Form 10-K
period 1993-12-31
MCDONALDS CORP
filed 1994-03-29
CIK 63908

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) for the fiscal year ended December 31, 1993
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) for the
          transition period from                 to
          Commission File Number 1-5231

                             McDONALD'S CORPORATION
             (Exact name of registrant as specified in its charter)

                       Delaware                            36-2361282
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)

                  McDonald's Plaza
                Oak Brook, Illinois                          60521
       (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (708) 575-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered
     --------------------------                    -----------------------
     Common stock, no par value                    New York Stock Exchange
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange
     Preferred Share Purchase Rights               New York Stock Exchange
     9-3/4% Notes due 1999                         New York Stock Exchange
     9-3/8% Notes due 1997                         New York Stock Exchange
     8-7/8% Debentures due 2011                    New York Stock Exchange
     7-3/8% Notes due 2002                         New York Stock Exchange
     Depositary Shares representing 7.72%
       Cumulative Preferred Stock, Series E        New York Stock Exchange
     6-3/4% Notes due 2003                         New York Stock Exchange
     7-3/8% Notes due 2033                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                     -----
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes    X    No
                     ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
          The aggregate market value of voting stock held by nonaffiliates of the registrant is $21,708,859,265 and the number of shares of common stock outstanding is 353,866,072 as of January 31, 1994.
          Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 1993.

                                     PART I

     Item 1.   Business

          McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

          (a)  General development of business

           There have been no significant changes to the Company's corporate structure during 1993, nor material changes in the Company's method of conducting business.

          (b)  Financial information about industry segments

           Industry segment data for the years ended December 31, 1993, 1992 and 1991 is included in Part II, item 8, pages 33 and 41 of this Form 10-K.

          (c)  Narrative description of business

          General

           The Company develops, operates, franchises and services a worldwide system of restaurants which prepare, assemble, package and sell a limited menu of value-priced foods. These restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent third parties, or by affiliates operating under joint-venture agreements between the Company and local businesspeople.

           The Company's franchising program assures consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital - initially, by purchasing equipment, signs, seating, and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building; franchisees then contribute to the Company's revenues through payment of rent and service fees based upon a percent of sales, with specified minimum payments. Generally, the conventional franchise arrangement lasts 20 years and franchising practices are consistent throughout the world. Further discussion regarding site selection is included in Part 1, item 2, page 6 of this Form 10-K.

           Training begins at the restaurant with one-on-one instruction and videotapes. Aspiring restaurant managers progress through a development program of classes in basic and intermediate operations, management and equipment. Assistant managers are eligible to attend the advanced operations and management class at one of the five Hamburger University (H.U.) campuses in the U.S., Germany, England, Japan or Australia. The curriculum at H.U. concentrates on skills and practices essential to delivering customer satisfaction and running a restaurant business.

           The Company's global brand is well-known. Marketing and promotional activities are designed to nurture this brand image and differentiate the Company from competitors by focusing on value and customer satisfaction. Funding for promotions is handled at the local restaurant level; funding for regional and national efforts is handled through advertising cooperatives. Franchised, Company-operated and affiliated restaurants throughout the world make voluntary contributions to cooperatives which purchase media. Production costs for certain advertising efforts are borne by the Company.

          Products

           McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac and Quarter Pounder with Cheese sandwiches, the Filet-O-Fish, McGrilled Chicken and McChicken sandwiches, french fries, Chicken McNuggets, salads, low fat shakes, sundaes and cones made with low fat frozen yogurt, pies, cookies and a limited number of soft drinks and other beverages. In addition, the restaurants sell a variety of products during limited promotional time periods. McDonald's restaurants operating in the United States are open during breakfast hours and offer a full breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage; three varieties of biscuit sandwiches; Apple-Bran muffins; and cereals. McDonald's restaurants in many countries around the world offer many of these same products as well as other products and limited breakfast menus. The Company tests new products on an ongoing basis.

           The Company, its franchisees and affiliates purchase food products and packaging from numerous independent suppliers. Quality specifications for both raw and cooked food products are established and strictly enforced. Alternative sources of these items are generally available. Quality assurance labs in the U.S., Europe and the Pacific work to ensure that the Company's high standards are consistently met. The quality assurance process involves ongoing testing and on-site inspections of suppliers' facilities. Independently owned and operated distribution centers distribute products and supplies to most McDonald's restaurants. The restaurants then prepare, assemble and package these products using specially designed production techniques and equipment to obtain uniform standards of quality.

          Trademarks and patents

           The Company has registered trademarks and service marks, some of which, including "McDonald's", "Ronald McDonald" and other related marks, are of material importance to the Company's business. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

          Seasonal operations

           The Company does not consider its operations to be seasonal to any material degree.

          Working capital practices

           Information about the Company's working capital practices is incorporated herein by reference to Management's Discussion and Analysis of the Company's financial position and the consolidated statement of cash flows for the years ended December 31, 1993, 1992 and 1991 in Part II, item 7, pages 26 through 28, and Part II, item 8 page 35 of this Form 10-K.

          Customers

           The Company's business is not dependent upon a single customer or small group of customers.

          Backlog

           Company-operated restaurants have no backlog orders.

          Government contracts

           No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

          Competition

           McDonald's restaurants compete with international, national, regional, and local retailers of food products. The Company competes on the basis of price and service and by offering quality food products. The Company's competition in the broadest perspective includes restaurants, quick-service eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens, and supermarket freezers.

           In the U.S., about 372,000 restaurants generate nearly $213 billion in annual sales. McDonald's accounts for about 2.5% of those restaurants and approximately 6.7% of those sales. No reasonable estimate can be made of the number of competitors outside of the U.S.; however, the Company's business in foreign markets continues to grow.

          Research and development

           The Company operates research and development facilities in Illinois. While research and development activities are important to the Company's business, these expenditures are not material. Independent suppliers also conduct research activities for the benefit of the McDonald's System, which includes franchisees and suppliers, as well as McDonald's, its subsidiaries and joint ventures.

          Environmental matters

           The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1993, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

          Number of employees

           During 1993, the Company's average number of employees was approximately 167,000.

          (d)  Financial information about foreign and domestic operations

           Financial information about foreign and domestic markets is incorporated herein by reference from selected Financial Data, Management's Discussion and Analysis and Segment and Geographic Information in Part II, item 6, page 10, Part II, item 7, pages 11 through 29 and Part II, item 8, page 41, respectively, of this Form 10-K.

     Item 2.   Properties

           The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. In order to control occupancy costs and rights, the Company owns restaurant sites and buildings where feasible and where it is not practical, secures long-term leases. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to lower average development costs through construction and design efficiencies and by leveraging the Company's global sourcing system. Additional information about the Company's properties is incorporated herein by reference to Management's Discussion and Analysis and the related financial statements with footnotes in Part II, item 7, pages 11 through 29 and Part II, item 8, pages 34, 35, 37, 38, 42, 46 and 47, respectively, of this Form 10-K.

     Item 3.   Legal Proceedings

           The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company's entire business. The following is a brief description of the more significant of these categories of lawsuits and government regulations.

          Franchising

           A substantial number of McDonald's restaurants are franchised to independent businesspeople operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments.

          Suppliers

           The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside of the United States, food, paper, or related items to any McDonald's restaurants. The Company relies upon independent suppliers which are required to meet and maintain the Company's standards and specifications. There are a number of such suppliers worldwide and on occasion disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and McDonald's business relationship with suppliers.

          Employees

           Thousands of persons are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of persons, from time to time, seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

          Customers

           McDonald's restaurants serve a large cross-section of the public and in the course of serving so many people, disputes arise as to products, service, accidents and other matters typical of an extensive restaurant business such as that of the Company.

          Trademarks

           McDonald's has registered trademarks and service marks, some of which are of material importance to the Company's business. From time to time, the Company may become involved in litigation to defend and protect its use of such registered marks.

          Government Regulations

           Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, franchising, health, environment, zoning and employment. The Company does not believe that it is in violation of any existing statutory or administrative rules, but it cannot predict the effect on its operations from promulgation of additional requirements in the future.

     Item 4.   Submission of Matters to a Vote of Shareholders
           None.

     Executive Officers of the Registrant

           All of the executive officers of McDonald's Corporation as of March 1, 1994 are shown below. Each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1994 Board of Directors' meeting.

                                                                        Number
                                                               Number   of
                                                               of       years
                                                               years    in
                                                      Date of  with     present
             Name                  Office             Birth    Company  position
     ---------------------  ---------------------     -------- -------  --------

     Robert M. Beavers, Jr. Senior Vice President     01/27/44    30       *
     James R. Cantalupo     President and             11/14/43    19       2
                            Chief Executive
                            Officer-International
     Michael L. Conley      Senior Vice President,    03/28/48    20       3
                            Controller
     Thomas S. Dentice      Executive Vice President  01/12/39    28       9
     Patrick J. Flynn       Executive Vice President  05/01/42    32       6
     Thomas W. Glasgow, Jr. Executive Vice President, 02/17/47    25       2
                            Chief Operations Officer
     Jack M. Greenberg      Vice Chairman, Chief      09/28/42    12       2
                            Financial Officer
     Michael R. Quinlan     Chairman, Chief           12/09/44    30       4
                            Executive Officer
     Edward H. Rensi        President and Chief       08/15/44    28       2
                            Executive Officer-U.S.A.
     Paul D. Schrage        Senior Executive Vice     02/25/35    26       9
                            President, Chief
                            Marketing Officer
     Fred L. Turner         Senior Chairman           01/06/33    37       4

     * Less than one year in current position.


                                       PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters

           The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York, Chicago and Pacific.

           The common stock price range on the New York Stock Exchange composite tape has been as follows:

          ---------------------------------------------------------
          Quarter                1993                     1992
          ---------------------------------------------------------
          First           $54 1/4 - 46 3/4         $45     - 38 3/8
          Second          $53 1/2 - 45 1/2         $47 1/2 - 39 3/8
          Third           $55 5/8 - 48 1/4         $47 1/4 - 41 1/8
          Fourth          $59 1/8 - 51 1/4         $50 3/8 - 40 7/8
          ---------------------------------------------------------
          Year            $59 1/8 - 45 1/2         $50 3/8 - 38 3/8
          ---------------------------------------------------------

           The approximate number of shareholders of record and beneficial owners of the Company's common stock as of December 31, 1993 was estimated to be 459,000.

           Given the Company's returns on equity and assets, the Company's management believes it is prudent to reinvest a significant portion of earnings back into the business. The Company has paid 72 consecutive quarterly dividends on common stock and has increased the per share amount 19 times since the first dividend was paid in 1976. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

           Dividends per common share for the years ended December 31, 1993 and 1992 are incorporated herein by reference from Part II, item 8, page 33.

Item 6.   Selected Financial Data

11-YEAR SUMMARY
(Dollars rounded to millions, except per common share data and average restaurant sales)


                                 1993     1992     1991     1990     1989     1988     1987     1986    1985     1984     1983
- ------------------------------------------------------------------------------------------------------------------------------
Systemwide sales              $23,587   21,885   19,928   18,759   17,333   16,064   14,330   12,432  11,001   10,007    8,687

  U.S.                        $14,186   13,243   12,519   12,252   12,012   11,380   10,576    9,534   8,843    8,071    7,069

  Outside of the U.S.         $ 9,401    8,642    7,409    6,507    5,321    4,684    3,754    2,898   2,158    1,936    1,618


Systemwide sales by type

  Operated by franchisees     $15,756   14,474   12,959   12,017   11,219   10,424    9,452    8,422   7,612    6,914    5,929

  Operated by the Company     $ 5,157    5,103    4,908    5,019    4,601    4,196    3,667    3,106   2,770    2,538    2,297

  Operated by affiliates      $ 2,674    2,308    2,061    1,723    1,513    1,444    1,211      904     619      555      461


Average sales by
restaurants open at least
one year, in thousands        $ 1,768    1,733    1,658    1,649    1,621    1,596    1,502    1,369   1,296    1,264    1,169

Revenues from franchised
restaurants                   $ 2,251    2,031    1,787    1,621    1,465    1,325    1,186    1,037     924      828      704

Total revenues                $ 7,408    7,133    6,695    6,640    6,066    5,521    4,853    4,143   3,694    3,366    3,001

Operating income              $ 1,984    1,862    1,679    1,596    1,438    1,288    1,160      983     905      812      713

Income before provision
for income taxes              $ 1,676    1,448    1,299    1,246    1,157    1,046      959      848     782      707      628

Net income                    $ 1,083      959      860      802      727      646      549 *    480     433      389      343

Cash provided by
operations                    $ 1,680    1,426    1,423    1,301    1,246    1,177    1,051      852     813      701      618


Financial position at year end

Net property and
  equipment                   $10,081    9,597    9,559    9,047    7,758    6,800    5,820    4,878   4,164    3,521    3,183

  Total assets                $12,035   11,681   11,349   10,668    9,175    8,159    6,982    5,969   5,043    4,230    3,727

  Long-term debt              $ 3,489    3,176    4,267    4,429    3,902    3,111    2,685    2,131   1,638    1,268    1,171

  Total shareholders'
  equity                      $ 6,274    5,892    4,835    4,182    3,550    3,413    2,917    2,506   2,245    2,009    1,755


Per common share

  Net income                  $  2.91     2.60     2.35     2.20     1.95     1.71     1.45 *   1.24    1.11      .97      .85

  Dividends declared          $   .42      .39      .36      .33      .30      .27      .24      .21     .20      .17      .14

  Total shareholders'
  equity at year end          $ 16.24    14.77    13.48    11.65     9.81     9.09     7.72     6.45    5.67     4.94     4.38

  Market price at
  year end                    $    57   48 3/4       38   29 1/8   34 1/2   24 1/8       22   20 1/4      18   11 1/2   10 1/2


Systemwide restaurants
at year end                    13,993   13,093   12,418   11,803   11,162   10,513    9,911    9,410   8,901    8,304    7,778

  Operated by franchisees       9,832    9,237    8,735    8,131    7,573    7,110    6,760    6,406   6,150    5,724    5,371

  Operated by the Company       2,699    2,551    2,547    2,643    2,691    2,600    2,399    2,301   2,165    2,053    1,949

  Operated by affiliates        1,462    1,305    1,136    1,029      898      803      752      703     586      527      458


  U.S.                          9,283    8,959    8,764    8,576    8,270    7,907    7,567    7,272   6,972    6,595    6,251

  Outside of the U.S.           4,710    4,134    3,654    3,227    2,892    2,606    2,344    2,138   1,929    1,709    1,527


Number of countries at
year end                           70       65       59       53       51       50       47       46      42       36       32



*Before the cumulative prior years' benefit from the change in accounting for income taxes.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     -----------------------------------------------------------------------
     CONSOLIDATED OPERATING RESULTS
     -----------------------------------------------------------------------
     INCREASES (DECREASES) IN OPERATING RESULTS OVER PRIOR YEAR
     -----------------------------------------------------------------------
     (Dollars rounded to millions,               1993                1992
     except per common share data)        Amount      %       Amount      %
     -----------------------------------------------------------------------
     SYSTEMWIDE SALES                     $1,702      8       $1,957     10
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
     restaurants                          $   55      1       $  194      4
     Revenues from franchised
     restaurants                             220     11          244     14
     -----------------------------------------------------------------------
          TOTAL REVENUES                     275      4          438      7
     -----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants             38      1           97      2
     Franchised restaurants                   32      9           42     14
     General, administrative
     and selling expenses                     81      9           66      8
     Other operating (income)
     expense--net                              2     (3)          50    (44)
     -----------------------------------------------------------------------
          TOTAL OPERATING COSTS
          AND EXPENSES                       153      3          255      5
     -----------------------------------------------------------------------
     OPERATING INCOME                        122      7          183     11
     -----------------------------------------------------------------------
     Interest expense                        (58)   (15)         (18)    (5)
     Nonoperating income
     (expense)--net                           48    N/M          (52)   N/M
     -----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
     INCOME TAXES                            228     16          149     11
     -----------------------------------------------------------------------
     Provision for income taxes              104     21           50     11
     -----------------------------------------------------------------------
     NET INCOME                           $  124     13       $   99     12
     =======================================================================
     NET INCOME PER COMMON SHARE          $  .31     12       $  .25     11
     -----------------------------------------------------------------------

     N/M - Not Meaningful

     SYSTEMWIDE SALES AND RESTAURANTS
     Systemwide sales are comprised of sales by restaurants operated by the Company, franchisees and affiliates operating under joint-venture agreements between McDonald's and local businesspeople. The 1993 increase was due to new restaurant expansion and higher sales at existing restaurants worldwide, offset in part by weaker foreign currencies and one less day in 1993 since 1992 was a leap year. The 1992 increase was due to new restaurant expansion, higher sales at existing restaurants and stronger foreign currencies. Sales by Company-operated restaurants grew at a slower rate than Systemwide sales in 1993 and 1992. The slower rate of growth in 1993 occurred primarily because weaker foreign currencies had a greater impact on sales by Company-operated restaurants than on Systemwide sales, combined with an increasing global base of franchised restaurants from expansion. The slower rate of growth in 1992 reflected the franchising of certain Company-operated businesses.
       Average sales by restaurants open at least one year were $1,768,000 in 1993, which was $35,000 higher than in 1992. Average sales both in the U.S. and outside of the U.S. improved due to the value program and various promotional efforts.
       Expansion has continued at an accelerated pace as 900 restaurants were added in 1993, compared with 675 in 1992 and 615 in 1991. Restaurants opened during the year (excluding satellite locations) contributed $572 million to Systemwide sales in 1993, $478 million in 1992 and $460 million in 1991. McDonald's plans to add between 900 and 1,200 restaurants (excluding satellite locations) around the world in 1994 and in each of the next several years. The mix of net additions will remain the same -- approximately one-third in the U.S. and two-thirds in markets outside of the U.S. Our global expansion plan also includes satellites -- sites that leverage the infrastructure of existing restaurants, either by using their storage capability or by drawing on their management talent and labor pool.
     At year-end 1993, 170 satellites were operating around the world. In addition, we expect to add several hundred satellite locations around the world each year.

     TOTAL REVENUES
     Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates, based upon a percent of sales with specified minimum payments. The minimum franchise fee generally has been 12% of sales for new U.S. franchise arrangements since 1987. Higher fees are charged for sites that require a higher investment on the part of the Company. Fees paid by franchisees outside of the U.S. vary according to local business conditions. These fees, together with occupancy and operating rights, are stipulated in franchise arrangements that generally have 20-year terms.
       Revenues grow as restaurants are added and as existing restaurants build sales. Menu price adjustments affect revenues as well as sales; however, different pricing structures, new products, promotions, and product mix variations make it impractical to quantify the impact for the System.

       The rates of increases in total revenues for 1993 and 1992 were less than the rates of increases in Systemwide sales. In 1993, this reflected weaker foreign currencies which had a greater impact on revenues than on Systemwide sales and the increasing global base of franchised restaurants, occurring primarily from expansion. In 1992, the franchising of certain Company-operated restaurant businesses primarily in the U.S. and Canada affected the rate of increase.
       Growth rates in sales by Company-operated restaurants and revenues from franchised restaurants varied because of expansion and changes in ownership and because sales by Company-operated restaurants were impacted to a greater degree by changing foreign currencies than were revenues. In 1993, about 53% of sales by Company-operated restaurants were outside of the U.S., compared with 33% of revenues from franchised restaurants.

     RESTAURANT MARGINS
     Company-operated restaurant margins were 19.2% of sales in 1993, compared with 19.1% in 1992 and 17.9% in 1991. As a percent of sales, food and paper costs increased, while occupancy, other operating and payroll costs declined in 1993. All costs as a percent of sales declined in 1992.
       Franchised restaurant margins were 83.1% of applicable revenues for 1993, compared with 82.8% in 1992 and 1991. Franchised margins include revenues and expenses associated with restaurants operating under business facilities lease arrangements. Under these arrangements, the Company leases the businesses -- including equipment -- to franchisees who have options to purchase the businesses. While higher fees are charged under these arrangements, margins are generally lower because of equipment depreciation. When these purchase options are exercised, the resulting gains compensate the Company for lower margins prior to exercise and are included in other operating (income) expense--net. At year-end 1993, 544 restaurants were operating under such arrangements, compared with 583 and 584 at year-end 1992 and 1991, respectively.

     GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
     The 1993 increase was due primarily to higher employee costs associated with expansion and key priorities, partially offset by weaker foreign currencies. The 1992 increase was due to higher employee costs associated with expansion, partially offset by a reduction in U.S. marketing costs associated with the value program. These expenses as a percent of Systemwide sales have remained relatively constant over the past five years, and were 4.0% in 1993 and 3.9% in 1992.

     OTHER OPERATING (INCOME) EXPENSE--NET
     This category is comprised primarily of gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, and net gains or losses from property dispositions. The 1993 and 1992 amounts were relatively constant, reflecting greater income from affiliates and gains on sales of restaurant businesses in 1993, offset by the favorable settlement of a sales tax case in Brazil in 1992. Major factors contributing to the 1992 decrease included lower affiliate results due to 1991 gains from property dispositions and lower operating results in Japan, lower gains on sales of restaurant businesses, and greater losses on property dispositions, partially offset by the favorable settlement of a sales tax case in Brazil in 1992.
       Gains on sales of restaurant businesses include gains from exercises of purchase options by franchisees operating under business facilities lease arrangements and from sales of Company-operated restaurants. As a franchisor, McDonald's purchases and sells businesses in transactions with franchisees and affiliates in an ongoing effort to achieve the optimal ownership mix in each market. These transactions and the resulting gains are integral to franchising, and are appropriately recorded in operating income.
       Equity in earnings of unconsolidated affiliates is reported after interest expense and income taxes, except for U.S. partnerships that are reported before income taxes. The Company actively participates in, but does not control, these businesses.
       Net gains or losses from property dispositions result from disposal of excess properties that occur because of closings, relocations and other transactions.

     OPERATING INCOME
     The 1993 and 1992 increases reflected better results from combined restaurant margins, partially offset by higher general, administrative and selling expenses. Additionally, 1993 was impacted by weaker foreign currencies, while 1992 was impacted by lower income from other operating transactions and stronger foreign currencies.

     INTEREST EXPENSE
     The 1993 and 1992 decreases were primarily due to lower average debt balances and lower average interest rates; 1993 also was impacted by weaker foreign currencies. The trends have been positively affected by the fact that cash provided by operations exceeded capital expenditures in each of the last three years.

     NONOPERATING INCOME (EXPENSE)--NET
     This category includes interest income, gains and losses related to investments and financings, as well as miscellaneous income and expense. The 1993 increase reflected $9 million in gains related to debt extinguishments and $29 million in charges related to various early redemptions of high-coupon, U.S. Dollar debt in 1992.

     PROVISION FOR INCOME TAXES
     The effective tax rate increased to 35.4% for 1993, compared with 33.8% for 1992 and 1991, primarily as a result of new U.S. tax legislation enacted in the third quarter of 1993 and lower foreign tax benefits. The full-year impact of the U.S. tax law changes on the 1993 income tax provision was approximately $20 million. Of this amount, the retroactive impact was $15 million, comprised of nearly $14 million attributable to a one-time, noncash revaluation of deferred tax liabilities, and $1 million related to periods prior to the third quarter. The Company expects its 1994 effective income tax rate to be in the 35.5% to 36.0% range.
       Consolidated net deferred tax liabilities included tax assets of $148 million, net of valuation allowance, in 1993 and 1992. Substantially all of the tax assets arose from profitable markets and the majority is expected to be realized in future U.S. income tax returns.

     NET INCOME AND NET INCOME PER COMMON SHARE
     Net income and net income per common share increased 13 and 12 percent, respectively, in 1993. These increases were negatively affected by weaker foreign currencies and the new U.S. tax legislation.

     ----------------------------------------------------------------
                                     NET INCOME
                                    (Dollars in       NET INCOME PER
                                     millions)         COMMON SHARE
     ----------------------------------------------------------------
                                    AMOUNT       %    AMOUNT        %
     ----------------------------------------------------------------
     1993 AS REPORTED               $1,083      13     $2.91       12
     Impact of changing foreign
     currencies                         32               .09
     Retroactive impact of U.S.
     tax law changes                    15               .04
     ----------------------------------------------------------------
     1993 AS ADJUSTED               $1,130      18     $3.04       17
     ================================================================

     IMPACT OF CHANGING FOREIGN CURRENCIES
     Changing foreign currencies do impact reported results from time to time, but McDonald's manages foreign currencies to mitigate business risk and the reporting impact. As previously noted, weaker foreign currencies had a significant negative impact on 1993 results, while stronger foreign currencies had a positive impact in 1992. Further discussion of our approach to managing changing foreign currencies can be found on pages 26 through 28 in Financings and Total Shareholders' Equity.

     -----------------------------------------------------------------------
     Impact of changing foreign currencies           1993
     -----------------------------------------------------------------------
                                        Reported                 Adjusted
     -----------------------------------------------------------------------
     (Dollars in millions)        Amount         %         Amount         %
     -----------------------------------------------------------------------
     Systemwide sales            $23,587         8        $23,993        10
     Revenues                      7,408         4          7,721         8
     Operating income              1,984         7          2,051        10
     Net income                    1,083        13          1,114        16
     -----------------------------------------------------------------------
                                                     1992
     -----------------------------------------------------------------------
     Systemwide sales            $21,885        10        $21,717         9
     Revenues                      7,133         7          7,116         6
     Operating income              1,862        11          1,846        10
     Net income                      959        12            953        11
     -----------------------------------------------------------------------

     ------------------------------------------------------------------------
     U.S. OPERATIONS
     ------------------------------------------------------------------------

     SALES
     The 1993 and 1992 increases were due to higher sales and transaction counts at existing restaurants and expansion. Sales and transaction counts in 1993 were positively driven by the emphasis on value and customer satisfaction in the form of Extra-Value Meals, Happy Meals, "2 for $2" offers and the Burger of the Month program; as well as the NBA Fantasy Pack Trading Card, Happy Birthday Big Mac, Jurassic Park, Double Plays and Holiday Video promotions.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
     (In millions of dollars)   1993      1992      1991       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees $11,435   $10,615  $  9,873  $  8,574    $5,322
     Operated by the Company   2,420     2,353     2,410     2,629     1,716
     Operated by affiliates      331       275       236       177        31
     ------------------------------------------------------------------------
     U.S. sales              $14,186   $13,243   $12,519   $11,380    $7,069
     ========================================================================

     RESTAURANTS
     There were 324 restaurants added in the U.S. in 1993, representing 36% of Systemwide additions, compared with 195 additions and 29% in 1992, and 340 additions and 56% five years ago. McDonald's expects to boost U.S. expansion in 1994 and in each of the next several years by adding between 300 and 400 restaurants, exclusive of satellites.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
                                1993      1992      1991       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees   7,628     7,375     7,149     6,017     4,791
     Operated by the Company   1,433     1,395     1,446     1,758     1,430
     Operated by affiliates      222       189       169       132        30
     ------------------------------------------------------------------------
     U.S. restaurants          9,283     8,959     8,764     7,907     6,251
     ========================================================================

       Restaurants operated by franchisees and affiliates represented 85% of U.S. restaurants at year-end 1993, compared with 78% five years ago. During the period 1989 through 1991, the Company franchised certain restaurants it previously operated, while continuing to own or control the land and buildings. The restaurants that had been franchised either were generating weak operating results, not building sales as expected, or located in outlying markets. The franchising of these businesses accomplished several objectives. On-site, entrepreneurial owners with an equity stake in the business improved operations, sales and profits; and franchising of these restaurants also improved consolidated profits.

     OPERATING RESULTS
     ------------------------------------------------------------------------
     (In millions of dollars)   1993      1992      1991      1990      1989
     ------------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants     $2,420    $2,353    $2,410    $2,655    $2,728
     Revenues from
     franchised restaurants    1,511     1,396     1,300     1,216     1,159
     ------------------------------------------------------------------------
          TOTAL REVENUES       3,931     3,749     3,710     3,871     3,887
     ------------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants               1,977     1,920     2,000     2,221     2,250
     Franchised restaurants      247       235       217       202       180
     General, administrative
     and selling expenses        638       566       549       511       490
     Other operating (income)
     expense--net                (18)      (13)      (56)      (49)      (22)
     ------------------------------------------------------------------------
          TOTAL OPERATING
          COSTS AND EXPENSES   2,844     2,708     2,710     2,885     2,898
     ------------------------------------------------------------------------
     U.S. OPERATING INCOME    $1,087    $1,041    $1,000    $  986    $  989
     ========================================================================

     U.S. revenues were positively impacted by strong sales and expansion in 1993 and 1992, and negatively affected by the franchising of certain Company-operated restaurant businesses in 1992, 1991 and 1990.
       U.S. Company-operated margins increased $11 million or 3% in 1993. These margins were 18.3% of sales in 1993, compared with 18.4% in 1992 and 17.0% in 1991. U.S. franchised margins rose $102 million or 9% in 1993, reflecting sales improvement and expansion. These margins were 83.6% of applicable revenues in 1993, compared with 83.2% in 1992 and 83.3% in 1991. While it is difficult to assess the potential effects of federal and state legislation in the U.S. that may impact the industry, the Company believes it can maintain operating margins within the same range of the past ten years by continuing to build sales and reduce costs.
       U.S. operating income rose $46 million or 4% in 1993 and was 55% of consolidated operating income, compared with 56% in 1992. This increase resulted primarily from higher combined restaurant margins, partially offset by higher general, administrative and selling expenses in the form of higher employee costs and other expenditures to support our global strategies and strengthen our competencies. The 1992 increase was driven by strong sales and combined restaurant margins, partially offset by lower gains on sales of restaurant businesses in 1992 and a gain on the sale of real estate by a U.S. affiliate in 1991. Operating income included $348 million of depreciation and amortization in 1993, compared with $330 million in 1992 and $325 million in 1991.

     ASSETS AND CAPITAL EXPENDITURES

     -------------------------------------------------------------------------
     (In millions of dollars)    1993      1992      1991      1990      1989
     -------------------------------------------------------------------------
     New restaurants           $  332    $  196    $  214    $  446    $  490
     Existing restaurants         122       125       151       249       283
     Other properties             130        76        45        51        74
     -------------------------------------------------------------------------
     U.S. capital expenditures $  584    $  397    $  410    $  746    $  847
     =========================================================================
     U.S. assets               $6,385    $6,410    $6,154    $6,060    $5,646
     -------------------------------------------------------------------------

     U.S. assets decreased $25 million or .4% in 1993, due to the utilization of year-end 1992 cash balances. At year-end 1993, 53% of consolidated assets were located in the U.S., compared with 55% at year-end 1992. Capital expenditures increased $187 million or 47% in 1993, and represented 44% of consolidated capital expenditures, compared with 60% five years ago. The amounts excluded expenditures made by franchisees such as their initial investments in equipment, signs, seating and decor and over the long term, ongoing reinvestment in their businesses. New restaurant expenditures increased $136 million or 69% because of accelerated expansion, tempered by lower average development costs.
       Expenditures for existing restaurants included modifications to achieve higher levels of customer satisfaction and implementation of technology to improve service and food quality. The decline over time highlighted aggressive reinvestment in prior years.
       Rebuilding and relocating restaurants has generated additional sales, reflecting our ability to adjust to changing demographics, traffic patterns and market opportunities. More than $35 million was spent for these investments in 1993 and $291 million over the past five years. The rise in other property expenditures was attributable to the further testing of Leaps & Bounds, a family play center concept.

     -------------------------------------------------------------------------
     (In thousands of dollars)   1993      1992      1991      1990      1989
     -------------------------------------------------------------------------
     Land                      $  328    $  361    $  433    $  433    $  472
     Building                     482       515       608       720       682
     Equipment                    317       361       362       403       416
     -------------------------------------------------------------------------
     U.S. average costs        $1,127    $1,237    $1,403    $1,556    $1,570
     =========================================================================

       Average land costs declined as a result of the implementation of low-cost building designs, which require smaller parcels, and a softer real estate market. Average building costs decreased due to low-cost building designs and construction efficiencies. Low-cost building designs comprised nearly 80% of 1993 openings, compared with 60% in 1992. Average equipment costs decreased due to standardization and global sourcing. McDonald's intends to pursue ongoing development cost reductions by taking further advantage of standardization, global sourcing and economies of scale.

       The Company continues to emphasize restaurant property ownership. Real estate ownership yields long-term benefits, including the ability to fix occupancy costs. In addition to purchasing new properties, previously leased properties are acquired. The Company owned 68% of U.S. sites at year-end 1993, the same as five years ago.

     ----------------------------------------------------------------------
     OPERATIONS OUTSIDE OF THE U.S.
     ----------------------------------------------------------------------

     SALES
     The 1993 and 1992 increases were due to expansion and higher sales at existing restaurants; however, 1993 was impacted by weaker foreign currencies, most notably the European currencies along with the Canadian and Australian Dollars. On the other hand, 1992 benefited from stronger foreign currencies in the form of the Japanese Yen, Deutsche Mark and French Franc. Strong operating results have been achieved in the past several years despite weak economies in several countries, particularly Canada, England and Japan.

     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
     (In millions of dollars)     1993     1992     1991      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees    $4,321   $3,859   $3,085   $1,850   $  607
     Operated by the Company     2,737    2,750    2,499    1,567      581
     Operated by affiliates      2,343    2,033    1,825    1,267      430
     ----------------------------------------------------------------------
     Sales outside of the U.S.  $9,401   $8,642   $7,409   $4,684   $1,618
     ======================================================================

       European sales rose because of accelerated expansion and higher sales at existing restaurants, partially offset by weaker foreign currencies. Asia/Pacific sales grew because of expansion coupled with the favorable impact of a stronger Japanese Yen. Latin American sales increased because of expansion and higher sales at existing restaurants. Canadian sales were negatively impacted by the weaker currency, partially offset by higher sales at existing restaurants and expansion.
       In 1993, four of the six largest markets outside of the U.S. -- France, Germany, Australia and England -- reported double digit sales increases on a local currency basis. Other markets -- including Argentina, Austria, Belgium, Brazil, Canada, Denmark, Hong Kong, Hungary, Italy, Malaysia, Netherlands, New Zealand, Norway, Panama, Puerto Rico, Scotland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey and Wales -- delivered excellent results on a local currency basis.

     RESTAURANTS
     During the past five years, 60% of Systemwide additions have been outside of the U.S. Of the 576 restaurants added in 1993, 54% were in the six largest markets, compared with 57% in 1992 and 63% in 1991. This continued relative decline was indicative of the growing importance of emerging markets. McDonald's expects to boost expansion outside of the U.S. in 1994 and in each of the next several years by adding between 600 and 800 restaurants, exclusive of satellites.

     -----------------------------------------------------------------------
                                                              Five      Ten
                                                             years    years
                                1993      1992      1991       ago      ago
     -----------------------------------------------------------------------
     Operated by franchisees   2,204     1,862     1,586     1,093      580
     Operated by the Company   1,266     1,156     1,101       842      519
     Operated by affiliates    1,240     1,116       967       671      428
     -----------------------------------------------------------------------
     Restaurants outside of
     the U.S.                  4,710     4,134     3,654     2,606    1,527
     =======================================================================

       About 82% of Company-operated restaurants outside of the U.S. were in England, Canada, Germany, Australia, Hong Kong and France. About 71% of franchised restaurants outside of the U.S. were in Canada, Germany, Australia, France, Japan and the Netherlands. Restaurants operated by affiliates were principally located in Japan and other Asia/Pacific countries.

     OPERATING RESULTS
     -----------------------------------------------------------------------
     (In millions of dollars)  1993      1992      1991      1990      1989
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants    $2,737    $2,750    $2,499    $2,364    $1,873
     Revenues from
     franchised restaurants     740       634       486       405       306
     -----------------------------------------------------------------------
        TOTAL REVENUES        3,477     3,384     2,985     2,769     2,179
     -----------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants              2,188     2,206     2,029     1,915     1,528
     Franchised restaurants     133       114        90        77        61
     General, administrative
     and selling expenses       303       295       246       213       166
     Other operating (income)
     expense--net               (44)      (51)      (58)      (46)      (25)
     -----------------------------------------------------------------------
        TOTAL OPERATING
        COSTS AND EXPENSES    2,580     2,564     2,307     2,159     1,730
     -----------------------------------------------------------------------
     OPERATING INCOME
     OUTSIDE OF THE U.S.     $  897    $  820    $  678    $  610    $  449
     =======================================================================

     The 1993 and 1992 revenue and operating income increases reflected accelerated expansion and better performance despite weak economies in several major markets. Changing foreign currencies had a negative effect in 1993 and a positive one in 1992 on these increases.

       Company-operated and franchised dollar margins were negatively impacted by weaker foreign currencies. Company-operated margins increased $6 million or 1% in 1993. These margins improved to 20.1% of sales in 1993, compared with 19.8% in 1992 and 18.8% in 1991. Franchised margins grew $86 million or 17% in 1993. These margins were 82.0% of applicable revenues in 1993, compared with 82.1% in 1992 and 81.5% in 1991.
       The 1993 and 1992 increases in general, administrative and selling expenses were due primarily to higher employee costs associated with expansion, partially offset by weaker foreign currencies in 1993.
       Other operating income decreased in 1993 due to the favorable settlement of a sales tax case in Brazil in 1992, offset somewhat by 1993 increases in gains on sales of restaurant businesses and greater affiliate earnings. Other operating income decreased in 1992 due to lower affiliate results and lower gains on sales of restaurant businesses, offset somewhat by the favorable settlement of a sales tax case in Brazil.
       Operations outside of the U.S. continued to contribute greater amounts to consolidated results as shown below:
     ---------------------------------------------------------------------
     (As a percent of consolidated)   1993    1992   1991    1990   1989
     ---------------------------------------------------------------------
     Systemwide sales                   40      39     37      35     31
     Total revenues                     47      47     45      42     36
     Operating income                   45      44     40      38     31
     Restaurant margins
       Company-operated                 55      56     53      51     42
       Franchised                       32      31     27      24     20
     Systemwide restaurants             34      32     29      27     26
     Assets                             47      45     46      43     38
     ---------------------------------------------------------------------

       The Europe/Africa/Middle East segment accounted for 64% of revenues and 61% of operating income outside of the U.S. in 1993, growing $49 and $64 million, respectively. Germany, England and France accounted for 85% of this segment's operating income, compared with 90% in 1992. The 1993 increases were primarily due to strong operating results in Germany and France, as well as many emerging markets, offset by weaker foreign currencies. England's operating income decrease was due to the significant impact of the weaker currency. The majority of the 1992 revenue and operating income increases were generated by Germany, France and England.
       Asia/Pacific revenues grew $60 million and operating income increased $27 million in 1993; 82% of the operating income was contributed by Australia, Japan and Hong Kong. The 1993 increases were attributable to expansion and developing economies in many Asia/Pacific markets, with the exception of Japan which continues to suffer from a weak economy. In 1992, stronger operations in Australia, and better results in Hong Kong and Singapore improved operating income, while earnings from Japan were affected by the economy.
       Latin American revenues grew $22 million, while operating income decreased $12 million in 1993. The 1993 increase in revenues was primarily a function of expansion, while the decrease in operating income reflected the favorable settlement of a sales tax case in Brazil in 1992, partially offset by better results in Argentina. Brazil was affected by a weak economy in 1993 and 1992.

       Canadian revenues decreased $37 million due to a weaker Canadian Dollar in 1993. Operating income decreased $2 million, reflecting the weaker currency and a decrease in other operating income, partially offset by better Company-operated margins. Revenues decreased in 1992 due to the franchising of certain restaurant businesses and the weaker currency, while operating income declined due to lower gains on sales of restaurant businesses and the weaker currency.

     ASSETS AND CAPITAL EXPENDITURES
     Assets outside of the U.S. rose $379 million or 7% in 1993; the effects of expansion were partially offset by weaker foreign currencies. At year-end 1993, about 47% of consolidated assets were located outside of the U.S.; 64% of these assets were located in England, France, Germany, Canada and Australia.

     -----------------------------------------------------------------------
     (In millions of dollars)  1993      1992      1991      1990      1989
     -----------------------------------------------------------------------
     New restaurants         $  609    $  603    $  612    $  639    $  486
     Existing restaurants        94        91        94       126       148
     Other properties            55        47        39        74        64
     -----------------------------------------------------------------------
     Capital expenditures
     outside of the U.S.     $  758    $  741    $  745    $  839    $  698
     =======================================================================
     Assets outside of
     the U.S.                $5,650    $5,271    $5,195    $4,608    $3,529
     -----------------------------------------------------------------------

       In the past five years, nearly $3.8 billion has been invested outside of the U.S.; in 1993, capital expenditures rose in all geographic segments except Canada. Weaker foreign currencies negatively impacted Europe, Asia/Pacific and Canada. Approximately 72% of capital expenditures outside of the U.S. were invested in Europe -- primarily in Germany, France and England.
       In general, average development costs for new restaurants for the five largest, majority-owned markets -- Australia, Canada, England, France and Germany -- were nearly double the U.S. average; such costs accommodate higher sales volumes and transaction counts. Even so, 1993 average development costs have decreased approximately one-third since 1991 in these markets. Over the past two years, average development costs have decreased due to construction and design efficiencies, standardization, global sourcing and changes in the mix of openings, and because of weaker foreign currencies in 1993.
       Expenditures for existing restaurants included seating and decor upgrades, and equipment required for new products and operating efficiencies. The majority of these expenditures were in Europe. Expenditures for other properties were principally for office facilities.

       As in the U.S., business outside of the U.S. emphasizes restaurant property ownership. However, various laws and regulations make property acquisition and ownership much more difficult than in the U.S. Ownership is obtained when practical; otherwise, long-term leases are an alternative. In addition, certain markets have laws and customs that offer stronger tenancy rights than are available in the U.S. The Company and affiliates owned 36% of sites outside of the U.S. at year-end 1993, compared with 35% five years ago.

       Capital expenditures made by affiliates -- which were not included in consolidated amounts -- were $207 million in 1993, compared with $206 million in 1992. The majority of the 1993 expenditures were for development in Japan, Argentina and Russia. Included in the amounts for Russia were costs for constructing an office building which is leased primarily to third parties.

     -----------------------------------------------------------------------
     FINANCIAL POSITION
     -----------------------------------------------------------------------

     TOTAL ASSETS AND CAPITAL EXPENDITURES
     Total assets grew $354 million or 3% in 1993; net property and equipment represented 84% of total assets and rose $484 million. Capital expenditures increased $204 million or 18%, reflecting higher expansion, partially offset by lower average development costs and weaker foreign currencies.

     CASH PROVIDED BY OPERATIONS
     Cash provided by operations increased $254 million or 18% in 1993, and was relatively flat in 1992 mainly due to $159 million in payments related to various prior years' tax matters. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchase and dividends. For the third straight year, cash provided by operations exceeded capital expenditures.
       While cash generated is significant relative to cash required, the Company also has the ability to meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, a relatively low current ratio has been purposefully maintained; it was .60 at year-end 1993.
       The Company believes that cash flow measures are meaningful indicators of growth and financial strength, when evaluated in the context of absolute dollars, uses and consistency. Over the past five years, cash flow coverage has improved significantly. Cash provided by operations is expected to cover capital expenditures over the next several years, even as expansion continues to accelerate.

     -----------------------------------------------------------------------
     (Dollars in millions)          1993    1992     1991     1990     1989
     -----------------------------------------------------------------------
     Cash provided by
     operations                   $1,680  $1,426   $1,423   $1,301   $1,246
     Cash provided by operations
     minus capital expenditures   $  363  $  339   $  294   $ (270)  $ (309)
     Cash provided by operations
     as a percent of capital
     expenditures                    128     131      126       83       80
     Cash provided by operations
     as a percent of total debt       45      37       31       27       31
     -----------------------------------------------------------------------

     FINANCINGS
     The Company strives to minimize interest expense and the impact of changing foreign currencies, while maintaining the capacity to meet increasing growth requirements. To accomplish these objectives, McDonald's generally finances long-term assets with long-term debt in the currencies in which the assets are denominated, while remaining flexible to take advantage of changing foreign currencies and interest rates.

       Over the years, major capital markets and various techniques have been utilized to meet financing requirements and reduce interest expense. Currency exchange agreements have been employed in conjunction with borrowings to obtain desired currencies at attractive rates. Interest-rate exchange agreements and interest-rate caps have been used to effectively convert fixed-rate to floating-rate debt, or vice versa, and to limit interest expense. Foreign-denominated debt has been used to lessen the impact of changing foreign currencies on net income and shareholders' equity. Total foreign-denominated debt, including the effects of currency exchange agreements, was $3.1 and $2.7 billion at year-end 1993 and 1992, respectively.
       The Company manages its debt portfolio, including the use of derivatives, in order to respond to changes in interest rates and foreign currencies. Accordingly, the Company periodically retires, redeems, and repurchases debt, and terminates exchange agreements. While changing foreign currencies affect reported results, the Company actively hedges the seven currencies that have significant potential impact in order to minimize the cash exposure of royalty and other payments received in the U.S. in foreign currencies. In addition, McDonald's restaurants primarily purchase goods and services in local currencies resulting in natural hedges; McDonald's typically finances in local currencies creating economic hedges; and the Company's foreign currency exposure is diversified within a basket of currencies, as opposed to one or several.


     -----------------------------------------------------------------------
     (Includes the net asset
      positions of currency
      exchange agreements)          1993    1992     1991     1990     1989
     -----------------------------------------------------------------------
     Fixed-rate debt as a percent
     of total debt at year end        77      75       78       78       76
     Weighted average annual
     interest rate                   9.1     9.3      9.4      9.4      9.4
     Foreign-denominated debt
     as a percent of total debt
     at year end                      86      72       61       60       59
     -----------------------------------------------------------------------

       Moody's and Standard & Poor's have rated McDonald's debt Aa2 and
     AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990, and currently rates it AA+. The Company has not experienced, nor does it expect to experience, difficulty in obtaining financing or in refinancing existing debt. The Company had $1.7 billion under line of credit agreements and $685 million under previously filed shelf registrations available at year-end 1993 for future debt issuance.
       Although McDonald's prefers to own real estate, leases are an alternative financing method. As in the past, some new properties will be leased. Such leases frequently include renewal and/or purchase options. In the past five years, McDonald's has leased properties related to 41% of U.S. openings and 67% of openings outside of the U.S.

     During the past three years, the Company has improved its balance sheet by reducing leverage while simultaneously increasing expansion and repurchasing shares. Total debt as a percent of total capitalization -- defined as total debt and total shareholders' equity -- was 37% at year-end 1993, compared with 40% and 49% at year-end 1992 and 1991, respectively.

     TOTAL SHAREHOLDERS' EQUITY
     Total shareholders' equity rose $382 million and represented 52% of total assets at year-end 1993. One technique used to enhance common shareholder value is share repurchase through excess cash flow or debt capacity, while maintaining a strong equity base for future expansion. At year-end 1993, the market value of shares repurchased by the Company and recorded as common stock in treasury was $3.5 billion.
       In conjunction with efforts to enhance common shareholder value, the Company recently announced its intention to purchase up to $1 billion of its common stock within the next three years, primarily from excess cash flow. In 1993, the Company completed a $700 million common share repurchase program begun in 1992. In order to lower the cost of equity capital, the Company issued $500 million of Series E 7.72% Cumulative Preferred Stock in 1992; at the same time, the Board of Directors authorized a $500 million common share repurchase program and the use of derivatives. Subsequently, the Board authorized an additional $200 million expenditure for share repurchase in 1993.
       Weaker foreign currencies reduced shareholders' equity by $65 million in 1993; however, financing foreign-denominated assets with foreign-denominated debt tempered the effect. At year-end 1993, foreign-denominated assets not entirely financed with the related foreign-denominated debt were primarily located in England, Canada, Australia, France and Germany.

     RETURNS
     Return on average assets is computed using income before provision for income taxes, preferred dividends and interest expense. Net income, less preferred stock dividends (net of tax in 1993 and 1992), is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.


     ----------------------------------------------------------------------
                                    1993    1992     1991     1990     1989
     ----------------------------------------------------------------------
     Return on average assets       17.1    16.1     15.8     16.7     17.3
     Return on average common
     equity                         19.0    18.2     19.1     20.7     20.5
     ----------------------------------------------------------------------

       The 1993 and 1992 improvements in return on average assets reflected better global operating results and a slower rate of asset growth. The 1993 improvement in return on average common equity reflected higher levels of share repurchase, whereas declines in 1992 and 1991 resulted from lower levels of share repurchase as excess cash flow was used to reduce debt. In recent years, returns were affected by soft economies in the U.S. and certain markets outside of the U.S. Also influencing these returns were expansion outside of the U.S. and, prior to 1991, escalating development costs and higher reinvestment.

     EFFECTS OF CHANGING PRICES--INFLATION
     McDonald's has demonstrated an ability to manage inflationary cost increases effectively. Rapid inventory turnover, the ability to adjust prices, substantial property holdings--many of which are at fixed costs and partially financed by debt made cheaper by inflation-- and cost controls have enabled McDonald's to mitigate the effects of inflation.

     Item 8.   Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                 Reference
                                                                 ---------

     Management's Report                                             31

     Report of independent auditors                                  32

     Consolidated statement of income
       for each of the three years in the
       period ended December 31, 1993                                33


     Consolidated balance sheet
       at December 31, 1993 and 1992                                 34

     Consolidated statement of cash flows
       for each of the three years in the
       period ended December 31, 1993                                35


     Consolidated statement of shareholders'
       equity for each of the three years in
       the period ended December 31, 1993                            36

     Notes to consolidated financial statements
       (Financial comments)                                        37-50

     Quarterly Results (unaudited)                                   51

     MANAGEMENT'S REPORT

     Management is responsible for the preparation and integrity of the consolidated financial statements and Financial Comments appearing in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments. Other financial information presented in the annual report is consistent with the financial statements.
       The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, and that transactions are executed as authorized and are recorded and reported properly. This system of controls is based upon written policies and procedures, appropriate divisions of responsibility and authority, careful selection and training of personnel and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.
       Ernst & Young, independent auditors, has audited the Company's financial statements and their report is presented herein.
       The Board of Directors has an Audit Committee composed entirely of outside Directors. Ernst & Young has direct access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

     McDONALD'S CORPORATION
     Oak Brook, Illinois
     January 27, 1994

     REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     McDonald's Corporation
     Oak Brook, Illinois

     We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.






     ERNST & YOUNG
     Chicago, Illinois
     January 27, 1994

     McDONALD'S CORPORATION CONSOLIDATED STATEMENT OF INCOME
     --------------------------------------------------------------------------
     (In millions of dollars, except per common share data)
                              Years ended December 31, 1993      1992      1991
     --------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated restaurants         $5,157.2  $5,102.5  $4,908.5
     Revenues from franchised restaurants           2,250.9   2,030.8   1,786.5
     --------------------------------------------------------------------------
          TOTAL REVENUES                            7,408.1   7,133.3   6,695.0
     --------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants
       Food and packaging                           1,735.1   1,688.8   1,627.5
       Payroll and other employee benefits          1,291.2   1,281.4   1,259.2
       Occupancy and other operating expenses       1,138.3   1,156.3   1,142.4
     --------------------------------------------------------------------------
                                                    4,164.6   4,126.5   4,029.1
     --------------------------------------------------------------------------
     Franchised restaurants--occupancy expenses       380.4     348.6     306.5
     General, administrative and selling expenses     941.1     860.6     794.7
     Other operating (income) expense--net            (62.0)    (64.0)   (113.8)
     --------------------------------------------------------------------------
          TOTAL OPERATING COSTS AND EXPENSES        5,424.1   5,271.7   5,016.5
     --------------------------------------------------------------------------
     OPERATING INCOME                               1,984.0   1,861.6   1,678.5
     --------------------------------------------------------------------------
     Interest expense--net of capitalized interest
       of $20.0, $19.5 and $26.2                      316.1     373.6     391.4
     Nonoperating income (expense)--net                 7.8     (39.9)     12.3
     --------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES       1,675.7   1,448.1   1,299.4
     --------------------------------------------------------------------------
     Provision for income taxes                       593.2     489.5     439.8
     --------------------------------------------------------------------------
     NET INCOME                                    $1,082.5  $  958.6  $  859.6
     ==========================================================================
     NET INCOME PER COMMON SHARE                   $   2.91  $   2.60  $   2.35
     --------------------------------------------------------------------------
     DIVIDENDS PER COMMON SHARE                    $    .42  $    .39  $    .36
     --------------------------------------------------------------------------
     The accompanying Financial Comments are an integral part of the consolidated financial statements.

     McDONALD'S CORPORATION CONSOLIDATED BALANCE SHEET
     --------------------------------------------------------------------
     (In millions of dollars)               December 31, 1993        1992
     --------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                              $185.8      $436.5
     Accounts receivable                                287.0       245.9
     Notes receivable                                    27.6        33.7
     Inventories, at cost, not in excess of market       43.5        43.5
     Prepaid expenses and other current assets          118.9       105.1
     --------------------------------------------------------------------
       TOTAL CURRENT ASSETS                             662.8       864.7
     --------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES
     Notes receivable due after one year                 90.0        99.0
     Investments in and advances to affiliates          446.7       399.7
     Miscellaneous                                      338.6       330.7
     --------------------------------------------------------------------
       TOTAL OTHER ASSETS AND DEFERRED CHARGES          875.3       829.4
     --------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost                 13,459.0    12,658.0
     Accumulated depreciation and amortization       (3,377.6)   (3,060.6)
     --------------------------------------------------------------------
       NET PROPERTY AND EQUIPMENT                    10,081.4     9,597.4
     --------------------------------------------------------------------
     INTANGIBLE ASSETS--NET                             415.7       389.7
     --------------------------------------------------------------------
     TOTAL ASSETS                                   $12,035.2   $11,681.2
     ====================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                                     $193.3      $411.0
     Accounts payable                                   395.7       343.3
     Income taxes                                        56.0       109.7
     Other taxes                                         90.2        74.8
     Accrued interest                                   132.9       133.3
     Other accrued liabilities                          203.9       203.1
     Current maturities of long-term debt                30.0       269.4
     --------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                      1,102.0     1,544.6
     --------------------------------------------------------------------
     LONG-TERM DEBT                                   3,489.4     3,176.4
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                                 334.4       225.2
     DEFERRED INCOME TAXES                              835.3       748.6
     COMMON EQUITY PUT OPTIONS                                       94.0
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
     authorized--165.0 million shares;
     issued--5.7 and 5.8 million                        677.3       680.2
     Common stock, no par value;
     authorized--1.25 billion shares;
     issued--415.2 million                               46.2        46.2
     Additional paid-in capital                         302.8       260.2
     Guarantee of ESOP Notes                           (253.6)     (271.3)
     Retained earnings                                7,612.6     6,727.3
     Foreign currency translation adjustment           (192.2)     (127.4)
     --------------------------------------------------------------------
                                                      8,193.1     7,315.2
     --------------------------------------------------------------------
     Common stock in treasury, at cost;
     61.5 and 51.6 million shares                    (1,919.0)   (1,422.8)
     --------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                     6,274.1     5,892.4
     --------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $12,035.2   $11,681.2
     ====================================================================

     The accompanying Financial Comments are an integral part of the consolidated financial statements.

     McDONALD'S CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
     --------------------------------------------------------------------------
     (In millions of dollars)
                              Years ended December 31, 1993      1992      1991
     --------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income                                    $1,082.5    $958.6    $859.6
     Adjustments to reconcile to cash
     provided by operations
      Depreciation and amortization                   568.4     554.9     514.2
      Deferred income taxes                            52.4      22.4      64.7
      Changes in operating working capital items
       Accounts receivable increase                   (48.3)    (29.1)    (40.9)
       Inventories, prepaid expenses and other
       current assets (increase) decrease              (9.6)      2.2        .4
       Accounts payable increase (decrease)            45.4        .8     (22.7)
       Accrued interest increase (decrease)            (5.1)    (27.4)     27.5
       Taxes and other liabilities increase
       (decrease)                                      26.5     (68.2)     85.2
      Other--net                                      (32.4)     11.7     (64.8)
     --------------------------------------------------------------------------
          CASH PROVIDED BY OPERATIONS               1,679.8   1,425.9   1,423.2
     --------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Property and equipment expenditures           (1,316.9) (1,086.9) (1,128.8)
     Sales of restaurant businesses                   114.2     124.5     159.8
     Purchases of restaurant businesses               (64.2)    (64.1)    (30.1)
     Notes receivable additions                       (33.1)    (31.8)    (38.8)
     Property sales                                    61.6      52.2      58.6
     Notes receivable reductions                       75.7      78.5      53.1
     Other                                            (55.3)    (71.1)    (13.5)
     --------------------------------------------------------------------------
          CASH USED FOR INVESTING ACTIVITIES       (1,218.0)   (998.7)   (939.7)
     --------------------------------------------------------------------------
     FINANCING ACTIVITIES
     Notes payable and commercial paper net
     borrowings supported by line of
     credit agreements                                 (8.9)     17.0    (676.7)
     Other long-term financing issuances            1,241.0     509.5   1,004.1
     Other long-term financing repayments          (1,185.9) (1,041.5)   (606.9)
     Treasury stock purchases                        (620.1)    (79.7)   (109.2)
     Preferred stock issuances                                  484.9     100.0
     Common and preferred stock dividends            (201.2)   (160.5)   (148.3)
     Other                                             62.6      59.4      30.9
     --------------------------------------------------------------------------
          CASH USED FOR FINANCING ACTIVITIES         (712.5)   (210.9)   (406.1)
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS INCREASE (DECREASE)        (250.7)    216.3      77.4
     --------------------------------------------------------------------------
     Cash and equivalents at beginning of year        436.5     220.2     142.8
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS AT END OF YEAR             $185.8    $436.5    $220.2
     ==========================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid                                 $312.2    $395.7    $368.1
       Income taxes paid                             $521.7    $531.6    $313.5
     --------------------------------------------------------------------------

     The accompanying Financial Comments are an integral part of the consolidated financial statements.

McDONALD'S CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars and shares in millions, except per share data)
                                                                                                     Foreign
                                    Preferred       Common       Additional  Guarantee               currency     Common stock
                                  stock issued    stock issued    paid-in       of       Retained   translation    in treasury
                                 Shares  Amount  Shares  Amount   capital   ESOP Notes   earnings   adjustment   Shares    Amount
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1990       6.9   $199.7   415.2   $46.2   $173.7     $(196.5)    $5,214.5      $46.7     (56.1)  $(1,302.0)

- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  859.6

Common stock cash dividends
($.36 per share)                                                                           (129.7)

Preferred stock cash dividends
($2.01 for Series B and
$1.74 for Series C)                                                                         (19.2)

Preferred stock issuance           3.0    100.0                      (.2)     (100.0)

ESOP Notes payment                                                               8.1

Treasury stock acquisitions                                                                                       (3.4)     (116.7)

Translation adjustments
(including taxes of $1.0)                                                                              (14.4)

Stock option exercises and other
(including tax benefits of
$15.9)                                     (1.5)                    28.4         1.7                               3.0        36.7

- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1991       9.9    298.2   415.2    46.2    201.9      (286.7)     5,925.2       32.3     (56.5)   (1,382.0)

- ----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                  958.6

Common stock cash dividends
($.39 per share)                                                                           (141.8)

Preferred stock cash dividends
($2.01 for Series B, $2.32 for
Series C and $.16 for Series E
depositary share), (net of tax
benefits of $6.4)                                                                           (14.7)

Preferred stock issuance                  500.0                    (15.1)

Preferred stock conversion        (4.1)  (118.0)                    22.9                                           3.2        95.1

ESOP Notes payment                                                              12.6

Treasury stock acquisitions                                                                                       (1.9)      (92.3)

Translation adjustments
(including taxes of $21.2)                                                                            (159.7)

Common equity put options
issuance                                                                                                                     (91.5)

Stock option exercises and other
(including tax benefits of
$29.7)                                                              50.5         2.8                               3.6        47.9

- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992       5.8    680.2   415.2    46.2    260.2      (271.3)     6,727.3     (127.4)    (51.6)   (1,422.8)

- ----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,082.5

Common stock cash dividends
($.42 per share)                                                                           (150.3)

Preferred stock cash dividends
($2.01 for Series B, $2.32 for
Series C and $1.93 for Series E
depositary share), (net of tax
benefits of $4.1)                                                                           (46.9)

Preferred stock conversion         (.1)    (2.9)                      .5                                            .1         2.4

ESOP Notes payment                                                              15.5

Treasury stock acquisitions                                                                                      (12.5)     (627.7)

Translation adjustments
(including taxes of $1.6)                                                                              (64.8)

Common equity put options
expiration                                                                                                                    94.0

Stock option exercises and other
(including tax benefits of
$23.0)                                                              42.1         2.2                               2.5        35.1

- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993       5.7   $677.3   415.2   $46.2   $302.8     $(253.6)    $7,612.6    $(192.2)    (61.5)  $(1,919.0)

==================================================================================================================================
The accompanying Financial Comments are an integral part of the consolidated financial statements.

     MCDONALD'S CORPORATION FINANCIAL COMMENTS

     --------------------------------------------------------------------
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------
     CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates are carried at equity in the companies' net assets.

     FOREIGN CURRENCY TRANSLATION
     The functional currency of each operation outside of the U.S., except for those located in hyperinflationary countries, is the respective local currency.

     INCOME TAXES
     In 1992, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The effects were not material, as the Company had previously adopted Statement No. 96.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost with depreciation and amortization provided on the straight-line method over the following estimated useful lives: buildings--up to 40 years; leasehold improvements--lesser of useful lives of assets or lease terms including option periods; and equipment--3 to 12 years.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of franchise rights reacquired from franchisees and affiliates, and are amortized on the straight-line method over an average life of 29 years.

     FINANCIAL INSTRUMENTS
     Non-U.S. Dollar financing transactions generally are effective as hedges of long-term investments in the corresponding currency. Interest-rate exchange agreements are designated and generally are effective as hedges of the Company's interest-rate exposures. The carrying amounts for cash and equivalents and notes receivable approximated fair value. For noninterest-bearing security deposits by franchisees, no fair value was provided as these deposits are an integral part of the overall franchise arrangements.

     STATEMENT OF CASH FLOWS
     The Company considers all highly liquid investments with short-term maturity dates to be cash equivalents. The impact of changing foreign currencies on cash and equivalents was not material.

     ----------------------------------------------------------------------
     NUMBER OF RESTAURANTS IN OPERATION
     ----------------------------------------------------------------------
                                      1993      1992      1991      1990
     ----------------------------------------------------------------------
     Operated by franchisees         9,288     8,654     8,151     7,578
     Operated under business
     facilities lease arrangements     544       583       584       553
     Operated by the Company         2,699     2,551     2,547     2,643
     Operated by 50% or less
     owned affiliates                1,462     1,305     1,136     1,029
     ----------------------------------------------------------------------
     Systemwide restaurants         13,993    13,093    12,418    11,803
     ======================================================================
     Franchisees operating under business facilities lease arrangements have options to purchase the businesses. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

     ----------------------------------------------------------------------
     OTHER OPERATING (INCOME) EXPENSE--NET
     ----------------------------------------------------------------------
     (In millions of dollars)                     1993      1992      1991
     ----------------------------------------------------------------------
     Gains on sales of restaurant businesses $(48.2) $(43.1) $ (64.0) Equity in earnings of unconsolidated
     affiliates                                  (34.6)    (29.5)    (57.5)
     Net losses from property dispositions        15.5      18.1       9.9
     Other--net                                    5.3      (9.5)     (2.2)
     ----------------------------------------------------------------------
     Other operating (income) expense--net      $(62.0)   $(64.0)  $(113.8)
     ======================================================================
     Gains on sales of restaurant businesses are recognized as income when the sales are consummated and other stipulated conditions are met. Proceeds from certain sales of restaurant businesses and property include notes receivable.

     ---------------------------------------------------------------------
     INCOME TAXES
     ---------------------------------------------------------------------
     Income before provision for income taxes and the provision for income taxes, classified by source of income, were as follows:
     ---------------------------------------------------------------------
     (In millions of dollars)                     1993      1992      1991
     ---------------------------------------------------------------------
     U.S.                                     $  986.0  $  873.3  $  847.3
     Outside of the U.S.                         689.7     574.8     452.1
     ---------------------------------------------------------------------
     Income before provision for
     income taxes                             $1,675.7  $1,448.1  $1,299.4
     =====================================================================
     U.S.                                     $  391.9  $  316.8  $  312.6
     Outside of the U.S.                         201.3     172.7     127.2
     ---------------------------------------------------------------------
     Provision for income taxes               $  593.2  $  489.5  $  439.8
     =====================================================================

       Income before provision for income taxes outside of the U.S. and the related provision for income taxes reflect fees received in the U.S. from operations outside of the U.S. Income before provision for income taxes in the U.S. and the related provision for income taxes reflect interest received in the U.S. from operations outside of the U.S.
       The provision for income taxes, classified by the timing and location of payment, consisted of:

     -------------------------------------------------------------------------
     (In millions of dollars)           1993      1992      1991
     -------------------------------------------------------------------------
     Current
      U.S. federal                    $331.6    $256.8    $230.8
      U.S. state                        62.0      56.3      45.3
      Outside of the U.S.              147.2     154.0      99.0
     -------------------------------------------------------------------------
                                       540.8     467.1     375.1
     -------------------------------------------------------------------------
     Deferred
      U.S. federal                      21.9     (10.3)     46.9
      U.S. state                         3.4       4.0       8.2
      Outside of the U.S.               27.1      28.7       9.6
     -------------------------------------------------------------------------
                                        52.4      22.4      64.7
     -------------------------------------------------------------------------
     Provision for income taxes       $593.2    $489.5    $439.8
     =========================================================================

       Included in the 1993 deferred tax provision were $14.0 million attributable to a one-time, noncash revaluation of deferred tax liabilities resulting from the increase in the statutory U.S. federal income tax rate.
       Net deferred tax liabilities were comprised of:

     -------------------------------------------------------------------------
     (In millions of dollars)                     December 31, 1993       1992
     -------------------------------------------------------------------------
     Property and equipment basis differences                $786.1     $738.2
     Other                                                    175.4      154.8
     -------------------------------------------------------------------------
          Total deferred tax liabilities                      961.5      893.0
     -------------------------------------------------------------------------
     Deferred tax assets before valuation allowance (1)      (192.8)    (183.8)
     Valuation allowance                                       44.5       35.7
     -------------------------------------------------------------------------
     Net deferred tax liabilities (2)                        $813.2     $744.9
     =========================================================================
     (1) Includes loss carryforwards: 1993--$46.7 million; 1992--$44.4 million.
     (2) Net of assets recorded in current income taxes: 1993--$22.1 million; 1992--$3.7 million.

       Reconciliations of the statutory U.S. federal income tax rates to the effective income tax rates are shown in the following table.

     --------------------------------------------------------------------
                                                1993      1992      1991
     --------------------------------------------------------------------
     Statutory federal income tax rates         35.0%     34.0%     34.0%
     State income taxes, net of related
     federal income tax benefit                  2.5       2.7       2.7
     Other                                      (2.1)     (2.9)     (2.9)
     --------------------------------------------------------------------
     Effective income tax rates                 35.4%     33.8%     33.8%
     ====================================================================

       U.S. income and foreign withholding taxes have not been provided on $760.8 million of undistributed earnings of certain subsidiaries and affiliates outside of the U.S. at December 31, 1993. These earnings are considered to be permanently invested in the businesses and, under the tax laws, are not subject to taxes until distributed as dividends. If these earnings were not considered permanently invested, no additional taxes would be provided due to the overall higher tax rates in markets outside of the U.S. and the ability to recover withholding taxes as foreign tax credits in the U.S.

     ----------------------------------------------------------------------
     SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------------------------------------------
     The Company operates exclusively in the foodservice industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. Operating income includes the Company's share of operating results of affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Fees received in the U.S. from subsidiaries outside of the U.S. were: 1993--$202.8 million; 1992--$187.8 million; 1991--$153.1 million.

     ----------------------------------------------------------------------
     (In millions of dollars)           1993         1992        1991
     ----------------------------------------------------------------------
     U.S.                           $3,931.2     $3,749.4    $3,710.2
     Europe/Africa/Middle East       2,235.9      2,187.0     1,806.0
     Canada                            557.8        595.1       629.5
     Asia/Pacific                      494.4        434.6       392.5
     Latin America                     188.8        167.2       156.8
     ----------------------------------------------------------------------
     Total revenues                 $7,408.1     $7,133.3    $6,695.0
     ======================================================================

     U.S.                           $1,087.1     $1,041.6    $1,000.4
     Europe/Africa/Middle East         547.5        484.0       361.3
     Canada                            111.2        113.5       120.7
     Asia/Pacific                      190.6        163.2       157.2
     Latin America                      47.6         59.3        38.9
     ----------------------------------------------------------------------
     Operating income               $1,984.0      1,861.6     1,678.5
     ======================================================================

     U.S.                           $6,385.4     $6,410.6    $6,154.3
     Europe/Africa/Middle East       3,473.2      3,290.9     3,316.1
     Canada                            562.5        587.4       618.2
     Asia/Pacific                    1,103.2        980.3       925.0
     Latin America                     510.9        412.0       335.5
     ----------------------------------------------------------------------
     Total assets                  $12,035.2    $11,681.2   $11,349.1
     ======================================================================

     ------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     ------------------------------------------------------------------------
     (In millions of dollars)                  December 31, 1993         1992
     ------------------------------------------------------------------------
     Land                                               $2,587.2     $2,440.0
     Buildings and improvements on owned land            5,209.4      4,906.0
     Buildings and improvements on leased land           3,673.0      3,423.7
     Equipment, signs and seating                        1,545.4      1,467.2
     Other                                                 444.0        421.1
     ------------------------------------------------------------------------
                                                        13,459.0     12,658.0
     ------------------------------------------------------------------------
     Accumulated depreciation and amortization          (3,377.6)    (3,060.6)
     ------------------------------------------------------------------------
     Net property and equipment                        $10,081.4     $9,597.4
     ========================================================================

     Depreciation and amortization were: 1993--$492.8 million; 1992--$492.9 million; 1991--$456.9 million. Contractual obligations for the acquisition and construction of property amounted to $193.1 million at December 31, 1993.

     ------------------------------------------------------------------------
     DEBT FINANCING
     ------------------------------------------------------------------------
     LINE OF CREDIT AGREEMENTS
     The Company has a long-term line of credit agreement for $700.0 million, which remained unused at December 31, 1993, and which continues indefinitely unless terminated by the participating banks upon advance notice of at least 18 months. Each borrowing under the agreement bears interest at one of several specified floating rates, to be selected by the Company at the time of borrowing. The agreement provides for fees of .15 of 1% per annum on the unused portion of the commitment. In addition, certain subsidiaries outside of the U.S. had unused lines of credit totaling $1.0 billion at December 31, 1993;
     these were principally short-term and denominated in various currencies at local market rates of interest.

     EXCHANGE AGREEMENTS
     The Company uses derivatives and has entered into agreements for the exchange of various currencies. Certain of these agreements also provide for the periodic exchange of interest payments. These agreements, as well as additional interest-rate exchange agreements, expire through 2003 and provide for an effective right of offset; therefore, the related receivable and liability are offset in the financial statements. The counterparties to these exchange agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate.
       The Company also had short-term forward foreign exchange contracts outstanding at December 31, 1993, with a U.S. Dollar equivalent of $83.4 million in various currencies, primarily the Japanese Yen, Deutsche Mark and British Pound Sterling.

     AGGREGATE MATURITIES
     Included in the 1995 maturities are $700.0 million of notes maturing within one year, as 1995 is the earliest time at which the banks can terminate the line of credit agreement, which supports the classification in long-term debt. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. During 1993, $264.5 million was retired prior to maturity.

     GUARANTEES
     Included in total debt at December 31, 1993, were $171.3 million of 7.60% ESOP Notes Series A and $89.0 million of 7.23% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan (LESOP), with payments through 2004 and 2006, respectively, which are guaranteed by the Company. Interest rates on the notes were adjusted due to U.S. tax law changes in 1993. The Company has agreed to repurchase the notes upon the occurrence of certain events.
       The Company also has guaranteed certain foreign affiliate loans of $154.7 million at December 31, 1993. The Company also was a general partner in 48 domestic partnerships with total assets of $174.3 million and total liabilities of $95.8 million at December 31, 1993.

     FAIR VALUES
     The carrying amounts for notes payable and short-term forward foreign exchange contracts approximated fair value at December 31, 1993. The fair value of the remaining debt obligations (excluding capital leases), including the net effects of currency and interest-rate exchange agreements, was estimated using quoted market prices, various pricing models or discounted cash flow analyses. At December 31, 1993, the fair value of these obligations, which were primarily used to finance property and equipment, was $3.7 billion, compared to a carrying value of $3.4 billion. The Company currently has no plans to retire any of these obligations prior to maturity.
       The Company believes that the fair value of total assets is higher than their carrying value.

DEBT OBLIGATIONS

The Company has incurred debt obligations principally through various public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. The following table summarizes these debt obligations:
                               Interest rates (1) Amounts outstanding
                          Maturity    December 31     December 31             Aggregate maturities by currency for 1993 balances
                            dates     1993   1992   1993       1992        1994      1995     1996       1997     1998   Thereafter
(In millions of U.S. Dollars)
- ---------------------------------------------------------------------------------------------------------------------------------
Fixed-original issue                   8.5%  8.9% $1,790.6   $2,002.8
Fixed-converted via
exchange agreements(2)                 5.6   6.9  (1,449.0)  (1,174.7)
Floating                               3.0   4.0     163.2      214.6
- ---------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Dollars      1994-2033                  504.8    1,042.7    $419.2     $39.7   $(143.8)   $(73.7)  $(299.4)   $562.8

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.8  10.8     498.6      489.6
Floating                               5.4   7.8     178.0      275.3
- ---------------------------------------------------------------------------------------------------------------------------------
  Total British Pounds
Sterling                  1994-2003                  676.6      764.9      61.5      29.6     151.2      14.8      73.4     346.1

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.9   9.9     447.1      293.2
Floating                               6.7  10.1     168.6      165.6
- ---------------------------------------------------------------------------------------------------------------------------------
  Total French Francs     1994-2003                  615.7      458.8     102.7      50.3      53.7      50.8      88.3     269.9

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  6.3   7.4     423.1      366.9
Floating                               6.9  11.5     116.7       19.3
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Deutsche Marks    1994-2007                  539.8      386.2      71.1      85.4      17.6     104.0     203.6      58.1

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed Japanese Yen        1996-2023    4.3   5.8     357.7      120.2                          89.6      89.6               178.5

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 11.6  11.4     166.9      175.7
Floating                               4.5   7.4      50.3       56.7
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Canadian Dollars  1994-2021                  217.2      232.4      75.8      64.0      75.7        .2        .2       1.3

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 12.0  12.9     117.3      155.7
Floating                               5.0   6.2      61.0       64.3
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Australian
  Dollars                 1994-2000                  178.3      220.0      58.1       2.0      57.4        .9      58.7       1.2
- ---------------------------------------------------------------------------------------------------------------------------------

Fixed                                  8.6   8.9     118.4      115.4
Floating                               4.1   4.2      21.0       34.5
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Hong Kong
  Dollars                 1994-2008                  139.4      149.9      42.2      19.4      11.2      17.7      17.7      31.2

- ---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.0   8.5     303.3      246.1
Floating                              11.2  14.6      71.1      119.8
- ---------------------------------------------------------------------------------------------------------------------------------
  Total other currencies  1994-2003                  374.4      365.9      76.2      56.5      14.6       2.1      81.2     143.8

- ---------------------------------------------------------------------------------------------------------------------------------
Debt obligations
including the net effects
of currency and interest-
rate exchange agreements                           3,603.9    3,741.0     906.8     346.9     327.2     206.4     223.7   1,592.9

- ---------------------------------------------------------------------------------------------------------------------------------
Obligations supported by
long-term line of credit
agreement                                                                (700.0)    700.0
- ---------------------------------------------------------------------------------------------------------------------------------
Net asset positions of
currency exchange
agreements (included in
miscellaneous other
assets)                                              108.8      115.8      16.5      10.1      15.6       8.4      19.0      39.2

- ---------------------------------------------------------------------------------------------------------------------------------
Total debt obligations                            $3,712.7   $3,856.8    $223.3  $1,057.0    $342.8    $214.8    $242.7  $1,632.1

=================================================================================================================================

(1)  Weighted average effective rate, computed on a semi-annual basis.
(2)  A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflected the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflected the gross effects of these and other exchange agreements.

     -------------------------------------------------------------------
     OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS
     -------------------------------------------------------------------
     (In millions of dollars)                December 31, 1993      1992
     -------------------------------------------------------------------
     Security deposits by franchisees                   $121.4    $116.6
     Preferred interests in consolidated
     subsidiaries                                        106.7      12.8
     Minority interests in consolidated
     subsidiaries                                         38.2      32.1
     Other                                                68.1      63.7
     -------------------------------------------------------------------
     Other long-term liabilities and minority
     interests                                          $334.4    $225.2
     ===================================================================

     In 1993, a Company subsidiary issued 50 million British Pounds Sterling (U.S. $74.0 million at December 31, 1993) of 5.91% Series A Preferred Stock which, unless redeemed earlier at the Company's option, must be redeemed on February 19, 1998. Also, another subsidiary issued additional preferred stock. All of the preferred stock of this subsidiary has a dividend rate adjusted annually (8.2% at December 31, 1993) and is redeemable at the option of the holder at a current redemption price of $32.7 million. Both of these issues were reflected in preferred interests in consolidated subsidiaries.
       Included in other was the $100.00 per share redemption value of 181,868 shares of 5% Series D Preferred Stock issued in connection with the Company's 1991 increase in ownership of its Hawaii affiliate. This stock, which carries one vote per share, must be redeemed on the occurrence of specified events.

     ---------------------------------------------------------------------
     LEASING ARRANGEMENTS
     ---------------------------------------------------------------------
     At December 31, 1993, the Company was lessee at 2,294 restaurant locations under ground leases (the Company leases land and constructs and owns buildings) and at 2,305 locations under improved leases (lessor owns land and buildings). Land and building lease terms are generally for 20 to 25 years and, in many cases, provide for rent escalations and one or more five-year renewal options with certain leases providing purchase options. The Company is generally obligated for the related occupancy costs that include property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.
       Future minimum payments required under operating leases with initial terms of one year or more after December 31, 1993, are:

     ------------------------------------------------------------
     (In millions of dollars)     Restaurant     Other     Total
     ------------------------------------------------------------
     1994                           $  277.0    $ 34.7  $  311.7
     1995                              266.7      33.3     300.0
     1996                              255.7      31.5     287.2
     1997                              242.4      28.4     270.8
     1998                              227.2      25.8     253.0
     Thereafter                      2,334.1     165.0   2,499.1
     ------------------------------------------------------------
     Total minimum payments         $3,603.1    $318.7  $3,921.8
     ============================================================

       Rent expense was: 1993--$339.0 million; 1992--$320.2 million; 1991-$283.6 million. Included in these amounts were percentage rents based on sales by the related restaurants in excess of minimum rents stipulated in certain lease agreements: 1993--$29.0 million;
     1992--$26.1 million; 1991--$26.3 million.

     ----------------------------------------------------------------------
     FRANCHISE ARRANGEMENTS
     ----------------------------------------------------------------------
     Franchise arrangements, with franchisees who operate in various geographic locations, generally provide for initial fees and continuing payments to the Company based upon a percentage of sales, with minimum rent payments. Among other things, franchisees are provided the use of restaurant facilities, generally for a period of 20 years. They are required to pay related occupancy costs that include property taxes, insurance, maintenance and a refundable, noninterest-bearing security deposit. On a limited basis, the Company receives notes from franchisees. Generally the notes are secured by interests in restaurant equipment and franchises.

     ----------------------------------------------------------------------
     (In millions of dollars)                    1993       1992       1991
     ----------------------------------------------------------------------
     Minimum rents
      Owned sites                            $  573.6   $  538.7   $  494.5
      Leased sites                              381.7      353.3      303.7
     ----------------------------------------------------------------------
                                                955.3      892.0      798.2
     ----------------------------------------------------------------------
     Percentage fees                          1,272.1    1,120.6      970.4
     Initial fees                                23.5       18.2       17.9
     ----------------------------------------------------------------------
     Revenues from franchised restaurants    $2,250.9   $2,030.8   $1,786.5
     ======================================================================

       Future minimum payments based on minimum rents specified under franchise arrangements after December 31, 1993, are:

     ----------------------------------------------------------------------
                                                Owned     Leased
     (In millions of dollars)                   sites      sites      Total
     ----------------------------------------------------------------------
     1994                                    $  618.4   $  404.7  $ 1,023.1
     1995                                       607.4      390.3      997.7
     1996                                       593.2      375.9      969.1
     1997                                       579.5      365.2      944.7
     1998                                       567.3      353.2      920.5
     Thereafter                               5,309.1    3,406.6    8,715.7
     ----------------------------------------------------------------------
     Total minimum payments                  $8,274.9   $5,295.9  $13,570.8
     ======================================================================

       At December 31, 1993, net property and equipment under franchise arrangements totaled $5.9 billion (including land of $1.8 billion), after deducting accumulated depreciation and amortization of $1.7 billion.

     ----------------------------------------------------------------------
     PROFIT SHARING PROGRAM
     ----------------------------------------------------------------------
     The Company has a program for U.S. employees which includes profit sharing, 401(k) (McDESOP), and leveraged employee stock ownership features. McDESOP allows employees to invest in McDonald's common stock by making contributions that are partially matched by the Company. Assets of the profit sharing plan can be invested in McDonald's common stock, or among several other alternatives. Certain subsidiaries outside of the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total U.S. program costs were: 1993--$47.1 million; 1992--$38.8 million; 1991--$46.4 million.
     Total plan costs outside of the U.S. were: 1993--$13.0 million; 1992-- $14.0 million; 1991--$9.8 million. The Company does not provide any other postretirement benefits, and postemployment benefits were immaterial.


     ----------------------------------------------------------------------
     STOCK OPTIONS
     ----------------------------------------------------------------------
     Under the 1992 Stock Ownership Incentive and the 1975 Stock Ownership Option Plans, options to purchase common stock are granted at prices not less than fair market value of the stock on date of grant. Substantially all of these options become exercisable in four equal biennial installments, commencing one year from date of grant, and expire ten years from date of grant. At December 31, 1993, 41.5 million shares of common stock were reserved for issuance under both plans.

     -----------------------------------------------------------------------
     (In millions, except per common share data)  1993       1992       1991
     -----------------------------------------------------------------------
     Options outstanding at January 1             25.1       23.7       21.6
     Options granted                               6.0        5.8        5.5
     Options exercised                            (2.7)      (3.8)      (2.6)
     Options forfeited                             (.9)       (.6)       (.8)
     -----------------------------------------------------------------------
     Options outstanding at December 31           27.5       25.1       23.7
     =======================================================================
     Options exercisable at December 31            8.8        7.7        7.8
     Common shares reserved for future
     grants at December 31                        14.0       19.1        6.3
     Option prices per common share
        Exercised during the year           $ 9 to $48  $9 to $45  $6 to $34
        Outstanding at year end             $10 to $56  $9 to $48  $9 to $34
     -----------------------------------------------------------------------

     ----------------------------------------------------------------------
     CAPITAL STOCK
     ----------------------------------------------------------------------
     PER COMMON SHARE INFORMATION
     Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of tax benefits in 1993 and 1992) and divided by the weighted average shares of common stock outstanding during each year: 1993--355.9 million; 1992--363.2 million; 1991--358.1 million. The effect of potentially dilutive securities was not material.

     PREFERRED STOCK
     In December 1992, the Company issued $500.0 million of Series E 7.72% Cumulative Preferred Stock; 10,000 preferred shares are equivalent to
     20.0 million depositary shares having a liquidation preference of $25.00 per depositary share. Each preferred share is entitled to one vote under certain circumstances, and is redeemable at the option of the Company beginning on December 3, 1997, at its liquidation preference plus accrued and unpaid dividends.
       In September 1989 and April 1991, the Company sold $200.0 million of Series B and $100.0 million of Series C ESOP Convertible Preferred Stock, respectively, to the LESOP. The LESOP financed the purchase by issuing notes that are guaranteed by the Company and are included in long-term debt, with an offsetting reduction in shareholders' equity. Each preferred share has a liquidation preference of $28.75 and $33.125, respectively, and is convertible into a minimum of .7692 and .8 common share (conversion rate), respectively. Upon termination, employees are guaranteed a minimum value payable in common shares equal to the greater of the conversion rate; the fair market value of their preferred shares; or the liquidation preference plus accrued dividends, not to exceed one common share. Each preferred share is entitled to one vote and is redeemable at the option of the Company three years after issuance and, under certain circumstances, is redeemable prior to that date. In 1992, 4.1 million Series B shares were converted into 3.2 million common shares.

     COMMON EQUITY PUT OPTIONS
     In December 1992, the Company sold 2.0 million common equity put options. At December 31, 1992, the $94.0 million exercise price of these options was classified in common equity put options and the related offset was recorded in common stock in treasury, net of premiums received. In April 1993, these options expired unexercised. In April 1993, the Company also sold 1.0 million common equity put options which expired unexercised in July 1993.

     SHAREHOLDER RIGHTS PLAN
     In December 1988, the Company declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock (the economic equivalent of one common share) at an exercise price of $125.00 (which may be adjusted under certain circumstances), and is transferable apart from the common stock ten days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares, or ten business days following the commencement or announcement of an intention to make a tender or exchange offer, resulting in beneficial ownership by a person or group of 20% or more of the outstanding common shares.
       If a person or group acquires 20% or more of the outstanding common shares, or if the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder, other than such person or group, to purchase at the then current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price.
       Each Right is nonvoting and expires on December 28, 1998, unless redeemed by the Company, at a price of $.005, at any time prior to the public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares. At December 31, 1993, 2.1 million shares of the Series A Junior Participating Preferred Stock were reserved for issuance under this plan.

QUARTERLY RESULTS (UNAUDITED)
(In millions of dollars, except per common share data)
- ---------------------------------------------------------------------------------------------------------------------------------
                            Quarters ended December 31           September 30                June 30                March 31
                                      1993        1992        1993         1992         1993        1992        1993         1992
- ---------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated
restaurants                       $1,345.2    $1,294.9     $1,351.1    $1,366.9     $1,307.6    $1,273.6     $1,153.3    $1,167.1

Revenues from franchised
restaurants                          586.7       533.5        593.2       545.6        570.2       500.5        500.8       451.2


- ---------------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                   1,931.9     1,828.4      1,944.3     1,912.5      1,877.8     1,774.1      1,654.1     1,618.3

- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants       1,085.3     1,044.4      1,076.9     1,092.0      1,049.5     1,031.6        952.9       958.5

Franchised restaurants               100.3        90.1         95.7        90.4         93.6        85.1         90.8        83.0

General, administrative
  and selling expenses               256.2       239.6        234.6       217.1        232.5       209.4        217.8       194.5

Other operating (income)
  expense--net                         3.5        (1.4)       (31.1)      (21.7)       (15.6)      (30.0)       (18.8)      (10.9)

- ---------------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS
  AND EXPENSES                     1,445.3     1,372.7      1,376.1     1,377.8      1,360.0     1,296.1      1,242.7     1,225.1

- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                     486.6       455.7        568.2       534.7        517.8       478.0        411.4       393.2

- ---------------------------------------------------------------------------------------------------------------------------------
Interest expense                      78.7        86.4         75.7        97.0         82.4        93.0         79.3        97.2

Nonoperating income
  (expense)--net                      (4.9)      (25.0)         7.2        (.8)          4.3        (1.2)         1.2       (12.9)

- ---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       403.0       344.3        499.7       436.9        439.7       383.8        333.3       283.1

- ---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes           138.5       116.4        188.8       147.7        150.9       129.7        115.0        95.7

- ---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                          $264.5      $227.9       $310.9      $289.2       $288.8      $254.1       $218.3      $187.4

=================================================================================================================================
NET INCOME PER COMMON SHARE        $  .72       $  .61      $  .85       $  .79      $  .78       $  .69      $  .57       $  .51

- ---------------------------------------------------------------------------------------------------------------------------------

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

           Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1993.

           On December 1, 1993, Donald R. Keough, Chairman of Allen & Company, Inc., was appointed to the Company's Board of Directors.

           Information regarding all of the Company's executive officers is included in Part I.

     Item 11.  Executive Compensation

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1993.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

          Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1993.

     Item 13.  Certain Relationships and Related Transactions

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1993.


                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K
          (a)  1.   Financial statements
                    Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form
                    10-K.
               2.   Financial statement schedules
                    The financial schedules listed in the accompanying index to consolidated financial statement schedules are filed as part of this report.
               3.   Exhibits

          (3) Restated Certificate of Incorporation, dated as of February 2, 1993, incorporated herein by reference from Exhibit (3) of Form 10-K dated December 31, 1992. By-laws incorporated herein by reference from Exhibit 3 of Form 10-K dated December 31, 1991.

          (4) Instruments defining the rights of security holders, including indentures (A):

               (a) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement, SEC file no. 33-12364.

                    (i) Supplemental Indenture No. 5 incorporated herein by reference from Exhibit (4) of Form 8-K dated January 23, 1989.

                    (ii) 9-3/4% Notes due 1999. Supplemental Indenture No. 6 incorporated herein by reference from Exhibit (4) of Form 8-K dated January 23, 1989.

                    (iii) Medium-Term Notes, Series B, due from nine
                          months to 30 years from Date of Issue.
                          Supplemental Indenture No. 12 incorporated herein by reference from Exhibit (4) of Form 8-K dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September 14, 1989.

                    (iv) 9-3/8% Notes due 1997. Form of Supplemental Indenture No. 14 incorporated herein by reference from Exhibit (4) of Form 10-K for the year ended December 31, 1989.

                    (v) Medium-Term Notes, Series C, due from nine months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement, SEC file no. 33-34762 dated May 14, 1990.

                    (vi) Medium-Term Notes, Series C, due from nine months/184 days to 30 years from Date of Issue. Amended and restated Supplemental Indenture
                          No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

                    (vii) 8-7/8% Debentures due 2011. Supplemental
                          Indenture No. 17 incorporated herein by
                          reference from Exhibit (4) of Form 8-K dated
                          April 22, 1991.

                    (viii)Medium-Term Notes, Series D, due from nine
                          months/184 days to 60 years from Date of Issue. Supplemental Indenture No. 18 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement, SEC file no. 33-42642 dated September 10, 1991.

                    (ix)  7-3/8% Notes due July 15, 2002. Form of
                          Supplemental Indenture No. 19 incorporated herein by reference from Exhibit (4) of Form 8-K dated July 10, 1992.

                    (x) 6-3/4% Notes due February 15, 2003. Form of Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.

                    (xi) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a)of Form 8-K dated July 15, 1993.

               (b) Form of Deposit Agreement dated as of November 25, 1992 by and between McDonald's Corporation, First Chicago Trust Company of New York, as Depositary, and the Holders from time to time of the Depositary Receipts.

               (c) Rights Agreement dated as of December 13, 1988 between McDonald's Corporation and The First National Bank of Chicago, incorporated herein by reference from Exhibit 1 of Form 8-K dated December 23, 1988.

                    (i) Amendment No. 1 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated May 25, 1989.

                    (ii) Amendment No. 2 to Rights Agreement incorporated
                         herein by reference from Exhibit 1 of Form 8-K dated July 25, 1990.

               (d) Indenture and Supplemental Indenture No. 1 dated as of September 8, 1989, between McDonald's Matching and Deferred Stock Ownership Trust, McDonald's Corporation and Pittsburgh National Bank in connection with SEC Registration Statement Nos. 33-28684 and 33-28684-01, incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 14, 1989.

               (e) Form of Supplemental Indenture No. 2 dated as of April 1, 1991, supplemental to the Indenture between McDonald's Matching and Deferred Stock Ownership Trust, McDonald's Corporation and Pittsburgh National Bank in connection with SEC Registration Statement Nos. 33-28684 and 33-28684-01, incorporated herein by reference from Exhibit (4)(c) of Form 8-K dated
                    March 22, 1991.

          (10) Material Contracts

               (a) Material contract between McDonald's Corporation and Joan B. Kroc, incorporated herein by reference from Exhibit (10) of Form 10-K for the year ended
                    December 31, 1984.

               (b) Director's Deferred Compensation Plan, incorporated herein by reference from Exhibit (10)(b)of Form 10-K for the year ended December 31, 1992*.

               (c) Profit Sharing Program, as amended, McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, incorporated by reference from Form 10-K/A dated May 4, 1993, Amendment No. 1 to Form 10-K for the year ended December 31, 1992*.

                    (i) Amendment No. 1 to McDonald's 1989 Equalization Plan, incorporated herein by reference from Form 10-Q for the period ended June 30, 1993.

                    (ii) Amendment No. 2 to McDonald's 1989 Equalization
                         Plan, attached hereto as an Exhibit.

                    (iii)Amendment No. 1 to McDonald's Supplemental
                         Employee Benefit Equalization Plan, attached hereto as an Exhibit.

                    (iv) Amendment No. 2 to McDonald's Supplemental
                         Employee Equalization Plan, attached hereto as an Exhibit.

                    (v) Amendment No. 5 to the Profit Sharing Program, as amended, attached hereto as an Exhibit.

                         Amendment No. 6 to the Profit Sharing Program, as
                    (vi)
                         amended, attached hereto as an Exhibit.

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) Stock Sharing Plan, incorporated herein by reference from Exhibit (10)(e) of Form 10-K for the year ended December 31, 1992*.

               (f) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from exhibit pages 20-34 of McDonald's 1992 Proxy Statement and Notice of 1992 Annual Meeting of Shareholders dated April 10, 1992*.

               (g) McDonald's Corporation Deferred Incentive Plan, incorporated herein by reference from Exhibit(10) of Form 10-Q for the period ended September 30, 1993*.

      (11) Statement re:  Computation of per share earnings.

      (12) Statement re:  Computation of ratios.

      (21) Subsidiaries of the registrant.

      (23) Consent of independent auditors.

     --------------------
      * Denotes compensatory plan.

      (A) Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Securities and Exchange Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Securities and Exchange Commission upon request has been filed with the Commission.

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 29, 1994.

                                                  Financial Statements
             Date of Report        Item Number    required to be filed
             --------------        -----------    --------------------
             November 22, 1993        Item 7               No
             January 18, 1994         Item 7               No

                             McDONALD'S CORPORATION

                             INDEX TO CONSOLIDATED
                         FINANCIAL STATEMENT SCHEDULES

                                   (Item 14)

     (a)  The following documents are filed as part of this report:

                                                                    Page
      1.  Financial Statement Schedules                          Reference

          Report of Independent Auditors                             58

          Consolidated schedules for the years ended
          December 31, 1993, 1992 and 1991:

          V - Property and equipment                                 59

          VI - Accumulated depreciation and
               amortization of property and equipment                60

          IX - Short-term borrowings                                 62

          X - Supplementary income statement information             63

          Consolidated schedule at December 31, 1993:

          VII - Guarantees of securities of other issuers            61



           All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




     We have audited the consolidated financial statements of McDonald's Corporation as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 27, 1994 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the consolidated financial statement schedules of McDonald's Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                         Ernst & Young






     Chicago, Illinois
     January 27, 1994

                                                         McDONALD'S CORPORATION                                      Schedule V
                                                   SCHEDULE V - PROPERTY AND EQUIPMENT
                                                         (In millions of dollars)
                                              Years Ended December 31, 1993, 1992 and 1991

                                                          Balance at                                 Other changes     Balance
                                                          beginning      Additions                    add (deduct)      at end
        Classification                                    of period     at cost (A)    Retirements        (B)         of period
        --------------                                    ---------     -----------    -----------   -------------    ---------
        1993:
        Land                                              $ 2,440.0      $  206.1         $ 31.4        $ (27.5)     $ 2,587.2

        Buildings and improvements on owned land            4,906.0         383.5           33.0          (47.1)       5,209.4

        Buildings and improvements on leased land           3,423.7         433.1           50.0         (133.8)       3,673.0

        Equipment, signs and seating                        1,467.2         247.8          164.8           (4.8)       1,545.4

        Other                                                 421.1          83.6           43.8          (16.9)         444.0
                                                          ---------     ---------      ---------      ---------      ---------
                                                          $12,658.0      $1,354.1         $323.0        $(230.1)     $13,459.0
                                                          =========     =========      =========      =========      =========

        1992:
        Land                                              $ 2,375.8      $  170.1         $  5.4        $(100.5)     $ 2,440.0

        Buildings and improvements on owned land            4,774.3         335.0           17.4         (185.9)       4,906.0

        Buildings and improvements on leased land           3,293.2         357.6           39.7         (187.4)       3,423.7

        Equipment, signs and seating                        1,516.4         225.9          180.3          (94.8)       1,467.2

        Other                                                 408.3          82.3           51.6          (17.9)         421.1
                                                          ---------     ---------      ---------      ---------      ---------
                                                          $12,368.0      $1,170.9         $294.4        $(586.5)     $12,658.0
                                                          =========     =========      =========      =========      =========

        1991:
        Land                                              $ 2,227.4      $  179.3         $ 24.7        $  (6.2)     $ 2,375.8

        Buildings and improvements on owned land            4,529.2         306.6           54.6           (6.9)       4,774.3

        Buildings and improvements on leased land           2,895.5         456.5           40.6          (18.2)       3,293.2

        Equipment, signs and seating                        1,490.0         233.0          200.8           (5.8)       1,516.4

        Other                                                 393.4          57.2           41.3           (1.0)         408.3
                                                          ---------     ---------      ---------      ---------      ---------
                                                          $11,535.5      $1,232.6         $362.0        $ (38.1)     $12,368.0
                                                          =========     =========      =========      =========      =========

     (A)  Includes $13.1 in 1993, $33.4 in 1992, and $77.5 in 1991, as a result of purchases of restaurant businesses.
          Additionally, 1992 includes the consolidation of the Company's affiliates in Hungary, South Korea and Chile.
          In 1991, affiliates in Hawaii and Venezuela were consolidated.
     (B)  Primarily foreign currency translation effects and certain reclassification between accounts.

                                                         McDONALD'S CORPORATION                                     Schedule VI
                                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                       OF PROPERTY AND EQUIPMENT
                                                        (In millions of dollars)
                                             Years Ended December 31, 1993, 1992 and 1991


                                                          Balance at                                 Other changes     Balance
                                                          beginning      Additions                    add (deduct)      at end
         Classification                                   of period       at cost      Retirements        (A)         of period
         --------------                                   ---------     -----------    -----------   -------------    ---------
         1993:
         Buildings and improvements on owned land         $1,390.3         $175.1         $ 11.7        $  (9.4)      $1,544.3

         Buildings and improvements on leased land           813.8          123.4           14.2          (22.3)         900.7

         Equipment, signs and seating                        653.3          143.3           80.2             .3          716.7

         Other                                               203.2           51.0           24.7          (13.6)         215.9
                                                         ---------      ---------      ---------      ---------      ---------
                                                          $3,060.6         $492.8         $130.8        $ (45.0)      $3,377.6
                                                         =========      =========      =========      =========      =========

         1992:
         Buildings and improvements on owned land         $1,262.4         $165.9         $  7.9        $ (30.1)      $1,390.3

         Buildings and improvements on leased land           726.7          129.4           10.6          (31.7)         813.8

         Equipment, signs and seating                        626.1          150.5           85.2          (38.1)         653.3

         Other                                               194.3           47.1           28.6           (9.6)         203.2
                                                         ---------      ---------      ---------      ---------      ---------
                                                          $2,809.5         $492.9         $132.3        $(109.5)      $3,060.6
                                                         =========      =========      =========      =========      =========

         1991:
         Buildings and improvements on owned land         $1,114.7         $160.4         $ 12.5        $  (0.2)      $1,262.4

         Buildings and improvements on leased land           632.0          105.0            9.5           (0.8)         726.7

         Equipment, signs and seating                        564.3          149.7           87.7           (0.2)         626.1

         Other                                               177.4           41.8           24.8           (0.1)         194.3
                                                         ---------      ---------      ---------      ---------      ---------
                                                          $2,488.4         $456.9         $134.5        $  (1.3)      $2,809.5
                                                         =========      =========      =========      =========      =========



         (A) Primarily foreign currency translation effects and certain reclassifications between accounts.

                                                                                                                    Schedule VII
                                                      McDONALD'S CORPORATION
                                     SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                                        December 31, 1993



                                                                                     Total Amount
                    Name of Issuer of                   Title of Issue              Guaranteed and
                  Securities Guaranteed                of Each Class of               Outstanding                  Nature of
                      by Registrant                  Securities Guaranteed     (In millions of dollars)            Guarantee
                  ---------------------              ---------------------     ------------------------            ---------
          Quanta Foods, Ltd. (Taiwan)                   Unsecured Notes                $99.9                Principal and Interest

          De Alba, S. de R.L. de C.V.
              (Mexico)                                  Unsecured Notes                 10.1                Principal and Interest

          Golden Arches Restaurants Sdn. Bhd.
              (Malaysia)                                Unsecured Notes                 10.0                Principal and Interest

          Sistemas de Alimentos Rapido
              S. de R.L. de C.V. (Mexico)               Unsecured Notes                  9.4                Principal and Interest

          McThai Company, Ltd. (Thailand)               Unsecured Notes                  9.2                Principal and Interest

          Arcos Dorados S.A. (Argentina)                Unsecured Notes                  6.5                Principal and Interest

          Okil S. de R.L. de C.V. (Mexico)              Unsecured Notes                  4.2                Principal and Interest

          Alimentos Rapidos de Occidente
              S. de R.L. de C.V. (Mexico)               Unsecured Notes                  3.4                Principal and Interest

          To Go, S.A. (Chile)                           Unsecured Notes                  1.4                Principal and Interest

          McKey Food Svcs., Ltd. (China)                Unsecured Notes                   .6                Principal and Interest


                                                                                                                      Schedule IX

                                                        McDONALD'S CORPORATION
                                                  SCHEDULE IX - SHORT-TERM BORROWINGS
                                                       (In millions of dollars)
                                             Years Ended December 31, 1993, 1992 and 1991


                                                                          Maximum amount      Average amount
                                         Balance     Weighted average     outstanding at       outstanding       Weighted average
                                        at end of    interest rate at      any month end        during the        interest rate
                                         period        end of period     during the period        period        during the period
                                         ------        -------------     -----------------        ------        -----------------
          Notes payable:

               1993                       $193.3            8.1%              $561.1              $297.9               7.4%

                                          ======          ======              ======              ======             ======

               1992                       $411.0            9.5%              $668.3              $410.4               8.4%

                                          ======          ======              ======              ======             ======

               1991                       $278.3           10.0%              $517.4              $254.0              11.1%

                                          ======          ======              ======              ======             ======



          _________________________

          Notes payable generally represent obligations of the Company under line of credit agreements with various banks.
               Borrowings are denominated in various currencies, generally at local market rates of interest.

          The average amount outstanding each period was computed by averaging the month-end balances during the year.
               The weighted average interest rate during the period was computed on a semi-annual basis by dividing interest expense by the average amount outstanding.


                                                                                                              Schedule X


                                                      McDONALD'S CORPORATION
                                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                     (In millions of dollars)
                                           Years Ended December 31, 1993, 1992 and 1991


                                                                              Charged to operating costs
                                                                                     and expenses
                                                                        ------------------------------------
                                                                          1993           1992           1991
                                                                        ------         ------         ------
                           Maintenance and repairs                       $84.7          $85.2          $83.2
                                                                        ======         ======         ======

                           Advertising costs                            $332.8         $334.1         $344.4
                                                                        ======         ======         ======

                             McDonald's Corporation
                                 Exhibit Index
                                   (Item 14)



     Amendment No. 2 to McDonald's 1989 Equalization Plan


     Amendment No. 1 to McDonald's Supplemental Employee Benefit
     Equalization Plan


     Amendment No. 2 to McDonald's Supplemental Employee Benefit
     Equalization Plan



     Amendment No. 5 to the Profit Sharing Program


     Amendment No. 6 to the Profit Sharing Program


     Statement re:  Computation of per share earnings


     Statement re:  Computation of ratios


     Subsidiaries of the registrant


     Consent of independent auditors

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  McDONALD'S CORPORATION
                                                       (Registrant)
                                             By     Jack M. Greenberg
                                                  ----------------------
                                                    Jack M. Greenberg
                                                       Vice Chairman,
                                                 Chief Financial Officer
                                                      March 29, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                      Title                     Date
             ---------                      -----                     ----



     -------------------------   Director
          Hall Adams, Jr.


       Robert M. Beavers, Jr.
     -------------------------   Senior Vice President           March 29, 1994
       Robert M. Beavers, Jr.    and Director


         James R. Cantalupo
     -------------------------   President and Chief Executive   March 29, 1994
         James R. Cantalupo      Officer-International and
                                 Director

         Michael L. Conley
     -------------------------   Senior Vice President,          March 29, 1994
         Michael L. Conley       Controller

           Gordon C. Gray
     -------------------------   Director                        March 29, 1994
           Gordon C. Gray


         Jack M. Greenberg
     -------------------------   Vice Chairman,                  March 29, 1994
         Jack M. Greenberg       Chief Financial Officer
                                 and Director


     -------------------------   Director
          Donald R. Keough

             Signature                      Title                     Date
             ---------                      -----                     ----


          Donald G. Lubin
     -------------------------   Director                        March 29, 1994
          Donald G. Lubin



     -------------------------   Director
         Andrew J. McKenna


         Michael R. Quinlan
     -------------------------   Chairman, Chief Executive       March 29, 1994
         Michael R. Quinlan      Officer and Director


          Edward H. Rensi
     -------------------------   President and Chief Executive   March 29, 1994
          Edward H. Rensi        Officer-U.S.A. and Director


     -------------------------   Director
            Terry Savage

          Paul D. Schrage
     -------------------------   Senior Executive Vice           March 29, 1994
          Paul D. Schrage        President, Chief Marketing
                                 Officer and Director


     -------------------------   Director
          Ballard F. Smith


     -------------------------   Director
           Roger W. Stone

         Robert N. Thurston
     -------------------------   Director                        March 29, 1994
         Robert N. Thurston


           Fred L. Turner
     -------------------------   Senior Chairman and Director    March 29, 1994
           Fred L. Turner


        B. Blair Vedder, Jr.
     -------------------------   Director                        March 29, 1994
        B. Blair Vedder, Jr.