Form 10-K/A
period 1993-12-31
MCDONALDS CORP
filed 1994-04-05
CIK 63908

                                                                                                                    Exhibit 11
                                                         McDONALD'S CORPORATION
                                             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                     (Dollars and shares in millions, except per common share data)



                                                                                                      Year ended December 31,
                                                                                                   1993           1992       1991
                                                                                                   ----           ----       ----
     Net Income                                                                                $1,082.5         $958.6     $859.6


     Preferred stock dividends (net of tax benefits of $4.1 for 1993 and $6.4 for 1992)          (46.9)         (14.7)      (19.2)
                                                                                               --------       --------      ------

     Net income available after preferred stock dividends (A)                                   1,035.6          943.9      840.4


     Common stock dividends on assumed conversion of preferred stock                                1.2            1.8        1.7
                                                                                               --------       --------    -------

     Net income available to common shareholders                                               $1,036.8         $945.7     $842.1
                                                                                               ========       ========    =======

     Weighted average number of common shares outstanding during the period (A)                   355.9          363.2      358.1


     Additional shares related to potentially dilutive securities                                  10.8           10.7       11.9
                                                                                               --------       --------    -------

     Adjusted weighted average common shares                                                      366.7          373.9      370.0
                                                                                               ========       ========    =======

     Fully diluted net income per common share                                                    $2.83          $2.53      $2.28
                                                                                               ========       ========    =======

     ---------------------

     (A)  Refer to Consolidated statement of income and Financial comments on pages 33 and 49 from Part II, item 8 of this 1993 10-K for information concerning the computation of Net income per common share.