Form 10-Q
period 1994-03-31
MCDONALDS CORP
filed 1994-05-10
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1994

                                         OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
     Commission file number 1-5231   ----------    ----------
                            ------

                               McDONALD'S CORPORATION
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     DELAWARE                               36-2361282
          -------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

      McDonald's Plaza, Oak Brook, Illinois                   60521
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)

         (Registrant's telephone number, including area code) (708) 575-3000

           --------------------------------------------------------------
           Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes  X   No
                ---     ---

                                     353,869,989
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of March 31, 1994)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                             Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     March 31, 1994 (unaudited) and
                     December 31, 1993                              3

                     Condensed consolidated statement of
                     income (unaudited), three months ended
                     March 31, 1994 and 1993                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), three months
                     ended March 31, 1994 and 1993                  5

                     Financial comments (unaudited)                 6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K

                     (a)Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are
                        filed as part of this report               12

                     (b)Reports on Form 8-K                        15


       Signature                                                   16

       Exhibit Index                                               17

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     (In millions of dollars)                March 31, 1994    December 31, 1993
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   168.1           $   185.8
     Accounts receivable                           268.8               287.0
     Notes receivable                               28.4                27.6
     Inventories, at cost, not in excess
       of market                                    42.0                43.5
     Prepaid expenses and other current
       assets                                      112.3               118.9
     -------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     619.6               662.8
     -------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES             876.0               875.3
     -------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            13,730.6            13,459.0
     Accumulated depreciation and
       amortization                             (3,485.6)           (3,377.6)
     -------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            10,245.0            10,081.4
     -------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         442.5               415.7
     -------------------------------------------------------------------------
     TOTAL ASSETS                              $12,183.1           $12,035.2
     =========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $    99.5           $   193.3
     Accounts payable                              321.6               395.7
     Income taxes                                  105.3                56.0
     Accrued interest                              119.4               132.9
     Other accrued liabilities                     280.6               294.1
     Current maturities of long-term debt           29.4                30.0
     -------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                955.8             1,102.0
     -------------------------------------------------------------------------
     LONG-TERM DEBT                              3,560.0             3,489.4
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          380.4               334.4
     DEFERRED INCOME TAXES                         824.1               835.3
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 5.7 million                        676.5               677.3
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 415.2 million                       46.2                46.2
     Additional paid-in capital                    317.0               302.8
     Guarantee of ESOP notes                      (253.3)             (253.6)
     Retained earnings                           7,796.4             7,612.6
     Foreign currency translation
       adjustment                                 (180.2)             (192.2)
     -------------------------------------------------------------------------
                                                 8,402.6             8,193.1
     -------------------------------------------------------------------------
     Common stock in treasury, at cost;
       61.3 and 61.5 million shares             (1,939.8)           (1,919.0)
     -------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             6,462.8             6,274.1
     -------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $12,183.1           $12,035.2
     =========================================================================

     See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 (In millions of dollars, except per                   Quarters ended March 31
  common share data)                                       1994        1993
 -----------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated restaurants                   $1,244.7    $1,153.3
 Revenues from franchised restaurants                       551.3       500.8
 -----------------------------------------------------------------------------
   TOTAL REVENUES                                         1,796.0     1,654.1
 -----------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants                             1,017.4       952.9
 Franchised restaurants-occupancy costs                     100.4        90.8
 General, administrative and selling expenses               239.5       217.8
 Other operating (income) expense-net                       (20.4)      (18.8)
 -----------------------------------------------------------------------------
   TOTAL OPERATING COSTS AND EXPENSES                     1,336.9     1,242.7
 -----------------------------------------------------------------------------
 OPERATING INCOME                                           459.1       411.4
 -----------------------------------------------------------------------------
 Interest expense                                            71.8        79.3
 Nonoperating income (expense)-net                           (9.9)        1.2
 -----------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR INCOME TAXES                   377.4       333.3
 -----------------------------------------------------------------------------
 Provision for income taxes                                 134.0       115.0
 -----------------------------------------------------------------------------
 NET INCOME                                              $  243.4    $  218.3
 =============================================================================
 NET INCOME PER COMMON SHARE                             $    .65    $    .57
 -----------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE                              $  .1075    $    .10
 -----------------------------------------------------------------------------

 See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                        Quarters ended March 31
 (In millions of dollars)                                   1994        1993
 ------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                $243.4      $218.3
 Adjustments to reconcile to cash provided by
 operations
   Depreciation and amortization                            147.9       136.6
   Changes in operating working capital items               (13.3)      (59.0)
   Other                                                     (1.2)       (4.6)
 ------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATIONS                           376.8       291.3
 ------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures                       (260.2)     (212.1)
 Sales of restaurant businesses                              29.4        17.9
 Purchases of restaurant businesses                         (27.8)       (6.4)
 Property sales                                               6.4        21.2
 Other                                                       (4.7)       (7.7)
 ------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                   (256.9)     (187.1)
 ------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and commercial paper net borrowings
 supported by line of credit agreements                     115.8       277.4
 Other long-term financing issuances                         94.8       206.4
 Other long-term financing repayments                      (284.0)     (462.3)
 Treasury stock purchases                                   (27.9)     (256.3)
 Common and preferred stock dividends                       (50.8)      (48.8)
 Other                                                       14.5        20.5
 ------------------------------------------------------------------------------
      CASH USED FOR FINANCING ACTIVITIES                   (137.6)     (263.1)
 ------------------------------------------------------------------------------
 CASH AND EQUIVALENTS DECREASE                              (17.7)     (158.9)
 Cash and equivalents at beginning of period                185.8       436.5
 ------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD                     $168.1      $277.6
 ==============================================================================

 See accompanying Financial comments.

     FINANCIAL COMMENTS (UNAUDITED)


     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1993 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.
         The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $11.8 million for 1994 and for 1993, divided by the weighted average shares of common stock outstanding: 353.8 and 361.5 million for the quarters ended March 31, 1994 and 1993, respectively. The effect of potentially dilutive securities was not material.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1993



     (Dollars in millions, except
      per common share data)                         Quarter Ended March 31
     ----------------------------------------------------------------------
     SYSTEMWIDE SALES                                  $474.1          9%
     ----------------------------------------------------------------------
     REVENUES
     Sales by Company-operated restaurants               91.4          8
     Revenues from franchised restaurants                50.5         10
     ----------------------------------------------------------------------
       TOTAL REVENUES                                   141.9          9
     ----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants                        64.5          7
     Franchised restaurants-occupancy costs               9.6         11
     General, administrative and selling expenses        21.7         10
     Other operating (income) expense-net                (1.6)         9
     ----------------------------------------------------------------------
       TOTAL OPERATING COSTS AND EXPENSES                94.2          8
     ----------------------------------------------------------------------
     OPERATING INCOME                                    47.7         12
     ----------------------------------------------------------------------
     Interest expense                                    (7.5)       (10)
     Nonoperating income
       (expense)-net                                    (11.1)        NM
     ----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES            44.1         13
     ----------------------------------------------------------------------
     Provision for income taxes                          19.0         17
     ----------------------------------------------------------------------
     NET INCOME                                         $25.1         12%
     ======================================================================
     NET INCOME PER COMMON SHARE                        $ .08         14%
     ----------------------------------------------------------------------

     NM - Not Meaningful

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 12 and 14%, respectively, for the quarter. The 2 percentage point spread between net income and net income per common share reflected the impact of share repurchase.
          Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. The increase was due to expansion and higher sales at existing restaurants worldwide, affected in part by severe weather conditions worldwide. The increase in revenues reflected strong worldwide operating results.
          A total of 125 restaurants were added in 1994 (91 in 1993), including 40 in the U.S. (26 in 1993) and 85 outside of the U.S. (65 in 1993). An additional 235 restaurants were under construction at quarter-end (209 in 1993), including 107 in the U.S. (90 in 1993) and 128 outside of the U.S. (119 in 1993). In addition, over 200 satellites were operating worldwide at quarter-end. These sites leverage the infrastructure of existing restaurants by using their storage capability and inventory or by drawing on their management talent and labor pool. Satellite locations were not included in Systemwide restaurants.
          Franchised restaurant margins comprised about two-thirds of the combined operating margins. Consolidated franchised margins were 81.8% of applicable revenues for the quarter, compared to 81.9% one year ago.
          Consolidated Company-operated margins improved to 18.3% of sales for the quarter from 17.4% one year ago. All costs declined as a percent of sales.
          The increase in general, administrative and selling expenses was due primarily to higher employee costs associated with expansion and key priorities.
          Other operating transactions relate to franchising and the food business such as gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates and other items.

     -------------------------------------------------------------------
                                                Quarters Ended March 31
     (In millions of dollars)                            1994      1993
     -------------------------------------------------------------------
     Gains on sales of restaurant businesses           $(17.4)   $(10.1)
     Equity in earnings of unconsolidated affiliates    (10.9)     (6.7)
     Other                                                7.9      (2.0)
     -------------------------------------------------------------------
     Other operating (income) expense-net              $(20.4)   $(18.8)
     ===================================================================

          The other category above included losses related to property dispositions in 1994, compared to gains in 1993.
          The increase in consolidated operating income primarily reflected better results from combined operating margins, partially offset by higher general, administrative and selling expenses and weaker foreign currencies.
          The decrease in interest expense was due primarily to lower interest rates and weaker foreign currencies.
          Nonoperating income (expense) was affected by greater translation losses primarily from Latin American countries; higher dividends associated with preferred interests in consolidated subsidiaries; and lower interest income in 1994 as a portion of the proceeds from the 1992 preferred stock issuance, later used for share repurchase, was invested during the first quarter of 1993.
          The effective income tax rate increased to 35.5% in the first quarter of 1994, compared to 35.4% for the year 1993 and 34.5% for the first quarter of 1993. The changes were primarily as a result of the new U.S. tax legislation enacted in the third quarter of 1993.

     U.S. OPERATING RESULTS
     U.S. sales and revenues grew 6% for the quarter due to expansion and higher sales at existing restaurants. Sales were positively driven by the emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program; as well as the NBA cup promotion highlighting large sandwiches.
          U.S. operating income increased 5% for the quarter, as higher combined operating margins were partially offset by higher general, administrative and selling expenses. The improvement in U.S. Company-operated margins was noteworthy, from 16.6% of sales in 1993 to 17.7% in 1994.

     OPERATING RESULTS OUTSIDE OF THE US.
     Sales outside of the U.S. rose 14% for the quarter due to expansion and higher sales at existing restaurants. If exchange rates had remained at 1993 levels, the increase would have remained 14%. Many markets delivered excellent sales on a local currency basis:
     Argentina, Australia, Austria, Belgium, Brazil, Canada, Denmark, England, Finland, Germany, Hungary, Ireland, Italy, Korea, Malaysia, Netherlands, New Zealand, Norway, Panama, Philippines, Puerto Rico, Scotland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand and Wales.
          Pacific sales were strong with the exception of our joint venture in Japan which continues to be affected by a weak economy. Although many European economies showed weakness, McDonald's markets generally performed well because of an emphasis on value. Latin American economies have been weak, but our business there has been improving. Business in Canada continued to improve, despite a weak economy.
          Revenues outside of the U.S. increased 12% for the quarter, constrained by weaker foreign currencies especially in Germany, Canada and France. If exchange rates had remained at 1993 levels, the increase would have been 14%.
          Operating income outside of the U.S. grew 19% for the quarter, reflecting expansion and higher combined operating margins, partially offset by higher general, administrative and selling expenses and weaker foreign currencies. If exchange rates had remained at 1993 levels, the increase would have been 22%.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     Local currency results were strong. However, weaker foreign currencies continued to negatively impact consolidated operating results throughout the first quarter of 1994. The Deutsche Mark, the Canadian Dollar and the French Franc were primarily responsible for the impact. Although the impact of the Japanese Yen was positive, the benefit was more significant to sales than operating income since our operations are managed through a joint venture and hence, not consolidated. If exchange rates had remained at 1993 levels, the reported results would have been as follows:

        -------------------------------------------------------------
                                       Quarter Ended March 31, 1994
        (Dollars in millions)          Reported            Adjusted
        -------------------------------------------------------------
        Systemwide sales         $5,709.2      9%    $5,718.6      9%
        Operating income            459.1     12        463.9     13
        Net income                  243.4     12        248.3     14
        -------------------------------------------------------------

          While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations increased 29% in 1994, primarily due to changes in operating working capital items. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, dividends and share repurchase. U.S. capital expenditures increased 40% and capital expenditures outside of the U.S. increased 11%.
         In January, the Company announced its plan to purchase up to $1 billion of common stock within the next three years. The Company purchased .5 million shares of common stock for $27.9 million during the first quarter.


     FIRST QUARTER HIGHLIGHTS
     --------------------------------------------------------------------
     (Dollars in millions, except                 Quarters ended March 31
      per common share data)                        1994           1993
     --------------------------------------------------------------------
     Systemwide sales                             $5,709.2       $5,235.1
     --------------------------------------------------------------------
     U.S. sales                                   $3,346.4       $3,158.4
       Operated by franchisees                     2,684.9        2,545.6
       Operated by the Company                       575.3          543.0
       Operated by affiliates                         86.2           69.8
     --------------------------------------------------------------------
     Sales outside of the U.S.                    $2,362.8       $2,076.7
       Operated by franchisees                     1,108.1          954.6
       Operated by the Company                       669.4          610.3
       Operated by affiliates                        585.3          511.8
     --------------------------------------------------------------------
     Total revenues                               $1,796.0       $1,654.1
       U.S.                                          933.0          881.0
       Outside of the U.S.                           863.0          773.1
     --------------------------------------------------------------------
     Operating income                             $  459.1       $  411.4
       U.S.                                          239.8          227.8
       Outside of the U.S.                           219.3          183.6
     --------------------------------------------------------------------
     Systemwide restaurants                         14,118         13,184
     --------------------------------------------------------------------
     U.S. restaurants                                9,323          8,985
       Operated by franchisees                       7,628          7,406
       Operated by the Company                       1,458          1,381
       Operated by affiliates                          237            198
     --------------------------------------------------------------------
     Restaurants outside of the U.S.                 4,795          4,199
       Operated by franchisees                       2,258          1,901
       Operated by the Company                       1,283          1,155
       Operated by affiliates                        1,254          1,143
     --------------------------------------------------------------------

                                    PART II

     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) - Exhibits
     --------------

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

                   (i) Amendment No. 1 to McDonald's 1989 Equalization Plan, incorporated herein by reference from Form 10-Q for the period ended June 30, 1993.

                   (ii) Amendment No. 2 to McDonald's 1989 Equalization Plan, incorporated herein by reference from Exhibit (10)(c) of Form 10-K for the year ended December 31, 1993.

                   (iii) Amendment No. 1 to McDonald's Supplemental
                         Employee Benefit Equalization Plan, incorporated herein by reference from Exhibit (10)(c) of Form 10-K for the year ended December 31, 1993.

                   (iv) Amendment No. 2 to McDonald's Supplemental Employee Equalization Plan, incorporated herein by reference from Exhibit (10)(c) of Form 10-K for the year ended December 31, 1993.

                   (v) Amendment No. 5 to the Profit Sharing Program, as amended, incorporated herein by reference from Exhibit (10)(c) of Form 10-K for the year ended December 31, 1993.

                   (vi) Amendment No. 6 to the Profit Sharing Program, as amended, incorporated herein by reference from Exhibit (10)(c) of Form 10-K for the year ended December 31, 1993.

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

      (b) Reports on Form 8-K

          The following report on Form 8-K was filed for the last quarter covered by this report, and subsequently up to May 10, 1994.

                                                  Financial Statements
             Date of Report        Item Number    required to be filed
             --------------        -----------    --------------------
             January 18, 1994         Item 7               No

                                   Signature
                                  -----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           McDONALD'S CORPORATION
                                (Registrant)







                          By  /s/  Jack M. Greenberg
                                   -----------------
                                      (Signature)

                              Jack M. Greenberg
                              Vice Chairman,
                              Chief Financial Officer




       May 10, 1994
     ----------------
          (Date)

                                 EXHIBIT INDEX



     The following Exhibits are filed as part of Form 10-Q for the quarter ended March 31, 1994.


          Exhibit
          Number    Description of Document
          -------   -----------------------

            11      Statement re: Computation of Per Share Earnings

            12      Statement re: Computation of Ratios