Form 10-K/A
period 1993-12-31
MCDONALDS CORP
filed 1994-06-29
CIK 63908

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K/A


   AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993, to include the information required by Form 11-K for McDonald's Corporation Profit Sharing Program for the year ended December 31, 1993 and to add such Form 11-K to the list of Exhibits in
   Item 14(a) of Part IV.


                            McDONALD'S CORPORATION
                          Commission File No. 1-5231


        Delaware                                     No. 36-2361282
   (State of Incorporation)                     (I.R.S. Employer I.D. No.)


                               McDonald's Plaza
                          Oak Brook, Illinois  60521
                                (708) 575-3000
          (Address and Phone Number of Principal Executive Offices)


                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            McDONALD'S CORPORATION
                                   (Registrant)


                            By: /s/ Michael L. Conley
                                -------------------------------
                               Senior Vice President and Controller

                            Date:  June 28, 1994



                McDONALD'S CORPORATION PROFIT SHARING PROGRAM
                  FINANCIAL STATEMENT EXHIBITS AND SCHEDULES

                                                             Page No.
   Item 14(a). Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K

   (23)   Consent of Independent Auditors                      3

   (99)   McDonald's Corporation Profit Sharing Program
          Financial Statements Exhibits and Schedules          *

             Report of Independent Auditors

             Statement of Net Assets Available for
             Benefits at December 31, 1993 and 1992

             Statement of Changes in Net Assets
             Available for Benefits For The Years
             Ended December 31, 1993 and 1992

             Notes to Financial Statements

             Schedule 1 - Investments in Securities
             at December 31, 1993

             Schedule 2 -  Schedule of Reportable
             Transactions For The Year Ended
             December 31, 1993

   (99)   McDonald's Corporation Profit Sharing Program        4
          Annual Report on Form 11-K For The Year Ended
          December 31, 1993




   * Filed under cover of Form SE