Form 10-Q
period 1994-06-30
MCDONALDS CORP
filed 1994-08-09
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1994

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

                                     702,541,408
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of June 30, 1994)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                             Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     June 30, 1994 (unaudited) and
                     December 31, 1993                              3

                     Condensed consolidated statement of
                     income (unaudited), six months, and
                     second quarters ended June 30, 1994
                     and 1993                                       4

                     Condensed consolidated statement of
                     cash flows (unaudited), six months,
                     and second quarters ended June 30,
                     1994 and 1993                                  5

                     Financial comments (unaudited)                 6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                7

       Part II.   Other Information

                  Item 4 - Submission of Matters to a Vote
                           of Security Holders                     12

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

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     (In millions of dollars)                June 30, 1994     December 31, 1993
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   147.4           $   185.8
     Accounts receivable                           292.2               287.0
     Notes receivable                               41.1                27.6
     Inventories, at cost, not in excess
       of market                                    45.1                43.5
     Prepaid expenses and other current
       assets                                      134.6               118.9
     -------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     660.4               662.8
     -------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES             891.1               875.3
     -------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            14,437.8            13,459.0
     Accumulated depreciation and
       amortization                             (3,660.5)           (3,377.6)
     -------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            10,777.3            10,081.4
     -------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         447.4               415.7
     -------------------------------------------------------------------------
     TOTAL ASSETS                              $12,776.2           $12,035.2
     =========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   931.1           $   193.3
     Accounts payable                              358.6               395.7
     Income taxes                                   45.2                56.0
     Accrued interest                              101.9               132.9
     Other accrued liabilities                     326.0               294.1
     Current maturities of long-term debt          154.1                30.0
     -------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,916.9             1,102.0
     -------------------------------------------------------------------------
     LONG-TERM DEBT                              3,021.6             3,489.4
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          390.8               334.4
     DEFERRED INCOME TAXES                         824.1               835.3
     COMMON EQUITY PUT OPTIONS                      58.8
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 11.3 and 11.4 million              675.8               677.3
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    277.7               256.7
     Guarantee of ESOP notes                      (252.8)             (253.6)
     Retained earnings                           8,074.4             7,612.6
     Foreign currency translation
       adjustment                                 (137.3)             (192.2)
     -------------------------------------------------------------------------
                                                 8,730.1             8,193.1
     -------------------------------------------------------------------------
     Common stock in treasury, at cost;
       127.8 and 123.0 million shares           (2,166.1)           (1,919.0)
     -------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             6,564.0             6,274.1
     -------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $12,776.2           $12,035.2
     =========================================================================

     See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 (In millions of dollars, except     Six Months Ended         Quarters Ended
  per common share data)                  June 30                 June 30
                                     1994        1993        1994        1993
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
  restaurants                      $2,654.0    $2,460.9    $1,409.3    $1,307.6
 Revenues from franchised
  restaurants                       1,171.3     1,071.0       620.0       570.2
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   3,825.3     3,531.9     2,029.3     1,877.8
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       2,146.0     2,002.4     1,128.6     1,049.5
 Franchised restaurants-
  occupancy costs                     206.0       184.4       105.6        93.6
 General, administrative and
  selling expenses                    496.5       450.3       257.0       232.5
 Other operating (income)
  expense-net                         (50.7)      (34.4)      (30.3)      (15.6)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   2,797.8     2,602.7     1,460.9     1,360.0
 ------------------------------------------------------------------------------
 OPERATING INCOME                   1,027.5       929.2       568.4       517.8
 ------------------------------------------------------------------------------
 Interest expense                     145.4       161.7        73.6        82.4
 Nonoperating income
  (expense)-net                        (8.2)        5.5         1.7         4.3
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
  INCOME TAXES                        873.9       773.0       496.5       439.7
 Provision for income taxes           308.2       265.9       174.2       150.9
 ------------------------------------------------------------------------------
 NET INCOME                        $  565.7    $  507.1    $  322.3    $  288.8
 ==============================================================================
 NET INCOME PER COMMON SHARE       $    .77    $    .67    $    .44    $    .39
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1138    $  .1038    $    .06    $  .0538
 ------------------------------------------------------------------------------

 See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                              Six Months           Quarters
                                             Ended June 30       Ended June 30
 (In millions of dollars)                   1994      1993      1994      1993
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                $565.7    $507.1    $322.3    $288.8
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            296.5     271.0     148.6     134.4
   Changes in operating working
   capital items                            (69.4)    (81.9)    (56.1)    (22.9)
   Other                                    (23.7)    (14.4)    (22.5)     (9.8)
 -------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATIONS           769.1     681.8     392.3     390.5
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures       (620.7)   (468.6)   (360.5)   (256.5)
 Sales of restaurant businesses              63.8      49.1      34.4      31.2
 Purchases of restaurant businesses         (53.1)    (19.2)    (25.3)    (12.8)
 Property sales                              27.3      33.3      20.9      12.1
 Other                                       (3.0)    (15.2)      1.8      (7.5)
 -------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES   (585.7)   (420.6)   (328.7)   (233.5)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Net short-term borrowings                  426.5      33.0     310.7    (244.4)
 Long-term financing issuances              111.4     727.6      16.5     521.2
 Long-term financing repayments            (489.5)   (680.7)   (205.5)   (218.4)
 Treasury stock purchases                  (187.9)   (530.8)   (160.0)   (274.5)
 Common and preferred stock dividends      (106.2)    (99.8)    (55.4)    (51.0)
 Other                                       23.9      34.3       9.4      13.8
 -------------------------------------------------------------------------------
      CASH USED FOR FINANCING ACTIVITIES   (221.8)   (516.4)    (84.3)   (253.3)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS DECREASE              (38.4)   (255.2)    (20.7)    (96.3)
 Cash and equivalents at beginning of
 period                                     185.8     436.5     168.1     277.6
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $147.4    $181.3    $147.4    $181.3
 ===============================================================================
 See accompanying Financial comments.

     FINANCIAL COMMENTS (UNAUDITED)


     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1993 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.
         The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.
         In 1994, due to an increase in ownership, the Company consolidated affiliates in Taiwan, South Korea and Turkey, which increased total assets and liabilities by approximately $200.0 million.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $23.7 million for the first six months of 1994 and 1993, and $11.8 and $11.9 million for the second quarters of 1994 and 1993, respectively. Adjusted net income was divided by the weighted average shares of common stock outstanding: 706.1 and 717.5 million for the six months ended June 30, 1994 and 1993, and 704.7 and 712.0 million for the second quarters of 1994 and 1993, respectively. The effect of potentially dilutive securities was not material.

     COMMON STOCK SPLIT
     On May 27, 1994, the Board of Directors approved a two-for-one common stock split to be effected in the form of a stock dividend distributed on June 24, 1994, to common shareholders of record on June 7, 1994. All common and Series B and C ESOP Convertible Preferred stock information appearing in the accompanying condensed consolidated financial statements has been restated to give retroactive effect to the stock split, including the transfer of an appropriate amount to common stock from additional paid-in capital.

     LINE OF CREDIT AGREEMENT
     Effective July 20, 1994, the Company reduced the amount and term of its long-term line of credit agreement, which previously supported the classification of certain notes maturing within one year as long-term debt, to $600.0 million and 364 days, respectively. Accordingly, these notes have been reclassified to notes payable or current maturities of long-term debt at June 30, 1994. The agreement, which remained unused at June 30, 1994, is renewable and provides for fees of .07% per annum on the unused portion of the commitment.

     COMMON EQUITY PUT OPTIONS
     In June 1994, the Company sold 2.0 million common equity put options which are exercisable in November 1994, at an average price of $29.41 per share. The exercise price of $58.8 million was classified in common equity put options and the related offset was recorded in common stock in treasury, net of premiums received, at June 30, 1994.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1993



     (Dollars in millions, except           Six Months       Second Quarter
      per common share data)               Ended June 30      Ended June 30
     ----------------------------------------------------------------------
     SYSTEMWIDE SALES                    $885.4       8%    $411.3       7%
     ----------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                       $193.1       8%    $101.7       8%
     Revenues from franchised
       restaurants                        100.3       9       49.8       9
     ----------------------------------------------------------------------
       TOTAL REVENUES                     293.4       8      151.5       8
     ----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         143.6       7       79.1       8
     Franchised restaurants-
       occupancy costs                     21.6      12       12.0      13
     General, administrative
       and selling expenses                46.2      10       24.5      11
     Other operating (income)
       expense-net                        (16.3)     47      (14.7)     94
     ----------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       195.1       7      100.9       7
     ----------------------------------------------------------------------
     OPERATING INCOME                      98.3      11       50.6      10
     ----------------------------------------------------------------------
     Interest expense                     (16.3)    (10)      (8.8)    (11)
     Nonoperating income
       (expense)-net                      (13.7)     NM       (2.6)    (60)
     ----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                       100.9      13       56.8      13
     ----------------------------------------------------------------------
     Provision for income taxes            42.3      16       23.3      15
     ----------------------------------------------------------------------
     NET INCOME                           $58.6      12%     $33.5      12%
     ======================================================================
     NET INCOME PER COMMON SHARE*         $ .10      15%     $ .05      13%
     ----------------------------------------------------------------------

     NM - Not Meaningful
     *Restated for the 2-for-1 common stock split.

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 12 and 15%, respectively, for the six months; and 12 and 13%, respectively, for the quarter. The respective 3 and 1 percentage-point spreads between the increases in net income and net income per common share reflected the impact of share repurchase.
          Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. The increases were due to expansion and higher sales at existing restaurants, affected in part by severe weather conditions worldwide in early 1994. The increases in revenues reflected strong worldwide operating results.
          A total of 365 restaurants were added in the first half of 1994 (296 in 1993), including 142 in the U.S. (119 in 1993) and 223 outside of the U.S. (177 in 1993). An additional 330 restaurants were under construction at quarter-end (250 in 1993), including 115 in the U.S. (80 in 1993) and 215 outside of the U.S. (170 in 1993). In addition, more than 300 satellites were operating worldwide at quarter-end. These sites leverage the infrastructure of existing restaurants by using their storage capability and inventory or by drawing on their management talent and labor pool. Satellite locations were not included in Systemwide restaurants.
          Franchised restaurant margins comprised about two-thirds of the combined operating margins. Consolidated franchised margins were 82.4% of applicable revenues for the first six months of 1994, compared to 82.8% one year ago. For the second quarters, margins were 83.0% in 1994, and 83.6% in 1993. The decreases reflected accelerated expansion and a higher number of leased sites.
          Consolidated Company-operated margins were 19.1% of sales for the first six months of 1994, compared to 18.6% one year ago. For the second quarters, margins were 19.9% in 1994, and 19.7% in 1993. For both periods, food and paper, and occupancy and other operating costs declined, while payroll costs increased as a percent of sales.
          The increases in general, administrative and selling expenses were due primarily to higher employee costs associated with expansion and key priorities.
          Other operating transactions relate to franchising and the food business, such as gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates and other items:

     -----------------------------------------------------------------------
                                           Six Months        Second Quarter
                                         Ended June 30       Ended June 30
     (In millions of dollars)            1994      1993      1993      1994
     -----------------------------------------------------------------------
     Gains on sales of
       restaurant businesses           $(30.4)   $(24.4)   $(13.0)   $(14.3)
     Equity in earnings of
       unconsolidated affiliates        (18.3)    (12.3)     (7.4)     (5.6)
     Other                               (2.0)      2.3      (9.9)      4.3
     -----------------------------------------------------------------------
     Other operating
       (income) expense-net            $(50.7)   $(34.4)   $(30.3)   $(15.6)
     =======================================================================

          The other category included gains related to property transactions in 1994, compared to losses in 1993.
          The increases in consolidated operating income primarily reflected better results from combined operating margins and higher other operating income, partially offset by higher general, administrative and selling expenses and weaker foreign currencies.
          The decreases in interest expense were due primarily to lower interest rates, weaker foreign currencies and higher capitalized interest.
          Nonoperating income (expense) was affected by a gain on the termination of debt financings in the second quarter of 1993. In 1994, lower interest income mainly because a portion of the proceeds from the 1992 preferred stock issuance, later used for share repurchase, was invested during the first quarter of 1993; greater translation losses primarily from Latin American countries; and higher dividends associated with preferred interests in consolidated subsidiaries impacted this category.
          The effective income tax rate was 35.3% for the first six months of 1994, compared to 35.4% for the year 1993 and 34.4% for the first six months of 1993. The changes were primarily as a result of U.S. tax legislation enacted in the third quarter of 1993.

     U.S. OPERATING RESULTS
     U.S. sales grew 6 and 5% for the six months and quarter due to expansion and higher sales at existing restaurants. Sales were positively driven by the emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program; as well as the NBA cup promotion highlighting large sandwiches and the Flintstones movie tie-in featuring the McRib Grand Poobah Meal and a set of four Bedrock mugs. U.S. revenues rose 6% for both periods.
          U.S. operating income increased 7 and 8% for the six months and quarter, as higher combined operating margins and higher other operating income were partially offset by higher general, administrative and selling expenses. The improvement in U.S. Company-operated margins was noteworthy, reaching 20.6% of sales in the second quarter of 1994 compared to 19.0% one year ago. For the six months, margins were 19.3% of sales in 1994 compared to 17.9% in 1993.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Sales outside of the U.S. rose 11% for the six months and 9% for the quarter due to expansion. If exchange rates had remained at 1993 levels, the increases would have been 12 and 10% for the six months and quarter. For the six months, many markets delivered excellent sales on a local currency basis: Argentina, Australia, Austria, Brazil, Canada, Denmark, England, Finland, Germany, Hungary, Ireland, Italy, Malaysia, Netherlands, New Zealand, Norway, Panama, Philippines, Puerto Rico, Scotland, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand and Wales.

          Pacific sales were strong with the exception of our joint venture in Japan which continues to be affected by a weak economy. Although many European economies showed weakness, McDonald's markets generally performed well because of an emphasis on value. Latin American economies have been weak, but our business there has been improving. Business in Canada continued to improve, despite a weak economy.
          Revenues outside of the U.S. increased 11% for the six months and quarter, constrained by weaker foreign currencies especially in Canada, Germany and France. If exchange rates had remained at 1993 levels, the increases would have been 14% for both periods.
          Operating income outside of the U.S. grew 16% for the six months and 12% for the quarter, reflecting expansion, higher combined operating margins and higher other operating income, partially offset by higher general, administrative and selling expenses and weaker foreign currencies. If exchange rates had remained at 1993 levels, the increases would have been 18 and 15% for the six months and quarter.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     Local currency results were strong. However, weaker foreign currencies continued to negatively impact consolidated operating results throughout 1994. The Canadian Dollar, the Deutsche Mark and the French Franc were primarily responsible for this impact. Although the impacts of the Japanese Yen and Australian Dollar were positive, the benefit was more significant to sales than operating income since our operations in Japan are managed through a joint venture and hence, not consolidated. If exchange rates had remained at 1993 levels, reported results would have been as follows:

        -------------------------------------------------------------
                                     Six Months Ended June 30, 1994
        (Dollars in millions)          Reported            Adjusted
        -------------------------------------------------------------
        Systemwide sales         $12,079.4     8%    $12,116.1     8%
        Operating income           1,027.5    11       1,038.4    12
        Net income                   565.7    12         574.6    13
        -------------------------------------------------------------
                                  Second Quarter Ended June 30, 1994
        -------------------------------------------------------------
        Systemwide sales          $6,370.2     7%     $6,397.5     7%
        Operating income             568.4    10         574.5    11
        Net income                   322.3    12         326.3    13
        -------------------------------------------------------------

          While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations for the six months increased 13% in 1994. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchase and dividends. U.S. capital expenditures increased 43% and capital expenditures outside of the U.S. increased 20%.

          In January, the Company announced its plan to purchase up to $1 billion of common stock within the next three years. The Company purchased 6.9 million shares of common stock for $203.0 million during the first six months.

     SIX MONTHS AND SECOND QUARTER HIGHLIGHTS
     ---------------------------------------------------------------------------
     (Dollars in millions, except     Six Months Ended         Quarters Ended
      per common share data)               June 30                 June 30
                                      1994        1993        1994        1993
     ---------------------------------------------------------------------------
     Systemwide sales              $12,079.4   $11,194.0    $6,370.2    $5,958.9
     ---------------------------------------------------------------------------
     U.S. sales                    $ 7,166.7   $ 6,783.9    $3,820.3    $3,625.5
       Operated by franchisees       5,749.5     5,471.5     3,064.6     2,925.9
       Operated by the Company       1,229.4     1,160.4       654.1       617.4
       Operated by affiliates          187.8       152.0       101.6        82.2
     ---------------------------------------------------------------------------
     Sales outside of the U.S.     $ 4,912.7   $ 4,410.1    $2,549.9    $2,333.4
       Operated by franchisees       2,332.0     2,030.9     1,223.9     1,076.3
       Operated by the Company       1,424.6     1,300.5       755.2       690.2
       Operated by affiliates        1,156.1     1,078.7       570.8       566.9
     ---------------------------------------------------------------------------
     Total revenues                $ 3,825.3   $ 3,531.9    $2,029.3    $1,877.8
       U.S.                          1,993.3     1,884.6     1,060.3     1,003.6
       Outside of the U.S.           1,832.0     1,647.3       969.0       874.2
     ---------------------------------------------------------------------------
     Operating income              $ 1,027.5   $   929.2    $  568.4    $  517.8
       U.S.                            553.1       518.5       313.3       290.7
       Outside of the U.S.             474.4       410.7       255.1       227.1
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                  $   873.9   $   773.0    $  496.5    $  439.7
     Net income                        565.7       507.1       322.3       288.8
     Net income per common share*        .77         .67         .44         .39
     ---------------------------------------------------------------------------
     Cash provided by operations   $   769.1   $   681.8    $  392.3    $  390.5
     ---------------------------------------------------------------------------
                                                    At June 30, 1994        1993
     Systemwide restaurants                                   14,358      13,389
     ---------------------------------------------------------------------------
     U.S. restaurants                                          9,425       9,078
       Operated by franchisees                                 7,694       7,476
       Operated by the Company                                 1,482       1,401
       Operated by affiliates                                    249         201
     ---------------------------------------------------------------------------
     Restaurants outside of the U.S.                           4,933       4,311
       Operated by franchisees                                 2,351       1,975
       Operated by the Company                                 1,408       1,175
       Operated by affiliates                                  1,174       1,161
     ---------------------------------------------------------------------------
     *Restated for the 2-for-1 common stock split.

                                    PART II

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

          (a)  The Annual Meeting of Shareholders was held on May 27, 1994.

          (b)  Not Applicable.

          (c)  Shareholder-proposed environmental principles
               ---------------------------------------------
               (The votes do not reflect the impact of the 2-for-1 stock split, as the voting was done prior to the split.)

               Number of Votes Against           235,547,979
               Number of Votes For                21,963,637
               Number of Abstentions              17,888,737
               Number of Broker Non-Votes         35,730,466

          (d)  Not Applicable.


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

                    (xi) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated July 15, 1993.

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

               (g) McDonald's Corporation Deferred Incentive Plan, incorporated herein by reference from Exhibit (10) of Form 10-Q for the period ended September 30, 1993*.

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to August 9, 1994.

                                                  Financial Statements
             Date of Report        Item Number    required to be filed
             --------------        -----------    --------------------
                5/27/94            Item 5 & 7              No
                7/21/94            Item 5 & 7              No

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

                           McDONALD'S CORPORATION
                                (Registrant)







                          By  /s/  Jack M. Greenberg
                                   -----------------
                                      (Signature)

                              Jack M. Greenberg
                              Vice Chairman,
                              Chief Financial Officer




      August 9, 1994
     ----------------
          (Date)

                                 EXHIBIT INDEX



     The following Exhibits are filed as part of Form 10-Q for the quarter ended June 30, 1994.


          Exhibit
          Number    Description of Document
          -------   -----------------------

            11      Statement re: Computation of Per Share Earnings

            12      Statement re: Computation of Ratios