Form 10-Q
period 1994-09-30
MCDONALDS CORP
filed 1994-11-09
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1994

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

                                     698,514,915
                          ---------------------------------
                          (Number of shares of common stock
                        outstanding as of September 30, 1994)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     September 30, 1994 (unaudited) and
                     December 31, 1993                               3

                     Condensed consolidated statement of
                     income (unaudited), nine months, and
                     third quarters ended September 30,
                     1994 and 1993                                   4

                     Condensed consolidated statement of
                     cash flows (unaudited), nine months,
                     and third quarters ended September 30,
                     1994 and 1993                                   5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

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

       Exhibit Index                                                17

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     (In millions of dollars)              September 30, 1994  December 31, 1993
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   180.5           $   185.8
     Accounts receivable                           327.5               287.0
     Notes receivable                               43.4                27.6
     Inventories, at cost, not in excess
       of market                                    45.3                43.5
     Prepaid expenses and other current
       assets                                      144.1               118.9
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     740.8               662.8
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,029.1               875.3
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            14,796.6            13,459.0
     Accumulated depreciation and
       amortization                             (3,786.0)           (3,377.6)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            11,010.6            10,081.4
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         456.3               415.7
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $13,236.8           $12,035.2
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   934.7           $   193.3
     Accounts payable                              380.5               395.7
     Income taxes                                   51.6                56.0
     Accrued interest                              103.7               132.9
     Other accrued liabilities                     368.8               294.1
     Current maturities of long-term debt          204.3                30.0
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              2,043.6             1,102.0
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              3,144.8             3,489.4
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          409.1               334.4
     DEFERRED INCOME TAXES                         834.9               835.3
     COMMON EQUITY PUT OPTIONS                      58.8
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 11.3 and 11.4 million              675.0               677.3
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    274.0               256.7
     Guarantee of ESOP notes                      (252.4)             (253.6)
     Retained earnings                           8,370.5             7,612.6
     Foreign currency translation
       adjustment                                 (106.1)             (192.2)
     ---------------------------------------------------------------------------
                                                 9,053.3             8,193.1
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       131.8 and 123.0 million shares           (2,307.7)           (1,919.0)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             6,745.6             6,274.1
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $13,236.8           $12,035.2
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 (In millions of dollars, except     Nine Months Ended        Quarters Ended
  per common share data)               September 30            September 30
                                     1994        1993        1994        1993
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
  restaurants                      $4,205.8    $3,812.0    $1,551.9    $1,351.1
 Revenues from franchised
  restaurants                       1,844.9     1,664.2       673.5       593.2
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   6,050.7     5,476.2     2,225.4     1,944.3
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       3,377.3     3,079.3     1,231.3     1,076.9
 Franchised restaurants-
  occupancy costs                     317.7       280.1       111.7        95.7
 General, administrative and
  selling expenses                    773.6       684.9       277.1       234.6
 Other operating (income)
  expense-net                         (83.3)      (65.5)      (32.6)      (31.1)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   4,385.3     3,978.8     1,587.5     1,376.1
 ------------------------------------------------------------------------------
 OPERATING INCOME                   1,665.4     1,497.4       637.9       568.2
 ------------------------------------------------------------------------------
 Interest expense                     225.6       237.4        80.2        75.7
 Nonoperating income
  (expense)-net                       (24.8)       12.7       (16.6)        7.2
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
  INCOME TAXES                      1,415.0     1,272.7       541.1       499.7
 ------------------------------------------------------------------------------
 Provision for income taxes           499.5       454.7       191.3       188.8
 ------------------------------------------------------------------------------
 NET INCOME                        $  915.5    $  818.0    $  349.8    $  310.9
 ==============================================================================
 NET INCOME PER COMMON SHARE       $   1.25    $   1.10    $    .48    $    .42
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1738    $  .1575    $  .0600    $  .0538
 ------------------------------------------------------------------------------

 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                             Nine Months           Quarters
                                          Ended September 30  Ended September 30
 (In millions of dollars)                   1994      1993      1994      1993
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                $915.5    $818.0    $349.8    $310.9
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            454.2     415.1     157.7     144.1
   Changes in operating working
   capital items                            (23.6)    (41.3)     45.8      40.6
   Other                                    (30.3)    (26.0)     (6.5)    (11.6)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS          1,315.8   1,165.8     546.8     484.0
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures     (1,022.6)   (802.7)   (401.9)   (334.1)
 Sales of restaurant businesses             111.4      88.6      47.6      39.5
 Purchases of restaurant businesses         (81.4)    (63.5)    (28.3)    (44.3)
 Property sales                              33.9      44.0       6.6      10.7
 Other                                      (42.5)    (25.0)    (39.5)     (9.8)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES  (1,001.2)   (758.6)   (415.5)   (338.0)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Net short-term borrowings                  411.9      23.7     (14.6)     (9.3)
 Long-term financing issuances              254.3     983.9     143.0     256.3
 Long-term financing repayments            (504.9)   (962.4)    (15.4)   (281.7)
 Treasury stock purchases                  (351.5)   (614.2)   (163.3)    (83.4)
 Common and preferred stock dividends      (161.0)   (150.5)    (54.8)    (50.7)
 Other                                       31.3      48.5       6.9      14.2
 -------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES    (319.9)   (671.0)    (98.2)   (154.6)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                  (5.3)   (263.8)     33.1      (8.6)
 Cash and equivalents at beginning of
 period                                     185.8     436.5     147.4     181.3
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $180.5    $172.7    $180.5    $172.7
 ===============================================================================
 See accompanying Financial comments.
 /TABLE

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

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $35.5 and $35.4 million for the first nine months of 1994 and 1993, and $11.8 and $11.7 million for the third quarters of 1994 and 1993, respectively. Adjusted net income was divided by the weighted average shares of common stock outstanding: 704.1 and 713.5 million for the nine months ended September 30, 1994 and 1993, and 699.9 and 705.7 million for the third quarters of 1994 and 1993, respectively. The effect of potentially dilutive securities was not material.

     STOCK SPLITS
     On May 27, 1994, the Board of Directors approved two-for-one stock splits to be effected in the form of stock dividends distributed on June 24, 1994, to common and Series B and C Preferred shareholders of record on June 7, 1994. All common and Series B and C ESOP Convertible Preferred stock information appearing in the accompanying condensed consolidated financial statements has been restated to give retroactive effect to the stock splits, including the transfer of an appropriate amount to common stock from additional paid-in capital.

     LINE OF CREDIT AGREEMENT
     Effective July 20, 1994, the Company reduced the amount and term of its long-term line of credit agreement to $600.0 million and 364 days, respectively. This resulted in the reclassification of certain amounts from long-term debt to notes payable or current maturities of long-term debt. The agreement, which remained unused at September 30, 1994, is renewable and provides for fees of .07% per annum on the unused portion of the commitment.

     COMMON EQUITY PUT OPTIONS
     In June 1994, the Company sold 2.0 million common equity put options which are exercisable in November, 1994 at an average price of $29.41 per share. The exercise price of $58.8 million was classified in common equity put options and the related offset was recorded in common stock in treasury, net of premiums received, at September 30, 1994.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1993



     (Dollars in millions, except          Nine Months         Third Quarter
      per common share data)           Ended September 30   Ended September 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                 $1,582.2       9%     $696.8       11%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                     $393.8       10%     $200.8       15%
     Revenues from franchised
       restaurants                      180.7       11        80.3       14
     -------------------------------------------------------------------------
       TOTAL REVENUES                   574.5       10       281.1       14
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants       298.0       10       154.4       14
     Franchised restaurants-
       occupancy costs                   37.6       13        16.0       17
     General, administrative
       and selling expenses              88.7       13        42.5       18
     Other operating (income)
       expense-net                      (17.8)      27        (1.5)       5
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                     406.5       10       211.4       15
     -------------------------------------------------------------------------
     OPERATING INCOME                   168.0       11        69.7       12
     Interest expense                   (11.8)      (5)        4.5        6
     Nonoperating income
       (expense)-net                    (37.5)      NM       (23.8)      NM
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                     142.3       11        41.4        8
     -------------------------------------------------------------------------
     Provision for income taxes          44.8       10         2.5        1
     NET INCOME                         $97.5       12%      $38.9       13%
     =========================================================================
     NET INCOME PER COMMON SHARE*       $ .15       14%      $ .06       14%
     -------------------------------------------------------------------------

     NM - Not Meaningful
     *Restated for the two-for-one common stock split.
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 12 and 14%, respectively, for the nine months; and 13 and 14%, respectively, for the quarters. The spreads between the percent increases in net income and net income per common share reflected the impact of share repurchase.
          Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants, including satellite locations. The increases were due to expansion and higher sales at existing restaurants, affected in part by severe weather conditions worldwide in early 1994. The increases in revenues reflected strong worldwide operating results.
          A total of 672 restaurants were added in the first nine months of 1994 (576 in 1993), including 280 in the U.S. (254 in 1993) and 392 outside of the U.S. (322 in 1993). An additional 449 restaurants were under construction at quarter-end (355 in 1993), including 170 in the U.S. (125 in 1993) and 279 outside of the U.S. (230 in 1993). In addition, more than 500 satellites were operating worldwide at quarter-end. These sites leverage the infrastructure of existing restaurants by using their storage capability and inventory or by drawing on their management talent and labor pool. Satellite locations were not included in the count of Systemwide restaurants.
          Franchised restaurant margins comprised about two-thirds of the combined operating margins. Consolidated franchised margins were 82.8% of applicable revenues for the nine months of 1994, compared to 83.2% one year ago. For the quarters, margins were 83.4% in 1994, and 83.9% in 1993. The decreases reflected accelerated expansion including a higher number of leased sites.
          Consolidated Company-operated margins were 19.7% of sales for the nine months of 1994, compared to 19.2% one year ago. For the quarters, margins were 20.7% in 1994, and 20.3% in 1993. For both periods, as a percent of sales, food and paper, and occupancy and other operating costs declined, while payroll costs increased.
          The increases in general, administrative and selling expenses were primarily due to higher employee costs associated with strategic investment spending to support expansion and value.
          Other operating transactions relate to franchising and the food business as follows:

     -----------------------------------------------------------------------
                                          Nine Months        Third Quarter
                                       Ended September 30  Ended September 30
     (In millions of dollars)            1994      1993      1993      1994
     -----------------------------------------------------------------------
     Gains on sales of
       restaurant businesses           $(49.4)   $(39.5)   $(19.0)   $(15.1)
     Equity in earnings of
       unconsolidated affiliates        (41.0)    (27.9)    (22.7)    (15.6)
     Other                                7.1       1.9       9.1      (0.4)
     -----------------------------------------------------------------------
     Other operating
       (income) expense-net            $(83.3)   $(65.5)   $(32.6)   $(31.1)
     =======================================================================

          The other category included higher losses on property dispositions for both the nine months and third quarter in 1994, compared to the same periods in 1993.
          The increases in consolidated operating income primarily reflected better results from combined operating margins and higher other operating income, partially offset by higher general, administrative and selling expenses. Weaker foreign currencies impacted this line item for the first six months of 1994, whereas stronger foreign currencies in the third quarter offset this impact for the nine months.
          Interest expense decreased for the nine months due to lower interest rates and debt levels, and increased for the quarter due to higher interest rates and debt levels, coupled with stronger foreign currencies.
          Nonoperating income (expense) was affected in 1993 by gains on terminations of debt financings and higher interest income mainly because a portion of the proceeds from the 1992 preferred stock issuance-later used for share repurchase-was invested during the first quarter. In addition, greater translation losses impacted this category in 1994.
          The effective income tax rates were 35.3% for the nine months of 1994, and 35.7% one year ago. The effective rates for the third quarters of 1994 and 1993 were 35.4 and 37.8%, respectively. The changes were primarily a result of U.S. tax legislation enacted in the third quarter of 1993.

     U.S. OPERATING RESULTS
     U.S. sales grew 5% for the nine months and quarter due to expansion and higher sales at existing restaurants. Positive comparable sales were achieved in both periods through the emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program; as well as the NBA cup promotion highlighting large sandwiches, the Flintstones movie tie-in featuring the McRib Grand Poobah Meal and a set of four Bedrock mugs, the Dream Team II collector cup promotion, and Music Event which offered four "Best of" collections with the purchase of a large sandwich or Extra Value Meal. U.S. revenues rose 6% for both periods.
          U.S. operating income increased 5% for the nine months and 3% for the quarter, as higher combined operating margins were partially offset by higher general, administrative and selling expenses. The improvement in U.S. Company-operated margins was noteworthy, reaching 19.4% of sales in the third quarter of 1994, compared to 19.0% one year ago. For the nine months, margins were 19.3% in 1994, compared to 18.3% in 1993.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Sales outside of the U.S. rose 15% for the nine months and 20% for the quarter due to expansion and higher sales at existing restaurants as comparable sales on a local currency basis were positive for both periods. Revenues outside of the U.S. increased 16% for the nine months and 25% for the quarter.
          For the nine months, many markets delivered excellent comparable sales on a local currency basis: Argentina, Australia, Austria, Brazil, Canada, Denmark, England, Finland, Hungary, Ireland, Italy, Malaysia, Netherlands, New Zealand, Norway, Panama, Philippines, Puerto Rico, Scotland, Singapore, South Korea, Spain, Sweden, Taiwan and Wales.

          Pacific sales were strong with the exception of our joint venture in Japan which has been affected by a weak economy, but which has shown improvement in the quarter. Although many European economies have been weak over the past 18 months, McDonald's markets generally performed well. Throughout 1994, France and Germany have shown signs of being affected both positively and negatively by the economy, and negatively impacted by unusually hot weather and World Cup Soccer. Nevertheless, both delivered good results in the quarter. Latin American economies have been weak, but our business there has been quite good. Business in Canada continued to improve, despite a weak economy.
          Operating income outside of the U.S. grew 19% for the nine months and 24% for the quarter, reflecting expansion, higher combined operating margins and higher other operating income, partially offset by higher general, administrative and selling expenses and for the quarter, stronger foreign currencies. The level of international Company-operated margins remained noteworthy, reaching 21.6% of sales in the third quarter of 1994, compared to 21.4% one year ago; margins were 20.0% in both nine-month periods of 1994 and 1993.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     If exchange rates had remained at 1993 levels, reported results would have been as follows:

        ---------------------------------------------------------------
                                 Nine Months Ended September 30, 1994
        (Dollars in millions)          Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales         $19,023.4     9%    $18,938.3     9%
        Operating income           1,665.4    11       1,663.2    11
        Net income                   915.5    12         921.3    13
        ---------------------------------------------------------------
                                 Third Quarter Ended September 30, 1994
        ---------------------------------------------------------------
        Systemwide sales          $6,944.0    11%     $6,822.1     9%
        Operating income             637.9    12         624.8    10
        Net income                   349.8    13         346.7    12
        ---------------------------------------------------------------

         While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations for the nine months increased 13% in 1994. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchase and dividends. For the nine months, U.S. capital expenditures increased 43% and capital expenditures outside of the U.S. increased 17%.
         In January, the Company announced its plan to purchase up to $1 billion of common stock within the next three years. The Company purchased 12.4 million shares of common stock for $351.5 million during the first nine months.

     NINE MONTHS AND THIRD QUARTER HIGHLIGHTS
     ---------------------------------------------------------------------------
     (Dollars in millions, except     Nine Months Ended        Quarters Ended
      per common share data)            September 30            September 30
                                      1994        1993        1994        1993
     ---------------------------------------------------------------------------
     Systemwide sales              $19,023.4   $17,441.2    $6,944.0    $6,247.2
     ---------------------------------------------------------------------------
     U.S. sales                    $11,087.5   $10,513.2    $3,920.8    $3,729.3
       Operated by franchisees       8,894.0     8,478.8     3,144.5     3,007.3
       Operated by the Company       1,894.6     1,794.5       665.2       634.1
       Operated by affiliates          298.9       239.9       111.1        87.9
     ---------------------------------------------------------------------------
     Sales outside of the U.S.     $ 7,935.9   $ 6,928.0    $3,023.2    $2,517.9
       Operated by franchisees       3,705.4     3,186.4     1,373.5     1,155.5
       Operated by the Company       2,311.2     2,017.5       886.6       717.0
       Operated by affiliates        1,919.3     1,724.1       763.1       645.4
     ---------------------------------------------------------------------------
     Total revenues                $ 6,050.7   $ 5,476.2    $2,225.4    $1,944.3
       U.S.                          3,081.1     2,915.4     1,087.8     1,030.8
       Outside of the U.S.           2,969.6     2,560.8     1,137.6       913.5
     ---------------------------------------------------------------------------
     Operating income              $ 1,665.4   $ 1,497.4    $  637.9    $  568.2
       U.S.                            867.5       824.9       314.3       306.4
       Outside of the U.S.             797.9       672.5       323.6       261.8
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                  $ 1,415.0   $ 1,272.7    $  541.1    $  499.7
     Net income                        915.5       818.0       349.8       310.9
     Net income per common share*       1.25        1.10         .48         .42
     ---------------------------------------------------------------------------
     Cash provided by operations   $ 1,315.8   $ 1,165.8    $  546.8    $  484.0
     ---------------------------------------------------------------------------
                                               At September 30, 1994        1993
     Systemwide restaurants                                   14,665      13,669
     ---------------------------------------------------------------------------
     U.S. restaurants                                          9,563       9,213
       Operated by franchisees                                 7,784       7,555
       Operated by the Company                                 1,492       1,434
       Operated by affiliates                                    287         224
     ---------------------------------------------------------------------------
     Restaurants outside of the U.S.                           5,102       4,456
       Operated by franchisees                                 2,426       2,057
       Operated by the Company                                 1,455       1,211
       Operated by affiliates                                  1,221       1,188
     ---------------------------------------------------------------------------
     *Restated for the two-for-one common stock split.
     /TABLE

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

                    (vi) Medium-Term Notes, Series C, due from nine months (U.S. issue)/184 days (Euro issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

                    (vii) 8-7/8% Debentures due 2011. Supplemental
                          Indenture No. 17 incorporated herein by
                          reference from Exhibit (4) of Form 8-K dated
                          April 22, 1991.

                    (viii)Medium-Term Notes, Series D, due from nine
                          months (U.S. issue)/184 days (Euro issue) to 60 years from Date of Issue. Supplemental
                          Indenture No. 18 incorporated herein by
                          reference from Exhibit 4(b) of  Form S-3
                          Registration Statement, SEC file no. 33-42642 dated September 10, 1991.

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

               (e) Form of Supplemental Indenture No. 2 dated as of April 1, 1991, supplemental to the Indenture between McDonald's Matching and Deferred Stock Ownership Trust, McDonald's Corporation and Pittsburgh National Bank in connection with SEC Registration Statement Nos. 33-28684 and 33-28684-01, incorporated herein by reference from Exhibit (4)(c) of Form 8-K dated
                    March 22, 1991.

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

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) Stock Sharing Plan, incorporated herein by reference from Exhibit (10)(e) of Form 10-K for the year ended December 31, 1992*.

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

      (27) Financial Data Schedule

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

      (b) Reports on Form 8-K

          The following report on Form 8-K was filed for the last quarter covered by this report, and subsequently up to November 9, 1994.

                                                  Financial Statements
             Date of Report        Item Number    required to be filed
             --------------        -----------    --------------------
                7/18/94            Item 5 & 7              No

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

                           McDONALD'S CORPORATION
                                (Registrant)







                          By  /s/  Jack M. Greenberg
                                   -----------------
                                      (Signature)

                              Jack M. Greenberg
                              Vice Chairman,
                              Chief Financial Officer




     November 9, 1994
     ----------------
          (Date)

                                 EXHIBIT INDEX



     The following Exhibits are filed as part of Form 10-Q for the quarter ended September 30, 1994.


          Exhibit
          Number    Description of Document
          -------   -----------------------

            11      Statement re: Computation of Per Share Earnings

            12      Statement re: Computation of Ratios

            27      Financial Data Schedule