Form 10-K
MCDONALDS CORP
filed 1995-03-29
CIK 63908

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) for the fiscal year ended December 31, 1994
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) for the
          transition period from                 to
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
     Common stock, no par value                    New York Stock Exchange
                                                   Chicago Stock Exchange
     Preferred Share Purchase Rights               New York Stock Exchange
     9-3/4% Notes due 1999                         New York Stock Exchange
     9-3/8% Notes due 1997                         New York Stock Exchange
     8-7/8% Debentures due 2011                    New York Stock Exchange
     7-3/8% Notes due 2002                         New York Stock Exchange
     Depositary Shares representing 7.72%
       Cumulative Preferred Stock, Series E        New York Stock Exchange
     6-3/4% Notes due 2003                         New York Stock Exchange
     7-3/8% Notes due 2033                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                     -----
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes    X    No
                     ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
          The aggregate market value of voting stock held by nonaffiliates of the registrant is $22,868,486,192 and the number of shares of common stock outstanding is 694,054,537 as of January 31, 1995.
          Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 1994.

                                     PART I

     Item 1.   Business

          McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

          (a)  General development of business

           There have been no significant changes to the Company's corporate structure during 1994, nor material changes in the Company's method of conducting business.

          (b)  Financial information about industry segments

           Industry segment data for the years ended December 31, 1994, 1993 and 1992 is included in Part II, item 8, page 42 of this Form 10-K.

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

           Training begins at the restaurant with one-on-one instruction and videotapes. Aspiring restaurant managers progress through a development program of classes in basic and intermediate operations, management and equipment. Assistant managers are eligible to attend the advanced operations and management class at one of the five Hamburger University (H.U.) campuses in the U.S., Germany, England, Japan or Australia. The curriculum at H.U. concentrates on skills and practices essential to delivering customer satisfaction and running a restaurant business.

           The Company's global brand is well-known. Marketing and promotional activities are designed to nurture this brand image and differentiate the Company from competitors by focusing on value, taste and customer satisfaction. Funding for promotions is handled at the local restaurant level; funding for regional and national efforts is handled through advertising cooperatives. Franchised, Company-operated and affiliated restaurants throughout the world make voluntary contributions to cooperatives which purchase media. Production costs for certain advertising efforts are borne by the Company.

          Products

           McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac and Quarter Pounder with Cheese sandwiches, the Filet-O-Fish, McGrilled Chicken and McChicken sandwiches, french fries, Chicken McNuggets, salads, shakes, sundaes and cones made with low fat frozen yogurt, pies, cookies and a limited number of soft drinks and other beverages. In addition, the restaurants sell a variety of products during limited promotional time periods. McDonald's restaurants operating in the United States are open during breakfast hours and offer a full breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage; three varieties of biscuit sandwiches; Apple-Bran muffins; and cereals. McDonald's restaurants in many countries around the world offer many of these same products as well as other products and limited breakfast menus. The Company tests new products on an ongoing basis.

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

          Seasonal operations

           The Company does not consider its operations to be seasonal to any material degree.

          Working capital practices

           Information about the Company's working capital practices is incorporated herein by reference to Management's Discussion and Analysis of the Company's financial position and the consolidated statement of cash flows for the years ended December 31, 1994, 1993 and 1992 in Part II, item 7, pages 26 through 29, and Part II, item 8 page 35 of this Form 10-K.

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

           In the U.S., about 378,000 restaurants generate nearly $224 billion in annual sales. McDonald's accounts for about 2.6% of those restaurants and approximately 6.7% of those sales. No reasonable estimate can be made of the number of competitors outside of the U.S.; however, the Company's business in foreign markets continues to grow.

          Research and development

           The Company operates research and development facilities in Illinois. While research and development activities are important to the Company's business, these expenditures are not material. Independent suppliers also conduct research activities for the benefit of the McDonald's System, which includes franchisees and suppliers, as well as McDonald's, its subsidiaries and joint ventures.

          Environmental matters

           The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1994, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

          Number of employees

           During 1994, the Company's average number of employees worldwide was approximately 183,000.

          (d)  Financial information about foreign and domestic operations

           Financial information about foreign and domestic markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis and Segment and Geographic Information in Part II, item 6, page 10, Part II, item 7, pages 11 through 29 and Part II, item 8, page 42, respectively, of this Form 10-K.

     Item 2.   Properties

           The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. In order to control occupancy costs and rights, the Company owns restaurant sites and buildings where feasible and where it is not practical, secures long-term leases. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to lower average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's Discussion and Analysis and the related financial statements with footnotes in Part II, item 7, pages 11 through 29 and Part II, item 8, pages 34, 35, 37, 39, 43, 48 and 49, respectively, of this Form 10-K.

     Item 3.   Legal Proceedings

           The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company's entire business. The following is a brief description of the more significant of these categories of lawsuits and government regulations. The Company does not believe that any such claims or lawsuits will have a material adverse affect on its financial condition or results of operations.

          Franchising

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

          Government Regulations

           Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, franchising, health, environment, zoning and employment. The Company does not believe that it is in violation of any existing statutory or administrative rules, but it cannot predict the effect on its operations from promulgation of additional requirements in the future.

     Item 4.   Submission of Matters to a Vote of Shareholders

           None.

     Executive Officers of the Registrant

           All of the executive officers of McDonald's Corporation as of March 1, 1995 are shown below. Each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1995 Board of Directors' meeting.

                                                                        Number
                                                               Number   of
                                                               of       years
                                                               years    in
                                                      Date of  with     present
             Name                  Office             Birth    Company  position
     ---------------------  ---------------------     -------- -------  --------

     Robert M. Beavers, Jr. Senior Vice President     01/27/44    31       1
     James R. Cantalupo     President and             11/14/43    20       3
                             Chief Executive
                             Officer-International
     Michael L. Conley      Senior Vice President,    03/28/48    21       4
                             Controller
     Thomas S. Dentice      Executive Vice President  01/12/39    29      10
     Patrick J. Flynn       Executive Vice President  05/01/42    33       7
     Thomas W. Glasgow, Jr. Executive Vice President, 02/17/47    26       3
                             Chief Operations Officer
     Jack M. Greenberg      Vice Chairman, Chief      09/28/42    13       3
                             Financial Officer
     Michael R. Quinlan     Chairman, Chief           12/09/44    31       5
                             Executive Officer
     Edward H. Rensi        President and Chief       08/15/44    29       3
                             Executive Officer-U.S.A.
     Paul D. Schrage        Senior Executive Vice     02/25/35    27      10
                             President, Chief
                             Marketing Officer
     Fred L. Turner         Senior Chairman           01/06/33    38       5



     /TABLE

                                       PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters

           The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York and Chicago.

           The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share. Prices and dividends have been adjusted to reflect the two-for-one common stock split effected in the form of a stock dividend in June, 1994.

     -------------------------------------------------------------------------
     Quarter                1994                             1993
     -------------------------------------------------------------------------
                                 Dividend Per                     Dividend Per
                High      Low    Common Share   High      Low     Common Share
     -------------------------------------------------------------------------
     First     31 1/4    27 1/4     .0538      27 1/8    23 3/8      .0500
     Second    31 3/8    27 5/8     .0600      26 3/4    22 3/4      .0538
     Third     29 3/4    25 5/8     .0600      27 3/4    24 1/8      .0538
     Fourth    29 7/8    25 7/8     .0600      29 l/2    25 5/8      .0538
     -------------------------------------------------------------------------
     Year      31 3/8    25 5/8     .2338      29 1/2    22 3/4      .2114
     -------------------------------------------------------------------------

           The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 1995 was estimated to be 537,000.

           Given the Company's returns on equity and assets, the Company's management believes it is prudent to reinvest a significant portion of earnings back into the business. The Company has paid 76 consecutive quarterly dividends on common stock through March 29, 1995, has increased the per share amount 20 times since the first dividend was paid in 1976, and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

Item 6.   Selected Financial Data

11-YEAR SUMMARY
(Dollars rounded to millions, except per common share data and average restaurant sales)


                                 1994     1993     1992     1991     1990     1989     1988     1987    1986     1985     1984
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales              $25,987   23,587   21,885   19,928   18,759   17,333   16,064   14,330  12,432   11,001   10,007

  U.S.                        $14,941   14,186   13,243   12,519   12,252   12,012   11,380   10,576   9,534    8,843    8,071

  Outside of the U.S.         $11,046    9,401    8,642    7,409    6,507    5,321    4,684    3,754   2,898    2,158    1,936


Systemwide sales by type

  Operated by franchisees     $17,146   15,756   14,474   12,959   12,017   11,219   10,424    9,452   8,422    7,612    6,914

  Operated by the Company     $ 5,793    5,157    5,103    4,908    5,019    4,601    4,196    3,667   3,106    2,770    2,538

  Operated by affiliates      $ 3,048    2,674    2,308    2,061    1,723    1,513    1,444    1,211     904      619      555


Average sales by
  restaurants open at least
  one year, in thousands      $ 1,800    1,768    1,733    1,658    1,649    1,621    1,596    1,502   1,369    1,296    1,264

Revenues from franchised
  restaurants                 $ 2,528    2,251    2,031    1,787    1,621    1,465    1,325    1,186   1,037      924      828

Total revenues                $ 8,321    7,408    7,133    6,695    6,640    6,066    5,521    4,853   4,143    3,694    3,366

Operating income              $ 2,241    1,984    1,862    1,679    1,596    1,438    1,288    1,160     983      905      812

Income before provision
  for income taxes            $ 1,887    1,676    1,448    1,299    1,246    1,157    1,046      959     848      782      707

Net income                    $ 1,224    1,083      959      860      802      727      646      549 *   480      433      389

Cash provided by
  operations                  $ 1,926    1,680    1,426    1,423    1,301    1,246    1,177    1,051     852      813      701


Financial position at year end

  Net property and
    equipment                 $11,328   10,081    9,597    9,559    9,047    7,758    6,800    5,820   4,878    4,164    3,521

  Total assets                $13,592   12,035   11,681   11,349   10,668    9,175    8,159    6,982   5,969    5,043    4,230

  Long-term debt              $ 2,935    3,489    3,176    4,267    4,429    3,902    3,111    2,685   2,131    1,638    1,268

  Total shareholders'
    equity                    $ 6,885    6,274    5,892    4,835    4,182    3,550    3,413    2,917   2,506    2,245    2,009


Per common share**

  Net income                  $  1.68     1.45     1.30     1.17     1.10      .97      .86      .72 *   .62      .55      .49

  Dividends declared          $   .23      .21      .20      .18      .17      .15      .14      .12     .11      .10      .08

  Total shareholders'
    equity at year end        $  9.20     8.12     7.39     6.73     5.82     4.90     4.55     3.86    3.22     2.84     2.47

  Market price at
    year end                  $29 1/4   28 1/2   24 3/8       19   14 1/2   17 1/4       12       11  10 1/8        9    5 3/4


Systemwide restaurants
  at year end                  15,205   13,993   13,093   12,418   11,803   11,162   10,513    9,911   9,410    8,901    8,304

  Operated by franchisees      10,458    9,832    9,237    8,735    8,131    7,573    7,110    6,760   6,406    6,150    5,724

  Operated by the Company       3,083    2,699    2,551    2,547    2,643    2,691    2,600    2,399   2,301    2,165    2,053

  Operated by affiliates        1,664    1,462    1,305    1,136    1,029      898      803      752     703      586      527

  U.S.                          9,744    9,283    8,959    8,764    8,576    8,270    7,907    7,567   7,272    6,972    6,595

  Outside of the U.S.           5,461    4,710    4,134    3,654    3,227    2,892    2,606    2,344   2,138    1,929    1,709

Number of countries at
  year end                         79       70       65       59       53       51       50       47      46       42       36



* Before the cumulative prior years' benefit from the change in accounting for income taxes.
**Restated for two-for-one common stock split in June 1994.
/TABLE

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CONSOLIDATED OPERATING RESULTS
     -----------------------------------------------------------------------
     INCREASES (DECREASES) IN OPERATING RESULTS OVER PRIOR YEAR
     -----------------------------------------------------------------------
     (Dollars rounded to millions,              1994                1993
     except per common share data)        Amount      %       Amount      %
     -----------------------------------------------------------------------
     SYSTEMWIDE SALES                     $2,401     10%      $1,702      8%
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                        $  636     12       $   55      1
     Revenues from franchised
       restaurants                           277     12          220     11
     -----------------------------------------------------------------------
           TOTAL REVENUES                    913     12          275      4
     -----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants            481     12           38      1
     Franchised restaurants                   55     14           32      9
     General, administrative
       and selling expenses                  142     15           81      9
     Other operating (income)
       expense--net                          (22)    35            2     (3)
     -----------------------------------------------------------------------
     TOTAL OPERATING COSTS
     AND EXPENSES                            656     12          153      3
     -----------------------------------------------------------------------
     OPERATING INCOME                        257     13          122      7
     -----------------------------------------------------------------------
     Interest expense                        (10)    (3)         (58)   (15)
     Nonoperating income
       (expense)--net                        (56)    NM           48     NM
     -----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                          211     13          228     16
     -----------------------------------------------------------------------
     Provision for income taxes               69     12          104     21
     -----------------------------------------------------------------------
     NET INCOME                          $   142     13      $   124     13
     =======================================================================
     NET INCOME PER COMMON SHARE*        $   .23     16      $   .16     12
     -----------------------------------------------------------------------

     NM - Not Meaningful
     * Restated for two-for-one common stock split in June 1994.

     SYSTEMWIDE SALES AND RESTAURANTS
     Systemwide sales are comprised of sales by restaurants operated by the Company, franchisees and affiliates operating under joint-venture agreements between McDonald's and local businesspeople. The 1994 increase was due to expansion, higher sales at existing restaurants and stronger foreign currencies, negatively affected in part by severe weather conditions worldwide in early 1994. The 1993 increase was due to expansion and higher sales at existing restaurants, offset in part by weaker foreign currencies and one less day in 1993 since 1992 was a leap year. Sales by Company-operated restaurants grew at a faster rate than Systemwide sales in 1994 because Company-operated expansion advanced at a faster rate than Systemwide expansion. Sales by Company-operated restaurants grew at a slower rate than Systemwide sales in 1993 because weaker foreign currencies had a greater impact on sales by Company-operated restaurants than on Systemwide sales, and because of a greater number of franchised restaurants resulting from expansion.
       Average sales by restaurants open at least one year (excluding satellites) were $1,800,000 in 1994, $32,000 above 1993. Average sales in both the U.S. and outside of the U.S. improved through the emphasis on value and customer satisfaction.
       Expansion continued at an accelerated pace as 1,212 restaurants (excluding satellites) were added in 1994, compared with 900 in 1993 and 675 in 1992. Restaurants opened during the year (excluding satellites) contributed $799 million to Systemwide sales in 1994, $572 million in 1993 and $478 million in 1992. McDonald's plans to add between 1,200 and 1,500 restaurants (excluding satellites) around the world in 1995 and in each of the next several years. The mix of net additions remains at one-third in the U.S. and two-thirds outside of the U.S.
       Our global expansion plan also includes satellites -- foodservice facilities that leverage the infrastructure of existing restaurants by using their storage capability and inventory, and by drawing on their management talent and labor pool. During 1994, 575 satellites were added around the world; we expect to open approximately 1,000 satellites in 1995. The consolidated financial statements reflect the operating results of satellites on the same basis as traditional restaurants; the results of satellites operated by the Company are included in sales by and costs of Company-operated restaurants, while those operated by franchisees are included in revenues from and costs of franchised restaurants. Satellites in operation contributed $150 million to Systemwide sales in 1994. The operating results of satellites were immaterial to consolidated operating results.

     TOTAL REVENUES
     Total revenues consist of sales by Company-operated restaurants, and fees from restaurants operated by franchisees and affiliates based upon a percent of sales with specified minimum payments. The minimum fee is comprised of both a rent and service fee amount at a combined rate of approximately 12.5% of sales for new U.S. franchise arrangements. Prior to 1994 and since 1987, the minimum fee generally was a combined 12.0% for both rent and service fees. Higher fees are charged for sites that require a higher investment on the part of the Company. Fees paid by franchisees outside of the U.S. vary according to local business conditions. These fees, together with occupancy and operating rights, are stipulated in franchise arrangements that generally have 20-year terms, and provide a stable, predictable revenue flow to the Company.
       Revenues grow as locations are added and as sales build in existing locations. Menu price adjustments affect revenues as well as sales; however, due to different pricing structures, new products, promotions, and product mix variations among markets, it is impractical to quantify the impact of menu price adjustments for the System as a whole.
       The rate of increase in total revenues in 1994 was greater than the rate of increase in Systemwide sales due to strong global operating results and an increase in the Company-operated restaurant base through expansion and changes in ownership. The rate of increase in total revenues in 1993 was lower than the rate of increase in Systemwide sales due to weaker foreign currencies which had a greater impact on revenues than on Systemwide sales, and because of a greater number of franchised restaurants resulting from expansion.
       Growth rates in sales by Company-operated restaurants and revenues from franchised restaurants varied in 1993 because of expansion and changes in ownership and because sales by Company-operated restaurants were impacted to a greater degree by changing foreign currencies than were revenues. In 1994, about 56% of sales by Company-operated restaurants and 37% of revenues from franchised restaurants were outside of the U.S., compared with 53% and 33%, respectively, in 1993.

     RESTAURANT MARGINS
     Company-operated margins were 19.8% of sales in 1994, compared with 19.2% in 1993 and 19.1% in 1992. In 1994, as a percent of sales, food and paper, and occupancy and other operating costs declined, while payroll costs increased. In 1993, as a percent of sales, food and paper costs rose, while occupancy, other operating and payroll costs declined.
       Franchised margins comprised about two-thirds of the combined operating margins. Consolidated franchised margins were 82.8% of applicable revenues in 1994, compared with 83.1% in 1993 and 82.8% in 1992. The 1994 decrease reflected a higher proportion of leased sites resulting from accelerated expansion and satellite development, as financing costs embedded in operating leases were included in rent expense which does not occur if a site is owned.
       Franchised margins include revenues and expenses associated with restaurants operating under business facilities lease arrangements. Under these arrangements, the Company leases the businesses -- including equipment -- to franchisees who have options to purchase the businesses. While higher fees are charged under these arrangements, margins are generally lower because of equipment depreciation. When these purchase options are exercised, resulting gains compensate the Company for lower margins prior to exercise and are included in other operating (income) expense--net. At year-end 1994, 476 restaurants were operating under such arrangements, compared with 544 and 583 at year-end 1993 and 1992, respectively.

     GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
     The 1994 increase was primarily due to strategic global investment spending to support expansion and value, and a one-time, noncash $15 million charge related to the early implementation of a new accounting rule regarding the timing of expensing advertising production costs. The 1993 increase was primarily due to higher employee costs associated with expansion and key priorities, partially offset by weaker foreign currencies. These expenses as a percent of Systemwide sales have remained relatively constant over the past five years, and were 4.2% in 1994 and 4.0% in 1993.

     OTHER OPERATING (INCOME) EXPENSE--NET
     This category is comprised of transactions which relate to franchising and the foodservice business such as gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, and net gains or losses from property dispositions. The 1994 income increase reflected higher gains on sales of restaurant businesses and higher income from affiliates, offset in part by higher losses on property dispositions. The 1993 and 1992 amounts were relatively constant, reflecting greater income from affiliates and gains on sales of restaurant businesses in 1993, and by the favorable settlement of a sales tax case in Brazil in 1992.
       Gains on sales of restaurant businesses include gains from exercises of purchase options by franchisees operating under business facilities lease arrangements and from sales of Company-operated restaurants. As a franchisor, McDonald's purchases and sells businesses in transactions with franchisees and affiliates in an ongoing effort to achieve the optimal ownership mix in each market. These transactions and resulting gains are integral to franchising and as such, are appropriately recorded in operating income.
       Equity in earnings of unconsolidated affiliates is reported after interest expense and income taxes, except for U.S. partnerships which are reported before income taxes. The Company actively participates in, but does not control, these businesses.
       Net gains or losses from property dispositions result from disposals of excess properties through closings, relocations and other transactions.

     OPERATING INCOME
     The 1994 and 1993 increases reflected higher combined operating margins, partially offset by higher general, administrative and selling expenses. Additionally, 1994 was positively impacted by higher other operating income and stronger foreign currencies, while 1993 was negatively impacted by weaker foreign currencies.

     INTEREST EXPENSE
     The 1994 decrease was primarily due to lower average interest rates, partially offset by higher debt levels and stronger foreign currencies. The 1993 decrease was primarily due to lower average debt balances, lower average interest rates and weaker foreign currencies.

     NONOPERATING INCOME (EXPENSE)--NET
     This category includes interest income, gains and losses related to investments and financings, as well as miscellaneous income and expense. Higher translation losses, principally from Mexico and Brazil, losses on investments and higher minority interest charges impacted 1994. Also contributing to the year-over-year change were gains on debt extinguishments and higher interest income in 1993. The 1993 increase reflected $9 million in gains related to debt extinguishments in 1993 and $29 million in charges related to various early redemptions of high-coupon, U.S. Dollar debt in 1992.

     PROVISION FOR INCOME TAXES
     The effective tax rate was 35.1% in 1994, compared with 35.4% in 1993 and 33.8% in 1992. The 1993 increase was primarily the result of new U.S. tax legislation enacted that year, which negatively impacted the provision by approximately $20 million. Of this amount, nearly $14 million was attributable to a one-time, noncash revaluation of deferred tax liabilities. The Company expects its 1995 effective income tax rate to be between 35.0% and 35.5%.
       Consolidated net deferred tax liabilities included tax assets of $233 million in 1994, net of valuation allowance, and $148 million in 1993. Substantially all of the tax assets arose in the U.S. and other profitable markets, the majority of which is expected to be realized in future U.S. income tax returns.

     NET INCOME AND NET INCOME PER COMMON SHARE
     Net income and net income per common share increased 13% and 16%, respectively, in 1994. The spreads between the percent increases in net income and net income per common share reflected the impact of share repurchase. Net income and net income per common share increased 13% and 12%, respectively, in 1993. These increases were negatively affected by weaker foreign currencies and new U.S. tax legislation.

     IMPACT OF CHANGING FOREIGN CURRENCIES
     Changing foreign currencies affect reported results. McDonald's lessens short-term cash exposures principally by purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows. In 1994, stronger foreign currencies positively contributed to operating income, but their impact on interest expense and higher translation losses in Latin America more than offset this benefit, resulting in a reduction in net income. Weaker foreign currencies had a significant negative impact on 1993 results. Further discussion of our management of changing foreign currencies is on pages 26 through 29 in the commentary on financings and total shareholders' equity.

     -----------------------------------------------------------------------
     (Dollars in millions)             As reported              As adjusted*
     -----------------------------------------------------------------------
                                                     1994
     -----------------------------------------------------------------------
     Systemwide sales            $25,987         10%      $25,715         9%
     Revenues                      8,321         12         8,268        12
     Operating income              2,241         13         2,226        12
     Net income                    1,224         13         1,233        14
     -----------------------------------------------------------------------
                                                     1993
     -----------------------------------------------------------------------
     Systemwide sales             23,587          8        23,993        10
     Revenues                      7,408          4         7,721         8
     Operating income              1,984          7         2,051        10
     Net income                    1,083         13         1,114        16
     -----------------------------------------------------------------------
     *If exchange rates remained constant year-over-year.

     ------------------------------------------------------------------------
     U.S. OPERATIONS
     ------------------------------------------------------------------------

     SALES
     The 1994 and 1993 increases were due to expansion and higher sales at existing restaurants. Positive comparable sales were achieved in 1994 through an emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program; as well as through promotions run during the year in the form of the NBA cup highlighting large sandwiches, the Flintstones movie tie-in featuring the McRib Grand Poobah Meal and a set of four Bedrock mugs, the Dream Team II collector cup, the Music Event offering four artist collections with the purchase of a large sandwich or Extra Value Meal, and the Holiday Video offering of four videotapes.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
     (In millions of dollars)   1994      1993      1992       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees $11,965   $11,435   $10,615   $ 9,077    $6,166
     Operated by the Company   2,550     2,420     2,353     2,728     1,856
     Operated by affiliates      426       331       275       207        49
     ------------------------------------------------------------------------
     U.S. sales              $14,941   $14,186   $13,243   $12,012    $8,071
     ========================================================================

     RESTAURANTS
     There were 461 restaurants added in the U.S. in 1994, representing 38% of Systemwide additions, compared with 324 and 36% in 1993, and 363 and 56% five years ago. In addition, 494 U.S. satellites were operating at year-end 1994, compared with 114 at year-end 1993. McDonald's expects to maintain the current level of U.S. expansion in 1995 and in each of the next several years by adding between 400 and 500 restaurants each year, exclusive of satellites.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
                                1994      1993      1992       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees   7,849     7,628     7,375     6,374     5,073
     Operated by the Company   1,546     1,433     1,395     1,751     1,481
     Operated by affiliates      349       222       189       145        41
     ------------------------------------------------------------------------
     U.S. restaurants          9,744     9,283     8,959     8,270     6,595
     ========================================================================

       Restaurants operated by franchisees and affiliates represented 84% of U.S. restaurants at year-end 1994, compared with 85% at year-end 1993 and 79% five years ago. During the period 1989 through 1991, the Company franchised certain restaurants it previously operated because entrepreneurial owners with an equity stake in the business improved operations, sales and profits as well as consolidated profits. Since 1990, we have continued to make operational improvements and reduce operating and development costs; as a result, over the past several years, our base of restaurants has grown at a faster rate.

     OPERATING RESULTS
     ------------------------------------------------------------------------
     (In millions of dollars)   1994      1993      1992      1991      1990
     ------------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants     $2,550    $2,420    $2,353    $2,410    $2,655
     Revenues from
     franchised restaurants    1,606     1,511     1,396     1,300     1,216
     ------------------------------------------------------------------------
            TOTAL REVENUES     4,156     3,931     3,749     3,710     3,871
     ------------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants               2,066     1,977     1,920     2,000     2,221
     Franchised restaurants      270       247       235       217       202
     General, administrative
     and selling expenses        714       638       566       549       511
     Other operating (income)
     expense--net                (25)      (18)      (13)      (56)      (49)
     ------------------------------------------------------------------------
           TOTAL OPERATING
           COSTS AND EXPENSES  3,025     2,844     2,708     2,710     2,885
     ------------------------------------------------------------------------
     U.S. OPERATING INCOME    $1,131    $1,087    $1,041    $1,000    $  986
     ========================================================================

     U.S. revenues were positively impacted by strong sales and expansion in 1994 and 1993, and negatively affected in 1992, 1991 and 1990 by the franchising of certain Company-operated restaurant businesses.
       U.S. Company-operated margins increased $42 million or 9% in 1994, reflecting sales improvement and growth in the number of Company-operated restaurants. These margins were 19.0% of sales in 1994, compared with 18.3% in 1993 and 18.4% in 1992. In 1994, the margin benefited from lower commodity costs and improvements in processing for beef. U.S. franchised margins rose $71 million or 6% in 1994. These margins were 83.2% of applicable revenues in 1994, compared with 83.6% in 1993 and 83.2% in 1992. Franchised margins as a percent of revenues decreased in 1994 because rent expense grew at a faster rate than revenues, resulting from a higher proportion of leased openings.
       While it is difficult to assess potential effects of federal and state legislation in the U.S. that may impact the industry, the Company believes it can maintain operating margins within the historical range of the past ten years by continuing to build sales and reduce costs.

     U.S. operating income rose $43 million or 4% in 1994, and was 50% of consolidated operating income, compared with 55% in 1993. The 1994 and 1993 increases resulted primarily from higher combined operating margins, partially offset by higher general, administrative and selling expenses in the form of higher employee costs, other expenditures to support our global strategies and a one-time $12 million charge related to the implementation of the new accounting rule for advertising costs in 1994. Without this charge, U.S. operating income would have grown by 5% in 1994. Operating income included $366 million of depreciation and amortization in 1994, compared with $348 million in 1993 and $330 million in 1992.
       While the U.S. market remains highly competitive, McDonald's is confident of continued growth through a greater emphasis on value and customer satisfaction, and through expansion.

     ASSETS AND CAPITAL EXPENDITURES

     -------------------------------------------------------------------------
     (In millions of dollars)    1994      1993      1992      1991      1990
     -------------------------------------------------------------------------
     New restaurants           $  472    $  332    $  196    $  214    $  446
     Existing restaurants         125       122       125       151       249
     Other properties             113       130        76        45        51
     -------------------------------------------------------------------------
     U.S. capital expenditures $  710    $  584    $  397    $  410    $  746
     =========================================================================
     U.S. assets               $6,683    $6,385    $6,410    $6,154    $6,060
     -------------------------------------------------------------------------

     U.S. assets increased $297 million or 5% in 1994, driven by higher expenditures for restaurant property and buildings resulting from expansion. At year-end 1994, 49% of consolidated assets were located in the U.S., compared with 53% at year-end 1993. Capital expenditures rose $126 million or 22% in 1994, and represented 46% of consolidated capital expenditures, compared with 55% five years ago. These amounts excluded expenditures made by franchisees such as their initial investments in equipment, signs, seating and decor, as well as long-term, ongoing reinvestment in their businesses. New restaurant expenditures grew $140 million or 42% because of accelerated expansion, tempered by lower average development costs, and included $41 million related to satellite development.
       Expenditures for existing restaurants included modifications to achieve higher levels of customer satisfaction and implementation of technology to improve service and food quality. The decline since 1990 reflected cost reduction efforts and aggressive reinvestment in prior years. Rebuilding and relocating restaurants has generated additional sales, reflecting our ability to adjust to changing demographics, traffic patterns and market opportunities. More than $40 million were spent for these investments in 1994, and $249 million over the past five years.

     -------------------------------------------------------------------------
     (In thousands of dollars)   1994      1993      1992      1991      1990
     -------------------------------------------------------------------------
     Land                      $  317    $  328    $  361    $  433    $  433
     Building                     483       482       515       608       720
     Equipment                    295       317       361       362       403
     -------------------------------------------------------------------------
     U.S. average
     development costs         $1,095    $1,127    $1,237    $1,403    $1,556
     =========================================================================

       Average development costs have steadily decreased since 1990 due to efforts to optimize building designs and standardize development. Average land costs declined as a result of the increase in low-cost building designs, which utilize smaller land parcels. Average building costs remained relatively flat reflecting the benefits of these building designs and construction efficiencies. Low-cost building designs comprised nearly 83% of 1994 openings compared with 80% in 1993. Average equipment costs decreased due to standardization and global sourcing. McDonald's intends to pursue ongoing development cost reductions by taking further advantage of standardization, global sourcing and economies of scale.
       These lower-cost, lower-volume building designs allow us to profitably expand into more locations. This is consistent with McDonald's goal of increasing market share with greater marketwide presence around the world.
       The Company continues to emphasize restaurant property ownership, because real estate ownership yields long-term benefits, including the ability to fix occupancy costs. However, most satellites are leased locations. In addition to purchasing new properties, the Company acquires previously leased properties and owned 69% of U.S. sites at year-end 1994, the same as five years ago.

     ----------------------------------------------------------------------
     OPERATIONS OUTSIDE OF THE U.S.
     ----------------------------------------------------------------------

     SALES
     Sales outside of the U.S. rose 18% in 1994 due to expansion, higher sales at existing restaurants as comparable sales on a local currency basis were positive, and stronger foreign currencies. The 1993 increase was negatively impacted by weaker foreign currencies, most notably the European currencies, as well as the Canadian and Australian Dollars. Strong operating results have been achieved in the past several years despite weak economies in several countries, particularly Canada, England and Japan.

     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
     (In millions of dollars)     1994     1993     1992      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees   $ 5,182   $4,321   $3,859   $2,142   $  748
     Operated by the Company     3,242    2,737    2,750    1,873      682
     Operated by affiliates      2,622    2,343    2,033    1,306      506
     ----------------------------------------------------------------------
     Sales outside of the U.S. $11,046   $9,401   $8,642   $5,321   $1,936
     ======================================================================

       Although many European economies were weak over the past 18 months, McDonald's markets generally performed well. Throughout 1994, comparable sales in France and Germany were not as strong as in prior years because of the economy, unusually hot weather in the summer, and World Cup Soccer. Yet, growth and profitability in both markets were very good. Pacific sales were strong with the exception of our joint venture in Japan, which has been affected by a weak economy. Transaction counts and profits were up in Japan, but sales trends had not fundamentally improved. Business in Canada continued to improve, despite a weak economy. Latin American economies have been weak, but our business there has been quite good, particularly in Brazil, since the mid-year economic reforms. Results in Mexico in 1994 were impacted by the continuing sluggish economy and in December, by the devaluation of the Mexican peso. We expect this impact to continue into 1995.
       In 1994, many markets delivered excellent sales growth on a local currency basis: Argentina, Australia, Austria, Belgium, Brazil, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Hungary, Ireland, Italy, Malaysia, Netherlands, New Zealand, Norway, Panama, Philippines, Puerto Rico, Scotland, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey and Wales.

     RESTAURANTS
     During the past five years, 66% of Systemwide additions have been outside of the U.S. Of the 751 restaurants added in 1994, 51% were in the six largest markets, compared with 54% in 1993 and 57% in 1992.
     This continued relative decline is indicative of the growing importance of emerging markets. McDonald's expects to boost expansion outside of the U.S. in 1995 and in each of the next several years by adding between 800 and 1,000 restaurants, exclusive of satellites.

     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
                                  1994     1993     1992      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees     2,609    2,204    1,862    1,199      651
     Operated by the Company     1,537    1,266    1,156      940      572
     Operated by affiliates      1,315    1,240    1,116      753      486
     ----------------------------------------------------------------------
     Restaurants outside of
     the U.S.                    5,461    4,710    4,134    2,892    1,709
     ======================================================================
       About 79% of Company-operated restaurants outside of the U.S. were in England, Canada, Germany, Australia, Taiwan, Hong Kong and France. About 68% of franchised restaurants outside of the U.S. were in Canada, Germany, Australia, France, Japan and the Netherlands. About 65% of the restaurants operated by affiliates were located in Japan.

     OPERATING RESULTS
     -----------------------------------------------------------------------
     (In millions of dollars)  1994      1993      1992      1991      1990
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants    $3,242    $2,737    $2,750    $2,499    $2,364
     Revenues from
     franchised restaurants     923       740       634       486       405
     -----------------------------------------------------------------------
          TOTAL REVENUES      4,165     3,477     3,384     2,985     2,769
     -----------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants              2,579     2,188     2,206     2,029     1,915
     Franchised restaurants     165       133       114        90        77
     General, administrative
     and selling expenses       369       303       295       246       213
     Other operating (income)
     expense--net               (59)      (44)      (51)      (58)      (46)
     -----------------------------------------------------------------------
          TOTAL OPERATING
          COSTS AND EXPENSES  3,054     2,580     2,564     2,307     2,159
     -----------------------------------------------------------------------
     OPERATING INCOME
     OUTSIDE OF THE U.S.     $1,111    $  897    $  820    $  678    $  610
     =======================================================================

       The 1994 and 1993 revenue and operating income increases reflected expansion and higher combined operating margins, partially offset by higher general, administrative and selling expenses. Changing foreign currencies had a positive effect in 1994 and a negative effect in 1993; higher other operating income helped 1994.
       Company-operated margins remained strong, increasing $114 million or 21% in 1994. These margins improved to 20.5% of sales in 1994, compared with 20.1% in 1993 and 19.8% in 1992. Franchised margins grew $151 million or 25% in 1994. These margins were 82.1% of applicable revenues in 1994, compared with 82.0% in 1993 and 82.1% in 1992.

       The 1994 and 1993 increases in general, administrative and selling expenses were primarily due to higher employee costs associated with expansion.
       The 1994 increase in other operating income was primarily due to gains on sales of restaurant businesses, greater affiliate earnings from Japan and other markets, and gains resulting from property dispositions. Other operating income decreased in 1993 due to the favorable settlement of a sales tax case in Brazil in 1992, offset somewhat by 1993 increases in gains on sales of restaurant businesses and greater affiliate earnings.
       Operations outside of the U.S. continued to contribute greater amounts to consolidated results as shown below:
     ---------------------------------------------------------------------
     (As a percent of consolidated)   1994    1993   1992    1991   1990
     ---------------------------------------------------------------------
     Systemwide sales                   43      40     39      37     35
     Total revenues                     50      47     47      45     42
     Operating income                   50      45     44      40     38
     Operating margins
       Company-operated                 58      55     56      53     51
       Franchised                       36      32     31      27     24
     Systemwide restaurants             36      34     32      29     27
     Assets                             51      47     45      46     43
     ---------------------------------------------------------------------

       The Europe/Africa/Middle East segment accounted for 63% of revenues and 61% of operating income outside of the U.S. in 1994, growing $369 and $124 million, respectively. Germany, England and France accounted for 82% of this segment's operating income, compared with 85% in 1993.
     The 1994 increases were primarily due to strong operating results in these countries, as well as many emerging markets. The 1993 increases were primarily due to strong operating results in Germany and France, as well as many emerging markets, offset by weaker foreign currencies; England's operating income was significantly impacted by the weaker currency.
       Asia/Pacific revenues grew $236 million and operating income increased $52 million in 1994; 87% of operating income was contributed by Australia, Japan, Hong Kong and Taiwan. The 1994 and 1993 increases were attributable to expansion and developing economies in many markets, with the exception of our affiliate in Japan which continued to suffer from a weak economy. The change in ownership of Taiwan from an affiliate to a wholly-owned subsidiary was also a benefit in 1994.

       Canadian revenues decreased $12 million in 1994 due to the negative impact of the weaker currency; revenues would have increased $21 million in 1994 if the exchange rate had remained at its 1993 level. Operating income increased $6 million because of lower operating costs and higher gains on sales of restaurant businesses, partially offset by the weaker currency.
       Latin American revenues grew $95 million, while operating income increased $32 million in 1994. The 1994 increases in revenues and operating income were primarily a function of expansion, as well as a strengthening of the Brazilian market since the mid-year economic reforms. However, operating income in Mexico was down because of the economy and peso devaluation. The 1993 increase in revenues was primarily a function of expansion, while the decrease in operating income reflected the favorable settlement of a sales tax case in Brazil in 1992, partially offset by better results in Argentina in 1993. Brazil was also affected by a weak economy in 1993 and 1992.

     ASSETS AND CAPITAL EXPENDITURES
     Assets outside of the U.S. rose $1.3 billion or 22% in 1994 due to expansion and stronger foreign currencies. At year-end 1994, about 51% of consolidated assets were located outside of the U.S.; 60% of these assets were located in England, Germany, France, Australia and Canada.

     -----------------------------------------------------------------------
     (In millions of dollars)  1994      1993      1992      1991      1990
     -----------------------------------------------------------------------
     New restaurants         $  723    $  609    $  603    $  612    $  639
     Existing restaurants        87        94        91        94       126
     Other properties            34        55        47        39        74
     -----------------------------------------------------------------------
     Capital expenditures
     outside of the U.S.     $  844    $  758    $  741    $  745    $  839
     =======================================================================
     Assets outside of
     the U.S.                $6,909    $5,650    $5,271    $5,195    $4,608
     -----------------------------------------------------------------------

       In the past five years, nearly $3.9 billion were invested outside of the U.S.; in 1994, capital expenditures rose in all geographic segments. Approximately 70% of capital expenditures outside of the U.S. were invested in Europe -- principally in Germany, France and England.
       In general, average development costs for new restaurants for the five largest, majority-owned markets -- Australia, Canada, England, France and Germany -- were nearly double the U.S. average; such costs accommodate higher sales volumes and transaction counts. Since 1991, average development costs have decreased due to construction and design efficiencies, standardization, global sourcing and changes in the mix of openings.
       These lower-cost, lower-volume building designs allow us to profitably expand into more locations. This is consistent with McDonald's goal of increasing market share with greater marketwide presence around the world.

       Expenditures for existing restaurants included seating and decor upgrades, and equipment required for new products and operating efficiencies. The majority of these expenditures were in Europe. Expenditures for other properties were principally for office facilities.
       As in the U.S., business outside of the U.S. emphasizes restaurant property ownership. However, various laws and regulations make property acquisition and ownership much more difficult than in the U.S. Ownership is obtained when practical; otherwise, long-term leases are a viable alternative. In addition, certain markets have laws and customs that offer stronger tenancy rights than are available in the U.S. The Company and affiliates owned 36% of sites outside of the U.S. at year-end 1994, compared with 35% five years ago.
       Capital expenditures made by affiliates -- which were not included in consolidated amounts -- were $203 million in 1994, compared with $207 million in 1993. The majority of 1994 expenditures were for development in Japan, Argentina, Sweden and Singapore.

     -----------------------------------------------------------------------
     FINANCIAL POSITION
     -----------------------------------------------------------------------

     TOTAL ASSETS AND CAPITAL EXPENDITURES
     Total assets grew approximately $1.6 billion or 13% in 1994; net property and equipment represented 83% of total assets and rose $1.2 billion. Capital expenditures increased $213 million or 16%, reflecting higher expansion, partially offset by lower average development costs and stronger foreign currencies.

     CASH PROVIDED BY OPERATIONS
     Cash provided by operations increased $246 million or 15% in 1994. Together with other sources of cash such as borrowings, cash provided by operations was used principally for capital expenditures, debt repayments, share repurchase and dividends. For the fourth straight year, cash provided by operations exceeded capital expenditures.
       While cash generated is significant relative to cash required, the Company also has the ability to meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, a relatively low current ratio has been purposefully maintained; it was .30 at year-end 1994.
       The Company believes that cash flow measures are meaningful indicators of growth and financial strength, when evaluated in the context of absolute dollars, uses and consistency. Over the past five years, cash flow coverage has improved significantly. Cash provided by operations is expected to cover capital expenditures over the next several years, even as expansion continues to accelerate.

     -----------------------------------------------------------------------
     (Dollars in millions)          1994    1993     1992     1991     1990
     -----------------------------------------------------------------------
     Cash provided by
     operations                   $1,926  $1,680   $1,426   $1,423   $1,301
     Cash provided by operations
     less capital expenditures    $  388  $  363   $  339   $  294   $ (270)
     Cash provided by operations
     as a percent of capital
     expenditures                    125     128      131      126       83
     Cash provided by operations
     as a percent of average
     total debt                       48      44       33       31       29
     -----------------------------------------------------------------------

     FINANCINGS
     The Company strives to minimize interest expense and the impact of changing foreign currencies while maintaining the capacity to meet increasing growth requirements. To accomplish these objectives, McDonald's generally finances long-term assets with long-term debt in the currencies in which the assets are denominated, while remaining flexible to take advantage of changing foreign currencies and interest rates.

       Over the years, major capital markets and various techniques have been utilized to meet financing requirements and reduce interest expense. Currency exchange agreements have been employed in conjunction with borrowings to obtain desired currencies at attractive rates. Interest-rate exchange agreements have been used to effectively convert fixed-rate to floating-rate debt, or vice versa. Foreign-denominated debt has been used to lessen the impact of changing foreign currencies on net income and shareholders' equity. Total foreign-denominated debt, including the effects of currency exchange agreements, was $4.0 and $3.1 billion at year-end 1994 and 1993, respectively.


     -----------------------------------------------------------------------
                                    1994    1993     1992     1991     1990
     -----------------------------------------------------------------------
     Fixed-rate debt as a percent
     of total debt at year end        64      77       75       78       78
     Weighted average annual
     interest rate                   8.4     9.1      9.3      9.4      9.4
     Foreign-denominated debt
     as a percent of total debt
     at year end                      92      86       72       61       60
     Total debt as a percent of
     total capitalization (total
     debt and total shareholders'
     equity)                          39      37       40       49       53
     -----------------------------------------------------------------------

       The Company manages its debt portfolio in order to respond to changes in interest rates and foreign currencies and accordingly, periodically retires, redeems, and repurchases debt; terminates exchange agreements; and uses derivatives. While changing foreign currencies affect reported results, the Company actively hedges seven foreign currencies -- Japanese Yen, Deutsche Mark, French Franc, British Pound Sterling, Australian Dollar, Canadian Dollar and Swiss Franc -- to minimize the cash exposure of royalty and other payments received in the U.S. in local currencies.

          The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue financial instruments for trading purposes; all exchange agreements are over-the-counter instruments. McDonald's restaurants also primarily purchase goods and services in local currencies resulting in natural hedges. McDonald's typically finances in local currencies creating economic hedges; and the Company's exposure is diversified within a basket of currencies, as opposed to one or several. The Company's largest net asset exposures (defined as total assets less foreign-denominated liabilities) by foreign currency were as follows:

     ----------------------------------------------------------------------
     (In millions of dollars)                   December 31, 1994      1993
     ----------------------------------------------------------------------
     British Pounds Sterling                                 $330      $324
     Canadian Dollars                                         311       276
     Australian Dollars                                       212       152
     French Francs                                             99        81
     Austrian Schillings                                       84        63
     ----------------------------------------------------------------------


       Moody's and Standard & Poor's have rated McDonald's debt Aa2 and
     AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990, and currently rates it AA+. At the present time, these strong ratings are important to us in the context of our global development plans. The Company has not experienced, nor does it expect to experience, difficulty in obtaining financing or in refinancing existing debt. At year-end 1994, the Company and its subsidiaries had $1.7 billion available under line of credit agreements and $585 million under previously filed shelf registrations available for future debt issuance.
       Although McDonald's prefers to own real estate, leases are an alternative financing method. As in the past, some new properties will be leased. Such leases frequently include renewal and/or purchase options. In the past five years, McDonald's has leased properties related to 40% of U.S. openings (excluding satellites) and 64% of openings outside of the U.S. (excluding satellites).
       Since 1990, the Company has improved its balance sheet by reducing leverage while simultaneously increasing expansion and repurchasing shares.

     TOTAL SHAREHOLDERS' EQUITY
     Total shareholders' equity rose $611 million or 10% in 1994, representing 51% of total assets at year-end 1994. One technique used to enhance common shareholder value is to repurchase shares with our excess cash flow or debt capacity, while maintaining a strong equity base for future expansion. At year-end 1994, the market value of shares repurchased and recorded as common stock in treasury was $4.0 billion, compared to their cost of $2.4 billion.

       In conjunction with efforts to enhance common shareholder value, the Company repurchased about $500 million of its common stock in 1994, representing half of the three-year $1.0 billion program announced in January 1994. In 1993, the Company completed a $700 million common share repurchase program begun in 1992. In 1992, in order to lower the cost of equity capital, the Company issued $500 million of Series E 7.72% Cumulative Preferred Stock; at the same time, the Board of Directors authorized a $500 million common share repurchase program. Subsequently, the Board authorized an additional $200 million expenditure for share repurchase in 1993.
       Stronger foreign currencies added $77 million to shareholders' equity in 1994. At year-end 1994, foreign-denominated assets not entirely financed with related foreign-denominated debt were principally located in England, Canada, Australia, France and Austria. At year-end 1994, assets in hyperinflationary markets and in Mexico were principally financed in U.S. Dollars.

     RETURNS
     Return on average assets is computed using operating income. Net income, less preferred stock dividends (net of tax in 1994, 1993 and 1992), is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.


     ----------------------------------------------------------------------
                                    1994    1993     1992     1991     1990
     ----------------------------------------------------------------------
     Return on average assets       17.6    17.0     16.4     15.7     16.3
     Return on average common
       equity                       19.4    19.0     18.2     19.1     20.7
     ----------------------------------------------------------------------

       The improvements in return on average assets since 1991 reflected better global operating results and a slower rate of asset growth. The 1994 and 1993 improvements in return on average common equity reflected higher levels of share repurchase, whereas declines in 1992 and 1991 resulted from lower levels of share repurchase as excess cash flow was used to reduce debt.

     EFFECTS OF CHANGING PRICES--INFLATION
     McDonald's has demonstrated an ability to manage inflationary cost increases effectively. Rapid inventory turnover, ability to adjust prices, cost controls and substantial property holdings -- many of which are at fixed costs and partially financed by debt made cheaper by inflation -- have enabled McDonald's to mitigate the effects of inflation. In hyperinflationary markets, menu board prices typically are adjusted to keep pace, thereby mitigating the effect on reported results.

     Item 8.   Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                 Reference
                                                                 ---------

     Management's report                                             31

     Report of independent auditors                                  32

     Consolidated statement of income
       for each of the three years in the
       period ended December 31, 1994                                33

     Consolidated balance sheet
       at December 31, 1994 and 1993                                 34

     Consolidated statement of cash flows
       for each of the three years in the
       period ended December 31, 1994                                35

     Consolidated statement of shareholders'
       equity for each of the three years in
       the period ended December 31, 1994                            36

     Notes to consolidated financial statements
       (Financial comments)                                        37-54

     Quarterly results (unaudited)                                   55

     MANAGEMENT'S REPORT

     Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Financial Comments appearing in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's judgment and best estimates. Other financial information presented in the annual report is consistent with the financial statements.
       The Company maintains a system of internal control over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures which are communicated throughout the Company; careful selection, training, and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.
       There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that at December 31, 1994, it maintained an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.
       The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented herein.
       The Board of Directors, operating through its Audit Committee composed entirely of outside Directors, provides oversight to the financial reporting process. Ernst & Young LLP has independent access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

     McDONALD'S CORPORATION
     Oak Brook, Illinois
     January 26, 1995

     REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     McDonald's Corporation
     Oak Brook, Illinois

     We have audited the accompanying consolidated balance sheet of McDonald's Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     ERNST & YOUNG LLP
     Chicago, Illinois
     January 26, 1995

     McDONALD'S CORPORATION
     CONSOLIDATED STATEMENT OF INCOME
     --------------------------------------------------------------------------
     (In millions of dollars, except per common share data)
                              Years ended December 31, 1994      1993      1992
     --------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated restaurants         $5,792.6  $5,157.2  $5,102.5
     Revenues from franchised restaurants           2,528.2   2,250.9   2,030.8
     --------------------------------------------------------------------------
          TOTAL REVENUES                            8,320.8   7,408.1   7,133.3
     --------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants
       Food and packaging                           1,934.2   1,735.1   1,688.8
       Payroll and other employee benefits          1,459.1   1,291.2   1,281.4
       Occupancy and other operating expenses       1,251.7   1,138.3   1,156.3
     --------------------------------------------------------------------------
                                                    4,645.0   4,164.6   4,126.5
     --------------------------------------------------------------------------
     Franchised restaurants--occupancy expenses       435.5     380.4     348.6
     General, administrative and selling expenses   1,083.0     941.1     860.6
     Other operating (income) expense--net            (83.9)    (62.0)    (64.0)
     --------------------------------------------------------------------------
           TOTAL OPERATING COSTS AND EXPENSES       6,079.6   5,424.1   5,271.7
     --------------------------------------------------------------------------
     OPERATING INCOME                               2,241.2   1,984.0   1,861.6
     --------------------------------------------------------------------------
     Interest expense--net of capitalized interest
       of $20.6, $20.0 and $19.5                      305.7     316.1     373.6
     Nonoperating income (expense)--net               (48.9)      7.8     (39.9)
     --------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES       1,886.6   1,675.7   1,448.1
     --------------------------------------------------------------------------
     Provision for income taxes                       662.2     593.2     489.5
     --------------------------------------------------------------------------
     NET INCOME                                    $1,224.4  $1,082.5  $  958.6
     ==========================================================================
     NET INCOME PER COMMON SHARE                   $   1.68  $   1.45  $   1.30
     --------------------------------------------------------------------------
     DIVIDENDS PER COMMON SHARE                    $    .23  $    .21  $    .20
     --------------------------------------------------------------------------
     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     McDONALD'S CORPORATION
     CONSOLIDATED BALANCE SHEET
     --------------------------------------------------------------------
     (In millions of dollars)               December 31, 1994        1993
     --------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                              $179.9      $185.8
     Accounts receivable                                348.1       287.0
     Notes receivable                                    31.2        27.6
     Inventories, at cost, not in excess of market       50.5        43.5
     Prepaid expenses and other current assets          131.0       118.9
     --------------------------------------------------------------------
           TOTAL CURRENT ASSETS                         740.7       662.8
     --------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES
     Notes receivable due after one year                 80.0        90.0
     Investments in and advances to affiliates          579.3       446.7
     Miscellaneous                                      380.4       338.6
     --------------------------------------------------------------------
           TOTAL OTHER ASSETS AND DEFERRED CHARGES    1,039.7       875.3
     --------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost                 15,184.6    13,459.0
     Accumulated depreciation and amortization       (3,856.2)   (3,377.6)
     --------------------------------------------------------------------
           NET PROPERTY AND EQUIPMENT                11,328.4    10,081.4
     --------------------------------------------------------------------
     INTANGIBLE ASSETS--NET                             483.1       415.7
     --------------------------------------------------------------------
     TOTAL ASSETS                                   $13,591.9   $12,035.2
     ====================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                                   $1,046.9      $193.3
     Accounts payable                                   509.4       395.7
     Income taxes                                        25.0        56.0
     Other taxes                                        102.1        90.2
     Accrued interest                                   107.7       132.9
     Other accrued liabilities                          291.9       203.9
     Current maturities of long-term debt               368.3        30.0
     --------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                  2,451.3     1,102.0
     --------------------------------------------------------------------
     LONG-TERM DEBT                                   2,935.4     3,489.4
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                                 422.8       334.4
     DEFERRED INCOME TAXES                              840.8       835.3
     COMMON EQUITY PUT OPTIONS                           56.2
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
     authorized--165.0 million shares;
     issued--11.2 and 11.4 million                      674.2       677.3
     Common stock, no par value;
     authorized--1.25 billion shares;
     issued--830.3 million                               92.3        92.3
     Additional paid-in capital                         286.0       256.7
     Guarantee of ESOP Notes                           (234.4)     (253.6)
     Retained earnings                                8,625.9     7,612.6
     Foreign currency translation adjustment           (114.9)     (192.2)
     --------------------------------------------------------------------
                                                      9,329.1     8,193.1
     --------------------------------------------------------------------
     Common stock in treasury, at cost;
     136.6 and 123.0 million shares                  (2,443.7)   (1,919.0)
     --------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                 6,885.4     6,274.1
     --------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $13,591.9   $12,035.2
     ====================================================================

     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     McDONALD'S CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     --------------------------------------------------------------------------
     (In millions of dollars)
                              Years ended December 31, 1994      1993      1992
     --------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income                                    $1,224.4  $1,082.5    $958.6
     Adjustments to reconcile to cash
     provided by operations
         Depreciation and amortization                628.6     568.4     554.9
         Deferred income taxes                         (5.6)     52.4      22.4
         Changes in operating working capital items
           Accounts receivable increase               (51.6)    (48.3)    (29.1)
           Inventories, prepaid expenses and other
             current assets (increase) decrease       (15.0)     (9.6)      2.2
           Accounts payable increase                  105.4      45.4        .8
           Accrued interest decrease                  (25.5)     (5.1)    (27.4)
           Taxes and other liabilities increase
             (decrease)                                95.2      26.5     (68.2)
         Other--net                                   (29.7)    (32.4)     11.7
     --------------------------------------------------------------------------
           CASH PROVIDED BY OPERATIONS              1,926.2   1,679.8   1,425.9
     --------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Property and equipment expenditures           (1,538.6) (1,316.9) (1,086.9)
     Sales of restaurant businesses                   151.5     114.2     124.5
     Purchases of restaurant businesses              (133.8)    (64.2)    (64.1)
     Notes receivable additions                       (15.1)    (33.1)    (31.8)
     Property sales                                    66.0      61.6      52.2
     Notes receivable reductions                       56.7      75.7      78.5
     Other                                            (92.6)    (55.3)    (71.1)
     --------------------------------------------------------------------------
           CASH USED FOR INVESTING ACTIVITIES      (1,505.9) (1,218.0)   (998.7)
     --------------------------------------------------------------------------
     FINANCING ACTIVITIES
     Net short-term borrowings                        521.7      (8.9)     17.0
     Long-term financing issuances                    260.9   1,241.0     509.5
     Long-term financing repayments                  (536.9) (1,185.9) (1,041.5)
     Treasury stock purchases                        (495.6)   (620.1)    (79.7)
     Preferred stock issuances                                            484.9
     Common and preferred stock dividends            (215.7)   (201.2)   (160.5)
     Other                                             39.4      62.6      59.4
     --------------------------------------------------------------------------
           CASH USED FOR FINANCING ACTIVITIES        (426.2)   (712.5)   (210.9)
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS INCREASE (DECREASE)          (5.9)   (250.7)    216.3
     --------------------------------------------------------------------------
     Cash and equivalents at beginning of year        185.8     436.5     220.2
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS AT END OF YEAR             $179.9    $185.8    $436.5
     ==========================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
         Interest paid                               $323.9    $312.2    $395.7
         Income taxes paid                           $621.8    $521.7    $531.6
     --------------------------------------------------------------------------

     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

McDONALD'S CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars and shares in millions, except per share data)
                                                                                                     Foreign
                                    Preferred       Common       Additional  Guarantee               currency     Common stock
                                  stock issued    stock issued    paid-in       of       Retained   translation    in treasury
                                 Shares  Amount  Shares  Amount   capital   ESOP Notes   earnings   adjustment   Shares    Amount
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1991      19.8   $298.2   830.3   $92.3   $155.8     $(286.7)    $5,925.2      $32.3    (113.1)  $(1,382.0)

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  958.6

Common stock cash dividends
  ($.20 per share)                                                                         (141.8)

Preferred stock cash dividends
  ($1.01 for Series B, $1.16 for
  Series C and $.16 for Series
  E depositary share), (net of
  tax benefits of $6.4)                                                                    (14.7)

Preferred stock issuance                  500.0                    (15.1)

Preferred stock conversion        (8.2)  (118.0)                    22.9                                           6.4        95.1

ESOP Notes payment                                                              12.6

Treasury stock acquisitions                                                                                       (3.8)      (92.3)

Translation adjustments
  (including taxes of $21.2)                                                                          (159.7)

Common equity put options
  issuance                                                                                                                   (91.5)

Stock option exercises and
  other (including tax benefits
  of $29.7)                                                         50.5         2.8                               7.2        47.9

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992      11.6    680.2   830.3    92.3    214.1      (271.3)     6,727.3     (127.4)   (103.3)   (1,422.8)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,082.5

Common stock cash dividends
  ($.21 per share)                                                                         (150.3)

Preferred stock cash dividends
  ($1.01 for Series B, $1.16 for
  Series C and $1.93 for Series
  E depositary share), (net of
  tax benefits of $4.1)                                                                     (46.9)

Preferred stock conversion        (.2)     (2.9)                      .5                                            .2         2.4

ESOP Notes payment                                                              15.5

Treasury stock acquisitions                                                                                      (25.0)     (627.7)

Translation adjustments
  (including taxes of $1.6)                                                                            (64.8)

Common equity put options
  expiration                                                                                                                  94.0

Stock option exercises and other
  (including tax benefits of
  $23.0)                                                            42.1         2.2                               5.1        35.1

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993      11.4    677.3   830.3    92.3    256.7      (253.6)     7,612.6     (192.2)   (123.0)   (1,919.0)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,224.4

Common stock cash dividends
  ($.23 per share)                                                                         (163.9)

Preferred stock cash dividends
  ($1.01 for Series B, $1.16 for
  Series C and $1.93 for Series
  E depositary share), (net of
  tax benefits of $3.7)                                                                     (47.2)

Preferred stock conversion        (.2)     (3.1)                      .5                                            .2         2.6

ESOP Notes payment                                                              17.5

Treasury stock acquisitions                                                                                      (17.6)     (499.8)

Translation adjustments
  (including taxes of $50.8)                                                                          77.3

Common equity put options
  issuance                                                                                                                   (54.6)

Stock option exercises and other
  (including tax benefits of
  $20.3)                                                            28.8         1.7                               3.8        27.1

----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994      11.2   $674.2   830.3   $92.3   $286.0     $(234.4)    $8,625.9    $(114.9)   (136.6)  $(2,443.7)

==================================================================================================================================
The accompanying Financial Comments are an integral part of the consolidated financial statements.
/TABLE

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

     FOREIGN CURRENCY TRANSLATION
     The functional currency of each operation outside of the U.S. is the respective local currency, except for hyperinflationary countries where it is the U.S. Dollar.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, with depreciation and amortization provided on the straight-line method over the following estimated useful lives: buildings--up to 40 years; leasehold improvements--lesser of useful lives of assets or lease terms including option periods; and equipment--3 to 12 years.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of franchise rights reacquired from franchisees and affiliates, and are amortized on the straight-line method over an average life of 30 years.

     ADVERTISING COSTS
     In the fourth quarter of 1994, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs. Under its provisions, the Company expenses production costs of radio and television ads as of the date the commercials are initially aired. As a result, the Company recorded a one-time, noncash $15.0 million charge to general, administrative and selling expenses in the fourth quarter. Advertising expenses included in costs of Company-operated restaurants and general, administrative and selling expenses were (in millions): 1994--$385.6; 1993--$353.8; 1992--$355.7.

     FINANCIAL INSTRUMENTS
     The Company utilizes derivatives in managing risk, but not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of long-term investments or intercompany loans in the corresponding currency. Foreign currency gains and losses on the hedges of long-term investments are recorded as foreign currency translation adjustment included in shareholders' equity. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating income (expense). Interest-rate exchange agreements are designated and effective to modify the Company's interest-rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. The Company also uses short-term forward foreign exchange contracts to hedge future foreign-denominated royalty cash flows and other payments received in the U.S. from foreign subsidiaries and affiliates. Gains and losses associated with these contracts are deferred and amortized over the twelve-month period being hedged.
       The carrying amounts for cash and equivalents and notes receivable approximated fair value. For noninterest-bearing security deposits by franchisees, no fair value was provided as these deposits are an integral part of the overall franchise arrangements.

     STATEMENT OF CASH FLOWS
     The Company considers all highly liquid investments with short-term maturity dates to be cash equivalents. The impact of changing foreign currencies on cash and equivalents was not material.

     ----------------------------------------------------------------------
     NUMBER OF LOCATIONS IN OPERATION
     ----------------------------------------------------------------------
                         December 31, 1994      1993      1992      1991
     ----------------------------------------------------------------------
     Operated by franchisees         9,982     9,288     8,654     8,151
     Operated under business
     facilities lease arrangements     476       544       583       584
     Operated by the Company         3,083     2,699     2,551     2,547
     Operated by 50% or less
     owned affiliates                1,664     1,462     1,305     1,136
     ----------------------------------------------------------------------
     Systemwide restaurants
     (excluding satellites)         15,205    13,993    13,093    12,418
     ======================================================================

     Franchisees operating under business facilities lease arrangements have options to purchase the businesses. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale. In 1994, due to increased ownership, the Company consolidated affiliates in Taiwan, South Korea, Turkey and China, which increased total assets and liabilities by approximately $205.0 million.

     ----------------------------------------------------------------------
                                             December 31, 1994      1993
     ----------------------------------------------------------------------
     U.S.                                                  494       114
     Outside of the U.S.                                   251        56
     ----------------------------------------------------------------------
     Systemwide satellites                                 745       170
     ======================================================================

       Satellite foodservice facilities are points of distribution which leverage the infrastructure of existing restaurants by using their storage capability and inventory, and by drawing on their management talent and labor pool.

     ----------------------------------------------------------------------
     OTHER OPERATING (INCOME) EXPENSE--NET
     ----------------------------------------------------------------------
     (In millions of dollars)                     1994      1993      1992
     ----------------------------------------------------------------------
     Gains on sales of restaurant businesses $(67.1) $(48.2) $(43.1) Equity in earnings of unconsolidated
       affiliates                                (47.0)    (34.6)    (29.5)
     Net losses from property dispositions        20.0      15.5      18.1
     Other--net                                   10.2       5.3      (9.5)
     ----------------------------------------------------------------------
     Other operating (income) expense--net      $(83.9)   $(62.0)   $(64.0)
     ======================================================================

     Gains on sales of restaurant businesses are recognized as income when the sales are consummated and other stipulated conditions are met. Proceeds from certain sales of restaurant businesses and property include notes receivable.

     ---------------------------------------------------------------------
     INCOME TAXES
     ---------------------------------------------------------------------
     Income before provision for income taxes and the provision for income taxes, classified by source of income, were as follows:

     ---------------------------------------------------------------------
     (In millions of dollars)                     1994      1993      1992
     ---------------------------------------------------------------------
     U.S.                                     $1,046.4  $  986.0  $  873.3
     Outside of the U.S.                         840.2     689.7     574.8
     ---------------------------------------------------------------------
     Income before provision for
       income taxes                           $1,886.6  $1,675.7  $1,448.1
     =====================================================================
     U.S.                                     $  396.2  $  391.9  $  316.8
     Outside of the U.S.                         266.0     201.3     172.7
     ---------------------------------------------------------------------
     Provision for income taxes               $  662.2  $  593.2  $  489.5
     =====================================================================

       Income before provision for income taxes outside of the U.S. and the related provision for income taxes reflect fees received in the U.S. from operations outside of the U.S. Income before provision for income taxes in the U.S. and the related provision for income taxes reflect interest received in the U.S. from operations outside of the U.S.
       The provision for income taxes, classified by the timing and location of payment, consisted of:

     ---------------------------------------------------------------------
     (In millions of dollars)                     1994      1993      1992
     ---------------------------------------------------------------------
     Current
         U.S. federal                           $379.3    $331.6    $256.8
         U.S. state                               71.1      62.0      56.3
         Outside of the U.S.                     217.4     147.2     154.0
     ---------------------------------------------------------------------
                                                 667.8     540.8     467.1
     ---------------------------------------------------------------------
     Deferred
         U.S. federal                            (21.2)     21.9     (10.3)
         U.S. state                               (3.0)      3.4       4.0
         Outside of the U.S.                      18.6      27.1      28.7
     ---------------------------------------------------------------------
                                                  (5.6)     52.4      22.4
     ---------------------------------------------------------------------
     Provision for income taxes                 $662.2    $593.2    $489.5
     =====================================================================

       Included in the 1993 deferred tax provision were $14.0 million attributable to a one-time, noncash revaluation of deferred tax liabilities resulting from the increase in the statutory U.S. federal income tax rate.
       Net deferred tax liabilities consisted of:

     -------------------------------------------------------------------------
     (In millions of dollars)                     December 31, 1994       1993
     -------------------------------------------------------------------------
     Property and equipment basis differences              $  852.8    $ 786.1
     Other                                                    178.3      175.4
     -------------------------------------------------------------------------
           Total deferred tax liabilities                   1,031.1      961.5
     -------------------------------------------------------------------------
     Deferred tax assets before
     valuation allowance (1)                                 (274.7)    (192.8)
     Valuation allowance                                       41.4       44.5
     -------------------------------------------------------------------------
     Net deferred tax liabilities (2)                      $  797.8    $ 813.2
     =========================================================================
     (1)  Includes loss carryforwards (in millions): 1994--$45.1; 1993--
          $46.7.
     (2)  Net of assets recorded in current income taxes (in millions):
          1994--$43.0; 1993--$22.1.

       Reconciliations of the statutory U.S. federal income tax rates to the effective income tax rates were as follows:

     -------------------------------------------------------------------------
                                                    1994       1993       1992
     -------------------------------------------------------------------------
     Statutory U.S. federal income tax rates       35.0%       35.0%      34.0%
     State income taxes, net of related
     federal income tax benefit                     2.3         2.5        2.7
     Other                                         (2.2)       (2.1)      (2.9)
     -------------------------------------------------------------------------
     Effective income tax rates                    35.1%       35.4%      33.8%
     =========================================================================

       Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $675.0 million at December 31, 1994, and consisted primarily of undistributed earnings which are considered to be permanently invested in the businesses. If these earnings were not considered permanently invested, no additional taxes would be provided due to the overall higher tax rates in markets outside of the U.S. and the ability to recover withholding taxes as foreign tax credits in the U.S.

     ----------------------------------------------------------------------
     SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------------------------------------------
     The Company operates exclusively in the foodservice industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. Operating income includes the Company's share of operating results of affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Fees received in the U.S. from subsidiaries outside of the U.S. were (in millions): 1994-- $268.9; 1993--$202.8; 1992--$187.8.

     ----------------------------------------------------------------------
     (In millions of dollars)             1994          1993         1992
     ----------------------------------------------------------------------
     U.S.                              $ 4,155.5     $ 3,931.2    $ 3,749.4
     Europe/Africa/Middle East           2,604.7       2,235.9      2,187.0
     Asia/Pacific                          730.7         494.4        434.6
     Canada                                546.1         557.8        595.1
     Latin America                         283.8         188.8        167.2
     ----------------------------------------------------------------------
     Total revenues                    $ 8,320.8     $ 7,408.1    $ 7,133.3
     ======================================================================
     U.S.                              $ 1,130.5     $ 1,087.1    $ 1,041.6
     Europe/Africa/Middle East             671.9         547.5        484.0
     Asia/Pacific                          242.9         190.6        163.2
     Canada                                116.8         111.2        113.5
     Latin America                          79.1          47.6         59.3
     ----------------------------------------------------------------------
     Operating income                  $ 2,241.2     $ 1,984.0    $ 1,861.6
     ======================================================================
     U.S.                              $ 6,682.7     $ 6,385.4    $ 6,410.6
     Europe/Africa/Middle East           4,257.5       3,473.2      3,290.9
     Asia/Pacific                        1,547.7       1,103.2        980.3
     Canada                                487.6         562.5        587.4
     Latin America                         616.4         510.9        412.0
     ----------------------------------------------------------------------
     Total assets                      $13,591.9     $12,035.2    $11,681.2
     ======================================================================

     ------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     ------------------------------------------------------------------------
     (In millions of dollars)                  December 31, 1994         1993
     ------------------------------------------------------------------------
     Land                                              $ 2,950.1    $ 2,587.2
     Buildings and improvements on owned land            5,814.7      5,209.4
     Buildings and improvements on leased land           4,211.2      3,673.0
     Equipment, signs and seating                        1,727.8      1,545.4
     Other                                                 480.8        444.0
     ------------------------------------------------------------------------
                                                        15,184.6     13,459.0
     ------------------------------------------------------------------------
     Accumulated depreciation and amortization          (3,856.2)    (3,377.6)
     ------------------------------------------------------------------------
     Net property and equipment                        $11,328.4    $10,081.4
     ========================================================================

     Depreciation and amortization were (in millions): 1994--$550.5; 1993-- $492.8; 1992--$492.9. Contractual obligations for the acquisition and construction of property amounted to $241.2 million at December 31, 1994.

     ------------------------------------------------------------------------
     DEBT FINANCING
     ------------------------------------------------------------------------
     LINE OF CREDIT AGREEMENTS
     The Company has a line of credit agreement for $700.0 million, which remained unused at December 31, 1994, and which may be renewed on an annual basis unless the participating banks notify the Company four days prior to the renewal period. Prior to July 20, 1994, the agreement could not be terminated without 18 months notice and supported the classification of certain notes maturing within one year as long-term debt. Each borrowing under the current agreement bears interest at one of several specified floating rates to be selected by the Company at the time of borrowing. The agreement provides for fees of .07% per annum on the unused portion of the commitment. In addition, certain subsidiaries outside of the U.S. had unused lines of credit totaling $1.0 billion at December 31, 1994; these were principally short-term and denominated in various currencies at local market rates of interest. The weighted average interest rates of short-term borrowings, comprised of commercial paper and foreign-denominated bank line borrowings, were 6.8% and 8.1% at December 31, 1994, and 1993, respectively.

     EXCHANGE AGREEMENTS
     The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements, as well as additional interest-rate exchange agreements, expire through 2003. The interest-rate exchange agreements had a notional amount with a U.S. Dollar equivalent of $1.3 billion at December 31, 1994, and were denominated primarily in U.S. Dollars, British Pounds Sterling, French Francs, Deutsche Marks and Japanese Yen. The net value of each exchange agreement was classified as an asset or liability based on its carrying amount, and any related interest income was netted against interest expense.
       The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have a significant exposure to any individual counterparty, and has entered into master agreements that contain netting arrangements.
       The Company also had short-term forward foreign exchange contracts outstanding at December 31, 1994, with a U.S. Dollar equivalent of $65.2 million in various currencies, primarily payable in French Francs, Deutsche Marks, British Pounds Sterling and Japanese Yen. The deferred loss related to the short-term hedging program was $1.7 million at December 31, 1994.

     GUARANTEES
     Included in total debt at December 31, 1994, were $159.5 million of 7.5% ESOP Notes Series A and $83.3 million of 7.2% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan (LESOP), with payments through 2004 and 2006, respectively, which are guaranteed by the Company. Interest rates on the notes were adjusted in 1994 due to refinancing of certain sinking fund payments. The Company has agreed to repurchase the notes upon the occurrence of certain events.
       The Company also has guaranteed certain foreign affiliate loans totaling $66.9 million at December 31, 1994. The Company also was a general partner in 70 domestic partnerships with total assets of $287.0 million and total liabilities of $141.3 million at December 31, 1994.

     FAIR VALUES
     ----------------------------------------------------------------------
                                                         December 31, 1994
     (In millions of dollars)                  Carrying amount  Fair value
     ----------------------------------------------------------------------
     Liabilities
        Debt                                          $3,116.8    $3,050.9
        Notes payable                                  1,046.9     1,046.9
        Foreign currency exchange agreements             186.9       225.5
        Interest-rate exchange agreements                             35.6
     ----------------------------------------------------------------------
           Total liabilities                           4,350.6     4,358.9
     ----------------------------------------------------------------------
     Assets
        Foreign currency exchange agreements              37.5        18.5
     ----------------------------------------------------------------------
     Net debt                                         $4,313.1    $4,340.4
     ======================================================================

     The carrying amounts for short-term forward foreign exchange contracts approximated fair value at December 31, 1994. The fair value of the debt obligations (excluding capital leases) and of the currency and interest-rate exchange agreements was estimated using quoted market prices, various pricing models or discounted cash flow analyses. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of total assets was higher than their carrying value at December 31, 1994.

     DEBT OBLIGATIONS
     The Company has incurred debt obligations principally through various public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes these debt obligations, including the gross effects of currency and interest-rate exchange agreements:

DEBT OBLIGATIONS

                               Interest rates (1) Amounts outstanding
                          Maturity    December 31     December 31             Aggregate maturities by currency for 1994 balances
                            dates     1994   1993   1994       1993        1995      1996     1997       1998     1999   Thereafter
(In millions of U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
Fixed-original issue                   8.2%  8.5% $1,647.0   $1,790.6
Fixed-converted via
exchange agreements (2)                5.7   5.6  (1,483.6)  (1,449.0)
Floating                               4.5   3.0     167.3      163.2
---------------------------------------------------------------------------------------------------------------------------------
  Total U.S. Dollars      1995-2033                  330.7      504.8    $644.9   $(363.1)   $(72.4)  $(400.4)     $9.9    $511.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.3   8.9     527.2      447.1
Floating                               6.0   6.7     292.3      168.6
---------------------------------------------------------------------------------------------------------------------------------
  Total French Francs     1995-2003                  819.5      615.7     150.3      59.6      56.6      93.8     138.6`    320.6

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  6.4   6.3     440.7      423.1
Floating                               5.4   6.9     339.5      116.7
---------------------------------------------------------------------------------------------------------------------------------
  Total Deutsche Marks    1995-2007                  780.2      539.8     168.0     138.5     116.2     259.6      32.3      65.6

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 10.4   9.8     464.9      498.6
Floating                               6.1   5.4     197.2      178.0
---------------------------------------------------------------------------------------------------------------------------------
  Total British Pounds
  Sterling                1995-2003                  662.1      676.6      32.0     170.7      15.6      77.6      31.3     334.9

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  4.3   4.3     375.8      357.7
Floating                               2.0           135.5
---------------------------------------------------------------------------------------------------------------------------------
Total Japanese Yen        1996-2023                  511.3      357.7               210.8     100.4                         200.1

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 11.1  12.0     113.3      117.3
Floating                               7.4   5.0     106.3       61.0
---------------------------------------------------------------------------------------------------------------------------------
  Total Australian
  Dollars                 1995-2000                  219.6      178.3      84.1      65.9       1.0      67.2        .9        .5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  6.4   7.7     149.9       71.7
Floating                               5.7   6.2      26.6       22.6
---------------------------------------------------------------------------------------------------------------------------------
  Total Netherland
  Guilders                1995-1999                  176.5       94.3      49.6                          77.8      49.1

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 11.8  11.6     114.5      166.9
Floating                               6.0   4.5      39.3       50.3
---------------------------------------------------------------------------------------------------------------------------------
  Total Canadian Dollars  1995-2021                  153.8      217.2      80.6      71.5        .2        .2        .3       1.0

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.1   8.6      97.0      118.4
Floating                               6.4   4.1      37.6       21.0
---------------------------------------------------------------------------------------------------------------------------------
  Total Hong Kong
  Dollars                 1995-2008                  134.6      139.4      44.1       6.5      25.9      12.9       6.4      38.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.0            41.0
Floating                               8.2            69.6
---------------------------------------------------------------------------------------------------------------------------------
  Total New Taiwan
  Dollars (3)             1995-2001                  110.6                 22.4      26.6      17.0      13.2       8.6      22.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  7.5   8.0     289.5      231.6
Floating                              12.1  13.6     124.7       48.5
---------------------------------------------------------------------------------------------------------------------------------
  Total other currencies  1995-2016                  414.2      280.1     135.5      47.6       4.8      99.3      48.5      78.5

---------------------------------------------------------------------------------------------------------------------------------
Debt obligations
including the net effects
of currency and interest-
rate exchange agreements                           4,313.1    3,603.9   1,411.5     434.6     265.3     301.2     325.9   1,574.6

---------------------------------------------------------------------------------------------------------------------------------
Net asset positions of
currency exchange
agreements (included in
miscellaneous other
assets)                                               37.5      108.8       3.7      12.5        .1       7.1       2.5      11.6

---------------------------------------------------------------------------------------------------------------------------------
Total debt obligations                            $4,350.6   $3,712.7  $1,415.2    $447.1    $265.4    $308.3    $328.4  $1,586.2

=================================================================================================================================

(1) Weighted average effective rate, computed on a semi-annual basis.
(2) A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflected the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflected the gross effects of these and other exchange agreements.
(3) In 1994, due to an increase in ownership, the Company consolidated its Taiwan affiliate.
/TABLE

     -------------------------------------------------------------------
     OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS
     -------------------------------------------------------------------
     (In millions of dollars)                December 31, 1994      1993
     -------------------------------------------------------------------
     Security deposits by franchisees                   $141.2    $121.4
     Preferred interests in consolidated
       subsidiaries                                      162.4     106.7
     Minority interests in consolidated
       subsidiaries                                       50.3      38.2
     Other                                                68.9      68.1
     -------------------------------------------------------------------
     Other long-term liabilities and minority
       interests                                        $422.8    $334.4
     ===================================================================

     A Company subsidiary issued 25 million British Pounds Sterling of 5.42% Series B Preferred Stock in 1994, and 50 million British Pounds Sterling of 5.91% Series A Preferred Stock in 1993. Unless redeemed at the Company's option, each series of preferred stock must be redeemed five years from the date of issuance. These combined preferred interests were valued at U.S. $117.4 million at December 31, 1994. Also, another subsidiary issued additional preferred stock in 1994 and 1993. All of the preferred stock of this subsidiary has a dividend rate adjusted annually (7.5% at December 31, 1994) and is redeemable at the option of the holder at a current redemption price totaling $45.0 million. Each of these issues was reflected in preferred interests in consolidated subsidiaries.
       Included in other was the $100.00 per share redemption value of 181,868 shares of 5% Series D Preferred Stock. This stock, which carries one vote per share, must be redeemed on the occurrence of specified events.

     ---------------------------------------------------------------------
     LEASING ARRANGEMENTS
     ---------------------------------------------------------------------
     At December 31, 1994, the Company was lessee at 2,553 locations under ground leases (the Company leases land and constructs and owns buildings) and at 3,268 locations under improved leases (lessor owns land and buildings). Land and building lease terms for most traditional restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and one or more five-year renewal options with certain leases providing purchase options. Most satellites operate under improved leases which are generally of a shorter term and include primarily percentage rent payments only. For most locations, the Company is obligated for the related occupancy costs which include property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.
       Future minimum payments required under operating leases with initial terms of one year or more after December 31, 1994, are:

     ---------------------------------------------------------------------
     (In millions of dollars)               Restaurant     Other     Total
     ---------------------------------------------------------------------
     1995                                     $  335.3    $ 39.8  $  375.1
     1996                                        330.6      36.5     367.1
     1997                                        318.7      32.9     351.6
     1998                                        301.7      28.6     330.3
     1999                                        283.9      24.3     308.2
     Thereafter                                2,776.8     171.2   2,948.0
     ---------------------------------------------------------------------
     Total minimum payments                   $4,347.0    $333.3  $4,680.3
     =====================================================================

       Rent expense was (in millions): 1994--$394.4; 1993--$339.0; 1992--
     $320.2. Included in these amounts were percentage rents based on sales by the related restaurants in excess of minimum rents stipulated in certain lease agreements (in millions): 1994 $40.3; 1993--$29.0; 1992--$26.1.

     ----------------------------------------------------------------------
     FRANCHISE ARRANGEMENTS
     ----------------------------------------------------------------------
     Franchise arrangements, with franchisees who operate throughout the U.S. and in most countries around the world, generally provide for initial fees and continuing payments to the Company based upon a percentage of sales, with minimum rent payments. Among other things, franchisees are provided the use of restaurant facilities, generally for a period of 20 years. They are required to pay related occupancy costs which include property taxes, insurance, maintenance and a refundable, noninterest-bearing security deposit. On a limited basis, the Company accepts notes from franchisees, which generally are secured by interests in restaurant equipment and franchises.

     ----------------------------------------------------------------------
     (In millions of dollars)                    1994       1993       1992
     ----------------------------------------------------------------------
     Minimum rents
        Owned sites                          $  633.4   $  573.6   $  538.7
        Leased sites                            446.0      381.7      353.3
     ----------------------------------------------------------------------
                                              1,079.4      955.3      892.0
     ----------------------------------------------------------------------
     Percentage fees                          1,411.8    1,272.1    1,120.6
     Initial fees                                37.0       23.5       18.2
     ----------------------------------------------------------------------
     Revenues from franchised restaurants    $2,528.2   $2,250.9   $2,030.8
     ======================================================================

       Future minimum payments to the Company, based on minimum rents specified under franchise arrangements, after December 31, 1994, are:

     ----------------------------------------------------------------------
                                                Owned     Leased
     (In millions of dollars)                   sites      sites      Total
     ----------------------------------------------------------------------
     1995                                    $  721.7   $  410.4  $ 1,132.1
     1996                                       708.6      446.5    1,155.1
     1997                                       693.0      444.8    1,137.8
     1998                                       677.0      432.7    1,109.7
     1999                                       662.3      421.0    1,083.3
     Thereafter                               6,368.1    4,029.9   10,398.0
     ----------------------------------------------------------------------
     Total minimum payments                  $9,830.7   $6,185.3  $16,016.0
     ======================================================================

       At December 31, 1994, net property and equipment under franchise arrangements totaled $6.6 billion (including land of $2.0 billion), after deducting accumulated depreciation and amortization of $1.9 billion.

     -------------------------------------------------------------------------
     PROFIT SHARING PROGRAM
     -------------------------------------------------------------------------
     The Company has a program for U.S. employees which includes profit sharing, 401(k) (McDESOP), and leveraged employee stock ownership features. Profit sharing assets can be invested in McDonald's common stock or among several other investment alternatives. McDESOP allows employees to invest in McDonald's common stock by making contributions which are partially matched by the Company. LESOP is invested in both McDonald's convertible preferred and common stock.
       Staff, executives and restaurant managers share in profit sharing contributions; shares are released under the LESOP based on participants' compensation. The profit sharing contribution is discretionary, and the amount is determined by the Company each year.
     The LESOP contribution is based on the loan payments necessary to amortize the debt initially incurred to acquire the convertible preferred stock, some of which has been converted to common stock.
     Shares held by the LESOP are allocated to participants as the loan is repaid. Dividends on shares held by the LESOP are used to service the debt, and shares are released to participants in order to replace the dividends on shares that have been allocated to them.
       LESOP costs shown in the following table were based upon the cash paid for loan payments less these dividends.

     -------------------------------------------------------------------------
     (In millions of dollars)                     1994        1993        1992
     -------------------------------------------------------------------------
     Profit sharing                              $16.1       $13.5       $14.3
     LESOP                                        26.3        25.5        19.6
     McDESOP                                      10.1         8.1         4.9
     -------------------------------------------------------------------------
     U.S. program costs                          $52.5       $47.1       $38.8
     =========================================================================

       Assuming conversion of the preferred stock to common stock, at December 31, 1994, 4.4 million and 10.7 million shares would have been allocated and unallocated, respectively; no shares were committed to be released.
       Certain subsidiaries outside of the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside of the U.S. were (in millions): 1994--$15.7; 1993--$13.0;
     1992--$14.0.
       The Company does not provide any other postretirement benefits, and postemployment benefits were immaterial.

     -------------------------------------------------------------------------
     STOCK OPTIONS
     -------------------------------------------------------------------------
     Under the 1992 Stock Ownership Incentive and the 1975 Stock Ownership Option Plans, options to purchase common stock are granted at prices not less than fair market value of the stock on date of grant. Substantially all of these options become exercisable in four equal biennial installments, commencing one year from date of grant, and expiring ten years from date of grant. At December 31, 1994, 79.0 million shares of common stock were reserved for issuance under both plans.

     -------------------------------------------------------------------------
     (In millions, except per common share data)  1994        1993        1992
     -------------------------------------------------------------------------
     Options outstanding at January 1             55.1        50.3        47.4
     Options granted                              13.6        12.0        11.6
     Options exercised                            (4.1)       (5.3)       (7.5)
     Options forfeited                            (2.3)       (1.9)       (1.2)
     -------------------------------------------------------------------------
     Options outstanding at December 31           62.3        55.1        50.3
     =========================================================================
     Options exercisable at December 31           21.4        17.6        15.4
     Common shares reserved for future
     grants at December 31                        16.7        28.0        38.2
     Option prices per common share
        Exercised during the year            $5 TO $26   $4 to $24   $4 to $22
        Outstanding at year end              $7 TO $30   $5 to $28   $4 to $24
     -------------------------------------------------------------------------

       During the past several years, the Financial Accounting Standards Board has been considering the appropriate accounting for stock options, and in December 1994, decided to work towards improving disclosures about stock-based awards. Pending the resolution of this issue, the following table provides additional information regarding the Company's option program. The Company surveyed its institutional investors regarding the appropriate disclosures for stock-based awards, and the content contained herein reflects the information which they considered to be of value.
       The potential dilution of common shares outstanding upon exercise of stock options represents the number of common shares issuable upon exercise less the number of common shares that could be repurchased with proceeds from the exercise based upon the respective December 31 prices of the Company's common stock. As such, this potential dilution was 1.6%, 1.8% and 1.7% at year-end 1994, 1993 and 1992, respectively. Options outstanding at December 31, 1994, had an average life of 7.4 years if held to their expiration date; options are generally exercised prior to their expiration date.

     -------------------------------------------------------------------------
     (Shares in millions)                         1994        1993        1992
     -------------------------------------------------------------------------
     Common shares outstanding
     at year end                                 693.7       707.3       727.0
     Potential dilution of common shares
     outstanding from option exercises            11.4        12.6        12.2
     Average option exercise price              $12.14      $11.01     $  9.68
     Average cost of treasury stock issued
     for option exercises                       $ 7.05      $ 6.65     $  6.55
     -------------------------------------------------------------------------

       As shown above, the average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises because of the Company's practice of prefunding the program through share repurchase. As a result, stock option exercises have generated additional capital, as cash received from employees has exceeded the Company's average acquisition cost of treasury stock.
       Options granted during each year were 1.9%, 1.7% and 1.6% of average common shares outstanding for 1994, 1993 and 1992, respectively. Stock options were granted to approximately 6,600, 5,800 and 5,700 employees in 1994, 1993 and 1992, respectively. Shares are issued from treasury stock to employees upon exercise of stock options.

     ----------------------------------------------------------------------
     CAPITAL STOCK
     ----------------------------------------------------------------------
     STOCK SPLITS
     On May 27, 1994, the Board of Directors approved two-for-one stock splits to be effected in the form of stock dividends to be distributed on June 24, 1994, to common and Series B and C Preferred shareholders of record as of June 7, 1994. All common and Series B and C ESOP Convertible Preferred Stock information appearing in the accompanying consolidated financial statements and Financial Comments has been restated to give retroactive effect to the stock splits, including the transfer of an appropriate amount to common stock from additional paid-in capital.

     PER COMMON SHARE INFORMATION
     Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of tax) and divided by the weighted average shares of common stock outstanding during each year (in millions): 1994--701.8; 1993--711.8; 1992--726.5. The effect of potentially dilutive securities was not material.

     PREFERRED STOCK
     In December 1992, the Company issued $500.0 million of Series E 7.72% Cumulative Preferred Stock; 10,000 preferred shares are equivalent to
     20.0 million depositary shares having a liquidation preference of $25.00 per depositary share. Each preferred share is entitled to one vote under certain circumstances and is redeemable at the option of the Company beginning on December 3, 1997, at its liquidation preference plus accrued and unpaid dividends.
       In September 1989 and April 1991, the Company sold $200.0 million of Series B and $100.0 million of Series C ESOP Convertible Preferred Stock to the LESOP. The LESOP financed the purchase by issuing notes which are guaranteed by the Company and are included in long-term debt, with an offsetting reduction in shareholders' equity. Each preferred share has a liquidation preference of $14.375 and $16.5625, respectively, and is convertible into a minimum of .7692 and .8 common share (conversion rate), respectively. Upon termination of employment, employees are guaranteed a minimum value payable in common shares equal to the greater of the conversion rate; the fair market value of their preferred shares; or the liquidation preference plus accrued dividends, not to exceed one common share. Each preferred share is entitled to one vote and currently is redeemable at the option of the Company. In 1992, 8.2 million Series B shares were converted into 6.4 million common shares.

     COMMON EQUITY PUT OPTIONS
     In June 1994, the Company sold 2.0 million common equity put options which were exercised in November 1994. During November and December 1994, the Company sold an additional 2.0 million common equity put options which expired unexercised in the first quarter of 1995. At December 31, 1994, the $56.2 million exercise price of these options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.
         In April 1993, the Company sold 1.0 million common equity put options which expired unexercised in July 1993. In December 1992, the Company sold 2.0 million common equity put options which expired unexercised in April 1993. At December 31, 1992, the $94.0 million exercise price of these options was classified in common equity put options and the related offset was recorded in common stock in treasury, net of premiums received.

     SHAREHOLDER RIGHTS PLAN
     In December 1988, the Company declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one four-hundredth of a share of Series A Junior Participating Preferred Stock (the economic equivalent of one common share) at an exercise price of $62.50 (which may be adjusted under certain circumstances), and is transferable apart from the common stock ten days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares (which threshold may be reduced by the Board of Directors to as low as 10%), or ten business days following the commencement or announcement of an intention to make a tender or exchange offer resulting in beneficial ownership by a person or group exceeding the threshold.
       Once the threshold has been exceeded, or if the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder, other than such person or group, to purchase at the then current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price.
       Each Right is nonvoting and expires on December 28, 1998, unless redeemed by the Company, at a price of $.0025, at any time prior to the public announcement that a person or group has exceeded the threshold. At December 31, 1994, 2.1 million shares of the Series A Junior Participating Preferred Stock were reserved for issuance under this plan.

QUARTERLY RESULTS (UNAUDITED)
(In millions of dollars, except per common share data)
---------------------------------------------------------------------------------------------------------------------------------
                            Quarters ended December 31           September 30                June 30                March 31
                                      1994        1993        1994         1993         1994        1993        1994         1993
---------------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                  $6,964.0    $6,145.7     $6,944.0    $6,247.2     $6,370.2    $5,958.9     $5,709.2    $5,235.1

REVENUES
Sales by Company-operated
  restaurants                     $1,586.8    $1,345.2     $1,551.8    $1,351.1     $1,409.3    $1,307.6     $1,244.7    $1,153.3

Revenues from franchised
  restaurants                        683.3       586.7        673.6       593.2        620.0       570.2        551.3       500.8


---------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES               2,270.1     1,931.9      2,225.4     1,944.3      2,029.3     1,877.8      1,796.0     1,654.1

---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants       1,267.7     1,085.3      1,231.3     1,076.9      1,128.6     1,049.5      1,017.4       952.9

Franchised restaurants               117.8       100.3        111.7        95.7        105.6        93.6        100.4        90.8

General, administrative
  and selling expenses               309.4       256.2        277.1       234.6        257.0       232.5        239.5       217.8

Other operating (income)
  expense--net                        (0.6)        3.5        (32.6)      (31.1)       (30.3)      (15.6)       (20.4)      (18.8)

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS
      AND EXPENSES                 1,694.3     1,445.3      1,587.5     1,376.1      1,460.9     1,360.0      1,336.9     1,242.7

---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                     575.8       486.6        637.9       568.2        568.4       517.8        459.1       411.4

---------------------------------------------------------------------------------------------------------------------------------
Interest expense                      80.1        78.7         80.2         75.7        73.6        82.4         71.8        79.3

Nonoperating income
  (expense)--net                     (24.1)       (4.9)       (16.6)         7.2         1.7         4.3         (9.9)        1.2

---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       471.6       403.0        541.1       499.7        496.5       439.7        377.4       333.3

---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes           162.7       138.5        191.3       188.8        174.2       150.9        134.0       115.0

---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                          $308.9      $264.5       $349.8      $310.9       $322.3      $288.8       $243.4      $218.3
=================================================================================================================================
NET INCOME PER COMMON SHARE        $  .43       $  .36      $  .48       $  .42      $  .44       $  .39      $  .33       $  .29

---------------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER COMMON SHARE         $  .06       $  .05 3/8  $  .06       $  .05 3/8  $  .06       $  .05 3/8  $  .05 3/8   $  .05

---------------------------------------------------------------------------------------------------------------------------------
/TABLE

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

           Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1994.

           Information regarding all of the Company's executive officers is included in Part I.

     Item 11.  Executive Compensation

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1994.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

          Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1994.

     Item 13.  Certain Relationships and Related Transactions

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1994.

                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

          (a)  1.   Financial statements:
                    Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form
                    10-K.

               2.   Financial statement schedules:
                    No additional schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

               3.   Exhibits:
                    The exhibits listed in the accompanying index are filed as part of this report.

                             McDonald's Corporation
                                 Exhibit Index
                                   (Item 14)

     Exhibit Number               Description
     --------------               -----------

          (3) Restated Certificate of Incorporation and By-Laws, dated as of November 15, 1994, attached hereto as an Exhibit.

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

     Exhibit Number               Description
     --------------               -----------

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, attached hereto as an Exhibit.*

               (b) Profit Sharing Program, as amended and restated, attached hereto as an Exhibit.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, incorporated by reference from Form 10-K/A dated May 4, 1993, Amendment No. 1 to Form 10-K for the year ended December 31, 1992*.

                    (i) Amendment No. 1 to McDonald's 1989 Equalization Plan, incorporated herein by reference from Form 10-Q for the period ended June 30, 1993.

                    (ii) Amendment No. 2 to McDonald's 1989 Equalization
                         Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

                    (iii)Amendment No. 1 to McDonald's Supplemental
                         Employee Benefit Equalization Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

                    (iv) Amendment No. 2 to McDonald's Supplemental
                         Employee Equalization Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) Stock Sharing Plan, as amended and restated, attached hereto as an Exhibit.*

               (f) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from exhibit pages 20-34 of McDonald's 1992 Proxy Statement and Notice of 1992 Annual Meeting of Shareholders dated April 10, 1992*.

               (g) McDonald's Corporation Deferred Incentive Plan, as amended and restated, attached hereto as an Exhibit.*

     Exhibit Number               Description
     --------------               -----------

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

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed for the last quarter covered by this report, and subsequently up to March 29, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  McDONALD'S CORPORATION
                                                       (Registrant)
                                             By     Jack M. Greenberg
                                                  ----------------------
                                                    Jack M. Greenberg
                                                       Vice Chairman,
                                                 Chief Financial Officer
                                           Date      March 29, 1995
                                                  ----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                      Title                     Date
             ---------                      -----                     ----


          Hall Adams, Jr.
     -------------------------   Director                        March 29, 1995
          Hall Adams, Jr.


       Robert M. Beavers, Jr.
     -------------------------   Senior Vice President           March 29, 1995
       Robert M. Beavers, Jr.    and Director


         James R. Cantalupo
     -------------------------   President and Chief Executive   March 29, 1995
         James R. Cantalupo      Officer-International and
                                 Director

         Michael L. Conley
     -------------------------   Senior Vice President,          March 29, 1995
         Michael L. Conley       Controller


           Gordon C. Gray
     -------------------------   Director                        March 29, 1995
           Gordon C. Gray


         Jack M. Greenberg
     -------------------------   Vice Chairman,                  March 29, 1995
         Jack M. Greenberg       Chief Financial Officer
                                 and Director

             Signature                      Title                     Date
             ---------                      -----                     ----


          Donald R. Keough
     -------------------------   Director                        March 29, 1995
          Donald R. Keough


          Donald G. Lubin
     -------------------------   Director                        March 29, 1995
          Donald G. Lubin


         Andrew J. McKenna
     -------------------------   Director                        March 29, 1995
         Andrew J. McKenna


         Michael R. Quinlan
     -------------------------   Chairman, Chief Executive       March 22, 1995
         Michael R. Quinlan      Officer and Director


          Edward H. Rensi
     -------------------------   President and Chief Executive   March 22, 1995
          Edward H. Rensi        Officer-U.S.A. and Director


          Terry L. Savage
     -------------------------   Director                        March 29, 1995
          Terry L. Savage


          Paul D. Schrage
     -------------------------   Senior Executive Vice           March 25, 1995
          Paul D. Schrage        President, Chief Marketing
                                 Officer and Director

          Ballard F. Smith
     -------------------------   Director                        March 22, 1995
          Ballard F. Smith


     -------------------------   Director
           Roger W. Stone


         Robert N. Thurston
     -------------------------   Director                        March 29, 1995
         Robert N. Thurston


           Fred L. Turner
     -------------------------   Senior Chairman and Director    March 29, 1995
           Fred L. Turner


        B. Blair Vedder, Jr.
     -------------------------   Director                        March 29, 1995
        B. Blair Vedder, Jr.