Form 10-Q
period 1995-03-31
MCDONALDS CORP
filed 1995-05-12
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1995

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

                                     694,787,230
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of March 31, 1995)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     March 31, 1995 (unaudited) and
                     December 31, 1994                               3

                     Condensed consolidated statement of
                     income (unaudited), first quarters ended
                     March 31, 1995 and 1994                         4

                     Condensed consolidated statement of
                     cash flows (unaudited), first quarters
                     ended March 31, 1995 and 1994                   5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K

                     (a)Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are filed
                        as part of this report                      14

                     (b)Reports on Form 8-K                         17


       Signature                                                    18

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     (In millions of dollars)                March 31, 1995    December 31, 1994
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   198.2           $   179.9
     Accounts receivable                           320.7               348.1
     Notes receivable                               30.7                31.2
     Inventories, at cost, not in excess
       of market                                    52.3                50.5
     Prepaid expenses and other current
       assets                                      138.3               131.0
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     740.2               740.7
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,108.1             1,039.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            15,895.0            15,184.6
     Accumulated depreciation and
       amortization                             (4,048.2)           (3,856.2)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            11,846.8            11,328.4
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         518.4               483.1
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $14,213.5           $13,591.9
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   433.6           $ 1,046.9
     Accounts payable                              387.5               509.4
     Income taxes                                   94.2                25.0
     Accrued interest                              123.9               107.7
     Other accrued liabilities                     453.1               394.0
     Current maturities of long-term debt           66.2               368.3
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,558.5             2,451.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              3,986.4             2,935.4
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          650.6               422.8
     DEFERRED INCOME TAXES                         771.4               840.8
     COMMON EQUITY PUT OPTIONS                                          56.2
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 11.2 million                       673.2               674.2
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    300.1               286.0
     Guarantee of ESOP notes                      (234.2)             (234.4)
     Retained earnings                           8,853.0             8,625.9
     Foreign currency translation
       adjustment                                  (50.4)             (114.9)
     ---------------------------------------------------------------------------
                                                 9,634.0             9,329.1
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       135.5 and 136.6 million shares           (2,387.4)           (2,443.7)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             7,246.6             6,885.4
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $14,213.5           $13,591.9
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 (In millions of dollars, except                              Quarters Ended
  per common share data)                                         March 31
                                                             1995        1994
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
  restaurants                                              $1,511.6    $1,244.7
 Revenues from franchised
  restaurants                                                 649.7       551.3
 ------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,161.3     1,796.0
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants                               1,233.2     1,017.4
 Franchised restaurants-
  occupancy costs                                             118.2       100.4
 General, administrative and
  selling expenses                                            275.4       239.5
 Other operating (income)
  expense-net                                                 (12.2)      (20.4)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                                           1,614.6     1,336.9
 ------------------------------------------------------------------------------
 OPERATING INCOME                                             546.7       459.1
 ------------------------------------------------------------------------------
 Interest expense                                              81.0        71.8
 Nonoperating income
  (expense)-net                                               (30.6)       (9.9)
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                435.1       377.4
 ------------------------------------------------------------------------------
 Provision for income taxes                                   154.4       134.0
 ------------------------------------------------------------------------------
 NET INCOME                                                $  280.7    $  243.4
 ==============================================================================
 NET INCOME PER COMMON SHARE                               $    .39    $    .33
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE                                $    .06    $  .0538
 ------------------------------------------------------------------------------

 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                Quarters ended
                                                                   March 31
 (In millions of dollars)                                       1995      1994
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                    $280.7    $243.4
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization                                168.8     147.9
   Changes in operating working
   capital items                                                (72.3)    (13.3)
   Other                                                         28.6      (1.2)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                                405.8     376.8
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures                           (347.7)   (260.2)
 Purchases and sales of restaurant
 businesses and sales of other property                           8.1       8.0
 Other                                                           (8.1)     (4.7)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                        (347.7)   (256.9)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments                              10.1     (73.4)
 Treasury stock purchases                                        (6.9)    (27.9)
 Common and preferred stock dividends                           (54.6)    (50.8)
 Other                                                           11.6      14.5
 -------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                         (39.8)   (137.6)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                                      18.3     (17.7)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                                         179.9     185.8
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD                         $198.2    $168.1
 ===============================================================================
 See accompanying Financial comments.
 /TABLE

     FINANCIAL COMMENTS (UNAUDITED)

     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1994 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.
          The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $11.9 and $11.8 million for the first quarters of 1995 and 1994, respectively. Adjusted net income was divided by the weighted average shares of common stock outstanding: 694.3 and 707.5 million for the first quarters ended March 31, 1995 and 1994, respectively. The effect of potentially dilutive securities was not material.

     COMMON EQUITY PUT OPTIONS
     During November and December 1994, the Company sold 2.0 million common equity put options which expired unexercised in the first quarter of 1995. At December 31, 1994, the $56.2 million exercise price of these options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

     LINE OF CREDIT AGREEMENT
     Effective April 19, 1995, the Company cancelled its existing $700.0 million line of credit agreement, which remained unused at March 31, 1995, and entered into a new $675.0 million five-year revolving credit agreement with various banks. Accordingly, $675.0 million of notes maturing within one year have been reclassified as long-term debt. The new five-year agreement provides for fees of .07% per annum on the total commitment and expires April 19, 2000.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1994



     (Dollars in millions, except                              First Quarter
      per common share data)                                  Ended March 31
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                                       $962.4       17%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                                          $266.9       21%
     Revenues from franchised
       restaurants                                            98.4       18
     -------------------------------------------------------------------------
       TOTAL REVENUES                                        365.3       20
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants                            215.8       21
     Franchised restaurants-
       occupancy costs                                        17.8       18
     General, administrative
       and selling expenses                                   35.9       15
     Other operating (income)
       expense-net                                             8.2      (40)
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                                          277.7       21
     -------------------------------------------------------------------------
     OPERATING INCOME                                         87.6       19
     -------------------------------------------------------------------------
     Interest expense                                          9.2       13
     Nonoperating income
       (expense)-net                                         (20.7)      NM
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                                           57.7       15
     -------------------------------------------------------------------------
     Provision for income taxes                               20.4       15
     -------------------------------------------------------------------------
     NET INCOME                                              $37.3       15%
     =========================================================================
     NET INCOME PER COMMON SHARE                             $ .06       18%
     -------------------------------------------------------------------------

     NM - Not Meaningful
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 15 and 18%, respectively. The three percentage point spread between the increases in net income and net income per common share reflected the impact of share repurchase. The Company has repurchased about $500 million of its common stock in connection with a three-year, $1 billion program announced in January 1994.
         Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants and satellites. The increase was due to expansion and higher sales at existing locations worldwide, aided by stronger foreign currencies.

     -----------------------------------------------------------------------
     LOCATIONS                                    Quarters ended March 31
                                                     1995           1994
     -----------------------------------------------------------------------
     RESTAURANT ADDITIONS
       U.S.                                            51             40
       Outside of the U.S.                            114             85
     -----------------------------------------------------------------------
          Total restaurant additions                  165            125
     -----------------------------------------------------------------------
     Total satellite additions                        138             71
     -----------------------------------------------------------------------
     UNDER CONSTRUCTION
       U.S.                                            99            107
       Outside of the U.S.                            228            128
     -----------------------------------------------------------------------
          Total restaurants                           327            235
     -----------------------------------------------------------------------

         Total revenues consist of sales by Company-operated restaurants and satellites, and fees from restaurants and satellites operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. The revenue increase reflected strong worldwide operating results.

     -----------------------------------------------------------------------
     CONSOLIDATED MARGINS                         Quarters ended March 31
                                                     1995           1994
     -----------------------------------------------------------------------
     As a percent of sales/revenues
     Franchised                                      81.8           81.8
     Company-operated                                18.4           18.3
     -----------------------------------------------------------------------
     In millions of dollars
     Franchised                                    $531.5         $450.9
     Company-operated                               278.4          227.3
     -----------------------------------------------------------------------

         Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. Company-operated margins as a percent of sales improved slightly; as a percent of sales, food and paper and payroll costs increased, while occupancy and other operating costs declined.

         The increase in general, administrative and selling expenses was primarily due to strategic global spending to support the convenience and value strategies and stronger foreign currencies.
         Other operating transactions relate to franchising and the foodservice business, the details of which are shown below. The other category in 1995 included higher provisions for property dispositions.

     ------------------------------------------------------------------------
     OTHER OPERATING TRANSACTIONS                    Quarters ended March 31
     In millions of dollars                            1995           1994
     ------------------------------------------------------------------------
     Gains on sales of restaurant businesses         $(11.9)        $(17.4)
     Equity in earnings of unconsolidated
     affiliates                                       (19.2)         (10.9)
     Other                                             18.9            7.9
     ------------------------------------------------------------------------
     Other operating (income) expense-net            $(12.2)        $(20.4)
     ========================================================================

         The increase in consolidated operating income primarily reflected higher combined operating margins and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
         Interest expense increased due to higher debt levels and stronger foreign currencies, partially offset by lower average interest rates.
         Nonoperating income (expense) was impacted by higher losses on investments and higher minority interest charges.
         The effective income tax rate was 35.5% in the first quarters of 1995 and 1994, compared to 35.1% for the year 1994.

     U.S. OPERATING RESULTS
     U.S. sales grew due to expansion and higher sales at existing restaurants. Positive comparable sales were achieved in both periods of 1995 and 1994 through an emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier program. Additionally in this quarter, programs such as 95 cents Big Mac/Egg McMuffin in January, 95 cents Double Cheeseburger/Sausage McMuffin with Egg in February, as well as 99 cents Bacon Double Cheeseburger/Bacon, Egg & Cheese Biscuit and Bacon Cheddar LT as Taste of the Month in March, generated incremental transactions.

     -----------------------------------------------------------------------
     U.S. OPERATING RESULTS                       Quarters ended March 31
                                                     1995           1994
     -----------------------------------------------------------------------
     Percent increase
     Sales                                              8              6
     Revenues                                           9              6
     Operating income                                   4              5
     -----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                        16.3           17.7
     Franchised margins                              82.4           82.2
     -----------------------------------------------------------------------

         The increase in U.S. operating income was driven by higher franchised margin dollars, partially offset by higher general, administrative and selling expenses. Company-operated margin dollars were relatively flat; the decline as a percent of sales resulted from higher food and payroll costs associated with the programs described above. The improvements in franchised margin dollars and as a percent of revenues were due to sales growth.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Sales outside of the U.S. rose due to expansion, stronger foreign currencies and higher sales at existing restaurants. Comparable sales on a local currency basis were positive in both periods of 1995 and 1994.

     -----------------------------------------------------------------------
     OPERATING RESULTS                            Quarters ended March 31
     OUTSIDE OF THE U.S.                             1995           1994
     -----------------------------------------------------------------------
     Percent increase
     Sales                                             30             14
     Revenues                                          33             12
     Operating income                                  38             19
     -----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                        19.9           18.8
     Franchised margins                              81.0           81.0
     -----------------------------------------------------------------------

         All geographic segments reported excellent gains in operating results. Noteworthy achievements were evident in Canada; Australia, Singapore, Taiwan and Japan in Asia/Pacific; France, Germany, England, the Netherlands and Switzerland in Europe/Africa/Middle East; and Brazil in Latin America. Transactions, sales and profits have improved notably in Japan in this quarter. Results in Mexico continued to be impacted by the economy and currency devaluation; however, we believe this market offers long-term potential for McDonald's.
         The increase in operating income outside of the U.S. resulted from expansion, higher combined operating margins and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
         The improvement in Company-operated margins as a percent of sales reflected better operating performance, principally in Brazil. The improvement in franchised margin dollars reflected better sales and stronger foreign currencies.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     The Deutsche Mark, French Franc, British Pound Sterling, Australian Dollar and Japanese Yen represented the foreign currencies which significantly contributed to the impact on reported results for the first quarter of 1995. If exchange rates had remained at 1994 levels, reported results would have been as follows:

        ---------------------------------------------------------------
        FOREIGN CURRENCY IMPACT        Quarter ended March 31, 1995
        Dollars in millions            Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales          $6,671.6    17%     $6,431.4    13%
        Operating income             546.7    19         522.1    14
        Net income                   280.7    15         271.0    11
        ---------------------------------------------------------------

         While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and selectively hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations for the first quarter increased 8% and was affected by a significant reduction of current liabilities. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures and dividends. In connection with accelerated expansion, U.S. capital expenditures increased 27% and capital expenditures outside of the U.S. increased 39% in the first quarter.

     FIRST QUARTER HIGHLIGHTS

     OPERATING RESULTS
     -------------------------------------------------------------------------
     Dollars in millions, except                             Quarters Ended
      per common share data                                     March 31
                                                            1995        1994
     -------------------------------------------------------------------------
     Systemwide sales                                     $6,671.6    $5,709.2
     -------------------------------------------------------------------------
     U.S. sales                                           $3,604.6    $3,346.4
       Operated by franchisees                             2,836.0     2,684.9
       Operated by the Company                               622.3       575.3
       Operated by affiliates                                146.3        86.2
     -------------------------------------------------------------------------
     Sales outside of the U.S.                            $3,067.0    $2,362.8
       Operated by franchisees                             1,450.0     1,108.1
       Operated by the Company                               889.3       669.4
       Operated by affiliates                                727.7       585.3
     -------------------------------------------------------------------------
     Total revenues                                       $2,161.3     1,796.0
       U.S.                                                1,013.9       933.0
       Outside of the U.S.                                 1,147.4       863.0
     -------------------------------------------------------------------------
     Operating income*                                    $  546.7    $  459.1
       U.S.                                                  269.4       260.0
       Outside of the U.S.                                   288.1       209.4
       Corporate                                             (10.8)      (10.3)
     -------------------------------------------------------------------------
     Income before provision for
     income taxes                                         $  435.1    $  377.4
     Net income                                              280.7       243.4
     Net income per common share                               .39         .33
     -------------------------------------------------------------------------
     Cash provided by operations                          $  405.8    $  376.8
     -------------------------------------------------------------------------
    * 1994 operating income has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and now includes an additional corporate category which is not allocated.
     /TABLE

     RESTAURANTS

     -------------------------------------------------------------------------
                                                    At March 31, 1995     1994
     -------------------------------------------------------------------------
     Systemwide restaurants                                    15,370   14,118
     -------------------------------------------------------------------------
     U.S. restaurants                                           9,795    9,323
       Operated by franchisees                                  7,813    7,628
       Operated by the Company                                  1,563    1,458
       Operated by affiliates                                     419      237
     -------------------------------------------------------------------------
     Restaurants outside of the U.S.                            5,575    4,795
       Operated by franchisees                                  2,664    2,258
       Operated by the Company                                  1,580    1,283
       Operated by affiliates                                   1,331    1,254
     -------------------------------------------------------------------------
     /TABLE

                                    PART II


     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) - Exhibits
     --------------

     Exhibit Number                Description
     --------------                -----------

          (3) Restated Certificate of Incorporation and By-Laws, dated as of November 15, 1994, incorporated herein by reference from
               Exhibit 3 of Form 10-K for the year ended December 31, 1994.

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

                    (iv) Medium-Term Notes, Series C, due from nine months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement, SEC file no. 33-34762 dated May 14, 1990.

                    (v) Medium-Term Notes, Series C, due from nine months (U.S. issue)/184 days (Euro issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

     Exhibit Number                     Description
     --------------                     -----------

                    (vi) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by reference from Exhibit (4) of Form 8-K dated April 22, 1991.

                    (vii) Medium-Term Notes, Series D, due from nine
                          months (U.S. issue)/184 days (Euro issue) to 60 years from Date of Issue. Supplemental
                          Indenture No. 18 incorporated herein by
                          reference from Exhibit 4(b) of  Form S-3
                          Registration Statement, SEC file no. 33-42642 dated September 10, 1991.

                    (viii)7-3/8% Notes due July 15, 2002. Form of
                          Supplemental Indenture No. 19 incorporated herein by reference from Exhibit (4) of Form 8-K dated July 10, 1992.

                    (ix) 6-3/4% Notes due February 15, 2003. Form of Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.

                    (x) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated July 15, 1993.

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

                    (i) Amendment No. 1 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated May 25, 1989.

                    (ii) Amendment No. 2 to Rights Agreement incorporated
                         herein by reference from Exhibit 1 of Form 8-K dated July 25, 1990.

               (d) Indenture and Supplemental Indenture No. 1 dated as of September 8, 1989, between McDonald's Matching and Deferred Stock Ownership Trust, McDonald's Corporation and Pittsburgh National Bank in connection with SEC Registration Statement Nos. 33-28684 and 33-28684-01, incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 14, 1989.

     Exhibit Number                     Description
     --------------                     -----------

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

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

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) Stock Sharing Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

     Exhibit Number                     Description
     --------------                     -----------

               (f) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from exhibit pages 20-34 of McDonald's 1992 Proxy Statement and Notice of 1992 Annual Meeting of Shareholders dated April 10, 1992*.

               (g) McDonald's Corporation Deferred Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

      (11) Statement re:  Computation of per share earnings.

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

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed for the first quarter covered by this report, and subsequently up to May 12, 1995.

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




       May 12, 1995
     ----------------
          (Date)