Form 10-Q
period 1995-06-30
MCDONALDS CORP
filed 1995-08-11
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995

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

                                     693,998,345
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of June 30, 1995)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     June 30, 1995 (unaudited) and
                     December 31, 1994                               3

                     Condensed consolidated statement of
                     income (unaudited), six months and
                     second quarters ended June 30, 1995
                     and 1994                                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), six months and
                     second quarters ended June 30, 1995
                     and 1994                                        5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 4 - Submission of Matters to a Vote
                           of Security Holders                      14

                  Item 6 - Exhibits and Reports on Form 8-K         15

                     (a)Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are filed
                        as part of this report                      15

                     (b)Reports on Form 8-K                         18


       Signature                                                    19

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     Dollars in millions                     June 30, 1995     December 31, 1994
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   319.0           $   179.9
     Accounts receivable                           394.1               348.1
     Notes receivable                               32.9                31.2
     Inventories, at cost, not in excess
       of market                                    53.5                50.5
     Prepaid expenses and other current
       assets                                      147.3               131.0
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     946.8               740.7
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,120.4             1,039.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            16,195.6            15,184.6
     Accumulated depreciation and
       amortization                             (4,128.7)           (3,856.2)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            12,066.9            11,328.4
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         523.4               483.1
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $14,657.5           $13,591.9
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   654.4           $ 1,046.9
     Accounts payable                              433.7               509.4
     Income taxes                                   58.6                25.0
     Accrued interest                              104.9               107.7
     Other accrued liabilities                     426.3               394.0
     Current maturities of long-term debt          208.5               368.3
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,886.4             2,451.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              3,976.7             2,935.4
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                            660.0               422.8
     DEFERRED INCOME TAXES                         762.5               840.8
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES                           7,285.6             6,650.3
     ---------------------------------------------------------------------------
     COMMON EQUITY PUT OPTIONS                      52.8                56.2
     ---------------------------------------------------------------------------
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 11.1 and 11.2 million              542.9               674.2
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    313.5               286.0
     Guarantee of ESOP notes                      (233.9)             (234.4)
     Retained earnings                           9,174.2             8,625.9
     Foreign currency translation
       adjustment                                  (58.1)             (114.9)
     Common stock in treasury, at cost;
       136.3 and 136.6 million shares           (2,511.8)           (2,443.7)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             7,319.1             6,885.4
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $14,657.5           $13,591.9
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 Dollars in millions, except         Six Months Ended         Quarters Ended
 per common share data                    June 30                 June 30
                                     1995        1994        1995        1994
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
 restaurants                       $3,239.4    $2,654.0    $1,727.8    $1,409.3
 Revenues from franchised
 restaurants                        1,389.5     1,171.3       739.8       620.0
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   4,628.9     3,825.3     2,467.6     2,029.3
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       2,622.9     2,146.0     1,389.7     1,128.6
 Franchised restaurants-
  occupancy costs                     246.0       206.0       127.8       105.6
 General, administrative and
  selling expenses                    580.8       496.5       305.4       257.0
 Other operating (income)
  expense-net                         (53.9)      (50.7)      (41.7)      (30.3)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   3,395.8     2,797.8     1,781.2     1,460.9
 ------------------------------------------------------------------------------
 OPERATING INCOME                   1,233.1     1,027.5       686.4       568.4
 ------------------------------------------------------------------------------
 Interest expense                     166.4       145.4        85.4        73.6
 Nonoperating income
 (expense)-net                        (46.7)       (8.2)      (16.1)        1.7
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
 INCOME TAXES                       1,020.0       873.9       584.9       496.5
 ------------------------------------------------------------------------------
 Provision for income taxes           359.6       308.2       205.2       174.2
 ------------------------------------------------------------------------------
 NET INCOME                        $  660.4    $  565.7    $  379.7    $  322.3
 ==============================================================================
 NET INCOME PER COMMON SHARE       $    .90    $    .77    $    .52    $    .44
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1275    $  .1138    $  .0675    $    .06
 ------------------------------------------------------------------------------

 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                           Six Months Ended     Quarters Ended
                                               June 30              June 30
 Dollars in millions                        1995      1994      1995      1994
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                $660.4    $565.7    $379.7    $322.3
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            345.9     296.5     177.1     148.6
   Changes in operating working
   capital items                            (80.7)    (69.4)     (8.4)    (56.1)
   Other                                     16.7     (23.7)    (11.9)    (22.5)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS            942.3     769.1     536.5     392.3
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures       (792.9)   (620.7)   (445.2)   (360.5)
 Purchases and sales of restaurant
 businesses and sales of other property      20.2      38.0      12.1      30.0
 Other                                      (84.5)     (3.0)    (76.4)      1.8
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES    (857.2)   (585.7)   (509.5)   (328.7)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments         226.8      48.4     216.7     121.7
 Treasury stock purchases                   (89.1)   (187.9)    (82.2)   (160.0)
 Common and preferred stock dividends      (114.4)   (106.2)    (59.8)    (55.4)
 Other                                       30.7      23.9      19.1       9.4
 -------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                    54.0    (221.8)     93.8     (84.3)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                 139.1     (38.4)    120.8     (20.7)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                     179.9     185.8     198.2     168.1
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $319.0    $147.4    $319.0    $147.4
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

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $23.8 and $23.7 million for the first six months of 1995 and 1994, and $11.9 and $11.8 million for the second quarters of 1995 and 1994, respectively. In addition, net income available to common shareholders for 1995 periods was reduced by $3.9 million for the one-time effect of the Company's exchange of Series E Cumulative Preferred Stock for subordinated debt securities which was completed on June 30, 1995. Adjusted net income was divided by the weighted average shares of common stock outstanding: 700.2 and 706.1 million for the six months ended June 30, 1995 and 1994, and 700.1 and 704.7 million for the second quarters of 1995 and 1994, respectively. The effect of potentially dilutive securities was not material.

     COMMON EQUITY PUT OPTIONS
     During November and December 1994, the Company sold 2.0 million common equity put options which expired unexercised in the first quarter of 1995. During May and June 1995, the Company sold 1.5 million common equity put options which are exercisable in August and September 1995. The total exercise prices of $56.2 and $52.8 million at December 31, 1994 and June 30, 1995, respectively, were classified in common equity put options, and the related offsets were recorded in common stock in treasury, net of premiums received.

     PREFERRED STOCK
     On June 26, 1995, the Company gave notice of its plan to redeem 3,115,029 shares of Series B ESOP Convertible Preferred Stock and 4,464,055 shares of its Series C ESOP Convertible Preferred Stock for common stock on August 14, 1995. Prior to the redemption, each Series B and Series C Preferred Share is convertible into .7692 and .8 share of common stock, respectively.

     LINE OF CREDIT AGREEMENT
     Effective April 19, 1995, the Company cancelled its existing $700.0 million line of credit agreement and entered into a new $675.0 million five-year revolving credit agreement with various banks. Accordingly, $675.0 million of notes maturing within one year have been reclassified as long-term debt. In June 1995, the Company entered into an additional $25.0 million line of credit agreement with various banks for a renewable term of 364 days. Both agreements remained unused at June 30, 1995, and provide for fees of .07% per annum on the total commitment.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1994



     Dollars in millions, except           Six Months         Second Quarter
     per common share data                Ended June 30        Ended June 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                  $2,233.5     18%     $1,271.1     20%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                     $  585.4     22%     $  318.5     23%
     Revenues from franchised
       restaurants                        218.2     19         119.8     19
     -------------------------------------------------------------------------
       TOTAL REVENUES                     803.6     21         438.3     22
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         476.9     22         261.1     23
     Franchised restaurants-
       occupancy costs                     40.0     19          22.2     21
     General, administrative
       and selling expenses                84.3     17          48.4     19
     Other operating (income)
       expense-net                         (3.2)     6         (11.4)    38
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       598.0     21         320.3     22
     -------------------------------------------------------------------------
     OPERATING INCOME                     205.6     20         118.0     21
     -------------------------------------------------------------------------
     Interest expense                      21.0     14          11.8     16
     Nonoperating income
       (expense)-net                      (38.5)   N/M         (17.8)   N/M
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                       146.1     17          88.4     18
     -------------------------------------------------------------------------
     Provision for income taxes            51.4     17          31.0     18
     -------------------------------------------------------------------------
     NET INCOME                           $94.7     17%        $57.4     18%
     =========================================================================
     NET INCOME PER COMMON SHARE          $ .13     17%        $ .08     18%
     -------------------------------------------------------------------------

     NM - Not Meaningful
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 17 and 18% for the six months and quarter, respectively. As of June 30, 1995, the Company had repurchased about $600 million of its common stock in connection with a three-year, $1 billion program announced in January 1994.
         Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants and satellites. The increases were due to expansion and higher sales at existing locations worldwide, aided by stronger foreign currencies.

     ----------------------------------------------------------------------
     LOCATIONS                            Six Months Ended   Quarters Ended
                                               June 30           June 30
                                            1995     1994     1995     1994
     ----------------------------------------------------------------------
     ADDITIONS
       U.S.                                  184      142      133      102
       Outside of the U.S.                   318      223      204      138
     ----------------------------------------------------------------------
          Total restaurant additions         502      365      337      240
     ----------------------------------------------------------------------
       Total satellite additions             332      183      194      112
     ----------------------------------------------------------------------
                                              At June 30
     ----------------------------------------------------------------------
     UNDER CONSTRUCTION
       U.S.                                  130      115
       Outside of the U.S.                   260      215
     ----------------------------------------------------------------------
          Total restaurants                  390      330
     ----------------------------------------------------------------------

         Total revenues consist of sales by Company-operated restaurants and satellites, and fees from restaurants and satellites operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. The increases reflected strong worldwide operating results.
         Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. Franchised margins as a percent of revenues declined slightly for both periods, reflecting a higher proportion of leased sites resulting from expansion and satellite development. Company-operated margins as a percent of sales declined slightly for both periods; as a percent of sales, food and paper costs increased, while payroll costs declined and occupancy and other operating costs remained flat.

     -----------------------------------------------------------------------
     CONSOLIDATED MARGINS                Six Months Ended    Quarters Ended
                                             June 30            June 30
                                          1995      1994     1995     1994
     -----------------------------------------------------------------------
     In millions of dollars
     Franchised                         $1,143.5    $965.3   $612.0   $514.4
     Company-operated                      616.5     508.0    338.1    280.7
     -----------------------------------------------------------------------
     As a percent of sales/revenues
     Franchised                             82.3      82.4     82.7     83.0
     Company-operated                       19.0      19.1     19.6     19.9
     -----------------------------------------------------------------------

         The increases in general, administrative and selling expenses were primarily due to strategic global spending to support the convenience and value strategies and stronger foreign currencies.
         Other operating transactions relate to franchising and the foodservice business, the details of which are shown below. The increases occurred because of greater income from affiliates, principally Japan, offset in part by higher provisions for property dispositions which were included in the other category.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)         Six Months Ended       Quarters Ended
     EXPENSE-NET                          June 30               June 30
     In millions of dollars           1995        1994       1995      1994
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                      $(28.4)    $(30.4)    $(16.5)    $(13.0)
     Equity in earnings of
     unconsolidated affiliates        (47.7)     (18.3)     (28.5)      (7.4)
     Other                             22.2       (2.0)       3.3       (9.9)
     ------------------------------------------------------------------------
     Other operating (income)
     expense-net                     $(53.9)    $(50.7)    $(41.7)    $(30.3)
     ========================================================================

         The increases in consolidated operating income primarily reflected higher combined operating margins and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
         The increases in interest expense were due to stronger foreign currencies and higher debt levels, partially offset by lower average interest rates.
         Nonoperating income (expense) was impacted by higher losses on investments and higher charges associated with minority interests.
         The effective income tax rate was 35.3% for the first six months of 1995 and 1994, compared to 35.1% for the year 1994.

     U.S. OPERATING RESULTS
     Expansion and higher sales at existing restaurants were responsible for driving U.S. sales. Positive comparable sales were achieved in all comparable periods of 1995 and 1994 through an emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program. Additionally in 1995, programs such as 95 cents Big Mac/Egg McMuffin in January, 95 cents Double Cheeseburger/Sausage McMuffin with Egg in February, various offerings as Taste of the Month, the Monopoly promotion in May, and the Batman Forever promotion featuring the Super Hero Burger in June contributed to higher sales.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS               Six Months Ended   Quarters Ended
                                               June 30           June 30
                                            1995     1994     1995     1994
     ----------------------------------------------------------------------
     Percent increase
     Sales                                     8        6        9        5
     Revenues                                  9        6        9        6
     Operating income                          3        8        3        9
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins               17.6     19.3     18.7     20.6
     Franchised margins                     82.8     83.0     83.2     83.6
     ----------------------------------------------------------------------

         The increases in U.S. operating income were driven by higher franchised margin dollars, partially offset by higher general, administrative and selling expenses. Company-operated margin dollars were relatively flat for both periods. The decline as a percent of sales resulted primarily from higher payroll costs due to higher average hourly wages, and increased staffing levels designed to improve customer satisfaction. Higher franchised margin dollars were the direct result of expansion and improved sales trends.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Expansion, stronger foreign currencies and higher sales at existing restaurants were responsible for driving sales outside of the U.S. Comparable sales on a local currency basis were positive in all comparable periods of 1995 and 1994.

     ----------------------------------------------------------------------
     OPERATING RESULTS                    Six Months Ended   Quarters Ended
     OUTSIDE OF THE U.S.                       June 30           June 30
                                            1995     1994     1995     1994
     ----------------------------------------------------------------------
     Percent increase
     Sales                                    34       11       37        9
     Revenues                                 34       11       35       11
     Operating income                         41       15       44       12
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins               20.1     19.0     20.2     19.3
     Franchised margins                     81.5     81.4     82.0     81.8
     ----------------------------------------------------------------------

         All geographic segments reported excellent operating results, and results for the following markets were noteworthy: Canada; Australia, Hong Kong, Taiwan and Japan in Asia/Pacific; France, Germany, England and Spain in Europe/Africa/Middle East; and Brazil in Latin America. Transactions, sales and profits have improved notably in France, England, Germany, Japan and Brazil in 1995. Results in Mexico continued to be impacted by the economy and currency devaluation; however, we continue to believe this market offers long-term potential for McDonald's.
         The increase in operating income outside of the U.S. resulted from expansion, higher comparable sales, higher combined operating margins and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
         The improvement in Company-operated margins as a percent of sales reflected better operating performance, principally in Brazil. The increase in operating margin dollars occurred because of better sales and stronger foreign currencies.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     The Deutsche Mark, French Franc, British Pound Sterling and Japanese Yen represented the foreign currencies which significantly contributed to the impact on reported results for 1995. If exchange rates had remained at 1994 levels, reported results would have been as follows:

        ---------------------------------------------------------------
        FOREIGN CURRENCY IMPACT       Six Months Ended June 30, 1995
        Dollars in millions            Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales         $14,312.9    18%    $13,720.4    14%
        Operating income           1,233.1    20       1,175.8    14
        Net income                   660.4    17         635.6    12
        ---------------------------------------------------------------
                                       Quarter Ended June 30, 1995
                                       Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales          $7,641.3    20%     $7,289.0    14%
        Operating income             686.4    21         653.7    15
        Net income                   379.7    18         364.6    13
        ---------------------------------------------------------------

         While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations for the six months increased 23%. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments and dividends. In connection with accelerated expansion, U.S. capital expenditures increased 15% and capital expenditures outside of the U.S. increased 39% in the first six months.
         In June, the Company completed an exchange for $130 million of its Series E Cumulative Preferred Stock for subordinated debt securities.

     SIX MONTHS AND SECOND QUARTER HIGHLIGHTS

     OPERATING RESULTS
     ---------------------------------------------------------------------------
     In millions of dollars,         Six Months Ended         Quarters Ended
     except per common share data         June 30                 June 30
                                     1995        1994        1995        1994
     ---------------------------------------------------------------------------
     Systemwide sales             $14,312.9   $12,079.4    $7,641.3    $6,370.2
     ---------------------------------------------------------------------------
     U.S. sales                     7,750.9     7,166.7     4,146.3     3,820.3
       Operated by franchisees      6,093.6     5,749.5     3,257.6     3,064.6
       Operated by the Company      1,333.6     1,229.4       711.3       654.1
       Operated by affiliates         323.7       187.8       177.4       101.6
     ---------------------------------------------------------------------------
     Sales outside of the U.S.      6,562.0     4,912.7     3,495.0     2,549.9
       Operated by franchisees      3,111.8     2,332.0     1,661.8     1,223.9
       Operated by the Company      1,905.8     1,424.6     1,016.5       755.2
       Operated by affiliates       1,544.4     1,156.1       816.7       570.8
     ---------------------------------------------------------------------------
     Total revenues                 4,628.9     3,825.3     2,467.6     2,029.3
       U.S.                         2,174.5     1,993.3     1,160.6     1,060.3
       Outside of the U.S.          2,454.4     1,832.0     1,307.0       969.0
     ---------------------------------------------------------------------------
     Operating income*              1,233.1     1,027.5       686.4       568.4
       U.S.                           614.2       595.9       344.8       335.9
       Outside of the U.S.            641.3       454.0       353.2       244.6
       Corporate                      (22.4)      (22.4)      (11.6)      (12.1)
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                   1,020.0       873.9       584.9       496.5
     Net income                       660.4       565.7       379.7       322.3
     Net income per common share        .90         .77         .52         .44
     ---------------------------------------------------------------------------
     Cash provided by operations      942.3       769.1       536.5       392.3
     ---------------------------------------------------------------------------
     *1994 operating income has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and now includes an additional corporate category which is not allocated.
     /TABLE

     RESTAURANTS

     -------------------------------------------------------------------------
                                                     At June 30, 1995     1994
     -------------------------------------------------------------------------
     Systemwide restaurants                                    15,707   14,358
     -------------------------------------------------------------------------
     U.S. restaurants                                           9,928    9,425
       Operated by franchisees                                  7,902    7,694
       Operated by the Company                                  1,598    1,482
       Operated by affiliates                                     428      249
     -------------------------------------------------------------------------
     Restaurants outside of the U.S.                            5,779    4,933
       Operated by franchisees                                  2,770    2,351
       Operated by the Company                                  1,642    1,408
       Operated by affiliates                                   1,367    1,174
     -------------------------------------------------------------------------
     /TABLE

                                    PART II


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     (a)   The Annual Meeting of Shareholders was held on May 26, 1995.

     (b)   Not Applicable.

     (c)   At the Annual Meeting, the shareholders:

           (i) Voted to elect six directors to serve until the 1998 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:

                     Director                For            Withheld
                     --------                ---            --------

                 Jack M. Greenberg       597,060,913       4,188,752
                 Donald G. Lubin         596,901,919       4,347,746
                 Andrew J. McKenna       596,911,957       4,337,708
                 Edward H. Rensi         597,867,062       3,382,603
                 Roger W. Stone          598,611,623       2,638,042
                 Robert N. Thurston      598,722,480       2,527,185

           (ii) Voted upon the adoption of the Non-Employee Director Stock Option Plan (the "Option Plan"). The Option Plan was approved by a vote of the shareholders as follows:

                 FOR:        552,952,099
                 AGAINST:     43,105,270
                 ABSTAIN:      5,192,296

           (iii) Voted upon the approval of the Amended and Restated 1992 Stock Ownership Incentive Plan (the "1992 Plan"). The 1992 Plan was approved by a vote of shareholders as follows:

                 FOR:        467,740,326
                 AGAINST:    128,853,103
                 ABSTAIN:      4,656,236

     (d)   Not Applicable.

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

                    (v) Medium-Term Notes, Series C, due from nine months (U.S. issue)/184 days (Euro issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended June 30, 1991.

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

                    (xi) Medium-Term Notes, Series E, due from nine months to 60 years from date of issue. Form of Supplemental Indenture No. 22, attached hereto as an Exhibit.

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

                    (i) Amendment No. 1 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated May 25, 1989.

                    (ii) Amendment No. 2 to Rights Agreement incorporated
                         herein by reference from Exhibit 1 of Form 8-K dated July 25, 1990.

     Exhibit Number                Description
     --------------                -----------

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

               (f) 8.35% Subordinated Deferrable Interest Debentures due 2025. Indenture incorporated herein by reference from
                    Exhibit 99.1 of Schedule 13E-4/A Amendment No. 2 dated July 14, 1995.

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

                    (i) Amendment No. 1 to McDonald's 1989 Equalization Plan, incorporated herein by reference from Form 10-Q for the period ended June 30, 1993.

                    (ii) Amendment No. 2 to McDonald's 1989 Equalization
                         Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

                    (iii)Amendment No. 1 to McDonald's Supplemental
                         Employee Benefit Equalization Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1993.

     Exhibit Number                Description
     --------------                -----------

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

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) Stock Sharing Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (f) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Exhibit B on pages 29-41 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995*.

               (g) McDonald's Corporation Deferred Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (h) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

      (11) Statement re:  Computation of per share earnings.

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

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed for the second quarter covered by this report, and subsequently up to August 11, 1995.

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




      August 11, 1995
     ----------------
          (Date)