Form 10-Q
period 1995-09-30
MCDONALDS CORP
filed 1995-11-13
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1995

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

                                     696,278,630
                          ---------------------------------
                          (Number of shares of common stock
                        outstanding as of September 30, 1995)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     September 30, 1995 (unaudited) and
                     December 31, 1994                               3

                     Condensed consolidated statement of
                     income (unaudited), nine months and
                     third quarters ended September 30, 1995
                     and 1994                                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), nine months and
                     third quarters ended September 30, 1995
                     and 1994                                        5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 8

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K         15

                     (a)Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are filed
                        as part of this report                      15

                     (b)Reports on Form 8-K                         19


       Signature                                                    20

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     Dollars in millions                   September 30, 1995  December 31, 1994
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   317.6           $   179.9
     Accounts receivable                           356.2               348.1
     Notes receivable                               31.6                31.2
     Inventories, at cost, not in excess
       of market                                    50.6                50.5
     Prepaid expenses and other current
       assets                                      157.3               131.0
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     913.3               740.7
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,100.4             1,039.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            16,601.3            15,184.6
     Accumulated depreciation and
       amortization                             (4,241.6)           (3,856.2)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            12,359.7            11,328.4
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         528.3               483.1
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $14,901.7           $13,591.9
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   706.1           $ 1,046.9
     Accounts payable                              426.4               509.4
     Income taxes                                  106.9                25.0
     Accrued interest                              108.2               107.7
     Other accrued liabilities                     454.8               394.0
     Current maturities of long-term debt          135.3               368.3
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,937.7             2,451.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              3,978.7             2,935.4
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                            665.0               422.8
     DEFERRED INCOME TAXES                         787.0               840.8
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES                           7,368.4             6,650.3
     ---------------------------------------------------------------------------
     COMMON EQUITY PUT OPTIONS                      19.0                56.2
     ---------------------------------------------------------------------------
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 3.5 and 11.2 million               411.1               674.2
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    355.7               286.0
     Guarantee of ESOP notes                      (233.5)             (234.4)
     Retained earnings                           9,519.6             8,625.9
     Foreign currency translation
       adjustment                                  (68.7)             (114.9)
     Common stock in treasury, at cost;
       134.0 and 136.6 million shares           (2,562.2)           (2,443.7)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             7,514.3             6,885.4
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $14,901.7           $13,591.9
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 Dollars in millions, except         Nine Months Ended        Quarters Ended
 per common share data                 September 30            September 30
                                     1995        1994        1995        1994
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
 restaurants                       $5,051.3    $4,205.8    $1,811.9    $1,551.8
 Revenues from franchised
 restaurants                        2,157.7     1,844.9       768.2       673.6
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   7,209.0     6,050.7     2,580.1     2,225.4
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       4,070.9     3,377.3     1,448.0     1,231.3
 Franchised restaurants-
 occupancy expenses                   377.7       317.7       131.7       111.7
 General, administrative and
 selling expenses                     894.9       773.6       314.1       277.1
 Other operating (Income)
 expense-net                          (89.7)      (83.3)      (35.8)      (32.6)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   5,253.8     4,385.3     1,858.0     1,587.5
 ------------------------------------------------------------------------------
 OPERATING INCOME                   1,955.2     1,665.4       722.1       637.9
 ------------------------------------------------------------------------------
 Interest expense                     252.5       225.6        86.1        80.2
 Nonoperating income
 (expense)-net                        (73.2)      (24.8)      (26.5)      (16.6)
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
 INCOME TAXES                       1,629.5     1,415.0       609.5       541.1
 ------------------------------------------------------------------------------
 Provision for income taxes           569.0       499.5       209.4       191.3
 ------------------------------------------------------------------------------
 NET INCOME                        $1,060.5      $915.5      $400.1      $349.8
 ==============================================================================
 NET INCOME PER COMMON SHARE       $   1.46      $ 1.25      $  .56      $  .48
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1950      $.1738      $.0675      $.0600
 ------------------------------------------------------------------------------

 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                          Nine Months Ended     Quarters Ended
                                             September 30        September 30
 Dollars in millions                        1995      1994      1995      1994
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                              $1,060.5     $915.5    $400.1   $349.8
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            521.8      454.2     175.9    157.7
   Changes in operating working
   capital items                             72.3      (23.6)    153.0     45.8
   Other                                    (34.4)     (30.3)    (51.1)    (6.5)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS          1,620.2    1,315.8     677.9    546.8
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures     (1,380.7)  (1,022.6)   (587.8)  (401.9)
 Purchases and sales of restaurant
 businesses and sales of other property      72.5       63.9      52.3     25.9
 Other                                     (120.2)     (42.5)    (35.7)   (39.5)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES  (1,428.4)  (1,001.2)   (571.2)  (415.5)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments         350.3      161.3     123.5    113.0
 Treasury stock purchases                  (284.1)    (351.5)   (195.0)  (163.3)
 Common and preferred stock dividends      (170.6)    (161.0)    (56.2)   (54.8)
 Other                                       50.3       31.3      19.6      6.9
 -------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES     (54.1)    (319.9)   (108.1)   (98.2)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE              137.7       (5.3)     (1.4)    33.1
 (DECREASE)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of       179.9      185.8     319.0    147.4
 period
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $317.6     $180.5    $317.6   $180.5
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

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $31.8 and $35.5 million for the first nine months of 1995 and 1994, respectively, and $8.0 and $11.8 million for the third quarters of 1995 and 1994, respectively. In addition, net income available to common shareholders for the nine month period of 1995 was reduced by $3.9 million for the one-time effect of the Company's offer to exchange its Series E 7.72% Cumulative Preferred Stock for subordinated debt securities completed on June 30, 1995, and by an additional $.4 million for the effect of the Company's repurchase of additional Series E preferred stock in the third quarter. Adjusted net income was divided by the weighted average shares of common stock outstanding: 699.6 and 704.1 million for the nine months ended September 30, 1995 and 1994, respectively, and 698.4 and 699.9 million for the third quarters of 1995 and 1994, respectively. The effect of potentially dilutive securities was not material.

     COMMON EQUITY PUT OPTIONS
     During November and December 1994, the Company sold 2.0 million common equity put options which expired unexercised in the first quarter of 1995. During May and June 1995, the Company sold 1.5 million common equity put options which expired unexercised in August and September. During August 1995, the Company sold .5 million common equity put options of which .4 million were exercised and .1 million expired unexercised in October 1995. The total exercise prices of $56.2 and $19.0 million at December 31, 1994, and September 30, 1995, respectively, were classified in common equity put options, and the related offsets were recorded in common stock in treasury, net of premiums received.

     PREFERRED STOCK
     On June 26, 1995, the Company gave notice of its plan to redeem 3,115,029 shares of Series B ESOP Convertible Preferred Stock and 4,464,055 shares of Series C ESOP Convertible Preferred Stock on August 14, 1995. Prior to the redemption, each Series B and Series C ESOP Convertible Preferred Share was converted into .7692 and .8 share of common stock, respectively, issued from common stock in treasury.

     LINE OF CREDIT AGREEMENT
     Effective April 19, 1995, the Company cancelled its existing $700.0 million line of credit agreement and entered into a new $675.0 million five-year revolving credit agreement with various banks. Accordingly, $675.0 million of notes maturing within one year have been reclassified as long-term debt. In June 1995, the Company entered into an additional $25.0 million line of credit agreement with various banks for a renewable term of 364 days. Both agreements remained unused at September 30, 1995, and provide for fees of .07% per annum on the total commitment.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1994



     Dollars in millions, except           Nine Months         Third Quarter
     per common share data             Ended September 30   Ended September 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                  $3,156.1     17%       $922.6     13%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                     $  845.5     20%       $260.1     17%
     Revenues from franchised
       restaurants                        312.8     17          94.6     14
     -------------------------------------------------------------------------
       TOTAL REVENUES                   1,158.3     19         354.7     16
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         693.6     21         216.7     18
     Franchised restaurants-
       occupancy costs                     60.0     19          20.0     18
     General, administrative
       and selling expenses               121.3     16          37.0     13
     Other operating (income)
       expense-net                         (6.4)     8          (3.2)    10
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       868.5     20         270.5     17
     -------------------------------------------------------------------------
     OPERATING INCOME                     289.8     17          84.2     13
     -------------------------------------------------------------------------
     Interest expense                      26.9     12           5.9      7
     Nonoperating income
       (expense)-net                      (48.4)   N/M          (9.9)    60
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                       214.5     15          68.4     13
     -------------------------------------------------------------------------
     Provision for income taxes            69.5     14          18.1      9
     -------------------------------------------------------------------------
     NET INCOME                          $145.0     16%        $50.3     14%
     =========================================================================
     NET INCOME PER COMMON SHARE         $  .21     17%        $ .08     17%
     -------------------------------------------------------------------------

     NM - Not Meaningful
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 16 and 17% for the nine months, respectively; and 14 and 17% for the quarter, respectively. As of September 30, 1995, the Company had repurchased about $800.0 million of its common stock in connection with a three-year, $1.0 billion program announced in January 1994.
      Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. The increases were due to expansion and higher comparable sales, aided by stronger foreign currencies.

     ----------------------------------------------------------------------
     SYSTEMWIDE RESTAURANTS                  Nine Months        Quarters
                                                Ended             Ended
                                            September 30      September 30
                                            1995     1994     1995     1994
     ----------------------------------------------------------------------
     Traditional restaurants
       U.S.                                  326      280      142      138
       Outside of the U.S.                   568      392      250      169
     ----------------------------------------------------------------------
          Total traditional restaurant       894      672      392      307
          additions
     ----------------------------------------------------------------------
     Satellite restaurants
       U.S.                                  389      242      150      122
       Outside of the U.S.                   170      141       77       78
     ----------------------------------------------------------------------
          Total satellite restaurant         559      383      227      200
          additions
     ----------------------------------------------------------------------
     Systemwide restaurant additions       1,453    1,055      619      507
     ----------------------------------------------------------------------
                                          At September 30
     ----------------------------------------------------------------------
     Traditional restaurants under
     construction
       U.S.                                  203      170
       Outside of the U.S.                   313      279
     ----------------------------------------------------------------------
          Total traditional restaurants      516      449
     ----------------------------------------------------------------------

      Total revenues consist of sales by Company-operated restaurants, and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. The increases reflected strong worldwide operating results.
      Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. Franchised margins as a percent of revenues declined slightly for both periods, reflecting a higher proportion of leased sites resulting from accelerated expansion. Company-operated margins as a percent of sales declined for both periods; as a percent of sales, food and paper and occupancy and other operating costs increased, while payroll costs declined slightly.

     --------------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS      Nine Months Ended     Quarters Ended
                                           September 30         September 30
                                          1995       1994     1995       1994
     --------------------------------------------------------------------------
     In millions of dollars
     Franchised                         $1,780.0   $1,527.2   $636.5     $561.9
     Company-operated                      980.4      828.5    363.9      320.5
     --------------------------------------------------------------------------
     As a percent of sales/revenues
     Franchised                             82.5       82.8     82.9       83.4
     Company-operated                       19.4       19.7     20.1       20.7
     --------------------------------------------------------------------------

      The increases in general, administrative and selling expenses were primarily due to strategic global spending to support the convenience and value strategies and stronger foreign currencies.
      Other operating transactions relate to franchising and the foodservice business, the details of which are shown below. The increases occurred because of greater income from affiliates, principally Japan, offset by higher provisions for property dispositions included in the other category and lower gains on sales of restaurant businesses.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)        Nine Months Ended       Quarters Ended
     EXPENSE-NET                        September 30          September 30
     In millions of dollars           1995        1994       1995      1994
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                     $(45.0)     $(49.4)    $(16.6)   $(19.0)
     Equity in earnings of
     unconsolidated affiliates       (75.9)      (41.0)     (28.2)    (22.7)
     Other                            31.2         7.1        9.0       9.1
     ------------------------------------------------------------------------
     Other operating (income)
     expense-net                    $(89.7)     $(83.3)    $(35.8)   $(32.6)
     ========================================================================

      The increases in consolidated operating income primarily reflected higher combined operating margin dollars and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
      The increases in interest expense were due to higher debt levels and stronger foreign currencies, partially offset by lower average interest rates.
      Nonoperating income (expense) was impacted by higher losses on investments and higher charges associated with minority interests.
      The effective income tax rate was 34.9 and 35.3% for the first nine months of 1995 and 1994, respectively, compared to 35.1% for the year 1994.

     U.S. OPERATING RESULTS
     Expansion and higher comparable sales were responsible for driving U.S. sales. Positive comparable sales were achieved for the nine months of 1995 and for both comparable periods of 1994 through an emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program. Ongoing programs-Operation Mac Attack and Tastes of the Month-and promotions such as Monopoly in May contributed to higher sales in 1995.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS            Nine Months Ended    Quarters Ended
                                         September 30        September 30
                                        1995      1994      1995      1994
     ----------------------------------------------------------------------
     Percent increase
     Sales                                 7         5         5         5
     Revenues                              8         6         6         6
     Operating income                      3         6         2         3
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           17.8      19.3      18.3      19.4
     Franchised margins                 82.7      83.2      82.6      83.5
     ----------------------------------------------------------------------

      The increases in U.S. operating income were driven by higher franchised margin dollars, partially offset by higher general, administrative and selling expenses and a slight reduction in Company-operated margin dollars. The declines in Company-operated margins primarily resulted from higher payroll costs due to higher average hourly wages, and increased staffing levels designed to improve customer satisfaction. Higher franchised margin dollars were the result of expansion and for the nine months, improved comparable sales.


     OPERATING RESULTS OUTSIDE OF THE U.S.
     Expansion, stronger foreign currencies and higher comparable sales were responsible for driving sales outside of the U.S. Comparable sales on a local currency basis were positive in all comparable periods of 1995 and 1994.

     ----------------------------------------------------------------------
     OPERATING RESULTS                 Nine Months Ended    Quarters Ended
     OUTSIDE OF THE U.S.                 September 30        September 30
                                        1995      1994      1995      1994
     ----------------------------------------------------------------------
     Percent increase
     Sales                                30        15        24        20
     Revenues                             31        16        25        25
     Operating income                     34        19        25        25
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           20.5      20.0      21.2      21.6
     Franchised margins                 82.1      82.1      83.2      83.2
     ----------------------------------------------------------------------

      All geographic segments reported excellent operating results, and results for the following markets were noteworthy: Canada; Australia, Hong Kong, Taiwan, Japan and Philippines in Asia/Pacific; France, Germany, England and Spain in Europe; and Brazil in Latin America. Transactions, sales and profits have improved notably in France, England, Germany, Japan, Hong Kong and Brazil in 1995. Results in Mexico continued to be impacted by the economy and currency devaluation; however, we continue to believe this market offers long-term potential.
      The increases in operating income outside of the U.S. resulted from expansion, higher comparable sales, higher combined operating margins and stronger foreign currencies, partially offset by higher general, administrative and selling expenses.
      The improvement in Company-operated margins as a percent of sales for the nine months reflected higher food costs which were more than offset by a reduction in payroll and other costs; in addition, Brazil delivered better operating performance. The decline in this margin for the quarter was due to Brazil's improved performance beginning in the 1994 third quarter. The increases in combined operating margin dollars occurred because of better sales and stronger foreign currencies.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     The Deutsche Mark, French Franc, British Pound Sterling and Japanese Yen represented the foreign currencies which significantly contributed to the impact on reported results for both periods in 1995. If exchange rates had remained at 1994 levels, reported results would have been as follows:
        ---------------------------------------------------------------
        FOREIGN CURRENCY IMPACT    Nine Months Ended September 30, 1995
        Dollars in millions            Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales         $22,179.5    17%    $21,412.2    13%
        Operating income           1,955.2    17       1,878.6    13
        Net income                 1,060.5    16       1,026.1    12
        ---------------------------------------------------------------
                                     Quarter Ended September 30, 1995
                                       Reported            Adjusted
        ---------------------------------------------------------------
        Systemwide sales          $7,866.6    13%     $7,691.8    11%
        Operating income             722.1    13         702.8    10
        Net income                   400.1    14         390.5    12
        ---------------------------------------------------------------

      While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.

     FINANCIAL POSITION
     Cash provided by operations increased 23% for the nine months. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. In connection with accelerated expansion, U.S. capital expenditures increased 26% and capital expenditures outside of the U.S. increased 43% in the first nine months.

     NINE MONTHS AND THIRD QUARTER HIGHLIGHTS

     OPERATING RESULTS
     ---------------------------------------------------------------------------
     In millions of dollars,         Nine Months Ended        Quarters Ended
     except per common share data      September 30            September 30
                                     1995        1994        1995        1994
     ---------------------------------------------------------------------------
     Systemwide sales             $22,179.5   $19,023.4    $7,866.6    $6,944.0
     ---------------------------------------------------------------------------
     U.S. sales                    11,854.2    11,087.5     4,103.3     3,920.8
       Operated by franchisees      9,313.1     8,894.0     3,219.5     3,144.5
       Operated by the Company      2,034.9     1,894.6       701.3       665.2
       Operated by affiliates         506.2       298.9       182.5       111.1
     ---------------------------------------------------------------------------
     Sales outside of the U.S.     10,325.3     7,935.9     3,763.3     3,023.2
       Operated by franchisees      4,907.7     3,705.4     1,795.9     1,373.5
       Operated by the Company      3,016.4     2,311.2     1,110.6       886.6
       Operated by affiliates       2,401.2     1,919.3       856.8       763.1
     ---------------------------------------------------------------------------
     Total revenues                 7,209.0     6,050.7     2,580.1     2,225.4
       U.S.                         3,328.0     3,081.1     1,153.5     1,087.8
       Outside of the U.S.          3,881.0     2,969.6     1,426.6     1,137.6
     ---------------------------------------------------------------------------
     Operating income*              1,955.2     1,665.4       722.1       637.9
       U.S.                           951.6       928.0       337.4       332.1
       Outside of the U.S.          1,038.2       772.4       396.9       318.4
       Corporate                      (34.6)      (35.0)      (12.2)      (12.6)
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                   1,629.5     1,415.0       609.5       541.1
     Net income                     1,060.5       915.5       400.1       349.8
     Net income per common share       1.46        1.25         .56         .48
     ---------------------------------------------------------------------------
     Cash provided by operations    1,620.2     1,315.8       677.9       546.8
     ---------------------------------------------------------------------------
     * 1994 operating income has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and now includes an additional corporate category which is not allocated.
     /TABLE

     RESTAURANTS

     -------------------------------------------------------------------------
                                                At September 30, 1995     1994
     -------------------------------------------------------------------------
     Systemwide restaurants                                    17,403   15,218
     -------------------------------------------------------------------------
     Traditional U.S. restaurants                              10,070    9,563
       Operated by franchisees                                  7,989    7,784
       Operated by the Company                                  1,607    1,492
       Operated by affiliates                                     474      287
     -------------------------------------------------------------------------
     Traditional restaurants
     Outside of the U.S.                                        6,029    5,102
       Operated by franchisees                                  2,878    2,426
       Operated by the Company                                  1,743    1,455
       Operated by affiliates                                   1,408    1,221
     -------------------------------------------------------------------------
     Satellite restaurants                                      1,304      553
       U.S.                                                       883      356
       Outside of the U.S.                                        421      197
     -------------------------------------------------------------------------

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

                    (xi) Medium-Term Notes, Series E, due from nine months to 60 years from date of issue. Form of Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4) of Form
                          10-Q for the period ended June 30, 1995.

                    (xii) 6-5/8% Notes due September 1, 2005 Form of
                          Supplemental Indenture No. 23 incorporated herein by reference from Exhibit 4(a) of Form
                          8-K dated September 5, 1995.

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

                    (i) Amendment No. 1 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated May 25, 1989.

     Exhibit Number                Description
     --------------                -----------

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

      (27) Financial Data Schedule

     --------------------
      * Denotes compensatory plan.

      (A) Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Securities and Exchange Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed
          10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Securities and Exchange Commission upon request has been filed with the Commission.


      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to November 13, 1995.

                                                  Financial Statements
          Date of Report       Item Number        required to be filed
          --------------       -----------        --------------------
             9/5/95              Item 7                    No









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




     November 13, 1995
     -----------------
          (Date)
