Form 10-K
period 1995-12-31
MCDONALDS CORP
filed 1996-03-28
CIK 63908

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) for the fiscal year ended December 31, 1995
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) for the
          transition period from                 to
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
     Common stock, no par value                    New York Stock Exchange
                                                   Chicago Stock Exchange
     Preferred Share Purchase Rights               New York Stock Exchange
     9-3/4% Notes due 1999                         New York Stock Exchange
     8-7/8% Debentures due 2011                    New York Stock Exchange
     7-3/8% Notes due 2002                         New York Stock Exchange
     Depositary Shares representing 7.72%
       Cumulative Preferred Stock, Series E        New York Stock Exchange
     6-3/4% Notes due 2003                         New York Stock Exchange
     7-3/8% Debentures due 2033                    New York Stock Exchange
     8.35% Subordinated Deferrable Interest
       Debentures due 2025                         New York Stock Exchange
     6-5/8% Notes due 2005                         New York Stock Exchange
     7.05% Debentures due 2025                     New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
          The aggregate market value of voting stock held by nonaffiliates of the registrant is $35,081,751,496 and the number of shares of common stock outstanding is 700,433,950 as of January 31, 1996.
          Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 1995.

                                     PART I

     Item 1.   Business

          McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

          (a)  General development of business

           There have been no significant changes to the Company's corporate structure during 1995, nor material changes in the Company's method of conducting business.

          (b)  Financial information about industry segments

           Industry segment data for the years ended December 31, 1995, 1994 and 1993 is included in Part II, item 8, page 44 of this Form 10-K.

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

           The Company's franchising program is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital - initially, by purchasing equipment, signs, seating, and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building; franchisees then contribute to the Company's revenues through payment of rent and service fees based upon a percent of sales, with specified minimum payments. Generally, the conventional franchise arrangement lasts 20 years and franchising practices are consistent throughout the world. Further discussion regarding site selection is included in Part 1, item 2, page 6 of this Form 10-K.

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

          Seasonal operations

           The Company does not consider its operations to be seasonal to any material degree.

          Working capital practices

           Information about the Company's working capital practices is incorporated herein by reference to Management's Discussion and Analysis of the Company's financial position and the consolidated statement of cash flows for the years ended December 31, 1995, 1994 and 1993 in Part II, item 7, pages 27 through 30, and Part II, item 8, page 36 of this Form 10-K.

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

           In the U.S., about 395,000 restaurants generate nearly $240 billion in annual sales. McDonald's accounts for about 2.9% of those restaurants and approximately 6.6% of those sales. No reasonable estimate can be made of the number of competitors outside of the U.S.; however, the Company's business in foreign markets continues to grow.

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

           The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1995, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

          Number of employees

           During 1995, the Company's average number of employees worldwide, including company-operated restaurant employees, was approximately 212,000.

          (d)  Financial information about foreign and domestic operations

           Financial information about foreign and domestic markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis and Segment and Geographic Information in Part II, item 6, page 10, Part II, item 7, pages 11 through 30 and Part II, item 8, page 44, respectively, of this Form 10-K.

     Item 2.   Properties

           The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. In order to control occupancy costs and rights, the Company owns restaurant sites and buildings where feasible and where it is not practical, secures long-term leases. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to lower average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's Discussion and Analysis and the related financial statements with footnotes in Part II, item 7, pages 11 through 30 and Part II, item 8, pages 35, 36, 38, 39, 40, 43, 50 and 51, respectively, of this Form 10-K.

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

           None.

     Executive Officers of the Registrant

           All of the executive officers of McDonald's Corporation as of March 1, 1996 are shown below. Each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1996 Board of Directors' meeting.

                                                                        Number
                                                               Number   of
                                                               of       years
                                                               years    in
                                                      Date of  with     present
             Name                  Office             Birth    Company  position
     ---------------------  ---------------------     -------- -------  --------

     Robert M. Beavers, Jr. Senior Vice President     01/27/44    32       2
     James R. Cantalupo     President and             11/14/43    21       4
                             Chief Executive
                             Officer-International
     Winston B.
       Christiansen         Executive Vice President  07/31/47    25       0
     Thomas S. Dentice      Executive Vice President  01/12/39    30      11
     Robert J. Doran        Executive Vice President  07/17/46    29       0
                             USA
     Patrick J. Flynn       Executive Vice President  05/01/42    34       8
     Thomas W. Glasgow, Jr. Executive Vice President, 02/17/47    27       4
                             Chief Operations Officer
     Jack M. Greenberg      Vice Chairman, Chief      09/28/42    14       4
                             Financial Officer
     Michael R. Quinlan     Chairman, Chief           12/09/44    32       6
                             Executive Officer
     Edward H. Rensi        President and Chief       08/15/44    30       4
                             Executive Officer-U.S.A.
     Paul D. Schrage        Senior Executive Vice     02/25/35    28      11
                             President, Chief
                             Marketing Officer
     James A. Skinner       Executive Vice President  10/25/44    25       0
                             International
     Fred L. Turner         Senior Chairman           01/06/33    39       6
     Shelby Yastrow         Executive Vice President  11/03/35    18       0



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

     -------------------------------------------------------------------------
     Quarter                1995                             1994
     -------------------------------------------------------------------------
                                 Dividend Per                     Dividend Per
                High      Low    Common Share   High      Low     Common Share
     -------------------------------------------------------------------------
     First     35 3/4    28 5/8     .0600      31 1/4    27 1/4      .0538
     Second    39 1/4    33 3/4     .0675      31 3/8    27 5/8      .0600
     Third     41 1/2    35 7/8     .0675      29 3/4    25 5/8      .0600
     Fourth    48        37 3/4     .0675      29 7/8    25 7/8      .0600
     -------------------------------------------------------------------------
     Year      48        28 5/8     .2625      31 3/8    25 5/8      .2338
     -------------------------------------------------------------------------

           The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 1996 was estimated to be 798,500.

           Given the Company's returns on equity and assets, the Company's management believes it is prudent to reinvest a significant portion of earnings back into the business. The Company has paid 80 consecutive quarterly dividends on common stock through March 29, 1996, has increased the per share amount 21 times since the first dividend was paid in 1976, and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

Item 6.   Selected Financial Data

11-YEAR SUMMARY
(Dollars rounded to millions, except per common share data and average restaurant sales)


                                 1995     1994     1993     1992     1991     1990     1989     1988    1987     1986     1985
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales              $29,914   25,987   23,587   21,885   19,928   18,759   17,333   16,064  14,330   12,432   11,001

  U.S.                        $15,905   14,941   14,186   13,243   12,519   12,252   12,012   11,380  10,576    9,534    8,843

  Outside of the U.S.         $14,009   11,046    9,401    8,642    7,409    6,507    5,321    4,684   3,754    2,898    2,158


Systemwide sales by type

  Operated by franchisees     $19,123   17,146   15,756   14,474   12,959   12,017   11,219   10,424   9,452    8,422    7,612

  Operated by the Company     $ 6,863    5,793    5,157    5,103    4,908    5,019    4,601    4,196   3,667    3,106    2,770

  Operated by affiliates      $ 3,928    3,048    2,674    2,308    2,061    1,723    1,513    1,444   1,211      904      619


Average sales by
  Systemwide restaurants
  open at least one year,
  in thousands                $ 1,844    1,800    1,768    1,733    1,658    1,649    1,621    1,596   1,502    1,369    1,296

Revenues from franchised
  restaurants                 $ 2,931    2,528    2,251    2,031    1,787    1,621    1,465    1,325   1,186    1,037      924

Total revenues                $ 9,795    8,321    7,408    7,133    6,695    6,640    6,066    5,521   4,853    4,143    3,694

Operating income              $ 2,601    2,241    1,984    1,862    1,679    1,596    1,438    1,288   1,160      983      905

Income before provision
  for income taxes            $ 2,169    1,887    1,676    1,448    1,299    1,246    1,157    1,046     959      848      782

Net income                    $ 1,427    1,224    1,083      959      860      802      727      646     549 *    480      433

Cash provided by
  operations                  $ 2,296    1,926    1,680    1,426    1,423    1,301    1,246    1,177   1,051      852      813


Financial position at year end

  Net property and
    equipment                 $12,811   11,328   10,081    9,597    9,559    9,047    7,758    6,800   5,820    4,878    4,164

  Total assets                $15,415   13,592   12,035   11,681   11,349   10,668    9,175    8,159   6,982    5,969    5,043

  Total debt                  $ 4,836    4,351    3,713    3,857    4,615    4,792    4,036    3,269   2,784    2,321    1,768

  Total shareholders'
    equity                    $ 7,861    6,885    6,274    5,892    4,835    4,182    3,550    3,413   2,917    2,506    2,245


Per common share

  Net income                  $  1.97     1.68     1.45     1.30     1.17     1.10      .97      .86     .72 *    .62      .55

  Dividends declared          $   .26      .23      .21      .20      .18      .17      .15      .14     .12      .11      .10

  Total shareholders'
    equity at year end        $ 10.72     9.20     8.12     7.39     6.73     5.82     4.90     4.55    3.86     3.22     2.84

  Market price at
    year end                  $45 1/8   29 1/4   28 1/2   24 3/8       19   14 1/2   17 1/4       12      11   10 1/8        9


Restaurants at year end

  Systemwide Restaurants       18,380   15,950   14,163   13,093   12,418   11,803   11,162   10,513   9,911    9,410    8,901

    U.S.                       11,368   10,238    9,397    8,959    8,764    8,576    8,270    7,907   7,567    7,272    6,972

    Outside of the U.S.         7,012    5,712    4,766    4,134    3,654    3,227    2,892    2,606   2,344    2,138    1,929

  Traditional Restaurants      16,809   15,205   13,993   13,093   12,418   11,803   11,162   10,513   9,911    9,410    8,901

    Operated by franchisees    11,240   10,458    9,832    9,237    8,735    8,131    7,573    7,110   6,760    6,406    6,150

    Operated by the Company     3,513    3,083    2,699    2,551    2,547    2,643    2,691    2,600   2,399    2,301    2,165

    Operated by affiliates      2,056    1,664    1,462    1,305    1,136    1,029      898      803     752      703      586

    U.S.                       10,341    9,744    9,283    8,959    8,764    8,576    8,270    7,907   7,567    7,272    6,972

    Outside of the U.S.         6,468    5,461    4,710    4,134    3,654    3,227    2,892    2,606   2,344    2,138    1,929

Number of countries at
  year end                         89       79       70       65       59       53       51       50      47       46       42

* Before the cumulative prior years' benefit from the change in accounting for income taxes.
/TABLE

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     -----------------------------------------------------------------------
     CONSOLIDATED OPERATING RESULTS
     -----------------------------------------------------------------------
     INCREASES (DECREASES) IN OPERATING RESULTS OVER PRIOR YEAR
     -----------------------------------------------------------------------
     (Dollars rounded to millions,                 1995                1994
     except per common share data)        Amount      %       Amount      %
     -----------------------------------------------------------------------
     SYSTEMWIDE SALES                     $3,927     15       $2,401     10
     -----------------------------------------------------------------------
     REVENUES
     Sales by company-operated
       restaurants                        $1,071     18       $  636     12
     Revenues from franchised
       restaurants                           403     16          277     12
     -----------------------------------------------------------------------
           TOTAL REVENUES                  1,474     18          913     12
     -----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants            903     19          481     12
     Franchised restaurants                   80     18           55     14
     General, administrative
       and selling expenses                  153     14          142     15
     Other operating (income)
       expense--net                          (22)    26          (22)    35
     -----------------------------------------------------------------------
           TOTAL OPERATING COSTS
           AND EXPENSES                    1,114     18          656     12
     -----------------------------------------------------------------------
     OPERATING INCOME                        360     16          257     13
     -----------------------------------------------------------------------
     Interest expense                         34     11          (10)    (3)
     Nonoperating income
       (expense)--net                        (43)    88          (56)    NM
     -----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                          283     15          211     13
     -----------------------------------------------------------------------
     Provision for income taxes               80     12           69     12
     -----------------------------------------------------------------------
     NET INCOME                           $  203     17       $  142     13
     =======================================================================
     NET INCOME PER COMMON SHARE          $  .29     17       $  .23     16
     -----------------------------------------------------------------------

     NM - Not Meaningful

     SYSTEMWIDE SALES AND RESTAURANTS
     Systemwide sales are comprised of sales by restaurants operated by the Company, franchisees and affiliates operating under joint-venture agreements between McDonald's and local businesspeople. The 1995 and 1994 sales increases were primarily due to expansion. Stronger foreign currencies and higher sales at existing restaurants also contributed to these increases. Sales by Company-operated restaurants grew at a higher rate than Systemwide sales in 1995 and 1994. For both years, the number of Company-operated restaurants grew at a higher rate than Systemwide restaurants, and for 1995, Company-operated comparable sales were also stronger than Systemwide comparable sales.
       Average sales by Systemwide restaurants open at least one year were $1,844,000 in 1995, $44,000 higher than in 1994. Average sales improved due to stronger foreign currencies and higher sales at existing restaurants, partially offset by lower average sales for newer, smaller restaurants. The Company expects that average sales will continue to be affected by an increasing proportion of lower-volume sites. Profitable expansion into these sites, consistent with our Convenience Strategy to gain market share, has been made possible by a low-cost approach to restaurant development.
       Expansion continued at an accelerated pace as 2,430 restaurants were added Systemwide in 1995 (1,604 traditional and 826 satellites), compared with 1,787 in 1994 (1,212 traditional and 575 satellites) and 1,070 in 1993 (900 traditional and 170 satellites). Generally, satellite restaurants offer a simplified menu and are smaller in size and sales volume compared to traditional restaurants. McDonald's plans to add between 2,500 and 3,200 restaurants around the world annually in 1996 and 1997. Between 1,800 and 2,200 of the additions will be traditional restaurants, with approximately two thirds outside of the U.S. The remainder will be satellite restaurants, about half of which will be in the U.S. This higher level of openings is attributable to our low-cost approach to restaurant development as well as the potential of our alliances with major oil companies and retailers. Based on our experience with oil alliance sites, we have determined that the majority of future expansion for these venues will be traditional restaurants rather than satellite restaurants as originally planned.
       The consolidated financial statements reflect the operating results of satellite restaurants on the same basis as traditional restaurants. The results of satellites operated by the Company are included in sales by and costs of Company-operated restaurants, while those operated by franchisees are included in revenues from and costs of franchised restaurants. Traditional restaurants opened during the year contributed $1,002 million to Systemwide sales in 1995, $799 million in 1994 and $572 million in 1993. Satellite restaurants opened during the year contributed $190 million to Systemwide sales in 1995 and $92 million in 1994.

     TOTAL REVENUES
     Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates based on a percent of sales with specified minimum payments. The minimum fee includes both a rent and service fee amount at a combined rate of approximately 12.5% of sales for new U.S. franchise arrangements. Prior to 1994, the minimum fee generally was 12.0% for rent and service fees combined. Fees may vary depending on the type of site and the investment required on the part of the Company. Fees paid by franchisees outside of the U.S. vary according to local business conditions. Together with occupancy and operating rights, these fees are stipulated in franchise arrangements that generally have 20-year terms. Accordingly, these fees provide a stable, predictable revenue flow to the Company.
       Revenues grow as restaurants are added and as sales build in existing restaurants. Menu price adjustments affect revenues and sales; however, different pricing structures, new products, promotions and product mix variations among markets make quantifying the impact of menu price adjustments for the System as a whole impractical.
       Total revenues for 1995 and 1994 increased due to strong global operating results, positive comparable sales and an increase in the Company-operated restaurant base through expansion and changes in ownership.
       In 1995, 60% of sales by Company-operated restaurants and 40% of revenues from franchised restaurants were outside of the U.S., compared with 56% and 37%, respectively, in 1994.

     RESTAURANT MARGINS
     Company-operated restaurant margins were 19.2% of sales in 1995, compared with 19.8% in 1994 and 19.2% in 1993. As a percent of 1995 sales, food and paper as well as occupancy and other operating costs increased, while payroll costs remained relatively flat. As a percent of 1994 sales, food and paper as well as occupancy and other operating costs declined, while payroll costs increased.
       Franchised margin dollars comprised about two thirds of the combined operating margins, the same as in the prior year. Franchised restaurant margins were 82.4% of applicable 1995 revenues, compared with 82.8% in 1994 and 83.1% in 1993. The decreases reflected a higher proportion of leased sites, resulting from accelerated expansion and satellite development, which have financing costs embedded in rent expense; whereas, financing costs for owned sites are reflected in interest expense.
       Franchised margins include revenues and expenses associated with restaurants operating under business facilities lease arrangements. Under these arrangements the Company leases the businesses -- including equipment -- to franchisees who have options to purchase the businesses. While higher fees are charged under these arrangements, margins are generally lower because of equipment depreciation. When these purchase options are exercised, the resulting gains compensate the Company for the lower margins prior to exercise and are included in other operating (income) expense--net. At year-end 1995, 491 restaurants were operating under such arrangements, compared with 484 and 544 at year-end 1994 and 1993, respectively. The majority of these restaurants were operated outside of the U.S.

     GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
     The 1995 and 1994 increases were primarily due to strategic global investment spending to support the Convenience, Value and Execution Strategies. The 1995 increase was also affected by stronger foreign currencies while the 1994 increase included a one-time, noncash $15 million charge related to the implementation of a new accounting rule regarding the timing of expensing advertising production costs. These expenses as a percent of Systemwide sales have remained relatively constant and were 4.1% in 1995, 4.2% in 1994 and 4.0% in 1993.
       Corporate general, administrative and selling expenses which were not allocated to the geographic segments of the business were $48.2 million in 1995, $47.6 million in 1994 and $37.7 million in 1993.

     OTHER OPERATING (INCOME) EXPENSE--NET
     This category is comprised of transactions that relate to franchising and the foodservice business such as gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, and net gains or losses from property dispositions. The 1995 income increase occurred because of greater income from affiliates, principally Japan, partially offset by higher losses on property dispositions. The 1994 income increase reflected higher gains on sales of restaurant businesses and higher income from affiliates, offset in part by higher losses on property dispositions.
       Gains on sales of restaurant businesses include gains from exercises of purchase options by franchisees operating under business facilities lease arrangements and from sales of Company-operated restaurants. As a franchisor, McDonald's purchases and sells businesses in transactions with franchisees and affiliates in an ongoing effort to achieve the optimal ownership mix in each market. These transactions and resulting gains are integral to franchising, and as such, are recorded in operating income.
       Equity in earnings of unconsolidated affiliates is reported after interest expense and income taxes, except for U.S. partnerships which are reported before income taxes. The Company actively participates in, but does not control, these businesses.
       Net gains or losses from property dispositions result from disposals of excess properties through closings, relocations and other transactions.

     OPERATING INCOME
     The 1995 and 1994 increases reflected higher combined operating margin dollars and stronger foreign currencies, partially offset by higher general, administrative and selling expenses. In addition, 1994 benefited from higher other operating income.

     INTEREST EXPENSE
     The 1995 increase was due to higher average debt levels and stronger foreign currencies, partially offset by lower average interest rates. The 1994 decrease was primarily due to lower average interest rates, partially offset by higher average debt levels and stronger foreign currencies.

     NONOPERATING INCOME (EXPENSE)--NET
     This category includes interest income, gains and losses related to investments and financings, as well as miscellaneous income and expense. The 1995 amount included $60 million of unrealized losses associated with the Company's investment in Discovery Zone common stock. These losses were primarily responsible for the decline in 1995 U.S. and Corporate income before provision for income taxes shown on page 41. Also contributing to the 1995 consolidated results were higher charges associated with minority interests, partially offset by higher interest income and lower translation losses. The 1994 decrease in nonoperating income reflected higher translation losses, principally from Mexico and Brazil, losses on investments and higher minority interest charges.

     PROVISION FOR INCOME TAXES
     The effective income tax rate was 34.2% for 1995, compared with 35.1% for 1994 and 35.4% for 1993. The 1995 decrease was primarily due to a reduction in U.S. state income taxes and an increased proportion of earnings from foreign operations. The Company expects its 1996 effective income tax rate to be in the range of 32.5% to 33.5%, due to lower taxes related to foreign operations.
       Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $308 million in 1995, and $233 million in 1994. Substantially all tax assets arose in the U.S. and other profitable markets, the majority of which is expected to be realized in future U.S. income tax returns.

     NET INCOME AND NET INCOME PER COMMON SHARE
     Net income and net income per common share increased 17% each in 1995 and 13% and 16%, respectively, in 1994. The spread between the 1994 percent increase in net income and net income per common share reflected the impact of share repurchase. In 1995, the impact of share repurchase was offset by the conversion of 11 million shares of Series B and C preferred stock into 8.7 million shares of common stock.

     IMPACT OF CHANGING FOREIGN CURRENCIES
     While changing foreign currencies affect reported results, McDonald's lessens short-term cash exposures principally by purchasing goods and services in local currencies, financing in local currencies and hedging foreign currency-denominated cash flows. Strengthening foreign currencies had a positive impact on 1995 Systemwide sales, revenues, operating income and net income. Strengthening foreign currencies had a positive impact on 1994 Systemwide sales and operating income; however, the currency impact on interest expense and higher translation losses in Latin America more than offset this benefit, resulting in a reduction in net income. Further discussion of our management of changing foreign currencies is on pages 28 and 29 in the commentary on financings and total shareholders' equity.

     -----------------------------------------------------------------------
     (Dollars in millions)             As reported              As adjusted*
     -----------------------------------------------------------------------
                                                     1995
     -----------------------------------------------------------------------
     Systemwide sales            $29,914         15%      $29,057        12%
     Revenues                      9,795         18         9,531        15
     Operating income              2,601         16         2,513        12
     Net income                    1,427         17         1,389        13
     -----------------------------------------------------------------------
                                                     1994
     -----------------------------------------------------------------------
     Systemwide sales            $25,987         10%      $25,715         9%
     Revenues                      8,321         12         8,268        12
     Operating income              2,241         13         2,226        12
     Net income                    1,224         13         1,233        14
     -----------------------------------------------------------------------
     *If exchange rates remained constant year-over-year.

     ------------------------------------------------------------------------
     U.S. OPERATIONS
     ------------------------------------------------------------------------

     SALES
     Restaurant expansion was primarily responsible for increasing sales in 1995. In addition, positive comparable sales were driven by the Company's continued emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program in 1995 and 1994. Ongoing programs such as Operation Mac Attack -- our advertising campaign -- and Fast, Accurate and Friendly -- our initiative to improve customer satisfaction -- and promotions such as Monopoly also aided 1995 sales, as did various promotions in 1994.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
     (In millions of dollars)   1995      1994      1993       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees $12,474   $11,965   $11,435   $ 9,379    $6,781
     Operated by the Company   2,725     2,550     2,420     2,655     2,000
     Operated by affiliates      706       426       331       218        62
     ------------------------------------------------------------------------
     U.S. sales              $15,905   $14,941   $14,186   $12,252    $8,843
     ========================================================================

       Average sales by total U.S. restaurants open at least one year were $1,538,000 in 1995 and $1,577,000 in 1994.

     RESTAURANTS
     There were 1,130 restaurants added in the U.S. in 1995 (597 traditional and 533 satellites) compared with 841 in 1994 (461 traditional and 380 satellites) and 306 (all traditional) five years ago. The U.S. accounted for just over one third of traditional restaurants added globally in 1995 and 1994, compared with about half five years ago. Of the worldwide satellite restaurant additions, about two thirds were in the U.S. in 1995 and 1994.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
                                1995      1994      1993       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees   8,180     7,849     7,628     6,780     5,390
     Operated by the Company   1,634     1,546     1,433     1,632     1,534
     Operated by affiliates      527       349       222       164        48
     ------------------------------------------------------------------------
     Traditional restaurants  10,341     9,744     9,283     8,576     6,972
     Satellite restaurants     1,027       494       114         -         -
     ------------------------------------------------------------------------
     Total U.S. restaurants   11,368    10,238     9,397     8,576     6,972
     ========================================================================

       About 84% of traditional U.S. restaurants were operated by franchisees and affiliates at year-end 1995 and 1994, compared with 81% five years ago. Approximately 80% of U.S. satellite restaurants were operated by franchisees and affiliates at year-end 1995.

     OPERATING RESULTS
     ------------------------------------------------------------------------
     (In millions of dollars)   1995      1994      1993      1992      1991
     ------------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants     $2,725    $2,550    $2,420    $2,353    $2,410
     Revenues from
     franchised restaurants    1,749     1,606     1,511     1,396     1,300
     ------------------------------------------------------------------------
           TOTAL REVENUES      4,474     4,156     3,931     3,749     3,710
     ------------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants               2,244     2,066     1,977     1,920     2,000
     Franchised restaurants      304       270       247       235       217
     General, administrative
     and selling expenses*       682       628       569       507       499
     Other operating (income)
     expense--net                 (8)      (25)      (18)      (13)      (56)
     ------------------------------------------------------------------------
           TOTAL OPERATING
           COSTS AND EXPENSES* 3,222     2,939     2,775     2,649     2,660
     ------------------------------------------------------------------------
     U.S. OPERATING INCOME*   $1,252    $1,217    $1,156    $1,100    $1,050
     ========================================================================
     *Operating income prior to 1995 has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and includes an additional corporate category which is not allocated.

     U.S. revenues were positively impacted by expansion and positive comparable sales in 1995, 1994 and 1993, and reduced by the franchising of certain Company-operated restaurant businesses in 1992 and 1991.
       U.S. Company-operated margins decreased $3 million in 1995, as lower Company-operated comparable sales and higher costs more than offset the positive impact of the growth in the number of Company-operated restaurants. These margins were 17.7% of sales in 1995, compared with 19.0% in 1994 and 18.3% in 1993. In 1995, the margin decline was driven by higher payroll costs as a percent of sales resulting from an increase in the average hourly wage rate and increased staffing levels designed to improve customer satisfaction. In 1995 and 1994, the margin benefited from cost reduction efforts and lower commodity costs.

       U.S. franchised margins rose $109 million or 8% in 1995, driven by expansion and positive comparable sales. These margins were 82.6% of applicable revenues in 1995, compared with 83.2% in 1994 and 83.6% in 1993. Franchised margins as a percent of revenues declined in 1995 and 1994 as the growth in rent expense, resulting from an increase in the proportion of new leased sites, particularly satellite locations, outpaced the growth in franchised revenues.
       With the current intensely competitive U.S. operating environment, we expect continuing pressure on Company-operated margins. However, while it is difficult to assess the potential effects of legislation and other factors that may affect the industry, the Company believes it can maintain annual operating margins as a percent of sales within the historical range of the past ten years by continuing to build sales and reduce costs.
       U.S. operating income rose $35 million or 3% in 1995 and $61 million or 5% in 1994, and was 48% and 54% of consolidated operating income in 1995 and 1994, respectively. The 1995 and 1994 increases resulted primarily from higher combined operating margins, partially offset by higher general, administrative and selling expenses in the form of higher employee costs, and other expenditures to support our Convenience, Value and Execution Strategies. 1994 U.S. operating income was also impacted by a one-time, $12 million charge related to the implementation of a new accounting rule for advertising costs. Operating income included depreciation and amortization of $398 million in 1995, $366 million in 1994 and $348 million in 1993.
       While the U.S. market remains intensely competitive, McDonald's is confident of continued growth in operating income over the long term through expansion, by controlling costs at the developmental, operational and administrative levels, and through a greater emphasis on value and customer satisfaction.

     ASSETS AND CAPITAL EXPENDITURES
     U.S. assets increased $547 million or 8% in 1995 and $293 million or 5% in 1994. These increases were due to accelerated expansion and increased reinvestment in existing restaurants during 1995. At year-end 1995, 46% of consolidated assets were located in the U.S., compared with 48% at year-end 1994.

     -------------------------------------------------------------------------
     (In millions of dollars)    1995      1994      1993      1992      1991
     -------------------------------------------------------------------------
     U.S. assets               $7,040    $6,493    $6,200    $5,995    $5,921
     -------------------------------------------------------------------------
     New restaurants           $  602    $  472    $  332    $  196    $  214
     Existing restaurants         213       125       122       125       151
     Other properties             104       113       130        76        45
     -------------------------------------------------------------------------
     U.S. capital expenditures $  919    $  710    $  584    $  397    $  410
     =========================================================================

       U.S. capital expenditures increased $209 million or 30% in 1995, and represented 44% of consolidated capital expenditures, compared with 47% five years ago. These amounts excluded initial investments made by franchisees in equipment, signs, seating and decor, as well as their ongoing reinvestment expenditures. New restaurant expenditures increased $130 million or 28%, primarily because of accelerated expansion.
       Expenditures for existing restaurants were made to achieve higher levels of customer satisfaction and implement technology to improve service and food quality. In 1995, strategic reinvestment to build sales included $57 million for indoor Ronald's Playplaces and $37 million for rebuilding and relocating restaurants to adjust to changing demographics, traffic patterns and market opportunities. Over the past five years, $188 million has been invested to replace older buildings with new lower-cost, more efficient restaurants.
       Other properties primarily included expenditures for office buildings and related furnishings.

     Traditional restaurants
     -------------------------------------------------------------------------
     (In thousands of dollars)   1995      1994      1993      1992      1991
     -------------------------------------------------------------------------
     Land                      $  348    $  317    $  328    $  361    $  433
     Building                     503       483       482       515       608
     Equipment                    300       295       317       361       362
     -------------------------------------------------------------------------
     U.S. average
     development costs         $1,151    $1,095    $1,127    $1,237    $1,403
     =========================================================================

       U.S. average development costs increased in 1995 primarily due to higher site development and preparation costs combined with investments for indoor Ronald's Playplaces in more than 25% of new traditional restaurants. Construction efficiencies and a further shift toward smaller, lower-cost building designs partially offset these increases.
       Average development costs have decreased 26% from 1990 levels. Initiatives such as the Company's new joint venture to develop modular restaurant buildings serve as an example of our commitment to further reduce development costs through standardization, global sourcing and greater economies of scale. Our objective is to profitably expand into more locations, consistent with McDonald's goal of increasing market share with greater marketwide presence throughout the world.
       Because real estate ownership yields long-term benefits, including the ability to fix occupancy costs, the Company purchases new properties and acquires previously leased properties to the extent practical. The Company owned 68% of traditional U.S. sites at year-end 1995, compared with 69% five years ago. Most satellite restaurants are leased locations.

     ----------------------------------------------------------------------
     OPERATIONS OUTSIDE OF THE U.S.
     ----------------------------------------------------------------------

     SALES
     Sales outside of the U.S. rose 27% in 1995 and 18% in 1994 due to aggressive expansion, stronger foreign currencies and higher local currency sales at existing restaurants in all geographic segments except Canada. This strong sales growth in 1995 was achieved despite weak economies in several markets. In 1995, 47% of Systemwide sales were from markets located outside of the U.S. compared with 43% in 1994 and 35% five years ago.
     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
     (In millions of dollars)     1995     1994     1993      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees   $ 6,648  $ 5,182   $4,321   $2,638   $  831
     Operated by the Company     4,139    3,242    2,737    2,364      770
     Operated by affiliates      3,222    2,622    2,343    1,505      557
     ----------------------------------------------------------------------
     Sales outside of the U.S. $14,009  $11,046   $9,401   $6,507   $2,158
     ======================================================================

       In Asia/Pacific, Australia, Japan, New Zealand, Singapore and
     Taiwan reported strong 1995 sales increases driven by Extra Value Meal marketing campaigns and rapid store expansion.
       In Europe, restaurant expansion continued to drive 1995 sales growth in Austria, England, France, Germany, the Netherlands and Spain.
       In Latin America, due to the mid-1994 economic reforms, Brazil's tremendous sales growth continued into 1995. Results in Mexico continued to be impacted by the weak economy and further peso devaluation. We currently anticipate this trend to continue through at least 1996; however, we believe this market offers long-term potential.
       Canada's 1995 sales growth was impacted by a slow economy and decreased consumer retail spending.
       Average sales by total restaurants outside of the U.S. open at least one year were $2,422,000 in 1995 and $2,254,000 in 1994. This increase reflected stronger foreign currencies and higher local currency sales.

     RESTAURANTS
     During the past five years, 56% of Systemwide and 64% of traditional restaurant additions have been outside of the U.S. Of the 1,007 traditional restaurants added outside of the U.S. in 1995, 42% were in the six largest markets -- Australia, Canada, England, France, Germany and Japan -- compared with 51% in 1994. Of the 293 satellite restaurants added in 1995, 86% were in the six largest markets compared with 74% in 1994.

       In 1995, Japan added 313 total restaurants (109 traditional and 204 satellites), representing 24% of the total restaurants added outside of the U.S. Japan's profitable expansion was supported by significant reductions in average restaurant development costs achieved through standardization of building designs and utilization of smaller buildings.
       In 1996 and 1997, more than half of total restaurant additions outside of the U.S. are anticipated to be in the six largest markets while new and emerging markets, such as the Middle East, China and Central Europe are expected to represent a growing proportion of expansion.

     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
                                  1995     1994     1993      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees     3,060    2,609    2,204    1,351      760
     Operated by the Company     1,879    1,537    1,266    1,011      631
     Operated by affiliates      1,529    1,315    1,240      865      538
     ----------------------------------------------------------------------
     Traditional restaurants     6,468    5,461    4,710    3,227    1,929
     Satellite restaurants         544      251       56
     ----------------------------------------------------------------------
     Total restaurants
     outside of the U.S.         7,012    5,712    4,766    3,227    1,929
     ======================================================================

       At year-end 1995, 38% of Systemwide restaurants were outside of the U.S. compared with 36% in 1994 and 27% five years ago. Restaurants outside of the U.S. comprised 53% of traditional Company-operated restaurants and 27% of traditional franchised restaurants. About 29% of the traditional restaurants outside of the U.S. were Company-operated, 47% were franchised and 24% were operated by affiliates. Approximately 69% of traditional Company-operated restaurants were in England, Canada, Germany, Australia, Taiwan and Brazil. About 66% of traditional franchised restaurants were in Canada, Germany, Australia, France, England and the Netherlands. Restaurants operated by affiliates were principally located in Japan and other Asia/Pacific countries.
       Approximately 81% of satellite restaurants outside of the U.S. were operated by franchisees and affiliates at year-end 1995. The vast majority were located in Japan, Canada and Brazil.

     OPERATING RESULTS
     -----------------------------------------------------------------------
     (In millions of dollars)  1995      1994      1993      1992      1991
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants    $4,139    $3,242    $2,737    $2,750    $2,499
     Revenues from
     franchised restaurants   1,182       923       740       634       486
     -----------------------------------------------------------------------
          TOTAL REVENUES      5,321     4,165     3,477     3,384     2,985
     -----------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants              3,304     2,579     2,188     2,206     2,029
     Franchised restaurants     211       165       133       114        90
     General, administrative
     and selling expenses*      507       408       335       320       269
     Other operating (income)
     expense--net               (98)      (59)      (44)      (51)      (58)
     -----------------------------------------------------------------------
          TOTAL OPERATING
          COSTS AND EXPENSES* 3,924     3,093     2,612     2,589     2,330
     -----------------------------------------------------------------------
     OPERATING INCOME
     OUTSIDE OF THE U.S.*    $1,397    $1,072    $  865    $  795    $  655
     =======================================================================
     *Operating income prior to 1995 has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and includes an additional corporate category which is not allocated.

       The growth in 1995 and 1994 revenue and operating income was driven by higher combined operating margin dollars resulting from expansion, positive comparable sales and stronger foreign currencies. The six largest markets accounted for about 75% of total operating income outside of the U.S. in 1995 and contributed 70% to operating income growth outside of the U.S. in 1995 compared with 53% in 1994.

       Operations outside of the U.S. continued to contribute greater amounts to consolidated results as shown below:

     ---------------------------------------------------------------------
     (As a percent of consolidated)   1995    1994   1993    1992   1991
     ---------------------------------------------------------------------
     Systemwide sales                   47%     43%    40%     39%    37%
     Total revenues                     54      50     47      47     45
     Operating income*                  54      48     44      43     39
     Operating margins
       Company-operated                 63      58     55      56     53
       Franchised                       40      36     32      31     27
     Systemwide restaurants             38      36     34      32     29
     Assets                             53      51     47      45     46
     ---------------------------------------------------------------------
     *Operating income prior to 1995 has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and includes an additional corporate category which is not allocated.

       Company-operated margins increased $172 million or 26% in 1995. Company-operated margins accounted for 53% of the total operating income increase outside of the U.S. in 1995 and 55% of this increase in 1994. The six largest markets contributed about 68% to total Company-operated margin dollars outside of the U.S. in 1995 and accounted for 46% of the increase over 1994.
       Company-operated margins declined as a percent of sales in 1995 to 20.2% compared with 20.5% in 1994 and 20.1% in 1993. The 1995 decline resulted from a strategic decision to invest incremental margin dollars into our Value Strategy, designed to increase market share and customer satisfaction, coupled with a comparison to extremely strong results in the second half of 1994, primarily due to Brazil. The Company believes it can maintain these annual operating margins as a percent of sales within the historical range of the past ten years by continuing to build sales and reduce costs.
       Franchised margins grew $213 million or 28% in 1995. These margins were 82.1% of applicable revenues in 1995 and 1994 compared with 82.0% in 1993. Franchised margin dollar growth was driven by expansion and positive comparable sales.
       The 1995 and 1994 increases in general, administrative and selling expenses were caused principally by additional employee costs associated with rapid expansion in new and emerging markets, government-mandated payroll and social cost increases and stronger foreign currencies.
       Other operating income increased in 1995 primarily due to higher income from affiliates, principally Japan. Japan's increased income resulted from expansion as well as an aggressive value strategy emphasizing Extra Value Meals which resulted in strong comparable sales.

       The Europe/Africa/Middle East segment accounted for 61% of revenues and 60% of operating income outside of the U.S. in 1995, growing $650 and $195 million, respectively in 1995 and $369 and $113 million, respectively, in 1994. Germany, England and France accounted for 83% of this segment's operating income in 1995, compared with 82% in 1994. Stronger currencies contributed about one third of this segment's operating income increase over 1994. This benefit diminished as the U.S. Dollar strengthened later in 1995.
       Asia/Pacific revenues grew $280 and $236 million and operating income increased $76 and $53 million in 1995 and 1994, respectively. Australia, Japan, Hong Kong and Taiwan contributed 86% of this segment's operating income in 1995. Japan's profits increased significantly compared to 1994 due to an aggressive value campaign and accelerated expansion. Australia experienced strong sales increases in 1995 from significant restaurant expansion and higher sales at existing restaurants through a continued emphasis on value. The Company's share of Taiwan's 1995 and 1994 revenues increased as a result of a change in ownership from a joint venture to a wholly-owned subsidiary in May 1994. The 1994 increases in revenues and operating income were also attributable to expansion and developing economies in many markets, with the exception of Japan, which suffered from a weak economy. Strong currencies contributed to this segment's 1995 operating income increase. As the U.S. Dollar strengthened against the Yen in the later part of the year, the currency benefit significantly decreased.
       Latin American revenues grew $223 and $95 million and operating income increased $57 and $35 million in 1995 and 1994, respectively. Brazil continued to be primarily responsible for the Latin American operating income increase due to expansion as well as significant sales increases from existing restaurants which began in mid-1994 due to economic reforms. Brazil's restaurant base grew by 25% in 1995 and 27% in 1994. Mexico continued to be negatively impacted by the economy and currency devaluation.
       Canadian revenues increased $2 million in 1995 and decreased $12 million in 1994, while operating income decreased $2 million in 1995 and increased $6 million in 1994. The 1995 results reflect lower sales at existing restaurants, caused by the slow economy, partially offset by new restaurant growth.

     ASSETS AND CAPITAL EXPENDITURES
     Assets outside of the U.S. rose $1.3 billion or 19% in 1995 due to expansion and stronger foreign currencies. At year-end 1995, about 53% of consolidated assets were located outside of the U.S.; 57% of these assets were located in England, Germany, France, Australia and Canada.

     -----------------------------------------------------------------------
     (In millions of dollars)  1995      1994      1993      1992      1991
     -----------------------------------------------------------------------
     Assets outside of the
       U.S.                  $8,206    $6,909    $5,650    $5,271    $5,195
     -----------------------------------------------------------------------
     New restaurants         $  941    $  723    $  609    $  603    $  612
     Existing restaurants       142        87        94        91        94
     Other properties            55        34        55        47        39
     -----------------------------------------------------------------------
     Capital expenditures
     outside of the U.S.     $1,138    $  844    $  758    $  741    $  745
     =======================================================================

       In the past five years, $4.2 billion has been invested by the Company outside of the U.S. Capital expenditures outside of the U.S. rose $294 million or 35% in 1995 reflecting growth in all geographic segments. Approximately 66% of 1995 capital expenditures outside of the U.S. were invested in Europe -- primarily in Germany, France and England.
       Overall average development costs for new restaurants for the five largest, majority-owned markets -- Australia, Canada, England, France and Germany -- were nearly double the U.S. average. These investments accommodate higher sales volumes and transaction counts. Since 1990, average development costs have decreased due to construction and design efficiencies, standardization, global sourcing and changes in the mix of openings.
       Expenditures for existing restaurants included dining room remodels to achieve increased levels of customer satisfaction and technology upgrades to improve service and food quality. The majority of these expenditures were in Europe. Expenditures for other properties were principally for office facilities.
       As in the U.S., the Company emphasizes restaurant property ownership outside of the U.S.; however, various laws and regulations make property acquisition and ownership much more difficult. Property is purchased when legally and economically feasible; otherwise, long-term leases are an alternative. In addition, certain markets have laws and customs that offer stronger tenancy rights than are available in the U.S. The Company owned 34% of traditional sites outside of the U.S. at year-end 1995, compared with 36% in 1994 and 35% five years ago.
       Capital expenditures made by affiliates -- which were not included in consolidated amounts -- were $258 million in 1995, compared with $203 million in 1994. The majority of the 1995 expenditures were for development in Japan, Sweden, Argentina, Russia and Singapore.

     -----------------------------------------------------------------------
     FINANCIAL POSITION
     -----------------------------------------------------------------------

     TOTAL ASSETS AND CAPITAL EXPENDITURES
     Total assets grew approximately $1.8 billion or 13% in 1995; net property and equipment represented 83% of total assets and rose $1.5 billion. Capital expenditures increased $503 million or 32%, reflecting increased expansion, reinvestment in existing restaurants and stronger foreign currencies.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
     In the first quarter of 1996, the Company will adopt Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. After reviewing its assets for impairment, the Company anticipates a pre-tax charge to operating income of approximately $16 million related to restaurant sites in Mexico on adoption of this new accounting standard.

     CASH PROVIDED BY OPERATIONS
     Cash provided by operations increased $370 million or 19% in 1995, and $246 million or 15% in 1994. Together with other sources of cash such as borrowings, cash provided by operations was used principally for capital expenditures, debt repayments, share repurchase and dividends. For the fifth consecutive year, cash provided by operations exceeded capital expenditures.
       While cash generated is significant relative to cash required, the Company also has the ability to meet any short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, a relatively low current ratio has been purposefully maintained; it was .53 at year-end 1995.
       The Company believes that cash flow measures are meaningful indicators of growth and financial strength, when evaluated in the context of absolute dollars, uses and consistency. Cash provided by operations is expected to cover capital expenditures over the next several years, even as expansion continues to accelerate.

     -----------------------------------------------------------------------
     (Dollars in millions)          1995    1994     1993     1992     1991
     -----------------------------------------------------------------------
     Cash provided by
     operations                   $2,296  $1,926   $1,680   $1,426   $1,423
     Cash provided by operations
     less capital expenditures    $  233  $  388   $  363   $  339   $  294
     Cash provided by operations
     as a percent of capital
     expenditures                    111     125      128      131      126
     Cash provided by operations
     as a percent of average
     total debt                       49      48       44       33       31
     -----------------------------------------------------------------------

     FINANCINGS
     The Company strives to minimize interest expense and the impact of changing foreign currencies while maintaining the capacity to meet increasing growth requirements. To accomplish these objectives, McDonald's generally finances long-term assets with long-term debt in the currencies in which the assets are denominated, while remaining flexible to take advantage of changing foreign currencies and interest rates.
       Over the years, major capital markets and various techniques have been utilized to meet financing requirements and reduce interest expense. Currency exchange agreements have been employed in conjunction with borrowings to obtain desired currencies at attractive rates. Interest-rate exchange agreements have been used to effectively convert fixed-rate to floating-rate debt, or vice versa. Foreign currency-denominated debt has been used to lessen the impact of changing foreign currencies on net income and shareholders' equity by designating these borrowings as hedges of intercompany financings or the Company's long-term investments in its foreign subsidiaries and affiliates. Total foreign currency-denominated debt, including the effects of currency exchange agreements, was $4.3 and $4.0 billion at year-end 1995 and 1994, respectively.


     -----------------------------------------------------------------------
                                    1995    1994     1993     1992     1991
     -----------------------------------------------------------------------
     Fixed-rate debt as a percent
     of total debt                   67%     64%      77%      75%      78%
     Weighted average annual
     interest rate                   7.9     8.4      9.1      9.3      9.4
     Foreign currency-denominated
     debt as a percent of total
     debt                             89      92       86       72       61
     Total debt as a percent of
     total capitalization (total
     debt and total shareholders'
     equity)                          38      39       37       40       49
     -----------------------------------------------------------------------

       The Company manages its debt portfolio to respond to changes in interest rates and foreign currencies and accordingly, periodically retires, redeems, and repurchases debt; terminates exchange agreements; and uses derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue financial instruments for trading purposes; all exchange agreements are over-the-counter instruments.

       While changing foreign currencies affect reported results, the Company actively hedges selected foreign currencies, primarily to minimize the cash exposure of royalty and other payments received in the U.S. in local currencies. McDonald's restaurants also primarily purchase goods and services in local currencies resulting in natural hedges and McDonald's typically finances in local currencies creating economic hedges. The Company's exposure is diversified within a broad basket of currencies. At year-end 1995, assets in hyperinflationary markets and in Mexico were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) by foreign currency were as follows:

     ----------------------------------------------------------------------
     (In millions of dollars)                   December 31, 1995      1994
     ----------------------------------------------------------------------
     Canadian Dollars                                        $361      $311
     British Pounds Sterling                                  356       330
     Australian Dollars                                       240       212
     French Francs                                            198        99
     Hong Kong Dollars                                        115        52
     Netherland Guilders                                      107        15
     Austrian Schillings                                      106        84
     ----------------------------------------------------------------------


       Moody's and Standard & Poor's have rated McDonald's debt Aa2 and
     AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990, and currently rates it AA+. At the present time, these strong ratings are important to McDonald's in the context of our global development plans. The Company has not experienced, nor does it expect to experience, difficulty in obtaining financing or in refinancing existing debt. At year-end 1995, the Company and its subsidiaries had $1.3 billion available under line of credit agreements and $785 million under previously filed shelf registrations available for future debt issuance.
       Although McDonald's prefers to own real estate, leases are an alternative financing method. As in the past, some new properties will be leased. Such leases frequently include renewal and/or purchase options. In the past five years, the Company and its affiliates have leased properties related to 40% of U.S. traditional restaurant openings and 66% of traditional restaurant openings outside of the U.S.
       Since 1990, the Company has improved its balance sheet by reducing leverage while simultaneously increasing expansion and repurchasing shares.

     TOTAL SHAREHOLDERS' EQUITY
     Total shareholders' equity rose $976 million or 14% in 1995, representing 51% of total assets at year-end. Stronger foreign currencies increased shareholders' equity by $28 million in 1995.
       One technique used to enhance common shareholder value is share repurchase using excess cash flow or debt capacity, while maintaining a strong equity base for future expansion. McDonald's has repurchased $2.8 billion of its common stock, representing 148 million shares, over the past 10 years. At year-end 1995, the market value of shares recorded as common stock in treasury was $6.3 billion, compared to the cost of $2.5 billion.
       In January 1996, the Company announced plans to repurchase $2.2 billion of its common stock within the next three years, including $200 million remaining under the three-year, $1 billion program announced in January 1994. In 1993, the Company completed a $700 million common share repurchase program begun in 1992.

     RETURNS
     Return on average assets is computed using operating income. Net income less preferred stock dividends (net of tax in 1995, 1994, 1993 and 1992) is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.


     ----------------------------------------------------------------------
                                    1995    1994     1993     1992     1991
     ----------------------------------------------------------------------
     Return on average assets       17.9%   17.6%    17.0%    16.4%    15.7%
     Return on average common
       equity                       19.9    19.4     19.0     18.2     19.1
     ----------------------------------------------------------------------

       The improvements in return on average assets since 1991 reflected better global operating results and a slower rate of asset growth. The 1995, 1994 and 1993 improvements in return on average common equity reflected higher levels of share repurchase, whereas the decline in 1992 resulted from a lower level of share repurchase as excess cash flow was used to reduce debt.

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                 Reference
                                                                 ---------

     Management's report                                             32

     Report of independent auditors                                  33

     Consolidated statement of income
       for each of the three years in the
       period ended December 31, 1995                                34

     Consolidated balance sheet
       at December 31, 1995 and 1994                                 35

     Consolidated statement of cash flows
       for each of the three years in the
       period ended December 31, 1995                                36

     Consolidated statement of shareholders'
       equity for each of the three years in
       the period ended December 31, 1995                            37

     Notes to consolidated financial statements
       (Financial comments)                                       38 - 56

     Quarterly results (unaudited)                                   57

     MANAGEMENT'S REPORT

     Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Financial Comments appearing in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's judgment and best estimates. Other financial information presented in the annual report is consistent with the financial statements.
       The Company maintains a system of internal control over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures which are communicated throughout the Company; careful selection, training, and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.
       There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that at December 31, 1995, it maintained an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.
       The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented below.
       The Board of Directors, operating through its Audit Committee composed entirely of independent Directors, provides oversight to the financial reporting process. Ernst & Young LLP has independent access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

     McDONALD'S CORPORATION
     Oak Brook, Illinois
     January 25, 1996

     REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     McDonald's Corporation
     Oak Brook, Illinois

     We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     ERNST & YOUNG LLP
     Chicago, Illinois
     January 25, 1996

     McDONALD'S CORPORATION
     CONSOLIDATED STATEMENT OF INCOME
     --------------------------------------------------------------------------
     (In millions of dollars, except per common share data)
                              Years ended December 31, 1995      1994      1993
     --------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated restaurants         $6,863.5  $5,792.6  $5,157.2
     Revenues from franchised restaurants           2,931.0   2,528.2   2,250.9
     --------------------------------------------------------------------------
          TOTAL REVENUES                            9,794.5   8,320.8   7,408.1
     --------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants
       Food and packaging                           2,319.4   1,934.2   1,735.1
       Payroll and other employee benefits          1,730.9   1,459.1   1,291.2
       Occupancy and other operating expenses       1,497.4   1,251.7   1,138.3
     --------------------------------------------------------------------------
                                                    5,547.7   4,645.0   4,164.6
     --------------------------------------------------------------------------
     Franchised restaurants--occupancy expenses       514.9     435.5     380.4
     General, administrative and selling expenses   1,236.3   1,083.0     941.1
     Other operating (income) expense--net           (105.7)    (83.9)    (62.0)
     --------------------------------------------------------------------------
           TOTAL OPERATING COSTS AND EXPENSES       7,193.2   6,079.6   5,424.1
     --------------------------------------------------------------------------
     OPERATING INCOME                               2,601.3   2,241.2   1,984.0
     --------------------------------------------------------------------------
     Interest expense--net of capitalized interest
       of $22.5, $20.6 and $20.0                      340.2     305.7     316.1
     Nonoperating income (expense)--net               (92.0)    (48.9)      7.8
     --------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES       2,169.1   1,886.6   1,675.7
     --------------------------------------------------------------------------
     Provision for income taxes                       741.8     662.2     593.2
     --------------------------------------------------------------------------
     NET INCOME                                    $1,427.3  $1,224.4  $1,082.5
     ==========================================================================
     NET INCOME PER COMMON SHARE                   $   1.97  $   1.68  $   1.45
     --------------------------------------------------------------------------
     DIVIDENDS PER COMMON SHARE                    $    .26  $    .23  $    .21
     --------------------------------------------------------------------------
     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     McDONALD'S CORPORATION
     CONSOLIDATED BALANCE SHEET
     --------------------------------------------------------------------
     (In millions of dollars)               December 31, 1995        1994
     --------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                           $   334.8   $   179.9
     Accounts receivable                                377.3       348.1
     Notes receivable                                    36.3        31.2
     Inventories, at cost, not in excess of market       58.0        50.5
     Prepaid expenses and other current assets          149.4       131.0
     --------------------------------------------------------------------
           TOTAL CURRENT ASSETS                         955.8       740.7
     --------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES
     Notes receivable due after one year                 98.5        80.0
     Investments in and advances to affiliates          656.9       579.3
     Miscellaneous                                      357.3       380.4
     --------------------------------------------------------------------
           TOTAL OTHER ASSETS AND DEFERRED CHARGES    1,112.7     1,039.7
     --------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost                 17,137.6    15,184.6
     Accumulated depreciation and amortization       (4,326.3)   (3,856.2)
     --------------------------------------------------------------------
           NET PROPERTY AND EQUIPMENT                12,811.3    11,328.4
     --------------------------------------------------------------------
     INTANGIBLE ASSETS--NET                             534.8       483.1
     --------------------------------------------------------------------
     TOTAL ASSETS                                   $15,414.6   $13,591.9
     ====================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                                  $   413.0   $ 1,046.9
     Accounts payable                                   564.3       509.4
     Income taxes                                        55.4        25.0
     Other taxes                                        127.1       102.1
     Accrued interest                                   117.4       107.7
     Other accrued liabilities                          352.5       291.9
     Current maturities of long-term debt               165.2       368.3
     --------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                  1,794.9     2,451.3
     --------------------------------------------------------------------
     LONG-TERM DEBT                                   4,257.8     2,935.4
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                                 664.7       422.8
     DEFERRED INCOME TAXES                              835.9       840.8
     COMMON EQUITY PUT OPTIONS                                       56.2
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
     authorized--165.0 million shares;
     issued--7.2 thousand and 11.2 million              358.0       674.2
     Common stock, no par value;
     authorized--1.25 billion shares;
     issued--830.3 million                               92.3        92.3
     Additional paid-in capital                         387.4       286.0
     Guarantee of ESOP Notes                           (214.2)     (234.4)
     Retained earnings                                9,831.3     8,625.9
     Foreign currency translation adjustment            (87.1)     (114.9)
     --------------------------------------------------------------------
                                                     10,367.7     9,329.1
     --------------------------------------------------------------------
     Common stock in treasury, at cost;
     130.6 and 136.6 million shares                  (2,506.4)   (2,443.7)
     --------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                 7,861.3     6,885.4
     --------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $15,414.6   $13,591.9
     ====================================================================

     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     McDONALD'S CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     --------------------------------------------------------------------------
     (In millions of dollars)
                              Years ended December 31, 1995      1994      1993
     --------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income                                    $1,427.3  $1,224.4  $1,082.5
     Adjustments to reconcile to cash
     provided by operations
         Depreciation and amortization                709.0     628.6     568.4
         Deferred income taxes                         (4.2)     (5.6)     52.4
         Changes in operating working capital items
           Accounts receivable increase               (49.5)    (51.6)    (48.3)
           Inventories, prepaid expenses and other
             current assets increase                  (20.4)    (15.0)     (9.6)
           Accounts payable increase                   52.6     105.4      45.4
           Accrued interest increase (decrease)        13.0     (25.5)     (5.1)
           Taxes and other liabilities increase       158.3      95.2      26.5
         Other--net                                    10.1     (29.7)    (32.4)
     --------------------------------------------------------------------------
           CASH PROVIDED BY OPERATIONS              2,296.2   1,926.2   1,679.8
     --------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Property and equipment expenditures           (2,063.7) (1,538.6) (1,316.9)
     Purchases of restaurant businesses              (110.1)   (133.8)    (64.2)
     Sales of restaurant businesses                   151.6     151.5     114.2
     Property sales                                    66.2      66.0      61.6
     Notes receivable additions                       (33.4)    (15.1)    (33.1)
     Notes receivable reductions                       31.5      56.7      75.7
     Other                                           (151.1)    (92.6)    (55.3)
     --------------------------------------------------------------------------
           CASH USED FOR INVESTING ACTIVITIES      (2,109.0) (1,505.9) (1,218.0)
     --------------------------------------------------------------------------
     FINANCING ACTIVITIES
     Net short-term borrowings (repayments)          (272.9)    521.7      (8.9)
     Long-term financing issuances                  1,250.2     260.9   1,241.0
     Long-term financing repayments                  (532.2)   (536.9) (1,185.9)
     Treasury stock purchases                        (314.5)   (495.6)   (620.1)
     Common and preferred stock dividends            (226.5)   (215.7)   (201.2)
     Other                                             63.6      39.4      62.6
     --------------------------------------------------------------------------
           CASH USED FOR FINANCING ACTIVITIES         (32.3)   (426.2)   (712.5)
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS INCREASE (DECREASE)         154.9      (5.9)   (250.7)
     --------------------------------------------------------------------------
     Cash and equivalents at beginning of year        179.9     185.8     436.5
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS AT END OF YEAR           $  334.8  $  179.9  $  185.8
     ==========================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
         Interest paid                             $  331.0  $  323.9  $  312.2
         Income taxes paid                         $  667.6  $  621.8  $  521.7
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
                                  stock issued    stock issued    paid-in       of       Retained   translation    in treasury
                                 Shares  Amount  Shares  Amount   capital   ESOP Notes   earnings   adjustment   Shares    Amount
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992      11.6   $680.2   830.3   $92.3   $214.1     $(271.3)    $6,727.3    $(127.4)    (103.3) $(1,422.8)

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                1,082.5

Common stock cash dividends
($.21 per share)                                                                           (150.3)

Preferred stock cash dividends
(per share: $1.01 for Series B, $1.16 for
Series C and $1.93 for Series
E depositary share), (net of
tax benefits of $4.1)                                                                       (46.9)

Preferred stock conversion                  (.2)   (2.9)              .5                                             .2        2.4

ESOP Notes payment                                                             15.5

Treasury stock acquisitions                                                                                       (25.0)    (627.7)

Translation adjustments
(including taxes of $1.6)                                                                              (64.8)

Common equity put options
expiration                                                                                                                    94.0

Stock option exercises and
other (including tax benefits
of $23.0)                                                           42.1        2.2                                 5.1       35.1

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993       11.4   677.3   830.3    92.3    256.7     (253.6)      7,612.6     (192.2)    (123.0)  (1,919.0)

----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                1,224.4

Common stock cash dividends
($.23 per share)                                                                           (163.9)

Preferred stock cash dividends
(per share: $1.01 for Series B, $1.16 for
Series C and $1.93 for Series
E depositary share), (net of
tax benefits of $3.7)                                                                       (47.2)

Preferred stock conversion          (.2)   (3.1)                      .5                                             .2        2.6

ESOP Notes payment                                                             17.5

Treasury stock acquisitions                                                                                       (17.6)    (499.8)

Translation adjustments
(including taxes of $50.8)                                                                              77.3

Common equity put options
issuance                                                                                                                     (54.6)

Stock option exercises and other
(including tax benefits of
$20.3)                                                              28.8        1.7                                 3.8       27.1

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994       11.2   674.2   830.3    92.3    286.0     (234.4)      8,625.9     (114.9)    (136.6)  (2,443.7)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,427.3

Common stock cash dividends
($.26 per share)                                                                           (181.4)

Preferred stock cash dividends
(per share: $1.01 for Series B, $1.16 for
Series C and $1.93 for Series
E depositary share), (net of
tax benefits of $1.6)                                                                       (40.5)

Preferred stock conversion        (11.2) (316.2)                    25.3                                            8.8      144.6

ESOP Notes payment                                                             19.0

Treasury stock acquisitions                                                                                        (8.8)    (321.0)

Translation adjustments
(including taxes of $9.0)                                                                               27.8

Common equity put options
expiration                                                                                                                    56.2

Stock option exercises and other
(including tax benefits of
$42.2)                                                              76.1        1.2                                 6.0       57.5

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995        0.0* $358.0   830.3   $92.3   $387.4    $(214.2)     $9,831.3   $  (87.1)   (130.6) $(2,506.4)

==================================================================================================================================
* At December 31, 1995, 7.2 thousand shares were outstanding.

The accompanying Financial Comments are an integral part of the consolidated financial statements.

/TABLE

     MCDONALD'S CORPORATION FINANCIAL COMMENTS

     --------------------------------------------------------------------
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------
     CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates, in which the Company owns 50% or less, are carried at equity in the companies' net assets.

     ESTIMATES IN FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION
     The functional currency of substantially all operations outside of the U.S. is the respective local currency, except for hyperinflationary countries where it is the U.S. Dollar.

     ADVERTISING COSTS
     Production costs for radio and television advertising are expensed as of the date the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and general, administrative and selling expenses were (in millions): 1995--$431.0; 1994--$385.6; 1993--$353.8.

     STOCK-BASED COMPENSATION
     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which is effective in 1996. As permitted by the new standard, the Company will continue applying accounting prescribed by APB Opinion No. 25 and include additional footnote disclosures.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, with depreciation and amortization provided on the straight-line method over the following estimated useful lives: buildings--up to 40 years; leasehold improvements--lesser of useful lives of assets or lease terms including option periods; and equipment--3 to 12 years.

     INTANGIBLE ASSETS
     Intangible assets, consisting primarily of franchise rights reacquired from franchisees and affiliates, are amortized on the straight-line method over an average life of 30 years.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
     In the first quarter of 1996, the Company will adopt Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. After reviewing its assets, the Company anticipates a pre-tax charge to operating income of approximately $16 million related to restaurant sites in Mexico on adoption of this new accounting standard.

     FINANCIAL INSTRUMENTS
     The Company utilizes derivatives in managing risk, but not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of either long-term investments in or intercompany loans to foreign subsidiaries and affiliates. Foreign currency gains and losses on the hedges of long-term investments are recorded as foreign currency translation adjustment included in shareholders' equity. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating income (expense).
       Interest-rate exchange agreements are designated and effective to modify the Company's interest-rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Gains or losses from the early termination of interest rate swaps are amortized as an adjustment to interest expense over the shorter of the remaining life of the swap or the underlying debt being hedged.
       The Company also purchases foreign currency options (with little or no intrinsic value) to hedge future foreign currency-denominated royalty and other payments received in the U.S. The premiums paid for these options are amortized over the option life and are recorded in nonoperating expense. Any realized gains on exercised options are deferred and amortized over the period being hedged.
       Short-term forward foreign exchange contracts are also used to mitigate exposure on foreign currency-denominated cash flows received from affiliates and subsidiaries. These contracts are marked to market with the resulting gains or losses recorded in nonoperating income (expense). Gains and losses associated with these forward contracts have not been material.
       If a hedged item matures or is extinguished, the associated derivative is marked to market with the resulting gain or loss recognized immediately. The derivative then is redesignated as a hedge of some other item or terminated.
       The carrying amounts for cash and equivalents and notes receivable approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.

     STATEMENT OF CASH FLOWS
     The Company considers short-term, highly liquid investments to be cash equivalents. The impact of changing foreign currencies on cash and equivalents was not material.

     ----------------------------------------------------------------------
     NUMBER OF RESTAURANTS IN OPERATION
     ----------------------------------------------------------------------
     The Company, its franchisees and affiliates operate traditional and satellite restaurants. Satellite restaurants generally offer a simplified menu and are smaller in size and sales volume compared to traditional restaurants.

     ----------------------------------------------------------------------
                         December 31, 1995      1994      1993
     ----------------------------------------------------------------------
     Operated by franchisees        10,776     9,982     9,288
     Operated under business
     facilities lease arrangements     464       476       544
     Operated by the Company         3,513     3,083     2,699
     Operated by 50% or less
     owned affiliates                2,056     1,664     1,462
     ----------------------------------------------------------------------
     Total traditional restaurants  16,809    15,205    13,993
     ======================================================================
     U.S.                            1,027       494       114
     Outside of the U.S.               544       251        56
     ----------------------------------------------------------------------
     Total satellite restaurants     1,571       745       170
     ======================================================================

       Franchisees operating under business facilities lease arrangements have options to purchase the businesses.
       In 1995, the Company purchased the remaining minority interest in its Hong Kong subsidiary. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

     ----------------------------------------------------------------------
     OTHER OPERATING (INCOME) EXPENSE--NET
     ----------------------------------------------------------------------
     (In millions of dollars)                     1995      1994      1993
     ----------------------------------------------------------------------
     Gains on sales of restaurant businesses $ (63.9) $(67.1) $(48.2) Equity in earnings of unconsolidated
       affiliates                                (96.5)    (47.0)    (34.6)
     Net losses from property dispositions        49.2      20.0      15.5
     Other--net                                    5.5      10.2       5.3
     ----------------------------------------------------------------------
     Other operating (income) expense--net     $(105.7)   $(83.9)   $(62.0)
     ======================================================================

     Gains on sales of restaurant businesses are recognized as income when the sales are consummated and other stipulated conditions are met. Proceeds from certain sales of restaurant businesses and property include notes receivable. The 1995 increase in equity in earnings of unconsolidated affiliates occurred because of greater income from affiliates, principally Japan.

     ---------------------------------------------------------------------
     INCOME TAXES
     ---------------------------------------------------------------------
     Income before provision for income taxes, classified by source of income in the following table, was restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and outside of the U.S. segments.

     ---------------------------------------------------------------------
     (In millions of dollars)                     1995      1994      1993
     ---------------------------------------------------------------------
     U.S. and Corporate                       $1,026.2  $1,084.9  $1,017.6
     Outside of the U.S.                       1,142.9     801.7     658.1
     ---------------------------------------------------------------------
     Income before provision for
       income taxes                           $2,169.1  $1,886.6  $1,675.7
     =====================================================================

       The provision for income taxes, classified by the timing and location of payment, was as follows:

     ---------------------------------------------------------------------
     (In millions of dollars)                     1995      1994      1993
     ---------------------------------------------------------------------
     U.S. federal                               $363.7    $379.3    $331.6
     U.S. state                                   60.5      71.1      62.0
     Outside of the U.S.                         321.8     217.4     147.2
     ---------------------------------------------------------------------
           Current tax provision                 746.0     667.8     540.8
     ---------------------------------------------------------------------
     U.S. federal                                (17.6)    (21.2)     21.9
     U.S. state                                   (3.9)     (3.0)      3.4
     Outside of the U.S.                          17.3      18.6      27.1
     ---------------------------------------------------------------------
           Deferred tax provision                 (4.2)     (5.6)     52.4
     ---------------------------------------------------------------------
     Provision for income taxes                 $741.8    $662.2    $593.2
     =====================================================================

       Included in the 1993 deferred tax provision were $14.0 million attributable to a one-time, noncash revaluation of deferred tax liabilities resulting from the increase in the statutory U.S. federal income tax rate.
       Net deferred tax liabilities consisted of:

     -------------------------------------------------------------------------
     (In millions of dollars)                     December 31, 1995       1994
     -------------------------------------------------------------------------
     Property and equipment basis differences             $   898.6  $   852.8
     Other                                                    197.8      178.3
     -------------------------------------------------------------------------
           Total deferred tax liabilities                   1,096.4    1,031.1
     -------------------------------------------------------------------------
     Deferred tax assets before
     valuation allowance (1)                                 (360.5)    (274.7)
     Valuation allowance                                       52.7       41.4
     -------------------------------------------------------------------------
     Net deferred tax liabilities (2)                     $   788.6  $   797.8
     =========================================================================
     (1) Includes tax effects of loss carryforwards (in millions): 1995-- $56.1; 1994--$45.1.
     (2)  Net of assets recorded in current income taxes (in millions):
          1995--$47.3; 1994--$43.0.

          Reconciliations of the statutory U.S. federal income tax rates to the effective income tax rates were as follows:

     -------------------------------------------------------------------------
                                                   1995        1994       1993
     -------------------------------------------------------------------------
     Statutory U.S. federal income tax rates       35.0%       35.0%      35.0%
     State income taxes, net of related
       federal income tax benefit                   1.7         2.3        2.5
     Benefits and taxes related to
       foreign operations                          (2.9)       (2.7)      (2.6)
     Other                                           .4          .5         .5
     -------------------------------------------------------------------------
     Effective income tax rates                    34.2%       35.1%      35.4%
     =========================================================================

       Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $915 million at December 31, 1995, and consisted primarily of undistributed earnings which are considered to be permanently invested in the businesses. If these earnings were not considered permanently invested, any incremental taxes that may need to be provided would not be material.

     ------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     ------------------------------------------------------------------------
     (In millions of dollars)                  December 31, 1995        1994
     ------------------------------------------------------------------------
     Land                                              $ 3,251.5    $ 2,950.1
     Buildings and improvements on owned land            6,419.7      5,814.7
     Buildings and improvements on leased land           4,986.3      4,211.2
     Equipment, signs and seating                        1,942.3      1,727.8
     Other                                                 537.8        480.8
     ------------------------------------------------------------------------
                                                        17,137.6     15,184.6
     ------------------------------------------------------------------------
     Accumulated depreciation and amortization          (4,326.3)    (3,856.2)
     ------------------------------------------------------------------------
     Net property and equipment                        $12,811.3    $11,328.4
     ========================================================================

     Depreciation and amortization were (in millions): 1995--$619.9; 1994-- $550.5; 1993--$492.8. Contractual obligations for the acquisition and construction of property amounted to $268.2 million at December 31, 1995.

     ----------------------------------------------------------------------
     SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------------------------------------------
     The Company operates exclusively in the foodservice industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. Operating income includes the Company's share of operating results of affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Fees received from subsidiaries outside of the U.S. were (in millions): 1995--$358.4; 1994--$268.9; 1993--$202.8.
       Segment operating income has been restated to reflect a more meaningful allocation of general, administrative and selling expenses between the U.S. and international segments and includes an additional corporate category. In addition, segment assets have been restated to reflect an additional corporate category, primarily comprised of corporate cash, investments, asset portions of financing instruments and certain intangibles.

     ----------------------------------------------------------------------
     (In millions of dollars)             1995          1994         1993
     ----------------------------------------------------------------------
     U.S.                              $ 4,473.9     $ 4,155.5    $ 3,931.2
     Europe/Africa/Middle East           3,255.1       2,604.7      2,235.9
     Asia/Pacific                        1,010.8         730.7        494.4
     Canada                                547.8         546.1        557.8
     Latin America                         506.9         283.8        188.8
     ----------------------------------------------------------------------
     Total revenues                    $ 9,794.5     $ 8,320.8    $ 7,408.1
     ======================================================================
     U.S.                              $ 1,252.4     $ 1,216.7    $ 1,156.4
     Europe/Africa/Middle East             840.3         645.8        532.7
     Asia/Pacific                          309.6         233.5        180.1
     Canada                                114.5         116.8        111.2
     Latin America                         132.7          76.0         41.3
     Corporate                             (48.2)        (47.6)       (37.7)
     ----------------------------------------------------------------------
     Total Operating income            $ 2,601.3     $ 2,241.2    $ 1,984.0
     ======================================================================
     U.S.                              $ 7,040.2     $ 6,492.7    $ 6,200.1
     Europe/Africa/Middle East           5,069.2       4,257.5      3,473.2
     Asia/Pacific                        1,813.6       1,547.7      1,103.2
     Canada                                510.5         487.6        562.5
     Latin America                         812.5         616.4        510.9
     Corporate                             168.6         190.0        185.3
     ----------------------------------------------------------------------
     Total assets                      $15,414.6     $13,591.9    $12,035.2
     ======================================================================

     ------------------------------------------------------------------------
     DEBT FINANCING
     ------------------------------------------------------------------------
     LINE OF CREDIT AGREEMENTS
     Effective April 19, 1995, the Company canceled its existing $700.0 million line of credit agreement and entered into a new $675.0 million five-year revolving credit agreement with various banks. Accordingly, $675.0 million of notes maturing within one year have been reclassified as long-term debt. In June 1995, the Company entered into an additional $25.0 million revolving credit agreement with various banks for a renewable term of 364 days. Both agreements, which remained unused at December 31, 1995, provide for fees of .07% per annum on the total commitment. Each borrowing under the agreements bears interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside of the U.S. had unused lines of credit totaling $550.5 million at December 31, 1995; these were principally short-term and denominated in various currencies at local market rates of interest. The weighted average interest rates of short-term borrowings, comprised of commercial paper and foreign-denominated bank line borrowings, were 6.4% and 6.8% at December 31, 1995, and 1994, respectively.

     EXCHANGE AGREEMENTS
     The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements, as well as additional interest-rate exchange agreements, expire through 2003. The interest-rate exchange agreements had a notional amount with a U.S. Dollar equivalent of $1.6 billion at December 31, 1995, and were denominated primarily in U.S. Dollars, Japanese Yen, Deutsche Marks and British Pounds Sterling. The net value of each exchange agreement was classified as an asset or liability based on its carrying amount, and any related interest income was netted against interest expense.
       The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have a significant exposure to any individual counterparty, and has entered into master agreements that contain netting arrangements.
       The Company purchased foreign currency options which were outstanding at December 31, 1995, with a notional amount equivalent to U.S. $187.7 million in various currencies, primarily Deutsche Marks, British Pounds Sterling and French Francs. At December 31, 1995, the unamortized premium related to these currency options was $4.9 million. There were no deferred gains related to these options at year end. Short-term forward foreign exchange contracts outstanding at December 31, 1995, had a U.S. Dollar equivalent of $27.6 million in various currencies, primarily Deutsche Marks, Japanese Yen and Swiss Francs.

     GUARANTEES
     The Company has guaranteed and included in total debt at December 31, 1995, $146.7 million of 7.4% ESOP Notes Series A and $77.1 million of 7.1% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan with payments through 2004 and 2006, respectively. Interest rates on the notes were adjusted in 1995 due to refinancing of certain sinking fund payments. The Company has agreed to repurchase the notes upon the occurrence of certain events. The Company also has guaranteed certain foreign affiliate loans totaling $60.6 million at December 31, 1995.
       The Company was a general partner in 92 domestic partnerships with total assets of $407.9 million and total liabilities of $232.5 million at December 31, 1995.

     FAIR VALUES
     ----------------------------------------------------------------------
                                                         December 31, 1995
     (In millions of dollars)                  Carrying amount  Fair value
     ----------------------------------------------------------------------
     Liabilities
        Debt                                          $4,204.9    $4,399.9
        Notes payable                                    413.0       413.0
        Foreign currency exchange agreements             218.1       287.2
        Interest-rate exchange agreements                             (1.1)
     ----------------------------------------------------------------------
           Total liabilities                           4,836.0     5,099.0
     ----------------------------------------------------------------------
     Assets
        Foreign currency exchange agreements              40.6        28.8
     ----------------------------------------------------------------------
     Net debt                                         $4,795.4    $5,070.2
     ======================================================================
     Purchased foreign currency options               $    4.9    $    5.3
     ----------------------------------------------------------------------

     Short-term forward foreign exchange contracts were recorded at their fair value of $27.6 million at December 31, 1995. The fair value of the debt and notes payable obligations (excluding capital leases), the currency and interest-rate exchange agreements, and the foreign currency options was estimated using quoted market prices, various pricing models or discounted cash flow analyses. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of total assets was higher than their carrying value at December 31, 1995.

     DEBT OBLIGATIONS
     The Company has incurred debt obligations principally through public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes these debt obligations, including the gross effects of currency and interest-rate exchange agreements.

DEBT OBLIGATIONS

                               Interest rates (1) Amounts outstanding
                          Maturity    December 31     December 31             Aggregate maturities by currency for 1995 balances
                            dates     1995   1994   1995       1994        1996      1997     1998       1999     2000   Thereafter
(In millions of U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
Fixed--original issue                  7.5%  8.2%  $2,172.6  $1,647.0
Fixed--converted via
exchange agreements (2)                5.9   5.7   (1,844.2) (1,483.6)
Floating                               5.5   4.5      216.5     167.3
---------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Dollars    1996-2033                  544.9     330.7     $120.7    $(60.2) $(230.2)   $(211.1)  (46.6)    $972.3

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  6.0   6.4      552.7     440.7
Floating                               4.4   5.4      376.6     339.5
---------------------------------------------------------------------------------------------------------------------------------
Total Deutsche Marks       1996-2007                  929.3     780.2      231.7     130.7    280.0      139.3   147.3        0.3

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  7.8   8.3      727.3     527.2
Floating                               5.8   6.0      177.4     292.3
---------------------------------------------------------------------------------------------------------------------------------
Total French Francs        1996-2003                  904.7     819.5       75.9     126.0    163.2      190.7     0.1      348.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  4.4   4.3      409.5     375.8
Floating                               0.6   2.0      130.5     135.5
---------------------------------------------------------------------------------------------------------------------------------
Total Japanese Yen         1996-2023                  540.0     511.3      154.7      96.7                                  288.6

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.3  10.4      382.3     464.9
Floating                               6.2   6.1      121.1     197.2
---------------------------------------------------------------------------------------------------------------------------------
Total British Pounds
Sterling                   1996-2003                  503.4     662.1      149.8               21.1               85.4      247.1

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                 11.0  11.1      113.8     113.3
Floating                               7.6   7.4      100.5     106.3
---------------------------------------------------------------------------------------------------------------------------------
Total Australian Dollars   1996-2001                  214.3     219.6      141.6       1.6     65.2        1.7     1.7        2.5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  6.2   6.4      136.9     149.9
Floating                               4.2   5.7       32.2      26.6
---------------------------------------------------------------------------------------------------------------------------------
Total Netherland Guilders  1996-1999                  169.1     176.5        7.3              108.8       53.0

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.0  11.8      130.3     114.5
Floating                               6.0   6.0       22.0      39.3
---------------------------------------------------------------------------------------------------------------------------------
Total Canadian Dollars     1996-2021                  152.3     153.8       95.5      55.2      0.2        0.2     0.2        1.0

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.7   8.1       77.6      97.0
Floating                               6.6   6.4       40.1      37.6
---------------------------------------------------------------------------------------------------------------------------------
Total Hong Kong Dollars    1996-2008                  117.7     134.6       38.4      30.6     17.6       11.1    11.2        8.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  4.7   4.4       81.1      97.6
Floating                               2.3             30.4
---------------------------------------------------------------------------------------------------------------------------------
Total Swiss Francs         1996-2000                  111.5      97.6       16.1               34.7               60.7

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.5   8.0       43.9      41.0
Floating                               7.9   8.2       65.3      69.6
---------------------------------------------------------------------------------------------------------------------------------
Total New Taiwan Dollars   1996-2001                  109.2     110.6       31.7      16.3     12.7        8.2               40.3

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.5   9.5       63.5      58.7
Floating                              11.3   8.2       39.1       7.1
---------------------------------------------------------------------------------------------------------------------------------
Total Spanish Pesetas      1997-1998                  102.6      65.8                 39.1     63.5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.4   9.0      161.7     133.2
Floating                              10.9  12.3      234.7     117.6
---------------------------------------------------------------------------------------------------------------------------------
Total other currencies     1996-2016                  396.4     250.8      163.7     116.8     19.8       51.1    11.8       33.2

---------------------------------------------------------------------------------------------------------------------------------
Debt obligations
including the net effects
of currency and interest-
rate exchange agreements                            4,795.4   4,313.1    1,227.1     552.8    556.6      244.2   271.8    1,942.9

---------------------------------------------------------------------------------------------------------------------------------
Obligations supported by
long-term line of credit
agreement                                                                 (675.0)                                675.0

---------------------------------------------------------------------------------------------------------------------------------
Net asset positions of
currency exchange
agreements (included in
miscellaneous other
assets)                                                40.6      37.5       26.1                0.5        2.2               11.8

---------------------------------------------------------------------------------------------------------------------------------
Total debt obligations                             $4,836.0  $4,350.6     $578.2    $552.8   $557.1     $246.4  $946.8   $1,954.7

=================================================================================================================================

(1)  Weighted average effective rate, computed on a semi-annual basis.
(2)  A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the gross effects of these and other exchange agreements.


/TABLE

     -------------------------------------------------------------------
     OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS
     -------------------------------------------------------------------
     (In millions of dollars)                December 31, 1995      1994
     -------------------------------------------------------------------
     Security deposits by franchisees                   $155.0    $141.2
     Preferred interests in consolidated
       subsidiaries                                      400.6     162.4
     Minority interests in consolidated
       subsidiaries                                       33.2      50.3
     Other
                                                          75.9      68.9
     -------------------------------------------------------------------
     Other long-term liabilities and minority
       interests                                        $664.7    $422.8
     ===================================================================

     Preferred interests in consolidated subsidiaries reflects preferred stock issued by Company subsidiaries. One subsidiary issued preferred stock denominated in British Pounds Sterling as follows: British Pounds 150 million of Series C, D and E at an average rate of 7.04% in 1995; British Pounds 25 million of 5.42% Series B in 1994; and British Pounds 50 million of 5.91% Series A in 1993. Unless redeemed at the Company's option, each series of preferred stock must be redeemed five years from the date of issuance. These combined preferred interests were valued at U.S. $349.4 million at December 31, 1995. Another subsidiary issued additional preferred stock in 1994 and 1993. At December 31, 1995, the preferred stock of this subsidiary had a dividend rate of 14.6% (adjusted annually) and was redeemable at the option of the holder at a redemption price totaling $51.2 million.
       Included in other was the $100.00 per share redemption value of 181,868 shares of 5% Series D Preferred Stock. This stock, which carries one vote per share, must be redeemed on the occurrence of specified events.

     ---------------------------------------------------------------------
     LEASING ARRANGEMENTS
     ---------------------------------------------------------------------
     At December 31, 1995, the Company was lessee at 2,976 locations under ground leases (the Company leases land and constructs and owns buildings) and at 4,204 locations under improved leases (lessor owns land and buildings). Land and building lease terms for most traditional restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and one or more five-year renewal options with certain leases providing purchase options. Most satellite restaurants operate under improved leases which generally include percentage rent payments only and are of a shorter term. For most locations, the Company is obligated for the related occupancy costs which include property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.
       Future minimum payments required under operating leases with initial terms of one year or more are:

     ---------------------------------------------------------------------
     (In millions of dollars)               Restaurant     Other     Total
     ---------------------------------------------------------------------
     1996                                     $  400.3    $ 45.0  $  445.3
     1997                                        392.7      41.9     434.6
     1998                                        377.3      36.9     414.2
     1999                                        359.0      28.0     387.0
     2000                                        341.0      23.5     364.5
     Thereafter                                3,379.8     117.4   3,497.2
     ---------------------------------------------------------------------
     Total minimum payments                   $5,250.1    $292.7  $5,542.8
     =====================================================================

       Rent expense was (in millions): 1995--$497.6; 1994--$394.4; 1993--
     $339.0. Included in these amounts were percentage rents based on sales by the related restaurants in excess of minimum rents stipulated in certain lease agreements (in millions): 1995--$73.5; 1994--$40.3; 1993--$29.0.

     ----------------------------------------------------------------------
     FRANCHISE ARRANGEMENTS
     ----------------------------------------------------------------------
     Franchise arrangements include a lease and a license and generally provide for initial fees as well as continuing rent and service fee payments to the Company, based upon a percentage of sales with minimum rent payments. Franchisees are granted the right to operate a McDonald's restaurant using the McDonald's system. Additionally, franchisees are provided the use of a restaurant facility generally for a period of 20 years. They are required to pay related occupancy costs which include property taxes, insurance, maintenance and a refundable, noninterest-bearing security deposit. On a limited basis the Company accepts notes from franchisees which generally are secured by interests in restaurant equipment and franchises.

     ----------------------------------------------------------------------
     (In millions of dollars)                    1995       1994       1993
     ----------------------------------------------------------------------
     Owned sites                             $  708.6   $  633.4   $  573.6
     Leased sites                               521.4      446.0      381.7
     ----------------------------------------------------------------------
         Minimum rents                        1,230.0    1,079.4      955.3
     ----------------------------------------------------------------------
     Percentage rent and service fees         1,638.4    1,411.8    1,272.1
     Initial fees                                62.6       37.0       23.5
     ----------------------------------------------------------------------
     Revenues from franchised restaurants    $2,931.0   $2,528.2   $2,250.9
     ======================================================================

       Future minimum rent payments due to the Company under franchise arrangements are:

     ----------------------------------------------------------------------
                                                Owned     Leased
     (In millions of dollars)                   sites      sites      Total
     ----------------------------------------------------------------------
     1996                                   $   787.9   $  547.1  $ 1,335.0
     1997                                       776.1      541.7    1,317.8
     1998                                       780.7      542.3    1,323.0
     1999                                       763.1      528.9    1,292.0
     2000                                       745.7      512.5    1,258.2
     Thereafter                               6,937.0    4,825.4   11,762.4
     ----------------------------------------------------------------------
     Total minimum payments                 $10,790.5   $7,497.9  $18,288.4
     ======================================================================

       At December 31, 1995, net property and equipment under franchise arrangements totaled $7.3 billion (including land of $2.2 billion) after deducting accumulated depreciation and amortization of $2.2 billion.

     -------------------------------------------------------------------------
     PROFIT SHARING PROGRAM
     -------------------------------------------------------------------------
     The Company has a program for U.S. employees which includes profit sharing, 401(k) (McDESOP), and leveraged employee stock ownership
     (LESOP) features. McDESOP allows participants to make contributions which are partially matched by the Company. Profit sharing assets and contributions made by McDESOP participants can be invested in McDonald's common stock or among several other investment alternatives. Company contributions to McDESOP are invested in McDonald's common stock. Due to the conversion of all remaining preferred shares in 1995, the LESOP is now invested only in McDonald's common stock.
       Staff, executives and restaurant managers participate in profit sharing contributions and shares released under the LESOP based on participant's compensation. The profit sharing contribution is discretionary, and the amount is determined by the Company each year.
     The LESOP contribution is based on the loan payments necessary to amortize the debt initially incurred to acquire the stock. Shares held by the LESOP are allocated to participants as the loan is repaid. Dividends on shares held by the LESOP are used to service the debt, and shares are released to participants to replace the dividends on shares that have been allocated to them. LESOP costs shown in the following table were based upon the cash paid for loan payments less these dividends.

     -------------------------------------------------------------------------
     (In millions of dollars)                     1995        1994        1993
     -------------------------------------------------------------------------
     Profit sharing                              $14.2       $15.2       $13.5
     LESOP                                        29.9        25.4        25.5
     McDESOP                                      11.7         9.5         8.1
     -------------------------------------------------------------------------
     U.S. program costs                          $55.8       $50.1       $47.1
     =========================================================================

       Certain subsidiaries outside of the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside of the U.S. were (in millions): 1995 $26.6 1994--$18.1; 1993--$13.0.
       Profit sharing costs were restated to reflect a more meaningful allocation of program costs between the U.S. and outside of the U.S. segments. The Company does not provide any other postretirement benefits, and postemployment benefits were immaterial.

     -------------------------------------------------------------------------
     STOCK OPTIONS
     -------------------------------------------------------------------------
     At December 31, 1995, the Company had three stock-based compensation plans which were accounted for under APB Opinion No. 25. Accordingly, no compensation cost has been recognized in the consolidated financial statements for these plans because options to purchase common stock are granted at prices not less than the fair market value of the stock on date of grant.
       Substantially all of the options under these plans become exercisable in four equal biennial installments, commencing one year from date of grant, and expire ten years from date of grant. At
     December 31, 1995, 105.1 and 37.0 million shares of common stock were reserved for issuance and for future grants, respectively, under these plans.

     -------------------------------------------------------------------------
                            Number of options         Weighted average
                                (in millions)           exercise price
     -------------------------------------------------------------------------
                         1995    1994    1993      1995    1994    1993
     -------------------------------------------------------------------------
     Options outstanding
     at January 1        62.3    55.1    50.3    $21.02  $18.16  $15.54
     Options granted     13.7    13.6    12.0     33.24   29.90   26.25
     Options exercised   (6.0)   (4.1)   (5.3)    15.76   12.14   11.01
     Options forfeited   (1.9)   (2.3)   (1.9)    24.55   18.72   17.28
     -------------------------------------------------------------------------
     Options outstanding
     at December 31      68.1    62.3    55.1    $23.86  $21.02  $18.16
     =========================================================================
     Options exercisable
     at December 31      24.4    21.4    17.6
     -------------------------------------------------------------------------

       Options granted during each year were 1.96%, 1.94% and 1.69% of average common shares outstanding for 1995, 1994 and 1993, respectively. Stock options were granted to approximately 8,500, 7,700 and 6,800 employees in 1995, 1994 and 1993, respectively. Shares are issued from treasury stock to employees upon exercise of stock options.
       The potential dilution of common shares outstanding upon exercise of stock options shown in the following table represents the number of common shares issuable upon exercise less the number of common shares that could be repurchased with proceeds from the exercise, based upon the respective December 31 prices of the Company's common stock. As such, this potential dilution was 2.9%, 1.6% and 1.8% of shares outstanding at year-end 1995, 1994 and 1993, respectively.

     -------------------------------------------------------------------------
     (Shares in millions)                         1995        1994        1993
     -------------------------------------------------------------------------
     Common shares outstanding
     at year end                                 699.8       693.7       707.3
     Potential dilution of common shares
     outstanding from option exercises            20.4        11.4        12.6
     Average option exercise price              $15.76      $12.14      $11.01
     Average cost of treasury stock issued
     for option exercises                       $ 7.16      $ 7.05      $ 6.65
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

     ----------------------------------------------------------------------
                                                          December 31, 1995
     ----------------------------------------------------------------------
                                Options outstanding     Options exercisable
     ----------------------------------------------------------------------
                                Weighted
                                 average   Weighted                Weighted
     Range of      Number      remaining    average        Number   average
     exercise  of options    contractual   exercise    of options  exercise
     prices   in millions   life (Years)      price   in millions     price
     ----------------------------------------------------------------------
     $  9 to 12       5.5            2.0     $11.05           5.5    $11.05
       14 to 18      17.0            5.0      15.42           9.2     15.30
       21 to 30      32.1            7.4      26.58           9.6     25.71
       33 to 42      13.5            9.3      33.27            .1     33.19
     ----------------------------------------------------------------------
     $  9 to 42      68.1            6.7     $23.86          24.4    $18.50
     ======================================================================

     ----------------------------------------------------------------------
     CAPITAL STOCK
     ----------------------------------------------------------------------
     PER COMMON SHARE INFORMATION
     Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of tax benefits). In 1995, it was also reduced by $3.9 million for the one-time effect of the Company's offer to exchange its Series E 7.72% Cumulative Preferred Stock for subordinated debt securities completed on June 30, 1995, and by an additional $.4 million for the effect of the Company's repurchase of additional Series E preferred stock in the third quarter. Adjusted net income was divided by the weighted average shares of common stock outstanding during each year (in millions):
     1995--701.5; 1994--701.8; 1993--711.8. Including the effect of potentially dilutive securities, fully diluted earnings per common share amounts and increases were: 1995--$1.92, 18%; 1994--$1.63, 16%;
     1993--$1.41, 12%.

     PREFERRED STOCK
     In December 1992, the Company issued $500.0 million of Series E 7.72% Cumulative Preferred Stock; 10,000 preferred shares are equivalent to
     20.0 million depositary shares having a liquidation preference of $25.00 per depositary share. Each preferred share is entitled to one vote under certain circumstances and is redeemable at the option of the Company beginning on December 3, 1997, at its liquidation preference plus accrued and unpaid dividends. On June 30, 1995, the Company completed an exchange of approximately 5.2 million depositary shares, representing 2,600 shares of Series E 7.72% Cumulative Preferred Stock, for subordinated debt securities. In the third quarter of 1995, the Company repurchased approximately .5 million depositary shares equivalent to 250 shares of Series E 7.72% Cumulative Preferred Stock.
       In September 1989 and April 1991, the Company sold $200.0 million of Series B and $100.0 million of Series C ESOP Convertible Preferred Stock to the LESOP. The LESOP financed the purchase by issuing notes which are guaranteed by the Company and are included in long-term debt, with an offsetting reduction in shareholders' equity. Each preferred share had a liquidation preference of $14.375 and $16.5625, respectively, and was convertible to a minimum of .7692 and .8 common share (conversion rate), respectively. Upon termination of employment, employees were guaranteed a minimum value payable in common shares equal to the greater of the conversion rate; the fair market value of their preferred shares; or the liquidation preference plus accrued dividends, not to exceed one common share. Each preferred share was entitled to one vote and was redeemable at the option of the Company. In 1992, 8.2 million Series B shares were converted into 6.4 million common shares. During 1995, the remaining 5.2 million Series B shares and 5.8 million Series C shares were converted into 8.7 million common shares.

     COMMON EQUITY PUT OPTIONS
     During May and June 1995, the Company sold 1.5 million common equity put options which expired unexercised in August and September. In August 1995, the Company sold .5 million common equity put options of which .4 million were exercised and .1 million expired unexercised in October 1995.
       In June 1994, the Company sold 2.0 million common equity put options which were exercised in November 1994. During November and December 1994, the Company sold an additional 2.0 million common equity put options which expired unexercised in February 1995. At December 31, 1994, the $56.2 million exercise price of these options was classified in common equity put options and the related offset was recorded in common stock in treasury, net of premiums received.
       In April 1993, 2.0 million common equity put options issued by the Company in December 1992, having an exercise price of $94.0 million, expired unexercised. In April 1993, the Company also sold 1.0 million common equity put options which expired unexercised in July 1993.

     SHAREHOLDER RIGHTS PLAN
     In December 1988, the Company declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one four-hundredth of a share of Series A Junior Participating Preferred Stock (the economic equivalent of one common share) at an exercise price of $62.50 (which may be adjusted under certain circumstances), and is transferable apart from the common stock ten days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares (which threshold may be reduced by the Board of Directors to as low as 10%), or ten business days following the commencement or announcement of an intention to make a tender or exchange offer resulting in beneficial ownership by a person or group exceeding the threshold.
       Once the threshold has been exceeded, or if the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder, other than such person or group, to purchase at the then current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price.
       Each Right is nonvoting and expires on December 28, 1998, unless redeemed by the Company, at a price of $.0025, at any time prior to the public announcement that a person or group has exceeded the threshold. At December 31, 1995, 2.1 million shares of the Series A Junior Participating Preferred Stock were reserved for issuance under this plan.

QUARTERLY RESULTS (UNAUDITED)
(In millions of dollars, except per common share data)
---------------------------------------------------------------------------------------------------------------------------------
                            Quarters ended December 31           September 30                June 30                March 31
                                      1995        1994        1995         1994         1995        1994        1995         1994
---------------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                  $7,734.4    $6,964.0     $7,866.6    $6,944.0     $7,641.3    $6,370.2     $6,671.6    $5,709.2

REVENUES
Sales by Company-operated
  restaurants                     $1,812.2    $1,586.8     $1,811.9    $1,551.8     $1,727.8    $1,409.3     $1,511.6    $1,244.7

Revenues from franchised
  restaurants                        773.3       683.3        768.2       673.6        739.8       620.0        649.7       551.3


---------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES               2,585.5     2,270.1      2,580.1     2,225.4      2,467.6     2,029.3      2,161.3     1,796.0

---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants       1,476.8     1,267.7      1,448.0     1,231.3      1,389.7     1,128.6      1,233.2     1,017.4

Franchised restaurants               137.2       117.8        131.7       111.7        127.8       105.6        118.2       100.4

General, administrative
  and selling expenses               341.4       309.4        314.1       277.1        305.4       257.0        275.4       239.5

Other operating (income)
  expense--net                       (16.0)       (0.6)       (35.8)      (32.6)       (41.7)      (30.3)       (12.2)      (20.4)

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS
      AND EXPENSES                 1,939.4     1,694.3      1,858.0     1,587.5      1,781.2     1,460.9      1,614.6     1,336.9

---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                     646.1       575.8        722.1       637.9        686.4       568.4        546.7       459.1

---------------------------------------------------------------------------------------------------------------------------------
Interest expense                      87.7        80.1         86.1        80.2         85.4        73.6         81.0        71.8

Nonoperating income
  (expense)--net                     (18.8)      (24.1)       (26.5)      (16.6)       (16.1)        1.7        (30.6)       (9.9)

---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       539.6       471.6        609.5       541.1        584.9       496.5        435.1       377.4

---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes           172.8       162.7        209.4       191.3        205.2       174.2        154.4       134.0

---------------------------------------------------------------------------------------------------------------------------------
Net income                        $  366.8    $  308.9     $  400.1    $  349.8     $  379.7    $  322.3     $  280.7    $  243.4

=================================================================================================================================
NET INCOME PER COMMON SHARE       $    .51    $    .43     $    .56    $    .48     $    .52    $    .44     $    .39    $    .33

---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE        $.06 3/4    $    .06     $.06 3/4    $    .06     $.06 3/4    $    .06     $    .06    $.05 3/8

---------------------------------------------------------------------------------------------------------------------------------
/TABLE

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

           Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1995.

           Information regarding all of the Company's executive officers is included in Part I.

     Item 11.  Executive Compensation

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1995.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

          Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1995.

     Item 13.  Certain Relationships and Related Transactions

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1995.

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

                    (i) Supplemental Indenture No. 5 incorporated herein by reference from Exhibit (4) of Form 8-K dated January 23, 1989.

                    (ii) Medium-Term Notes, Series B, due from nine months to 30 years from Date of Issue. Supplemental Indenture No. 12 incorporated herein by reference from Exhibit (4) of Form 8-K dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September 14, 1989.

                    (iii) Medium-Term Notes, Series C, due from nine
                          months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement, SEC file no. 33-34762 dated May 14, 1990.

                    (iv) Medium-Term Notes, Series C, due from nine months (U.S. Issue)/184 days (Euro Issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

                    (v) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by reference from Exhibit (4) of Form 8-K dated April 22, 1991.

     Exhibit Number               Description
     --------------               -----------

                    (vi) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental
                          Indenture No. 18 incorporated herein by
                          reference from Exhibit 4(b) of  Form S-3
                          Registration Statement, SEC file no. 33-42642 dated September 10, 1991.

                    (vii) 7-3/8% Notes due July 15, 2002. Form of
                          Supplemental Indenture No. 19 incorporated herein by reference from Exhibit (4) of Form 8-K dated July 10, 1992.

                    (viii)6-3/4% Notes due February 15, 2003. Form of
                          Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.

                    (ix) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a)of Form 8-K dated July 15, 1993.

                    (x) Medium-Term Notes, Series E, due from nine months to 60 years from date of issue. Form of Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended June 30, 1995.

                    (xi) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from Exhibit 4(a) of Form 8-K dated September 5, 1995.

                    (xii) 7.05% Debentures due 2025.  Form of Supplemental
                          Indenture No. 24 incorporated herein by
                          reference from Exhibit (4)(a) of Form 8-K dated November 13, 1995.

               (b) Form of Deposit Agreement dated as of November 25, 1992 by and between McDonald's Corporation, First Chicago Trust Company of New York, as Depositary, and the Holders from time to time of the Depositary Receipts.

               (c) Rights Agreement dated as of December 13, 1988 between McDonald's Corporation and The First National Bank of Chicago, incorporated herein by reference from Exhibit 1 of Form 8-K dated December 23, 1988.

     Exhibit Number               Description
     --------------               -----------

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, attached hereto as an Exhibit.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, attached hereto as an Exhibit.*

               (d) 1975 Stock Ownership Option Plan, incorporated herein by reference from Exhibit (10)(d) of Form 10-K for the year ended December 31, 1992*.

               (e) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from Exhibit B on pages 29-41 of McDonald's 1995 Proxy Statement and Notice of 1995
                    Annual Meeting of Shareholders dated April 12, 1995*.

     Exhibit Number               Description
     --------------               -----------

               (f) McDonald's Corporation Deferred Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

      (11) Statement re:  Computation of per share earnings.

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 29, 1996.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
                  11/13/95           Item 5              No
                  10/19/95           Item 7              No
                  01/25/96           Item 7              No

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  McDONALD'S CORPORATION
                                                       (Registrant)
                                             By/s/  Jack M. Greenberg
                                                  ----------------------
                                                    Jack M. Greenberg
                                                       Vice Chairman,
                                                 Chief Financial Officer
                                           Date      March 29, 1996
                                                  ----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 29th day of March, 1996:

                  Signature                 Title
                  ---------                 -----


     /s/       Hall Adams, Jr.
          -------------------------   Director
               Hall Adams, Jr.


     /s/    Robert M. Beavers, Jr.
          -------------------------   Senior Vice President
            Robert M. Beavers, Jr.    and Director


     /s/      James R. Cantalupo
          -------------------------   President and Chief Executive
              James R. Cantalupo      Officer-International and
                                      Director

     /s/        Gordon C. Gray
          -------------------------   Director
                Gordon C. Gray


     /s/      Jack M. Greenberg
          -------------------------   Vice Chairman,
              Jack M. Greenberg       Chief Financial Officer
                                      and Director

                  Signature                 Title
                  ---------                 -----



          -------------------------   Director
               Donald R. Keough


     /s/       Donald G. Lubin
          -------------------------   Director
               Donald G. Lubin



          -------------------------   Director
              Andrew J. McKenna


     /s/      Michael R. Quinlan
          -------------------------   Chairman, Chief Executive
              Michael R. Quinlan      Officer and Director


     /s/       Edward H. Rensi
          -------------------------   President and Chief Executive
               Edward H. Rensi        Officer-U.S.A. and Director


     /s/       Terry L. Savage
          -------------------------   Director
               Terry L. Savage



          -------------------------   Senior Executive Vice
               Paul D. Schrage        President, Chief Marketing
                                      Officer and Director


          -------------------------   Director
               Ballard F. Smith



          -------------------------   Director
                Roger W. Stone


     /s/      Robert N. Thurston
          -------------------------   Director
              Robert N. Thurston



          -------------------------   Senior Chairman and Director
                Fred L. Turner



     /s/     B. Blair Vedder, Jr.
          -------------------------   Director
             B. Blair Vedder, Jr.



     /s/      Michael L. Conley
          -------------------------   Senior Vice President,
              Michael L. Conley       Controller