Form 10-Q
period 1996-03-31
MCDONALDS CORP
filed 1996-05-09
CIK 63908

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1996

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

                                     699,250,278
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of March 31, 1996)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     March 31, 1996 (unaudited) and
                     December 31, 1995                               3

                     Condensed consolidated statement of
                     income (unaudited), first quarters ended
                     March 31, 1996 and 1995                         4

                     Condensed consolidated statement of
                     cash flows (unaudited), first quarters
                     ended March 31, 1996 and 1995                   5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K         15

                     (a)Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are filed
                        as part of this report                      15

                     (b)Reports on Form 8-K                         18


       Signature                                                    19

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     Dollars in millions                     March 31, 1996    December 31, 1995
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   329.5           $   334.8
     Accounts receivable                           355.1               377.3
     Notes receivable                               37.5                36.3
     Inventories, at cost, not in excess
       of market                                    56.8                58.0
     Prepaid expenses and other current
       assets                                      154.2               149.4
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     933.1               955.8
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,073.6             1,112.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            17,430.4            17,137.6
     Accumulated depreciation and
       amortization                             (4,417.2)           (4,326.3)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            13,013.2            12,811.3
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         556.0               534.8
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $15,575.9           $15,414.6
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   536.8           $   413.0
     Accounts payable                              462.4               564.3
     Income taxes                                   87.4                55.4
     Other taxes                                   128.8               127.1
     Accrued interest                              110.9               117.4
     Other accrued liabilities                     330.1               352.5
     Current maturities of long-term debt          465.2               165.2
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              2,121.6             1,794.9
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              3,935.3             4,257.8
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          656.2               664.7
     DEFERRED INCOME TAXES                         868.8               835.9
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand                       358.0               358.0
     Common stock, no par value;
       authorized - 1.25 billion shares;
       issued - 830.3 million                       92.3                92.3
     Additional paid-in capital                    441.5               387.4
     Guarantee of ESOP notes                      (214.0)             (214.2)
     Retained earnings                          10,079.0             9,831.3
     Foreign currency translation
       adjustment                                 (107.6)              (87.1)
     ---------------------------------------------------------------------------
                                                10,649.2            10,367.7
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       131.1 and 130.6 million shares           (2,655.2)           (2,506.4)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             7,994.0             7,861.3
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $15,575.9           $15,414.6
     ===========================================================================

     See accompanying Financial comments.


 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


 Dollars in millions, except                                  Quarters Ended
 per common share data                                           March 31
                                                             1996        1995
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                                             $1,713.8    $1,511.6
 Revenues from franchised
   restaurants                                                712.2       649.7
 ------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,426.0     2,161.3
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants                               1,419.3     1,233.2
 Franchised restaurants-
   occupancy expenses                                         137.2       118.2
 General, administrative and
   selling expenses                                           311.2       275.4
 Other operating (income)
   expense-net                                                 (4.2)      (12.2)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                                           1,863.5     1,614.6
 ------------------------------------------------------------------------------
 OPERATING INCOME                                             562.5       546.7
 ------------------------------------------------------------------------------
 Interest expense                                              84.8        81.0
 Nonoperating income
   (expense)-net                                              (25.6)      (30.6)
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                                               452.1       435.1
 ------------------------------------------------------------------------------
 Provision for income taxes                                   150.5       154.4
 ------------------------------------------------------------------------------
 NET INCOME                                                  $301.6      $280.7
 ==============================================================================
 NET INCOME PER COMMON SHARE                                 $  .42      $  .39
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE                                  $.0675      $.0600
 ------------------------------------------------------------------------------

 See accompanying Financial comments.


 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                Quarters Ended
                                                                   March 31
 Dollars in millions                                            1996      1995
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                     $301.6   $280.7
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization                                 186.6    168.8
   Changes in operating working
   capital items                                                 (26.0)   (72.3)
   Other                                                          12.1     28.6
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                                 474.3    405.8
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures                            (467.1)  (347.7)
 Purchases and sales of restaurant
 businesses and sales of other property                            4.6      8.1
 Other                                                           (31.7)    (8.1)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                         (494.2)  (347.7)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments                              171.9     10.1
 Treasury stock purchases                                       (140.0)    (6.9)
 Common and preferred stock dividends                            (53.5)   (54.6)
 Other                                                            36.2     11.6
 -------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING                        14.6    (39.8)
     ACTIVITIES
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE                                    (5.3)    18.3
 (DECREASE)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of                            334.8    179.9
 period
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD                          $329.5   $198.2
 ===============================================================================
 See accompanying Financial comments.

     FINANCIAL COMMENTS (UNAUDITED)

     BASIS OF PRESENTATION
      The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1995 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.
      The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $6.9 and $11.9 million for the first quarters of 1996 and 1995, respectively. Adjusted net income was divided by the weighted average shares of common stock outstanding: 700.5 and 694.3 million for the first quarters ended March 31, 1996 and 1995, respectively. Including the effect of potentially dilutive securities, fully diluted earnings per common share amounts were $0.41 and $0.38 for the first quarters ended
     March 31, 1996 and 1995, respectively.

     LINE OF CREDIT AGREEMENT
     The Company has a long-term revolving credit agreement for $675.0 million and a $25 million revolving credit agreement expiring
     April 19, 2000 with a renewable term of 364 days. Both agreements, with various banks, remained unused at March 31, 1996 and provide for fees of .07% per annum on the total commitment.

     NEW ACCOUNTING STANDARD - ASSET IMPAIRMENT
     The Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in the first quarter 1996. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets was based on projected future cash flows.
     The adoption of this standard resulted in a $16 million noncash pre-tax charge in first quarter 1996 to other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1995

     Dollars in millions, except                               First Quarter
     per common share data                                    Ended March 31
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                                         $637.9     10%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                                            $202.2     13%
     Revenues from franchised
       restaurants                                              62.5     10
     -------------------------------------------------------------------------
       TOTAL REVENUES                                          264.7     12
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants                              186.1     15
     Franchised restaurants-
       occupancy costs                                          19.0     16
     General, administrative
       and selling expenses                                     35.8     13
     Other operating (income)
       expense-net*                                              8.0    (66)
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES*                                           248.9     15
     -------------------------------------------------------------------------
     OPERATING INCOME*                                          15.8      3
     -------------------------------------------------------------------------
     Interest expense                                            3.8      5
     Nonoperating income
       (expense)-net                                             5.0    (16)
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES*                                            17.0      4
     -------------------------------------------------------------------------
     Provision for income taxes                                 (3.9)    (3)
     NET INCOME*                                               $20.9      7%
     =========================================================================
     NET INCOME PER COMMON SHARE*                              $ .03      8%
     -------------------------------------------------------------------------

     * Including the effect of the 1996 noncash charge related to the adoption of SFAS No. 121.

     CONSOLIDATED OPERATING RESULTS
     Reported net income and net income per common share increased 7 and 8 percent, respectively. Excluding the noncash charge for the adoption of SFAS No. 121, net income and net income per common share increased 11 and 13 percent, respectively. In the first quarter of 1996, the Company repurchased about $165 million of its common stock in connection with a three-year, $2.2 billion program announced in January, 1996.
         Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. The increases in sales and revenues were due to worldwide expansion and positive comparable sales outside of the U.S.
     ----------------------------------------------------------------------
     SYSTEMWIDE RESTAURANT ADDITIONS                         Quarters Ended
                                                                March 31
                                                              1996     1995
     ----------------------------------------------------------------------
     Traditional restaurants
       U.S.                                                     62       51
       Outside of the U.S.                                     143      114
     ----------------------------------------------------------------------
          Total traditional restaurant additions               205      165
     ----------------------------------------------------------------------
     Satellite restaurants
       U.S.                                                     67      109
       Outside of the U.S.                                      44       29
     ----------------------------------------------------------------------
          Total satellite restaurant additions                 111      138
     ----------------------------------------------------------------------
     Systemwide restaurants
       U.S.                                                    129      160
       Outside of the U.S.                                     187      143
     ----------------------------------------------------------------------
          Systemwide restaurant additions                      316      303
     ----------------------------------------------------------------------
     TRADITIONAL RESTAURANTS UNDER CONSTRUCTION              First Quarters
                                                              1996     1995
     ----------------------------------------------------------------------
       U.S.                                                    115       99
       Outside of the U.S.                                     272      228
     ----------------------------------------------------------------------
          Total traditional restaurants under construction     387      327
     ----------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS                          First Quarters
                                                              1996     1995
     ----------------------------------------------------------------------
     In millions of dollars
     Company-operated                                       $294.5   $278.4
     Franchised                                              575.0    531.5
     As a percent of sales/revenues
     Company-operated                                         17.2     18.4
     Franchised                                               80.7     81.8
     ----------------------------------------------------------------------

         Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. Franchised margins as a percent of applicable revenues declined. This reflects a higher proportion of leased sites which have financing costs embedded in rent expense, contrasted with owned sites whose financing costs are reflected in interest expense. The decline in Company-operated margins as a percent of sales reflected higher food & paper and occupancy & other operating costs. Payroll costs remained relatively flat as a percent of sales.
         The increase in general, administrative & selling expenses was primarily due to strategic global spending to support the Convenience, Value and Execution Strategies.
         Other operating transactions relate to franchising and the foodservice business, the details of which are shown below. The increase in the other category reflects the $16 million noncash charge related to the adoption of SFAS No. 121, partially offset by lower provisions for property dispositions.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME) EXPENSE-NET                    First Quarters
     In millions of dollars                                  1996      1995
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                                             $(9.0)   $(11.9)
     Equity in earnings of
     unconsolidated affiliates                              (18.5)    (19.2)
     Other                                                   23.3      18.9
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                                           $(4.2)   $(12.2)
     ========================================================================

        The increase in consolidated operating income primarily reflected higher combined operating margin dollars, partially offset by higher general, administrative & selling expenses and the $16 million noncash charge related to the adoption of SFAS No. 121.
        The increase in interest expense was due to higher debt levels, partially offset by lower average interest rates.
        Nonoperating income (expense) in the first quarter of 1996 included $22 million of unrealized losses associated with the Company's investment in Discovery Zone common stock, which reduced the carrying value of this investment to zero. Similar unrealized losses totaling $60 million were recorded throughout 1995. The 1996 amount was also impacted by higher interest income and lower translation losses.
        The effective income tax rate was 33.3 percent in the first quarter of 1996, compared to 35.5 percent in the first quarter of 1995 and 34.2 percent for the year 1995. The 1996 decrease was primarily due to lower taxes related to foreign operations. For the year, the Company expects the effective tax rate to be in the range of 32.5 to
     33.5 percent.

     U.S. OPERATING RESULTS
     Restaurant expansion was responsible for increasing U.S. sales. Comparable U.S. sales were negative for the quarter reflecting an extremely challenging U.S. operating environment, difficult comparisons and severe weather. National promotional efforts included discounted price points on selected products. The U.S. business also continued its emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS                                 First Quarters
                                                            1996      1995
     ----------------------------------------------------------------------
     Percent increase
     Sales                                                     3         8
     Revenues                                                  4         9
     Operating income                                         (4)        4
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                               15.0      16.3
     Franchised margins                                     80.5      82.4
     ----------------------------------------------------------------------

         The decrease in U.S. operating income reflected lower Company-operated margin dollars, higher general, administrative & selling expenses and higher other operating expenses. These items were partially offset by higher franchised margin dollars resulting from expansion.
         The decline in Company-operated margins as a percent of sales primarily resulted from higher occupancy & other operating expenses and higher payroll costs due to higher average hourly wages and increased staffing levels designed to improve customer satisfaction. The decline in franchised margins as a percent of revenues was primarily due to increased rent expense reflecting a higher proportion of leased sites resulting from accelerated expansion.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Expansion and higher comparable sales were responsible for sales increases outside of the U.S., offset in part by the impact of a weaker Japanese Yen. Comparable sales on a local currency basis were positive for the first quarters of 1996 and 1995.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE OF THE U.S.                  First Quarters
                                                            1996      1995
     ----------------------------------------------------------------------
     Percent increase
     Sales                                                    17        30
     Revenues                                                 20        33
     Operating income excluding
     noncash accounting charge                                15        38
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                               18.5      19.9
     Franchised margins                                     81.1      81.0
     ----------------------------------------------------------------------

        Of the fifteen largest international markets, the following had strong sales and operating income for the first quarter 1996:
     Australia, Hong Kong, and Japan in Asia/Pacific; and Austria, England, France, Germany, Spain and Sweden in Europe. In Latin America, Brazil continued to deliver strong comparable sales performance but government mandated increases in payroll costs negatively impacted Brazil's operating income. Results in Mexico continued to be weak due to its adverse economy and currency devaluation; however, we continue to believe this market offers long-term potential. Sales and operating income in Canada increased slightly despite slowing consumer spending and a weak economy.
        The increases in operating income outside of the U.S. were driven by higher combined operating margins resulting from expansion and higher comparable sales, partially offset by higher general, administrative & selling expenses. Operating income outside of the U.S. increased 15 percent excluding the $16 million noncash charge for the adoption of the accounting standard for asset impairment for restaurant sites in Mexico.
        The decline in Company-operated margins as a percent of sales reflected higher food & paper and occupancy & other operating costs. Payroll costs as a percent of sales were relatively flat. Brazil and Taiwan contributed the most to the decline in Company-operated margins as a percent of sales due to higher payroll costs in both markets and higher food & paper costs in Taiwan. While margins declined, both Brazil and Taiwan had strong comparable sales and market share increases.
        As a percent of sales, franchised margins remained relatively flat compared to 1995.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.
        The weakening of the Japanese Yen was the primary foreign currency change which had an impact on 1996 first quarter results. If exchange rates had remained at 1995 levels, results would have been as follows:

     -------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT
     Dollars in millions                 First Quarter 1996
     -------------------------------------------------------------------------
                          Reported  Adjusted   Adjustment   Reported  Adjusted
     -------------------------------------------------------------------------
     Consolidated
     Systemwide sales     $7,309.5  $7,362.6     $(53.1)       10%       10%
     Operating income*       578.5     579.4        (.9)        6         6
     Net income*             312.3     312.4        (.1)       11        11
     Outside of the U.S.
     Sales                $3,586.7  $3,639.8     $(53.1)       17%       19%
     Operating income*       330.2     331.1        (.9)       15        15
     -------------------------------------------------------------------------
     * Excluding noncash accounting charge.

     NEW ACCOUNTING STANDARD - ASSET IMPAIRMENT
     The Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in the first quarter 1996. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets was based on projected future cash flows.
     The adoption of this standard resulted in a $16 million noncash pre-tax charge in first quarter 1996 other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     FIRST QUARTER HIGHLIGHTS


     OPERATING RESULTS
     -------------------------------------------------------------------------
     Dollars in millions, except                             Quarters Ended
     per common share data                                      March 31
                                                            1996        1995
     -------------------------------------------------------------------------
     Systemwide Sales                                     $7,309.5    $6,671.6
     -------------------------------------------------------------------------
     U.S. sales                                           $3,722.8    $3,604.6
       Operated by franchisees                             2,884.7     2,836.0
       Operated by the Company                               640.0       622.3
       Operated by affiliates                                198.1       146.3
     -------------------------------------------------------------------------
     Sales outside of the U.S.                            $3,586.7    $3,067.0
       Operated by franchisees                             1,686.3     1,450.0
       Operated by the Company                             1,073.8       889.3
       Operated by affiliates                                826.6       727.7
     -------------------------------------------------------------------------
     Total Revenues                                       $2,426.0    $2,161.3
       U.S.                                                1,053.0     1,013.9
       Outside of the U.S.                                 1,373.0     1,147.4
     -------------------------------------------------------------------------
     Operating Income                                     $  562.5    $  546.7
       U.S.                                                  259.2       269.4
       Outside of the U.S.*                                  314.2       288.1
       Corporate                                             (10.9)      (10.8)
     -------------------------------------------------------------------------
     Income before provision for
     income taxes*                                        $  452.1    $  435.1
     Net income*                                             301.6       280.7
     Net income per common share                               .42         .39
     -------------------------------------------------------------------------
     Cash provided by operations                          $  474.4    $  405.8
     -------------------------------------------------------------------------
     * Including the effect of the 1996 noncash charge related to the adoption of SFAS No. 121.

     RESTAURANTS


     -------------------------------------------------------------------------
                                                  At March 31, 1996       1995
     -------------------------------------------------------------------------
     Systemwide restaurants                                  18,696     16,253
     -------------------------------------------------------------------------
     Traditional U.S. restaurants                            10,403      9,795
       Operated by franchisees                                8,196      7,813
       Operated by the Company                                1,641      1,563
       Operated by affiliates                                   566        419
     -------------------------------------------------------------------------
     Traditional Restaurants outside of the U.S.              6,611      5,575
       Operated by franchisees                                3,121      2,664
       Operated by the Company                                1,973      1,580
       Operated by affiliates                                 1,517      1,331
     -------------------------------------------------------------------------
     Satellite restaurants                                    1,682        883
       U.S.                                                   1,094        603
       Outside U.S.                                             588        280
     -------------------------------------------------------------------------

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

                  (viii) 6-3/4% Notes due February 15, 2003. Form of Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (d) 1975 Stock Ownership Option Plan, as amended and restated.*

     Exhibit Number               Description
     --------------               -----------

               (e) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from Exhibit B on pages 29-41 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

               (f) McDonald's Corporation Deferred Incentive Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1994, amendment filed herewith.*

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

      (11) Statement re:  Computation of per share earnings.

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to May 9, 1996.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
                  01/25/96           Item 7              No
                  04/22/96           Item 7              No

                                   Signature
                                  -----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McDONALD'S CORPORATION
                                  (Registrant)




                             By /s/  Jack M. Greenberg
                                -------------------------
                                      (Signature)

                                Jack M. Greenberg
                                Vice Chairman,
                                Chief Financial Officer




        May 9, 1996
     -----------------
          (Date)