Form 10-Q
period 1996-06-30
MCDONALDS CORP
filed 1996-08-12
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1996

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

         (Registrant's telephone number, including area code) (630) 575-3000

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

                                     699,451,640
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of June 30, 1996)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     June 30, 1996 (unaudited) and
                     December 31, 1995                               3

                     Condensed consolidated statement of
                     income (unaudited), six months and
                     second quarters ended June 30, 1996
                     and 1995                                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), six months and
                     second quarters ended June 30, 1996
                     and 1995                                        5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 4 - Submission of Matters to a Vote
                           of Security Holders                      16

                  Item 6 - Exhibits and Reports on Form 8-K         16

                      (a) Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report              16

                      (b) Reports on Form 8-K                       20

       Signature                                                    21

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     Dollars in millions                     June 30, 1996     December 31, 1995
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   345.7           $   334.8
     Accounts receivable                           415.2               377.3
     Notes receivable                               38.6                36.3
     Inventories, at cost, not in excess
       of market                                    55.5                58.0
     Prepaid expenses and other current
       assets                                      166.9               149.4
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                   1,021.9               955.8
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,082.2             1,112.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            17,855.3            17,137.6
     Accumulated depreciation and
       amortization                             (4,530.3)           (4,326.3)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            13,325.0            12,811.3
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         592.3               534.8
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $16,021.4           $15,414.6
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   654.5           $   413.0
     Accounts payable                              447.9               564.3
     Income taxes                                  103.1                55.4
     Other taxes                                   135.1               127.1
     Accrued interest                               84.0               117.4
     Other accrued liabilities                     323.6               352.5
     Current maturities of long-term debt          115.6               165.2
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,863.8             1,794.9
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              4,273.8             4,257.8
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          680.0               664.7
     DEFERRED INCOME TAXES                         884.7               835.9
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand                       358.0               358.0
     Common stock, 1996-$.01 par;
       1995-no par value; authorized,
       1996-3.5 billion shares;
       1995-1.25 billion shares;
       issued-830.3 million                          8.3                92.3
     Additional paid-in capital                    545.3               387.4
     Guarantee of ESOP notes                      (213.8)             (214.2)
     Retained earnings                          10,440.5             9,831.3
     Foreign currency translation
       adjustment                                 (128.2)              (87.1)
     ---------------------------------------------------------------------------
                                                11,010.1            10,367.7
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       130.9 and 130.6 million shares           (2,691.0)           (2,506.4)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             8,319.1             7,861.3
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $16,021.4           $15,414.6
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

 Dollars in millions, except         Six Months Ended         Quarters Ended
 per common share data                    June 30                 June 30
                                     1996        1995        1996        1995
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                     $3,599.6    $3,239.4    $1,885.8    $1,727.8
 Revenues from franchised
   restaurants                      1,491.5     1,389.5       779.3       739.8
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   5,091.1     4,628.9     2,665.1     2,467.6
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       2,942.4     2,622.9     1,523.1     1,389.7
 Franchised restaurants-
   occupancy expenses                 277.9       246.0       140.7       127.8
 General, administrative and
   selling expenses                   637.5       580.8       326.3       305.4
 Other operating (income)
   expense-net                        (41.3)      (53.9)      (37.1)      (41.7)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   3,816.5     3,395.8     1,953.0     1,781.2
 ------------------------------------------------------------------------------
 OPERATING INCOME                   1,274.6     1,233.1       712.1       686.4
 ------------------------------------------------------------------------------
 Interest expense                     167.6       166.4        82.8        85.4
 Nonoperating income
   (expense)-net                      (29.4)      (46.7)       (3.8)      (16.1)
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                     1,077.6     1,020.0       625.5       584.9
 ------------------------------------------------------------------------------
 Provision for income taxes           355.6       359.6       205.1       205.2
 ------------------------------------------------------------------------------
 NET INCOME                        $  722.0    $  660.4    $  420.4    $  379.7
 ==============================================================================
 NET INCOME PER COMMON
   SHARE                           $   1.01    $    .90    $    .59    $    .52
 ------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1425    $  .1275    $  .0750    $  .0675
 ------------------------------------------------------------------------------
 Weighted average common shares
   outstanding                        699.8       700.2       699.1       700.1
 ------------------------------------------------------------------------------
 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                           Six Months Ended      Quarter Ended
                                               June 30              June 30
 Dollars in millions                        1996      1995      1996      1995
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                              $  722.0     $660.4    $420.4   $379.7
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            371.6      345.9     185.0    177.1
   Changes in operating working
   capital items                            (94.0)     (80.7)    (68.0)    (8.4)
   Other                                     21.2       16.7       9.1    (11.9)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS          1,020.8      942.3     546.5    536.5
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures       (984.5)    (792.9)   (517.4)  (445.2)
 Purchases and sales of restaurant
 businesses and sales of other property      17.4       20.2      12.8     12.1
 Other                                      (86.7)     (84.5)    (55.0)   (76.4)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES  (1,053.8)    (857.2)   (559.6)  (509.5)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments         312.8      226.8     140.9    216.7
 Treasury stock purchases                  (239.5)     (89.1)    (99.5)   (82.2)
 Common and preferred stock dividends      (112.0)    (114.4)    (58.5)   (59.8)
 Other                                       82.6       30.7      46.4     19.1
 -------------------------------------------------------------------------------
    CASH PROVIDED BY FINANCING
    ACTIVITIES                               43.9       54.0      29.3     93.8
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE               10.9      139.1      16.2    120.8
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                     334.8      179.9     329.5    198.2
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $345.7     $319.0    $345.7   $319.0
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

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $13.8 and $23.8 million for the first six months of 1996 and 1995, and $6.9 and $11.9 million for the second quarters of 1996 and 1995, respectively. In addition, net income per common share for both 1995 periods was reduced by $3.9 million for the one-time effect of the exchange of preferred stock for debt completed in June 1995. Adjusted net income was divided by the weighted average shares of common stock outstanding: 699.8 and 700.2 million for the six months ended June 30, 1996 and 1995, and 699.1 and
     700.1 million for the second quarters of 1996 and 1995, respectively. During 1995, shares of Series B and C Preferred Stock were converted into 8.7 million common shares. Including the effect of potentially dilutive securities, fully diluted earnings per common share amounts were $0.98 and $0.88 for the six months ended June 30, 1996 and 1995, and $0.58 and $0.51 for the second quarters of 1996 and 1995, respectively.

     CAPITAL STOCK
     In May 1996, the shareholders of the Company approved an increase in the total number of authorized shares of Common Stock from 1.25 billion shares with no par value to 3.5 billion shares with $.01 par value. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock.

     NEW ACCOUNTING STANDARD - ASSET IMPAIRMENT
     The Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in the first quarter 1996. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets was based on projected future cash flows. The adoption of this standard resulted in a $16 million noncash pre-tax charge in first quarter 1996 to other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1995


     Dollars in millions, except           Six Months         Second Quarter
     per common share data                Ended June 30        Ended June 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                    $928.6      6%       $290.7      4%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                       $360.2     11%       $158.0      9%
     Revenues from franchised
       restaurants                        102.0      7          39.5      5
     -------------------------------------------------------------------------
       TOTAL REVENUES                     462.2     10         197.5      8
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         319.5     12         133.4     10
     Franchised restaurants-
       occupancy costs                     31.9     13          12.9     10
     General, administrative
       and selling expenses                56.7     10          20.9      7
     Other operating (income)
       expense-net                         12.6    (23)          4.6    (11)
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       420.7     12         171.8     10
     -------------------------------------------------------------------------
     OPERATING INCOME                      41.5      3          25.7      4
     -------------------------------------------------------------------------
     Interest expense                       1.2      1          (2.6)    (3)
     Nonoperating income
       (expense)-net                       17.3    (37)         12.3    (76)
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                        57.6      6          40.6      7
     -------------------------------------------------------------------------
     Provision for income taxes            (4.0)    (1)         (0.1)     0
     -------------------------------------------------------------------------
     NET INCOME                           $61.6      9%        $40.7     11%
     =========================================================================
     NET INCOME PER COMMON
       SHARE                              $ .11     12%        $ .07     13%
     -------------------------------------------------------------------------
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share respectively increased 9 and 12% for the six months, and 11 and 13% for the quarter. Excluding the noncash charge for the adoption of SFAS 121, net income and net income per common share increased 11 and 14% for the six months, respectively. In the first six months of 1996, the Company repurchased about $240 million of its common stock.
       Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. The increases in sales and revenues were due to worldwide expansion and for the six months, positive comparable sales outside of the U.S., partially offset by weaker foreign currencies.
     ----------------------------------------------------------------------
     SYSTEMWIDE RESTAURANT ADDITIONS      Six Months Ended   Quarters Ended
                                               June 30           June 30
                                            1996     1995     1996     1995
     ----------------------------------------------------------------------
     Traditional restaurants
       U.S.                                  183      184      121      133
       Outside of the U.S.                   428      318      285      204
     ----------------------------------------------------------------------
          Total traditional restaurant
          additions                          611      502      406      337
     ----------------------------------------------------------------------
     Satellite restaurants
       U.S.                                  130      239       63      130
       Outside of the U.S.                   142       93       98       64
     ----------------------------------------------------------------------
          Total satellite restaurant         272      332      161      194
          additions
     ----------------------------------------------------------------------
     Systemwide restaurants
       U.S.                                  313      423      184      263
       Outside of the U.S.                   570      411      383      268
     ----------------------------------------------------------------------
          Systemwide restaurant
          additions                          883      834      567      531
     ----------------------------------------------------------------------
     TRADITIONAL RESTAURANTS UNDER CONSTRUCTION                At June 30
                                                              1996     1995
     ----------------------------------------------------------------------
       U.S.                                                    153      130
       Outside of the U.S.                                     389      260
     ----------------------------------------------------------------------
          Total traditional restaurants under construction     542      390
     ----------------------------------------------------------------------

       Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. Franchised margins as a percent of applicable revenues declined for both periods, reflecting a higher proportion of leased sites which have financing costs embedded in rent expense, contrasted with owned sites whose financing costs are reflected in interest expense. While Company-
     operated margins as a percent of sales decreased for both periods, the decrease narrowed in the second quarter. For the six months, as a percent of sales, food and paper costs were relatively flat, while payroll costs and occupancy and other operating costs increased. For the quarter, as a percent of sales, food and paper costs decreased, while payroll and occupancy and other operating costs increased.
     ----------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS      Six Months Ended    Quarters Ended
                                             June 30            June 30
                                          1996      1995     1996     1995
     ----------------------------------------------------------------------
     In millions of dollars
     Company-operated                   $  657.2  $  616.5  $362.7   $338.1
     Franchised                          1,213.6   1,143.5   638.6    612.0
     As a percent of sales/revenues
     Company-operated                       18.3      19.0    19.2     19.6
     Franchised                             81.4      82.3    81.9     82.7
     ----------------------------------------------------------------------
       The increases in general, administrative and selling expenses were primarily due to strategic global spending to support the Convenience,
     Value and Execution Strategies.
       The increases in consolidated operating income primarily reflected higher combined operating margin dollars, partially offset by higher general, administrative and selling expenses and lower other operating income which reflected the $16 million noncash charge related to the adoption of SFAS 121 in the first quarter of 1996.
       Other operating (income) expense-net is composed of transactions related to franchising and the foodservice business, the details of which are shown below. The decreases in equity in earnings occurred primarily because of nonrecurring income items recognized in both periods of 1995 and a weaker Japanese Yen, partially offset with stronger operating results from affiliates. The increases in other expenses reflected the $16 million noncash charge related to the adoption of SFAS 121 recorded in the first quarter 1996, and increased provisions for property dispositions in the second quarter 1996.
     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)         Six Months Ended       Quarters Ended
     EXPENSE-NET                          June 30               June 30
     In millions of dollars            1996       1995       1996      1995
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                      $(42.3)    $(28.4)    $(33.3)    $(16.5)
     Equity in earnings of
     unconsolidated affiliates        (34.4)     (47.7)     (15.9)     (28.5)
     Other                             35.4       22.2       12.1        3.3
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                    $(41.3)    $(53.9)    $(37.1)    $(41.7)
     ========================================================================

       The increase in interest expense for the six months was due to higher debt levels, partially offset by lower average interest rates and weaker foreign currencies. For the quarter, interest expense decreased as higher debt levels were completely offset by lower average interest rates and weaker foreign currencies.
       Nonoperating income (expense) was impacted by lower losses associated with the Company's investment in Discovery Zone common stock, as the carrying value of this investment was reduced to zero in the first quarter 1996. Nonoperating income (expense) also reflected translation gains in 1996 compared to translation losses in 1995.
       The effective income tax rate was 33.0 and 35.3% for the first six months of 1996 and 1995, respectively, and 34.2% for the year 1995. The 1996 decrease was primarily due to lower taxes related to foreign operations. For the year, the Company expects the effective tax rate to be in the range of 32.5 to 33.5%.

     U.S. OPERATING RESULTS
     Restaurant expansion was responsible for increasing U.S. sales as we added 1,020 restaurants in the last 12 months. Comparable U.S. sales were negative for both periods reflecting an extremely challenging U.S. operating environment, difficult comparisons and severe weather. The U.S. business continued its emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program as well as promotional games like Deluxe Monopoly in June. In addition, the introduction of Arch Deluxe in May benefited U.S. sales in the second quarter.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS            Six Months Ended     Quarters Ended
                                            June 30             June 30
                                        1996      1995      1996      1995
     ----------------------------------------------------------------------
     Percent increase
     Sales                                 3         8         3         9
     Revenues                              4         9         4         9
     Operating income                     (1)        3         0         3
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           16.8      17.6      18.3      18.7
     Franchised margins                 81.5      82.8      82.4      83.2
     ----------------------------------------------------------------------

       U.S. operating income decreased slightly for the six months and increased modestly, less than one percent, for the quarter. This performance reflected a slight decline in Company-operated margin dollars for the six months and a slight increase in Company-operated margin dollars for the quarter, and for both periods, higher franchised margin dollars, higher general, administrative and selling expenses and higher other operating expenses.
       The declines in Company-operated margins as a percent of sales for both periods primarily resulted from higher payroll and occupancy and other operating expenses, partially offset by lower food and paper costs. The declines in franchised margins as a percent of revenues were primarily due to increased rent expense reflecting a higher proportion of leased sites resulting from accelerated expansion.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Expansion and higher year-to-date comparable sales were responsible for sales increases outside of the U.S., offset in part by weaker foreign currencies. The difference between the percentage increase in sales and revenues for both periods is primarily due to the weakening Japanese Yen that had a greater effect on sales versus revenues and the higher growth rate in Company-operated versus franchised restaurants. If exchange rates had remained at 1995 levels, sales outside of the U.S. would have increased 15% and 12% for the six months and quarter, respectively.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE OF      Six Months Ended     Quarters Ended
     THE U.S.                               June 30             June 30
                                        1996      1995      1996      1995
     ----------------------------------------------------------------------
     Percent increase
     Sales (1)                            10        34         5        37
     Revenues (1)                         15        34        11        35
     Operating income (2)                  8        41         7        44
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           19.2      20.1      19.8      20.2
     Franchised margins                 81.1      81.5      81.2      82.0
     ----------------------------------------------------------------------

     (1) Excluding the impact of weaker foreign currencies, sales and revenues, respectively, increased 15 and 17% for the six months, and 12 and 15% for the second quarter 1996.
     (2) Excluding the impact of weaker foreign currencies and the $16 million noncash charge related to SFAS 121, adopted in the first quarter 1996, operating income increased 13 and 11% for the six months and the second quarter, respectively.

       Of the fifteen largest international markets, the following had strong sales and operating income for both periods of 1996: Australia, Japan and Hong Kong in Asia/Pacific; England in Europe; and Brazil in Latin America. Results in Mexico continued to be weak due to its adverse economy and currency devaluation; however, we continue to believe this market offers long-term potential and are encouraged by indications that the economy and currency are becoming more stable. Our business in Canada continued to be negatively impacted by the weak economy.
       The increases in operating income outside of the U.S. were driven by higher combined operating margin dollars resulting from expansion and positive year-to-date comparable sales, partially offset by weaker foreign currencies, higher general, administrative and selling expenses and for the six months, lower other operating income. Excluding the impact of weaker foreign currencies and the $16 million noncash charge for the adoption of the accounting standard for asset impairment for restaurant sites in Mexico recorded in the first quarter of 1996, operating income outside of the U.S. increased 13% for the six months and 11% for the quarter.

       While Company-operated margins as a percent of sales declined for both periods, the decrease narrowed in the second quarter. For the six months, all costs increased, while for the quarter, food and paper costs were flat, payroll costs increased and occupancy and other operating costs decreased. Brazil and Taiwan contributed the most to the decline in Company-operated margins as a percent of sales due to higher payroll costs in both markets and higher food and paper costs in Taiwan. These higher costs reflected strategic pricing concessions which resulted in strong comparable sales and substantial market share gains. Margin trends in both markets are improving. While franchised margins as a percent of revenues decreased for both periods, the current levels are reflective of historical trends.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.
       The weakening of the Japanese Yen and Deutsche Mark were the primary foreign currency changes impacting 1996 results. If exchange rates had remained at 1995 levels, results would have been as follows:


     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON INTERNATIONAL RESULTS
     --------------------------------------------------------------------------
     Dollars in millions           Six Months Ended June 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Sales              $7,239.9    $7,552.9     $(313.0)       10%       15%
     Operating income      691.5       708.6       (17.1)        8        10
     --------------------------------------------------------------------------
                                     Quarter Ended June 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Sales              $3,653.2    $3,913.1     $(259.9)        5%       12%
     Operating income      377.3       393.5       (16.2)        7        11
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON WORLDWIDE RESULTS
     --------------------------------------------------------------------------
     Dollars in millions           Six Months Ended June 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Systemwide sales  $15,241.5   $15,554.5     $(313.0)        6%        9%
     Revenues            5,091.1     5,143.3       (52.2)       10        11
     Operating income    1,274.6     1,291.7       (17.1)        3         5
     Net income            722.0       726.1        (4.1)        9        10
     --------------------------------------------------------------------------
                                     Quarter Ended June 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Systemwide sales   $7,932.0    $8,191.9     $(259.9)        4%        7%
     Revenues            2,665.1     2,715.8       (50.7)        8        10
     Operating income      712.1       728.3       (16.2)        4         6
     Net income            420.4       424.4        (4.0)       11        12
     --------------------------------------------------------------------------

     FINANCIAL POSITION
     Cash provided by operations for the six months increased 8%. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. In connection with accelerated expansion, capital expenditures increased 24% in the first six months (13% in the U.S. and 33% outside of the U.S.).

     SIX MONTHS AND SECOND QUARTER 1996 HIGHLIGHTS


     OPERATING RESULTS
     --------------------------------------------------------------------------
     Dollars in millions, except      Six Months Ended        Quarters Ended
     per common share data                June 30                June 30
                                      1996        1995        1996       1995
     --------------------------------------------------------------------------
     Systemwide sales              $15,241.5   $14,312.9    $7,932.0   $7,641.3
     --------------------------------------------------------------------------
     U.S. sales                      8,001.6     7,750.9     4,278.8    4,146.3
       Operated by franchisees       6,190.1     6,093.6     3,305.4    3,257.6
       Operated by the Company       1,381.5     1,333.6       741.5      711.3
       Operated by affiliates          430.0       323.7       231.9      177.4
     --------------------------------------------------------------------------
     Sales outside of the U.S.       7,239.9     6,562.0     3,653.2    3,495.0
       Operated by franchisees       3,435.2     3,111.8     1,748.9    1,661.8
       Operated by the Company       2,218.1     1,905.8     1,144.3    1,016.5
       Operated by affiliates        1,586.6     1,544.4       760.0      816.7
     --------------------------------------------------------------------------
     Total Revenues                  5,091.1     4,628.9     2,665.1    2,467.6
       U.S.                          2,264.0     2,174.5     1,211.0    1,160.6
       Outside of the U.S.           2,827.1     2,454.4     1,454.1    1,307.0
     --------------------------------------------------------------------------
     Operating Income*               1,274.6     1,233.1       712.1      686.4
       U.S.                            605.2       614.2       346.0      344.8
       Outside of the U.S.*            691.5       641.3       377.3      353.2
       Corporate G&A                   (22.1)      (22.4)      (11.2)     (11.6)
     --------------------------------------------------------------------------
     Income before provision for
     income taxes*                   1,077.6     1,020.0       625.5      584.9
     Net income*                       722.0       660.4       420.4      379.7
     Net income per common share*       1.01         .90         .59        .52
     --------------------------------------------------------------------------
     Cash provided by operations     1,020.8       942.3       546.5      536.5
     --------------------------------------------------------------------------
     Total assets                   16,021.4    14,657.5
     Total shareholders' equity      8,319.1     7,319.1
     --------------------------------------------------------------------------

     * Including the $16 million noncash charge related to the adoption of SFAS 121.

     /TABLE

     RESTAURANTS


     -------------------------------------------------------------------------
                                                   At June 30, 1996       1995
     -------------------------------------------------------------------------
     Systemwide restaurants                                  19,263     16,784
     -------------------------------------------------------------------------
     Traditional U.S. restaurants                            10,524      9,928
       Operated by franchisees                                8,282      7,902
       Operated by the Company                                1,643      1,598
       Operated by affiliates                                   599        428
     -------------------------------------------------------------------------
     Traditional Restaurants outside of the U.S.              6,896      5,779
       Operated by franchisees                                3,251      2,770
       Operated by the Company                                2,061      1,642
       Operated by affiliates                                 1,584      1,367
     -------------------------------------------------------------------------
     Satellite restaurants                                    1,843      1,077
       U.S.                                                   1,157        733
       Outside U.S.                                             686        344
     -------------------------------------------------------------------------

     /TABLE

                                    PART II


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     (a)   The Annual Meeting of Shareholders was held on May 23, 1996.

     (b)   Not Applicable.

     (c)   At the Annual Meeting, the shareholders:

           (i) Voted to elect five directors to serve until the 1999 Annual Meeting of Shareholders. Each nominee was elected by a vote of the Shareholders as follows:

                    Director                For             Withheld
                    --------                ---             --------

               Hall Adams, Jr.          599,242,413         6,743,020
               Robert M. Beavers, Jr.   599,014,921         6,970,512
               Gordon C. Gray           599,251,652         6,733,781
               Terry L. Savage          599,306,389         6,679,044
               Fred L. Turner           598,927,967         7,057,466

           (ii) Voted upon the amendment to the Company's Restated Certificate of Incorporation, which was approved by a vote of shareholders as follows:

                 FOR:             492,392,655
                 AGAINST:         110,520,794
                 ABSTAIN:           3,057,304


     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) - Exhibits
     --------------

     Exhibit Number               Description
     --------------               -----------

          (3) Restated Certificate of Incorporation, dated May 23, 1996, filed herewith; By-Laws dated November 15, 1994, incorporated herein by reference from Exhibit 3 of Form 10-K for the year ended December 31, 1994.

          (4) Instruments defining the rights of security holders, including indentures (A):

               (a) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement, SEC file no. 33-12364.

     Exhibit Number               Description
     --------------               -----------

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

                    (ix) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated July 15, 1993.

     Exhibit Number               Description
     --------------               -----------

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the period ended March 31, 1996.*

               (e) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from Exhibit B on pages 29-41 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

               (f) McDonald's Corporation Deferred Incentive Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

                    (i) Amendment No. 1 to McDonald's Corporation Deferred Incentive Plan incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the period ended March 31, 1996.

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

      (11) Statement re:  Computation of per share earnings.

      (12) Statement re:  Computation of ratios.

      (27) Financial Data Schedule

     --------------------
      * Denotes compensatory plan.

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to August 12, 1996.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
                  07/18/96           Item 7              No

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




      August 12, 1996
     -----------------
          (Date)