Form 10-Q
period 1996-09-30
MCDONALDS CORP
filed 1996-11-13
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996

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

         (Registrant's telephone number, including area code) (630) 623-3000

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

                                     697,713,217
                          ---------------------------------
                          (Number of shares of common stock
                        outstanding as of September 30, 1996)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     September 30, 1996 (unaudited) and
                     December 31, 1995                               3

                     Condensed consolidated statement of
                     income (unaudited), nine months and
                     third quarters ended September 30, 1996
                     and 1995                                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), nine months and
                     third quarters ended September 30, 1996
                     and 1995                                        5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K         16

                      (a) Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report              16

                      (b) Reports on Form 8-K                       20

       Signature                                                    21

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     Dollars in millions                   September 30, 1996  December 31, 1995
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   255.5           $   334.8
     Accounts receivable                           434.1               377.3
     Notes receivable                               35.1                36.3
     Inventories, at cost, not in excess
       of market                                    61.0                58.0
     Prepaid expenses and other current
       assets                                      170.1               149.4
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                     955.8               955.8
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,112.0             1,112.7
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            18,468.7            17,137.6
     Accumulated depreciation and
       amortization                             (4,660.3)           (4,326.3)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            13,808.4            12,811.3
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         666.9               534.8
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $16,543.1           $15,414.6
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   497.2           $   413.0
     Accounts payable                              446.5               564.3
     Income taxes                                  120.1                55.4
     Other taxes                                   127.3               127.1
     Accrued interest                               99.3               117.4
     Other accrued liabilities                     371.2               352.5
     Current maturities of long-term debt          105.4               165.2
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              1,767.0             1,794.9
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              4,618.3             4,257.8
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          709.8               664.7
     DEFERRED INCOME TAXES                         893.6               835.9
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand                       358.0               358.0
     Common stock, 1996-$.01 par;
       1995-no par value; authorized,
       1996-3.5 billion shares;
       1995-1.25 billion shares;
       issued-830.3 million                          8.3                92.3
     Additional paid-in capital                    548.0               387.4
     Guarantee of ESOP notes                      (213.6)             (214.2)
     Retained earnings                          10,822.0             9,831.3
     Foreign currency translation
       adjustment                                 (144.1)              (87.1)
     ---------------------------------------------------------------------------
                                                11,378.6            10,367.7
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       132.6 and 130.6 million shares           (2,824.2)           (2,506.4)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             8,554.4             7,861.3
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $16,543.1           $15,414.6
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

 Dollars in millions, except         Nine Months Ended        Quarters Ended
 per common share data                 September 30            September 30
                                     1996        1995        1996        1995
 ------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                     $5,565.2    $5,051.3    $1,965.6    $1,811.9
 Revenues from franchised
   restaurants                      2,299.7     2,157.7       808.2       768.2
 ------------------------------------------------------------------------------
   TOTAL REVENUES                   7,864.9     7,209.0     2,773.8     2,580.1
 ------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       4,524.5     4,070.9     1,582.1     1,448.0
 Franchised restaurants-
   occupancy expenses                 420.1       377.7       142.2       131.7
 General, administrative and
   selling expenses                   985.4       894.9       347.9       314.1
 Other operating (income)
   expense-net                        (83.7)      (89.7)      (42.4)      (35.8)
 ------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   5,846.3     5,253.8     2,029.8     1,858.0
 ------------------------------------------------------------------------------
 OPERATING INCOME                   2,018.6     1,955.2       744.0       722.1
 ------------------------------------------------------------------------------
 Interest expense                     252.3       252.5        84.7        86.1
 Nonoperating income
   (expense)-net                      (38.8)      (73.2)       (9.4)      (26.5)
 ------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                     1,727.5     1,629.5       649.9       609.5
 ------------------------------------------------------------------------------
 Provision for income taxes           564.9       569.0       209.3       209.4
 ------------------------------------------------------------------------------
 NET INCOME                        $1,162.6    $1,060.5    $  440.6    $  400.1
 ==============================================================================
 NET INCOME PER COMMON
   SHARE                           $   1.63    $   1.46    $   0.62    $   0.56
 ------------------------------------------------------------------------------
 Weighted average common shares
   outstanding                        699.1       699.6       697.8       698.4
 ------------------------------------------------------------------------------
 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                          Nine Months Ended     Quarters Ended
                                             September 30        September 30
 Dollars in millions                        1996      1995      1996      1995
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                              $1,162.6   $1,060.5    $440.6   $400.1
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            546.7      521.8     175.1    175.9
   Changes in operating working
   capital items                             12.7       72.3     106.7    153.0
   Other                                      0.5      (34.4)    (20.7)   (51.1)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS          1,722.5    1,620.2     701.7    677.9
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures     (1,599.2)  (1,380.7)   (614.7)  (587.8)
 Purchases and sales of restaurant
 businesses and sales of other property      37.4       72.5      20.0     52.3
 Other                                     (218.8)    (120.2)   (132.1)   (35.7)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES  (1,780.6)  (1,428.4)   (726.8)  (571.2)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
 financing issuances and repayments         463.0      350.3     150.2    123.5
 Treasury stock purchases                  (395.5)    (284.1)   (156.0)  (195.0)
 Common and preferred stock dividends      (172.6)    (170.6)    (60.6)   (56.2)
 Other                                       83.9       50.3       1.3     19.6
 -------------------------------------------------------------------------------
    CASH USED FOR FINANCING ACTIVITIES      (21.2)     (54.1)    (65.1)  (108.1)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                 (79.3)     137.7     (90.2)    (1.4)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                     334.8      179.9     345.7    319.0
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD     $255.5     $317.6    $255.5   $317.6
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

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends (net of tax) of $20.7 and $31.8 million for the first nine months of 1996 and 1995, and $6.9 and $8.0 million for the third quarters of 1996 and 1995, respectively. In addition, net income per common share for the first nine months of 1995 was reduced by $4.3 million for the one-time effect of the exchange of preferred stock for debt completed in June 1995. Adjusted net income was divided by the weighted average shares of common stock outstanding: 699.1 and 699.6 million for the nine months ended September 30, 1996 and 1995, and 697.8 and 698.4 million for the third quarters of 1996 and 1995, respectively. During 1995, shares of Series B and C Preferred Stock were converted into 8.7 million common shares. Including the effect of potentially dilutive securities, fully diluted earnings per common share amounts were $1.59 and $1.42 for the nine months ended September 30, 1996 and 1995, and $0.61 and $0.55 for the third quarters of 1996 and 1995, respectively.

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

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1995


     Dollars in millions, except           Nine Months         Third Quarter
     per common share data             Ended September 30   Ended September 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                  $1,348.1      6%       $419.5      5%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                       $513.9     10%       $153.7      8%
     Revenues from franchised
       restaurants                        142.0      7          40.0      5
     -------------------------------------------------------------------------
       TOTAL REVENUES                     655.9      9         193.7      8
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         453.6     11         134.1      9
     Franchised restaurants-
       occupancy costs                     42.4     11          10.5      8
     General, administrative
       and selling expenses                90.5     10          33.8     11
     Other operating (income)
       expense-net                          6.0     (7)         (6.6)    18
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       592.5     11         171.8      9
     -------------------------------------------------------------------------
     OPERATING INCOME                      63.4      3          21.9      3
     -------------------------------------------------------------------------
     Interest expense                      (0.2)     0          (1.4)    (2)
     Nonoperating income
       (expense)-net                       34.4    (47)         17.1    (65)
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                        98.0      6          40.4      7
     -------------------------------------------------------------------------
     Provision for income taxes            (4.1)    (1)         (0.1)     0
     -------------------------------------------------------------------------
     NET INCOME                          $102.1     10%        $40.5     10%
     =========================================================================
     NET INCOME PER COMMON
       SHARE                             $  .17     12%        $ .06     11%
     -------------------------------------------------------------------------
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income and net income per common share increased 10 and 12 percent for the nine months, respectively, and 10 and 11 percent for the quarter, respectively.  Excluding the noncash charge for the adoption of SFAS 121, net income and net income per common share increased 11 and 13 percent for the nine months, respectively.  In the first nine months of 1996, the Company repurchased about $390 million of its common stock.
       Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments.  The increases in sales and revenues for both periods were due to worldwide expansion, offset in part by negative comparable sales and weaker foreign currencies.
     ----------------------------------------------------------------------
     SYSTEMWIDE RESTAURANT ADDITIONS         Nine Months        Quarters
                                                Ended             Ended
                                            September 30      September 30
                                            1996     1995     1996     1995
     ----------------------------------------------------------------------
     Traditional restaurants
       U.S.                                  319      326      136      142
       Outside of the U.S.                   878      568      450      250
     ----------------------------------------------------------------------
          Total traditional restaurant     1,197      894      586      392
          additions
     ----------------------------------------------------------------------
     Satellite restaurants
       U.S.                                  165      389       35      150
       Outside of the U.S.                   249      170      107       77
     ----------------------------------------------------------------------
          Total satellite restaurant         414      559      142      227
          additions
     ----------------------------------------------------------------------
     Systemwide restaurants
       U.S.                                  484      715      171      292
       Outside of the U.S.                 1,127      738      557      327
     ----------------------------------------------------------------------
          Systemwide restaurant            1,611    1,453      728      619
          additions
     ----------------------------------------------------------------------
     TRADITIONAL RESTAURANTS UNDER CONSTRUCTION             At September 30
                                                              1996     1995
     ----------------------------------------------------------------------
       U.S.                                                    191      203
       Outside of the U.S.                                     396      313
     ----------------------------------------------------------------------
          Total traditional restaurants under construction     587      516
     ----------------------------------------------------------------------

       Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year.  Franchised margins as a percent of applicable revenues declined for both periods.
     This decline reflected negative comparable sales and a higher proportion of leased sites which have financing costs embedded in rent expense, contrasted with owned sites whose financing costs are reflected in interest expense. Company-operated margins as a percent of sales decreased for both periods as food & paper and payroll costs were relatively flat, while occupancy & other operating costs increased as a percent of sales.
     -----------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS     Nine Months Ended    Quarters Ended
                                           September 30       September 30
                                          1996      1995     1996     1995
     -----------------------------------------------------------------------
     In millions of dollars
     Company-operated                   $1,040.7  $  980.4   $383.5   $363.9
     Franchised                          1,879.6   1,780.0    666.0    636.5
     As a percent of sales/revenues
     Company-operated                       18.7      19.4     19.5     20.1
     Franchised                             81.7      82.5     82.4     82.9
     -----------------------------------------------------------------------
       The increases in general, administrative & selling expenses were primarily due to strategic global spending to support the Convenience,
     Value and Execution Strategies including new country development and new U.S. food taste initiatives.
       The increases in consolidated operating income primarily reflected higher combined operating margin dollars, partially offset by higher general, administrative & selling expenses and lower other operating income for the nine months.
       Other operating (income) expense--net is composed of transactions related to franchising and the foodservice business, the details of which are shown in the following chart. The decrease in equity in earnings for the nine months occurred primarily because of nonrecurring income items recognized in 1995, partially offset by stronger operating results from affiliates.  A weaker Japanese Yen contributed to the decreases for both periods. The increase in other expenses for the nine months reflected the $16 million noncash charge related to the adoption of SFAS 121 recorded in the first quarter of
     1996 and increased provisions for property dispositions. The decrease in other expenses for the quarter reflected lower provisions for property dispositions.
     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)        Nine Months Ended       Quarters Ended
     EXPENSE-NET                        September 30          September 30
     In millions of dollars            1996       1995       1996      1995
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                      $(57.1)    $(45.0)    $(14.8)    $(16.6)
     Equity in earnings of
     unconsolidated affiliates        (60.8)     (75.9)     (26.4)     (28.2)
     Other                             34.2       31.2       (1.2)       9.0
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                    $(83.7)    $(89.7)    $(42.4)    $(35.8)
     ========================================================================

       The decreases in interest expense were due to lower average interest rates and weaker foreign currencies, partially offset by higher debt levels.
       Nonoperating income (expense) was impacted by lower losses associated with the Company's investment in Discovery Zone common stock, as the carrying value of this investment was reduced to zero in the first quarter of 1996. Nonoperating income (expense) also reflected translation gains in 1996 compared to translation losses in 1995.
       The effective income tax rate was 32.7 percent for the first nine months of 1996, compared to 34.9 percent for the first nine months of 1995 and 34.2 percent for the year 1995. The 1996 decrease was primarily due to lower taxes related to foreign operations. For the year, the Company expects the effective tax rate to be about 32.5 percent.

     U.S. OPERATING RESULTS
     Restaurant expansion was responsible for increasing U.S. sales as we added 899 restaurants in the last 12 months. Comparable U.S. sales were negative for both periods reflecting an extremely competitive U.S. operating environment, and at times, difficult comparisons and severe weather. The U.S. business continued its emphasis on value and customer satisfaction in the form of Extra Value Meals, Happy Meals and the three-tier value program as well as through promotions like "When the U.S. Wins, You Win" in July and Walt Disney World 25th Anniversary collector glasses in September.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS            Nine Months Ended    Quarters Ended
                                          September 30       September 30
                                        1996      1995      1996      1995
     ----------------------------------------------------------------------
     Percent increase/(decrease)
     Sales                                 3         7         2         5
     Revenues                              3         8         1         6
     Operating income                     (3)        3        (5)        2
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           16.8      17.8      16.8      18.3
     Franchised margins                 81.7      82.7      82.1      82.6
     ----------------------------------------------------------------------

       The decreases in U.S. operating income for both periods reflected lower Company-operated margin dollars and higher general, administrative & selling expenses, partially offset by higher franchised margin dollars. Higher other operating expenses also contributed to the nine month decrease.
       The declines in Company-operated margins as a percent of sales primarily resulted from higher payroll and occupancy & other operating expenses, partially offset by lower food & paper costs. The declines in franchised margins as a percent of revenues were due to negative comparable sales and increased rent expense reflecting a higher proportion of leased sites resulting from accelerated expansion.

     OPERATING RESULTS OUTSIDE OF THE U.S.
     Expansion was primarily responsible for sales increases outside of the U.S., offset in part by weaker foreign currencies. The difference between the percentage increase in sales and revenues for both periods is primarily due to the weakening Japanese Yen that had a greater effect on sales versus revenues and the higher growth rate in Company-operated versus franchised restaurants. If exchange rates had remained at 1995 levels, sales outside of the U.S. would have increased 15 and 14 percent for the nine months and quarter, respectively.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE OF      Nine Months Ended    Quarters Ended
     THE U.S.                            September 30        September 30
                                        1996      1995      1996      1995
     ----------------------------------------------------------------------
     Percent increase
     Sales                                10        30         9        24
     Revenues                             14        31        13        25
     Operating income                      9        34        11        25
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           19.8      20.5      21.0      21.2
     Franchised margins                 81.7      82.1      82.8      83.2
     ----------------------------------------------------------------------

       Of the fifteen largest international markets, the following had strong sales and operating income growth for the first nine months of 1996: Japan and Hong Kong in Asia/Pacific; and England, Italy, Spain and Sweden in Europe. In the third quarter, Hong Kong, England, Italy, Spain, Sweden and Taiwan had strong sales and operating income growth. In Latin America, Brazil's results were good compared with exceptional performance last year. Results in Mexico continued to be weak due to its adverse economy and currency devaluation; however, we continue to believe this market offers long-term potential and are encouraged by recent improvement in operating results.
     Our business in Canada, France and Germany continued to be negatively impacted by weak economies.
       The increases in operating income outside of the U.S. were driven by higher combined operating margin dollars resulting from expansion and cost efficiencies, partially offset by weaker foreign currencies and higher general, administrative & selling expenses driven by new country development. Excluding the impact of weaker foreign currencies and the $16 million noncash charge for the adoption of the accounting standard for asset impairment for restaurant sites in Mexico recorded in the first quarter of 1996, operating income outside of the U.S. increased 13 percent for the nine months and 14 percent for the quarter.

       Company-operated margins as a percent of sales declined for both periods, however, the decrease continued to narrow in the third quarter. The slight decrease for the quarter was primarily due to increases in occupancy & other operating costs, significantly offset by lower payroll costs. Food & paper costs were relatively flat for the quarter. For the nine months, food & paper and occupancy & other operating costs increased, while payroll costs were relatively flat. While Brazil and Taiwan contributed to the decline in Company-operated margins for the nine months, margin trends in both markets improved in the third quarter and strategic initiatives implemented in both markets resulted in sales and market share gains.
       Franchised margins as a percent of revenues decreased slightly for both periods, reflecting pressure on comparable sales primarily in Europe and Canada.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies impact reported results, McDonald's lessens short-term cash exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging foreign-denominated cash flows.
       The weakening of the Japanese Yen and Deutsche Mark were the primary foreign currency changes impacting 1996 results. If exchange rates had remained at 1995 levels, results would have been as follows:


     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON INTERNATIONAL RESULTS
     --------------------------------------------------------------------------
     Dollars in millions           Nine Months Ended September 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Sales             $11,342.9   $11,835.4     $(492.5)       10%       15%
     Operating income    1,131.1     1,159.4       (28.3)        9        12
     --------------------------------------------------------------------------
                                   Quarter Ended September 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Sales             $ 4,103.0   $ 4,282.5     $(179.5)        9%       14%
     Operating income      439.6       450.8       (11.2)       11        14
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON WORLDWIDE RESULTS
     --------------------------------------------------------------------------
     Dollars in millions           Nine Months Ended September 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Systemwide sales  $23,527.6   $24,020.1     $(492.5)        6%        8%
     Operating income    2,018.6     2,046.9       (28.3)        3         5
     Net income          1,162.6     1,171.1        (8.5)       10        10
     --------------------------------------------------------------------------
                                   Quarter Ended September 30, 1996
     --------------------------------------------------------------------------
                        Reported    Adjusted    Adjustment   Reported  Adjusted
     --------------------------------------------------------------------------
     Systemwide sales  $ 8,286.1   $ 8,465.6     $(179.5)        5%        8%
     Operating income      744.0       755.2       (11.2)        3         5
     Net income            440.6       445.0        (4.4)       10        11
     --------------------------------------------------------------------------

     FINANCIAL POSITION
     Cash provided by operations for the nine months ended September 30, 1996 increased 6% compared to the same period a year ago. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. In connection with accelerated expansion, capital expenditures increased 16% in the first nine months (3% in the U.S. and 26% outside of the U.S.).

     NEW ACCOUNTING STANDARD
     The Company adopted Statement of Financial Accounting Standard 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in the first quarter 1996. This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets was based on projected future cash flows. The adoption of this standard resulted in a $16 million noncash pre-tax charge in other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     NINE MONTHS AND THIRD QUARTER 1996 HIGHLIGHTS


     OPERATING RESULTS
     --------------------------------------------------------------------------
     Dollars in millions, except     Nine Months Ended        Quarters Ended
     per common share data              September 30           September 30
                                      1996        1995        1996       1995
     --------------------------------------------------------------------------
     Systemwide sales              $23,527.6   $22,179.5    $8,286.1   $7,866.6
     --------------------------------------------------------------------------
     U.S. sales                     12,184.7    11,854.2     4,183.1    4,103.3
       Operated by franchisees       9,422.6     9,313.1     3,232.5    3,219.5
       Operated by the Company       2,085.2     2,034.9       703.7      701.3
       Operated by affiliates          676.9       506.2       246.9      182.5
     --------------------------------------------------------------------------
     Sales outside of the U.S.      11,342.9    10,325.3     4,103.0    3,763.3
       Operated by franchisees       5,402.3     4,907.7     1,967.1    1,795.9
       Operated by the Company       3,480.0     3,016.4     1,261.9    1,110.6
       Operated by affiliates        2,460.6     2,401.2       874.0      856.8
     --------------------------------------------------------------------------
     Total Revenues                  7,864.9     7,209.0     2,773.8    2,580.1
       U.S.                          3,432.5     3,328.0     1,168.5    1,153.5
       Outside of the U.S.           4,432.4     3,881.0     1,605.3    1,426.6
     --------------------------------------------------------------------------
     Operating Income                2,018.6     1,955.2       744.0      722.1
       U.S.                            926.4       951.6       321.2      337.4
       Outside of the U.S. (A)       1,131.1     1,038.2       439.6      396.9
       Corporate G&A                   (38.9)      (34.6)      (16.8)     (12.2)
     --------------------------------------------------------------------------
     Income before provision for
     income taxes                    1,727.5     1,629.5       649.9      609.5
     Net income                      1,162.6     1,060.5       440.6      400.1
     Net income per common share        1.63        1.46         .62        .56
     --------------------------------------------------------------------------
     Cash provided by operations     1,722.5     1,620.2       701.7      677.9
     --------------------------------------------------------------------------
     Total assets                   16,543.1    14,901.7
     Total shareholders' equity      8,554.4     7,514.3
     --------------------------------------------------------------------------

     (A)Excluding the impact of weaker foreign currencies and the first quarter $16 million noncash charge related to the adoption of SFAS
        121, operating income outside of the U.S. increased 13 percent for the nine months and 14 percent for the quarter.

     /TABLE

     RESTAURANTS


     -------------------------------------------------------------------------
                                              At September 30, 1996       1995
     -------------------------------------------------------------------------
     Systemwide restaurants                                  19,991     17,403
     -------------------------------------------------------------------------
     Traditional U.S. restaurants                            10,660     10,070
       Operated by franchisees                                8,403      7,989
       Operated by the Company                                1,604      1,607
       Operated by affiliates                                   653        474
     -------------------------------------------------------------------------
     Traditional Restaurants outside of the U.S.              7,346      6,029
       Operated by franchisees                                3,440      2,878
       Operated by the Company                                2,174      1,743
       Operated by affiliates                                 1,732      1,408
     -------------------------------------------------------------------------
     Satellite restaurants                                    1,985      1,304
       U.S.                                                   1,192        883
       Outside U.S.                                             793        421
     -------------------------------------------------------------------------

     /TABLE

                                    PART II


     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) - Exhibits
     --------------

     Exhibit Number               Description
     --------------               -----------

          (3) Restated Certificate of Incorporation, dated May 23, 1996, incorporated herein by reference from Exhibit 3 of Form
               10-Q for the quarter ended June 30, 1996; By-Laws dated November 15, 1994, incorporated herein by reference from
               Exhibit 3 of Form 10-K for the year ended December 31, 1994.

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

               (b) Form of Deposit Agreement dated as of November 25, 1992 by and between McDonald's Corporation, First Chicago
                    Trust Company of New York, as Depositary, and the
                    Holders from time to time of the Depositary Receipts.

     Exhibit Number               Description
     --------------               -----------

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

     Exhibit Number               Description
     --------------               -----------

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

                    (ii) Amendment No. 2 to McDonald's Corporation Deferred
                         Incentive Plan, filed herewith.

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

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to November 13, 1996.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
                  07/18/96           Item 7              No
                  10/07/96           Item 7              No
                  10/18/96           Item 7              No
                  10/18/96           Item 5              No

                                   Signature
                                  -----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           McDONALD'S CORPORATION
                                (Registrant)







                          By  /s/  Michael L. Conley
                                   -----------------
                                     (Signature)

                              Michael L. Conley
                              Executive Vice President,
                              Chief Financial Officer





      November 13, 1996
     ------------------
          (Date)