Form 10-K
period 1996-12-31
MCDONALDS CORP
filed 1997-03-28
CIK 63908

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required) for the fiscal year ended December 31, 1996
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) for the
          transition period from                 to
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

       Registrant's telephone number, including area code: (630) 623-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered
     --------------------------                    -----------------------
     Common stock, $.01 par value                  New York Stock Exchange
                                                   Chicago Stock Exchange
     Preferred Share Purchase Rights               New York Stock Exchange
     8-7/8% Debentures due 2011                    New York Stock Exchange
     7-3/8% Notes due 2002                         New York Stock Exchange
     Depositary Shares representing 7.72%
     Cumulative Preferred Stock, Series E          New York Stock Exchange
     6-3/4% Notes due 2003                         New York Stock Exchange
     7-3/8% Debentures due 2033                    New York Stock Exchange
     8.35% Subordinated Deferrable Interest
     Debentures due 2025                           New York Stock Exchange
     6-5/8% Notes due 2005                         New York Stock Exchange
     7.05% Debentures due 2025                     New York Stock Exchange
     7.5% Subordinated Deferrable Interest
     Debentures due 2036                           New York Stock Exchange
     7.5% Subordinated Deferrable Interest
     Debentures due 2037                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                     -----
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes    X    No
                     ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
          The aggregate market value of voting stock held by nonaffiliates of the registrant is $31,395,219,219 and the number of shares of common stock outstanding is 691,919,332 as of January 31, 1997.
          Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's definitive proxy statement which will be filed no later than 120 days after December 31, 1996.

                                     PART I

     Item 1.   Business

          McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

          (a)  General development of business

           There have been no significant changes to the Company's corporate structure during 1996, nor material changes in the Company's method of conducting business.

          (b)  Financial information about industry segments

           Industry segment data for the years ended December 31, 1996,
     1995 and 1994 is included in Part II, item 8, page    of this
     Form 10-K.

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

           The Company's franchising program is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital - initially, by purchasing equipment, signs, seating, and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building; franchisees then contribute to the Company's revenues through payment of rent and service fees based upon a percent of sales, with specified minimum payments. Generally, the conventional franchise arrangement lasts 20 years and franchising practices are consistent throughout the world. Further discussion regarding site selection is included in Part I, item 2,
     page   of this Form 10-K.

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

          Products

           McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac, Quarter Pounder with Cheese and Arch Deluxe sandwiches, the Fish Filet Deluxe, Grilled Chicken Deluxe and Cripsy Chicken Deluxe, french fries, Chicken McNuggets, salads, milk shakes, sundaes and cones, pies, cookies and a limited number of soft drinks and other beverages. In addition, the restaurants sell a variety of products during limited promotional time periods. McDonald's restaurants operating in the United States are open during breakfast hours and offer a full breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage; three varieties of biscuit sandwiches; and Apple-Bran muffins. McDonald's restaurants in many countries around the world offer many of these same products as well as other products and limited breakfast menus. The Company tests new products on an ongoing basis.

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

          Seasonal operations

           The Company does not consider its operations to be seasonal to any material degree.

          Working capital practices

           Information about the Company's working capital practices is incorporated herein by reference to Management's Discussion and Analysis of the Company's financial position and the consolidated statement of cash flows for the years ended December 31, 1996, 1995
     and 1994 in Part II, item 7, pages    through   , and Part II, item 8,
     page    of this Form 10-K.

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

           In the U.S., about 424,000 restaurants generate nearly $238 billion in annual sales. McDonald's accounts for about 2.7% of those restaurants and approximately 6.9% of those sales. No reasonable estimate can be made of the number of competitors outside of the U.S.; however, the Company's business in foreign markets continues to grow.

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

           The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1996, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

          Number of employees

           During 1996, the Company's average number of employees worldwide, including company-operated restaurant employees, was approximately 237,000.

          (d)  Financial information about foreign and domestic operations

           Financial information about foreign and domestic markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis and Segment and Geographic
     Information in Part II, item 6, page   , Part II, item 7, pages
     through    and Part II, item 8, page   , respectively, of this Form
     10-K.

     Item 2.   Properties

           The Company identifies and develops sites that offer
     convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. In order to ensure long-term occupancy and control of the related costs, the Company owns restaurant sites and buildings or secures long-term leases.
     Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to lower average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's Discussion and Analysis and the related financial statements and footnotes in Part II, item 7, pages
     through    and Part II, item 8, pages          respectively, of this
     Form 10-K.

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

           None.

     Executive Officers of the Registrant

           All of the executive officers of McDonald's Corporation as of March 1, 1997 are shown below. Each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1997 Board of Directors' meeting.

                                                                        Number
                                                               Number   of
                                                               of       years
                                                               years    in
                                                      Date of  with     present
             Name                  Office             Birth    Company  position
     ---------------------  ---------------------     -------- -------  --------

     Robert M. Beavers, Jr. Senior Vice President     01/27/44    33       3
     James R. Cantalupo     President and             11/14/43    22       5
                             Chief Executive
                             Officer-International
     Winston B.
       Christiansen         Executive Vice President  07/31/47    26       1
     Michael L. Conley      Executive Vice President  03/28/48    22       0
                             and Chief Financial
                             Officer
     Thomas S. Dentice      Executive Vice President  01/12/39    31      12
     Robert J. Doran        Executive Vice President  07/17/46    30       1
                             USA
     Patrick J. Flynn       Executive Vice President  05/01/42    35       9
     Thomas W. Glasgow, Jr. Executive Vice President, 02/17/47    28       5
                             Chief Operations Officer
     Jack M. Greenberg      Vice Chairman,            09/28/42    15       0
                             Chairman - USA
     Michael R. Quinlan     Chairman, Chief           12/09/44    33       7
                             Executive Officer
     Edward H. Rensi        President and Chief       08/15/44    31       5
                             Executive Officer-U.S.A.
     Paul D. Schrage        Senior Executive Vice     02/25/35    29      12
                             President, Chief
                             Marketing Officer
     James A. Skinner       Executive Vice President- 10/25/44    26       1
                             International
     Fred L. Turner         Senior Chairman           01/06/33    40       7
     Shelby Yastrow         Executive Vice President  11/03/35    19       1



     /TABLE

                                       PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Shareholder Matters

           The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York and Chicago.

           The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share.

     -------------------------------------------------------------------------
     Quarter                1996                             1995
     -------------------------------------------------------------------------
                                 Dividend Per                     Dividend Per
                High      Low    Common Share   High      Low     Common Share
     -------------------------------------------------------------------------
     First     54 1/4    42 1/2     .0675      35 3/4    28 5/8      .0600
     Second    50 3/8    45 3/8     .0750      39 1/4    33 3/4      .0675
     Third     49        41         .0750      41 1/2    35 7/8      .0675
     Fourth    49 3/8    43 3/4     .0750      48        37 3/4      .0675
     -------------------------------------------------------------------------
     Year      54 1/4    41         .2925      48        28 5/8      .2625
     -------------------------------------------------------------------------

           The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 1997 was estimated to be 925,000.

           Given the Company's returns on equity and assets, the Company's management believes it is prudent to reinvest a significant portion of earnings back into the business. The Company has paid 84 consecutive quarterly dividends on common stock through March 28, 1997, has increased the per share amount 22 times since the first dividend was paid in 1976, and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

Item 6.   Selected Financial Data

11-YEAR SUMMARY
(Dollars rounded to millions, except per common share data and average restaurant sales)


                                 1996     1995     1994     1993     1992     1991     1990     1989    1988     1987     1986
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales              $31,812   29,914   25,987   23,587   21,885   19,928   18,759   17,333  16,064   14,330   12,432

  U.S.                        $16,370   15,905   14,941   14,186   13,243   12,519   12,252   12,012  11,380   10,576    9,534

  Outside the U.S.            $15,442   14,009   11,046    9,401    8,642    7,409    6,507    5,321   4,684    3,754    2,898

Systemwide sales by type

  Operated by franchisees     $19,969   19,123   17,146   15,756   14,474   12,959   12,017   11,219  10,424    9,452    8,422

  Operated by the Company     $ 7,571    6,863    5,793    5,157    5,103    4,908    5,019    4,601   4,196    3,667    3,106

  Operated by affiliates      $ 4,272    3,928    3,048    2,674    2,308    2,061    1,723    1,513   1,444    1,211      904

Average sales by
  Systemwide restaurants
  (in thousands)              $ 1,708    1,844    1,800    1,768    1,733    1,658    1,649    1,621   1,596    1,502    1,369

Total revenues                $10,687    9,795    8,321    7,408    7,133    6,695    6,640    6,066   5,521    4,853    4,143

Revenues from franchised
  and affiliated restaurants  $ 3,116    2,931    2,528    2,251    2,031    1,787    1,621    1,465   1,325    1,186    1,037

Operating income              $ 2,633    2,601    2,241    1,984    1,862    1,679    1,596    1,438   1,288    1,160      983

Income before provision
  for income taxes            $ 2,251    2,169    1,887    1,676    1,448    1,299    1,246    1,157   1,046      959      848

Net income                    $ 1,573    1,427    1,224    1,083      959      860      802      727     646      549 *    480

Cash provided by
  operations                  $ 2,461    2,296    1,926    1,680    1,426    1,423    1,301    1,246   1,177    1,051      852

Capital expenditures          $ 2,375    2,064    1,539    1,317    1,087    1,129    1,571    1,555   1,321    1,027      942

Treasury stock purchases      $   605      321      500      628       92      117      157      497     136      143      209

Financial position at year end

  Net property and
    equipment                 $14,352   12,811   11,328   10,081    9,597    9,559    9,047    7,758   6,800    5,820    4,878


  Total assets                $17,386   15,415   13,592   12,035   11,681   11,349   10,668    9,175   8,159    6,982    5,969

  Total debt                  $ 5,523    4,836    4,351    3,713    3,857    4,615    4,792    4,036   3,269    2,784    2,321

  Total shareholders'
    equity                    $ 8,718    7,861    6,885    6,274    5,892    4,835    4,182    3,550   3,413    2,917    2,506

Per common share

  Net income                  $  2.21     1.97     1.68     1.45     1.30     1.17     1.10      .97     .86       72 *    .62

  Dividends declared          $   .29      .26      .23      .21      .20      .18      .17      .15     .14      .12      .11

  Market price at
    year end                  $45 3/8   45 1/8   29 1/4   28 1/2   24 3/8       19   14 1/2   17 1/4      12       11   10 1/8

Systemwide restaurants
  at year end                  21,022   18,380   15,950   14,163   13,093   12,418   11,803   11,162  10,513    9,911    9,410

  U.S.                         12,094   11,368   10,238    9,397    8,959    8,764    8,576    8,270   7,907    7,567    7,272

  Outside the U.S.              8,928    7,012    5,712    4,766    4,134    3,654    3,227    2,892   2,606    2,344    2,138

Systemwide restaurants by type

  Operated by franchisees      13,428   12,217   10,965    9,933    9,237    8,735    8,131    7,573   7,110    6,760    6,406

  Operated by the Company       4,357    3,816    3,238    2,746    2,551    2,547    2,643    2,691   2,600    2,399    2,301

  Operated by affiliates        3,237    2,347    1,747    1,484    1,305    1,136    1,029      898     803      752      703

Number of countries at
  year end                        101       89       79       70       65       59       53       51      50       47       46


* Before the cumulative prior years' benefit from the change in accounting for income taxes.
/TABLE

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     -----------------------------------------------------------------------
     CONSOLIDATED OPERATING RESULTS
     -----------------------------------------------------------------------

     SYSTEMWIDE SALES AND RESTAURANTS
     Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Sales increases in 1996 and 1995 were primarily due to restaurant expansion worldwide. In 1996, sales were affected adversely by negative U.S. comparable sales and weaker foreign currencies. In 1995, sales benefited from stronger foreign currencies and higher comparable sales. Sales by Company-operated restaurants grew at a higher rate than Systemwide sales in 1996 and 1995. This was because both expansion and comparable sales at Company-operated restaurants increased at a higher rate than at Systemwide restaurants.

     ------------------------------------------------------------------
     (In millions)                  1996           1995           1994
     ------------------------------------------------------------------
     U.S.                      $16,369.6      $15,905.2      $14,941.0
     Europe/Africa/Middle
       East/India                7,546.1        6,807.7        5,271.2
     Asia/Pacific                5,347.5        4,834.8        3,794.8
     Canada                      1,276.3        1,236.8        1,186.1
     Latin America               1,272.6        1,129.4          794.3
     ------------------------------------------------------------------
     Total Systemwide sales    $31,812.1      $29,913.9      $25,987.4
     ==================================================================

       Expansion continued at an accelerated pace in 1996 as 2,642 restaurants were added Systemwide (1,995 traditional and 647 satellites). This compares with 2,430 in 1995 (1,604 traditional and 826 satellites), and 1,787 in 1994 (1,212 traditional and 575 satellites). Systemwide restaurants opened during the year contributed $1.4 billion to Systemwide sales in 1996, $1.2 billion in 1995 and $.9 billion in 1994.
       McDonald's plans to add between 2,400 and 2,800 restaurants in 1997, with a greater emphasis on full-menu traditional restaurants and international locations than in 1996.

     TOTAL REVENUES
     Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based on a percent of sales with specified minimum payments. The minimum fee includes both a rent and service fee that amount to about 12.5% of sales for new U.S. franchise arrangements, compared with about 12.0% prior to 1994. Fees vary by type of site and investment required by the Company, and also according to local business conditions outside the U.S. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms. Accordingly, these fees provide a stable, predictable revenue flow to the Company.
       Revenues grow as new restaurants are added and as sales build in existing restaurants. Menu price changes also affect revenues and sales, but it is impractical to quantify their Systemwide impact because of different pricing structures, new products, promotions and product mix variations among restaurants and markets.
       Total revenues for 1996 and 1995 increased due to strong global operating results and an increase in Company-operated restaurants through expansion and changes in ownership. Negative U.S. comparable sales and weaker foreign currencies had an adverse impact on 1996 revenues, while positive comparable sales and stronger foreign currencies contributed to the 1995 increase.
       In 1996, 63% of sales by Company-operated restaurants and 42% of revenues from franchised and affiliated restaurants were generated outside the U.S., up from 60% and 40%, respectively, in 1995.

     -----------------------------------------------------------------------
     CHANGES IN OPERATING RESULTS FROM PRIOR YEAR
     -----------------------------------------------------------------------
                                                   1996                1995
     (Dollars rounded to millions,   Increase(decrease)  Increase(decrease)
     except per common share data)        Amount      %       Amount      %
     -----------------------------------------------------------------------
     SYSTEMWIDE SALES                     $1,898      6       $3,927     15
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                        $  707     10       $1,071     18
     Revenues from franchised and
       affiliated restaurants                185      6          403     16
     -----------------------------------------------------------------------
           TOTAL REVENUES                    892      9        1,474     18
     -----------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants            616     11          903     19
     Franchised restaurants                   55     11           80     18
     General, administrative
       and selling expenses                  130     11          153     14
     Other operating (income)
       expense-net                            60    (57)         (22)    26
     -----------------------------------------------------------------------
           TOTAL OPERATING COSTS
           AND EXPENSES                      861     12        1,114     18
     -----------------------------------------------------------------------
     OPERATING INCOME*                        31      1          360     16
     -----------------------------------------------------------------------
     Interest expense                          2      1           34     11
     Nonoperating income
       (expense)-net                          53    (58)         (43)    88
     -----------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                           82      4          283     15
     -----------------------------------------------------------------------
     Provision for income taxes              (63)    (9)          80     12
     -----------------------------------------------------------------------
     NET INCOME                           $  145     10       $  203     17
     =======================================================================
     NET INCOME PER COMMON SHARE          $  .24     12       $  .29     17
     -----------------------------------------------------------------------

     * Excluding SFAS 121 and special charges, 1996 operating income would have increased $119 million, or 5%.

     RESTAURANT MARGINS
     Margins for Company-operated restaurants were 18.6% of sales in 1996, compared with 19.2% in 1995 and 19.8% in 1994. As a percent of 1996 and 1995 sales, occupancy and other operating costs increased; payroll costs remained relatively flat; and food and paper costs declined in 1996 and increased in 1995.
       Franchised restaurant margin dollars made up about two-thirds of the combined operating margins in both 1996 and 1995. Franchised margins were 81.7% of applicable 1996 revenues, down from 82.4% in 1995 and 82.8% in 1994. The decreases for both years were partly due to a higher proportion of leased sites. For leased sites, financing costs are included in rent expense, which affects margins; for owned sites, financing costs are reflected in interest expense. The 1996 decrease was also partly attributable to negative U.S. comparable sales.
       Franchised margins include revenues and expenses from restaurants operating under business facilities lease arrangements. Under these arrangements, the Company leases the businesses, including equipment, to franchisees who have options to purchase the businesses. Higher fees are charged but margins are generally lower because of equipment depreciation. The Company is compensated for lower margins by the subsequent gains realized from the exercise of purchase options, accounted for as other operating income. There were 627 restaurants operating under such arrangements at year-end 1996, compared with 491 in 1995 and 484 in 1994. The majority of these were outside the U.S.

     GENERAL, ADMINISTRATIVE AND SELLING EXPENSES
     Increases in 1996 and 1995 were primarily due to strategic global investments supporting the Convenience, Value and Execution Strategies. These investments included costs associated with accelerated expansion, continued investment in developing countries and new U.S. food initiatives. Weaker foreign currencies reduced 1996 expenses slightly, while stronger foreign currencies increased 1995 expenses. These expenses have been relatively constant as a percent of Systemwide sales at 4.3% in 1996, 4.1% in 1995 and 4.2% in 1994.
       Corporate general, administrative and selling expenses not allocated to geographic business segments were $52 million in 1996 and $48 million in both 1995 and 1994.

     OTHER OPERATING (INCOME) EXPENSE-NET
     This category includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, net gains or losses from property dispositions and other transactions related to the foodservice business. The decline in other operating income in 1996 was principally due to the $72 million special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs, and the $16 million charge related to the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Other operating income was positively affected by higher gains on sales of restaurant businesses and lower provisions for property dispositions, partly offset by lower income from affiliates. Income from affiliates declined in 1996, despite stronger operating results, principally due to a weaker Japanese Yen. The 1995 other operating income increase was due to higher income from affiliates, principally Japan, partly offset by higher losses on property dispositions.

       Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants, as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements. The Company's purchase and sale of businesses with its franchisees and affiliates is aimed at achieving an optimal ownership mix in each market. As an integral part of our franchising business, these transactions and resulting gains are recorded in operating income.
       Equity in earnings of unconsolidated affiliates - businesses the Company actively participates in, but does not control - is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes.
       Net gains or losses from property dispositions result from disposals of properties no longer needed due to restaurant closings, relocations and other transactions.

     OPERATING INCOME
     Operating income of $2.6 billion was negatively affected by the $72 million special charge and the $16 million SFAS 121 charge. Excluding these charges, operating income would have increased 5% in 1996, due to higher combined operating margin dollars and higher other operating income, partly offset by higher general, administrative and selling expenses and weaker foreign currencies. The 1995 increase reflected higher combined operating margin dollars and stronger foreign currencies, partly offset by higher general, administrative and selling expenses.

     INTEREST EXPENSE
     Higher average debt levels, partly offset by lower average interest rates, accounted for the 1996 and 1995 increases. Weaker foreign currencies reduced the increase in 1996, while stronger foreign currencies contributed to the increase in 1995.

     NONOPERATING INCOME (EXPENSE)-NET
     The decrease in this category - which includes interest income, gains and losses related to investments and financings, and miscellaneous income and expense - reflected lower losses in 1996 associated with the Company's investment in Discovery Zone common stock. Losses of $22 million in 1996 reduced the carrying value of this investment to zero, compared with losses of $60 million in 1995. The decrease in expense also reflected foreign currency translation gains in 1996, compared with translation losses in 1995. The 1995 increase in expense also included higher charges associated with minority interests, partly offset by higher interest income and lower translation losses.

     PROVISION FOR INCOME TAXES
     The effective income tax rate was 30.1% for 1996, compared with 34.2% for 1995 and 35.1% for 1994. A $50 million tax benefit resulting from certain international transactions was primarily responsible for the unusually low rate in 1996. Excluding this benefit, the 1996 effective income tax rate would have been 32.4%, reflecting lower taxes related to foreign operations. The Company expects its 1997 effective income tax rate to be in the range of 32.5% to 33.5%.
       Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $305 million in 1996 and $308 million in 1995. Substantially all of the tax assets arose in the U.S. and other profitable markets, and a majority of them are expected to be realized in future U.S. income tax returns.

     NET INCOME AND NET INCOME PER COMMON SHARE
     Net income and net income per common share increased 10% and 12%, respectively, in 1996 and 17% each in 1995. Excluding the charge for the adoption of SFAS 121, net income and net income per common share increased 11% and 13% in 1996. The spread between the percent increase in net income and net income per common share in 1996 reflected the impact of share repurchase as well as lower preferred stock dividends. Lower dividends were due to the conversion of 11 million shares of Series B and C preferred stock into 8.7 million shares of common stock in 1995, which offset the impact of share repurchase in 1995.

     IMPACT OF CHANGING FOREIGN CURRENCIES
     While changes in foreign currency values affect reported results, the Company reduces short-term cash exposures by financing and purchasing goods and services in local currencies and by hedging foreign currency cash flows. Systemwide sales, revenues, operating income and net income were lower because of weaker foreign currencies in 1996, and benefited from stronger foreign currencies in 1995.
       If exchange rates had remained at 1995 levels, results would have been as follows:

     -----------------------------------------------------------------------
     (Dollars in billions)         As reported              As adjusted
     -----------------------------------------------------------------------
                             1996         1995        1996         1995
     -----------------------------------------------------------------------
     Systemwide sales   $31.8   6%   $29.9  15%  $32.4   8%   $29.1  12%
     Revenues            10.7   9      9.8  18    10.8  10      9.5  15
     Operating income     2.6   1      2.6  16     2.7   3      2.5  12
     Net income           1.6  10      1.4  17     1.6  11      1.4  13
     -----------------------------------------------------------------------

     ------------------------------------------------------------------------
     U.S. OPERATIONS
     ------------------------------------------------------------------------

     SALES
     Restaurant expansion was primarily responsible for increasing sales in 1996 and 1995. Comparable sales were positive in 1995 and negative in 1996, reflecting an extremely competitive U.S. operating environment, and at times, severe weather and difficult comparisons.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
     (In millions)              1996      1995      1994       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees $12,663   $12,474   $11,965   $ 9,873    $7,332
     Operated by the Company   2,776     2,725     2,550     2,410     2,115
     Operated by affiliates      931       706       426       236        87
     ------------------------------------------------------------------------
     U.S. sales              $16,370   $15,905   $14,941   $12,519    $9,534
     ========================================================================

       Average annual sales at U.S. restaurants in operation at least 13 consecutive months were $1,439,000 in 1996 and $1,538,000 in 1995.
     Average sales declined due to lower average sales for new, smaller restaurants (including satellites) and lower sales at existing restaurants. Unit expansion also affects average sales as new restaurants take about four years to reach long-term volumes. The Company believes that average sales will continue to be affected by expansion into smaller, lower-cost sites which profitably support lower average volumes.

     RESTAURANTS
     There were 726 restaurants added in the U.S. in 1996 (542 traditional and 184 satellites), compared with 1,130 in 1995 (597 traditional and 533 satellites), and 188 (all traditional) five years ago. The U.S. accounted for 27% of Systemwide restaurants opened in 1996, compared with 47% in 1995 and 31% five years ago. The 1996 decrease is consistent with our decision to reduce our focus on satellites and open fewer total restaurants in the U.S.

     ------------------------------------------------------------------------
                                                              Five       Ten
                                                             years     years
                                1996      1995      1994       ago       ago
     ------------------------------------------------------------------------
     Operated by franchisees   9,467     8,950     8,222     7,149     5,549
     Operated by the Company   1,847     1,836     1,640     1,446     1,623
     Operated by affiliates      780       582       376       169       100
     ------------------------------------------------------------------------
     Total U.S. restaurants   12,094    11,368    10,238     8,764     7,272
     ========================================================================

       The percent of U.S. restaurants operated by franchisees and affiliates has remained relatively constant over the past five years and was 85% at year-end 1996.

     OPERATING RESULTS
     ------------------------------------------------------------------------
     (In millions)              1996      1995      1994      1993      1992
     ------------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants     $2,776    $2,725    $2,550    $2,420    $2,353
     Revenues from franchised
     and affiliated
     restaurants               1,814     1,749     1,606     1,511     1,396
     ------------------------------------------------------------------------
           TOTAL REVENUES      4,590     4,474     4,156     3,931     3,749
     ------------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants               2,317     2,244     2,066     1,977     1,920
     Franchised restaurants      334       304       270       247       235
     General, administrative
     and selling expenses        740       682       628       569       507
     Other operating (income)
     expense-net                  55*       (8)      (25)      (18)      (13)
     ------------------------------------------------------------------------
           TOTAL OPERATING
           COSTS AND EXPENSES  3,446*    3,222     2,939     2,775     2,649
     ------------------------------------------------------------------------
     U.S. OPERATING INCOME    $1,144*   $1,252    $1,217    $1,156    $1,100
     ========================================================================
     *Included the $72 million special charge designed to strengthen the U.S. business and reduce ongoing costs.

       Expansion favorably affected U.S. revenues in 1996 and 1995, as did positive comparable sales in 1995.
       U.S. Company-operated margins decreased $23 million in 1996 and $3 million in 1995, as lower comparable sales and higher costs more than offset the positive impact of an expanded Company-operated store base for a majority of the period. These margins were 16.5% of sales in 1996, compared with 17.7% in 1995 and 19.0% in 1994. Higher payroll costs as a percent of sales, primarily due to increases in average hourly rates, pushed margins lower in 1996 and 1995. Higher promotion costs as a percent of sales also had a negative impact on 1996 margins. Lower food and paper costs benefited margins in both 1996 and 1995.
       U.S. franchised margins increased $36 million, or 2%, in 1996 and $109 million, or 8%, in 1995, driven by expansion. These margins were 81.6% of applicable revenues in 1996, compared with 82.6% in 1995 and 83.2% in 1994. Franchised margins as a percent of revenues declined in 1996 and 1995 because the increase in rent expense, resulting from the growth in leased sites, outpaced the growth in franchised revenues. In addition, 1996 margins were affected by negative comparable sales.

       Cost pressures on margins are expected to continue in 1997; therefore, our ability to maintain both Company-operated and franchised margins as a percent of applicable revenues will depend largely on our success in building comparable sales.
       U.S. operating income decreased $108 million, or 9%, in 1996 and rose $35 million, or 3%, in 1995. The 1996 decrease was principally due to the $72 million special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs. The charge covered closing approximately 115 low-volume U.S. satellite restaurants, replacing certain restaurant equipment, outsourcing excess property management and implementing other cost efficiencies. Without the special charge, U.S. operating income would have decreased 3% in 1996. This decrease primarily reflected lower Company-operated margin dollars and higher general, administrative and selling expenses. These expenses included higher employee costs and expenditures to support our Convenience, Value and Execution Strategies, partly offset by higher franchised margin dollars. The 1995 increase was due to higher combined restaurant margins, partly offset by higher general, administrative and selling expenses. Operating income included $396 million of depreciation and amortization in 1996, compared with $380 million in 1995 and $366 million in 1994.
       In 1997, McDonald's focus will be to increase sales at existing restaurants through aggressive marketing, a national value initiative, improved food taste, better service and improved facilities.

     ASSETS AND CAPITAL EXPENDITURES
     U.S. assets increased $514 million, or 7%, in 1996 and $547 million, or 8%, in 1995. These increases were due to expansion and increased reinvestment in existing restaurants since 1994.

     -------------------------------------------------------------------------
     (In millions)               1996      1995      1994      1993      1992
     -------------------------------------------------------------------------
     New restaurants           $  559    $  602    $  472    $  332    $  196
     Existing restaurants         212       213       125       122       125
     Other properties             128       104       113       130        76
     -------------------------------------------------------------------------
     U.S. capital expenditures $  899    $  919    $  710    $  584    $  397
     =========================================================================
     U.S. assets               $7,554    $7,040    $6,493    $6,200    $5,995
     -------------------------------------------------------------------------

       U.S. capital expenditures decreased $20 million, or 2%, in 1996, compared with an increase of $209 million, or 30%, in 1995. These amounts excluded initial investments in equipment, signs, seating and decor, as well as ongoing reinvestment expenditures made by franchisees. New restaurant expenditures decreased $43 million, or 7%, as a result of fewer restaurant additions.

       Expenditures for existing restaurants were made to achieve higher levels of customer satisfaction, implement technology to improve service and food quality, and enhance older facilities. In 1996, strategic reinvestment to build sales included $37 million for indoor Ronald's Playplaces and $27 million for rebuilding restaurants to adjust to changing demographics, traffic patterns and market opportunities. Over the past five years, the Company has invested $83 million to replace older buildings with new, lower-cost, more-efficient restaurants.
       Other properties primarily included expenditures for office buildings and related furnishings.
       U.S. average development costs for traditional restaurants increased slightly in 1996 to $1,176,000, compared with $1,151,000 in 1995 and $1,095,000 in 1994. The increases were primarily due to higher site development and preparation costs. Average development costs have decreased $227,000, or 16%, from 1991 levels. Construction efficiencies and a shift toward smaller, lower-cost building designs since 1991 have contributed to this decrease.
       The Company intends to further control development costs through standardization, global sourcing, greater economies of scale and co-branded oil locations. Our objective is to profitably expand into more locations, consistent with our goal of increasing market share with greater marketwide presence throughout the world.
        The Company generally purchases new properties or enters into long-term leases with purchase options. This ensures long-term occupancy and control of related costs. The Company owned 61% of its U.S. sites at year-end 1996, compared with 62% at year-end 1995.

     ----------------------------------------------------------------------
     OPERATIONS OUTSIDE THE U.S.
     ----------------------------------------------------------------------

     SALES
     Increasing market share and customer satisfaction through expansion and value continue to be key strategic initiatives to build sales outside the U.S. These sales rose 10% in 1996 and 27% in 1995. Increases were primarily due to aggressive expansion beginning in 1995 and were achieved despite difficult economic conditions in several of the largest markets in both years. Weaker foreign currencies and comparisons to exceptional 1995 performances in certain markets reduced the 1996 increase. Positive comparable sales and stronger foreign currencies contributed to the 1995 increase.
       Revenues increased at a faster rate than sales in 1996 and 1995. This is primarily because the weakening Japanese Yen had a greater effect on sales than on revenues and unit growth rates were higher for Company-operated restaurants than franchised restaurants.
     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
     (In millions)                1996     1995     1994      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees   $ 7,307  $ 6,648  $ 5,182   $3,085   $1,090
     Operated by the Company     4,795    4,139    3,242    2,499      991
     Operated by affiliates      3,341    3,222    2,622    1,825      817
     ----------------------------------------------------------------------
     Sales outside the U.S.    $15,443  $14,009  $11,046   $7,409   $2,898
     ======================================================================

       In Asia/Pacific, strong sales increases in Australia, Hong Kong, Japan and New Zealand were driven by Extra Value Meal marketing campaigns and rapid restaurant expansion in 1996.
       In Europe, restaurant expansion and value continued to support sales growth in England, the Netherlands, Spain and Sweden in 1996. Our restaurant base in Italy nearly tripled with the acquisition of about 80 Burghy restaurants in mid-1996.
       In Latin America, Brazil's sales growth returned to a more normal level in 1996, as the economy began to stabilize following tremendous sales growth in 1995, spurred by the mid-1994 economic reforms. We are encouraged by Mexico's recent operating results despite its weak economy.
       Canada's 1996 sales growth continued to be hampered by slow economic growth and decreased consumer retail spending.
       Average annual sales at restaurants outside the U.S. in operation for at least 13 consecutive months were $2,157,000 in 1996 and $2,422,000 in 1995. This decrease is due to several factors. First, expansion in our largest markets is occurring in smaller cities and less-populated areas where smaller, less-costly buildings support lower average sales volumes. Second, weaker foreign currencies contributed about $100,000 to the decline in 1996 average sales, whereas stronger foreign currencies increased the 1995 average. Additionally, the high unit expansion rate also affects average sales as new restaurants generally open at lower average volumes and build business over time.

     RESTAURANTS
     During the past five years, 61% of Systemwide restaurant additions have been outside the U.S. In both 1996 and 1995, 55% of restaurants outside the U.S. were in the seven largest markets - Australia, Brazil, Canada, England, France, Germany and Japan. In 1997, the seven largest markets are anticipated to open slightly more than 50% of the restaurants outside the U.S., while new and developing markets like Central Europe, China and the Middle East are expected to continue to represent a growing percent of restaurant growth.
       In 1996, Japan added 522 restaurants (155 traditional and 367 satellites), representing 27% of restaurants opened outside the U.S. Japan's aggressive and profitable expansion was supported by reduced restaurant development costs achieved through standardization of building designs, utilization of smaller buildings and expansion into less populated areas.

     ----------------------------------------------------------------------
                                                             Five      Ten
                                                            years    years
                                  1996     1995     1994      ago      ago
     ----------------------------------------------------------------------
     Operated by franchisees     3,961    3,267    2,743    1,586      857
     Operated by the Company     2,510    1,980    1,598    1,101      678
     Operated by affiliates      2,457    1,765    1,371      967      603
     ----------------------------------------------------------------------
     Total restaurants
     outside the U.S.            8,928    7,012    5,712    3,654    2,138
     ======================================================================

       Restaurants outside the U.S. represented 58% of Systemwide Company-operated restaurants and 29% of Systemwide franchised restaurants at year-end 1996. Approximately 65% of Company-operated restaurants outside the U.S. were in Australia, Brazil, Canada, England, Germany and Taiwan. About 66% of franchised restaurants outside the U.S. were operated in Australia, Canada, England, Germany, France, Japan and the Netherlands. Restaurants operated by affiliates were principally located in Japan and other Asian countries.
       Most of the satellite restaurants operated outside the U.S. were in Japan, Canada and Brazil.

     OPERATING RESULTS
     -----------------------------------------------------------------------
     (In millions)             1996      1995      1994      1993      1992
     -----------------------------------------------------------------------
     REVENUES
     Sales by Company-
     operated restaurants    $4,795    $4,139    $3,242    $2,737    $2,750
     Revenues from
     franchised and
     affiliated restaurants   1,301     1,182       923       740       634
     -----------------------------------------------------------------------
          TOTAL REVENUES      6,096     5,321     4,165     3,477     3,384
     -----------------------------------------------------------------------
     OPERATING COSTS AND
     EXPENSES
     Company-operated
     restaurants              3,846     3,304     2,579     2,188     2,206
     Franchised restaurants     236       211       165       133       114
     General, administrative
     and selling expenses       574       507       408       335       320
     Other operating (income)
     expense-net               (101)*     (98)      (59)      (44)      (51)
     -----------------------------------------------------------------------
          TOTAL OPERATING
          COSTS AND EXPENSES  4,555*    3,924     3,093     2,612     2,589
     -----------------------------------------------------------------------
     OPERATING INCOME
     OUTSIDE THE U.S.        $1,541*   $1,397    $1,072    $  865    $  795
     =======================================================================
     *Included the $16 million SFAS 121 charge.

       Operating income growth in 1996 and 1995 was driven by higher combined operating margin dollars resulting from expansion in both years, and in 1995, higher sales at existing restaurants. The increases in 1996 were partly offset by a $16 million charge for the adoption of SFAS 121 related to restaurant sites in Mexico, and weaker foreign currencies, primarily the Japanese Yen and Deutsche Mark. Operating income growth benefited from stronger foreign currencies in 1995.
       The seven largest markets accounted for about 80% of total operating income outside the U.S. in 1996. They also contributed 56% to growth of operating income outside the U.S., compared with 89% in 1995. Accelerating operating income growth in developing markets and weak economies in France and Germany were the primary reasons the seven largest markets contributed a smaller percent of the operating income growth in 1996 compared with 1995.
          Operations outside the U.S. continue to contribute a growing percent to consolidated results.

     Operations outside the U.S. as a percent of consolidated results
     ---------------------------------------------------------------------
                                      1996    1995   1994    1993   1992
     ---------------------------------------------------------------------
     Systemwide sales                   49%     47%    43%     40%    39%
     Total revenues                     57      54     50      47     47
     Operating income                   59      54     48      44     43
     Operating margins
       Company-operated                 67      63     58      55     56
       Franchised                       42      40     36      32     31
     Systemwide restaurants             42      38     36      34     32
     Assets                             55      53     51      47     45
     Capital expenditures               63      55     54      56     65
     ---------------------------------------------------------------------

       Company-operated margins increased $114 million, or 14%, in 1996. Company-operated margins accounted for 80% of the operating income increase in 1996 and 53% in 1995. Company-operated margin growth accounted for a larger portion of the 1996 operating income increase than in 1995, due to a decline in 1996 general, administrative and selling expense growth, the $16 million SFAS 121 charge and a decline in other operating income growth in 1996. The seven largest markets contributed about 74% to Company-operated margins outside the U.S. and accounted for 59% of the increase over 1995.
       Company-operated margins as a percent of sales declined slightly in 1996 to 19.8%, compared with 20.2% in 1995 and 20.5% in 1994. The declines in the 1996 and 1995 margins partly resulted from strategic decisions in many markets to use incremental margin dollars gained through sales growth and cost efficiencies to deliver value to customers. This helped drive market share and customer satisfaction in the major markets in 1996.
       Franchised margins grew $94 million, or 10%, in 1996, primarily due to expansion. Franchised margins as a percent of applicable revenues were 81.8% in 1996, compared with 82.1% in both 1995 and 1994.
       The Company believes it can maintain or improve both Company-operated and franchised margins as a percent of applicable revenues in 1997, by continuing to increase sales and revenues while lowering average operating and development costs.
       The 1996 and 1995 increases in general, administrative and selling expenses were caused principally by additional employee costs to fund accelerated expansion and continued investment in developing markets.
       Other operating income - composed of transactions related to franchising and the foodservice business - was relatively flat in 1996, compared with 1995. Strong 1996 operating results from affiliates, principally Japan, were offset by the weaker Japanese Yen. Also, gains on sales of restaurant businesses were higher in 1996 compared with 1995. The $16 million SFAS 121 charge in 1996 reduced the other operating income increase compared with 1995. In 1995, other operating income increased primarily due to higher income from affiliates.

     If exchange rates had remained at 1995 levels, results would have been as follows:
     -----------------------------------------------------------------------
     (Dollars in billions)         As reported              As adjusted
     -----------------------------------------------------------------------
                             1996         1995        1996         1995
     -----------------------------------------------------------------------
     Sales outside
     the U.S.           $15.4  10%   $14.0  27%   $16.1 15%   $13.2  19%
     Operating income
     outside the U.S.     1.5  10      1.4  30      1.6 13      1.3  22
     -----------------------------------------------------------------------
       In 1996, the Europe/Africa/Middle East/India segment accounted for 60% of revenues and 63% of operating income outside the U.S. The growth in revenues and operating income was $405 and $111 million, respectively, in 1996, compared with growth of $650 and $195 million, respectively, in 1995. Weaker currencies partly offset this region's operating income increase over 1995 by 3%, or $29 million, compared with 1995, when stronger currencies helped operating income growth by 11%, or $77 million. The decline from 1995 was also due to soft economies in France and Germany. This was partly offset by strong operating results in England and a slight benefit due to Russia's ownership change from an affiliate to a majority-owned subsidiary in March 1996. England, France and Germany accounted for 79% of this segment's operating income in 1996, compared with 83% in 1995.
       Asia/Pacific revenues grew $262 and $280 million in 1996 and 1995, respectively, and operating income increased $48 and $76 million, respectively, in the same two years. Weaker currencies partly offset this region's operating income increase over 1995 by 2%, or $5 million, compared with 1995, when stronger currencies helped operating income growth by 5%, or $12 million. Despite strong operating results from our Asian affiliates, 1996 operating income growth was also adversely affected by nonrecurring income recognized in 1995. Australia, Hong Kong, Japan and Taiwan contributed 84% of this segment's operating income, compared with 86% in 1995.
       Excluding the impact of the weaker Yen, Japan had significant operating income growth in 1996. Australia and Hong Kong also experienced strong local currency operating income growth in 1996, primarily because of higher sales at existing restaurants generated by aggressive value campaigns and accelerated expansion programs.
       Latin American revenues grew $89 million in 1996 and $223 million in 1995, while operating income decreased $19 million in 1996 and increased $57 million in 1995. The 1996 operating income decrease was primarily due to the $16 million SFAS 121 charge for Mexico. Mexico's operating results were also negatively affected by its weakened economy. Brazil's operating income growth slowed as the market faced tough comparisons in the first half of 1996 due to tremendous sales and operating income growth in 1995. Despite this, Brazil produced strong sales and operating income increases in 1996, primarily due to expanding its restaurant base by about 39% in 1996 and 25% in 1995.
       Canadian revenues increased $20 million in 1996 and $2 million in 1995, while operating income increased $4 million in 1996 and decreased $2 million in 1995. The 1996 operating income growth was primarily due to new restaurant growth of 10% and a decrease in general, administrative and selling expenses. This was partly offset by a sales decline at existing restaurants due to the slow economy.

     ASSETS AND CAPITAL EXPENDITURES
     Assets outside the U.S. rose $1.4 billion, or 17%, in 1996 due to expansion, partly offset by weaker foreign currencies. In 1996, 59% of these assets were located in our six largest majority-owned markets - Australia, Brazil, Canada, England, France and Germany - compared with 61% in 1995.

     -----------------------------------------------------------------------
     (In millions)             1996      1995      1994      1993      1992
     -----------------------------------------------------------------------
     New restaurants         $1,273    $  941    $  723    $  609    $  603
     Existing restaurants       153       142        87        94        91
     Other properties            81        55        34        55        47
     -----------------------------------------------------------------------
     Capital expenditures
       outside the U.S.      $1,507    $1,138    $  844    $  758    $  741
     =======================================================================
     Assets outside the
       U.S.                  $9,560    $8,206    $6,909    $5,650    $5,271
     -----------------------------------------------------------------------

       In the past five years, nearly $5 billion has been invested outside the U.S. Capital expenditures outside the U.S. rose $369 million, or 32%, in 1996, reflecting rapid expansion in all geographic segments. In 1996, approximately 57% of capital expenditures outside the U.S. were invested in the six largest majority-owned markets, compared with 60% in 1995.
       Average development costs in the six largest majority-owned markets were slightly more than one and a half times the U.S. average in 1996. These investments generally accommodate higher sales volumes than in the U.S. While there is a range of costs and average sales levels among markets, generally, average development costs have continued to decline. For example, in Europe, average development costs for the three largest markets declined 13% from 1995 to nearly double the U.S. average. Costs are declining because of construction and design efficiencies, standardization, global sourcing and a shift to smaller restaurants in some markets.
       Expenditures for existing restaurants included dining room remodels to achieve increased levels of customer satisfaction and technology upgrades to improve service and food taste. The majority of these expenditures were in Europe, Australia and Canada.
       Various laws and regulations make property acquisition and ownership difficult in certain markets. Property is purchased when legally and economically feasible; otherwise, long-term leases are used. In addition, certain markets have laws and customs that offer stronger tenancy rights than are available in the U.S. The Company owned 36% of sites outside the U.S. at year-end 1996, compared with 39% in 1995. Including affiliates, real estate ownership was 29% and 31% at year-end 1996 and 1995, respectively.
       Capital expenditures made by affiliates - which were not included in consolidated amounts - were approximately $410 million in 1996, compared with $258 million in 1995. The 1996 increase was primarily used to fund rapid expansion in Japan, Argentina, Sweden, the Philippines and Singapore.

     -----------------------------------------------------------------------
     FINANCIAL POSITION
     -----------------------------------------------------------------------

     TOTAL ASSETS AND CAPITAL EXPENDITURES
     Total assets grew approximately $2 billion, or 13%, in 1996. Net property and equipment represented 83% of total assets and rose $1.5 billion. Capital expenditures increased $349 million, or 17%, in 1996, reflecting increased expansion and reinvestment in existing restaurants, partly offset by weaker foreign currencies.

     CASH PROVIDED BY OPERATIONS
     The Company believes that cash-flow measures are meaningful indicators of growth and financial strength. Cash provided by operations has grown steadily over the past five years and increased $165 million, or 7%, in 1996 and $370 million, or 19%, in 1995. Cash provided by operations, along with other sources of cash such as borrowings, was used principally for capital expenditures, debt repayments, share repurchase and dividends. Cash provided by operations exceeded capital expenditures in 1996 for the sixth consecutive year, and is expected to cover substantially all capital expenditures over the next several years.
       While cash generated is more than cash required, the Company also has the ability to meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, the current ratio of .52 at year-end 1996 has been purposefully maintained at a relatively low level.

     -----------------------------------------------------------------------
     (Dollars in millions)          1996    1995     1994     1993     1992
     -----------------------------------------------------------------------
     Cash provided by operations  $2,461  $2,296   $1,926   $1,680   $1,426
     Cash provided by operations
     less capital expenditures    $   86  $  233   $  388   $  363   $  339
     Cash provided by operations
     as a percent of capital
     expenditures                    104     111      125      128      131
     Cash provided by operations
     as a percent of average
     total debt                       48      49       48       44       33
     -----------------------------------------------------------------------

     FINANCINGS
     The Company strives to minimize interest expense and the impact of fluctuating foreign currencies while maintaining its capacity to fund increased growth. To do that, the Company generally finances long-term assets with long-term debt in the currencies in which the assets are denominated, while taking advantage of changing foreign currencies and interest rates when appropriate.
       The Company has used major capital markets as well as a variety of techniques to meet its financing requirements and reduce interest expense over the years. For example, currency exchange agreements in conjunction with borrowings help obtain desired currencies at attractive rates and maturities. Interest-rate exchange agreements effectively convert fixed-rate to floating-rate debt, or vice versa. Foreign currency debt has been used to lessen the impact of fluctuating foreign currencies on net income and shareholders' equity by designating these borrowings as hedges of intercompany financings or the Company's long-term investments in its foreign subsidiaries and affiliates. Total foreign-denominated debt, including the effects of currency exchange agreements, was $4.9 and $4.3 billion at year-end 1996 and 1995, respectively.


     -----------------------------------------------------------------------
     (As a percent)                 1996    1995     1994     1993     1992
     -----------------------------------------------------------------------
     Fixed-rate debt as a percent
     of total debt                    68%     67%      64%      77%      75%
     Weighted-average annual
     interest rate                   7.1     7.9      8.4      9.1      9.3
     Foreign currency-denominated
     debt as a percent of total
     debt                             90      89       92       86       72
     Total debt as a percent of
     total capitalization (total
     debt and total shareholders'
     equity)                          39      38       39       37       40
     -----------------------------------------------------------------------

       The Company manages its debt portfolio in response to changes in interest rates and foreign currencies by periodically retiring, redeeming and repurchasing debt; terminating exchange agreements; and using derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue financial instruments for trading purposes. All exchange agreements are over-the-counter instruments.

       To minimize the effect of fluctuating foreign currencies on reported results, the Company actively hedges selected currencies, primarily to minimize the cash exposure of foreign currency royalty and other payments received in the U.S. In addition, McDonald's restaurants purchase goods and services primarily in local currencies resulting in natural hedges, and the Company typically finances in local currencies, creating economic hedges. The Company's exposure is diversified among a broad basket of currencies. At year-end 1996, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) were as follows:

     ----------------------------------------------------------------------
     (In millions of U.S. Dollars)              December 31, 1996      1995
     ----------------------------------------------------------------------
     British Pounds Sterling                                 $394      $356
     Canadian Dollars                                         393       361
     Australian Dollars                                       309       240
     French Francs                                            179       198
     Hong Kong Dollars                                        112       115
     Austrian Schillings                                       88       106
     Belgian Francs                                            71        53
     ----------------------------------------------------------------------


       Moody's and Standard & Poor's have rated McDonald's debt Aa2 and AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990 and currently rates it AA+. These strong ratings are important to the Company because of our global development plans. The Company has not experienced, nor does it expect to experience, difficulty in obtaining financing or in refinancing existing debt. At year-end 1996, the Company and its subsidiaries had $1.2 billion available under line of credit agreements and $1.5 billion under shelf registrations for future debt issuance.

     TOTAL SHAREHOLDERS' EQUITY
     Total shareholders' equity rose $857 million, or 11%, in 1996, representing 50% of total assets at year-end. Weaker foreign currencies decreased shareholders' equity by $88 million in 1996.
       One way to enhance common shareholder value is by using excess cash flow and debt capacity to repurchase shares. The Company has repurchased $3.2 billion of its common stock, representing 142 million shares, over the past 10 years while maintaining a strong equity base for future expansion. At year-end 1996, the market value of shares recorded as common stock in treasury was $6.2 billion, compared with a cost of $3.0 billion.
       In January 1996, the Company announced plans to repurchase $2.0 billion of its common stock by year-end 1998. In 1996, about 13 million shares were repurchased for $605 million ($206 million of which completed our $1.0 billion three-year common share repurchase program announced in January 1994). The Company repurchased approximately $321 million of its common stock in 1995.

     RETURNS
     Operating income is used to compute return on average assets, while net income less preferred stock dividends (net of tax) is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.


     ----------------------------------------------------------------------
     (As a percent)                 1996    1995     1994     1993     1992
     ----------------------------------------------------------------------
     Return on average assets       16.7%*  17.9%    17.6%    17.0%    16.4%
     Return on average common
       equity                       19.5    19.9     19.4     19.0     18.2
     ----------------------------------------------------------------------
     *Excluded the $72 million special charge.

       Return on assets declined in 1996, as the increase in assets outpaced the growth in operating income. Return on average assets was 16.3% for 1996 when the impact of the $72 million special charge was included. Return on common equity also declined in 1996, as the increase in equity exceeded net income growth.

     EFFECTS OF CHANGING PRICES-INFLATION
     The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust prices, cost controls and substantial property holdings - many of which are at fixed costs and partly financed by debt made cheaper by inflation. In hyperinflationary markets, menu board prices are typically adjusted to keep pace, mitigating the effect on reported results.

     FORWARD-LOOKING STATEMENTS
     Certain forward-looking statements are included in this annual report. They use such words as ``may,'' ``will,'' ``expect,'' "believe,'' ``plan'' and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; adoption of new or changes in accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

     Item 8.   Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                 Reference
                                                                 ---------

     Consolidated statement of income
       for each of the three years in the
       period ended December 31, 1996                                32

     Consolidated balance sheet
       at December 31, 1996 and 1995                                 33

     Consolidated statement of cash flows
       for each of the three years in the
       period ended December 31, 1996                                34

     Consolidated statement of shareholders'
       equity for each of the three years in
       the period ended December 31, 1996                            35

     Notes to consolidated financial statements
       (Financial comments)                                       36 - 53

     Quarterly results (unaudited)                                   54

     Management's report                                             55

     Report of independent auditors                                  56

     CONSOLIDATED STATEMENT OF INCOME
     --------------------------------------------------------------------------
     (In millions of dollars, except per common share data)
                              Years ended December 31, 1996      1995      1994
     --------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated restaurants        $ 7,570.7  $6,863.5  $5,792.6
     Revenues from franchised and affiliated
       restaurants                                  3,115.8   2,931.0   2,528.2
     --------------------------------------------------------------------------
          TOTAL REVENUES                           10,686.5   9,794.5   8,320.8
     --------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants
       Food and packaging                           2,546.6   2,319.4   1,934.2
       Payroll and other employee benefits          1,909.8   1,730.9   1,459.1
       Occupancy and other operating expenses       1,706.8   1,497.4   1,251.7
     --------------------------------------------------------------------------
                                                    6,163.2   5,547.7   4,645.0
     --------------------------------------------------------------------------
     Franchised restaurants-occupancy expenses        570.1     514.9     435.5
     General, administrative and selling expenses   1,366.4   1,236.3   1,083.0
     Other operating (income) expense-net             (45.8)   (105.7)    (83.9)
     --------------------------------------------------------------------------
          TOTAL OPERATING COSTS AND EXPENSES        8,053.9   7,193.2   6,079.6
     --------------------------------------------------------------------------
     OPERATING INCOME                               2,632.6   2,601.3   2,241.2
     --------------------------------------------------------------------------
     Interest expense-net of capitalized interest
       of $22.2, $22.5 and $20.6                      342.5     340.2     305.7
     Nonoperating income (expense)-net                (39.1)    (92.0)    (48.9)
     --------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES       2,251.0   2,169.1   1,886.6
     --------------------------------------------------------------------------
     Provision for income taxes                       678.4     741.8     662.2
     --------------------------------------------------------------------------
     NET INCOME                                   $ 1,572.6  $1,427.3  $1,224.4
     ==========================================================================
     NET INCOME PER COMMON SHARE                  $    2.21  $   1.97  $   1.68
     --------------------------------------------------------------------------
     DIVIDENDS PER COMMON SHARE                   $     .29  $    .26  $    .23
     --------------------------------------------------------------------------
     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     CONSOLIDATED BALANCE SHEET
     --------------------------------------------------------------------
     (In millions)                          December 31, 1996        1995
     --------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                           $   329.9   $   334.8
     Accounts receivable                                467.1       377.3
     Notes receivable                                    28.3        36.3
     Inventories, at cost, not in excess of market       69.6        58.0
     Prepaid expenses and other current assets          207.6       149.4
     --------------------------------------------------------------------
           TOTAL CURRENT ASSETS                       1,102.5       955.8
     --------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES
     Notes receivable due after one year                 85.3        98.5
     Investments in and advances to affiliates          694.0       656.9
     Miscellaneous                                      405.1       357.3
     --------------------------------------------------------------------
           TOTAL OTHER ASSETS AND DEFERRED CHARGES    1,184.4     1,112.7
     --------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost                 19,133.9    17,137.6
     Accumulated depreciation and amortization       (4,781.8)   (4,326.3)
     --------------------------------------------------------------------
           NET PROPERTY AND EQUIPMENT                14,352.1    12,811.3
     --------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                              747.0       534.8
     --------------------------------------------------------------------
     TOTAL ASSETS                                   $17,386.0   $15,414.6
     ====================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                                  $   597.8   $   413.0
     Accounts payable                                   638.0       564.3
     Income taxes                                        22.5        55.4
     Other taxes                                        136.7       127.1
     Accrued interest                                   121.7       117.4
     Other accrued liabilities                          523.1       352.5
     Current maturities of long-term debt                95.5       165.2
     --------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                  2,135.3     1,794.9
     --------------------------------------------------------------------
     LONG-TERM DEBT                                   4,830.1     4,257.8
     OTHER LONG-TERM LIABILITIES AND
     MINORITY INTERESTS                                 726.5       664.7
     DEFERRED INCOME TAXES                              975.9       835.9
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
     authorized-165.0 million shares;
     issued-7.2 thousand                                358.0       358.0
     Common stock, 1996-$.01 par value;
     1995-no par value; authorized,
     1996-3.5 billion shares;
     1995-1.25 billion shares;
     issued-830.3 million                                 8.3        92.3
     Additional paid-in capital                         574.2       387.4
     Guarantee of ESOP Notes                           (193.2)     (214.2)
     Retained earnings                               11,173.0     9,831.3
     Foreign currency translation adjustment           (175.1)      (87.1)
     --------------------------------------------------------------------
                                                     11,745.2    10,367.7
     --------------------------------------------------------------------
     Common stock in treasury, at cost;
     135.7 and 130.6 million shares                  (3,027.0)   (2,506.4)
     --------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                 8,718.2     7,861.3
     --------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $17,386.0   $15,414.6
     ====================================================================

     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

     CONSOLIDATED STATEMENT OF CASH FLOWS
     --------------------------------------------------------------------------
     (In millions)
                              Years ended December 31, 1996      1995      1994
     --------------------------------------------------------------------------
     OPERATING ACTIVITIES
     Net income                                  $  1,572.6  $1,427.3  $1,224.4
     Adjustments to reconcile to cash
     provided by operations
         Depreciation and amortization                742.9     709.0     628.6
         Deferred income taxes                         32.9      (4.2)     (5.6)
         Changes in operating working capital items
           Accounts receivable increase               (77.5)    (49.5)    (51.6)
           Inventories, prepaid expenses and other
             current assets increase                  (18.7)    (20.4)    (15.0)
           Accounts payable increase                   44.5      52.6     105.4
           Accrued interest increase (decrease)         5.0      13.0     (25.5)
           Taxes and other liabilities increase       116.4     158.3      95.2
         Other-net                                     42.9      10.1     (29.7)
     --------------------------------------------------------------------------
           CASH PROVIDED BY OPERATIONS              2,461.0   2,296.2   1,926.2
     --------------------------------------------------------------------------
     INVESTING ACTIVITIES
     Property and equipment expenditures           (2,375.3) (2,063.7) (1,538.6)
     Purchases of restaurant businesses              (137.7)   (110.1)   (133.8)
     Sales of restaurant businesses                   198.8     151.6     151.5
     Property sales                                    35.5      66.2      66.0
     Notes receivable additions                       (36.4)    (33.4)    (15.1)
     Notes receivable reductions                       59.2      31.5      56.7
     Other                                           (314.4)   (151.1)    (92.6)
     --------------------------------------------------------------------------
           CASH USED FOR INVESTING ACTIVITIES      (2,570.3) (2,109.0) (1,505.9)
     --------------------------------------------------------------------------
     FINANCING ACTIVITIES
     Net short-term borrowings (repayments)           228.8    (272.9)    521.7
     Long-term financing issuances                  1,391.8   1,250.2     260.9
     Long-term financing repayments                  (841.3)   (532.2)   (536.9)
     Treasury stock purchases                        (599.9)   (314.5)   (495.6)
     Common and preferred stock dividends            (232.0)   (226.5)   (215.7)
     Other                                            157.0      63.6      39.4
     --------------------------------------------------------------------------
           CASH PROVIDED BY (USED FOR)
           FINANCING ACTIVITIES                       104.4     (32.3)   (426.2)
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS INCREASE (DECREASE)          (4.9)    154.9      (5.9)
     --------------------------------------------------------------------------
     Cash and equivalents at beginning of year        334.8     179.9     185.8
     --------------------------------------------------------------------------
     CASH AND EQUIVALENTS AT END OF YEAR         $    329.9  $  334.8  $  179.9
     ==========================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
         Interest paid                           $    369.0  $  331.0  $  323.9
         Income taxes paid                       $    558.1  $  667.6  $  621.8
     --------------------------------------------------------------------------

     The accompanying Financial Comments are an integral part of the consolidated financial statements.
     /TABLE

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In millions, except per share data)
                                                                                                     Foreign

                                    Preferred       Common       Additional  Guarantee               currency     Common stock
                                  stock issued    stock issued    paid-in       of       Retained   translation    in treasury
                                 --------------  --------------                                                    -----------
                                 Shares  Amount  Shares  Amount   capital   ESOP Notes   earnings   adjustment   Shares    Amount
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993      11.4   $677.3   830.3   $92.3   $256.7     $(253.6)    $7,612.6    $(192.2)    (123.0) $(1,919.0)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,224.4

Common stock cash dividends
($.23 per share)                                                                           (163.9)

Preferred stock cash dividends
(per share: $1.01 for Series B,
$1.16 for Series C and $3,860 for
Series E), (net of tax benefits
of $3.7)                                                                                    (47.2)

Preferred stock conversion         (.2)    (3.1)                      .5                                             .2        2.6

ESOP Notes payment                                                              17.5

Treasury stock acquisitions                                                                                       (17.6)    (499.8)

Translation adjustments
(including taxes of $50.8)                                                                              77.3

Common equity put options
issuance                                                                                                                     (54.6)

Stock option exercises and
other (including tax benefits
of $20.3)                                                           28.8         1.7                                3.8       27.1

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994      11.2    674.2   830.3    92.3    286.0      (234.4)     8,625.9     (114.9)    (136.6)  (2,443.7)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,427.3

Common stock cash dividends
($.26 per share)                                                                           (181.4)

Preferred stock cash dividends
(per share: $1.01 for Series B,
$1.16 for Series C and $3,860
for Series E), (net of tax
benefits of $1.6)                                                                           (40.5)

Preferred stock conversion       (11.2)  (316.2)                    25.3                                            8.8      144.6

ESOP Notes payment                                                              19.0

Treasury stock acquisitions                                                                                        (8.8)    (321.0)

Translation adjustments
(including taxes of $9.0)                                                                               27.8

Common equity put options
expiration                                                                                                                    56.2

Stock option exercises and other
(including tax benefits of $42.2)                                   76.1         1.2                                6.0       57.5

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995       0.0*   358.0   830.3    92.3    387.4      (214.2)     9,831.3      (87.1)    (130.6)  (2,506.4)

----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                1,572.6

Common stock cash dividends
($.29 per share)                                                                           (203.3)

Preferred stock cash dividends
(per share: $3,860 for Series E)                                                            (27.6)

Conversion to $.01 par value stock                        (84.0)    84.0

ESOP Notes payment                                                              20.2

Treasury stock acquisitions                                                                                       (12.9)    (604.8)

Translation adjustments
(including taxes of $50.6)                                                                             (88.0)

Stock option exercises and other
(including tax benefits of $86.4)                                  102.8         0.8                                7.8       84.2

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996       0.0*  $358.0   830.3   $ 8.3   $574.2     $(193.2)   $11,173.0    $(175.1)    (135.7) $(3,027.0)

==================================================================================================================================
* At December 31, 1996 and 1995, 7.2 thousand shares were outstanding.
The accompanying Financial Comments are an integral part of the consolidated financial statements.
/TABLE

     FINANCIAL COMMENTS

     --------------------------------------------------------------------
     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------
     CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method.

     ESTIMATES IN FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION
     The functional currency of substantially all operations outside the U.S. is the respective local currency, except for hyperinflationary countries where it is the U.S. Dollar.

     ADVERTISING COSTS
     Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and general, administrative and selling expenses were (in millions): 1996 - $503.3; 1995 - $431.0; 1994 - $385.6.

     STOCK-BASED COMPENSATION
     The Company accounts for stock options as prescribed by APB Opinion No. 25 and included pro forma information in the Stock options footnote, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123).

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, with depreciation and amortization provided on the straight-line method over the following estimated useful lives: buildings - up to 40 years; leasehold improvements - lesser of useful lives of assets or lease terms including option periods; and equipment - three to 12 years.

     INTANGIBLE ASSETS
     Intangible assets, primarily franchise rights reacquired from franchisees and affiliates, are amortized on the straight-line method over an average life of about 30 years.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
     In the first quarter 1996, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). This statement requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets was based on projected future cash flows.
     The adoption of this standard in 1996 resulted in a $16 million pre-tax charge to operating income, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     FINANCIAL INSTRUMENTS
     The Company uses derivatives to manage risk, but not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of either long-term investments in or intercompany loans to foreign subsidiaries and affiliates. Foreign currency gains and losses on hedges of long-term investments are recorded in shareholders' equity as foreign currency translation adjustments. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating income (expense)-net.
       Interest-rate exchange agreements are designated and effective to modify the Company's interest-rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Gains or losses from the early termination of interest-rate swaps are amortized as an adjustment to interest expense over the shorter of the remaining life of the swap or the underlying debt being hedged.
       The Company purchases foreign currency options (with little or no initial intrinsic value) to hedge anticipated foreign currency royalty and other payments received in the U.S. The premiums paid for these options are amortized over the option life and are recorded as nonoperating expense. Any realized gains on exercised options are deferred and recognized as nonoperating income in the period in which the related royalty or other payment is received.
       Short-term forward foreign exchange contracts are also used to mitigate exposure on foreign currency cash flows received from affiliates and subsidiaries. These contracts are marked to market with the resulting gains or losses recorded in nonoperating income (expense)-net. Gains and losses associated with these forward contracts have not been material.
       If a hedged item matures or is extinguished, or if a hedged anticipated royalty or other payment is no longer probable, the associated derivative is marked to market with the resulting gain or loss recognized immediately. The derivative is then redesignated as a hedge of some other item or terminated.

     STATEMENT OF CASH FLOWS
     The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

     ----------------------------------------------------------------------
     SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------------------------------------------
     The Company operates exclusively in the foodservice industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. Operating income includes the Company's share of operating results of affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Fees received from subsidiaries outside the U.S. were (in millions): 1996-$419.0; 1995- $358.4; 1994-$268.9.
       The corporate component of operating income represents corporate general, administrative and selling expenses. Corporate assets include corporate cash, investments, asset portions of financing instruments and certain intangibles.

     ----------------------------------------------------------------------
     (In millions)                        1996          1995         1994
     ----------------------------------------------------------------------
     U.S.                              $ 4,590.3     $ 4,473.9    $ 4,155.5
     Europe/Africa/Middle East/India     3,660.3       3,255.1      2,604.7
     Asia/Pacific                        1,272.7       1,010.8        730.7
     Latin America                         595.7         506.9        283.8
     Canada                                567.5         547.8        546.1
     ----------------------------------------------------------------------
     Total revenues                    $10,686.5     $ 9,794.5    $ 8,320.8
     ======================================================================
     U.S.                              $ 1,144.0     $ 1,252.4    $ 1,216.7
     Europe/Africa/Middle East/India       951.3         840.3        645.8
     Asia/Pacific                          357.2         309.6        233.5
     Latin America                         113.7         132.7         76.0
     Canada                                118.4         114.5        116.8
     Corporate                             (52.0)        (48.2)       (47.6)
     ----------------------------------------------------------------------
     Total operating income            $ 2,632.6     $ 2,601.3    $ 2,241.2
     ======================================================================
     U.S.                              $ 7,553.5     $ 7,040.2    $ 6,492.7
     Europe/Africa/Middle East/India     6,011.9       5,069.2      4,257.5
     Asia/Pacific                        2,108.4       1,813.6      1,547.7
     Latin America                         900.3         812.5        616.4
     Canada                                539.6         510.5        487.6
     Corporate                             272.3         168.6        190.0
     ----------------------------------------------------------------------
     Total assets                      $17,386.0     $15,414.6    $13,591.9
     ======================================================================

     ----------------------------------------------------------------------
     OTHER OPERATING (INCOME) EXPENSE--NET
     ----------------------------------------------------------------------
     (In millions)                                1996      1995      1994
     ----------------------------------------------------------------------
     Gains on sales of restaurant businesses $(85.2) $ (63.9) $(67.1) Equity in earnings of unconsolidated
     affiliates                                  (76.8)    (96.5)    (47.0)
     Net losses from property dispositions        41.1      49.2      20.0
     Special charge                               72.0
     Other-net                                     3.1       5.5      10.2
     ----------------------------------------------------------------------
     Other operating (income) expense-net       $(45.8)  $(105.7)   $(83.9)
     ======================================================================

     Net losses from property dispositions in 1996 included the $16.0 million charge for restaurant sites in Mexico, upon the adoption of SFAS 121.
       A special charge of $72.0 million was recorded in 1996 related primarily to plans to strengthen the U.S. business and reduce ongoing costs by closing approximately 115 low-volume U.S. satellite restaurants, replacing certain restaurant equipment, outsourcing excess property management and implementing other cost efficiencies.


     -------------------------------------------------------------------------
     PROFIT SHARING PROGRAM
     -------------------------------------------------------------------------
     The Company's program for U.S. employees includes profit sharing, 401(k) (McDESOP) and leveraged employee stock ownership (LESOP) features. McDESOP allows participants to make contributions which are partly matched by the Company. Profit sharing assets and contributions made by McDESOP participants can be invested in McDonald's common stock or among several other investment alternatives. Company contributions to McDESOP are invested in McDonald's common stock. Due to the conversion of all remaining preferred shares in 1995, the LESOP is now invested only in McDonald's common stock.
       Executives, staff and restaurant managers participate in profit sharing contributions and shares released under the LESOP, based on participant's compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year. The LESOP contribution is based on the loan payments necessary to amortize the debt incurred to acquire the stock. Shares held by the LESOP are allocated to participants as the loan is repaid. Dividends on shares held by the LESOP are used to service the debt, and shares are released to participants to replace the dividends on shares that have been allocated to them. LESOP costs shown in the following table were based upon the cash paid for loan payments less these dividends.

     -------------------------------------------------------------------------
     (In millions)                                1996        1995        1994
     -------------------------------------------------------------------------
     Profit sharing                              $11.6       $14.2       $15.2
     LESOP                                        34.2        29.9        25.4
     McDESOP                                      14.1        11.7         9.5
     -------------------------------------------------------------------------
     U.S. program costs                          $59.9       $55.8       $50.1
     =========================================================================

       Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 1996 - $30.6; 1995 - $26.6;
     1994 - $18.1.
       Other postretirement benefits and postemployment benefits were immaterial.


     ---------------------------------------------------------------------
     INCOME TAXES
     ---------------------------------------------------------------------
     Income before provision for income taxes, classified by source of income, was as follows:

     ---------------------------------------------------------------------
     (In millions)                                1996      1995      1994
     ---------------------------------------------------------------------
     U.S. and Corporate                       $  933.9  $1,026.2  $1,084.9
     Outside the U.S.                          1,317.1   1,142.9     801.7
     ---------------------------------------------------------------------
     Income before provision for
     income taxes                             $2,251.0  $2,169.1  $1,886.6
     =====================================================================

       The provision for income taxes, classified by the timing and location of payment, was as follows:

     ---------------------------------------------------------------------
     (In millions)                                1996      1995      1994
     ---------------------------------------------------------------------
     U.S. federal                               $260.0    $363.7    $379.3
     U.S. state                                   49.4      60.5      71.1
     Outside the U.S.                            336.1     321.8     217.4
     ---------------------------------------------------------------------
           Current tax provision                 645.5     746.0     667.8
     ---------------------------------------------------------------------
     U.S. federal                                (13.2)    (17.6)    (21.2)
     U.S. state                                    1.6      (3.9)     (3.0)
     Outside the U.S.                             44.5      17.3      18.6
     ---------------------------------------------------------------------
           Deferred tax provision                 32.9      (4.2)     (5.6)
     ---------------------------------------------------------------------
     Provision for income taxes                 $678.4    $741.8    $662.2
     =====================================================================

       Net deferred tax liabilities consisted of:

     -------------------------------------------------------------------------
     (In millions)                                December 31, 1996       1995
     -------------------------------------------------------------------------
     Property and equipment basis differences              $  986.2   $  898.6
     Other                                                    236.7      197.8
     -------------------------------------------------------------------------
           Total deferred tax liabilities                   1,222.9    1,096.4
     -------------------------------------------------------------------------
     Deferred tax assets before
     valuation allowance (1)                                 (348.5)    (360.5)
     Valuation allowance                                       43.2       52.7
     -------------------------------------------------------------------------
     Net deferred tax liabilities (2)                      $  917.6   $  788.6
     =========================================================================
     (1) Includes tax effects of loss carryforwards (in millions): 1996- $56.6; 1995-$56.1.
     (2)  Net of current tax assets (in millions):  1996-$58.3; 1995-$47.3.

       The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

     -------------------------------------------------------------------------
                                                   1996        1995       1994
     -------------------------------------------------------------------------
     Statutory U.S. federal income tax rate        35.0%       35.0%      35.0%
     State income taxes, net of related
     federal income tax benefit                     1.5         1.7        2.3
     Benefits and taxes related to
     foreign operations                            (6.8)       (2.9)      (2.7)
     Other                                           .4          .4         .5
     -------------------------------------------------------------------------
     Effective income tax rates                    30.1%       34.2%      35.1%
     =========================================================================

       Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $1.4 billion at December 31, 1996, and consisted primarily of undistributed earnings considered permanently invested in the businesses. The tax liability, if any, on these undistributed earnings depends on circumstances existing when remittance occurs. Since the Company does not anticipate distributing these earnings in the foreseeable future, it is not practicable to determine the amount of tax liability, if any, if these earnings were not considered permanently invested.

     ------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     ------------------------------------------------------------------------
     (In millions)                             December 31, 1996        1995
     ------------------------------------------------------------------------
     Land                                              $ 3,566.0    $ 3,251.5
     Buildings and improvements on owned land            7,038.3      6,419.7
     Buildings and improvements on leased land           5,735.5      4,986.3
     Equipment, signs and seating                        2,148.4      1,942.3
     Other                                                 645.7        537.8
     ------------------------------------------------------------------------
                                                        19,133.9     17,137.6
     ------------------------------------------------------------------------
     Accumulated depreciation and amortization          (4,781.8)    (4,326.3)
     ------------------------------------------------------------------------
     Net property and equipment                        $14,352.1    $12,811.3
     ========================================================================

     Depreciation and amortization was (in millions): 1996-$673.4; 1995- $619.9; 1994-$550.5. Contractual obligations for the acquisition and construction of property totaled $261.0 million at December 31, 1996.

     -------------------------------------------------------------------
     OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS
     -------------------------------------------------------------------
     (In millions)                           December 31, 1996      1995
     -------------------------------------------------------------------
     Security deposits by franchisees                   $160.8    $155.0
     Preferred stock issued by subsidiaries              453.8     400.6
     Minority interests in consolidated
     subsidiaries                                         34.9      33.2
     Other                                                77.0      75.9
     -------------------------------------------------------------------
     Other long-term liabilities and minority
     interests                                          $726.5    $664.7
     ===================================================================

     One subsidiary issued preferred stock as follows: 150 million British Pounds Sterling of Series C, D and E at an average rate of 7.04% in 1995; 25 million British Pounds Sterling of 5.42% Series B in 1994; and 50 million British Pounds Sterling of 5.91% Series A in 1993. The combined series was valued at U.S. $385.3 million at December 31, 1996. Unless redeemed at the Company's option, each series must be redeemed five years from the date of issuance. The preferred stock of another subsidiary had a dividend rate of 8.76% (adjusted annually) and was valued at U.S. $68.5 million at December 31, 1996. This stock is redeemable at the option of the holder.
       Included in other was the $100 per share redemption value of 181,868 shares of 5% Series D Preferred Stock. This stock carries one vote per share and must be redeemed on the occurrence of specified events.

     ---------------------------------------------------------------------
     LEASING ARRANGEMENTS
     ---------------------------------------------------------------------
     At December 31, 1996, the Company was lessee at 3,513 locations through ground leases (the Company leases land and owns buildings) and at 4,862 locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs which include property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.
       Future minimum payments required under operating leases with initial terms of one year or more are:

     ---------------------------------------------------------------------
     (In millions)                          Restaurant     Other     Total
     ---------------------------------------------------------------------
     1997                                     $  471.3    $ 44.5  $  515.8
     1998                                        460.3      39.4     499.7
     1999                                        439.9      32.0     471.9
     2000                                        421.4      26.6     448.0
     2001                                        404.7      22.9     427.6
     Thereafter                                3,859.1     139.1   3,998.2
     ---------------------------------------------------------------------
     Total minimum payments                   $6,056.7    $304.5  $6,361.2
     =====================================================================

       Rent expense was (in millions): 1996 - $581.6; 1995 - $497.6;
     1994 - $394.4. These amounts included percent rents in excess of minimum rents (in millions): 1996 - $91.4; 1995 - $73.5;
     1994 - $40.3.

     ----------------------------------------------------------------------
     FRANCHISE ARRANGEMENTS
     ----------------------------------------------------------------------
     Franchise arrangements include a lease and a license and generally provide for initial fees, as well as continuing rent and service fee payments to the Company, based upon a percent of sales with minimum rent payments. Franchisees are granted the right to operate a McDonald's restaurant using the McDonald's system as well as the use of a restaurant facility generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance, maintenance and a refundable, noninterest-bearing security deposit. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

     ----------------------------------------------------------------------
     (In millions)                               1996       1995       1994
     ----------------------------------------------------------------------
     Owned sites                             $  802.6   $  708.6   $  633.4
     Leased sites                               548.1      521.4      446.0
     ----------------------------------------------------------------------
         Minimum rents                        1,350.7    1,230.0    1,079.4
     ----------------------------------------------------------------------
     Percent rent and service fees            1,689.7    1,638.4    1,411.8
     Initial fees                                75.4       62.6       37.0
     ----------------------------------------------------------------------
     Revenues from franchised and
     affiliated restaurants                  $3,115.8   $2,931.0   $2,528.2
     ======================================================================

       Future minimum rent payments due to the Company under franchise arrangements are:

     ----------------------------------------------------------------------
                                                Owned     Leased
     (In millions)                              sites      sites      Total
     ----------------------------------------------------------------------
     1997                                   $   993.8   $  536.3  $ 1,530.1
     1998                                     1,005.1      541.2    1,546.3
     1999                                       988.3      533.8    1,522.1
     2000                                       969.2      520.8    1,490.0
     2001                                       963.3      514.3    1,477.6
     Thereafter                               9,242.2    4,881.9   14,124.1
     ----------------------------------------------------------------------
     Total minimum payments                 $14,161.9   $7,528.3  $21,690.2
     ======================================================================

       At December 31, 1996, net property and equipment under franchise arrangements totaled $8.1 billion (including land of $2.5 billion) after deducting accumulated depreciation and amortization of $2.5 billion.

     ------------------------------------------------------------------------
     DEBT FINANCING
     ------------------------------------------------------------------------
     LINE OF CREDIT AGREEMENTS
     The Company has a line of credit agreement for $675.0 million with various banks which expires on April 19, 2001. Accordingly, $675.0 million of notes maturing within one year have been reclassified as long-term debt. Fees are .06% per annum on the total commitment. The Company has an additional $25.0 million line of credit agreement with various banks with a renewable term of 364 days and fees of .07% per annum on the total commitment. Both agreements remained unused at December 31, 1996. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $454.2 million at December 31, 1996; these were principally short-term and denominated in various currencies at local market rates of interest. The weighted-average interest rate of short-term borrowings, composed of commercial paper and foreign currency bank line borrowings, was 6.4% at December 31, 1996, and 1995.

     EXCHANGE AGREEMENTS
     The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements, and other interest-rate exchange agreements, expire through 2008. Such currency exchange agreements had a notional amount equivalent to U.S. $2.6 billion at December 31, 1996, and related primarily to the exchange of French Francs, Deutsche Marks and Swiss Francs. The notional principal is the amount used to calculate interest payments which are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or U.S. Dollar principal exchanged at maturity. The interest-rate exchange agreements (primarily U.S. Dollars, British Pounds Sterling and Deutsche Marks) had a notional amount equivalent to U.S.
     $1.9 billion at December 31, 1996. The net value of each exchange agreement based on its current spot rate was classified as an asset or liability, and any related interest income was netted against interest expense.
       The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have significant exposure to any individual counterparty and has entered into master agreements that contain netting arrangements.
       At December 31, 1996, the Company had purchased foreign currency options outstanding (primarily British Pounds Sterling, Deutsche Marks and Swiss Francs) with a notional amount equivalent to U.S. $180.9 million. The unamortized premium related to these currency options was $2.8 million and there were no related deferred gains recorded as of year end. Short-term forward foreign exchange contracts outstanding at December 31, 1996 (primarily Deutsche Marks, Japanese
     Yen and Swiss Francs) had a U.S. Dollar equivalent of $33.7 million.

     GUARANTEES
     The Company has guaranteed and included in total debt at December 31, 1996, $133.0 million of 7.4% ESOP Notes Series A and $70.6 million of 7.1% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan with payments through 2004 and 2006, respectively. The Company has agreed to repurchase the notes upon the occurrence of certain events. The Company also has guaranteed certain affiliate loans totaling $138.6 million at December 31, 1996.

     FAIR VALUES
     ----------------------------------------------------------------------
                                                         December 31, 1996
     (In millions)                             Carrying amount  Fair value
     ----------------------------------------------------------------------
     Liabilities
        Debt                                          $4,804.1    $4,930.7
        Notes payable                                    597.8       597.8
        Foreign currency exchange agreements (1)         121.5       198.9
        Interest-rate exchange agreements (2)                          9.0
     ----------------------------------------------------------------------
           Total liabilities                           5,523.4     5,736.4
     ----------------------------------------------------------------------
     Assets
        Foreign currency exchange agreements (1)          45.1         4.1
     ----------------------------------------------------------------------
     Net debt                                         $5,478.3    $5,732.3
     ======================================================================
     Purchased foreign currency options               $    2.8    $    7.1
     ----------------------------------------------------------------------
     (1)  Combined notional amount equivalent to U.S. $2.6 billion.
     (2)  Notional amount equivalent to U.S. $1.9 billion.

     The carrying amounts for cash and equivalents and notes receivable approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.
       Short-term forward foreign exchange contracts were recorded at their fair value of $33.7 million at December 31, 1996. The fair value of the debt and notes payable obligations (excluding capital leases), the currency and interest-rate exchange agreements and the foreign currency options was estimated using quoted market prices, various pricing models or discounted cash flow analyses. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of total assets was higher than their carrying value at December 31, 1996.

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

DEBT OBLIGATIONS

                               Interest rates (1) Amounts outstanding
                          Maturity    December 31     December 31             Aggregate maturities by currency for 1996 balances
                            dates     1996   1995   1996       1995        1997      1998     1999       2000     2001   Thereafter
(In millions of U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
Fixed-original issue(2)                7.2%  7.5%  $2,610.8  $2,172.6
Fixed-converted via
exchange agreements(3)                 6.0   5.9   (2,249.6) (1,844.2)
Floating                               5.6   5.5      206.4     216.5
---------------------------------------------------------------------------------------------------------------------------------
     Total U.S. Dollars    1997-2036                  567.6     544.9      $14.8   $(319.7) $(321.9)    $288.8 $(301.6)  $1,207.2

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  5.7   6.0      737.6     552.7
Floating                               3.8   4.4      390.2     376.6
---------------------------------------------------------------------------------------------------------------------------------
Total Deutsche Marks       1997-2007                1,127.8     929.3      295.8     268.6    211.1      139.2   147.9       65.2

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  7.2   7.8      940.5     727.3
Floating                               3.9   5.8      136.4     177.4
---------------------------------------------------------------------------------------------------------------------------------
Total French Francs        1997-2006                1,076.9     904.7      102.2     156.8    177.9       39.2    98.3      502.5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.9   9.3      304.4     382.3
Floating                               6.2   6.2      256.4     121.1
---------------------------------------------------------------------------------------------------------------------------------
Total British Pounds
Sterling                   1997-2003                  560.8     503.4      170.8      23.2                94.2    77.1      195.5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  4.5   4.4      387.2     409.5
Floating                               0.8   0.6       51.8     130.5
---------------------------------------------------------------------------------------------------------------------------------
Total Japanese Yen         1997-2023                  439.0     540.0       86.3               51.8       43.2    43.2      214.5

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.4  11.0      141.7     113.8
Floating                               6.7   7.6       94.0     100.5
---------------------------------------------------------------------------------------------------------------------------------
Total Australian Dollars   1997-2000                  235.7     214.3      159.1      70.8      1.7        4.1

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  5.3   6.2      185.1     136.9
Floating                               3.2   4.2       36.4      32.2
---------------------------------------------------------------------------------------------------------------------------------
Total Netherland Guilders  1997-2001                  221.5     169.1       13.4     100.5     25.7       28.7    53.2
---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.7             99.8
Floating                               8.4  12.4       47.8       3.8
---------------------------------------------------------------------------------------------------------------------------------
Total Italian Lira         1997-2003                  147.6       3.8       47.7                                  50.1       49.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.3   8.5       61.8      43.9
Floating                               6.1   7.9       85.7      65.3
---------------------------------------------------------------------------------------------------------------------------------
Total New Taiwan Dollars   1997-2003                  147.5     109.2       85.7                3.6       14.5     7.3       36.4

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.4   9.0       56.5     130.3
Floating                               3.1   6.0       73.0      22.0
---------------------------------------------------------------------------------------------------------------------------------
Total Canadian Dollars     1997-2021                  129.5     152.3       55.0       0.2     73.2        0.2     0.1        0.8

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  4.6   4.7       68.7      81.1
Floating                               1.7   2.3       60.1      30.4
---------------------------------------------------------------------------------------------------------------------------------
Total Swiss Francs         1997-2000                  128.8     111.5        7.8      29.9     26.1       65.0

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  9.0   9.5      101.4      63.5
Floating                               7.2  11.3       22.2      39.1
---------------------------------------------------------------------------------------------------------------------------------
Total Spanish Pesetas      1998-2003                  123.6     102.6                 81.9                                   41.7

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.3   8.7       45.2      77.6
Floating                               6.1   6.6       55.9      40.1
---------------------------------------------------------------------------------------------------------------------------------
Total Hong Kong Dollars    1997-2008                  101.1     117.7       52.4      17.6     11.2       11.1     2.4        6.4

---------------------------------------------------------------------------------------------------------------------------------
Fixed                                  8.0   8.4      218.2     161.7
Floating                              10.4  10.9      252.7     230.9
---------------------------------------------------------------------------------------------------------------------------------
Total other currencies (4) 1997-2016                  470.9     392.6      276.0      33.6     78.8       12.5    56.9       13.1

---------------------------------------------------------------------------------------------------------------------------------
Debt obligations
including the net effects
of currency and interest-
rate exchange agreements                            5,478.3   4,795.4    1,367.0     463.4    339.2      740.7   234.9    2,333.1

---------------------------------------------------------------------------------------------------------------------------------
Obligations supported by
long-term line of credit
agreement                                                                 (675.0)                                675.0

---------------------------------------------------------------------------------------------------------------------------------
Net asset positions of
currency exchange
agreements (included in
miscellaneous other
assets)                                                45.1      40.6        1.3       5.9     21.8        6.4     7.3        2.4

---------------------------------------------------------------------------------------------------------------------------------
Total debt obligations                             $5,523.4  $4,836.0     $693.3    $469.3   $361.0     $747.1  $917.2   $2,335.5

=================================================================================================================================

(1)  Weighted-average effective rate, computed on a semi-annual basis.
(2)  Includes $333.5 million of debentures with maturities in 2025 and 2036 which are subordinated to senior debt and which provide for the ability to defer interest payments up to five years under certain conditions.
(3)  A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements.  The rates shown reflect the fixed rate on the receivable portion of the exchange agreements.  All other obligations in this table reflect the gross effects of these and other exchange agreements.
(4)  Consists of debt obligations denominated in 18 other foreign currencies.
/TABLE

     PAGE 49
     -------------------------------------------------------------------------
     STOCK OPTIONS
     -------------------------------------------------------------------------
     At December 31, 1996, the Company had three stock-based compensation plans, two for employees and one for non-employee directors, accounted for under APB Opinion No. 25. Options to purchase common stock are granted at prices not less than the fair market value of the stock on date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.
       Substantially all of the options become exercisable in four equal installments, every two years, beginning a year from the date of the grant, and expiring 10 years from the grant date. At December 31, 1996, the number of shares of common stock reserved for issuance under the two employee plans was 97.3 million, including 24.6 million available for future grants.
       A summary of the status of the Company's plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

     -------------------------------------------------------------------------
                          1996                1995                1994
     -------------------------------------------------------------------------
                             Weighted-           Weighted-           Weighted-
                              average             average             average
                    Shares   exercise   Shares   exercise   Shares   exercise
     Options     (in millions) price (in millions) price (in millions) price
     -------------------------------------------------------------------------
     Outstanding at
     beginning of
     year            68.1     $23.86     62.3     $21.02     55.1     $18.16
     Granted         15.0      49.14     13.7      33.24     13.6      29.90
     Exercised       (7.8)     17.75     (6.0)     15.76     (4.1)     12.14
     Forfeited       (2.6)     32.31     (1.9)     24.55     (2.3)     18.72
     -------------------------------------------------------------------------
     Outstanding at
     end of year     72.7     $29.46     68.1     $23.86     62.3     $21.02
     =========================================================================
     Options exercisable
     at end of year  26.7                24.4                21.4
     -------------------------------------------------------------------------

       Options granted each year were about 2% of average common shares outstanding for 1996, 1995 and 1994, respectively, representing grants to approximately 10,300, 8,500 and 7,700 employees in those three years. When stock options are exercised, shares are issued from treasury stock.
       Pro forma net income and net income per common share in the table below was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

     -------------------------------------------------------------------------
                                                        1996      1995
     -------------------------------------------------------------------------
     Net income - pro forma (in millions)           $1,538.3  $1,414.0
     Net income per common share - pro forma            2.16      1.95
     Weighted-average fair value of options granted    16.88     13.07
     -------------------------------------------------------------------------

     PAGE 50
       For the pro forma disclosures, the options' estimated fair value was amortized over their expected seven-year life. These pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to grants before 1995. Therefore, the pro forma disclosures do not include a full seven years of grants. The fair value for these options was estimated at the date of grant using an option pricing model which was designed to estimate the fair value of options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options.

     -------------------------------------------------------------------------
                                              1996      1995
     -------------------------------------------------------------------------
     Expected dividend yield                  .65%      .65%
     Expected stock price volatility         19.4%     20.9%
     Risk-free interest rate                 6.14%     7.39%
     Expected life of options (in years)        7         7
     -------------------------------------------------------------------------

       The following table shows the potential dilution of common shares outstanding from stock option exercises, assuming all options outstanding and in-the-money at year end are exercised. The calculation assumes that shares issued upon exercise are partly offset by shares purchased with proceeds from the exercise, based on the December 31 price of the Company's common stock each year.

     -------------------------------------------------------------------------
                                                  1996        1995        1994
     -------------------------------------------------------------------------
     Common shares outstanding
     at year end (in millions)                   694.6       699.8       693.7
     Potential dilution of common shares
     outstanding from option exercises
     (in millions)                                18.4        20.4        11.4
     Potential dilution as a percent of shares
     outstanding at year end                      2.6%        2.9%        1.6%
     Average option exercise price              $17.75      $15.76      $12.14
     Average cost of treasury stock issued
     for option exercises                       $ 7.65      $ 7.16      $ 7.05
     -------------------------------------------------------------------------

       As shown above, the average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises. This is because the Company prefunds the program through share repurchase. Thus, stock option exercises have generated additional capital, since cash received from employees has exceeded the Company's average acquisition cost of treasury stock. In addition, stock option exercises have generated $148.9 million of tax benefits for the Company during the three years ended December 31, 1996.

     PAGE 51
     ----------------------------------------------------------------------
                                                          December 31, 1996
     ----------------------------------------------------------------------
                                Options outstanding     Options exercisable
     ----------------------------------------------------------------------
                                Weighted-
                                 average
                               remaining   Weighted-               Weighted-
     Range of        Number  contractual    average        Number   average
     exercise    of options         life   exercise    of options  exercise
     prices   (in millions)   (in years)      price (in millions)     price
     ----------------------------------------------------------------------
     $11 to 15         10.3          2.8     $13.91           8.7    $13.70
      16 to 22         14.6          5.2      19.51           8.1     18.76
      24 to 36         33.2          7.4      30.03           9.8     29.21
      37 to 52         14.6          9.5      49.11           0.1     39.21
     ----------------------------------------------------------------------
     $11 to 52         72.7          6.7     $29.46          26.7    $21.04
     ======================================================================

     PAGE 52
     ----------------------------------------------------------------------
     CAPITAL STOCK
     ----------------------------------------------------------------------
     PER COMMON SHARE INFORMATION
     Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of tax benefits). In 1995, income was also reduced by $3.9 million for the one-time effect of the Company's exchange of its Series E 7.72% Cumulative Preferred Stock for subordinated debt securities, and by an additional $.4 million for the effect of the Company's repurchase of additional Series E preferred stock. Adjusted net income was divided by the weighted-average shares of common stock outstanding during each year (in millions): 1996 - 698.2; 1995 - 701.5; 1994 - 701.8. Including
     the effect of potentially dilutive securities, fully diluted earnings per common share amounts and increases were: 1996 - $2.16, 13%; 1995 - $1.92, 18%; 1994 - $1.63, 16%.

     PREFERRED STOCK
     In December 1992, the Company issued $500.0 million of Series E 7.72% Cumulative Preferred Stock with a liquidation preference of $50,000 per share. One preferred share is equal to 2,000 depository shares. Each preferred share is entitled to one vote under certain circumstances, and is redeemable at the option of the Company beginning on December 3, 1997, at its liquidation value plus accrued dividends. In 1995, the Company completed an exchange of depositary shares equalling 2,600 shares of this preferred stock for subordinated debt securities and repurchased depositary shares equalling approximately 250 shares.
       In September 1989 and April 1991, respectively, the Company sold $200.0 million of Series B and $100.0 million of Series C ESOP Convertible Preferred Stock to the LESOP. The LESOP financed the purchase by issuing notes guaranteed by the Company and included in long-term debt, with an offsetting reduction in shareholders' equity. Each preferred share had a liquidation preference of $14.375 and $16.5625, respectively, and was convertible to a minimum of .7692 and .8 common share (conversion rate), respectively. Upon termination of employment, employees were guaranteed a minimum value payable in common shares equal to the greater of the conversion rate; the fair market value of their preferred shares; or the liquidation preference plus accrued dividends, not to exceed one common share. Each preferred share was entitled to one vote and was redeemable at the option of the Company. In 1992, 8.2 million Series B shares were converted into 6.4 million common shares. During 1995, the remaining 5.2 million Series B shares and 5.8 million Series C shares were converted into 8.7 million common shares.

     PAGE 53
     CHANGE IN PAR VALUE
     In May 1996, Company shareholders approved an increase in the number of authorized shares of Common Stock from 1.25 billion with no par value to 3.5 billion with $.01 par value. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock.

     SHAREHOLDER RIGHTS PLAN
     In December 1988, the Company declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one four-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $62.50 (which may be adjusted under certain circumstances). The Right is transferable apart from the common stock 10 days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares, or 10 business days following the commencement or announcement of an intention to make a tender or exchange offer resulting in beneficial ownership by a person or group exceeding the threshold. The threshold may be reduced by the Board of Directors to as low as 10%.
       Once the threshold has been exceeded, or if the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder, other than such person or group, to purchase at the then current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price.
       Each Right is nonvoting and expires on December 28, 1998, unless redeemed by the Company, at a price of $.0025, at any time prior to the public announcement that a person or group has exceeded the threshold. At December 31, 1996, 2.1 million shares of the Series A Junior Participating Preferred Stock were reserved for issuance under this plan.

QUARTERLY RESULTS (UNAUDITED)
(In millions, except per common share data)
---------------------------------------------------------------------------------------------------------------------------------
                            Quarters ended December 31           September 30                June 30                March 31
                                      1996        1995        1996         1995         1996        1995        1996         1995
---------------------------------------------------------------------------------------------------------------------------------

SYSTEMWIDE SALES                  $8,284.5    $7,734.4     $8,286.1    $7,866.6     $7,932.0    $7,641.3     $7,309.5    $6,671.6

REVENUES
Sales by Company-operated
  restaurants                     $2,005.5    $1,812.2     $1,965.6    $1,811.9     $1,885.8    $1,727.8     $1,713.8    $1,511.6

Revenues from franchised
  and affiliated restaurants         816.1       773.3        808.2       768.2        779.3       739.8        712.2       649.7


---------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES               2,821.6     2,585.5      2,773.8     2,580.1      2,665.1     2,467.6      2,426.0     2,161.3

---------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants       1,638.7     1,476.8      1,582.1     1,448.0      1,523.1     1,389.7      1,419.3     1,233.2

Franchised restaurants               150.0       137.2        142.2       131.7        140.7       127.8        137.2       118.2

General, administrative
  and selling expenses               381.0       341.4        347.9       314.1        326.3       305.4        311.2       275.4

Other operating (income)
  expense-net                         37.9*      (16.0)       (42.4)      (35.8)       (37.1)      (41.7)        (4.2)      (12.2)

---------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS
      AND EXPENSES                 2,207.6     1,939.4      2,029.8     1,858.0      1,953.0     1,781.2      1,863.5     1,614.6

---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                     614.0       646.1        744.0       722.1        712.1       686.4        562.5       546.7

---------------------------------------------------------------------------------------------------------------------------------
Interest expense                      90.2        87.7         84.7        86.1         82.8        85.4         84.8        81.0

Nonoperating income
  (expense)-net                       (0.3)      (18.8)        (9.4)      (26.5)        (3.8)      (16.1)       (25.6)      (30.6)

---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                       523.5       539.6        649.9       609.5        625.5       584.9        452.1       435.1

---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes           113.5**     172.8        209.3       209.4        205.1       205.2        150.5       154.4

---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                        $  410.0    $  366.8     $  440.6    $  400.1     $  420.4    $  379.7     $  301.6     $ 280.7

=================================================================================================================================
NET INCOME PER COMMON SHARE       $    .58    $    .51     $    .62    $    .56     $    .59    $    .52     $    .42     $   .39

---------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE        $.07 1/2    $.06 3/4     $.07 1/2    $.06 3/4     $.07 1/2    $.06 3/4     $.06 3/4     $   .06

---------------------------------------------------------------------------------------------------------------------------------
*  Included the $72 million special charge
** Included a $50 million tax benefit as a result of certain international transactions.
/TABLE

     MANAGEMENT'S REPORT

     Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Financial Comments appearing in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and include certain amounts based on management's judgment and best estimates. Other financial information presented in the annual report is consistent with the financial statements.
       The Company maintains a system of internal control over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures which are communicated throughout the Company; careful selection, training, and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that business practices throughout the world are to be conducted in a manner which is above reproach.
       There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that at December 31, 1996, it maintained an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.
       The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented below.
       The Board of Directors, operating through its Audit Committee composed entirely of independent Directors, provides oversight to the financial reporting process. Ernst & Young LLP has independent access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

     McDONALD'S CORPORATION
     Oak Brook, Illinois
     January 23, 1997

     REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     McDonald's Corporation
     Oak Brook, Illinois

     We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     ERNST & YOUNG LLP
     Chicago, Illinois
     January 23, 1997

               Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

           Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1996.

           Information regarding all of the Company's executive officers is included in Part I.

     Item 11.  Executive Compensation

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1996.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

          Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1996.

     Item 13.  Certain Relationships and Related Transactions

           Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1996.

                                    PART IV

     Item 14.  Financial Statement Schedules, Exhibits, and Reports on
               Form 8-K

          (a)  1.   Financial statements:
                    Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form
                    10-K.

               2.   Financial statement schedules:
                    No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (b)       Exhibits:
                    The exhibits listed in the accompanying index are filed as part of this report.

                             McDonald's Corporation
                                 Exhibit Index
                                   (Item 14)

     Exhibit Number               Description
     --------------               -----------

          (3) Corrected Restated Certificate of Incorporation effective as of December 13, 1996 and By-Laws effective of January 21, 1997, incorporated by reference from Form 8-K dated
               January 9, 1997.

          (4) Instruments defining the rights of security holders, including indentures (A):

               (a) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement, SEC file no. 33-12364.

                    (i) Medium-Term Notes, Series B, due from nine months to 30 years from Date of Issue. Supplemental Indenture No. 12 incorporated herein by reference from Exhibit (4) of Form 8-K dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September 14, 1989.

                    (ii) Medium-Term Notes, Series C, due from nine months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement, SEC file no. 33-34762 dated May 14, 1990.

                    (iii) Medium-Term Notes, Series C, due from nine
                          months (U.S. Issue)/184 days (Euro Issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

                    (iv) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by reference from Exhibit (4) of Form 8-K dated April 22, 1991.

                    (v) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental
                          Indenture No. 18 incorporated herein by
                          reference from Exhibit 4(b) of  Form S-3
                          Registration Statement, SEC file no. 33-42642 dated September 10, 1991.

     Exhibit Number               Description
     --------------               -----------

                    (vi)  7-3/8% Notes due July 15, 2002. Form of
                          Supplemental Indenture No. 19 incorporated herein by reference from Exhibit (4) of Form 8-K dated July 10, 1992.

                    (vii) 6-3/4% Notes due February 15, 2003. Form of
                          Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.

                    (viii)7-3/8% Debentures due July 15, 2033. Form of
                          Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a)of Form 8-K dated July 15, 1993.

                    (ix) Medium-Term Notes, Series E, due from nine months to 60 years from date of issue. Form of Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended June 30, 1995.

                    (x) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from Exhibit 4(a) of Form 8-K dated September 5, 1995.

                    (xi) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated November 13, 1995.

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

               (g)  Senior Debt Securities Indenture dated as of
                    October 19, 1996, incorporated herein by reference from
                    Exhibit 4(a) of Form S-3 Registration Statement, SEC File No. 333-14141.

               (h) Subordinated Debt Securities Indenture dated as of October 18, 1996, incorporated herein by reference from Form 8-K dated October 18, 1996.

                    (i) 7 1/2% Subordinated Deferrable Interest Debentures due 2036. Supplemental Indenture No. 1 dated as of November 5, 1996, incorporated herein by reference from Exhibit 4(b) of Form 8-K dated as of October 18, 1996.

                    (ii) 7 1/2% Subordinated Deferrable Interest Debentures
                         due 2037. Supplemental Indenture No. 2 dated as of November 5, 1996, incorporated herein by reference from Form 8-K dated January 9, 1997.

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

     Exhibit Number               Description
     --------------               -----------

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (d) 1975 Stock Ownership Option Plan as amended and restated, incorporated herein by reference from Exhibit (10)(d) of Form 10-Q for the quarter ended March 31, 1996*.

               (e) 1992 Stock Ownership Incentive Plan, incorporated herein by reference from Exhibit B on pages 29-41 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995*.

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, attached hereto as an Exhibit.*

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

      (27) Financial Data Schedule

     --------------------
      * Denotes compensatory plan.

      Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Securities and Exchange Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Securities and Exchange Commission upon request has been filed with the Commission.

      (c) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 28, 1997.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
                  12/11/96           Item 7              No
                  01/09/97           Item 5              No

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  McDONALD'S CORPORATION
                                                       (Registrant)
                                            By /s/  Michael L. Conley
                                                  ----------------------
                                                    Michael L. Conley
                                              Executive Vice President and
                                                Chief Financial Officer
                                           Date      March 28, 1997
                                                  ----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 28th day of March, 1997:

                  Signature                 Title
                  ---------                 -----



          -------------------------   Director
               Hall Adams, Jr.


     /s/    Robert M. Beavers, Jr.
          -------------------------   Senior Vice President
            Robert M. Beavers, Jr.    and Director


     /s/      James R. Cantalupo
          -------------------------   President and Chief Executive
              James R. Cantalupo      Officer-International and
                                      Director

     /s/        Gordon C. Gray
          -------------------------   Director
                Gordon C. Gray


     /s/      Jack M. Greenberg
          -------------------------   Vice Chairman, Chairman-U.S.A.
              Jack M. Greenberg       and Director

                  Signature                 Title
                  ---------                 -----


     /s/       Donald R. Keough
          -------------------------   Director
               Donald R. Keough



          -------------------------   Director
               Donald G. Lubin



          -------------------------   Director
              Andrew J. McKenna


     /s/      Michael R. Quinlan
          -------------------------   Chairman, Chief Executive
              Michael R. Quinlan      Officer and Director


     /s/       Edward H. Rensi
          -------------------------   President and Chief Executive
               Edward H. Rensi        Officer-U.S.A. and Director


     /s/       Terry L. Savage
          -------------------------   Director
               Terry L. Savage


     /s/       Paul D. Schrage
          -------------------------   Senior Executive Vice
               Paul D. Schrage        President, Chief Marketing
                                      Officer and Director

     /s/       Ballard F. Smith
          -------------------------   Director
               Ballard F. Smith



          -------------------------   Director
                Roger W. Stone



          -------------------------   Director
              Robert N. Thurston


     /s/        Fred L. Turner
          -------------------------   Senior Chairman and Director
                Fred L. Turner

                  Signature                 Title
                  ---------                 -----


     /s/     B. Blair Vedder, Jr.
          -------------------------   Director
             B. Blair Vedder, Jr.



     /s/      Michael L. Conley
          -------------------------   Executive Vice President,
              Michael L. Conley       Chief Financial Officer and
                                      Director


          -------------------------   Director
            Enrique Hernandez, Jr.


     /s/     Christopher Pieszko
          -------------------------   Vice President and Controller
             Christopher Pieszko