Form 10-Q
period 1997-03-31
MCDONALDS CORP
filed 1997-05-13
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

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

                                     689,826,491
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of March 31, 1997)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     March 31, 1997 (unaudited) and
                     December 31, 1996                               3

                     Condensed consolidated statement of
                     income (unaudited), first quarters ended
                     March 31, 1997 and 1996                         4

                     Condensed consolidated statement of
                     cash flows (unaudited), first quarters
                     ended March 31, 1997 and 1996                   5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K         16

                      (a) Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report              16

                      (b) Reports on Form 8-K                       20

       Signature                                                    21

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     In millions                             March 31, 1997    December 31, 1996
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   299.8           $   329.9
     Accounts receivable                           429.0               467.1
     Notes receivable                               21.1                28.3
     Inventories, at cost, not in excess
       of market                                    60.4                69.6
     Prepaid expenses and other current
       assets                                      199.8               207.6
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                   1,010.1             1,102.5
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,222.6             1,184.4
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            19,082.4            19,133.9
     Accumulated depreciation and
       amortization                             (4,831.1)           (4,781.8)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            14,251.3            14,352.1
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         773.7               747.0
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $17,257.7           $17,386.0
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $   645.4           $   597.8
     Accounts payable                              478.5               638.0
     Income taxes                                   69.3                22.5
     Other taxes                                   141.9               136.7
     Accrued interest                              124.8               121.7
     Other accrued liabilities                     498.8               523.1
     Current maturities of long-term debt           81.1                95.1
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              2,039.8             2,135.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              4,804.1             4,830.1
     COMMON EQUITY PUT OPTIONS                      43.7
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          721.8               726.5
     DEFERRED INCOME TAXES                       1,030.9               975.9
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand shares                358.0               358.0
     Common stock, $.01 par; authorized -
       3.5 billion shares; issued - 830.3
       million shares                                8.3                 8.3
     Additional paid-in capital                    601.4               574.2
     Guarantee of ESOP notes                      (193.2)             (193.2)
     Retained earnings                          11,458.9            11,173.0
     Foreign currency translation
       adjustment                                 (266.6)             (175.1)
     ---------------------------------------------------------------------------
                                                11,966.8            11,745.2
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       140.5 and 135.7 million shares           (3,349.4)           (3,027.0)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             8,617.4             8,718.2
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $17,257.7           $17,386.0
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

 In millions, except                                          Quarters Ended
 per common share data                                           March 31
                                                             1997        1996
 -------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                                             $1,853.2    $1,713.8
 Revenues from franchised and
   affiliated restaurants                                     764.4       712.2
 -------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,617.6     2,426.0
 -------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants                               1,527.1     1,419.3
 Franchised restaurants-
   occupancy expenses                                         148.3       137.2
 General, administrative and
   selling expenses                                           334.0       311.2
 Other operating (income)
   expense-net                                                 (6.0)       (4.2)
 -------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                                           2,003.4     1,863.5
 -------------------------------------------------------------------------------
 OPERATING INCOME                                             614.2       562.5
 -------------------------------------------------------------------------------
 Interest expense                                              90.0        84.8
 Nonoperating (income)
   expense-net                                                  8.5        25.6
 -------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                                               515.7       452.1
 -------------------------------------------------------------------------------
 Provision for income taxes                                   171.2       150.5
 -------------------------------------------------------------------------------
 NET INCOME                                                $  344.5    $  301.6
 ===============================================================================
 NET INCOME PER COMMON
   SHARE                                                   $   0.49    $   0.42
 -------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE                                $   .075    $  .0675
 -------------------------------------------------------------------------------
 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                691.6       700.5
 -------------------------------------------------------------------------------
 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                               Quarters Ended
                                                                  March 31
 In millions                                                   1997      1996
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                   $ 344.5   $ 301.6
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization                                191.9     186.6
   Changes in operating working
      capital items                                              14.4     (26.0)
   Other                                                        (18.9)     12.1
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                                531.9     474.3
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures                           (454.4)   (467.1)
 Purchases and sales of restaurant
   businesses and sales of other
   property                                                      23.0       4.6
 Other                                                          (57.9)    (31.7)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                        (489.3)   (494.2)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
   financing issuances and repayments                           235.1     171.9
 Treasury stock purchases                                      (296.4)   (140.0)
 Common and preferred stock dividends                           (58.7)    (53.5)
 Other                                                           47.3      36.2
 -------------------------------------------------------------------------------
    CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                        (72.7)     14.6
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS DECREASE                                  (30.1)     (5.3)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                                         329.9     334.8
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD                        $ 299.8   $ 329.5
 ===============================================================================
 See accompanying Financial comments.
 /TABLE

     FINANCIAL COMMENTS (UNAUDITED)

     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1996 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 1997 do not necessarily indicate the results that may be expected for the full year.
       The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends of $6.9 million for the first quarters of 1997 and 1996. Adjusted net income was divided by the weighted average shares of common stock outstanding: 691.6 and 700.5 million for the first quarters ended March 31, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Pro forma diluted net income per common share amounts, calculated in accordance with SFAS 128, were $0.48 and $0.41 for the first quarters ended March 31, 1997 and 1996, respectively.

     ASSET IMPAIRMENT
     In first quarter 1996, the Company recorded a $16 million pre-tax charge to other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     COMMON EQUITY PUT OPTIONS
     During February and March 1997, the Company sold 1.0 million common equity put options which will expire in May 1997. At March 31, 1997, the $43.7 million exercise price of these options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1996


     Dollars in millions, except                               First Quarter
     per common share data                                    Ended March 31
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                                         $523.6      7%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                                            $139.4      8%
     Revenues from franchised and
       affiliated restaurants                                   52.2      7
     -------------------------------------------------------------------------
       TOTAL REVENUES                                          191.6      8
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants                              107.8      8
     Franchised restaurants-
       occupancy costs                                          11.1      8
     General, administrative
       and selling expenses                                     22.8      7
     Other operating (income)
       expense-net                                              (1.8)  (N/M)
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                                            139.9      8
     -------------------------------------------------------------------------
     OPERATING INCOME                                           51.7      9
     -------------------------------------------------------------------------
     Interest expense                                            5.2      6
     Nonoperating (income)
       expense-net                                             (17.1)  (N/M)
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                                             63.6     14
     -------------------------------------------------------------------------
     Provision for income taxes                                 20.7     14
     -------------------------------------------------------------------------
     NET INCOME                                               $ 42.9     14%
     =========================================================================
     NET INCOME PER COMMON
       SHARE                                                  $  .07     17%
     -------------------------------------------------------------------------
     (N/M) Not meaningful
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income per common share and net income increased 17 and 14 percent, respectively. During the first quarter, the Company repurchased 6.7 million shares of common stock for approximately $300 million. Fewer shares outstanding resulted in the higher increase in net income per common share compared with the increase in net income. Excluding the $16 million charge for the adoption of SFAS 121 in first quarter 1996 and the negative effect of weaker foreign currencies, net income per common share and net income increased 13 and 12 percent, respectively.
       The first quarter 1997 had one less trading day compared with the prior year, as 1996 was a leap year. This negatively affected 1997 global results by approximately one cent per common share.
       Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. On a global basis, the increases in sales and revenues were due to expansion, offset in part by weaker foreign currencies. The unusually low number of net U.S. restaurant additions in the first quarter was primarily due to satellite closings previously announced. Restaurant additions are in line with our plans to add between 2,400 and 2,800 restaurants worldwide in 1997.

     ----------------------------------------------------------------------
     RESTAURANT ADDITIONS                                    Quarters Ended
                                                                March 31
                                                              1997     1996
     ----------------------------------------------------------------------
     U.S.                                                       10      129
     Outside the U.S.                                          244      187
     ----------------------------------------------------------------------
          Total restaurant additions                           254      316
     ----------------------------------------------------------------------
     RESTAURANTS UNDER CONSTRUCTION                            At March 31
                                                              1997     1996
     ----------------------------------------------------------------------
     U.S.                                                      106      115
     Outside the U.S.                                          406      272
     ----------------------------------------------------------------------
          Total restaurants under construction                 512      387
     ----------------------------------------------------------------------

     -----------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS       Quarters Ended March 31
                                          1997      1996    Change
     -----------------------------------------------------------------------
     In millions of dollars
     Company-operated                   $326.1    $294.5       11%
     Franchised                          616.1     575.0        7%
     As a percent of sales/revenues
     Company-operated                     17.6      17.2       .4
     Franchised                           80.6      80.7      (.1)
     -----------------------------------------------------------------------

       Company-operated margins as a percent of sales increased, as food & paper and payroll costs declined, while occupancy & other operating costs increased as a percent of sales.
       Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues were relatively flat, franchised margin dollars increased seven percent.
       The increase in general, administrative & selling expenses was primarily due to strategic global spending to support the Convenience, Value and Execution Strategies including costs associated with expansion and continued investment in developing countries.
       Other operating (income) expense--net is composed of transactions related to franchising and the foodservice business. Equity in earnings decreased principally due to weaker results from international affiliates and a weaker Japanese Yen. The other category reflects the $16 million charge for the adoption of SFAS 121 in first quarter 1996. Excluding the effect of this charge, the other category would have increased due to higher provisions for property dispositions in first quarter 1997.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)                                Quarters Ended
     EXPENSE-NET                                                March 31
     In millions of dollars                                  1997      1996
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                                            $ (7.6)    $ (9.0)
     Equity in earnings of
     unconsolidated affiliates                              (15.9)     (18.5)
     Other                                                   17.5       23.3
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                                          $ (6.0)    $ (4.2)
     ========================================================================

       Consolidated operating income increased $51.7 million or nine percent. This increase reflected higher combined operating margin dollars and slightly higher other operating income, offset in part by higher general, administrative & selling expenses and weaker foreign currencies.
       Higher interest expense reflected higher debt levels, offset in part by lower average interest rates and weaker foreign currencies.
       Nonoperating (income) expense reflected higher translation gains in 1997 compared with 1996, and in 1996, losses associated with the reduction of the carrying value of the Company's investment in Discovery Zone common stock to zero.
       The effective income tax rate was 33.2 percent for first quarter 1997 compared with 33.3 percent for first quarter 1996. For 1997, the Company expects the effective tax rate to be in the range of 32.5 to
     33.5 percent.

     U.S. OPERATING RESULTS
     U.S. sales increased due to restaurant expansion (607 restaurants added in the 12 months ended March 31, 1997) and positive comparable sales. The increase in U.S. comparable sales was significant given an extremely competitive U.S. operating environment, and one less trading day in the quarter because 1996 was a leap year. We attribute the increase in part to successful marketing and promotions including Monopoly and Chicken McNuggets. Weather patterns year over year had a negligible effect on results.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS                                 Quarters Ended
                                                               March 31
                                                            1997      1996
     ----------------------------------------------------------------------
     Percent increase/(decrease)
     Sales                                                     7         3
     Revenues                                                  3         4
     Operating income                                          5        (4)
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                               16.0      15.0
     Franchised margins                                     80.5      80.5
     ----------------------------------------------------------------------

       U.S. sales increased at a faster rate than revenues primarily because the number of U.S. franchised and affiliated restaurants increased over the past year while the number of Company-operated restaurants decreased.
       The increase in U.S. operating income reflected higher Company-operated and franchised margin dollars, offset in part by higher general, administrative & selling expenses, and an increase in other operating expenses.
       The increase in Company-operated margins as a percent of sales primarily resulted from lower food & paper and payroll costs, offset in part by an increase in occupancy & other operating expenses as a percent of sales.
       Franchised margins as a percent of revenues were flat for the quarter as the benefit of positive comparable sales was offset by higher rent expense as a percent of revenues.

     OPERATING RESULTS OUTSIDE THE U.S.
     The sales increase outside the U.S. was driven primarily by expansion as weaker foreign currencies and negative comparable sales on a constant currency basis tempered the results. If exchange rates had remained at 1996 levels, sales outside the U.S. would have increased 14 percent. Strong comparable sales last year, weak economies, as well as one less trading day and severe weather in Europe in 1997, contributed to the weakness in comparable sales in first quarter 1997. We expect results to improve for the balance of the year.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE THE U.S.                     Quarters Ended
                                                               March 31
                                                            1997      1996
     ----------------------------------------------------------------------
     Percent increase
     Sales                                                     7        17
     Revenues                                                 12        20
     Operating income                                         13         6
     Operating income excluding
     SFAS 121 charge and foreign
     currency impact                                          14        15
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins                               18.4      18.5
     Franchised margins                                     80.7      81.1
     ----------------------------------------------------------------------

       Revenues increased at a faster rate than sales. This was primarily due to the weakening Japanese Yen that had a greater effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.
       Of the fifteen largest international markets, the following had strong sales and operating income growth for the first quarter: New Zealand and Taiwan in Asia/Pacific; Austria, England, Italy, Spain, Sweden and Switzerland in Europe; and Argentina and Mexico in Latin America. Our operations in Canada, France and Germany were negatively affected by weak economies throughout the first quarter.
       The increase in operating income outside the U.S. was driven by higher Company-operated and franchised margin dollars, and an increase in other operating income. Weaker foreign currencies and higher general, administrative & selling expenses necessary to fund the accelerated expansion and continued investment in developing countries partly offset these increases. Excluding the negative effect of weaker foreign currencies and the $16 million charge to other operating income recorded in first quarter 1996, operating income outside the U.S. increased 14 percent in 1997.
       Company-operated margins as a percent of sales were relatively flat as a decrease in food & paper costs was offset by an increase in occupancy & other operating costs as a percent of sales. Payroll costs as a percent of sales remained flat.
       Franchised margins as a percent of revenues were relatively flat.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies affect reported results, McDonald's lessens exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
       The weakening of the Japanese Yen and Deutsche Mark were the primary foreign currency changes that negatively affected first quarter 1997 results. The following tables illustrate what the results would have been if exchange rates had remained at 1996 levels compared with reported results.

     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON INTERNATIONAL RESULTS
     --------------------------------------------------------------------------
     Dollars in millions           Quarter Ended March 31, 1997
     --------------------------------------------------------------------------
                                                                  Increase
     --------------------------------------------------------------------------
                        Adjusted    Reported      Change     Adjusted  Reported
     --------------------------------------------------------------------------
     Sales              $4,083.6    $3,844.2      $239.4        14%        7%
     Operating income      375.2       356.1        19.1        19        13
     --------------------------------------------------------------------------

     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON WORLDWIDE RESULTS
     --------------------------------------------------------------------------
     Dollars in millions, except
     per common share data         Quarter Ended March 31, 1997
     --------------------------------------------------------------------------
                                                                  Increase
     --------------------------------------------------------------------------
                        Adjusted    Reported      Change     Adjusted  Reported
     --------------------------------------------------------------------------
     Systemwide sales   $8,072.5    $7,833.1      $239.4        10%        7%
     Operating income      633.3       614.2        19.1        13         9
     Net income            350.7       344.5         6.2        16        14
     Net income per
     common share            .50         .49         .01        19        17
     --------------------------------------------------------------------------


     FINANCIAL POSITION
     Cash provided by operations for the quarter ended March 31, 1997 increased 12%. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 3% in the first quarter resulted from a 31% decrease in U.S. capital expenditures offsetting a 16% capital expenditure increase from outside the U.S. Restaurant additions remain in line with our plans to add between 2,400 and 2,800 restaurants worldwide in 1997, with more than 70% being outside the U.S.


     FORWARD-LOOKING STATEMENTS
     Certain forward-looking statements are included in this quarterly report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in: global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

     FIRST QUARTER 1997 HIGHLIGHTS


     OPERATING RESULTS
     --------------------------------------------------------------------------
                                                             Quarters Ended
     Dollars in millions                                        March 31
                                                            1997        1996
     ---------------------------------------------------------------------------
     Systemwide sales                                    $ 7,833.1   $ 7,309.5
     ---------------------------------------------------------------------------
     U.S. sales                                            3,988.9     3,722.8
       Operated by franchisees                             3,093.2     2,884.7
       Operated by the Company                               637.8       640.0
       Operated by affiliates                                257.9       198.1
     ---------------------------------------------------------------------------
     Sales outside the U.S.                                3,844.2     3,586.7
       Operated by franchisees                             1,770.9     1,686.3
       Operated by the Company                             1,215.4     1,073.8
       Operated by affiliates                                857.9       826.6
     ---------------------------------------------------------------------------
     Total revenues                                        2,617.6     2,426.0
       U.S.                                                1,083.9     1,053.0
       Outside the U.S.                                    1,533.7     1,373.0
     ---------------------------------------------------------------------------
     Operating income                                        614.2       562.5
       U.S.                                                  271.2       259.2
       Outside the U.S.                                      356.1       314.2
       Corporate G&A                                         (13.1)      (10.9)
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                                            515.7       452.1
     Net income                                              344.5       301.6
     Net income per common share                               .49         .42
     ---------------------------------------------------------------------------
     Cash provided by operations                             531.9       474.3
     ---------------------------------------------------------------------------
     Total assets                                         17,257.7    17,386.0
     Total shareholders' equity                            8,617.4     8,718.2
     ---------------------------------------------------------------------------


     /TABLE

     RESTAURANTS


     -------------------------------------------------------------------------
                                                  At March 31, 1997       1996
     -------------------------------------------------------------------------
     Systemwide restaurants                                  21,276     18,696
     -------------------------------------------------------------------------
     U.S.                                                    12,104     11,497
       Operated by franchisees                                9,474      9,018
       Operated by the Company                                1,800      1,851
       Operated by affiliates                                   830        628
     -------------------------------------------------------------------------
     Outside the U.S.                                         9,172      7,199
       Operated by franchisees                                4,036      3,339
       Operated by the Company                                2,568      2,074
       Operated by affiliates                                 2,568      1,786
     -------------------------------------------------------------------------
     By Type
       Operated by franchisees                               13,510     12,357
       Operated by the Company                                4,368      3,925
       Operated by affiliates                                 3,398      2,414
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

                    (ii) 7 1/2% Subordinated Deferrable Interest Debentures
                         due 2037. Supplemental Indenture No. 2 dated as of November 5, 1996, incorporated herein by reference from Form 8-K dated January 9, 1997.

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

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1996.*

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

      (11) Statement re:  Computation of per share earnings.

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to May 7, 1997.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
               January 9, 1997       Item 5              No
               April 17, 1997        Item 7              No

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





        May 7, 1997
     ------------------
          (Date)