Form 10-Q
period 1997-06-30
MCDONALDS CORP
filed 1997-08-12
CIK 63908

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1997

                                         OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
     Commission file number 1-5231   ----------    ----------
                            ------

                               McDONALD'S CORPORATION
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                     DELAWARE                               36-2361282
          -------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

      McDonald's Plaza, Oak Brook, Illinois                   60523
     ----------------------------------------               ----------
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

                                     688,016,711
                          ---------------------------------
                          (Number of shares of common stock
                          outstanding as of June 30, 1997)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     June 30, 1997 (unaudited) and
                     December 31, 1996                               3

                     Condensed consolidated statement of
                     income (unaudited), six months and
                     second quarters ended June 30, 1997 and
                     1996                                            4

                     Condensed consolidated statement of
                     cash flows (unaudited), six months and
                     second quarters ended June 30, 1997 and
                     1996                                            5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 4 - Submission of Matters to a Vote
                           of Security Holders                      17

                  Item 6 - Exhibits and Reports on Form 8-K         17

                      (a) Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report              17

                      (b) Reports on Form 8-K                       21

       Signature                                                    22

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     In millions                             June 30, 1997     December 31, 1996
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   302.2           $   329.9
     Accounts receivable                           454.2               467.1
     Notes receivable                               16.9                28.3
     Inventories, at cost, not in excess
       of market                                    61.6                69.6
     Prepaid expenses and other current
       assets                                      242.0               207.6
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                   1,076.9             1,102.5
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,267.2             1,184.4
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            19,359.2            19,133.9
     Accumulated depreciation and
       amortization                             (4,932.9)           (4,781.8)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            14,426.3            14,352.1
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         791.6               747.0
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $17,562.0           $17,386.0
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                             $ 1,058.5           $   597.8
     Accounts payable                              503.5               638.0
     Income taxes                                    2.8                22.5
     Other taxes                                   137.1               136.7
     Accrued interest                              101.3               121.7
     Other accrued liabilities                     623.3               523.1
     Current maturities of long-term debt           51.3                95.5
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              2,477.8             2,135.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              4,632.8             4,830.1
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          613.3               726.5
     DEFERRED INCOME TAXES                       1,002.1               975.9
     COMMON EQUITY PUT OPTIONS                      75.7
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand shares                358.0               358.0
     Common stock, $.01 par; authorized -
       3.5 billion shares; issued - 830.3
       million shares                                8.3                 8.3
     Additional paid-in capital                    639.7               574.2
     Guarantee of ESOP notes                      (193.2)             (193.2)
     Retained earnings                          11,833.7            11,173.0
     Foreign currency translation
       adjustment                                 (328.1)             (175.1)
     ---------------------------------------------------------------------------
                                                12,318.4            11,745.2
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
       142.3 and 135.7 million shares           (3,558.1)           (3,027.0)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             8,760.3             8,718.2
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $17,562.0           $17,386.0
     ===========================================================================

     See accompanying Financial comments.
     /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

 In millions, except                 Six Months Ended         Quarters Ended
 per common share data                    June 30                 June 30
                                     1997        1996        1997        1996
 -------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                     $3,867.3    $3,599.6    $2,014.1    $1,885.8
 Revenues from franchised and
   affiliated restaurants           1,582.9     1,491.5       818.5       779.3
 -------------------------------------------------------------------------------
   TOTAL REVENUES                   5,450.2     5,091.1     2,832.6     2,665.1
 -------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       3,167.2     2,942.4     1,640.1     1,523.1
 Franchised restaurants-
   occupancy expenses                 299.4       277.9       151.1       140.7
 General, administrative and
   selling expenses                   681.2       637.5       347.2       326.3
 Other operating (income)
   expense-net                        (55.3)      (41.3)      (49.3)      (37.1)
 -------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   4,092.5     3,816.5     2,089.1     1,953.0
 -------------------------------------------------------------------------------
 OPERATING INCOME                   1,357.7     1,274.6       743.5       712.1
 -------------------------------------------------------------------------------
 Interest expense                     176.2       167.6        86.2        82.8
 Nonoperating (income)
   expense-net                         22.7        29.4        14.2         3.8
 -------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                     1,158.8     1,077.6       643.1       625.5
 -------------------------------------------------------------------------------
 Provision for income taxes           376.1       355.6       204.9       205.1
 -------------------------------------------------------------------------------
 NET INCOME                        $  782.7    $  722.0    $  438.2    $  420.4
 ===============================================================================
 NET INCOME PER COMMON
   SHARE                           $   1.11    $   1.01    $    .63    $    .59
 -------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .1575    $  .1425    $  .0825    $  .0750
 -------------------------------------------------------------------------------
 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                        690.7       699.8       689.7       699.1
 -------------------------------------------------------------------------------
 See accompanying Financial comments.
 /TABLE

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                           Six Months Ended    Quarters Ended
                                               June 30             June 30
 In millions                                1997      1996      1997      1996
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                               $ 782.7  $  722.0    $ 438.2  $ 420.4
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            386.6     371.6      194.7    185.0
   Changes in operating working
      capital items                        (152.9)    (94.0)    (167.3)   (68.0)
   Other                                    (40.6)     21.2      (21.7)     9.1
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS            975.8   1,020.8      443.9    546.5
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures       (956.9)   (984.5)    (502.5)  (517.4)
 Purchases and sales of restaurant
   businesses and sales of other
   property                                  37.9      17.4       14.9     12.8
 Other                                      (62.5)    (86.7)      (4.6)   (55.0)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES    (981.5) (1,053.8)    (492.2)  (559.6)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
   financing issuances and repayments       496.0     312.8      260.9    140.9
 Treasury stock purchases                  (470.4)   (239.5)    (174.0)   (99.5)
 Common and preferred stock dividends      (122.5)   (112.0)     (63.8)   (58.5)
 Other                                       74.9      82.6       27.6     46.4
 -------------------------------------------------------------------------------
    CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                    (22.0)     43.9       50.7     29.3
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                 (27.7)     10.9        2.4     16.2
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
 period                                     329.9     334.8      299.8    329.5
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD    $ 302.2  $  345.7    $ 302.2  $ 345.7
 ===============================================================================
 See accompanying Financial comments.
 /TABLE

     FINANCIAL COMMENTS (UNAUDITED)

     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1996 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and the six months ended June 30, 1997 do not necessarily indicate the results that may be expected for the full year.
       The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends of $6.9 million for the second quarters of 1997 and 1996 and $13.8 for the six months ended June 30, 1997 and 1996. Adjusted net income was divided by the weighted average shares of common stock outstanding: 689.7 and 699.1 million for the second quarters ended June 30, 1997 and 1996, and 690.7 and 699.8 million for the six months ended June 30, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Pro forma diluted net income per common share amounts, calculated in accordance with SFAS 128, were $0.61 and $0.58 for the second quarters ended June 30, 1997 and 1996, and $1.09 and $0.98 for the six months ended June 30, 1997 and 1996, respectively.

     ASSET IMPAIRMENT
     In first quarter 1996, the Company recorded a $16 million pre-tax charge to other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     COMMON EQUITY PUT OPTIONS
     In first quarter 1997, the Company sold 1.0 million common equity put options which expired unexercised in May 1997. During second quarter 1997 an additional 1.5 million common equity put options were sold which are exercisable in August 1997. At June 30, 1997, the $75.7 million exercise price of these options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1996


     Dollars in millions, except           Six Months             Quarter
     per common share data                Ended June 30        Ended June 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                  $1,066.7      7%       $543.1      7%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                     $  267.7      7%       $128.3      7%
     Revenues from franchised and
       affiliated restaurants              91.4      6          39.2      5
     -------------------------------------------------------------------------
       TOTAL REVENUES                     359.1      7         167.5      6
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         224.8      8         117.0      8
     Franchised restaurants-
       occupancy costs                     21.5      8          10.4      7
     General, administrative
       and selling expenses                43.7      7          20.9      6
     Other operating (income)
       expense-net                        (14.0)   N/M         (12.2)   N/M
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       276.0      7         136.1      7
     -------------------------------------------------------------------------
     OPERATING INCOME                      83.1      7          31.4      4
     -------------------------------------------------------------------------
     Interest expense                       8.6      5           3.4      4
     Nonoperating (income)
       expense-net                         (6.7)   N/M          10.4    N/M
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
       INCOME TAXES                        81.2      8          17.6      3
     -------------------------------------------------------------------------
     Provision for income taxes            20.5      6          (0.2)     0
     -------------------------------------------------------------------------
     NET INCOME                        $   60.7      8%       $ 17.8      4%
     =========================================================================
     NET INCOME PER COMMON
       SHARE                           $    .10     10%       $  .04      7%
     -------------------------------------------------------------------------
     (N/M) Not meaningful
     /TABLE

     CONSOLIDATED OPERATING RESULTS
     Net income per common share and net income increased 10 and eight percent, respectively, for the six months, and seven and four percent, respectively, for the quarter. Changing foreign currencies significantly reduced reported results for the six months and quarter. Excluding the $16 non-cash million charge for the adoption of SFAS 121 in first quarter 1996 and foreign currency impact, net income per common share and net income would have increased 11 and 10 percent for the six months, respectively. For the quarter, net income per common share and net income would have increased 10 and eight percent, respectively, excluding foreign currency impact.
       During the quarter, the Company repurchased four million shares of common stock for approximately $200 million, bringing total share repurchase for the six months to 10.7 million shares for about $500 million. Fewer shares outstanding resulted in higher increases in net income per common share compared with the increases in net income.
       Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. On a global basis, the increases in sales and revenues for both periods were due to expansion, offset in part by weaker foreign currencies. The unusually low number of net U.S. restaurant additions in both periods was primarily due to a greater number of restaurant closings, particularly satellite restaurant closings previously announced.

     ----------------------------------------------------------------------
     RESTAURANT ADDITIONS                 Six Months Ended   Quarters Ended
                                               June 30           June 30
                                            1997     1996     1997     1996
     ----------------------------------------------------------------------
     U.S.                                     84      313       74      184
     Outside the U.S.                        677      570      433      383
     ----------------------------------------------------------------------
          Total restaurant additions         761      883      507      567
     ----------------------------------------------------------------------
     RESTAURANTS UNDER CONSTRUCTION                            At June 30
                                                              1997     1996
     ----------------------------------------------------------------------
     U.S.                                                       78      153
     Outside the U.S.                                          359      389
     ----------------------------------------------------------------------
          Total restaurants under construction                 437      542
     ----------------------------------------------------------------------

     -------------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS      Six Months Ended     Quarters Ended
                                             June 30             June 30
                                          1997      1996      1997      1996
     -------------------------------------------------------------------------
     In millions of dollars
     Company-operated                   $  700.1  $  657.2  $  374.0  $  362.7
     Franchised                          1,283.5   1,213.6     667.4     638.6
       Combined operating margins       $1,983.6  $1,870.8  $1,041.4  $1,001.3
     As a percent of sales/revenues
     Company-operated                       18.1      18.3      18.6      19.2
     Franchised                             81.1      81.4      81.5      81.9
     -------------------------------------------------------------------------

       Company-operated margins as a percent of sales were about flat for the six months and lower for the quarter. As a percent of sales, food & paper costs increased, while payroll costs decreased for both periods. Occupancy & other operating costs as a percent of sales increased slightly for the six months and decreased slightly for the quarter.
       Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues decreased slightly for both periods, franchised margin dollars increased six percent for the six months and five percent for the quarter.
       The increases in general, administrative & selling expenses were primarily due to strategic global spending to support the Convenience, Value and Execution Strategies, including costs associated with expansion outside the U.S. and continued investment in developing countries, offset in part by weaker foreign currencies.
       Other operating (income) expense--net is composed of transactions related to franchising and the foodservice business. Gains on sales of restaurant businesses were lower since fewer restaurants were sold. The other category reflected lower expense for both periods. This was primarily due to lower provisions for property dispositions in 1997 for the quarter, and for the six months, the $16 million charge for the adoption of SFAS 121 in first quarter 1996.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)         Six Months Ended       Quarters Ended
     EXPENSE-NET                          June 30               June 30
     In millions of dollars            1997       1996       1997      1996
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                      $(27.6)    $(42.3)    $(20.0)    $(33.3)
     Equity in earnings of
     unconsolidated affiliates        (33.2)     (34.4)     (17.3)     (15.9)
     Other (income) expense             5.5       35.4      (12.0)      12.1
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                    $(55.3)    $(41.3)    $(49.3)    $(37.1)
     ========================================================================

       Consolidated operating income increased $83 million or seven percent and $31 million or four percent for the six months and quarter, respectively. The increases reflected higher combined operating margin dollars and other operating income, offset in part by higher general, administrative & selling expenses and weaker foreign currencies.
       Higher interest expense in both periods reflected higher debt levels, offset in part by lower average interest rates and weaker foreign currencies.
       Nonoperating (income) expense reflected translation losses in both periods of 1997 compared with translation gains in 1996, and in the six months ended June 30, 1996, losses associated with the reduction of the carrying value of the Company's investment in Discovery Zone common stock to zero.
       The effective income tax rate was 32.5 and 31.9 percent for the six months and quarter of 1997, respectively, compared with 33.0 and 32.8 percent for the corresponding periods of 1996. For the year 1997, the Company expects the effective tax rate to be in the range of 32.0 to
     32.5 percent.

     OPERATING RESULTS OUTSIDE THE U.S.
     The sales increases outside the U.S. for both periods were driven primarily by expansion, offset in part by weaker foreign currencies. Comparable sales in constant currencies increased slightly for the quarter and decreased slightly for the six months. If exchange rates had remained at 1996 levels, sales outside the U.S. would have increased 18 and 16 percent for the quarter and six months, respectively. Severe weather in Europe in the first quarter and weak economies in both periods negatively affected results.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE         Six Months Ended     Quarters Ended
     THE U.S.                               June 30             June 30
                                        1997      1996      1997      1996
     ----------------------------------------------------------------------
     Percent increase
     SALES
      As reported                          9        10        11         5
      Excluding foreign currency
      impact                              16        15        18        12
     REVENUES
      As reported                         13        15        14        11
      Excluding foreign currency
      impact                              17        17        19        15
     OPERATING INCOME
      As reported                         12         8        10         7
      Excluding foreign currency
      impact                              17        10        15        11
      Excluding SFAS 121 charge and
      foreign currency impact             15        13        15        11
     As a percent of sales/revenues
     Company-operated margins           18.7      19.2      19.0      19.8
     Franchised margins                 81.2      81.1      81.7      81.2
     ----------------------------------------------------------------------

         Revenues increased at a faster rate than sales in both periods. This was primarily due to the weakening Japanese Yen, which had a greater effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.
         Of the larger international markets, the following had strong sales and operating income growth for both periods of 1997: the Philippines and Taiwan in Asia/Pacific; England, Italy, Spain, Sweden and Switzerland in Europe; and Mexico in Latin America. Our operations in Canada were negatively affected by increased competition and low consumer spending due to high unemployment; weak economies also negatively affected our operations in France and Germany, although France improved in the second quarter.
         The increases in operating income outside the U.S. in both periods were driven by higher Company-operated and franchised margin dollars, and increases in other operating income. Weaker foreign currencies and higher general, administrative & selling expenses necessary to fund expansion and continued investment in developing countries partly offset these increases.
         Company-operated margins as a percent of sales declined in both periods. As a percent of sales, increases in food & paper costs and occupancy & other operating costs were offset in part by decreases in payroll costs.
         Franchised margins as a percent of revenues were relatively flat in the six months and up for the quarter.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies affect reported results, McDonald's lessens exposures by primarily purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
       The weakening of the Japanese Yen and Deutsche Mark were the primary foreign currency changes that negatively affected results in both periods. The following table illustrates what 1997 results would have been if exchange rates had remained at 1996 levels compared with reported results.

     --------------------------------------------------------------------------
     FOREIGN CURRENCY IMPACT ON WORLDWIDE RESULTS
     --------------------------------------------------------------------------
     Dollars in millions except
     per common share data
     --------------------------------------------------------------------------
                                                                  Increase
     --------------------------------------------------------------------------
                        Adjusted    Reported      Change     Adjusted  Reported
     --------------------------------------------------------------------------
     Six months ended June 30, 1997
     --------------------------------------------------------------------------
     Systemwide sales  $16,810.4   $16,308.2      $502.2        10%       7%
     Operating income    1,395.3     1,357.7        37.6         9        7
     Net income            803.8       782.7        21.1        11        8
     Net income per
     common share           1.14        1.11         .03        13       10
     --------------------------------------------------------------------------
     Quarter ended June 30, 1997
     --------------------------------------------------------------------------
     Systemwide sales   $8,737.9    $8,475.1      $262.8        10%       7%
     Operating income      762.0       743.5        18.5         7        4
     Net income            453.1       438.2        14.9         8        4
     Net income per
     common share            .65         .63         .02        10        7
     --------------------------------------------------------------------------


     U.S. OPERATING RESULTS
     U.S. sales increased in both periods due to restaurant expansion (497 restaurants were added in the 12 months ended June 30, 1997). U.S. comparable sales were slightly positive for the six months and slightly negative for the quarter. This performance reflected successful marketing and promotions including Monopoly, Chicken McNuggets and Teenie Beanie Babies and disappointing results from the price component of Campaign 55.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS            Six Months Ended     Quarters Ended
                                            June 30             June 30
                                        1997      1996      1997      1996
     ----------------------------------------------------------------------
     Percent increase/(decrease)
     Sales                                 5         3         3         3
     Revenues                              0         4        (3)        4
     Operating income                      1        (1)       (2)        0
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins           16.9      16.8      17.7      18.3
     Franchised margins                 81.0      81.5      81.4      82.4
     ----------------------------------------------------------------------

         U.S. sales increased at a faster rate than revenues primarily because the number of U.S. franchised and affiliated restaurants increased over the past year while the number of Company-operated restaurants decreased.
         U.S. operating income increased slightly for the six months and decreased slightly for the quarter. This performance reflected lower Company-operated margin dollars and higher general, administrative & selling expenses, offset in part by higher franchised margin dollars, and for the quarter, lower other operating expenses.
         Company-operated margins as a percent of sales remained relatively flat for the six months and declined for the quarter. Cost trends as a percent of sales follow: food & paper costs increased while payroll and occupancy & other operating expenses decreased for the six months; for the quarter, food & paper and payroll costs increased while occupancy & other operating expenses decreased.
         Franchised margins as a percent of revenues declined for both periods. These declines reflected slower revenue growth as a result of flat to negative comparable sales and rent adjustments. The margins were also negatively affected by higher occupancy costs, primarily rent expense, driven by an increase in the number of leased sites.

     FINANCIAL POSITION
     Cash provided by operations for the six months ended June 30, 1997 decreased 4%. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 3% for the six months ended June 30, resulted from a 30% decrease in U.S. capital expenditures offsetting a 14% capital expenditure increase from outside the U.S. Based on input from local management, the Company has revised its plan and expects to add about 2,400 restaurants globally, with more than 80% being outside the U.S.

     FORWARD-LOOKING STATEMENTS
     Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

     SIX MONTHS AND SECOND QUARTER HIGHLIGHTS


     OPERATING RESULTS
     ---------------------------------------------------------------------------
     Dollars in millions, except     Six Months Ended        Quarters Ended
     per common share data               June 30                June 30
                                     1997       1996        1997        1996
     ---------------------------------------------------------------------------
     Systemwide sales              $16,308.2  $15,241.5   $8,475.1    $7,932.0
     ---------------------------------------------------------------------------
     U.S. sales                      8,409.3    8,001.6    4,420.4     4,278.8
       Operated by franchisees       6,516.4    6,190.1    3,423.2     3,305.4
       Operated by the Company       1,336.6    1,381.5      698.8       741.5
       Operated by affiliates          556.3      430.0      298.4       231.9
     ---------------------------------------------------------------------------
     Sales outside the U.S.          7,898.9    7,239.9    4,054.7     3,653.2
       Operated by franchisees       3,645.5    3,435.2    1,874.6     1,748.9
       Operated by the Company       2,530.7    2,218.1    1,315.3     1,144.3
       Operated by affiliates        1,722.7    1,586.6      864.8       760.0
     ---------------------------------------------------------------------------
     Total revenues                  5,450.2    5,091.1    2,832.6     2,665.1
       U.S.                          2,262.1    2,264.0    1,178.2     1,211.0
       Outside the U.S.              3,188.1    2,827.1    1,654.4     1,454.1
     ---------------------------------------------------------------------------
     Operating income                1,357.7    1,274.6      743.5       712.1
       U.S.                            611.4      605.2      340.2       346.0
       Outside the U.S.                772.9      691.5      416.8       377.3
       Corporate G&A                   (26.6)     (22.1)     (13.5)      (11.2)
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                    1,158.8    1,077.6      643.1       625.5
     Net income                        782.7      722.0      438.2       420.4
     Net income per common share        1.11       1.01        .63         .59
     ---------------------------------------------------------------------------
     Cash provided by operations       975.8    1,020.8      443.9       546.5
     ---------------------------------------------------------------------------
     Total assets                   17,562.0   16,021.4
     Total shareholders' equity      8,760.3    8,319.1
     ---------------------------------------------------------------------------


     /TABLE

     RESTAURANTS


     -------------------------------------------------------------------------
                                                   At June 30, 1997       1996
     -------------------------------------------------------------------------
     Systemwide restaurants                                  21,783     19,263
     -------------------------------------------------------------------------
     U.S.                                                    12,178     11,681
       Operated by franchisees                                9,537      9,167
       Operated by the Company                                1,795      1,852
       Operated by affiliates                                   846        662
     -------------------------------------------------------------------------
     Outside the U.S.                                         9,605      7,582
       Operated by franchisees                                4,166      3,479
       Operated by the Company                                2,714      2,170
       Operated by affiliates                                 2,725      1,933
     -------------------------------------------------------------------------

     /TABLE

                                    PART II


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     (a)   The Annual Meeting of Shareholders was held on May 22, 1997.

     (b)   Not Applicable.

     (c) At the Annual Meeting of Shareholders, the shareholders voted to elect five directors to serve until the 2000 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:

                   Director                  For               Withheld
                   --------                  ---               --------
            James R. Cantalupo           574,618,708           9,169,071
            Enrique Hernandez, Jr.       575,408,278           8,379,501
            Donald R. Keough             575,296,545           8,491,234
            Michael R. Quinlan           574,178,696           9,609,083
            B. Blair Vedder              575,317,329           8,470,450

     (d)   Not Applicable.


     Item 6.  Exhibits and Reports on Form 8-K
     -----------------------------------------

     (a) - Exhibits
     --------------

     Exhibit Number               Description
     --------------               -----------

          (3) Corrected Restated Certificate of Incorporation effective as of December 13, 1996 incorporated by reference from Form 8-K dated January 9, 1997 and By-Laws effective as of July 15, 1997 filed herewith.

          (4) Instruments defining the rights of security holders, including indentures (A):

               (a) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement, SEC file no. 33-12364.

                    (i) Medium-Term Notes, Series B, due from nine months to 30 years from Date of Issue. Supplemental Indenture No. 12 incorporated herein by reference from Exhibit (4) of Form 8-K dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September 14, 1989.

     Exhibit Number               Description
     --------------               -----------

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

                    (x) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from Exhibit 4(a) of Form 8-K dated September 5, 1995.

     Exhibit Number               Description
     --------------               -----------

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

               (g)  Senior Debt Securities Indenture dated as of
                    October 19, 1996, incorporated herein by reference from
                    Exhibit 4(a) of Form S-3 Registration Statement, SEC File No. 333-14141.

     Exhibit Number               Description
     --------------               -----------

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

          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1994.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

                    (i)    Amendment No. 1 filed herewith.
                    (ii)   Amendment No. 2 filed herewith.
                    (iii)  Amendment No. 3 filed herewith.

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

               (e) 1992 Stock Ownership Incentive Plan, as amended and restated, filed herewith.

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1996.*

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995
                    Annual Meeting of Shareholders dated April 12, 1995.*

     Exhibit Number               Description
     --------------               -----------

      (11) Statement re:  Computation of per share earnings.

      (12) Statement re:  Computation of ratios.

      (27) Financial Data Schedule

     --------------------
      * Denotes compensatory plan.


      (A) Other instruments defining the rights of holders of long-term registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Securities and Exchange Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Securities and Exchange Commission upon request has been filed with the Commission.

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to August 12, 1997.

                                                Financial Statements
               Date of Report     Item Number   Required to be Filed
               --------------     -----------   --------------------
               April 17, 1997        Item 7              No
               July 9, 1997          Item 7              No
               July 17, 1997         Item 7              No

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





      August 12, 1997
     ------------------
          (Date)