Form 10-Q/A
period 1997-06-30
MCDONALDS CORP
filed 1997-08-14
CIK 63908

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-Q/A


  AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended
  June 30, 1997, to amend Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Exhibits 3, 10(b)(iii) and 10(e) to correct errors in EDGAR version.



                           McDONALD'S CORPORATION
                         Commission File No. 1-5231


              Delaware                        No.  36-2361282
       (State of Incorporation)         (I.R.S. Employer I.D. No.)


                              McDonald's Plaza
                         Oak Brook, Illinois  60523
                               (630) 623-3000
          (Address and Phone Number of Principal Executive Offices)



                                  SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                McDONALD'S CORPORATION
                                (Registrant)



                                By:  /s/ Michael L. Conley
                                     -----------------------------
                                     Michael L. Conley
                                     Executive Vice President,
                                     Chief Financial Officer

                                Date:  August 13, 1997

  Item 2.  Management's Discussion And Analysis Of Financial Condition
  --------------------------------------------------------------------
  And Results Of Operations
  -------------------------

  INCREASES (DECREASES) IN OPERATING RESULTS OVER 1996


  Dollars in millions, except           Six Months             Quarter
  per common share data                Ended June 30        Ended June 30
  ------------------------------------------------------------------------
  SYSTEMWIDE SALES                  $1,066.7      7%       $543.1      7%
  ------------------------------------------------------------------------
  REVENUES
  Sales by Company-operated
    restaurants                     $  267.7      7%       $128.3      7%
  Revenues from franchised and
    affiliated restaurants              91.4      6          39.2      5
  ------------------------------------------------------------------------
  TOTAL REVENUES                       359.1      7         167.5      6
  ------------------------------------------------------------------------
  OPERATING COSTS AND EXPENSES
  Company-operated restaurants         224.8      8         117.0      8
  Franchised restaurants-
    occupancy costs                     21.5      8          10.4      7
  General, administrative
    and selling expenses                43.7      7          20.9      6
  Other operating (income)
    expense-net                        (14.0)   N/M         (12.2)   N/M
  ------------------------------------------------------------------------
    TOTAL OPERATING COSTS
    AND EXPENSES                       276.0      7         136.1      7
  ------------------------------------------------------------------------
  OPERATING INCOME                      83.1      7          31.4      4
  ------------------------------------------------------------------------
  Interest expense                       8.6      5           3.4      4
  Nonoperating (income)
    expense-net                         (6.7)   N/M          10.4    N/M
  ------------------------------------------------------------------------
  INCOME BEFORE PROVISION FOR
    INCOME TAXES                        81.2      8          17.6      3
  ------------------------------------------------------------------------
  Provision for income taxes            20.5      6          (0.2)     0
  ------------------------------------------------------------------------
  NET INCOME                        $   60.7      8%       $ 17.8      4%
  =========================================================================
  NET INCOME PER COMMON
    SHARE                           $    .10     10%       $  .04      7%
  ------------------------------------------------------------------------
  (N/M) Not meaningful

  CONSOLIDATED OPERATING RESULTS
  Net income per common share and net income increased 10 and eight percent, respectively, for the six months, and seven and four percent, respectively, for the quarter. Changing foreign currencies significantly reduced reported results for the six months and quarter. Excluding the $16 million non-cash charge for the adoption of SFAS 121 in first quarter 1996 and foreign currency impact, net income per common share and net income would have increased 11 and 10 percent for the six months, respectively. For the quarter, net income per common share and net income would have increased 10 and eight percent, respectively, excluding foreign currency impact.
    During the quarter, the Company repurchased four million shares of common stock for approximately $200 million, bringing total share repurchase for the six months to 10.7 million shares for about $500 million. Fewer shares outstanding resulted in higher increases in net income per common share compared with the increases in net income.
    Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. On a global basis, the increases in sales and revenues for both periods were due to expansion, offset in part by weaker foreign currencies. The unusually low number of net U.S. restaurant additions in both periods was primarily due to a greater number of restaurant closings, particularly satellite restaurant closings previously announced.

  ----------------------------------------------------------------------
  RESTAURANT ADDITIONS                 Six Months Ended   Quarters Ended
                                            June 30           June 30
                                         1997     1996     1997     1996
  ----------------------------------------------------------------------
  U.S.                                     84      313       74      184
  Outside the U.S.                        677      570      433      383
  ----------------------------------------------------------------------
    Total restaurant additions            761      883      507      567
  ----------------------------------------------------------------------
  RESTAURANTS UNDER CONSTRUCTION                            At June 30
                                                           1997     1996
   ---------------------------------------------------------------------
  U.S.                                                       78      153
  Outside the U.S.                                          359      389
  ----------------------------------------------------------------------
    Total restaurants under construction                    437      542
  ----------------------------------------------------------------------

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

  -----------------------------------------------------------------------
  OTHER OPERATING (INCOME)         Six Months Ended       Quarters Ended
  EXPENSE-NET                          June 30               June 30
  In millions of dollars            1997       1996       1997      1996
  -----------------------------------------------------------------------
  Gains on sales of restaurant
  businesses                      $(27.6)    $(42.3)    $(20.0)    $(33.3)
  Equity in earnings of
  unconsolidated affiliates        (33.2)     (34.4)     (17.3)     (15.9)
  Other (income) expense             5.5       35.4      (12.0)      12.1
  -----------------------------------------------------------------------
  Other operating (income)
  expense--net                    $(55.3)    $(41.3)    $(49.3)    $(37.1)
  ========================================================================

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

  -----------------------------------------------------------------------
  OPERATING RESULTS OUTSIDE         Six Months Ended     Quarters Ended
  THE U.S.                               June 30             June 30
                                     1997      1996      1997      1996
  -----------------------------------------------------------------------
  Percent increase
  SALES
   As reported                          9        10        11         5
   Excluding foreign currency
   impact                              16        15        18        12
  REVENUES
   As reported                         13        15        14        11
   Excluding foreign currency
   impact                              17        17        19        15
  OPERATING INCOME
   As reported                         12         8        10         7
   Excluding foreign currency
   impact                              17        10        15        11
   Excluding SFAS 121 charge and
   foreign currency impact             15        13        15        11
  As a percent of sales/revenues
  Company-operated margins           18.7      19.2      19.0      19.8
  Franchised margins                 81.2      81.1      81.7      81.2
  ------------------------------------------------------------------------

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

  ----------------------------------------------------------------------------
  FOREIGN CURRENCY IMPACT ON WORLDWIDE RESULTS
  ----------------------------------------------------------------------------
  Dollars in millions except
  per common share data
  ----------------------------------------------------------------------------
                                                               Increase
  ----------------------------------------------------------------------------
                      Adjusted    Reported      Change     Adjusted  Reported
  ----------------------------------------------------------------------------
  Six months ended June 30, 1997
  ----------------------------------------------------------------------------
  Systemwide sales  $16,810.4   $16,308.2      $502.2        10%       7%
  Operating income    1,395.3     1,357.7        37.6         9        7
  Net income            803.8       782.7        21.1        11        8
  Net income per
  common share           1.14        1.11         .03        13       10
  ----------------------------------------------------------------------------
  Quarter ended June 30, 1997
  ----------------------------------------------------------------------------
  Systemwide sales   $8,737.9    $8,475.1      $262.8        10%       7%
  Operating income      762.0       743.5        18.5         7        4
  Net income            453.1       438.2        14.9         8        4
  Net income per
  common share            .65         .63         .02        10        7
  ----------------------------------------------------------------------------


  U.S. OPERATING RESULTS
  U.S. sales increased in both periods due to restaurant expansion (497 restaurants were added in the 12 months ended June 30, 1997). U.S. comparable sales were slightly positive for the six months and slightly negative for the quarter. This performance reflected successful marketing and promotions including Monopoly, Chicken McNuggets and Teenie Beanie Babies and disappointing results from the price component of Campaign 55.

  ------------------------------------------------------------------------
  U.S. OPERATING RESULTS            Six Months Ended     Quarters Ended
                                         June 30             June 30
                                     1997      1996      1997      1996
  ------------------------------------------------------------------------
  Percent increase/(decrease)
  Sales                                 5         3         3         3
  Revenues                              0         4        (3)        4
  Operating income                      1        (1)       (2)        0
  ------------------------------------------------------------------------
  As a percent of sales/revenues
  Company-operated margins           16.9      16.8      17.7      18.3
  Franchised margins                 81.0      81.5      81.4      82.4
  ------------------------------------------------------------------------

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


  FINANCIAL POSITION
  Cash provided by operations for the six months ended June 30, 1997 decreased 4%. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 3% for the six months ended June 30, resulted from a 30% decrease in U.S. capital expenditures offsetting a 14% capital expenditure increase from outside the U.S. Based on input from local management, the Company has refined its plans and expects to add about 2,400 restaurants globally in 1997, with about 80% being outside the U.S.

  FORWARD-LOOKING STATEMENTS
  Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

  SIX MONTHS AND SECOND QUARTER HIGHLIGHTS


  OPERATING RESULTS
  --------------------------------------------------------------------------
  Dollars in millions, except     Six Months Ended        Quarters Ended
  per common share data               June 30                June 30
                                  1997       1996        1997        1996
  --------------------------------------------------------------------------
  Systemwide sales              $16,308.2  $15,241.5   $8,475.1    $7,932.0
  --------------------------------------------------------------------------
  U.S. sales                      8,409.3    8,001.6    4,420.4     4,278.8
    Operated by franchisees       6,516.4    6,190.1    3,423.2     3,305.4
    Operated by the Company       1,336.6    1,381.5      698.8       741.5
    Operated by affiliates          556.3      430.0      298.4       231.9
  --------------------------------------------------------------------------
  Sales outside the U.S.          7,898.9    7,239.9    4,054.7     3,653.2
    Operated by franchisees       3,645.5    3,435.2    1,874.6     1,748.9
    Operated by the Company       2,530.7    2,218.1    1,315.3     1,144.3
    Operated by affiliates        1,722.7    1,586.6      864.8       760.0
  --------------------------------------------------------------------------
  Total revenues                  5,450.2    5,091.1    2,832.6     2,665.1
    U.S.                          2,262.1    2,264.0    1,178.2     1,211.0
    Outside the U.S.              3,188.1    2,827.1    1,654.4     1,454.1
  --------------------------------------------------------------------------
  Operating income                1,357.7    1,274.6      743.5       712.1
    U.S.                            611.4      605.2      340.2       346.0
    Outside the U.S.                772.9      691.5      416.8       377.3
    Corporate G&A                   (26.6)     (22.1)     (13.5)      (11.2)
  --------------------------------------------------------------------------
  Income before provision for
  income taxes                    1,158.8    1,077.6      643.1       625.5
  Net income                        782.7      722.0      438.2       420.4
  Net income per common share        1.11       1.01        .63         .59
  --------------------------------------------------------------------------
  Cash provided by operations       975.8    1,020.8      443.9       546.5
  --------------------------------------------------------------------------
  Total assets                   17,562.0   16,021.4
  Total shareholders' equity      8,760.3    8,319.1
  ---------------------------------------------------------------------------

  RESTAURANTS


  -------------------------------------------------------------------------
                                                At June 30, 1997      1996
  -------------------------------------------------------------------------
  Systemwide restaurants                                  21,783     19,263
  -------------------------------------------------------------------------
  U.S.                                                    12,178     11,681
    Operated by franchisees                                9,537      9,167
    Operated by the Company                                1,795      1,852
    Operated by affiliates                                   846        662
  -------------------------------------------------------------------------
  Outside the U.S.                                         9,605      7,582
    Operated by franchisees                                4,166      3,479
    Operated by the Company                                2,714      2,170
    Operated by affiliates                                 2,725      1,933
  -------------------------------------------------------------------------
