Form 10-Q
period 1997-09-30
MCDONALDS CORP
filed 1997-11-13
CIK 63908

                                    FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1997

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

                                     688,777,039
                          ---------------------------------
                          (Number of shares of common stock
                        outstanding as of September 30, 1997)

                               McDONALD'S CORPORATION
                               ----------------------

                                        INDEX
                                        -----


                                                              Page Reference
       Part I.    Financial Information

                  Item 1 - Financial Statements

                     Condensed consolidated balance sheet,
                     September 30, 1997 (unaudited) and
                     December 31, 1996                               3

                     Condensed consolidated statement of
                     income (unaudited), nine months and
                     third quarters ended September 30, 1997
                     and 1996                                        4

                     Condensed consolidated statement of
                     cash flows (unaudited), nine months and
                     third quarters ended September 30, 1997
                     and 1996                                        5

                     Financial comments (unaudited)                  6

                  Item 2 - Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                 7

       Part II.   Other Information

                  Item 6 - Exhibits and Reports on Form 8-K         17

                        (a) Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report              17

                      (b) Reports on Form 8-K                       21

       Signature                                                    22

     PART I.  FINANCIAL INFORMATION
     ------------------------------

     Item 1.  Financial Statements
     -----------------------------

     CONDENSED CONSOLIDATED BALANCE SHEET
                                              (unaudited)
     In millions                           September 30, 1997  December 31, 1996
     ---------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
     Cash and equivalents                      $   310.2           $   329.9
     Accounts receivable                           427.6               467.1
     Notes receivable                                7.7                28.3
     Inventories, at cost, not in excess
       of market                                    62.3                69.6
     Prepaid expenses and other current
       assets                                      266.8               207.6
     ---------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                   1,074.6             1,102.5
     ---------------------------------------------------------------------------
     OTHER ASSETS AND DEFERRED CHARGES           1,332.2             1,184.4
     ---------------------------------------------------------------------------
     PROPERTY AND EQUIPMENT
     Property and equipment, at cost            19,810.3            19,133.9
     Accumulated depreciation and
       amortization                             (5,078.9)           (4,781.8)
     ---------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT            14,731.4            14,352.1
     ---------------------------------------------------------------------------
     INTANGIBLE ASSETS-NET                         834.0               747.0
     ---------------------------------------------------------------------------
     TOTAL ASSETS                              $17,972.2           $17,386.0
     ===========================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
     Notes payable                               $ 797.6           $   597.8
     Accounts payable                              490.9               638.0
     Income taxes                                   91.3                22.5
     Other taxes                                   138.5               136.7
     Accrued interest                              100.0               121.7
     Other accrued liabilities                     549.9               523.1
     Current maturities of long-term debt           52.6                95.5
     ---------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES              2,220.8             2,135.3
     ---------------------------------------------------------------------------
     LONG-TERM DEBT                              5,240.3             4,830.1
     OTHER LONG-TERM LIABILITIES AND
       MINORITY INTERESTS                          261.9               726.5
     DEFERRED INCOME TAXES                       1,033.2               975.9
     COMMON EQUITY PUT OPTIONS                      51.5
     SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
       authorized - 165.0 million shares;
       issued - 7.2 thousand shares                358.0               358.0
     Common stock, $.01 par; authorized -
       3.5 billion shares; issued - 830.3
       million shares                                8.3                 8.3
     Additional paid-in capital                    677.5               574.2
     Guarantee of ESOP notes                      (193.2)             (193.2)
     Retained earnings                          12,219.1            11,173.0
     Foreign currency translation
      adjustment                                 (326.3)             (175.1)
     ---------------------------------------------------------------------------
                                                12,743.4            11,745.2
     ---------------------------------------------------------------------------
     Common stock in treasury, at cost;
     141.5 and 135.7 million shares             (3,578.9)           (3,027.0)
     ---------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY             9,164.5             8,718.2
     ---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                                  $17,972.2           $17,386.0
     ===========================================================================

     See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

 In millions, except                 Nine Months Ended        Quarters Ended
 per common share data                 September 30            September 30
                                     1997        1996        1997        1996
 -------------------------------------------------------------------------------
 REVENUES
 Sales by Company-operated
   restaurants                     $6,025.8    $5,565.2    $2,158.5    $1,965.6
 Revenues from franchised and
   affiliated restaurants           2,430.4     2,299.7       847.5       808.2
 -------------------------------------------------------------------------------
   TOTAL REVENUES                   8,456.2     7,864.9     3,006.0     2,773.8
 -------------------------------------------------------------------------------
 OPERATING COSTS AND EXPENSES
 Company-operated restaurants       4,923.3     4,524.5     1,756.1     1,582.1
 Franchised restaurants-
   occupancy expenses                 453.3       420.1       153.9       142.2
 General, administrative and
   selling expenses                 1,056.7       985.4       375.5       347.9
 Other operating (income)
   expense-net                        (90.2)      (83.7)      (34.9)      (42.4)
 -------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
     AND EXPENSES                   6,343.1     5,846.3     2,250.6     2,029.8
 -------------------------------------------------------------------------------
 OPERATING INCOME                   2,113.1     2,018.6       755.4       744.0
 -------------------------------------------------------------------------------
 Interest expense                     270.3       252.3        94.1        84.7
 Nonoperating (income)
   expense-net                         24.9        38.8         2.2         9.4
 -------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR
   INCOME TAXES                     1,817.9     1,727.5       659.1       649.9
 -------------------------------------------------------------------------------
 Provision for income taxes           586.3       564.9       210.2       209.3
 -------------------------------------------------------------------------------
 NET INCOME                        $1,231.6    $1,162.6    $  448.9    $  440.6
 ===============================================================================
 NET INCOME PER COMMON
   SHARE                           $   1.76    $   1.63    $    .64    $    .62
 -------------------------------------------------------------------------------
 DIVIDENDS PER COMMON SHARE        $  .2400    $  .2175    $  .0825    $  .0750
 -------------------------------------------------------------------------------
 WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                        689.9       699.1       688.5       697.8
 -------------------------------------------------------------------------------
 See accompanying Financial comments.

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                          Nine Months Ended    Quarters Ended
                                             September 30       September 30
 In millions                                1997      1996      1997      1996
 -------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                             $ 1,231.6 $ 1,162.6    $ 448.9  $ 440.6
 Adjustments to reconcile to cash
 provided by operations
   Depreciation and amortization            557.0     546.7      170.4    175.1
   Changes in operating working
      capital items                          26.8      12.7      179.7    106.7
   Other                                    (95.2)      0.5      (54.6)   (20.7)
 -------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS          1,720.2   1,722.5      744.4    701.7
 -------------------------------------------------------------------------------
 INVESTING ACTIVITIES
 Property and equipment expenditures     (1,444.0)  (1,599.2)   (487.1)  (614.7)
 Purchases and sales of restaurant
   businesses and sales of other
   property                                  27.5       37.4     (10.4)    20.0
 Other                                     (129.7)    (218.8)    (67.2)  (132.1)
 -------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES  (1,546.2)  (1,780.6)   (564.7)  (726.8)
 -------------------------------------------------------------------------------
 FINANCING ACTIVITIES
 Notes payable and long-term
   financing issuances and repayments       415.0     463.0      (81.0)   150.2
 Treasury stock purchases                  (568.4)   (395.5)     (98.0)  (156.0)
 Common and preferred stock dividends      (186.3)   (172.6)     (63.8)   (60.6)
 Other                                      146.0      83.9       71.1      1.3
 -------------------------------------------------------------------------------
    CASH USED FOR FINANCING ACTIVITIES     (193.7)    (21.2)    (171.7)   (65.1)
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS INCREASE
 (DECREASE)                                 (19.7)    (79.3)       8.0    (90.2)
 -------------------------------------------------------------------------------
 Cash and equivalents at beginning of
  period                                    329.9     334.8      302.2    345.7
 -------------------------------------------------------------------------------
 CASH AND EQUIVALENTS AT END OF PERIOD    $ 310.2  $  255.5      310.2  $ 255.5
 ===============================================================================
 See accompanying Financial comments.

     FINANCIAL COMMENTS (UNAUDITED)

     BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1996 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and the nine months ended September 30, 1997 do not necessarily indicate the results that may be expected for the full year
       The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

     NET INCOME PER COMMON SHARE
     Net income per common share was computed using net income, reduced by preferred stock cash dividends of $6.9 million for the third quarters of 1997 and 1996 and $20.7 for the nine months ended September 30, 1997 and 1996. Adjusted net income was divided by the weighted average shares of common stock outstanding: 688.5 and 697.8 million for the third quarters ended September 30, 1997 and 1996, and 689.9 and 699.1 million for the nine months ended September 30, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, (SFAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods to disclose diluted net income per common share in addition to its current basic net income per common share. Pro forma diluted net income per common share amounts, calculated in accordance with SFAS 128, were $0.63 and $0.61 for the third quarters ended September 30, 1997 and 1996, and $1.71 and $1.59 for the nine months ended September 30, 1997 and 1996, respectively.

     ASSET IMPAIRMENT
     In first quarter 1996, the Company recorded a $16 million pre-tax charge to other operating (income) expense, equivalent to 2 cents per common share, related to restaurant sites in Mexico.

     COMMON EQUITY PUT OPTIONS
     In third quarter 1997, the Company sold 1.0 million common equity put options which expire at various dates in November 1997. At September 30, 1997, the $51.5 million exercise price of these options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

     Item 2.  Management's Discussion And Analysis Of Financial Condition
     --------------------------------------------------------------------
     And Results Of Operations
     -------------------------

     INCREASES (DECREASES) IN OPERATING RESULTS OVER 1996


     Dollars in millions, except           Nine Months            Quarters
     per common share data             Ended September 30   Ended September 30
     -------------------------------------------------------------------------
     SYSTEMWIDE SALES                  $1,580.3      7%       $513.6      6%
     -------------------------------------------------------------------------
     REVENUES
     Sales by Company-operated
       restaurants                     $  460.6      8%       $192.9     10%
     Revenues from franchised and
       affiliated restaurants             130.7      6          39.3      5
     -------------------------------------------------------------------------
       TOTAL REVENUES                     591.3      8         232.2      8
     -------------------------------------------------------------------------
     OPERATING COSTS AND EXPENSES
     Company-operated restaurants         398.8      9         174.0     11
     Franchised restaurants-
       occupancy costs                     33.2      8          11.7      8
     General, administrative
       and selling expenses                71.3      7          27.6      8
     Other operating (income)
       expense-net                         (6.5)   N/M           7.5    N/M
     -------------------------------------------------------------------------
       TOTAL OPERATING COSTS
       AND EXPENSES                       496.8      8         220.8     11
     -------------------------------------------------------------------------
     OPERATING INCOME                      94.5      5          11.4      2
     -------------------------------------------------------------------------
     Interest expense                      18.0      7           9.4     11
     Nonoperating (income)
       expense-net                        (13.9)   N/M          (7.2)   N/M
     -------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR
        INCOME TAXES                        90.4      5           9.2      1
     -------------------------------------------------------------------------
     Provision for income taxes            21.4      4           0.9      0
     -------------------------------------------------------------------------
     NET INCOME                        $   69.0      6%       $  8.3      2%
     =========================================================================
     NET INCOME PER COMMON
       SHARE                           $    .13      8%       $  .02      3%
     -------------------------------------------------------------------------
     (N/M) Not meaningful

     CONSOLIDATED OPERATING RESULTS
     Net income per common share and net income increased eight and six percent, respectively, for the nine months, and three and two percent, respectively, for the quarter. Changing foreign currencies significantly reduced reported results for the nine months and quarter. Excluding the $16 million non-cash charge for the adoption of SFAS 121 in first quarter 1996 and the foreign currency translation effect, net income per common share and net income would have increased ten and eight percent, respectively, for the nine months. For the quarter, net income per common share and net income would have increased eight and six percent, respectively, excluding the negative foreign currency translation effect.
       During the quarter, the Company repurchased 1.5 million shares of common stock for approximately $75 million, bringing total share repurchase for the nine months to 12.2 million shares for about $575 million. Fewer shares outstanding resulted in higher increases in net income per common share compared with the increases in net income.
       Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees are based upon a percent of sales with specified minimum payments. On a global basis, the increases in sales and revenues for both periods were primarily due to expansion, offset in part by weaker foreign currencies.
       The lower number of restaurant additions for the nine months was primarily due to the previously announced satellite restaurant closings in the U.S. and fewer satellite additions outside the U.S.

     -----------------------------------------------------------------------
     RESTAURANT ADDITIONS                    Nine Months     Quarters Ended
                                                Ended         September 30
                                            September 30
                                            1997     1996     1997     1996
     -----------------------------------------------------------------------
     U.S.                                    155      484       71      171
     Outside the U.S.                      1,069    1,127      392      557
     -----------------------------------------------------------------------
          Total restaurant additions       1,224    1,611      463      728
     ----------------------------------------------------------------------
     RESTAURANTS UNDER CONSTRUCTION                          At September 30
                                                              1997     1996
     -----------------------------------------------------------------------
     U.S.                                                      128      191
     Outside the U.S.                                          438      396
     -----------------------------------------------------------------------
          Total restaurants under construction                 566      587
     -----------------------------------------------------------------------

       Company-operated margins as a percent of sales decreased for the nine months and for the quarter. For both periods, food & paper costs and occupancy & other operating costs increased as a percent of sales, while payroll costs decreased.
       Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues decreased for both periods, franchised margin dollars increased five percent for the nine months and four percent for the quarter.

     -------------------------------------------------------------------------
     CONSOLIDATED OPERATING MARGINS     Nine Months Ended     Quarters Ended
                                           September 30        September 30
                                          1997      1996      1997      1996
     -------------------------------------------------------------------------
     In millions of dollars
     Company-operated                    1,102.5   1,040.7    402.4      383.5
     Franchised                          1,977.1   1,879.6    693.6      666.0

       Combined operating margins        3,079.6   2,920.3  1,096.0    1,049.5
     As a percent of sales/revenues
     Company-operated                       18.3      18.7     18.6       19.5
     Franchised                             81.3      81.7     81.8       82.4
     -------------------------------------------------------------------------

       The increases in general, administrative & selling expenses were primarily due to strategic global spending to support the Convenience, Value and Execution Strategies, including costs associated with expansion outside the U.S. and continued investment in developing countries, offset in part by weaker foreign currencies. In addition, the quarter included incremental U.S. marketing costs, which are also expected to affect the fourth quarter.
       Other operating (income) expense--net is composed of transactions related to franchising and the foodservice business. Gains on sales of restaurant businesses were lower since fewer were sold. The other category reflected lower expense for the nine months and slightly increased expense for the quarter. The lower expense for the nine months was primarily due to the $16 million charge for the adoption of SFAS 121 in first quarter 1996, and lower provisions for property dispositions in 1997.

     ------------------------------------------------------------------------
     OTHER OPERATING (INCOME)        Nine Months Ended       Quarters Ended
     EXPENSE-NET                        September 30          September 30
     In millions of dollars            1997       1996       1997      1996
     ------------------------------------------------------------------------
     Gains on sales of restaurant
     businesses                       $(37.1)    $(57.1)  $  (9.5)    $(14.8)
     Equity in earnings of
     unconsolidated affiliates         (59.5)     (60.8)    (26.3)     (26.4)
     Other (income) expense              6.4       34.2       0.9       (1.2)
     ------------------------------------------------------------------------
     Other operating (income)
     expense--net                     $(90.2)    $(93.7)   $(34.9)    $(42.4)
     ========================================================================

       Consolidated operating income increased $94.5 million or five percent and $11.4 million or two percent for the nine months and quarter, respectively. The increases reflected higher combined operating margin dollars for both periods and higher other operating income for the nine months, offset in part by higher general, administrative & selling expenses and weaker foreign currencies in both periods.
       Higher interest expense in both periods reflected higher debt levels, offset in part by lower average interest rates and weaker foreign currencies. Contributing to the increase in debt levels was about $375 million of borrowings during the quarter to fund the retirement of preferred stock issued by a foreign subsidiary.
       Nonoperating (income) expense--net reflected lower charges for minority interests in both periods of 1997, and for the nine months ended September 30, 1996, losses associated with the reduction of the carrying value of the Company's investment in Discovery Zone common stock to zero. In addition, translation gains were lower for the nine months and higher for the quarter.
       The effective income tax rate was 32.3 and 31.9 percent for the nine months and quarter of 1997, respectively, compared with 32.7 and
     32.2 percent for the corresponding periods of 1996. For the year 1997, the Company expects the effective tax rate to be about 32.0 percent.

     OPERATING RESULTS OUTSIDE THE U.S.
     The sales increases outside the U.S. for both periods were driven primarily by expansion, offset in part by weaker foreign currencies. Comparable sales in constant currencies were slightly negative for the nine months and slightly positive for the quarter. If exchange rates had remained at 1996 levels, sales outside the U.S. would have increased 16 percent for both periods. Severe weather in Europe in the first quarter and Asia/Pacific in the third quarter, along with weak economies in some of our major markets, negatively affected results.

     ----------------------------------------------------------------------
     OPERATING RESULTS OUTSIDE         Nine Months Ended    Quarters Ended
     THE U.S.                            September 30        September 30
                                        1997      1996      1997      1996
     ----------------------------------------------------------------------
     Percent increase
     SALES
      As reported                           8        10         6         9
      Excluding foreign currency
      translation                          16        15        16        14
     REVENUES
      As reported                          13        14        13        13
      Excluding foreign currency
      translation                          19        17        21        15
     OPERATING INCOME
      As reported                           9         9         5        11
      Excluding foreign currency
      translation                          16        12        14        14
      Excluding SFAS 121 charge and
      foreign currency translation         14        13        14        14
     As a percent of sales/revenues
     Company-operated margins            19.2      19.8      19.9      21.0
     Franchised margins                  81.6      81.7      82.2      82.8
     -------------------------------------------------------------------------

         Revenues increased at a faster rate than sales in both periods. This was primarily due to the weakening Japanese Yen, which had a greater effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.
         Of the larger international markets, the following had strong sales and operating income growth on a constant currency basis for both periods of 1997: the Philippines and Taiwan in Asia/Pacific; England, Italy, Spain, and Sweden in Europe; and Argentina, Brazil and Mexico in Latin America. Our operations in Canada were negatively affected by increased competition and low consumer spending due to high unemployment; weak economies also negatively affected our operations in France and Germany, although France showed improvement in the second and third quarters.
         The increases in operating income outside the U.S. were driven by higher Company-operated and franchised margin dollars, for both periods, and an increase in other operating income for the nine months. Higher general, administrative & selling expenses, associated with expansion and continued investment in developing countries, and weaker foreign currencies partially offset these increases.
         Company-operated margins as a percent of sales declined in both periods. As a percent of sales, increases in food & paper costs and occupancy & other operating costs in both periods were offset in part by decreases in payroll costs.
         Franchised margins as a percent of revenues were relatively flat for the nine months and decreased for the quarter.

     IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS
     While changing foreign currencies affect reported results, McDonald's lessens exposures by financing in local currencies, hedging certain foreign-denominated cash flows and, where practical, by purchasing goods and services in local currencies.
       The weakening Japanese Yen, Deutsche Mark and French Franc were the primary foreign currencies that negatively affected reported results in both periods.  The following table presents the 1997 results translated at 1996 rates compared with reported results.
     --------------------------------------------------------------------------
     FOREIGN CURRENCY TRANSLATION EFFECT ON WORLDWIDE RESULTS
     --------------------------------------------------------------------------
     Dollars in millions except
     per common share data
     --------------------------------------------------------------------------
                                                                  Increase
     --------------------------------------------------------------------------
                        Adjusted    Reported      Change     Adjusted  Reported
     --------------------------------------------------------------------------
     Nine months ended September 30, 1997
     --------------------------------------------------------------------------
     Systemwide sales  $26,016.7   $25,107.9       $908.8       11%        7%
     Operating income    2,189.8     2,113.1         76.7        8         5
     Net income          1,269.2     1,231.6         37.6        9         6
     Net income per
     common share           1.81        1.76          .05       11         8
     --------------------------------------------------------------------------
     Quarter ended September 30, 1997
     --------------------------------------------------------------------------
     Systemwide sales   $9,206.3   $8,799.7        $406.6       11%        6%
     Operating income      794.5      755.4          39.1        7         2
     Net income            465.4      448.9          16.5        6         2
     Net income per
     common share            .67        .64           .03        8         3
     --------------------------------------------------------------------------


     U.S. OPERATING RESULTS
     U.S. sales increased in both periods primarily due to restaurant expansion (397 restaurants were added in the 12 months ended September 30, 1997). U.S. comparable sales were positive for both periods.
     This performance reflected successful marketing and promotions including Monopoly, Chicken McNuggets, Teenie Beanie Babies and Hercules and disappointing results from the price component of Campaign 55.

     ----------------------------------------------------------------------
     U.S. OPERATING RESULTS            Nine Months Ended    Quarters Ended
                                         September 30        September 30
                                        1997      1996      1997      1996
     ----------------------------------------------------------------------
     Percent increase/(decrease)
     Sales                                 5         3         6        2
     Revenues                              1         3         2        1
     Operating income                      -        (3)       (2)      (5)
     ----------------------------------------------------------------------
     As a percent of sales/revenues
     Company-operated margins            16.6      16.8      15.9     16.8
     Franchised margins                  81.2      81.7      81.6     82.1
     ----------------------------------------------------------------------

         U.S. sales increased at a faster rate than revenues primarily because the number of U.S. Company-operated restaurants decreased over the past year, while the number of franchised and affiliated restaurants increased.
         U.S. operating income was flat for the nine months and decreased for the quarter. In both periods, this performance reflected lower Company-operated margin dollars, higher general, administrative & selling expenses, and lower other operating income, offset in part by higher franchised margin dollars.
         Company-operated margins as a percent of sales declined for both periods. Cost trends as a percent of sales follow: food & paper costs increased for both periods and occupancy & other operating expenses decreased for both periods, while payroll decreased for the nine months and remained flat for the quarter.
         Franchised margins as a percent of revenues declined for both periods. These declines reflected slower revenue growth as a result of decreased initial franchise fees driven by fewer openings, and rent adjustments, partially offset by positive comparable sales. The margins were also negatively affected by higher occupancy costs, primarily rent expense, driven by an increase in the number of leased sites.

     FINANCIAL POSITION
     Cash provided by operations for the nine months ended September 30, 1997 was relatively flat compared with the same period in 1996, partly due to the refund of about $110 million in security deposits to U.S. owner/operators. Together with other sources of cash such as borrowings, cash provided by operations was used primarily for capital expenditures, debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 10% for the nine months ended September 30, 1997 resulted primarily from fewer restaurant additions in 1997 compared with 1996. In the U.S., capital expenditures decreased 36% while outside the U.S. capital expenditures increased 7%. The Company expects to add about 2,100 restaurants in 1997, with about 85% being outside the U.S.

     FORWARD-LOOKING STATEMENTS
      Certain forward-looking statements are included in this report. They use such words a "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to changes in global and local business and economic conditions; legislation and governmental regulation; competition; success of operating initiatives and advertising and promotional efforts; food, labor and other operating costs; availability and cost of land and construction; accounting policies and practices; consumer preferences, spending patterns and demographic trends; political or economic instability in local markets; and currency exchange rates.

     NINE MONTHS AND THIRD QUARTER HIGHLIGHTS


     OPERATING RESULTS
     ---------------------------------------------------------------------------
     Dollars in millions, except    Nine Months Ended        Quarters Ended
     per common share data             September 30           September 30
                                     1997       1996        1997        1996
     ---------------------------------------------------------------------------
     Systemwide sales              $25,107.9  $23,527.6   $8,799.7    $8,286.1
     ---------------------------------------------------------------------------
     U.S. sales                     12,851.2   12,184.7    4,441.9     4,183.1
       Operated by franchisees       9,965.0    9,422.6    3,448.6     3,232.5
       Operated by the Company       2,029.4    2,085.2      692.8       703.7
       Operated by affiliates          856.8      676.9      300.5       246.9
     ---------------------------------------------------------------------------
     Sales outside the U.S.         12,256.7   11,342.9    4,357.8     4,103.0
       Operated by franchisees       5,627.7    5,402.3    1,982.2     1,967.1
       Operated by the Company       3,996.4    3,480.0    1,465.7     1,261.9
       Operated by affiliates        2,632.6    2,460.6      909.9       874.0
     ---------------------------------------------------------------------------
     Total revenues                  8,456.2    7,864.9    3,006.0     2,773.8
       U.S.                          3,453.7    3,432.5    1,191.6     1,168.5
       Outside the U.S.              5,002.5    4,432.4    1,814.4     1,605.3
     ---------------------------------------------------------------------------
     Operating income                2,113.1    2,018.6      755.4       744.0
       U.S.                            924.8      926.4      313.4       321.2
       Outside the U.S.              1,233.5    1,131.1      460.6       439.6
       Corporate G&A                   (45.2)     (38.9)     (18.6)      (16.8)
     ---------------------------------------------------------------------------
     Income before provision for
     income taxes                    1,817.9    1,727.5      659.1       649.9
     Net income                      1,231.6    1,162.6      448.9       440.6
     Net income per common share        1.76       1.63        .64         .62
     ---------------------------------------------------------------------------
     Cash provided by operations     1,720.2    1,722.5      744.4       701.7
     ---------------------------------------------------------------------------
     Total assets                   17,972.2   16,543.1
     Total shareholders' equity      9,164.5    8,554.4
     ---------------------------------------------------------------------------



     RESTAURANTS


     -------------------------------------------------------------------------
                                              At September 30, 1997       1996
     -------------------------------------------------------------------------
     Systemwide restaurants                                  22,246     19,991
     -------------------------------------------------------------------------
     U.S.                                                    12,249     11,852
       Operated by franchisees                                9,600      9,299
       Operated by the Company                                1,796      1,823
       Operated by affiliates                                   853        730
     -------------------------------------------------------------------------
     Outside the U.S.                                         9,997      8,139
       Operated by franchisees                                4,309      3,686
       Operated by the Company                                2,862      2,281
       Operated by affiliates                                 2,826      2,172
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

                    (ii) 7 1/2% Subordinated Deferrable Interest Debentures due 2037. Supplemental Indenture No. 2 dated as of January 14, 1997, incorporated herein by reference from Form 8-K dated January 9, 1997.

                    (iii)  7.31% Subordinated Deferrable Interest
                           Debentures due 2027.  Supplemental Indenture
                           No. 3 dated as of September 24, 1997,
                           incorporated by reference from Form 8-K dated September 19, 1997.

     Exhibit Number               Description
     --------------               -----------
          (10) Material Contracts

               (a) Directors' Stock Plan, as amended and restated, filed herewith.*

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

                    (i) Amendment No. 1 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.
                    (ii) Amendment No. 2 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.
                    (iii) Amendment No. 3 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.

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

               (e) 1992 Stock Ownership Incentive Plan, incorporated by reference from Form 10-Q for the quarter ended June 30, 1997*.

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, filed herewith.*

               (g) Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

               (h)  Employment Agreement filed herewith.*


      (11) Statement re:  Computation of per share earnings.

      (12) Statement re:  Computation of ratios.

      (27) Financial Data Schedule

      (99) Press Release dated November 10, 1997 "McDonald's Corporation's 1997 Biennial Analyst Meeting Opening Highlights"

     --------------------
     * Denotes compensatory plan.

     Exhibit Number               Description
     --------------               -----------

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

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to November 12, 1997.

                                                    Financial Statements
                Date of Report       Item Number    Required to be Filed
                --------------       -----------    --------------------
                July 9, 1997           Item 7              No
                July 17, 1997          Item 7              No
                September 19, 1997     Item 5              No
                October 17, 1997       Item 7              No

                                   Signature
                                  -----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           McDONALD'S CORPORATION
                                (Registrant)







                          By  /s/ Michael L. Conley
                                  ----------------------
                                     (Signature)

                              Michael L. Conley
                              Executive Vice President,
                              Chief Financial Officer






     November 12, 1997
     -----------------
          (Date)