Form 10-K
period 1997-12-31
MCDONALDS CORP
filed 1998-03-30
CIK 63908

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                         Commission File Number 1-5231

                             MCDONALD'S CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                       36-2361282
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

            McDonald's Plaza
           Oak Brook, Illinois                                   60523
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (630) 623-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
-------------------------------------------       ------------------------------
Common stock, $.01 par value                      New York Stock Exchange
                                                  Chicago Stock Exchange
Preferred Share Purchase Rights                   New York Stock Exchange
8-7/8% Debentures due 2011                        New York Stock Exchange
7-3/8% Notes due 2002                             New York Stock Exchange
6-3/4% Notes due 2003                             New York Stock Exchange
7-3/8% Debentures due 2033                        New York Stock Exchange
6-5/8% Notes due 2005                             New York Stock Exchange
7.05% Debentures due 2025                         New York Stock Exchange
7.5% Subordinated Deferrable Interest
Debentures due 2036                               New York Stock Exchange
7.5% Subordinated Deferrable Interest
Debentures due 2037                               New York Stock Exchange
7.31% Subordinated Deferrable Interest
Debentures due 2027                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by nonaffiliates of the registrant is $32,223,113,320 and the number of shares of common stock outstanding is 685,853,427 as of January 31, 1998.

     Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's 1998 definitive proxy statement which will be filed no later than 120 days after December 31, 1997.
================================================================================

                                    PART I

ITEM 1. BUSINESS

  McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

(A) GENERAL DEVELOPMENT OF BUSINESS

  In 1997, the Company reorganized its United States business into five geographic divisions, each led by a newly appointed divisional president and management team. The reorganization was designed to place management decision-making and accountability closer to the Company's customers, restaurants and franchisees.

  There have been no other significant changes to the Company's corporate structure during 1997, nor material changes in the Company's method of conducting business.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Industry segment data for the years ended December 31, 1997, 1996 and 1995 is included in Part II, Item 8, page 20 of this Form 10-K.

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

  The Company's franchising program is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital--initially, by purchasing equipment, signs, seating, and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building; franchisees then contribute to the Company's revenues through payment of rent and service fees or royalties based upon a percent of sales, with specified minimum payments. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Further discussion regarding site selection is included in Part I, Item 2, page 4 of this Form 10-K.

  Training begins at the restaurant with one-on-one instruction and videotapes. Aspiring restaurant managers progress through a development program of classes in management and basic and intermediate operations. Assistant managers are eligible to attend the advanced operations and management class at one of the five Hamburger University (H.U.) campuses in the U.S., Germany, England, Japan or Australia. The curriculum at H.U. concentrates on skills and practices essential to delivering customer satisfaction and running a restaurant business.

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

 Products

  McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac, Quarter Pounder with Cheese and Arch Deluxe sandwiches, the Filet-O-Fish, Grilled Chicken Deluxe and Crispy Chicken Deluxe, french fries, Chicken McNuggets, salads, milk shakes, sundaes and cones, pies, cookies and a limited number of soft drinks and other beverages. In addition, the restaurants sell a variety of products during limited promotional time periods. McDonald's restaurants operating in the United States are open during breakfast hours and offer a full breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage; three varieties of biscuit sandwiches; and Apple-Bran muffins. McDonald's restaurants in many countries around the world offer many of these same products as well as other products and limited breakfast menus. The Company tests new products on an ongoing basis.

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

 Working capital practices

  Information about the Company's working capital practices is incorporated herein by reference to Management's Discussion and Analysis of the Company's financial position and the consolidated statement of cash flows for the years ended December 31, 1997, 1996 and 1995 in Part II, Item 7, pages 15 through 19, and Part II, Item 8, page 23 of this Form 10-K.

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

  In the U.S., about 445,000 restaurants generate nearly $244 billion in annual sales. McDonald's accounts for about 2.8% of those restaurants and approximately 7.0% of those sales. No reasonable estimate can be made of the number of competitors outside the U.S.; however, the Company's business in foreign markets continues to grow.

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

 Environmental matters

  The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1997, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

 Number of employees

  During 1997, the Company's average number of employees worldwide, including company-operated restaurant employees, was approximately 267,000.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

  Financial information about foreign and domestic markets is incorporated herein by reference from Management's Discussion and Analysis and Segment and Geographic Information in Part II, Item 7, pages 8 through 19 and Part II,
Item 8, page 30, respectively, of this Form 10-K.

ITEM 2. PROPERTIES

  The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. In order to ensure long-term occupancy and control of the related costs, the Company owns restaurant sites and buildings or secures long-term leases. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to lower average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's Discussion and Analysis and the related financial statements and footnotes in Part II, Item 7, pages 8 through 19 and
Part II, Item 8, pages 22, 23, 25, 26, 28, 29 and 31 respectively, of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

  The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company's entire business. The following is a brief description of the more significant of these categories of lawsuits and government regulations.

The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

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

SUPPLIERS

  The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the United States, food, paper, or related items to any McDonald's restaurants. The Company relies upon independent suppliers which are required to meet and maintain the Company's standards and specifications. There are a number of such suppliers worldwide and on occasion disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and McDonald's business relationship with suppliers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  All of the executive officers of McDonald's Corporation as of March 1, 1998 are shown below. Unless otherwise indicated, each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1998 Board of Directors' meeting.

                                                                                          NUMBER OF
                                                                               NUMBER OF  YEARS IN
                                                                      DATE OF  YEARS WITH  PRESENT
    NAME                                    OFFICE                     BIRTH    COMPANY   POSITION
    ----                  ------------------------------------------- -------- ---------- ---------
Robert M. Beavers, Jr...  Senior Vice President                        1/27/44     34          4
James R. Cantalupo......  President and Chief Executive Officer--     11/14/43     23          6
                           McDonald's International
John S. Charlesworth....  Division President                           5/30/46     23          *
Winston B. Christiansen.  Executive Vice President                     7/31/47     27          2
Michael L. Conley.......  Executive Vice President and Chief           3/28/48     23          1
                           Financial Officer
Kevin E. Dunn...........  Division President                            1/6/53     23          *
Alan D. Feldman(1)......  Division President                            3/6/52      3          *
Jack M. Greenberg.......  Vice Chairman, Chairman and Chief            9/28/42     16          *
                           Executive Officer--McDonald's USA
Jeffrey B. Kindler(2)...  Executive Vice President, Corporate          5/13/55      2          *
                           General Counsel
Debra A. Koenig.........  Division President                           6/30/52     21          *
Christopher Pieszko.....  Senior Vice President, Corporate Controller  12/2/55     19          *
Michael R. Quinlan......  Chairman, Chief Executive Officer            12/9/44     34          8
Michael J. Roberts......  Division President                          10/20/50     20          *
James A. Skinner........  President--Europe Group                     10/25/44     27          *
Stanley R. Stein........  Executive Vice President                     4/17/42     23          *
Fred L. Turner..........  Senior Chairman                               1/6/33     41          8

--------
*Less than one year in current position.
(1) Mr. Feldman joined the Company in 1994 as Corporate Vice President. He assumed his current position in 1997. Prior thereto, Mr. Feldman served as Senior Vice President and Chief Financial Officer of Pizza Hut, Inc.
(2) Mr. Kindler joined the Company in 1996 as Senior Vice President, General Counsel. He assumed his current position in 1997. Prior thereto, Mr. Kindler served as Vice President, Senior Counsel of General Electric Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York and Chicago.

  The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share.

                                     1997                       1996
                          -------------------------- --------------------------
                                        DIVIDEND PER               DIVIDEND PER
   QUARTER                 HIGH   LOW   COMMON SHARE  HIGH   LOW   COMMON SHARE
   -------                ------ ------ ------------ ------ ------ ------------
   First................. 49 3/8 42 1/2    .0750     54 1/4 42 1/2    .0675
   Second................ 54 7/8 46 3/4    .0825     50 3/8 45 3/8    .0750
   Third................. 54 3/4 45 3/4    .0825     49     41        .0750
   Fourth................ 49 5/8 42 1/8    .0825     49 3/8 43 3/4    .0750
                          ------ ------    -----     ------ ------    -----
   Year.................. 54 7/8 42 1/8    .3225     54 1/4 41        .2925
                          ====== ======    =====     ====== ======    =====

  The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 1998 was estimated to be 976,000.

  Given the Company's returns on equity and assets, the Company's management believes it is prudent to reinvest a significant portion of earnings back into the business. The Company has paid 88 consecutive quarterly dividends on common stock through March 30, 1998, has increased the per share amount 23 times since the first dividend was paid in 1976, and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

ITEM 6. SELECTED FINANCIAL DATA

                                11-YEAR SUMMARY
   (DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA AND AVERAGE RESTAURANT
                                    SALES)

                           1997    1996   1995   1994   1993   1992   1991   1990   1989   1988   1987
                          ------- ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
Systemwide sales........  $33,638 31,812 29,914 25,987 23,587 21,885 19,928 18,759 17,333 16,064 14,330
Systemwide sales by type
 Operated by
  franchisees...........  $20,863 19,969 19,123 17,146 15,756 14,474 12,959 12,017 11,219 10,424  9,452
 Operated by the
  Company...............  $ 8,136  7,571  6,863  5,793  5,157  5,103  4,908  5,019  4,601  4,196  3,667
 Operated by affiliates.  $ 4,639  4,272  3,928  3,048  2,674  2,308  2,061  1,723  1,513  1,444  1,211
Average sales by
 Systemwide restaurants
 (in thousands).........  $ 1,592  1,708  1,844  1,800  1,768  1,733  1,658  1,649  1,621  1,596  1,502
Total revenues..........  $11,409 10,687  9,795  8,321  7,408  7,133  6,695  6,640  6,066  5,521  4,853
Revenues from franchised
 and affiliated
 restaurants............  $ 3,272  3,116  2,931  2,528  2,251  2,031  1,787  1,621  1,465  1,325  1,186
Operating income........  $ 2,808  2,633  2,601  2,241  1,984  1,862  1,679  1,596  1,438  1,288  1,160
Income before provision
 for income taxes.......  $ 2,407  2,251  2,169  1,887  1,676  1,448  1,299  1,246  1,157  1,046    959
Net income..............  $ 1,643  1,573  1,427  1,224  1,083    959    860    802    727    646    549(1)
Cash provided by
 operations.............  $ 2,442  2,461  2,296  1,926  1,680  1,426  1,423  1,301  1,246  1,177  1,051
Capital expenditures....  $ 2,111  2,375  2,064  1,539  1,317  1,087  1,129  1,571  1,555  1,321  1,027
Treasury stock
 purchases..............  $   765    605    321    500    628     92    117    157    497    136    143
Financial position at
 year end
 Net property and
  equipment.............  $14,961 14,352 12,811 11,328 10,081  9,597  9,559  9,047  7,758  6,800  5,820
 Total assets...........  $18,242 17,386 15,415 13,592 12,035 11,681 11,349 10,668  9,175  8,159  6,982
 Total debt.............  $ 6,463  5,523  4,836  4,351  3,713  3,857  4,615  4,792  4,036  3,269  2,784
 Total shareholders'
  equity................  $ 8,852  8,718  7,861  6,885  6,274  5,892  4,835  4,182  3,550  3,413  2,917
Per common share
 Net income(2)..........  $  2.35   2.21   1.97   1.68   1.45   1.30   1.17   1.10    .97    .86    .72(1)
 Net income--diluted(2).  $  2.29   2.16   1.93   1.63   1.42   1.27   1.14   1.07    .96    .85    .71(1)
 Dividends declared.....  $   .32    .29    .26    .23    .21    .20    .18    .17    .15    .14    .12
 Market price at year
  end...................  $47 3/4 45 3/8 45 1/8 29 1/4 28 1/2 24 3/8     19 14 1/2 17 1/4     12     11
Systemwide restaurants
 at year end............   23,132 21,022 18,380 15,950 14,163 13,093 12,418 11,803 11,162 10,513  9,911
Systemwide restaurants
  by type Operated by
  franchisees...........   14,265 13,428 12,217 10,965  9,933  9,237  8,735  8,131  7,573  7,110  6,760
 Operated by the
  Company...............    5,000  4,357  3,816  3,238  2,746  2,551  2,547  2,643  2,691  2,600  2,399
 Operated by affiliates.    3,867  3,237  2,347  1,747  1,484  1,305  1,136  1,029    898    803    752
Number of countries at
 year end...............      109    101     89     79     70     65     59     53     51     50     47

--------
(1) Before the cumulative prior years' benefit from the change in accounting for income taxes.
(2) Net income per common share data is presented in conformity with SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
-------------------------------------------------------------------------------

  The following table presents the changes in the Company's operating results for the years ended 1997 and 1996.

CHANGES IN OPERATING RESULTS FROM PRIOR YEAR

                                            1997                  1996
                                    --------------------- ---------------------
                                    INCREASE/(DECREASE)   INCREASE/(DECREASE)
                                    -------------------   -------------------
                                      AMOUNT        %       AMOUNT        %
                                    ------------ -------- ------------ --------
                                          (DOLLARS IN MILLIONS, EXCEPT
                                             PER COMMON SHARE DATA)
      Systemwide sales............  $     1,826         6 $     1,898         6
                                    -----------  -------- -----------  --------
      Revenues
        Sales by Company-operated
         restaurants..............  $       566         7 $       707        10
        Revenues from franchised
         and affiliated
         restaurants..............          156         5         185         6
                                    -----------  -------- -----------  --------
          Total revenues..........          722         7         892         9
                                    -----------  -------- -----------  --------
      Operating costs and expenses
        Company-operated
         restaurants..............          486         8         616        11
        Franchised restaurants....           44         8          55        11
        Selling, general and
         administrative expenses..           84         6         130        11
        Other operating (income)
         expense--net                       (68)      n/m          60       n/m
                                    -----------  -------- -----------  --------
          Total operating costs
           and expenses...........          546         7         861        12
                                    -----------  -------- -----------  --------
      Operating income*...........          176         7          31         1
                                    -----------  -------- -----------  --------
      Interest expense............           22         6           2         1
      Nonoperating (income)
       expense--net                          (2)      n/m         (53)      n/m
                                    -----------  -------- -----------  --------
      Income before provision for
       income taxes...............          156         7          82         4
                                    -----------  -------- -----------  --------
      Provision for income taxes..           86        13         (63)       (9)
                                    -----------  -------- -----------  --------
      Net income..................  $        70         4 $       145        10
                                    ===========  ======== ===========  ========
      Net income per common share.  $       .14         6 $       .24        12
      Net income per common
       share--diluted.............          .13         6         .23        12

--------
* Excluding the 1996 asset impairment and special charges discussed on page 13, 1997 and 1996 operating income would have increased $88 million or 3%, and $119 million or 5%, respectively.
  n/m=not meaningful

RESTAURANTS

  McDonald's continues to invest in the future through prudent and strategic expansion. In 1997, the Company added 2,110 restaurants Systemwide, compared with 2,642 in 1996 and 2,430 in 1995. In 1998, the Company plans to add a similar number of restaurants as were added in 1997, with a continued emphasis on full-menu traditional restaurants primarily in international locations.

                                               1997   1996   1995  TEN YEARS AGO
                                              ------ ------ ------ -------------
      U.S.................................... 12,380 12,094 11,368     7,567
      Europe.................................  3,886  3,283  2,595       753
      Asia/Pacific...........................  4,456  3,633  2,735       951
      Latin America..........................  1,091    837    665        99
      Other..................................  1,319  1,175  1,017       541
                                              ------ ------ ------     -----
      Systemwide restaurants................. 23,132 21,022 18,380     9,911
                                              ====== ====== ======     =====

  The U.S. expansion rate declined in 1997 partly due to the previously announced satellite restaurant closings. Additionally, U.S. traditional restaurant expansion slowed due to a more stringent selection process.

  Asia/Pacific's percent of total restaurants has grown primarily due to Japan's significant expansion. Japan added 433 restaurants in 1997, 522 in 1996 and 313 in 1995, representing about 20% of Systemwide restaurants opened in 1997 and 1996, and 13% in 1995. About two-thirds of Japan's restaurant additions are smaller and have lower average development costs and lower average sales volumes than traditional restaurants. Therefore, these additions affect unit growth more than sales growth.

  At the end of 1997, 85% of Systemwide restaurants were in the following 11 markets--Australia, Brazil, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Taiwan and the U.S. (major markets). This compares with 88% for 1996. In 1997, 64% of restaurant additions were in these major markets, and we anticipate a similar percent for 1998. New and emerging markets like China, the Philippines, and the Africa/Middle East and Central Europe regions are expected to represent a greater percent of restaurant additions. Additionally, rapid expansion is expected to continue in Latin America.

                                               1997   1996   1995  TEN YEARS AGO
                                              ------ ------ ------ -------------
      Operated by franchisees................ 14,265 13,428 12,217     6,760
      Operated by the Company................  5,000  4,357  3,816     2,399
      Operated by affiliates.................  3,867  3,237  2,347       752
                                              ------ ------ ------     -----
      Systemwide restaurants................. 23,132 21,022 18,380     9,911
                                              ====== ====== ======     =====

  Franchisees and affiliates operated 78% of restaurants at year-end 1997. That percentage has remained relatively constant over the past three years.

  About 80% of Company-operated restaurants and 90% of franchised restaurants were located in the major markets in 1997. Restaurants operated by affiliates were principally located in Argentina, Japan, Malaysia, the Philippines and the U.S.

  Most of the satellite restaurants in operation were in Japan and the U.S.

SYSTEMWIDE SALES

  Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Increasing market share and customer satisfaction through expansion, quality, service, cleanliness and value continue to be key strategic initiatives to build sales. Sales increases in 1997 and 1996 were primarily due to restaurant expansion worldwide, partly offset by weaker foreign currencies and, in 1996, negative comparable sales on a constant currency basis. In 1997, 87% of Systemwide sales were in the major markets, compared with 88% in 1996.

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                              (IN MILLIONS)
      U.S............................................... $17,125 $16,370 $15,905
      Europe............................................   7,835   7,377   6,685
      Asia/Pacific......................................   5,616   5,349   4,835
      Latin America.....................................   1,511   1,273   1,129
      Other.............................................   1,551   1,443   1,360
                                                         ------- ------- -------
      Systemwide sales.................................. $33,638 $31,812 $29,914
                                                         ======= ======= =======

  In the U.S., sales increased primarily due to restaurant expansion. Despite a continuing competitive environment, comparable sales increased in 1997 reflecting successful marketing and promotions, including Chicken McNuggets, Monopoly and Teenie Beanie Babies, offset in part by disappointing results from Campaign 55. Comparable sales decreased in 1996 reflecting an extremely competitive U.S. operating environment.

  In Europe, sales increases in 1997 were driven by expansion and higher constant currency comparable sales in England, Italy, the Netherlands and Spain. The 1996 acquisition of about 80 Burghy restaurants supported Italy's impressive sales growth. In addition, although the economy was weak in France, our constant currency comparable sales increased in 1997. These results were partly offset by lower comparable sales in Germany where economic conditions were also weak.

  In Asia/Pacific, the Philippines and Taiwan had strong sales increases in 1997, driven by Extra Value Meal marketing campaigns and restaurant expansion, despite difficult economic conditions in the latter part of the year.

  Brazil contributed one-third of Latin America's total sales growth in 1997, due to accelerated expansion. Higher constant currency comparable sales and expansion were the primary drivers of significant sales growth in Argentina, Mexico, Puerto Rico and Venezuela.

  Sales by Company-operated restaurants grew at a higher rate than Systemwide sales in 1997 and 1996, primarily due to the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants. In addition, the weakening Japanese Yen had a significant negative effect on our Japanese affiliate's sales, which dampened Systemwide sales growth.

                                            1997    1996    1995   TEN YEARS AGO
                                           ------- ------- ------- -------------
                                                       (IN MILLIONS)
      Operated by franchisees............. $20,863 $19,969 $19,123    $ 9,452
      Operated by the Company.............   8,136   7,571   6,863      3,667
      Operated by affiliates..............   4,639   4,272   3,928      1,211
                                           ------- ------- -------    -------
      Systemwide sales.................... $33,638 $31,812 $29,914    $14,330
                                           ======= ======= =======    =======

  While U.S. comparable sales were slightly positive in 1997, average annual sales at U.S. restaurants in operation at least 13 consecutive months declined slightly to $1,425,000. Average sales are affected by several factors: comparable sales, the size of new restaurants and the expansion rate. Expansion affects average sales as new restaurants historically have taken about four years to reach long-term volumes.

  While international constant currency comparable sales declined only slightly in 1997, average annual sales at restaurants in operation at least 13 consecutive months decreased $327,000 to $1,830,000. Nearly half of this decline was due to foreign currency translation. An additional 30% was due to more satellite restaurants which typically have significantly lower sales volumes than traditional restaurants. Finally, average sales have trended lower as we have accelerated expansion and opened more restaurants in lower density areas and countries with lower average sales. Generally, our investment costs are lower for restaurants with lower sales volumes.

TOTAL REVENUES

  Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments along with initial fees. Fees vary by type of site and investment by the Company, and also according to local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms.

  Revenues grow as new restaurants are added and as sales build in existing restaurants. Menu price changes also affect revenues and sales, but it is impractical to quantify their impact because of different pricing structures, new products, promotions and product mix variations among restaurants and markets.

  Revenues increased at a faster rate than Systemwide sales in 1997 and 1996. This was primarily due to the weakening Japanese Yen, which negatively affected sales more than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.

U.S. operating results

                                         1997    1996    1995    1994    1993
                                        ------  ------  ------  ------  ------
                                                  (IN MILLIONS)
      Revenues
        Sales by Company-operated
         restaurants................... $2,691  $2,776  $2,725  $2,550  $2,420
        Revenues from franchised and
         affiliated restaurants........  1,912   1,814   1,749   1,606   1,511
                                        ------  ------  ------  ------  ------
          Total revenues...............  4,603   4,590   4,474   4,156   3,931
                                        ------  ------  ------  ------  ------
      Operating costs and expenses
        Company-operated restaurants...  2,246   2,317   2,244   2,066   1,977
        Franchised restaurants.........    361     334     304     270     247
        Selling, general and
         administrative expenses.......    788     740     682     628     569
        Other operating (income) ex-
         pense--net....................     (3)     55*     (8)    (25)    (18)
                                        ------  ------  ------  ------  ------
          Total operating costs and
           expenses....................  3,392   3,446*  3,222   2,939   2,775
                                        ------  ------  ------  ------  ------
      U.S. operating income............ $1,211  $1,144* $1,252  $1,217  $1,156
                                        ======  ======  ======  ======  ======

--------
*Includes the $72 million special charge.

  U.S. revenues increased $13 million in 1997 and $116 million in 1996. The slower revenue growth in 1997 was primarily because the number of U.S. Company-operated restaurants decreased over the past year, while the number of franchised and affiliated restaurants increased. Lower initial fees resulting from fewer openings also contributed to the slower revenue growth.

  In 1997, Europe accounted for 34% of consolidated revenues. This region's revenues grew $318 million in 1997, compared with growth of $391 million in 1996. In 1997, the growth was primarily driven by strong sales in England, Italy and Russia.

  Asia/Pacific's revenues grew $250 million and $262 million in 1997 and 1996, respectively. In 1997, the consolidation of Singapore, due to increased ownership, along with continued strong results in Taiwan, helped to advance revenues. Difficult economic conditions in certain markets during the latter half of 1997 dampened this increase.

  Latin America's revenues grew $114 million in 1997 and $89 million in 1996. The 1997 growth was primarily due to accelerated expansion in Brazil and Chile's ownership change from an affiliate to a wholly-owned subsidiary.

Operating results outside the U.S.

                                        1997    1996     1995    1994    1993
                                       ------  ------   ------  ------  ------
                                                 (IN MILLIONS)
      Revenues
        Sales by Company-operated
         restaurants.................. $5,445  $4,795   $4,139  $3,242  $2,737
        Revenues from franchised and
         affiliated restaurants.......  1,361   1,301    1,182     923     740
                                       ------  ------   ------  ------  ------
          Total revenues..............  6,806   6,096    5,321   4,165   3,477
                                       ------  ------   ------  ------  ------
      Operating costs and expenses
        Company-operated restaurants..  4,404   3,846    3,304   2,579   2,188
        Franchised restaurants........    253     236      211     165     133
        Selling, general and adminis-
         trative expenses.............    601     574      507     408     335
        Other operating (income) ex-
         pense--net...................   (111)   (101)*    (98)    (59)    (44)
                                       ------  ------   ------  ------  ------
          Total operating costs and
           expenses...................  5,147   4,555*   3,924   3,093   2,612
                                       ------  ------   ------  ------  ------
      Operating income outside the
       U.S............................ $1,659  $1,541*  $1,397  $1,072  $  865
                                       ======  ======   ======  ======  ======

--------
*Includes the $16 million asset impairment charge.

COMPANY-OPERATED MARGINS

  Company-operated margins equal sales by Company-operated restaurants less the operating costs of these restaurants. Consolidated Company-operated margins were 18.3% of sales in 1997, 18.6% in 1996 and 19.2% in 1995.
Operating cost trends as a percent of sales were as follows: food & paper costs increased in 1997 and decreased in 1996; payroll costs decreased in 1997 and were relatively flat in 1996; and occupancy & other operating costs increased in both years.

  U.S. Company-operated margins were 16.5% of sales in 1997 and 1996, and 17.7% in 1995. Stable margins as a percent of sales in 1997 reflected higher food & paper costs related primarily to the Deluxe Line, lower payroll costs related to enhanced labor efficiencies and lower occupancy & other operating costs. The decline in the margin as a percent of sales in 1996 was driven by higher payroll costs, primarily due to increases in average hourly rates, and higher occupancy & other operating costs, partly offset by lower food & paper costs.

  Outside the U.S., Company-operated margins were 19.1% of sales in 1997, compared with 19.8% in 1996 and 20.2% in 1995. In 1997, increases in food & paper costs as well as occupancy & other operating costs as a percent of sales offset a decrease in payroll costs. The decline in the 1996 margin as a percent of sales was due to an increase in occupancy & other operating costs, while food & paper costs and payroll costs were flat.

FRANCHISED MARGINS

  Franchised margin dollars equal revenues from franchised and affiliated restaurants less the Company's occupancy costs (rent and depreciation) associated with these sites. Franchised margin dollars represented about two-thirds of the combined operating margin in both 1997 and 1996.

  Consolidated franchised margins were 81.2% of applicable revenues in 1997, 81.7% in 1996 and 82.4% in 1995. Franchised margins in the U.S. were 81.1% of revenues in 1997, 81.6% in 1996 and 82.6% in 1995. Outside the U.S., franchised margins were 81.4% of revenues in 1997, 81.8% in 1996 and 82.1% in 1995.

  Franchised margins as a percent of applicable revenues declined in 1997 and in 1996, primarily due to a higher proportion of leased sites. For leased sites, financing costs implicit in the lease are included in rent expense, which affects these margins; for owned sites, financing costs are reflected in interest expense, which does not affect these margins. The 1997 decline in the U.S. franchised margin also reflected lower initial fees resulting from fewer openings, and rent adjustments.

  Franchised margins include revenues from restaurants operating under business facilities lease arrangements, net of the Company's expenses for these sites. Under these arrangements, the Company leases the businesses, including equipment, to franchisees who have options to purchase the businesses. Higher fees are charged, but margin percentages are generally lower because of equipment depreciation. The Company is compensated for lower margins by the subsequent gains realized from the exercise of purchase options, accounted for as other operating income. There were 729 restaurants operating under such arrangements at year-end 1997, compared with 627 in 1996 and 491 in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Increases in selling, general and administrative expenses in 1997 and 1996 were primarily due to strategic global spending to support value initiatives, execution strategies and restaurant development, offset in part by weaker foreign currencies. The spending included continued investment in developing countries and support of special marketing efforts and new food initiatives in the U.S. While expenses have been relatively constant as a percent of Systemwide sales at 4.3% in 1997 and 1996, and 4.1% in 1995, our goal is to reduce expenses as a percent of sales.

OTHER OPERATING (INCOME) EXPENSE--NET

  Other operating (income) expense--net includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, net gains or losses from property dispositions and other transactions related to the food service business.

  Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements. The Company's purchase and sale of businesses with its franchisees and affiliates is aimed at achieving an optimal ownership mix in each market. These transactions are an integral part of our franchising business and resulting gains are recorded in operating income.

  Equity in earnings of unconsolidated affiliates--businesses the Company actively participates in, but does not control--is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes.

  Net gains or losses from property dispositions result from disposals of properties due to restaurant closings, relocations and other transactions.

  The increase in other operating income in 1997 was principally due to the 1996 $16 million asset impairment charge related to certain restaurant sites in Mexico and the 1996 $72 million special charge. The special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs by closing approximately 115 low-volume U.S. satellite restaurants, replacing certain restaurant equipment, outsourcing excess property management and implementing other cost efficiencies.

  Equity in earnings of unconsolidated affiliates declined in 1997 and 1996 due to the weakening Japanese Yen and increased ownership of certain foreign markets, changing their classification from affiliates to majority or wholly-owned subsidiaries. Additionally in 1997, gains on sales of restaurant businesses were lower, whereas in 1996, they were higher than the previous year. Lower provisions for property dispositions increased other operating income in 1996, compared with 1995.

OPERATING INCOME

  Operating income increased $176 million or 7% to $2.8 billion in 1997, and $31 million or 1% to $2.6 billion in 1996. Excluding the 1996 asset impairment and special charges, operating income increased 3% in 1997 and 5% in 1996. The increases in 1997 and 1996 were due to higher combined operating margin dollars, offset in part by weaker foreign currencies, higher selling, general and administrative expenses, and in 1997, lower gains on sales of restaurant businesses.

  In 1997, 92% of operating income was from the major markets, compared with 94% in 1996.

  U.S. operating income rose $67 million or 6% in 1997 and decreased $108 million or 9% in 1996. Excluding the 1996 special charge, U.S. operating income was flat in 1997 and decreased 3% in 1996. In 1997, higher U.S. franchised margin dollars were offset by lower Company-operated margin dollars and higher selling, general and administrative expenses. In 1996, higher U.S. franchised margin dollars only partly offset lower Company-operated margin dollars and higher selling, general and administrative expenses.

  Outside the U.S., operating income rose $118 million or 8% in 1997 and $144 million or 10% in 1996. This growth was driven by higher combined operating margin dollars resulting from expansion in 1997 and 1996. In both years, weaker foreign currencies and higher selling, general and administrative expenses partly offset these increases. In 1997, the Deutsche Mark, French Franc and Japanese Yen were the primary currencies affecting reported results. Additionally, 1996 results were negatively impacted by the $16 million asset impairment charge related to certain restaurant sites in Mexico.

  In 1997, Europe accounted for 36% of consolidated operating income. Europe's operating income grew $54 million in 1997 and $115 million in 1996. Weaker currencies offset this region's operating income increase in 1997 by 9% or $82 million, and by 4% or $30 million in 1996. Strong operating results in England, Italy, Spain and Sweden, as well as in France in the last half of the year, drove the increase in operating income in 1997. Difficult economies, primarily in Germany, contributed to the decline in the growth rate in 1997. England, France and Germany accounted for 77% of Europe's operating income in 1997, compared with 80% in 1996.

  Asia/Pacific's operating income grew $14 million in 1997 and $46 million in 1996. Weaker currencies offset this region's operating income increase in 1997 by 7% or $24 million, and by 2% or $5 million in 1996. Difficult economic conditions in many of the markets during the second half of the year contributed to the decline in growth in 1997. This was partly offset by strong operating results in Taiwan and the Philippines, and the change in ownership of our Singapore operations. Australia, Hong Kong, Japan and Taiwan contributed about 90% of Asia/Pacific's operating income in both years.

  Latin America's operating income increased $37 million in 1997 and decreased $3 million in 1996, excluding the $16 million asset impairment charge for Mexico in 1996. Continued expansion of the restaurant base, as well as an increase in constant currency comparable sales, drove improved results across this segment.

INTEREST EXPENSE

  Higher average debt levels, partly offset by weaker foreign currencies and lower average interest rates, accounted for the 1997 and 1996 increases in interest expense.

NONOPERATING (INCOME) EXPENSE--NET

  Nonoperating (income) expense--net includes interest income, gains and losses related to other investments and financings, and miscellaneous income and expense. In 1997, interest income and translation gains were lower than in 1996. In 1996, translation gains were higher than in 1995. Additionally, this category included losses of $22 million in 1996 and $60 million in 1995 associated with the reduction of the carrying value of the Company's investment in Discovery Zone common stock to zero.

PROVISION FOR INCOME TAXES

  The effective income tax rate was 31.8% for 1997, compared with 30.1% for 1996 and 34.2% for 1995. A $50 million tax benefit resulting from certain international transactions was primarily responsible for the unusually low rate in 1996. The Company expects its 1998 effective income tax rate to be in the range of 32.5% to 33.5%.

  Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $451 million in 1997 and $305 million in 1996. Substantially all of the tax assets arose in the U.S. and other profitable markets, and a majority of them are expected to be realized in future U.S. income tax returns.

NET INCOME AND NET INCOME PER COMMON SHARE

  Net income increased 4% in 1997, while net income per common share and net income per common share on a diluted basis increased 6%. In 1996, net income increased 10%, while net income per common share and net income per common share on a diluted basis increased 12%. The spread between the percent increases in net income and net income per common share in each year reflected the positive effects of share repurchases and lower preferred dividends compared with the prior year.

IMPACT OF CHANGING FOREIGN CURRENCIES

  The following table presents the reported results for 1997 and 1996 compared with those results translated at the respective prior year rates:

                                            AS REPORTED           AS ADJUSTED
                                        --------------------  --------------------
                                          1997       1996       1997       1996
                                        ---------  ---------  ---------  ---------
                                        (DOLLARS IN BILLIONS, EXCEPT PER COMMON
                                                      SHARE DATA)
      Systemwide sales................. $33.6   6% $31.8   6% $35.0  10% $32.4   8%
      Revenues.........................  11.4   7   10.7   9   11.8  11   10.8  10
      Operating income.................   2.8   7    2.6   1    2.9  11    2.7   3
      Net income.......................   1.6   4    1.6  10    1.7   8    1.6  11
      Net income per common share......  2.35   6   2.21  12   2.43  10   2.23  13
      Net income per common share--
       diluted.........................  2.29   6   2.16  12   2.37  10   2.17  13

-------------------------------------------------------------------------------
FINANCIAL POSITION AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

TOTAL ASSETS AND CAPITAL EXPENDITURES

  Total assets grew $856 million or 5% in 1997, and $2 billion or 13% in 1996. In 1997 and 1996, 81% of consolidated assets were located in our major markets excluding our affiliate Japan. Net property and equipment rose $609 million in 1997 and represented 82% of total assets at year end.

  Capital expenditures decreased $264 million or 11% in 1997, reflecting fewer restaurant additions combined with weaker foreign currencies. In 1997, approximately 73% of capital expenditures was invested in our major markets excluding Japan, compared with 78% in 1996. U.S. capital expenditures declined $300 million in 1997, while capital expenditures outside the U.S. increased slightly. In 1997, 72% of capital expenditures was invested in markets outside the U.S., compared with 63% in 1996 and 56% in 1995.

                                          1997    1996    1995    1994    1993
                                         ------- ------- ------- ------- -------
                                                      (IN MILLIONS)
      New restaurants................... $ 1,531 $ 1,799 $ 1,550 $ 1,181 $   925
      Existing restaurants..............     433     350     355     211     211
      Other properties..................     147     226     159     147     181
                                         ------- ------- ------- ------- -------
      Capital expenditures.............. $ 2,111 $ 2,375 $ 2,064 $ 1,539 $ 1,317
                                         ======= ======= ======= ======= =======
          Total assets.................. $18,242 $17,386 $15,415 $13,592 $12,035
                                         ======= ======= ======= ======= =======

  Expenditures for existing restaurants were made to achieve higher levels of customer satisfaction, implement technology to improve service and food quality, and enhance older facilities. The increase in capital expenditures for existing restaurants in 1997 was primarily due to additional remodels and rebuilds of certain older restaurants.

  Other properties primarily included expenditures for office buildings and related computer equipment and furnishings.

  In the U.S., average development costs for traditional restaurants, which include land, building and equipment costs, increased in 1997 to $1,290,000, compared with $1,176,000 in 1996 and $1,151,000 in 1995. The increases were primarily due to higher site development and preparation costs.

  Average development costs for traditional restaurants in our major markets outside the U.S., excluding Japan, were approximately $1.8 million in 1997. Average costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs are managed through the use of smaller restaurants in some countries, construction and design efficiencies, standardization and global sourcing.

  The Company intends to continue managing development costs relative to sales volumes through greater economies of scale globally and through co-branded oil locations, primarily in the U.S. Our objective is to profitably expand, consistent with our goal of increasing market share, and achieve greater marketwide presence throughout the world. Accordingly, the Company will continue to investigate opportunities to employ capital in its U.S. business most effectively. The trend in the U.S. is to lease more sites. Outside the U.S., property is purchased when legally and economically feasible; otherwise, long-term leases are used. Including affiliates, total real estate ownership was 45% and 48% at year-end 1997 and 1996, respectively.

  Capital expenditures made by affiliates--which were not included in consolidated amounts--were approximately $360 million in 1997, compared with $410 million in 1996. The decrease was partly due to weaker foreign currencies and our increased ownership in Chile and Singapore, converting them from affiliates to majority or wholly-owned subsidiaries. Expansion in Argentina, Japan, Korea, the Philippines and Sweden continued to drive affiliate capital expenditures.

CASH PROVIDED BY OPERATIONS

  The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Free cash flow grew to $331 million in 1997, compared with $86 million in 1996. Cash provided by operations decreased slightly in 1997, primarily due to the one time refund of U.S. franchisee security deposits of approximately $110 million. Excluding the effect of the refunds, cash provided by operations increased $91 million or 4%. Cash provided by operations, along with other sources of cash such as borrowings, was used principally for capital expenditures, debt repayments, share repurchase and dividends. Cash provided by operations exceeded capital expenditures in 1997 for the seventh consecutive year and is expected to more than cover capital expenditures over the next several years.

                                          1997    1996    1995    1994    1993
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN MILLIONS)
      Cash provided by operations......  $2,442  $2,461  $2,296  $1,926  $1,680
      Free cash flow...................     331      86     233     388     363
      Cash provided by operations as a
       percent of capital expenditures.     116%    104%    111%    125%    128%
      Cash provided by operations as a
       percent of average total debt...      41      48      49      48      44

  In addition to its free cash flow, the Company can meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company maintains a relatively low current ratio--.38 at year-end 1997.

FINANCINGS AND MARKET RISK

  The Company is exposed to the impact of interest rate changes and foreign currency fluctuations. McDonald's strives to minimize these risks by financing with debt in the currencies in which assets are denominated and employing established policies and procedures to manage this exposure. See pages 25 and 26 for additional information.

  The Company uses major capital markets and various techniques to meet its financing requirements and reduce interest expense. For example, currency exchange agreements in conjunction with borrowings help obtain desired currencies at attractive rates and maturities. Interest-rate exchange agreements effectively convert fixed-rate to floating-rate debt, or vice versa. We also manage the level of fixed-rate debt to take advantage of changes in interest rates.

  The Company uses foreign currency debt to hedge intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. Total foreign-denominated debt, including the effects of currency exchange agreements, was $5.0 billion and $4.9 billion at year-end 1997 and 1996, respectively.

                                                       1997  1996  1995  1994  1993
                                                       ----  ----  ----  ----  ----
                                                            (AS A PERCENT)
      Fixed-rate debt as a percent of total debt......  49%   68%   67%   64%   77%
      Weighted-average annual interest rate of total
       debt........................................... 6.8   7.1   7.9   8.4   9.1
      Foreign currency-denominated debt as a percent
       of total debt..................................  80    90    89    92    86
      Total debt as a percent of total capitalization
       (total debt and total shareholders' equity)....  42    39    38    39    37

  Moody's and Standard & Poor's have rated McDonald's debt Aa2 and AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990 and currently rates it AA+. These strong ratings are important to the Company because of our global development plans. The Company has not experienced, nor does it expect to experience, difficulty obtaining financing or refinancing existing debt. At year-end 1997, the Company and its subsidiaries had $1.5 billion available under committed line of credit agreements and $1.0 billion under shelf registrations for future debt issuance. In January 1998, the Company issued $150 million Debentures at 6.38% due 2028 and $200 million Medium Term Notes at 5.95% due 2008 under the shelf registrations.

  The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt; terminating exchange agreements; and using derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. All exchange agreements are over-the-counter instruments.

  The Company actively hedges selected currencies to minimize the effect of fluctuating foreign currencies on reported results and to minimize the cash exposure of foreign currency royalty and other payments received in the U.S. In addition, where practical, McDonald's restaurants purchase goods and services in local currencies resulting in natural hedges, and the Company typically finances in local currencies, creating economic hedges.

  The Company's exposure is diversified among a broad basket of currencies. At year-end 1997 and 1996, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) were as follows:

                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1997 1996
                                                                      ---- ----
                                                                         (IN
                                                                      MILLIONS
                                                                       OF U.S.
                                                                      DOLLARS)
      British Pounds Sterling........................................ $590 $394
      Canadian Dollars...............................................  528  393
      Australian Dollars.............................................  298  309
      Brazilian Reais*...............................................  281
      French Francs..................................................  194  179
      Hong Kong Dollars..............................................  144  112
      Austrian Schillings............................................   91   88

--------
*  Brazil was considered a hyperinflationary market at December 31, 1996.

  The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company's anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company's financial instruments, neither a one percentage point adverse change in interest rates from year-end 1997 levels nor a 10% adverse change in foreign currency rates from year-end 1997 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

TOTAL SHAREHOLDERS' EQUITY

  Total shareholders' equity rose $133 million or 2% in 1997, and represented 49% of total assets at year end. Weaker foreign currencies decreased shareholders' equity by $295 million in 1997.

  One way to enhance common shareholder value is by using free cash flow and debt capacity to repurchase shares. Since 1987, the Company has invested $3.8 billion to buy back 146 million shares at an average price of approximately $26, while maintaining a strong equity base. At year-end 1997, the Company held 145 million shares in treasury with a market value of $6.9 billion.

  In January 1996, the Company announced plans to repurchase $2.0 billion of its common stock by year-end 1998. As of year-end 1997, we had purchased $1.2 billion of this amount, including 16.2 million shares for $765 million in 1997. The Company repurchased a total of $605 million of its common stock in 1996, $206 million of which completed our previous share repurchase program.

RETURNS

  Operating income is used to compute return on average assets, while net income less preferred stock dividends (net of applicable taxes) is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

                                                  1997  1996   1995  1994  1993
                                                  ----  ----   ----  ----  ----
                                                       (AS A PERCENT)
      Return on average assets................... 16.0% 16.3%* 17.9% 17.6% 17.0%
      Return on average common equity............ 19.0  19.5   19.9  19.4  19.0

--------
*Includes the $72 million special charge.

  Return on assets declined in 1997, as the increase in average assets outpaced the growth in operating income. Return on common equity also declined in 1997, as the increase in average equity exceeded net income growth.

-------------------------------------------------------------------------------
OTHER MATTERS
-------------------------------------------------------------------------------

EFFECTS OF CHANGING PRICES--INFLATION

  The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust prices, cost controls and substantial property holdings-- many of which are at fixed costs and partly financed by debt made cheaper by inflation. In hyperinflationary markets, menu board prices are typically adjusted to keep pace with inflation, mitigating the effect on reported results.

YEAR 2000

  Many computer systems and applications currently use two digits to define the applicable year. As a result, date-sensitive systems may recognize the year 2000 as 1900 or not at all, which could cause miscalculations or system failures.

  The Company has assessed its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the year 2000. We anticipate that all of our systems will be year 2000 compliant well before the end of 1999. In addition, the Company has determined the extent to which its operations may be affected by the compliance efforts of its significant suppliers and is taking the necessary steps to minimize problems.

  Based on current information, the costs of addressing the year 2000 issue have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

  Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives and advertising and promotional efforts and changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and governmental regulation; and accounting policies and practices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Quantitative and qualitative disclosures about market risk are included in
Part II, Item 7, pages 17 and 18 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
Consolidated statement of income for each of the three years in the
 period ended December 31, 1997......................................      21
Consolidated balance sheet at December 31, 1997 and 1996.............      22
Consolidated statement of cash flows for each of the three years in
 the period ended December 31, 1997..................................      23
Consolidated statement of shareholders' equity for each of the three
 years in the period ended December 31, 1997.........................      24
Notes to consolidated financial statements (Financial comments)......   25-37
Quarterly results (unaudited)........................................      38
Management's report..................................................      39
Report of independent auditors.......................................      40

                        CONSOLIDATED STATEMENT OF INCOME

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
                                                    (IN MILLIONS, EXCEPT
                                                   PER COMMON SHARE DATA)
Revenues
  Sales by Company-operated restaurants........ $ 8,136.5  $ 7,570.7  $6,863.5
  Revenues from franchised and affiliated
   restaurants.................................   3,272.3    3,115.8   2,931.0
                                                ---------  ---------  --------
      Total revenues...........................  11,408.8   10,686.5   9,794.5
                                                ---------  ---------  --------
Operating costs and expenses
  Company-operated restaurants
    Food and packaging.........................   2,772.6    2,546.6   2,319.4
    Payroll and other employee benefits........   2,025.1    1,909.8   1,730.9
    Occupancy and other operating expenses.....   1,851.9    1,706.8   1,497.4
                                                ---------  ---------  --------
                                                  6,649.6    6,163.2   5,547.7
                                                ---------  ---------  --------
  Franchised restaurants--occupancy expenses...     613.9      570.1     514.9
  Selling, general and administrative expenses.   1,450.5    1,366.4   1,236.3
  Other operating (income) expense--net........    (113.5)     (45.8)   (105.7)
                                                ---------  ---------  --------
      Total operating costs and expenses.......   8,600.5    8,053.9   7,193.2
                                                ---------  ---------  --------
Operating income...............................   2,808.3    2,632.6   2,601.3
                                                ---------  ---------  --------
  Interest expense--net of capitalized interest
   of $22.7, $22.2 and $22.5...................     364.4      342.5     340.2
  Nonoperating (income) expense--net...........      36.6       39.1      92.0
                                                ---------  ---------  --------
Income before provision for income taxes.......   2,407.3    2,251.0   2,169.1
                                                ---------  ---------  --------
Provision for income taxes.....................     764.8      678.4     741.8
                                                ---------  ---------  --------
Net income..................................... $ 1,642.5  $ 1,572.6  $1,427.3
                                                =========  =========  ========
Net income per common share.................... $    2.35  $    2.21  $   1.97
Net income per common share--diluted...........      2.29       2.16      1.93
Dividends per common share..................... $     .32  $     .29  $    .26
Weighted average shares........................     689.3      698.2     701.5
Weighted average shares--diluted...............     705.1      716.6     717.7


  The accompanying Financial Comments are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                             DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                             (IN MILLIONS,
                                                                EXCEPT
                                                            PER SHARE DATA)
ASSETS
Current assets
  Cash and equivalents................................... $   341.4  $   329.9
  Accounts and notes receivable..........................     483.5      495.4
  Inventories, at cost, not in excess of market..........      70.5       69.6
  Prepaid expenses and other current assets..............     246.9      207.6
                                                          ---------  ---------
    Total current assets.................................   1,142.3    1,102.5
                                                          ---------  ---------
Other assets
  Notes receivable due after one year....................      67.0       85.3
  Investments in and advances to affiliates..............     634.8      694.0
  Intangible assets--net.................................     827.5      747.0
  Miscellaneous..........................................     608.5      405.1
                                                          ---------  ---------
    Total other assets...................................   2,137.8    1,931.4
                                                          ---------  ---------
Property and equipment
  Property and equipment, at cost........................  20,088.2   19,133.9
  Accumulated depreciation and amortization..............  (5,126.8)  (4,781.8)
                                                          ---------  ---------
    Net property and equipment...........................  14,961.4   14,352.1
                                                          ---------  ---------
    Total assets......................................... $18,241.5  $17,386.0
                                                          =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable.......................................... $ 1,293.8  $   597.8
  Accounts payable.......................................     650.6      638.0
  Income taxes...........................................      52.5       22.5
  Other taxes............................................     148.5      136.7
  Accrued interest.......................................     107.1      121.7
  Other accrued liabilities..............................     396.4      523.1
  Current maturities of long-term debt...................     335.6       95.5
                                                          ---------  ---------
    Total current liabilities............................   2,984.5    2,135.3
                                                          ---------  ---------
Long-term debt...........................................   4,834.1    4,830.1
Other long-term liabilities and minority interests.......     427.5      726.5
Deferred income taxes....................................   1,063.5      975.9
Common equity put options................................      80.3
Shareholders' equity
  Preferred stock, no par value; authorized--165.0
   million shares; issued, 1997--none; 1996--7.2
   thousand..............................................                358.0
  Common stock--$.01 par value; authorized--3.5 billion
   shares; issued--830.3 million.........................       8.3        8.3
  Additional paid-in capital.............................     699.2      574.2
  Guarantee of ESOP Notes................................    (171.3)    (193.2)
  Retained earnings......................................  12,569.0   11,173.0
  Accumulated other comprehensive income.................    (470.5)    (175.1)
  Common stock in treasury, at cost; 144.6 and 135.7
   million shares........................................  (3,783.1)  (3,027.0)
                                                          ---------  ---------
    Total shareholders' equity...........................   8,851.6    8,718.2
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $18,241.5  $17,386.0
                                                          =========  =========

  The accompanying Financial Comments are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                       (IN MILLIONS)
Operating activities
  Net income.................................. $ 1,642.5  $ 1,572.6  $ 1,427.3
  Adjustments to reconcile to cash provided by
   operations
    Depreciation and amortization.............     793.8      742.9      709.0
    Deferred income taxes.....................      (1.1)      32.9       (4.2)
    Changes in operating working capital items
      Accounts receivable increase............     (57.6)     (77.5)     (49.5)
      Inventories, prepaid expenses and other
       current assets increase................     (34.5)     (18.7)     (20.4)
      Accounts payable increase...............      52.8       44.5       52.6
      Taxes and other liabilities increase....     221.9      121.4      171.3
    Refund of U.S. franchisee security
     deposits.................................    (109.6)
    Other.....................................     (65.9)      42.9       10.1
                                               ---------  ---------  ---------
        Cash provided by operations...........   2,442.3    2,461.0    2,296.2
                                               ---------  ---------  ---------
Investing activities
  Property and equipment expenditures.........  (2,111.2)  (2,375.3)  (2,063.7)
  Purchases of restaurant businesses..........    (113.6)    (137.7)    (110.1)
  Sales of restaurant businesses..............     149.5      198.8      151.6
  Property sales..............................      26.9       35.5       66.2
  Other.......................................    (168.8)    (291.6)    (153.0)
                                               ---------  ---------  ---------
        Cash used for investing activities....  (2,217.2)  (2,570.3)  (2,109.0)
                                               ---------  ---------  ---------
Financing activities
  Net short-term borrowings (repayments)......   1,097.4      228.8     (272.9)
  Long-term financing issuances...............   1,037.9    1,391.8    1,250.2
  Long-term financing repayments..............  (1,133.8)    (841.3)    (532.2)
  Treasury stock purchases....................    (755.1)    (599.9)    (314.5)
  Common and preferred stock dividends........    (247.7)    (232.0)    (226.5)
  Series E preferred stock redemption.........    (358.0)
  Other.......................................     145.7      157.0       63.6
                                               ---------  ---------  ---------
        Cash provided by (used for) financing
         activities...........................    (213.6)     104.4      (32.3)
                                               ---------  ---------  ---------
Cash and equivalents increase (decrease)......      11.5       (4.9)     154.9
                                               ---------  ---------  ---------
Cash and equivalents at beginning of year.....     329.9      334.8      179.9
                                               ---------  ---------  ---------
Cash and equivalents at end of year........... $   341.4  $   329.9  $   334.8
                                               =========  =========  =========
Supplemental cash flow disclosures
  Interest paid............................... $   401.7  $   369.0  $   331.0
  Income taxes paid........................... $   650.8  $   558.1  $   667.6

  The accompanying Financial Comments are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  PREFERRED
                    STOCK   COMMON STOCK                                    ACCUMULATED  COMMON STOCK IN
                   ISSUED*     ISSUED      ADDITIONAL GUARANTEE                OTHER         TREASURY           TOTAL
                  --------- -------------   PAID-IN    OF ESOP  RETAINED   COMPREHENSIVE -----------------  SHAREHOLDERS'
                   AMOUNT   SHARES AMOUNT   CAPITAL     NOTES   EARNINGS      INCOME     SHARES   AMOUNT       EQUITY
                  --------- ------ ------  ---------- --------- ---------  ------------- ------  ---------  -------------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance at
 December 31,
 1994...........   $ 674.2  830.3  $ 92.3    $286.0    $(234.4) $ 8,625.9     $(114.9)   (136.6) $(2,443.7)   $6,885.4
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Net income......                                                  1,427.3                                      1,427.3
Translation
 adjustments
 (including
 taxes of $9.0).                                                                 27.8                             27.8
                                                                                                              --------
Comprehensive
 income.........                                                                                               1,455.1
Common stock
 cash dividends
 ($.26 per
 share).........                                                   (181.4)                                      (181.4)
Preferred stock
 cash dividends
 (per share:
 $1.01 for
 Series B, $1.16
 for Series C
 and $1.93 for
 Series E
 depositary
 share; net of
 tax benefits of
 $1.6)..........                                                    (40.5)                                       (40.5)
Preferred stock
 conversion.....    (316.2)                    25.3                                         8.8      144.6      (146.3)
ESOP Notes
 payment........                                          19.0                                                    19.0
Treasury stock
 acquisitions...                                                                           (8.8)    (321.0)     (321.0)
Common equity
 put options
 expiration.....                                                                                      56.2        56.2
Stock option
 exercises and
 other
 (including tax
 benefits of
 $42.2).........                               76.1        1.2                              6.0       57.5       134.8
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Balance at
 December 31,
 1995...........     358.0  830.3    92.3     387.4     (214.2)   9,831.3       (87.1)   (130.6)  (2,506.4)    7,861.3
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Net income......                                                  1,572.6                                      1,572.6
Translation
 adjustments
 (including tax
 benefits of
 $50.6).........                                                                (88.0)                           (88.0)
                                                                                                              --------
Comprehensive
 income.........                                                                                               1,484.6
Common stock
 cash dividends
 ($.29 per
 share).........                                                   (203.3)                                      (203.3)
Preferred stock
 cash dividends
 ($1.93 per
 Series E
 depositary
 share).........                                                    (27.6)                                       (27.6)
Conversion to
 $.01 par value
 stock..........                    (84.0)     84.0
ESOP Notes
 payment........                                          20.2                                                    20.2
Treasury stock
 acquisitions...                                                                          (12.9)    (604.8)     (604.8)
Stock option
 exercises and
 other
 (including tax
 benefits of
 $86.4).........                              102.8        0.8                              7.8       84.2       187.8
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Balance at
 December 31,
 1996...........     358.0  830.3     8.3     574.2     (193.2)  11,173.0      (175.1)   (135.7)  (3,027.0)    8,718.2
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Net income......                                                  1,642.5                                      1,642.5
Translation
 adjustments
 (including tax
 benefits of
 $104.0)........                                                               (295.4)                          (295.4)
                                                                                                              --------
Comprehensive
 income.........                                                                                               1,347.1
Common stock
 cash dividends
 ($.32 per
 share).........                                                   (221.2)                                      (221.2)
Preferred stock
 cash dividends
 ($1.93 per
 Series E
 depositary
 share).........                                                    (25.3)                                       (25.3)
ESOP Notes
 payment........                                          21.4                                                    21.4
Treasury stock
 acquisitions...                                                                          (16.2)    (765.0)     (765.0)
Common equity
 put options
 issuance.......                                                                                     (80.3)      (80.3)
Series E
 preferred stock
 redemption.....    (358.0)                                                                                     (358.0)
Stock option
 exercises and
 other
 (including tax
 benefits of
 $79.2).........                              125.0        0.5                              7.3       89.2       214.7
                   -------  -----  ------    ------    -------  ---------     -------    ------  ---------    --------
Balance at
 December 31,
 1997...........   $   0.0  830.3  $  8.3    $699.2    $(171.3) $12,569.0     $(470.5)   (144.6) $(3,783.1)   $8,851.6
                   =======  =====  ======    ======    =======  =========     =======    ======  =========    ========

-------
*At December 31, 1996 and 1995, 7.2 thousand shares were outstanding. These shares were redeemed in 1997.

  The accompanying Financial Comments are an integral part of the consolidated financial statements.

                              FINANCIAL COMMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ADVERTISING COSTS

  Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general and administrative expenses were (in millions): 1997-$548.7; 1996-$503.3; 1995-$431.0.

STOCK OPTIONS

  The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the Stock options footnote, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings--up to 40 years; leasehold improvements-- lesser of useful lives of assets or lease terms including option periods; and equipment--three to 12 years.

INTANGIBLE ASSETS

  Intangible assets, primarily franchise rights reacquired from franchisees and affiliates, are amortized using the straight-line method over an average life of about 30 years.

FINANCIAL INSTRUMENTS

  The Company uses derivatives to manage risk, not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of either long-term investments in or intercompany loans to foreign subsidiaries and affiliates. Foreign currency translation adjustments from gains and losses on hedges of long-term investments are recorded in shareholders' equity as other comprehensive income. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating (income) expense--net.

  Interest-rate exchange agreements are designated and effective to modify the Company's interest-rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Gains or losses from the early termination of interest-rate exchange agreements are amortized as an adjustment to interest expense over the shorter of the remaining life of the swap or the underlying debt being hedged.

  The Company purchases foreign currency options (with little or no initial intrinsic value) which are effective as hedges of anticipated foreign currency royalty and other payments received in the U.S. The premiums paid for these options are amortized over the option life. Any realized gains on exercised options are deferred and recognized in the period in which the related royalty or other payment is received.

  Short-term forward foreign exchange contracts are also used to mitigate exposure on foreign currency royalty and other payments received from affiliates and subsidiaries. These contracts are marked to market with the resulting gains or losses recorded in nonoperating (income) expense--net.

  If a hedged item matures or is extinguished, or if a hedged anticipated royalty or other payment is no longer probable, the associated derivative is marked to market with the resulting gain or loss recognized immediately. The derivative is then redesignated as a hedge of another item or terminated.

STATEMENT OF CASH FLOWS

  The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

  In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires the Company to recognize impairment losses for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of assets are estimated to be less than carrying amounts. The fair value of assets is based on projected undiscounted future cash flows. The adoption of this standard in 1996 resulted in a $16.0 million pre-tax charge to operating income related to certain restaurant sites in Mexico.

NET INCOME PER COMMON SHARE

  In 1997, the Company adopted SFAS No. 128, Earnings per Share. This statement requires the Company to disclose diluted net income per common share, which includes the dilutive effect of stock options, in addition to previously reported basic net income per common share. All net income per share amounts have been presented to conform to the SFAS 128 requirements.

COMPREHENSIVE INCOME

  In 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

SEGMENT DISCLOSURES

  In 1997, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

OTHER OPERATING (INCOME) EXPENSE--NET

                                                       1997     1996    1995
                                                      -------  ------  -------
                                                          (IN MILLIONS)
      Gains on sales of restaurant businesses........ $ (59.0) $(85.2) $ (63.9)
      Equity in earnings of unconsolidated
       affiliates....................................   (72.8)  (76.8)   (96.5)
      Net losses from property dispositions..........    29.1    41.1     49.2
      Other--net.....................................   (10.8)    3.1      5.5
      Special charge.................................            72.0
                                                      -------  ------  -------
      Other operating (income) expense--net.......... $(113.5) $(45.8) $(105.7)
                                                      =======  ======  =======

  Net losses from property dispositions in 1996 included $16.0 million for certain restaurant sites in Mexico, upon the adoption of SFAS 121. The special charge of $72.0 million in 1996 related primarily to plans to strengthen the U.S. business and reduce ongoing costs by closing approximately 115 low-volume U.S. satellite restaurants, replacing certain restaurant equipment, outsourcing excess property management and implementing other cost efficiencies.

EMPLOYEE BENEFIT PLANS

  The Company's program for U.S. employees includes profit sharing, 401(k) (McDESOP) and leveraged employee stock ownership (LESOP) features. McDESOP allows participants to make contributions which are partly matched by the Company. Plan assets and contributions made by McDESOP participants can be invested in McDonald's common stock or among several other investment alternatives. The LESOP and Company contributions to McDESOP are invested in McDonald's common stock.

  Executives, staff and restaurant managers participate in profit-sharing contributions and shares released under the LESOP, based on their compensation. The profit-sharing contribution is discretionary, and the Company determines the amount each year. Total U.S. costs for the above program were (in millions):
1997-$57.6; 1996-$59.9; 1995-$55.8.

  Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 1997-$34.1; 1996-$30.6; 1995-$26.6.

  Other postretirement benefits and postemployment benefits were immaterial.

INCOME TAXES

  Income before provision for income taxes, classified by source of income, was as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
      U.S. and Corporate.......................... $1,004.6  $  933.9  $1,026.2
      Outside the U.S.............................  1,402.7   1,317.1   1,142.9
                                                   --------  --------  --------
      Income before provision for income taxes.... $2,407.3  $2,251.0  $2,169.1
                                                   ========  ========  ========

  The provision for income taxes, classified by the timing and location of payment, was as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN MILLIONS)
      U.S. federal................................ $  336.3  $  260.0  $  363.7
      U.S. state..................................     66.0      49.4      60.5
      Outside the U.S.............................    363.6     336.1     321.8
                                                   --------  --------  --------
        Current tax provision.....................    765.9     645.5     746.0
                                                   --------  --------  --------
      U.S. federal................................      2.5     (13.2)    (17.6)
      U.S. state..................................     13.5       1.6      (3.9)
      Outside the U.S.............................    (17.1)     44.5      17.3
                                                   --------  --------  --------
        Deferred tax provision....................     (1.1)     32.9      (4.2)
                                                   --------  --------  --------
      Provision for income taxes.................. $  764.8  $  678.4  $  741.8
                                                   ========  ========  ========

  Net deferred tax liabilities consisted of:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
                                                               (IN MILLIONS)
      Property and equipment basis differences............... $1,033.1  $ 986.2
      Other..................................................    426.0    236.7
                                                              --------  -------
          Total deferred tax liabilities.....................  1,459.1  1,222.9
                                                              --------  -------
      Deferred tax assets before valuation allowance.........   (493.1)  (348.5)
      Valuation allowance....................................     41.7     43.2
                                                              --------  -------
      Net deferred tax liabilities(1)........................ $1,007.7  $ 917.6
                                                              ========  =======

--------
(1) Net of current tax assets (in millions): 1997-$55.8; 1996-$58.3.

  The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

                                                              1997  1996  1995
                                                              ----  ----  ----
      Statutory U.S. federal income tax rate................. 35.0% 35.0% 35.0%
      State income taxes, net of related federal income tax
       benefit...............................................  2.1   1.5   1.7
      Benefits and taxes related to foreign operations....... (5.2) (6.8) (2.9)
      Other--net.............................................  (.1)   .4    .4
                                                              ----  ----  ----
      Effective income tax rates............................. 31.8% 30.1% 34.2%
                                                              ====  ====  ====

  Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $1.8 billion at December 31, 1997, and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable, since such liability, if any, is dependent on circumstances existing when remittance occurs.

PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                              (IN MILLIONS)
      Land................................................ $ 3,592.2  $ 3,566.0
      Buildings and improvements on owned land............   7,289.7    7,038.3
      Buildings and improvements on leased land...........   6,168.3    5,735.5
      Equipment, signs and seating........................   2,345.1    2,148.4
      Other...............................................     692.9      645.7
                                                           ---------  ---------
          Total property and equipment....................  20,088.2   19,133.9
                                                           ---------  ---------
      Accumulated depreciation and amortization...........  (5,126.8)  (4,781.8)
                                                           ---------  ---------
      Net property and equipment.......................... $14,961.4  $14,352.1
                                                           =========  =========

  Depreciation and amortization expense was (in millions): 1997-$726.4; 1996- $673.4; 1995-$619.9. Contractual obligations for the acquisition and construction of property totaled approximately $175.0 million at December 31, 1997.

LEASING ARRANGEMENTS

  At December 31, 1997, the Company was lessee at 4,152 restaurant locations through ground leases (the Company leases land and owns buildings) and at 5,257 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.

  Future minimum payments required under operating leases with initial terms of one year or more are:

                                                      RESTAURANT OTHER   TOTAL
                                                      ---------- ------ --------
                                                            (IN MILLIONS)
      1998...........................................  $  512.3  $ 46.5 $  558.8
      1999...........................................     494.4    39.5    533.9
      2000...........................................     478.5    31.4    509.9
      2001...........................................     460.9    26.8    487.7
      2002...........................................     442.7    22.2    464.9
      Thereafter.....................................   4,059.3   131.1  4,190.4
                                                       --------  ------ --------
          Total minimum payments.....................  $6,448.1  $297.5 $6,745.6
                                                       ========  ====== ========

  Rent expense was (in millions): 1997-$641.2; 1996-581.6; 1995-$497.6. These amounts included percent rents in excess of minimum rents (in millions): 1997- $99.4; 1996-$91.4; 1995-$73.5.

SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates exclusively in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. The Company's reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company's share of operating results of affiliates after interest expense. These amounts are also after income taxes for affiliates outside the U.S. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 1997-$470.6;
1996-$419.0; 1995-$358.4.

  The corporate component of operating income represents corporate selling, general and administrative expenses. Corporate assets include corporate cash, investments, asset portions of financing instruments, deferred tax assets and certain intangibles.

  The Other segment includes Canada, Africa and the Middle East.

                                     1997       1996       1995
                                   ---------  ---------  ---------
                                           (IN MILLIONS)
      U.S......................... $ 4,602.7  $ 4,590.3  $ 4,473.9
      Europe......................   3,931.5    3,613.8    3,223.1
      Asia/Pacific................   1,522.8    1,272.8    1,010.8
      Latin America...............     709.2      595.7      506.9
      Other.......................     642.6      613.9      579.8
                                   ---------  ---------  ---------
          Total revenues.......... $11,408.8  $10,686.5  $ 9,794.5
                                   =========  =========  =========
      U.S......................... $   404.0  $   396.0  $   380.0
      Europe......................     229.2      213.4      215.4
      Asia/Pacific................      82.8       66.4       57.2
      Latin America...............      35.4       29.1       18.9
      Other.......................      42.4       38.0       37.5
                                   ---------  ---------  ---------
          Total depreciation and
           amortization........... $   793.8  $   742.9  $   709.0
                                   =========  =========  =========
      U.S......................... $ 1,210.8  $ 1,144.0  $ 1,252.4
      Europe......................   1,007.2      953.8      839.1
      Asia/Pacific................     369.1      355.1      308.8
      Latin America...............     166.5      113.7      132.7
      Other.......................     116.3      118.0      116.5
      Corporate...................     (61.6)     (52.0)     (48.2)
                                   ---------  ---------  ---------
          Total operating income.. $ 2,808.3  $ 2,632.6  $ 2,601.3
                                   =========  =========  =========
      U.S......................... $ 7,753.4  $ 7,553.5  $ 7,040.2
      Europe......................   6,005.4    5,925.3    5,023.2
      Asia/Pacific................   2,125.6    2,111.8    1,815.5
      Latin America...............   1,177.8      900.3      812.5
      Other.......................     661.6      622.8      554.6
      Corporate...................     517.7      272.3      168.6
                                   ---------  ---------  ---------
          Total assets............ $18,241.5  $17,386.0  $15,414.6
                                   =========  =========  =========
      U.S......................... $   584.0  $   882.9  $   910.0
      Europe......................     929.5      945.8      780.6
      Asia/Pacific................     277.3      283.1      183.1
      Latin America...............     227.9      172.5      131.5
      Other.......................      92.5       91.0       58.5
                                   ---------  ---------  ---------
          Total capital
           expenditures........... $ 2,111.2  $ 2,375.3  $ 2,063.7
                                   =========  =========  =========

  Total long-lived assets, primarily property and equipment and intangibles were (in millions):
1997-$16,706.1; 1996-$16,069.8; 1995-$14,271.9; U.S.: 1997-$7,530.7; 1996-
$7,234.3; 1995-$6,769.5.

FRANCHISE ARRANGEMENTS

  Franchise arrangements include a lease and a license and generally provide for payment of initial fees, as well as continuing rent, service fees and royalties to the Company, based upon a percent of sales with minimum rent payments. Franchisees are granted the right to operate a McDonald's restaurant using the McDonald's system as well as the use of a restaurant facility generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, franchisees outside the U.S. pay a refundable, noninterest-bearing security deposit. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN MILLIONS)
      Minimum rents................................. $1,369.7 $1,350.7 $1,230.0
      Percent rent and service fees.................  1,836.3  1,689.7  1,638.4
      Initial fees..................................     66.3     75.4     62.6
                                                     -------- -------- --------
      Revenues from franchised and affiliated
       restaurants.................................. $3,272.3 $3,115.8 $2,931.0
                                                     ======== ======== ========

  Future minimum rent payments due to the Company under franchise arrangements are:

                                              OWNED SITES LEASED SITES   TOTAL
                                              ----------- ------------ ---------
                                                        (IN MILLIONS)
      1998...................................  $   854.0    $  609.6   $ 1,463.6
      1999...................................      839.3       603.8     1,443.1
      2000...................................      825.4       592.9     1,418.3
      2001...................................      809.8       582.1     1,391.9
      2002...................................      794.0       609.1     1,403.1
      Thereafter.............................    7,218.4     5,382.1    12,600.5
                                               ---------    --------   ---------
          Total minimum payments.............  $11,340.9    $8,379.6   $19,720.5
                                               =========    ========   =========

  At December 31, 1997, net property and equipment under franchise arrangements totaled $8.1 billion (including land of $2.5 billion) after deducting accumulated depreciation and amortization of $2.6 billion.

DEBT FINANCING

LINE OF CREDIT AGREEMENTS

  The Company has several line of credit agreements with various banks: a $675.0 million line which expires on April 19, 2002, with fees of .06% per annum on the total commitment; a $25.0 million line with a renewable term of 364 days and fees of .07% per annum on the total commitment; and $800.0 million in additional short-term lines expiring in the first half of 1998 with fees of .04% per annum on the total commitments. All agreements remained unused at December 31, 1997. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $667.1 million at December 31, 1997; these were principally short-term and denominated in various currencies at local market rates of interest. The weighted-average interest rate of short- term borrowings, composed of commercial paper and foreign currency bank line borrowings, was 6.2% and 6.4% at December 31, 1997 and 1996, respectively.

EXCHANGE AGREEMENTS

  The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements expire through 2004 and relate primarily to the exchange of British Pounds Sterling, French Francs, Deutsche Marks and Japanese Yen. The notional principal is the amount used to calculate interest payments which are exchanged over the life of the swap transaction and is equal to the amount of foreign currency or U.S. Dollar principal exchanged at maturity. The Company also has entered into interest-rate exchange agreements which expire through 2011 and relate primarily to U.S. Dollars, British Pounds Sterling and French Francs. The net value of each exchange agreement based on its current spot rate was classified as an asset or liability, and any related interest income was netted against interest expense.

  The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have significant exposure to any individual counterparty and has entered into master agreements that contain netting arrangements.

  At December 31, 1997, the Company had purchased foreign currency options outstanding (primarily British Pounds Sterling, Deutsche Marks and Swiss Francs) with a notional amount equivalent to U.S. $237.9 million. The unamortized premium related to these currency options was $2.2 million and there were no related deferred gains recorded as of year end. Short-term forward foreign exchange contracts outstanding at December 31, 1997 (primarily French Francs, Deutsche Marks and Australian Dollars) had a U.S. Dollar equivalent of $85.3 million.

GUARANTEES

  The Company has guaranteed and included in total debt at December 31, 1997, $118.4 million of 7.3% ESOP Notes Series A and $63.8 million of 7.0% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan with payments through 2004 and 2006, respectively. The Company has agreed to repurchase the notes upon the occurrence of certain events. The Company has also guaranteed certain affiliate loans totaling $238.3 million at December 31, 1997.

FAIR VALUES

                                                          DECEMBER 31, 1997
                                                      --------------------------
                                                      CARRYING AMOUNT FAIR VALUE
                                                      --------------- ----------
                                                            (IN MILLIONS)
      Liabilities
        Debt.........................................    $5,108.2      $5,304.8
        Notes payable................................     1,293.8       1,293.8
        Foreign currency exchange agreements(1)......        61.5          57.1
        Interest-rate exchange agreements(2).........                      18.5
                                                         --------      --------
          Total liabilities..........................     6,463.5       6,674.2
                                                         --------      --------
      Assets
        Foreign currency exchange agreements(1)......       236.0         158.3
                                                         --------      --------
      Net debt.......................................    $6,227.5      $6,515.9
                                                         ========      ========
      Purchased foreign currency options.............    $    2.2      $    7.6
                                                         ========      ========

--------
(1) Combined notional amount equivalent to U.S. $2.1 billion.
(2) Notional amount equivalent to U.S. $2.4 billion.

  The carrying amounts for cash and equivalents, notes receivable and short-term forward foreign exchange contracts approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.

  The fair value of the debt and notes payable obligations (excluding capital leases), the currency and interest-rate exchange agreements and the foreign currency options was estimated using quoted market prices, various pricing models or discounted cash flow analyses. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of total assets was higher than their carrying value at December 31, 1997.

DEBT OBLIGATIONS

  The Company has incurred debt obligations principally through public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes these debt obligations, including the effects of currency and interest-rate exchange agreements.

DEBT OBLIGATIONS

                                  INTEREST
                                  RATES (1)
                                  DECEMBER    AMOUNTS OUTSTANDING
                                     31           DECEMBER 31       AGGREGATE MATURITIES BY CURRENCY FOR 1997 BALANCES
                        MATURITY  ----------  --------------------  -------------------------------------------------------
                          DATES   1997  1996    1997       1996       1998     1999     2000   2001      2002    THEREAFTER
                        --------- ----  ----  ---------  ---------  --------  -------  ------ -------  --------  ----------
                                                            (IN MILLIONS OF U.S. DOLLARS)
Fixed--original
 issue(2).............             7.2% 7.2%  $ 2,487.6  $ 2,610.8
Fixed--converted via
 exchange
 agreements(3)........             6.1  6.0    (1,869.7)  (2,249.6)
Floating..............             5.6  5.6       646.5      206.4
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total U.S. Dollars.  1998-2037               1,264.4      567.6  $  240.1  $(240.4) $ 55.3 $(303.3) $  (32.6)  $1,545.3
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             8.2  7.2       475.0      940.5
Floating..............             4.1  3.9       497.8      136.4
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total French
    Francs............  1998-2006                 972.8    1,076.9     202.1    154.5    63.7    84.2     117.1      351.2
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             5.8  5.7       361.8      737.6
Floating..............             4.0  3.8       582.6      390.2
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total Deutsche
    Marks.............  1998-2007                 944.4    1,127.8     417.6    166.9   120.8   126.3      56.9       55.9
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             9.2  9.9       541.2      304.4
Floating..............             6.5  6.2       255.3      256.4
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total British
    Pounds Sterling...  1998-2005                 796.5      560.8     442.8             90.8    74.3      24.7      163.9
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             3.9  4.5       343.6      387.2
Floating..............             0.6  0.8       203.0       51.8
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total Japanese Yen.  1998-2023                 546.6      439.0      95.7     46.0    38.3    99.6      76.6      190.4
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             9.4  9.4       114.7      141.7
Floating..............             5.1  6.7       124.2       94.0
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total Australian
    Dollars...........  1998-2003                 238.9      235.7     233.5      1.5     3.4     0.3       0.1        0.1
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................            10.9  9.4         1.5       56.5
Floating..............             4.1  3.1       215.6       73.0
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total Canadian
    Dollars...........  1998-2021                 217.1      129.5      14.9      0.2     0.2   (71.1)    272.2        0.7
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Fixed.................             8.0  7.3       573.0      780.2
Floating..............             6.8  7.6       673.8      560.8
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total other
    currencies(4).....  1998-2016               1,246.8    1,341.0     616.6    174.0   142.3   144.6      52.6      116.7
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
Debt obligations
 including the net
 effects of currency
 and interest-rate
 exchange agreements..                          6,227.5    5,478.3   2,263.3    302.7   514.8   154.9     567.6    2,424.2
Short-term obligations
 supported by long-
 term line of credit
 agreement............                                                (675.0)                             675.0
Net asset positions of
 currency exchange
 agreements (included
 in miscellaneous
 other assets)........                            236.0       45.1      41.1     67.6    30.0    48.0      21.1       28.2
                                              ---------  ---------  --------  -------  ------ -------  --------   --------
   Total debt
    obligations.......                        $ 6,463.5  $ 5,523.4  $1,629.4  $ 370.3  $544.8 $ 202.9  $1,263.7   $2,452.4
                                              =========  =========  ========  =======  ====== =======  ========   ========

-------
(1) Weighted-average effective rate, computed on a semi-annual basis.
(2) Includes $500 million of debentures with maturities in 2027, 2036 and 2037 which are subordinated to senior debt and which provide for the ability to defer interest payments up to five years under certain conditions.
(3) A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.
(4) Consists of debt obligations denominated in 24 other foreign currencies.

STOCK OPTIONS

  At December 31, 1997, the Company had three stock-based compensation plans, two for employees and one for non-employee directors. Options to purchase common stock are granted at the fair market value of the stock on date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.

  Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and expiring 10 years from the grant date. At December 31, 1997, the number of shares of common stock reserved for issuance under the plans was 90.0 million, including
11.8 million available for future grants.

  A summary of the status of the Company's plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

                                       1997                1996                1995
                                ------------------- ------------------- -------------------
                                          WEIGHTED-           WEIGHTED-           WEIGHTED-
                                 SHARES    AVERAGE   SHARES    AVERAGE   SHARES    AVERAGE
                                   (IN    EXERCISE     (IN    EXERCISE     (IN    EXERCISE
      OPTIONS                   MILLIONS)   PRICE   MILLIONS)   PRICE   MILLIONS)   PRICE
      -------                   --------- --------- --------- --------- --------- ---------
      Outstanding at beginning
       of year................    72.7     $29.46     68.1     $23.86     62.3     $21.02
      Granted.................    15.1      47.06     15.0      49.14     13.7      33.24
      Exercised...............    (7.2)     19.25     (7.8)     17.75     (6.0)     15.76
      Forfeited...............    (2.4)     35.55     (2.6)     32.31     (1.9)     24.55
                                  ----     ------     ----     ------     ----     ------
      Outstanding at end of
       year...................    78.2     $33.58     72.7     $29.46     68.1     $23.86
                                  ====     ======     ====     ======     ====     ======
      Options exercisable at
       end of year............    30.2                26.7                24.4
                                  ====                ====                ====

  Options granted each year were about 2% of average common shares outstanding for 1997, 1996 and 1995, respectively, representing grants to approximately 11,000, 10,300 and 8,500 employees in those three years. When stock options are exercised, shares are issued from treasury stock.

  The average per share cost of treasury stock issued for option exercises was: 1997-$12.93; 1996-$13.07; 1995-$9.56. The average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises. This is because the Company prefunds the program through share repurchase. Thus, stock option exercises have generated additional capital, since cash received from employees has exceeded the Company's average acquisition cost of treasury stock. In addition, stock option exercises generated $207.8 million of tax benefits for the Company during the three years ended December 31, 1997.

                                                                             DECEMBER 31, 1997
      ----------------------------------------------------------------------------------------
                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                               --------------------------------------- -----------------------
                                                WEIGHTED-
                                                 AVERAGE     WEIGHTED-               WEIGHTED-
                                  NUMBER        REMAINING     AVERAGE     NUMBER      AVERAGE
      RANGE OF                  OF OPTIONS     CONTRACTUAL   EXERCISE   OF OPTIONS   EXERCISE
      EXERCISE PRICES          (IN MILLIONS) LIFE (IN YEARS)   PRICE   (IN MILLIONS)   PRICE
      ---------------          ------------- --------------- --------- ------------- ---------
      $11 to 15...............      6.8            2.1        $14.36        6.8       $14.36
       16 to 22...............     12.6            4.2         19.52        8.5        19.58
       23 to 36...............     30.3            6.4         30.07       11.2        29.36
       37 to 52...............     28.5            9.0         48.10        3.7        49.05
                                   ----            ---        ------       ----       ------
      $11 to 52...............     78.2            6.6        $33.58       30.2       $25.67
                                   ====            ===        ======       ====       ======

  Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and are presented in the table below:

                                                       1997     1996     1995
                                                     -------- -------- --------
      Net income--pro forma (in millions)........... $1,589.3 $1,538.3 $1,414.0
      Net income per common share--pro forma
          Basic.....................................     2.27     2.16     1.95
          Diluted...................................     2.22     2.11     1.91
      Weighted-average fair value of options
       granted......................................    16.80    16.88    13.07

  For pro forma disclosures, the options' estimated fair value was amortized over their expected seven-year life. These pro forma amounts are not indicative of anticipated future disclosures because SFAS 123 does not apply to grants before 1995. Therefore, the pro forma disclosures do not include a full seven years of grants. The fair value for these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options:

                                                               1997  1996  1995
                                                               ----  ----  ----
      Expected dividend yield.................................  .65%  .65%  .65%
      Expected stock price volatility......................... 21.3% 19.4% 20.9%
      Risk-free interest rate................................. 6.61% 6.14% 7.39%
      Expected life of options (in years).....................    7     7     7

CAPITAL STOCK

PER COMMON SHARE INFORMATION

  Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of applicable tax benefits). In 1995, income was also reduced by $3.9 million for the one-time effect of the Company's exchange of its Series E 7.72% Cumulative Preferred Stock for subordinated debt securities, and by an additional $.4 million for the effect of the Company's repurchase of additional Series E preferred stock.

PREFERRED STOCK

  In December 1992, the Company issued $500.0 million of Series E 7.72% Cumulative Preferred Stock with a liquidation preference of $50,000 per share. One preferred share was equal to 2,000 depositary shares and was entitled to one vote under certain circumstances. In 1995, the Company completed an exchange of depositary shares equaling 2,600 shares of this preferred stock for subordinated debt securities and repurchased depositary shares equaling approximately 250 shares. The Company redeemed the remaining Series E shares for cash in December 1997.

  In September 1989 and April 1991, respectively, the Company sold $200.0 million of Series B and $100.0 million of Series C ESOP Convertible Preferred Stock to the LESOP. The LESOP financed the purchase by issuing notes guaranteed by the Company and included in long-term debt, with an offsetting reduction in shareholders' equity. In 1992 and 1995, this preferred stock was converted into a total of 15.1 million common shares.

CHANGE IN PAR VALUE

  In May 1996, Company shareholders approved an increase in the number of authorized shares of Common Stock from 1.25 billion with no par value to 3.5 billion with $.01 par value. The change in par value did not affect any of the existing rights of shareholders and was recorded as an adjustment to additional paid-in capital and common stock.

COMMON EQUITY PUT OPTIONS

  In 1997, the Company sold 5.3 million common equity put options, of which
1.8 million options were outstanding at December 31, 1997. The options expire at various dates through May 1998. At December 31, 1997, the $80.3 million exercise price of these outstanding options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

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

  Each Right is nonvoting and expires on December 28, 1998, unless redeemed by the Company, at a price of $.0025, at any time prior to the public announcement that a person or group has exceeded the threshold. At December 31, 1997, 2.1 million shares of the Series A Junior Participating Preferred Stock were reserved for issuance under this plan.

QUARTERLY RESULTS (UNAUDITED)

                                                      QUARTERS ENDED
                          --------------------------------------------------------------------------------
                             DECEMBER 31          SEPTEMBER 30           JUNE 30            MARCH 31
                          ------------------    ------------------  ------------------  ------------------
                            1997      1996        1997      1996      1997      1996      1997      1996
                          --------  --------    --------  --------  --------  --------  --------  --------
                                        (IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
Systemwide sales........  $8,530.4  $8,284.5    $8,799.7  $8,286.1  $8,475.1  $7,932.0  $7,833.1  $7,309.5
                          --------  --------    --------  --------  --------  --------  --------  --------
Revenues
  Sales by Company-
   operated restaurants.  $2,110.7  $2,005.5    $2,158.5  $1,965.6  $2,014.1  $1,885.8  $1,853.2  $1,713.8
  Revenues from
   franchised and
   affiliated
   restaurants..........     841.9     816.1       847.5     808.2     818.5     779.3     764.4     712.2
                          --------  --------    --------  --------  --------  --------  --------  --------
    Total revenues......   2,952.6   2,821.6     3,006.0   2,773.8   2,832.6   2,665.1   2,617.6   2,426.0
                          --------  --------    --------  --------  --------  --------  --------  --------
Operating costs and
   expenses Company-
   operated restaurants.   1,726.3   1,638.7     1,756.1   1,582.1   1,640.1   1,523.1   1,527.1   1,419.3
  Franchised
   restaurants..........     160.6     150.0       153.9     142.2     151.1     140.7     148.3     137.2
  Selling, general and
   administrative
   expenses.............     393.8     381.0       375.5     347.9     347.2     326.3     334.0     311.2
  Other operating
   (income) expense--
   net..................     (23.3)     37.9(1)    (34.9)    (42.4)    (49.3)    (37.1)     (6.0)     (4.2)
                          --------  --------    --------  --------  --------  --------  --------  --------
    Total operating
     costs and expenses.   2,257.4   2,207.6     2,250.6   2,029.8   2,089.1   1,953.0   2,003.4   1,863.5
                          --------  --------    --------  --------  --------  --------  --------  --------
Operating income........     695.2     614.0       755.4     744.0     743.5     712.1     614.2     562.5
                          --------  --------    --------  --------  --------  --------  --------  --------
Interest expense........      94.1      90.2        94.1      84.7      86.2      82.8      90.0      84.8
Nonoperating (income)
 expense--net...........      11.7       0.3         2.2       9.4      14.2       3.8       8.5      25.6
                          --------  --------    --------  --------  --------  --------  --------  --------
Income before provision
 for income taxes.......     589.4     523.5       659.1     649.9     643.1     625.5     515.7     452.1
                          --------  --------    --------  --------  --------  --------  --------  --------
Provision for income
 taxes..................     178.5     113.5(2)    210.2     209.3     204.9     205.1     171.2     150.5
                          --------  --------    --------  --------  --------  --------  --------  --------
Net income..............  $  410.9  $  410.0    $  448.9  $  440.6  $  438.2  $  420.4  $  344.5  $  301.6
                          ========  ========    ========  ========  ========  ========  ========  ========
Net income per common
 share (3)..............  $    .59  $    .58    $    .64  $    .62  $    .63  $    .59  $    .49  $    .42
Net income per common
 share--diluted (3).....       .58       .57         .63       .61       .61       .58       .48       .41
Dividends per common
 share..................  $  .0825  $  .0750    $  .0825  $  .0750  $  .0825  $  .0750  $  .0750  $  .0675
Weighted average shares.     687.6     695.5       688.5     697.8     689.7     699.1     691.6     700.5
Weighted average
 shares--diluted........     701.8     712.4       704.4     715.6     707.3     718.0     707.5     721.1

-------
(1) Includes the $72 million special charge.
(2) Includes a $50 million tax benefit as a result of certain international transactions.
(3) Net income per common share data is presented in conformity with SFAS 128.

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

  The Company maintains a system of internal control over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures which are communicated throughout the Company; careful selection, training, and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain high standards of proper business practices throughout the world.

  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that at December 31, 1997, it maintained an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.

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

McDONALD'S CORPORATION
Oak Brook, Illinois
January 22, 1998

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
McDonald's Corporation
Oak Brook, Illinois

  We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Chicago, Illinois
January 22, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1997.

  Information regarding all of the Company's executive officers is included in
Part I.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1997.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

  (a) 1.Financial statements:

    Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

   2.Financial statement schedules:

    No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

  (b)Exhibits:

    The exhibits listed in the accompanying index are filed as part of this report.

                             MCDONALD'S CORPORATION
                                 EXHIBIT INDEX
                                   (ITEM 14)

EXHIBIT
NUMBER
-------
                                  DESCRIPTION
                                  -----------
(3) Restated Certificate of Incorporation, effective as of December 29, 1997, incorporated herein by reference from Form 8-K dated January 5, 1998. By-
    Laws, effective as of December 19, 1997, incorporated herein by reference from Form 8-K dated January 5, 1998.
(4) Instruments defining the rights of security holders, including Indentures
    (A):
  (a) Senior Debt Securities Indenture dated as of October 19, 1996 incorporated herein by reference from Exhibit 4(a) of Form S-3
      Registration Statement (File No. 333-14141).
    (i) 6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1
        dated as of January 8, 1998, incorporated herein by reference from
        Exhibit (4)(a) of Form 8-K dated January 5, 1998.
  (b) Subordinated Debt Securities Indenture dated as of October 18, 1996, incorporated herein by reference from Form 8-K dated October 18, 1996.
    (i) 7 1/2% Subordinated Deferrable Interest Debentures due 2036.
        Supplemental Indenture No. 1 dated as of November 5, 1996, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated October 18,
        1996.
    (ii)  7 1/2% Subordinated Deferrable Interest Debentures due 2037.
         Supplemental Indenture No. 2 dated as of January 14, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated
         January 9, 1997.
    (iii) 7.31% Subordinated Deferrable Interest Debentures due 2027.
          Supplemental Indenture No. 3 dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September
          19, 1997.
  (c) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement (File
      No. 33-12364).
    (i) Medium-Term Notes, Series B, due from nine months to 30 years from Date of Issue. Supplemental Indenture No. 12 incorporated herein by reference from Exhibit (4) of Form 8-K dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from
        Exhibit (4)(b) of Form 8-K dated September 14, 1989.
    (ii) Medium-Term Notes, Series C, due from nine months to 30 years from
         Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration
         Statement (File no. 33-34762), dated May 14, 1990.
    (iii) Medium-Term Notes, Series C, due from nine months (U.S. Issue)/184 days (Euro Issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March
          31, 1991.
    (iv) 8 7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by reference from Exhibit (4) of Form 8-K dated April 22, 1991.
    (v) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days
        (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No.
        18 incorporated herein by reference from Exhibit 4(b) of Form S-3
        Registration Statement (File No. 33-42642), dated September 10, 1991.
    (vi) 7 3/8% Notes due July 15, 2002. Form of Supplemental Indenture No. 19
         incorporated herein by reference from Exhibit (4) of Form 8-K dated
         July 10, 1992.
    (vii) 6 3/4% Notes due February 15, 2003. Form of Supplemental Indenture
          No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated March 1, 1993.
    (viii) 7 3/8% Debentures due July 15, 2033. Form of Supplemental Indenture
           No. 21 incorporated herein by reference from Exhibit (4)(a) of Form
           8-K dated July 15, 1993.

EXHIBIT
NUMBER
-------
                                  DESCRIPTION
                                  -----------
    (ix) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days
         (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture
         No. 22 incorporated herein by reference from Exhibit 4(b) of Form S-3
         Registration Statement (File No. 33-60939), dated July 13, 1995.
    (x) 6 5/8% Notes due September 1, 2005. Form of Supplemental Indenture No.
        23 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 5, 1995.
    (xi) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24
         incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated
         November 13, 1995.
  (d) Rights Agreement dated as of December 13, 1988 between McDonald's
      Corporation and The First National Bank of Chicago, incorporated herein by reference from Exhibit 1 of Form 8-K dated December 23, 1988.
    (i) Amendment No. 1 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated May 25, 1989.
    (ii) Amendment No. 2 to Rights Agreement incorporated herein by reference from Exhibit 1 of Form 8-K dated July 25, 1990.
  (e) Indenture and Supplemental Indenture No. 1 dated as of September 8, 1989, between McDonald's Matching and Deferred Stock Ownership Trust, McDonald's
      Corporation and Pittsburgh National Bank in connection with SEC
      Registration Statement Nos. 33-28684 and 33-28684-01, incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 14, 1989.
  (f) Form of Supplemental Indenture No. 2 dated as of April 1, 1991, supplemental to the Indenture between McDonald's Matching and Deferred
      Stock Ownership Trust, McDonald's Corporation and Pittsburgh National Bank
      in connection with SEC Registration Statement Nos. 33-28684 and 33-28684-
      01, incorporated herein by reference from Exhibit (4)(c) of Form 8-K dated
      March 22, 1991.
(10) Material Contracts
  (a) Directors' Stock Plan, as amended and restated, incorporated by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*
  (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*
    (i) Amendment No. 1 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.
    (ii) Amendment No. 2 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.
    (iii) Amendment No. 3 incorporated by reference from Form 10-Q for the quarter ended June 30, 1997.
    (iv) Amendment No. 4 filed herewith.
  (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's
      Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization
      Plan, as amended and restated, incorporated herein by reference from Form
      10-K for the year ended December 31, 1995.*
  (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended
      March 31, 1996.*
  (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated by reference from Exhibit 10(e) of Form 10-Q for the quarter ended June
      30, 1997.
  (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated by reference from Exhibit 10(f) of Form 10-Q for the quarter ended September 30, 1997.*
  (g) Non-Employee Director Stock Option Plan, incorporated by reference from
      Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of
      1995 Annual Meeting of Shareholders dated April 12, 1995.*
  (h) Employment Agreement, incorporated by reference from Exhibit 10 (h) of
      Form 10-Q for the quarter ended September 30, 1997.*

EXHIBIT
NUMBER
-------
                              DESCRIPTION
                              -----------
(11) Statement re: Computation of per share earnings.
(12) Statement re: Computation of ratios.
(21) Subsidiaries of the registrant.
(23) Consent of independent auditors.
(27.1) Financial Data Schedule
(27.2) Restated Financial Data Schedule
(99) Press Release dated March 26, 1998--McDonald's Announces Strategic
     Initiatives

--------
*  Denotes compensatory plan.

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

  (c)Reports on Form 8-K

    The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 30, 1998.

           DATE OF                   ITEM                                FINANCIAL STATEMENTS
            REPORT                  NUMBER                               REQUIRED TO BE FILED
           --------                 ------                               --------------------
           10/17/97                 Item 7                                       No
            1/05/98                 Item 5                                       No
            2/10/98                 Item 7                                       No

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          McDonald's Corporation
                                           (Registrant)

                                                     Michael L. Conley
                                          By___________________________________
                                                     Michael L. Conley
                                               Executive Vice President and
                                                  Chief Financial Officer

            March 30, 1998
Date: _______________________________

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE 30TH DAY OF MARCH, 1998:

                 SIGNATURE                                     TITLE
                 ---------                                     -----


              Hall Adams, Jr.               Director
___________________________________________
              Hall Adams, Jr.

          Robert M. Beavers, Jr.            Senior Vice President and Director
___________________________________________
          Robert M. Beavers, Jr.

            James R. Cantalupo              President and Chief Executive Officer--
___________________________________________   McDonald's International and Director
            James R. Cantalupo

              Gordon C. Gray                Director
___________________________________________
              Gordon C. Gray

             Jack M. Greenberg              Vice Chairman, Chairman and Chief Executive
___________________________________________   Officer--McDonald's U.S.A. and Director
             Jack M. Greenberg

          Enrique Hernandez, Jr.            Director
___________________________________________
          Enrique Hernandez, Jr.

             Donald R. Keough               Director
___________________________________________
             Donald R. Keough

              Donald G. Lubin               Director
___________________________________________
              Donald G. Lubin

             Andrew J. McKenna              Director
___________________________________________
             Andrew J. McKenna


                 SIGNATURE                                     TITLE
                 ---------                                     -----
            Michael R. Quinlan              Chairman, Chief Executive Officer and
___________________________________________   Director
            Michael R. Quinlan
              Terry L. Savage               Director
___________________________________________
              Terry L. Savage

              Roger W. Stone                Director
___________________________________________
              Roger W. Stone

            Robert N. Thurston              Director
___________________________________________
            Robert N. Thurston

              Fred L. Turner                Senior Chairman and Director
___________________________________________
              Fred L. Turner

           B. Blair Vedder, Jr.             Director
___________________________________________
           B. Blair Vedder, Jr.

             Michael L. Conley              Executive Vice President and Chief
___________________________________________   Financial Officer
             Michael L. Conley

            Christopher Pieszko             Senior Vice President and Corporate
___________________________________________   Controller
            Christopher Pieszko
