Form 10-Q
period 1998-03-31
MCDONALDS CORP
filed 1998-05-14
CIK 63908

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
     __________

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


      Registrant's telephone number, including area code: (630) 623-3000
    ----------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----  ------


                                  687,430,149
                             ---------------------
                       (Number of shares of common stock
                       outstanding as of March 31, 1998)

===============================================================================

                             McDONALD'S CORPORATION
                             ----------------------

                                     INDEX
                                     -----


                                                                  Page Reference
Part I.   Financial Information

          Item 1 - Financial Statements

            Condensed consolidated balance sheet,
            March 31, 1998 (unaudited) and                               3
            December 31, 1997

            Condensed consolidated statement of
            income (unaudited), first quarters ended
            March 31, 1998 and 1997                                      4

            Condensed consolidated statement of
            cash flows (unaudited), first quarters
            ended March 31, 1998 and 1997                                5

            Financial comments (unaudited)                               6

          Item 2 -  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                            7

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                     12

          (a)  Exhibits
               The exhibits listed in the
               accompanying Exhibit Index are
               filed as part of this report                             12

          (b)  Reports on Form 8-K                                      14

Signature                                                               15


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                     (unaudited)
In millions                                                                         March 31, 1998     December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   353.8        $   341.4
Accounts and notes receivable                                                             498.5            483.5
Inventories, at cost, not in excess of market                                              67.2             70.5
Prepaid expenses and other current assets                                                 261.0            246.9
----------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                  1,180.5          1,142.3
----------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,237.6          2,137.8
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        20,275.2         20,088.2
Accumulated depreciation and amortization                                              (5,277.1)        (5,126.8)
----------------------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                           14,998.1         14,961.4
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $18,416.2        $18,241.5
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   565.3        $ 1,293.8
Accounts payable                                                                          404.4            650.6
Income taxes                                                                              148.4             52.5
Other taxes                                                                               151.6            148.5
Accrued interest                                                                          124.7            107.1
Other accrued liabilities                                                                 442.7            396.4
Current maturities of long-term debt                                                       46.9            335.6
----------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                             1,884.0          2,984.5
----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          5,848.5          4,834.1
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        422.7            427.5
DEFERRED INCOME TAXES                                                                   1,057.6          1,063.5
COMMON EQUITY PUT OPTIONS                                                                  81.4             80.3
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
 issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
  issued - 830.3 million shares                                                             8.3              8.3
Additional paid-in capital                                                                790.1            699.2
Guarantee of ESOP notes                                                                  (171.3)          (171.3)
Retained earnings                                                                      12,874.8         12,569.0
Accumulated other comprehensive income                                                   (510.2)          (470.5)
Common stock in treasury, at cost; 142.9 and 144.6 million shares                      (3,869.7)        (3,783.1)
----------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                            9,122.0          8,851.6
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $18,416.2        $18,241.5
================================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            Quarters Ended
In millions, except                                                                            March 31
per common share data                                                                1998                    1997
-------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                              $2,014.3                $1,853.2
Revenues from franchised and affiliated restaurants                                   790.6                   764.4
-------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                                    2,804.9                 2,617.6
-------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                                        1,663.4                 1,527.1
Franchised restaurants - occupancy expenses                                           158.1                   148.3
Selling, general, and administrative expenses                                         343.0                   334.0
Other operating (income) expense-net                                                   (2.3)                   (6.0)
-------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                                                2,162.2                 2,003.4
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      642.7                   614.2
-------------------------------------------------------------------------------------------------------------------
Interest expense                                                                      102.8                    90.0
Nonoperating (income) expense-net                                                       (.3)                    8.5
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                              540.2                   515.7
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                            178.0                   171.2
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  362.2                $  344.5
===================================================================================================================
NET INCOME PER COMMON SHARE                                                        $    .53                $    .49
NET INCOME PER COMMON SHARE - DILUTED                                                   .52                     .48
-------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                                         $  .0825                $   .075
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                                               686.4                   691.6
WEIGHTED AVERAGE SHARES - DILUTED                                                     701.9                   707.5
-------------------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            Quarters Ended
                                                                                               March 31
In millions                                                                          1998                    1997
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $ 362.2                 $ 344.5
Adjustments to reconcile to cash provided by operations
  Depreciation and amortization                                                       203.9                   191.9
  Changes in operating working capital items                                          (54.9)                   14.4
  Other                                                                                10.2                   (18.9)
-------------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                                       521.4                   531.9
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                                  (401.9)                 (454.4)
Purchases and sales of restaurant businesses and
  sales of other property                                                               7.2                    23.0
Other                                                                                 (36.7)                  (57.9)
-------------------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                                               (431.4)                 (489.3)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments                         22.0                   235.1
Treasury stock purchases                                                             (100.7)                 (296.4)
Common and preferred stock dividends                                                  (56.6)                  (58.7)
Other                                                                                  57.7                    47.3
-------------------------------------------------------------------------------------------------------------------
    CASH USED FOR FINANCING ACTIVITIES                                                (77.6)                  (72.7)
-------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                               12.4                   (30.1)
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                           341.4                   329.9
-------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                               $ 353.8                 $ 299.8
===================================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 1998 do not necessarily indicate the results that may be expected for the full year.

  The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


Comprehensive Income

  Comprehensive income consists of net income and foreign currency translation adjustments and totaled $322.5 million and $253.0 million for the quarters ended March 31, 1998 and 1997, respectively.


Per Common Share Information

  Income used in the computation of per common share information was reduced by preferred stock cash dividends of $6.9 million for the first quarter of 1997. The Company retired its remaining Series E Preferred Stock in December 1997. Diluted net income per common share includes the dilutive effect of stock options.


Common Equity Put Options

  At March 31, 1998, 1.8 million of common equity put options were outstanding, of which .8 million were sold in first quarter 1998. The options expire at various dates through May 1998. The $81.4 million exercise price of the options outstanding was classified in common equity put options at March 31, 1998, and the related offset was recorded in common stock in treasury, net of premiums received.

Segment Information

  The following table presents the Company's revenues and operating income by geographic segment:


                                     Quarters Ended March 31
                                       1998           1997
                                     -----------------------
Revenues
  U.S.                               $1,102.0       $1,083.9
  Europe                                990.3          890.5
  Asia/Pacific                          376.3          351.8
  Latin America                         192.9          149.1
  Other                                 143.4          142.3
                                     --------       --------
     Total revenues                  $2,804.9       $2,617.6
                                     ========       ========

Operating income
  U.S.                                 $284.5         $271.2
  Europe                                228.6          205.0
  Asia/Pacific                           81.5           95.1
  Latin America                          39.8           32.8
  Other                                  23.9           23.2
  Corporate SG&A                        (15.6)         (13.1)
                                       ------         ------
     Total operating income            $642.7         $614.2
                                       ======         ======

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

------------------------------------------------------------------------------------------------------------------------------------
INCREASES (DECREASES) IN OPERATING RESULTS OVER 1997
------------------------------------------------------------------------------------------------------------------------------------

Dollars in millions, except                                                                          First Quarter
per common share data                                                                               Ended March 31
------------------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                                                             $336.6                  4%
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                                        $161.1                  9%
Revenues from franchised and affiliated restaurants                                            26.2                  3
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                                           187.3                  7
------------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES

Company-operated restaurants                                                                  136.3                  9
Franchised restaurants - occupancy costs                                                        9.8                  7
Selling, general, and administrative expenses                                                   9.0                  3
Other operating (income) expense-net                                                            3.7               (N/M)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES                                                       158.8                  8
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                               28.5                  5
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                               12.8                 14
Nonoperating (income) expense-net                                                              (8.8)              (N/M)
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                       24.5                  5
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                      6.8                  4
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $ 17.7                  5%
====================================================================================================================================
NET INCOME PER COMMON SHARE                                                                  $  .04                  8%
NET INCOME PER COMMON SHARE - DILUTED                                                           .04                  8
------------------------------------------------------------------------------------------------------------------------------------

(N/M) Not meaningful


CONSOLIDATED OPERATING RESULTS

     Net income and diluted net income per common share for the quarter increased five percent and eight percent, respectively, over the same period of 1997. Changing foreign currencies significantly reduced reported results. Excluding the foreign currency translation effect, net income would have increased nine percent and diluted net income per common share would have increased 12 percent.

     During the first quarter, the Company repurchased $127 million of common stock. Fewer shares outstanding and the absence of preferred dividends in first quarter 1998, due to the retirement of the Company's remaining Series E Preferred Stock in December 1997, resulted in the higher increase in diluted net income per common share compared with net income.


------------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                                                                 Quarters ended March 31
                                                    --------------------------------------------------------------------------------
Dollars in millions                                          1998                     1997                  Increase/(Decrease)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          As           In Constant
                                                                                                    Reported           Currencies*
------------------------------------------------------------------------------------------------------------------------------------
U.S.                                                     $4,119.2                 $3,988.9           3%                  n/a
------------------------------------------------------------------------------------------------------------------------------------
Europe                                                    1,949.9                  1,801.0           8                   16%
------------------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                              1,334.0                  1,377.7           (3)                 10
------------------------------------------------------------------------------------------------------------------------------------
Latin America                                               410.6                    328.6           25                  30
------------------------------------------------------------------------------------------------------------------------------------
Other                                                       356.0                    336.9           6                   11
------------------------------------------------------------------------------------------------------------------------------------
    Total Systemwide sales                               $8,169.7                 $7,833.1           4%                   9%
------------------------------------------------------------------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results n/a Not applicable

     Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Comparable sales are measured on a constant currency basis. Constant currency information excludes the effect of foreign currency translation on reported results. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments along with initial fees.

     On a global basis, the increases in sales and revenues were primarily due to expansion, offset in part by weaker foreign currencies.

     U.S. sales increased primarily due to restaurant expansion as comparable sales were relatively flat.

     In Europe, the constant currency sales increase was driven by expansion and positive comparable sales. England, France, Italy and Spain were the primary contributors to the strong sales performance.

     In Asia/Pacific, the constant currency sales increase was due to expansion, partly offset by negative comparable sales. Difficult economic conditions in Japan and the economic downturns in Southeast Asia negatively impacted consumer spending.

     In Latin America, the constant currency sales increase was driven by expansion and positive comparable sales. Brazil accounted for more than half of the sales growth. In addition, strong sales in Argentina, Mexico, and Venezuela contributed to Latin America's strong performance.

     Revenues increased at a faster rate than sales for first quarter 1998. This was primarily due to the weakening Japanese Yen, which had a greater negative effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.

-------------------------------------------------------------------------
 Consolidated operating margins                 Quarters ended March 31
                                              ---------------------------
                                                    1998        1997
-------------------------------------------------------------------------
 Dollars in millions
-------------------------------------------------------------------------
 Company-operated                                   $350.9      $326.1
-------------------------------------------------------------------------
 Franchised                                          632.5       616.1
-------------------------------------------------------------------------
   Combined operating margins                       $983.4      $942.2
-------------------------------------------------------------------------
 Percent of sales/revenues
-------------------------------------------------------------------------
 Company-operated                                     17.4%       17.6%
-------------------------------------------------------------------------
 Franchised                                           80.0        80.6
-------------------------------------------------------------------------

     Company-operated margins as a percent of sales decreased slightly for the quarter. Occupancy & other operating expenses increased as a percent of sales, while food & paper and payroll costs were relatively flat.

     U.S. Company-operated margins as a percent of sales increased for the quarter, while Company-operated margins outside the U.S. declined, primarily in Asia/Pacific. In the U.S., decreases in food & paper costs and occupancy & other operating expenses as a percent of sales were partially offset by increases in payroll costs. Outside the U.S., as a percent of sales, increases in food & paper costs and occupancy & other operating expenses were offset in part by decreases in payroll costs.

     Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues decreased, franchised margin dollars increased three percent.

     As a percent of revenues, franchised margins declined both in the U.S. and outside the U.S. The declines reflected higher occupancy costs, including rent expense, driven by an increase in the number of leased sites.

     The increase in selling, general & administrative expenses was primarily due to strategic global spending to support restaurant development, value initiatives and execution strategies, offset in part by the translation effect of weaker foreign currencies.


Other operating (income) expense-net                      Quarters ended
                                                             March 31
                                                         -----------------
Dollars in millions                                       1998      1997
--------------------------------------------------------------------------
Gains on sales of restaurant businesses                  $ (8.0)   $ (7.6)
--------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates           (12.4)    (15.9)
--------------------------------------------------------------------------
Other (income) expense                                     18.1      17.5
--------------------------------------------------------------------------
  Other operating (income) expense--net                  $ (2.3)   $ (6.0)
--------------------------------------------------------------------------


     Other operating (income) expense-net consists of transactions related to franchising and the food service business. The decrease in equity in earnings of unconsolidated affiliates was due to the weaker Japanese Yen; increased ownership in Singapore, changing its classification from an affiliate to a consolidated subsidiary; and weak performance in certain Asia/Pacific markets, partly offset by increased equity in earnings of U.S. affiliates.


Operating income                           Quarters ended March 31
                                 ------------------------------------------
Dollars in millions              1998     1997        Increase/(Decrease)
                                 ------------------------------------------
                                                       As       In Constant
                                                    Reported    Currencies*
U.S.                             $284.5   $271.2        5%          n/a
---------------------------------------------------------------------------
Europe                            228.6    205.0       12            18%
---------------------------------------------------------------------------
Asia/Pacific                       81.5     95.1      (14)           (5)
---------------------------------------------------------------------------
Latin America                      39.8     32.8       21            29
---------------------------------------------------------------------------
Other                              23.9     23.2        3             8
---------------------------------------------------------------------------
Corporate SG&A                    (15.6)   (13.1 )     19           n/a
---------------------------------------------------------------------------
  Total operating income         $642.7   $614.2        5%            9%
---------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results n/a Not applicable

     Consolidated operating income increased $55.7 million or nine percent in constant currencies. The increase reflected higher combined operating margin dollars, offset in part by higher selling, general & administrative expenses and slightly lower other operating income.

     U.S. operating income increased $13.3 million or five percent, reflecting higher combined operating margin dollars and relatively flat selling, general & administrative expenses and other operating income.

     Europe's operating income increased 18 percent in constant currencies. This performance was primarily due to strong results in England, France, Germany, Italy and Spain.

     Asia/Pacific's operating income decreased five percent in constant currencies. The benefit from the consolidation of our Singapore affiliate was more than offset by the depressed operating results in certain Southeast Asian markets.

     Latin America's operating income increased 29 percent in constant currencies, primarily driven by strong operating results in Brazil.

     Higher interest expense reflected higher debt levels, offset in part by weaker foreign currencies and lower average interest rates. The higher debt levels were primarily due to borrowings in the last half of 1997 to fund the retirement of preferred stock issued by a foreign subsidiary and the Company's Series E Preferred Stock.

     Nonoperating (income) expense-net reflected lower charges for minority interests.

     The effective income tax rate was 33.0 percent for first quarter 1998 compared with 33.2 percent for first quarter 1997. For the year 1998, the Company expects the effective tax rate to be in the range of 32.5 percent to
33.5 percent.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

     While changing foreign currencies affect reported results, McDonald's lessens exposures by financing in local currencies, hedging certain foreign-denominated cash flows and, where practical, by purchasing goods and services in local currencies.

     The weakening Australian Dollar, Deutsche Mark, French Franc and Japanese Yen, as well as the significantly weakened Southeast Asian currencies, were the primary foreign currencies that negatively affected reported results for first quarter 1998. The following table presents the 1998 results translated at 1997 rates compared with reported results.

=======================================================================================================
Effect of foreign currency translation on worldwide reported results
-------------------------------------------------------------------------------------------------------
                                                                                      Increase
                                     ------------------------------------------------------------------
Dollars in millions, except per            As     In Constant                        As     In Constant
common share data                    Reported     Currencies*       Change     Reported     Currencies*
=======================================================================================================
Quarter ended March 31, 1998
=======================================================================================================
Systemwide sales                     $8,169.7       $8,526.9        $357.2         4%            9%
-------------------------------------------------------------------------------------------------------
Total revenues                        2,804.9        2,935.4         130.5         7            12
-------------------------------------------------------------------------------------------------------
Operating income                        642.7          669.9          27.2         5             9
-------------------------------------------------------------------------------------------------------
Net income                              362.2          373.8          11.6         5             9
-------------------------------------------------------------------------------------------------------
Net income per common share-
diluted                                   .52            .54           .02         8            12
=======================================================================================================

* Excluding the effect of foreign currency translation on reported results

FINANCIAL POSITION

     Free cash flow - cash provided by operations less capital expenditures - for the quarter ended March 31, 1998 increased $42 million to $119.5 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 12% in the first quarter is primarily due to a decrease in U.S. capital expenditures. The Company plans to add about 2,100 restaurants worldwide in 1998, with about 85% being outside the U.S.

STRATEGIC INITIATIVES

     In March 1998, the Company announced initiatives to improve restaurant operations, enhance returns and reduce expenses. These initiatives include the introduction of a new "Made for You" food preparation system in the U.S. and Canada; a new financing approach to increase returns on new U.S. restaurants for owners/operators and the Company; and a comprehensive study undertaken to improve home office alignment, focus and productivity, and to reduce selling, general and administrative expenses. The Company anticipates recording a special charge to operating income in second quarter 1998 of approximately $170-$190 million related to the conversion to "Made for You." In addition, the Company expects to conclude the study of home office spending in second quarter 1998, at which time anticipated ongoing savings will be quantified and any related charge for one-time costs will be recorded.

FORWARD-LOOKING STATEMENTS

     Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives and advertising and promotional efforts and changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and government regulation; and accounting policies and practices.

--------------------------------------------------------------------------------
FIRST QUARTER HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                                                       Quarters Ended March 31
Dollars in millions                                                                  1998                    1997
--------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
    Operated by franchisees                                                        $ 5,030.2               $ 4,864.1
    Operated by the Company                                                          2,014.3                 1,853.2
    Operated by affiliates                                                           1,125.2                 1,115.8
--------------------------------------------------------------------------------------------------------------------
       Systemwide sales                                                              8,169.7                 7,833.1
--------------------------------------------------------------------------------------------------------------------
Revenues
    U.S.                                                                             1,102.0                 1,083.9
    Europe                                                                             990.3                   890.5
    Asia/Pacific                                                                       376.3                   351.8
    Latin America                                                                      192.9                   149.1
    Other                                                                              143.4                   142.3
--------------------------------------------------------------------------------------------------------------------
       Total revenues                                                                2,804.9                 2,617.6
--------------------------------------------------------------------------------------------------------------------
Restaurant margins
    Company-operated
    ----------------
    U.S.                                                                                16.4%                   16.0%
    Outside the U.S.                                                                    17.9%                   18.4%

    Franchised
    ----------
    U.S.                                                                                80.1%                   80.5%
    Outside the U.S.                                                                    79.8%                   80.7%
--------------------------------------------------------------------------------------------------------------------
Operating income                                                                   $   642.7               $   614.2
Income before provision for income taxes                                               540.2                   515.7
Net income                                                                             362.2                   344.5
Net income per common share                                                              .53                     .49
Net income per common share - diluted                                                    .52                     .48
--------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                            486.9                   531.9
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                        18,416.2                17,257.7
Total shareholders' equity                                                           9,122.0                 8,617.4
---------------------------------------------------------------------------------------------------------------------

RESTAURANTS

--------------------------------------------------------------------------------------------------------------------
                                                                                At March 31, 1998             1997
---------------------------------------------------------------------------------------------------------------------
By type
    Operated by franchisees                                                           14,366                 13,510
    Operated by the Company                                                            5,065                  4,406
    Operated by affiliates                                                             3,915                  3,360
--------------------------------------------------------------------------------------------------------------------
       Systemwide restaurants                                                         23,346                 21,276
---------------------------------------------------------------------------------------------------------------------

                                                                                          Quarters Ended March 31
                                                                                        1998                   1997
--------------------------------------------------------------------------------------------------------------------
Additions
    U.S.                                                                                  33                     10
    Europe                                                                                57                     61
    Asia/Pacific                                                                          91                    127
    Latin America                                                                         18                     30
    Other                                                                                 15                     26
--------------------------------------------------------------------------------------------------------------------
       Systemwide additions                                                              214                    254
--------------------------------------------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit Number                      Description
--------------                      -----------

     (3) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998. By-Laws, effective as of December 19, 1997, incorporated herein by reference from Form 8-K dated January 5, 1998.

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

Exhibit Number                      Description
--------------                      -----------

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

               (viii) 7-3/8% Debentures due July 15, 2033. Form of Supplemental
                      Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated July 15, 1993.

               (ix) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

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

     (10) Material Contracts

          (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*

Exhibit Number                      Description
--------------                      -----------

          (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (i) Amendment No. 1 incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1997.

               (ii) Amendment No. 2 incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1997.

               (iii) Amendment No. 3 incorporated herein by reference from Form
                     10-Q for the quarter ended June 30, 1997.

               (iv) Amendment No. 4 incorporated herein by reference from Form 10-K for the year ended December 31, 1997.

          (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

          (d) 1975 Stock Ownership Option Plan, as amended and restated, filed herewith.*

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, filed herewith.*

          (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the quarter ended September 30, 1997.*

          (g) Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

          (h)  Employment Agreement, incorporated by reference from Exhibit 10
               (h) of Form 10-Q for the quarter ended September 30, 1997.*

     (12) Statement re:  Computation of ratios

   (27.1) Financial Data Schedule

   (27.2) Restated Financial Data Schedule
---------------------
 * Denotes compensatory plan.

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

(b)  Reports on Form 8-K

         The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to May 14, 1998.

                                                     Financial Statements
           Date of Report         Item Number        Required to be Filed
           --------------         -----------        --------------------
               1/5/98               Item 5                    No
              2/10/98               Item 7                    No
              4/17/98               Item 7                    No
              4/30/98               Item 7                    No
               5/6/98               Item 5                    No

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            McDONALD'S CORPORATION
                                 (Registrant)



                            By     Michael L. Conley
                                   -----------------
                                   (Signature)

                                 Michael L. Conley
                                 Executive Vice President,
                                 Chief Financial Officer


 May 14, 1998
--------------
    (Date)