Form 10-Q
period 1998-06-30
MCDONALDS CORP
filed 1998-08-14
CIK 63908

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998


                                       OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

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



      Registrant's telephone number, including area code: (630) 623-3000
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----


                                  684,628,755
                         ----------------------------
                       (Number of shares of common stock
                       outstanding as of June 30, 1998)

================================================================================

================================================================================

                            McDONALD'S CORPORATION
                            ----------------------

                                     INDEX
                                     -----


                                                                                                  Page Reference
Part I.        Financial Information
               Item 1 - Financial Statements

                    Condensed consolidated balance sheet,
                    June 30, 1998 (unaudited) and
                    December 31, 1997                                                                    3

                    Condensed consolidated statement of
                    income (unaudited), six months and second quarters ended
                    June 30, 1998 and 1997                                                               4

                    Condensed consolidated statement of
                    cash flows (unaudited), six months and second quarters
                    ended June 30, 1998 and 1997                                                         5

                    Financial comments (unaudited)                                                       6

               Item 2 -  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                                                       8

Part II.       Other Information


               Item 4 - Submission of Matters to a Vote of Security Holders                              15

               Item 5 - Other Information                                                                15

               Item 6 - Exhibits and Reports on Form 8-K                                                 15

                    (a)  Exhibits
                         The exhibits listed in the
                         accompanying Exhibit Index are
                         filed as part of this report                                                    15

                    (b)  Reports on Form 8-K                                                             19

Signature                                                                                                20


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

-----------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
In millions                                                                         June 30, 1998    December 31, 1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   324.9           $   341.4
Accounts and notes receivable                                                             571.3               483.5
Inventories, at cost, not in excess of market                                              71.9                70.5
Prepaid expenses and other current assets                                                 350.4               246.9
-----------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                  1,318.5             1,142.3
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,330.4             2,137.8
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        20,602.7            20,088.2
Accumulated depreciation and amortization                                              (5,402.0)           (5,126.8)
-----------------------------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                           15,200.7            14,961.4
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $18,849.6           $18,241.5
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   600.8           $ 1,293.8
Accounts payable                                                                          404.0               650.6
Income taxes                                                                              113.0                52.5
Other taxes                                                                               157.9               148.5
Accrued interest                                                                          125.0               107.1
Other accrued liabilities                                                                 593.0               396.4
Current maturities of long-term debt                                                       51.8               335.6
-----------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                             2,045.5             2,984.5
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          6,082.9             4,834.1
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        464.2               427.5
DEFERRED INCOME TAXES                                                                   1,091.0             1,063.5
COMMON EQUITY PUT OPTIONS                                                                 314.3                80.3
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
  issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
  issued - 830.3 million shares                                                             8.3                 8.3
Additional paid-in capital                                                                857.3               699.2
Guarantee of ESOP notes                                                                  (171.3)             (171.3)
Retained earnings                                                                      13,170.6            12,569.0
Accumulated other comprehensive income                                                   (583.5)             (470.5)
Common stock in treasury, at cost; 145.7 and 144.6 million shares                      (4,429.7)           (3,783.1)
-----------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                            8,851.7             8,851.6
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $18,849.6           $18,241.5
=======================================================================================================================



See accompanying Financial comments.

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
------------------------------------------------------------------------------

                                                              Six months ended            Quarters ended
In millions, except                                               June 30                    June 30
per common share data                                        1998       1997            1998       1997
---------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                      $4,284.7   $3,867.3       $2,270.4    $2,014.1
Revenues from franchised and affiliated restaurants         1,701.0    1,582.9          910.4       818.5
---------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                            5,985.7    5,450.2        3,180.8     2,832.6
---------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                3,507.1    3,167.2        1,843.7     1,640.1
Franchised restaurants - occupancy expenses                   324.6      299.4          166.5       151.1
Selling, general, and administrative expenses                 707.9      681.2          364.9       347.2
Special charge                                                160.0                     160.0
Other operating (income) expense-net                           (3.4)     (55.3)          (1.1)      (49.3)
---------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                        4,696.2    4,092.5        2,534.0     2,089.1
---------------------------------------------------------------------------------------------------------
OPERATING INCOME                                            1,289.5    1,357.7          646.8       743.5
---------------------------------------------------------------------------------------------------------
Interest expense                                              209.2      176.2          106.4        86.2
Nonoperating (income) expense-net                               6.3       22.7            6.6        14.2
---------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                    1,074.0    1,158.8          533.8       643.1
---------------------------------------------------------------------------------------------------------
Provision for income taxes                                    354.6      376.1          176.6       204.9
---------------------------------------------------------------------------------------------------------
NET INCOME                                                 $  719.4   $  782.7       $  357.2    $  438.2
=========================================================================================================
NET INCOME PER COMMON SHARE                                $   1.05   $   1.11       $    .52    $    .63
NET INCOME PER COMMON SHARE - DILUTED                          1.02       1.09            .50         .61
---------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                 $  .1725   $  .1575       $  .0900    $  .0825
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                       686.2      690.7          686.1       689.7
WEIGHTED AVERAGE SHARES - DILUTED                             704.7      707.2          707.6       707.3
---------------------------------------------------------------------------------------------------------


See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Six months ended     Quarters ended
                                                                  June 30             June 30
In millions                                                   1998      1997      1998      1997
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $  719.4   $ 782.7   $ 357.2   $ 438.2
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                              420.5     386.6     216.6     194.7
    Special charge, net of cash paid                           148.4               148.4
    Changes in operating working  capital items                (88.6)   (152.9)    (33.7)   (167.3)
    Other                                                       (4.3)    (40.6)    (14.5)    (21.7)
----------------------------------------------------------------------------------------------------
       CASH PROVIDED BY OPERATIONS                           1,195.4     975.8     674.0     443.9
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                           (857.5)   (956.9)   (455.6)   (502.5)
Purchases and sales of restaurant businesses and
    sales of property                                           11.5      37.9       4.3      14.9
Other                                                          (71.7)    (62.5)    (35.0)     (4.6)
----------------------------------------------------------------------------------------------------
       CASH USED FOR INVESTING ACTIVITIES                     (917.7)   (981.5)   (486.3)   (492.2)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and
    repayments                                                 182.2     496.0     160.2     260.9
Treasury stock purchases                                      (504.8)   (470.4)   (404.1)   (174.0)
Common and preferred stock dividends                          (118.3)   (122.5)    (61.7)    (63.8)
Other                                                          146.7      74.9      89.0      27.6
----------------------------------------------------------------------------------------------------
       CASH PROVIDED BY (USED FOR) FINANCING
       ACTIVITIES                                             (294.2)    (22.0)   (216.6)     50.7
----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                       (16.5)    (27.7)    (28.9)      2.4
----------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                    341.4     329.9     353.8     299.8
----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                       $  324.9   $ 302.2   $ 324.9   $ 302.2
====================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and the six months ended June 30, 1998 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $283.9 million and $376.7 million for the second quarters of 1998 and 1997, respectively, and $606.4 million and $629.7 million for the six months ended June 30, 1998 and 1997, respectively.

Per Common Share Information

     Income used in the computation of per common share information was reduced by preferred stock cash dividends of $6.9 million for the second quarter of 1997 and $13.8 million for the six months ended June 30, 1997. The Company retired its remaining Series E Preferred Stock in December 1997. Diluted net income per common share includes the dilutive effect of stock options.

Common Equity Put Options

     At June 30, 1998, 5.0 million of common equity put options were outstanding, all of which were sold in the second quarter 1998. The options expire at various dates through November 1998. The $314.3 million exercise price of the options outstanding was classified in common equity put options at June 30, 1998, and the related offset was recorded in common stock in treasury, net of premiums received.

New Accounting Standard - Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance and will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt the new Statement, however, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or financial position.

Special Charge

     In the second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. The Company's home office productivity plan, which was finalized and approved by management in the second quarter, is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, the Company will reduce home office staffing by approximately 525 positions, consolidate certain home office facilities and reduce other expenditures in a variety of areas. The $160 million second quarter charge was primarily comprised of costs associated with employee severance and outplacement and with the facilities consolidation.

Segment Information

     The following table presents the Company's revenues and operating income by geographic segment:

                                                    Six months ended       Quarters ended
                                                        June 30               June 30
                                                    1998        1997       1998       1997
-----------------------------------------------------------------------------------------------
REVENUES
  U.S.                                            $2,418.8    $2,262.1   $1,316.8   $1,178.2
  Europe                                           2,088.2     1,848.8    1,097.9      958.3
  Asia/Pacific                                       774.9       711.2      398.6      359.4
  Latin America                                      389.7       319.6      196.8      170.5
  Other                                              314.1       308.5      170.7      166.2
-----------------------------------------------------------------------------------------------
      TOTAL REVENUES                              $5,985.7    $5,450.2   $3,180.8   $2,832.6
-----------------------------------------------------------------------------------------------
OPERATING INCOME
  U.S. (1)                                        $  511.8    $  611.4   $  227.3   $  340.2
  Europe                                             512.6       461.7      284.0      256.7
  Asia/Pacific                                       159.0       181.3       77.5       86.2
  Latin America                                       79.7        71.7       39.9       38.9
  Other                                               58.6        58.2       34.7       35.0
  Corporate SG&A                                     (32.2)      (26.6)     (16.6)     (13.5)
-----------------------------------------------------------------------------------------------
      TOTAL OPERATING INCOME                      $1,289.5    $1,357.7   $  646.8   $  743.5
-----------------------------------------------------------------------------------------------

(1) Includes the $160 million special charge related to the home office productivity initiative recorded in the second quarter 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

--------------------------------------------------------------------------------
INCREASES (DECREASES) IN OPERATING RESULTS OVER 1997
--------------------------------------------------------------------------------

Dollars in millions, except                                  Six months ended      Quarter ended
per common share data                                             June 30             June 30
----------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                            $1,109.1       7%   $ 772.5          9%
----------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                       $  417.4      11%   $ 256.3         13%
Revenues from franchised and affiliated restaurants            118.1       7       91.9         11
----------------------------------------------------------------------------------------------------
    TOTAL REVENUES                                             535.5      10      348.2         12
----------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                   339.9      11      203.6         12
Franchised restaurants - occupancy costs                        25.2       8       15.4         10
Selling, general, and administrative expenses                   26.7       4       17.7          5
Special charge                                                 160.0    (N/M)     160.0       (N/M)
Other operating (income) expense-net                            51.9    (N/M)      48.2       (N/M)
----------------------------------------------------------------------------------------------------
    TOTAL OPERATING COSTS AND EXPENSES                         603.7      15      444.9         21
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                               (68.2)     (5)     (96.7)       (13)
----------------------------------------------------------------------------------------------------
Interest expense                                                33.0      19       20.2         23
Nonoperating (income) expense-net                              (16.4)   (N/M)      (7.6)      (N/M)
----------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                       (84.8)     (7)    (109.3)       (17)
----------------------------------------------------------------------------------------------------
Provision for income taxes                                     (21.5)     (6)     (28.3)       (14)
----------------------------------------------------------------------------------------------------
NET INCOME                                                  $  (63.3)     (8)%   $(81.0)       (18)%
====================================================================================================
NET INCOME PER COMMON SHARE                                 $  (0.06)     (5)%   $(0.11)       (17)%
NET INCOME PER COMMON SHARE - DILUTED                          (0.07)     (6)     (0.11)       (18)
-----------------------------------------------------------------------------------------------------

(N/M)  Not meaningful


     The following table presents the increases in operating results excluding the $160 million pre-tax special charge ($110 million after tax or $0.16 per diluted share) related to the home office productivity initiative recorded in the second quarter 1998:

--------------------------------------------------------------------------------
INCREASES  IN OPERATING RESULTS OVER 1997 - EXCLUDING SPECIAL CHARGE
--------------------------------------------------------------------------------

Dollars in millions, except                                  Six months ended    Quarter ended
per common share data                                             June 30           June 30
---------------------------------------------------------------------------------------------------
OPERATING INCOME                                               $91.8      7%     $63.3       9%
---------------------------------------------------------------------------------------------------
NET INCOME                                                      46.7      6       29.0       7
---------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - DILUTED                           0.09      8       0.05       8
---------------------------------------------------------------------------------------------------

CONSOLIDATED OPERATING RESULTS


     McDonald's previously announced the results of the home office productivity initiative designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, in the second quarter, the Company recorded a $160 million pre-tax special charge ($110 million after tax or $0.16 per diluted share) in U.S. operating income. The charge was primarily comprised of costs associated with employee severance and outplacement and with the consolidation of certain home office facilities. As a result of the productivity initiative, the Company expects to save about $100 million of selling, general & administrative expenses per year beginning in 2000, with about two-thirds of the savings expected to be realized in 1999.

     McDonald's also previously announced plans to introduce the "Made For You" food preparation system in all restaurants in the United States and Canada by the end of 1999. The $190 million estimated cost to implement this system consists primarily of financial incentive payments the Company is committed to provide to owner/operators to defray the cost of equipment made obsolete as a result of conversion to this new system. The Company will record charges to earnings for these incentive payments as they are made.

     Excluding the special charge, net income and diluted net income per common share increased six and eight percent for the six months and seven and eight percent for the quarter, respectively. Changing foreign currencies significantly reduced reported results. Excluding the foreign currency translation effect and the special charge, net income would have increased nine percent for both the six months and the quarter and diluted net income per common share would have increased 11 percent for both the six months and the quarter. Net income and diluted net income per common share, including the special charge, decreased eight and six percent for the six months, respectively, and both decreased 18 percent for the quarter.

     During the second quarter, McDonald's repurchased $389 million of the Company's common stock, bringing total share repurchases for the six months to $516 million. The spreads between the percent change in diluted net income per common share compared with net income resulted from fewer shares outstanding for the six months and the absence of preferred dividends in the six months and second quarter 1998, due to the retirement of our remaining Series E Preferred Stock in December 1997.


===============================================================================================
Systemwide sales
Dollars in millions                          1998           1997        Increase/(Decrease)
===============================================================================================
                                                                        As       In Constant
                                                                      Reported   Currencies (1)
-----------------------------------------------------------------------------------------------
Six months ended June 30
-----------------------------------------------------------------------------------------------
U.S.                                    $ 9,038.8      $ 8,409.3          7%                n/a
-----------------------------------------------------------------------------------------------
Europe                                    4,132.0        3,725.2         11                  17%
-----------------------------------------------------------------------------------------------
Asia/Pacific                              2,630.9        2,756.2         (5)                 11
-----------------------------------------------------------------------------------------------
Latin America                               830.8          683.5         22                  27
-----------------------------------------------------------------------------------------------
Other                                       784.8          734.0          7                  12
-----------------------------------------------------------------------------------------------
  Total Systemwide sales                $17,417.3      $16,308.2          7%                 11%
-----------------------------------------------------------------------------------------------
Quarters ended June 30
-----------------------------------------------------------------------------------------------
U.S.                                    $ 4,919.6      $ 4,420.4         11%                n/a
-----------------------------------------------------------------------------------------------
Europe                                    2,182.1        1,924.2         13                  17%
-----------------------------------------------------------------------------------------------
Asia/Pacific                              1,296.9        1,378.5         (6)                 11
-----------------------------------------------------------------------------------------------
Latin America                               420.2          354.9         18                  24
-----------------------------------------------------------------------------------------------
Other                                       428.8          397.1          8                  13
-----------------------------------------------------------------------------------------------
  Total Systemwide sales                $ 9,247.6      $ 8,475.1          9%                 13%
===============================================================================================

(1) Excluding the effect of foreign currency translation on reported results. n/a Not applicable

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

     On a global basis, the increases in sales and revenues were due to expansion and positive comparable sales trends, offset in part by weaker foreign currencies.

     U.S. sales increased due to positive comparable sales trends and restaurant expansion in both periods. Successful Monopoly and Teenie Beanie Baby promotions, combined with local market initiatives and favorable comparisons with the second quarter of 1997, contributed to the strong sales increases for both periods. While this exceptionally strong level of performance is not expected to continue in the second half of the year, the outlook for the remainder of the year is for strong growth in operating income.

     In Europe, the constant currency sales increase was driven by expansion and positive comparable sales trends in both periods. England, France, Italy and Spain were the primary contributors to the strong sales performance in both periods. In addition, Germany continued to show improved results from the value campaign initiated early this year.

     In Asia/Pacific, the constant currency sales increase in both periods was due to expansion, partly offset by negative comparable sales trends. Difficult economic conditions in Japan and Southeast Asia continued to negatively impact consumer spending.

     In Latin America, the constant currency sales increase was driven by expansion and positive comparable sales trends in both periods. For the six months, expansion and positive comparable sales trends in Argentina, Brazil, Mexico and Venezuela contributed to Latin America's strong performance, with Brazil accounting for about half of the sales growth. For the quarter, the strong performance was driven by expansion in Argentina and Brazil, and by expansion and positive comparable sales trends in Mexico and Venezuela.

     Revenues increased at a faster rate than sales for the six months and the quarter. This was primarily due to the weakening Japanese Yen, which had a greater negative effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.

=================================================================================================================
Consolidated operating margins                                     Six months ended              Quarters ended
                                                                        June 30                     June 30
                                                               --------------------------------------------------
                                                                   1998          1997          1998          1997
=================================================================================================================
Dollars in millions
-----------------------------------------------------------------------------------------------------------------
Company-operated                                               $  777.6      $  700.1      $  426.7      $  374.0
-----------------------------------------------------------------------------------------------------------------
Franchised                                                      1,376.4       1,283.5         743.9         667.4
-----------------------------------------------------------------------------------------------------------------
  Combined operating margins                                   $2,154.0      $1,983.6      $1,170.6      $1,041.4
-----------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
-----------------------------------------------------------------------------------------------------------------
Company-operated                                                   18.1%         18.1%         18.8%         18.6%
-----------------------------------------------------------------------------------------------------------------
Franchised                                                         80.9          81.1          81.7          81.5
=================================================================================================================

     Company-operated margins as a percent of sales were flat for the six months and increased slightly for the quarter. Occupancy & other operating expenses increased as a percent of sales for both periods, while food & paper and payroll costs decreased.

     U.S. Company-operated margins as a percent of sales increased for the six months and the quarter, while Company-operated margins outside the U.S. declined for both periods.

     In the U.S., food & paper costs decreased as a percent of sales for both the six months and the quarter. Payroll costs as a percent of sales increased for the six months and decreased for the quarter, while occupancy & other operating expenses decreased for the six months and increased for the quarter. Outside the U.S., as a percent of sales, increases in food & paper costs and occupancy & other operating expenses for both periods were offset in part by decreased payroll costs.

     Franchised margin dollars comprised about two-thirds of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues decreased slightly for the six months and increased slightly for the quarter, franchised margin dollars increased seven percent and 11 percent, respectively.

     As a percent of revenues, franchised margins increased in the U.S. for both periods, while franchised margins as a percent of revenues outside the U.S. decreased. The increases in the U.S. were driven by positive comparable sales trends for both periods. The declines outside the U.S. reflected the negative impacts from the consolidation of several of our affiliate markets, principally Singapore and the Philippines. In addition, margins outside the U.S. reflected higher occupancy costs, including rent expense, driven by an increase in the number of leased sites.

     The increase in selling, general & administrative expenses for the six months and the quarter was primarily due to strategic global spending to support restaurant development, value initiatives and execution strategies, offset in part by the translation effect of weaker foreign currencies.

================================================================================================================
Other operating (income) expense-net                                Six months ended            Quarters ended
                                                                       June 30                    June 30
Dollars in millions                                                1998         1997         1998         1997
----------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                           $(22.0)      $(27.6)      $(14.0)      $(20.0)
----------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                    (34.4)       (33.2)       (22.0)       (17.3)
----------------------------------------------------------------------------------------------------------------
Other (income) expense                                              53.0          5.5         34.9        (12.0)
----------------------------------------------------------------------------------------------------------------
  Other operating (income) expense-net                            $ (3.4)      $(55.3)      $ (1.1)      $(49.3)
================================================================================================================

  Other operating (income) expense-net consists of transactions related to franchising and the food service business. Other expenses increased for both periods reflecting higher provisions for property dispositions and certain non-recurring income items outside the U.S. recognized in second quarter 1997.

===========================================================================================
Operating income
Dollars in millions                                                  Increase/(Decrease)
===========================================================================================
                                                                    As        In Constant
                                         1998         1997       Reported    Currencies (1)
-------------------------------------------------------------------------------------------
Six months ended June 30
-------------------------------------------------------------------------------------------
U.S. (2)                              $  511.8      $  611.4        (16)%             n/a
-------------------------------------------------------------------------------------------
Europe                                   512.6         461.7         11               16%
-------------------------------------------------------------------------------------------
Asia/Pacific                             159.0         181.3        (12)               2
-------------------------------------------------------------------------------------------
Latin America                             79.7          71.7         11               18
-------------------------------------------------------------------------------------------
Other                                     58.6          58.2          1                5
-------------------------------------------------------------------------------------------
Corporate SG&A                           (32.2)        (26.6)        21              n/a
-------------------------------------------------------------------------------------------
  Total operating income (2)          $1,289.5      $1,357.7         (5)%             (1)%
-------------------------------------------------------------------------------------------
Quarters ended June 30
-------------------------------------------------------------------------------------------
U.S. (2)                              $  227.3      $  340.2        (33)%            n/a
-------------------------------------------------------------------------------------------
Europe                                   284.0         256.7         11               14%
-------------------------------------------------------------------------------------------
Asia/Pacific                              77.5          86.2        (10)              10
-------------------------------------------------------------------------------------------
Latin America                             39.9          38.9          3                9
-------------------------------------------------------------------------------------------
Other                                     34.7          35.0         (1)               4
-------------------------------------------------------------------------------------------
Corporate SG&A                           (16.6)        (13.5)        23              n/a
-------------------------------------------------------------------------------------------
  Total operating income (2)          $  646.8      $  743.5        (13)%             (9)%
===========================================================================================

(1)  Excluding the effect of foreign currency translation on reported results.
(2) Includes the $160 million pre-tax special charge related to the home office productivity initiative recorded in the second quarter 1998. Excluding the special charge, U.S. operating income was $671.8, or an increase of 10%, for the six months and $387.3, or an increase of 14%, for the quarter ended June 30, 1998. Total operating income was $1,449.5, or an increase of 7%, for the six months and $806.8, or an increase of 9%, for the quarter ended June 30, 1998.

n/a  Not applicable

     Excluding the special charge, constant currency consolidated operating income increased $148 million or 11 percent for the six months and $92 million or 12 percent for the quarter. For both periods, consolidated operating income, excluding the special charge, reflected higher combined operating margin dollars, offset in part by higher selling, general & administrative expenses and lower other operating income. Including the special charge, reported consolidated operating income decreased $68 million or 5 percent for the six months and $97 million or 13 percent for the quarter.

     U.S. operating income, excluding the special charge, increased $60 million or 10 percent for the six months and $47 million or 14 percent for the quarter. The increases primarily reflected higher combined operating margin dollars, partially offset by lower other operating income. Including the special charge, U.S. operating income decreased $100 million or 16 percent for the six months and $113 million or 33 percent for the quarter.

     Europe's operating income increased 16 percent for the six months and 14 percent for the quarter in constant currencies. This performance was primarily due to strong results in England, Germany, Italy and Spain.

     Asia/Pacific's operating income increased two percent for the six months and ten percent for the quarter in constant currencies. This segment's operating income benefited from the consolidation of several of our affiliate markets, principally Singapore and the Philippines, and a tax law change recognized in Japan in second quarter 1998.

     Latin America's operating income increased 18 percent for the six months and nine percent for the quarter in constant currencies, primarily driven by strong results in Argentina, Mexico and Venezuela for both periods. Brazil experienced strong operating results for the six months; however, weakening economic conditions dampened growth in the second quarter.

     Results outside the U.S. were negatively affected by the strong U.S. dollar and economic difficulties in a number of markets, and the Company expects these factors to continue to impact results in the second half of the year.

     Higher interest expense reflected higher debt levels and slightly higher average interest rates, offset in part by weaker foreign currencies. The higher debt levels were primarily due to borrowings in the last half of 1997 to fund the retirement of preferred stock issued by a foreign subsidiary and the Company's Series E Preferred Stock.

     Nonoperating (income) expense-net for the six months and for the quarter reflected lower charges for minority interests.

     The effective income tax rate was about 33 percent for both periods of 1998 compared with 32.5 percent for the six months and 31.9 percent for the second quarter of 1997.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

     While changing foreign currencies affect reported results, McDonald's lessens exposures by financing in local currencies, hedging certain foreign-denominated cash flows and, where practical, by purchasing goods and services in local currencies.

     The weakening Australian Dollar, Deutsche Mark, French Franc and Japanese Yen, as well as the significantly weakened Southeast Asian currencies, were the primary foreign currencies that negatively affected reported results for the six months and the quarter.

     The following table presents 1998 results, excluding the special charge, translated at 1997 rates compared with reported results.


------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on worldwide reported results excluding special charge
                              ------------------------------------------------------------------------------------------------
                                                                                                      Increase
                              ------------------------------------------------------------------------------------------------
Dollars in millions, except            As             In Constant                               As              In Constant
per common share data               Reported          Currencies*          Change            Reported         Currencies (1)
------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                    $17,417.3          $18,119.4           $702.1                  7%                   11%
------------------------------------------------------------------------------------------------------------------------------
Total revenues                        5,985.7            6,236.4            250.7                 10                    14
------------------------------------------------------------------------------------------------------------------------------
Operating income                      1,449.5            1,505.6             56.1                  7                    11
------------------------------------------------------------------------------------------------------------------------------
Net income                              829.4              853.3             23.9                  6                     9
------------------------------------------------------------------------------------------------------------------------------
Net income per common share -
diluted                                  1.18               1.21              .03                  8                    11
------------------------------------------------------------------------------------------------------------------------------
Quarter ended June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                    $ 9,247.6          $ 9,592.5           $344.9                  9%                   13%
------------------------------------------------------------------------------------------------------------------------------
Total revenues                        3,180.8            3,301.0            120.2                 12                    17
------------------------------------------------------------------------------------------------------------------------------
Operating income                        806.8              835.7             28.9                  9                    12
------------------------------------------------------------------------------------------------------------------------------
Net income                              467.2              479.5             12.3                  7                     9
------------------------------------------------------------------------------------------------------------------------------
Net income per common share -
diluted                                   .66                .68              .02                  8                    11
------------------------------------------------------------------------------------------------------------------------------

(1) Excluding the effect of foreign currency translation on reported results.

FINANCIAL POSITION

     Free cash flow - cash provided by operations less capital expenditures -for the six months ended June 30, 1998 increased $319.0 million to $337.9 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for debt repayments, share repurchases and dividends. The consolidated capital expenditure decrease of 10% for the six months ended June 30, 1998 was primarily due to a decrease in U.S. capital expenditures. The Company plans to add about 2,100 restaurants worldwide in 1998, with about 85% being outside the U.S. The Company expects to use cash provided by operations to fund the cash costs related to the productivity initiative and the financial incentive payments the Company has committed to provide to owner/operators in connection with the implementation of the "Made For You" initiative.

NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance and will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined when it will adopt the new Statement, however, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or financial position.

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

--------------------------------------------------------------------------------
SIX MONTHS AND SECOND QUARTER HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                         Six months ended June 30                 Quarters ended June 30
Dollars in millions                                      1998               1997                1998                 1997
----------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
   Operated by franchisees                             $10,861.7          $10,161.9            $5,831.5             $5,297.8
   Operated by the Company                               4,284.7            3,867.3             2,270.4              2,014.1
   Operated by affiliates                                2,270.9            2,279.0             1,145.7              1,163.2
----------------------------------------------------------------------------------------------------------------------------
      Systemwide sales                                  17,417.3           16,308.2             9,247.6              8,475.1
----------------------------------------------------------------------------------------------------------------------------
Revenues
   U.S.                                                  2,418.8            2,262.1             1,316.8              1,178.2
   Europe                                                2,088.2            1,848.8             1,097.9                958.3
   Asia/Pacific                                            774.9              711.2               398.6                359.4
   Latin America                                           389.7              319.6               196.8                170.5
   Other                                                   314.1              308.5               170.7                166.2
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     5,985.7            5,450.2             3,180.8              2,832.6
----------------------------------------------------------------------------------------------------------------------------
Restaurant margins
   Company-operated
   ----------------
   U.S.                                                     17.8%              16.9%               18.9%                17.7%
   Outside the U.S.                                         18.3%              18.7%               18.7%                19.0%

   Franchised
   ----------
   U.S.                                                     81.4%              81.0%               82.4%                81.4%
   Outside the U.S.                                         80.3%              81.2%               80.7%                81.7%
----------------------------------------------------------------------------------------------------------------------------
Operating income (1)                                     1,289.5          $ 1,357.7            $  646.8             $  743.5
Income before provision for income taxes (1)             1,074.0            1,158.8               533.8                643.1
Net income (1)                                             719.4              782.7               357.2                438.2
Net income per common share (1)                             1.05               1.11                 .52                  .63
Net income per common share - diluted (1)                   1.02               1.09                 .50                  .61
----------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                              1,195.4              975.8               674.0                443.9
----------------------------------------------------------------------------------------------------------------------------
Total assets                                            18,849.6           17,562.0
Total shareholders' equity                               8,851.7            8,760.3
----------------------------------------------------------------------------------------------------------------------------


RESTAURANTS
----------------------------------------------------------------------------------------------------------------------------
                                                                                       At June 30, 1998                 1997
----------------------------------------------------------------------------------------------------------------------------
By type
   Operated by franchisees                                                                       14,556               13,703
   Operated by the Company                                                                        5,283                4,550
   Operated by affiliates                                                                         3,887                3,530
----------------------------------------------------------------------------------------------------------------------------
      Systemwide restaurants                                                                     23,726               21,783
----------------------------------------------------------------------------------------------------------------------------
                                                            Six months ended                           Quarters ended
                                                                 June 30                                   June 30
                                                         1998               1997                1998                    1997
----------------------------------------------------------------------------------------------------------------------------
Additions
   U.S.                                                    26                 84                  (7)                     74
   Europe                                                 190                225                 133                     164
   Asia/Pacific                                           268                308                 177                     181
   Latin America                                           69                 85                  51                      55
   Other                                                   41                 59                  26                      33
----------------------------------------------------------------------------------------------------------------------------
      Systemwide additions                                594                761                 380                     507
----------------------------------------------------------------------------------------------------------------------------

(1) Includes the $160 million pre-tax special charge ($110 million after tax or $0.16 per share, both basic and diluted) related to the home office productivity initiative recorded in the second quarter 1998.

     PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 21, 1998.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted to elect six directors to serve until the 2001 Annual Meeting of Shareholders. Each nominee was elected by a vote of the shareholders as follows:

     Director              For           Withheld
     --------              ---           ---------

     Jack M. Greenberg     561,092,892    6,835,644
     Donald G. Lubin       553,712,838   14,215,698
     Walter E. Massey      560,497,346    7,431,190
     Andrew J. McKenna     560,674,750    7,253,786
     Roger W. Stone        560,903,276    7,025,260
     Robert N. Thurston    560,688,920    7,239,616

(d)  Not Applicable.


Item 5. Other Information

Shareholder Proposals

     Proposals submitted by shareholders pursuant to SEC Rule 14a-8 in connection with a request that the proposal be included in the Company's proxy statement for the 1999 annual meeting of shareholders must be received at the Company's principal executive offices not later than December 8, 1998.

     Pursuant to the Company's Bylaws, advance notice of proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received by the Secretary of the Company at the Company's principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the previous year's annual meeting in order for such proposal to be brought before the meeting. The 1998 annual meeting of shareholders was held on May 21, 1998.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit Number                 Description
--------------                 -----------

          (3) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998. By-Laws, effective as of July 8, 1998 filed herewith.

          (4) Instruments defining the rights of security holders, including Indentures (A):

               (a) Senior Debt Securities Indenture dated as of October 19, 1996 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement (File No. 333-14141).

Exhibit Number                 Description
--------------                 -----------
                    (i) 6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1 dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated January 5, 1998.

                    (ii) 5.90% REset Put Securities due 2011. Supplemental Indenture No. 2 dated as of May 11, 1998, incorporated herein by reference from Exhibit 4(a) of Form 8-K dated May 6, 1998.

                    (iii) 6% REset Put Securities due 2012. Supplemental Indenture No. 3 dated as of June 23, 1998, incorporated herein by reference from Exhibit 4(a) of Form 8-K dated June 25, 1998.

                    (iv) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4 incorporated herein by reference from Exhibit
                           (c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

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

Exhibit Number                    Description
--------------                    -----------
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

               (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

                    (i) Amendment No. 1 incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1997.

Exhibit Number                     Description
--------------                     -----------
                    (ii) Amendment No. 2 incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1997.

                    (iii) Amendment No. 3 incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1997.

                    (iv) Amendment No. 4 incorporated herein by reference from Form 10-K for the year ended December 31, 1997.

               (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 1998.*

               (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 1998.*

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the quarter ended September 30, 1997.*

               (g) Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

               (h)  Employment Agreement, incorporated herein by reference from
                    Exhibit 10 (h) of Form 10-Q for the quarter ended September 30, 1997.*

       (12)    Statement re:  Computation of ratios

       (27.1)  Financial Data Schedule

       (27.2)  Restated Financial Data Schedule

       (99) Press Release dated August 10, 1998--"McDonald's Announces Additional Stock Repurchases and Expects Strong Earnings Growth."
_____________________________________
     * Denotes compensatory plan.

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

(b)  Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 14, 1998.

                                                 Financial Statements
          Date of Report       Item Number       Required to be Filed
          --------------       -----------       --------------------
             6/18/98             Item 5                   No
             7/14/98             Item 7                   No
             7/20/98             Item 7                   No
             8/14/98             Item 7                   No

                                   SIGNATURE
                                ---------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            McDONALD'S CORPORATION
                                 (Registrant)



                          By /s/ Michael L. Conley
                             -----------------------------
                             (Signature)

                             Michael L. Conley
                             Executive Vice President,
                             Chief Financial Officer




August 14, 1998
------------------