Form 10-Q
period 1998-09-30
MCDONALDS CORP
filed 1998-11-13
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998


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

Yes   [X]    No ___


                                  676,558,644
                         ----------------------------
                       (Number of shares of common stock
                     outstanding as of September 30, 1998)


================================================================================

================================================================================

                             McDONALD'S CORPORATION
                             ----------------------

                                     INDEX
                                     -----


                                                                            Page Reference
Part I.  Financial Information

         Item 1 - Financial Statements


             Condensed consolidated balance sheet,
             September 30, 1998 (unaudited) and                                   3
             December 31, 1997

             Condensed consolidated statement of
             income (unaudited), third quarters and nine months ended
             September 30, 1998 and 1997                                          4

             Condensed consolidated statement of
             cash flows (unaudited), third quarters and nine months ended
             ended September 30, 1998 and 1997                                    5

             Financial comments (unaudited)                                       6

         Item 2 - Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                       8

Part II.  Other Information

         Item 6 - Exhibits and Reports on Form 8-K                               18

              (a)  Exhibits
                   The exhibits listed in the
                   accompanying Exhibit Index are
                   filed as part of this report                                  18

              (b)  Reports on Form 8-K                                           20

Signature                                                                        21

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

---------------------------------------------------------------------------------------------------------------------------
 CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
In millions                                                                     September 30, 1998        December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   304.3               $   341.4
Accounts and notes receivable                                                             549.4                   483.5
Inventories, at cost, not in excess of market                                              71.6                    70.5
Prepaid expenses and other current assets                                                 324.9                   246.9
---------------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                                 1,250.2                 1,142.3
---------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,275.7                 2,137.8
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        21,326.3                20,088.2
Accumulated depreciation and amortization                                              (5,630.5)               (5,126.8)
---------------------------------------------------------------------------------------------------------------------------
   NET PROPERTY AND EQUIPMENT                                                          15,695.8                14,961.4
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $19,221.7               $18,241.5
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   608.1               $ 1,293.8
Accounts payable                                                                          423.4                   650.6
Income taxes                                                                              162.3                    52.5
Other taxes                                                                               166.0                   148.5
Accrued interest                                                                          117.1                   107.1
Other accrued liabilities                                                                 637.8                   396.4
Current maturities of long-term debt                                                       56.3                   335.6
---------------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                                            2,171.0                 2,984.5
---------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          6,385.4                 4,834.1
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        467.4                   427.5
DEFERRED INCOME TAXES                                                                   1,071.7                 1,063.5
COMMON EQUITY PUT OPTIONS                                                                 186.2                    80.3
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 830.3 million shares                                                            8.3                     8.3
Additional paid-in capital                                                                921.7                   699.2
Guarantee of ESOP notes                                                                  (171.3)                 (171.3)
Retained earnings                                                                      13,591.9                12,569.0
Accumulated other comprehensive income                                                   (552.1)                 (470.5)
Common stock in treasury, at cost; 153.8 and 144.6 million shares                      (4,858.5)               (3,783.1)
---------------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                           8,940.0                 8,851.6
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $19,221.7               $18,241.5
===========================================================================================================================

See accompanying Financial comments.

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                              Quarters ended       Nine months ended
In millions, except                                            September 30           September 30
per common share data                                        1998       1997        1998       1997
-----------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                      $2,305.7   $2,158.5    $6,590.4   $6,025.8
Revenues from franchised and affiliated restaurants           909.3      847.5     2,610.3    2,430.4
-----------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                            3,215.0    3,006.0     9,200.7    8,456.2
-----------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                1,868.2    1,756.1     5,375.3    4,923.3
Franchised restaurants - occupancy expenses                   172.0      153.9       496.6      453.3
Selling, general, and administrative expenses                 358.5      375.5     1,066.4    1,056.7
Special charge                                                                       160.0
Other operating (income) expense-net                          (18.9)     (34.9)      (22.3)     (90.2)
-----------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                        2,379.8    2,250.6     7,076.0    6,343.1
-----------------------------------------------------------------------------------------------------
OPERATING INCOME                                              835.2      755.4     2,124.7    2,113.1
-----------------------------------------------------------------------------------------------------
Interest expense                                              102.8       94.1       312.0      270.3
Nonoperating (income) expense-net                              15.1        2.2        21.4       24.9
-----------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      717.3      659.1     1,791.3    1,817.9
-----------------------------------------------------------------------------------------------------
Provision for income taxes                                    235.1      210.2       589.7      586.3
-----------------------------------------------------------------------------------------------------
NET INCOME                                                 $  482.2   $  448.9    $1,201.6   $1,231.6
=====================================================================================================
NET INCOME PER COMMON SHARE                                $    .71   $    .64    $   1.76   $   1.76
NET INCOME PER COMMON SHARE - DILUTED                           .69        .63        1.71       1.71
-----------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                 $  .0900   $  .0825    $  .2625   $  .2400
-----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                       681.1      688.5       684.5      689.9
WEIGHTED AVERAGE SHARES - DILUTED                             702.3      704.4       704.2      706.3
-----------------------------------------------------------------------------------------------------

See accompanying Financial comments.

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                              Quarters ended      Nine months ended
                                                               September 30          September 30
In millions                                                   1998      1997       1998        1997
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 482.2   $ 448.9   $ 1,201.6   $ 1,231.6
Adjustments to reconcile to cash provided by operations
  Depreciation and amortization                               227.8     170.4       648.3       557.0
  Changes in operating working capital items                   66.1     179.7       126.0        26.8
  Other                                                        25.9     (54.6)       21.5       (95.2)
-----------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                               802.0     744.4     1,997.4     1,720.2
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                          (492.7)   (487.1)   (1,350.1)   (1,444.0)
Purchases and sales of restaurant businesses and
 sales of property                                             34.1     (10.4)       45.5        27.5
Other                                                         (23.9)    (67.2)      (95.6)     (129.7)
-----------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                       (482.5)   (564.7)   (1,400.2)   (1,546.2)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and
 repayments                                                   207.9     (81.0)      390.1       415.0
Treasury stock purchases                                     (544.3)    (98.0)   (1,049.1)     (568.4)
Common and preferred stock dividends                          (61.2)    (63.8)     (179.5)     (186.3)
Other                                                          57.5      71.1       204.2       146.0
-----------------------------------------------------------------------------------------------------
    CASH USED FOR FINANCING ACTIVITIES                       (340.1)   (171.7)     (634.3)     (193.7)
-----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                      (20.6)      8.0       (37.1)      (19.7)
-----------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                   324.9     302.2       341.4       329.9
-----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                       $ 304.3   $ 310.2   $   304.3   $   310.2
=====================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and the nine months ended September 30, 1998 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $513.6 million and $450.7 million for the third quarters of 1998 and 1997, respectively, and $1,120.0 million and $1,080.4 million for the nine months ended September 30, 1998 and 1997, respectively.

Per Common Share Information

     Income used in the computation of per common share information was reduced by preferred stock cash dividends of $6.9 million for the third quarter of 1997 and $20.7 million for the nine months ended September 30, 1997. The Company retired its remaining Series E Preferred Stock in December 1997. Diluted net income per common share includes the dilutive effect of stock options.

Common Equity Put Options

     At September 30, 1998, 3.0 million of common equity put options were outstanding, which expire at various dates through February 1999. The $186.2 million exercise price of the options outstanding was classified in common equity put options at September 30, 1998, and the related offset was recorded in common stock in treasury, net of premiums received.

New Accounting Standard - Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter and will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of determining when it will adopt the new Statement and management does not anticipate that the adoption of the Statement will have a significant effect on earnings or financial position.

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

Segment Information

  The following table presents the Company's revenues and operating income by geographic segment:

                                                       Quarters ended      Nine months ended
                                                        September 30          September 30
                                                      1998       1997       1998       1997
---------------------------------------------------------------------------------------------


REVENUES
     U.S.                                           $1,240.9   $1,191.6   $3,659.7   $3,453.7
     Europe                                          1,165.1    1,024.5    3,253.3    2,873.3
     Asia/Pacific                                      434.2      428.6    1,209.1    1,139.8
     Latin America                                     203.7      184.5      593.4      504.1
     Other                                             171.1      176.8      485.2      485.3
---------------------------------------------------------------------------------------------
         TOTAL REVENUES                             $3,215.0   $3,006.0   $9,200.7   $8,456.2
---------------------------------------------------------------------------------------------
OPERATING INCOME
     U.S.  (1)                                      $  361.6   $  313.4   $  873.4   $  924.8
     Europe                                            310.6      274.6      823.2      736.3
     Asia/Pacific                                      101.1      105.9      260.1      287.2
     Latin America                                      47.4       45.7      127.1      117.4
     Other                                              36.4       34.4       95.0       92.6
     Corporate SG&A                                    (21.9)     (18.6)     (54.1)     (45.2)
---------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME                     $  835.2   $  755.4   $2,124.7   $2,113.1
---------------------------------------------------------------------------------------------

(1) U. S. operating income for the nine months ended September 30, 1998 includes the $160 million special charge related to the home office productivity initiative recorded in the second quarter 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

--------------------------------------------------------------------------------
INCREASES (DECREASES) IN OPERATING RESULTS OVER 1997
--------------------------------------------------------------------------------

Dollars in millions, except                                  Quarter ended           Nine months ended
per common share data                                        September 30              September 30
--------------------------------------------------------------------------------------------------------
SYSTEMWIDE  SALES                                          $446.5        5%         $1,555.6        6%
--------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                       147.2        7             564.6        9
Revenues from franchised and affiliated restaurants          61.8        7             179.9        7
--------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                         209.0        7             744.5        9
--------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                112.1        6             452.0        9
Franchised restaurants - occupancy costs                     18.1       12              43.3       10
Selling, general, and administrative expenses               (17.0)      (5)              9.7        1
Special charge                                                                         160.0     (N/M)
Other operating (income) expense-net (1)                     16.0     (N/M)             67.9     (N/M)
--------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES (1)                 129.2        6             732.9       12
--------------------------------------------------------------------------------------------------------
OPERATING INCOME (1) (2)                                     79.8       11              11.6        1
--------------------------------------------------------------------------------------------------------
Interest expense                                              8.7        9              41.7       15
Nonoperating (income) expense-net                            12.9     (N/M)             (3.5)    (N/M)
--------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES (1)                 58.2        9             (26.6)      (1)
--------------------------------------------------------------------------------------------------------
Provision for income taxes                                   24.9       12               3.4        1
--------------------------------------------------------------------------------------------------------
NET INCOME (1) (2)                                         $ 33.3        7%         $  (30.0)      (2)%
========================================================================================================
NET INCOME PER COMMON SHARE                                $ 0.07       11%              -          -
NET INCOME PER COMMON SHARE-DILUTED (1) (2)                  0.06       10               -          -
--------------------------------------------------------------------------------------------------------

(N/M)    Not meaningful

(1) Includes "Made For You" expenses of $10.6 million ($7.1 million after tax or $0.01 per diluted share) for the quarter and $15.6 million ($10.5 million after tax or $0.02 per diluted share) for the nine months ended September 30, 1998.
(2) Excluding the $160 million pre-tax special charge ($110 million after tax or $0.15 per diluted share) recorded in the second quarter 1998, operating income increased $171.6 million or 8%, net income increased $80.0 million or 6%, and diluted net income per share increased $0.15 or 9% for the nine months ended September 30, 1998.

CONSOLIDATED OPERATING RESULTS

  Net income and diluted net income per common share increased seven and ten percent for the quarter, respectively, while for the nine months, net income decreased two percent and diluted net income per common share was flat. Excluding costs associated with "Made For You" and the second quarter 1998 special charge, net income and diluted net income per common share increased nine and 11 percent for the quarter, and seven and ten percent for the nine months, respectively.

  Changing foreign currencies significantly reduced reported results. Excluding the foreign currency translation effect, "Made For You" costs and the second quarter 1998 special charge, net income would have increased 13 percent for the quarter and 11 percent for the nine months; diluted net income per common share would have increased 14 percent for the quarter and 13 percent for the nine months.

  The spreads between the percent change in diluted net income per common share compared with net income was a result of fewer shares outstanding and the absence of preferred dividends in 1998, due to the retirement of our remaining Series E Preferred Stock in December 1997.

  During the third quarter, McDonald's repurchased about $600 million of the Company's common stock, bringing total share repurchases for the nine months to approximately $1.1 billion. Of the amount repurchased in the third quarter, about $320 million completed the $2.0 billion repurchase program begun in 1996 and $280 million related to the new $3.5 billion repurchase program.

  Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments along with initial fees.

  On a global basis, the increases in sales and revenues were due to expansion and positive comparable sales trends, offset in part by weaker foreign currencies.

  Revenues increased at a faster rate than sales for the quarter and the nine months. This was primarily due to the weakening Japanese Yen, which had a greater negative effect on sales than revenues due to our affiliate structure in Japan, and the higher growth rate in Company-operated versus franchised restaurants.

Systemwide sales
Dollars in millions                   1998       1997      Increase/(Decrease)
-------------------------------------------------------------------------------
                                                             As     In Constant
                                                          Reported  Currencies*
-------------------------------------------------------------------------------
Quarters ended September 30
-------------------------------------------------------------------------------
U.S.                                $ 4,600.9  $ 4,441.9      4%         n/a
-------------------------------------------------------------------------------
Europe                                2,349.4    2,039.3     15          13%
-------------------------------------------------------------------------------
Asia/Pacific                          1,416.0    1,490.6     (5)         14
-------------------------------------------------------------------------------
Latin America                           445.8      397.0     12          18
-------------------------------------------------------------------------------
Other                                   434.1      430.9      1           9
-------------------------------------------------------------------------------
    Total systemwide sales          $ 9,246.2  $ 8,799.7      5%          9%
-------------------------------------------------------------------------------
Nine months ended September 30
-------------------------------------------------------------------------------
U.S.                                $13,639.7  $12,851.2      6%         n/a
-------------------------------------------------------------------------------
Europe                                6,481.4    5,764.5     12          15%
-------------------------------------------------------------------------------
Asia/Pacific                          4,046.9    4,246.8     (5)         12
-------------------------------------------------------------------------------
Latin America                         1,276.6    1,080.5     18          24
-------------------------------------------------------------------------------
Other                                 1,218.9    1,164.9      5          11
-------------------------------------------------------------------------------
    Total systemwide sales          $26,663.5  $25,107.9      6%         10%
-------------------------------------------------------------------------------

*    Excluding the effect of foreign currency translation on reported results

n/a  Not applicable

     U.S. sales increased due to positive comparable sales trends and restaurant expansion in both periods. Successful Monopoly, Teenie Beanie Baby and Big Mac promotions, combined with local market initiatives contributed to the sales increases.

     In Europe, the constant currency sales increase was driven by expansion and positive comparable sales trends in both periods. England, France, Germany, Italy and Spain were the primary contributors to the strong sales performance for both periods.

     In Asia/Pacific, the constant currency sales increase in both periods was due to expansion, partly offset by negative comparable sales. Japan was the primary contributor to the increases in both periods, despite its weak economy. Difficult economic conditions in Southeast Asia continue to negatively impact consumer spending.

     In Latin America, the constant currency sales increase for the quarter was driven primarily by expansion and for the nine months, by expansion and positive comparable sales. The increases were driven by strong performances in Argentina, Brazil, Mexico and Venezuela for both periods.


Consolidated operating margins       Quarters ended        Nine months ended
                                      September 30            September 30
                                  --------------------------------------------
                                    1998        1997        1998        1997
------------------------------------------------------------------------------
Dollars in millions
------------------------------------------------------------------------------
Company-operated                  $  437.5    $  402.4    $1,215.1    $1,102.5
------------------------------------------------------------------------------
Franchised                           737.3       693.6     2,113.7     1,977.1
------------------------------------------------------------------------------
  Combined operating margins      $1,174.8    $1,096.0    $3,328.8    $3,079.6
------------------------------------------------------------------------------
Percent of sales/revenues
------------------------------------------------------------------------------
Company-operated                      19.0%       18.6%       18.4%       18.3%
------------------------------------------------------------------------------
Franchised                            81.1        81.8        81.0        81.3
------------------------------------------------------------------------------

     Company-operated margins as a percent of sales increased for the quarter and the nine months. Food & paper costs decreased as a percent of sales for both periods while occupancy & other operating expenses increased. Payroll costs as a percent of sales increased for the quarter and were flat for the nine months.

     As a percent of sales, U.S. Company-operated margins increased for the quarter and the nine months, reflecting lower food & paper costs and higher payroll costs as a percent of sales. Occupancy & other operating expenses increased for the quarter and decreased for the nine months, as a percent of sales.

     Outside the U.S., the improvement in Company-operated margins as a percent of sales in Europe and Canada was offset by lower margins in Latin America and Asia/Pacific. Overall, Company-operated margins outside the U.S. reflected higher occupancy & other operating expenses and lower food & paper costs as a percent of sales. Payroll costs as a percent of sales increased for the quarter and were flat for the nine months.

     Franchised margin dollars comprised more than 60 percent of the combined operating margins, the same as in the prior year. While franchised margins as a percent of applicable revenues decreased for both periods, franchised margin dollars increased six percent for the quarter and seven percent for the nine months.

     As a percent of revenues, U.S. franchised margins decreased for the quarter and were flat for the nine months, reflecting higher occupancy costs, including rent expense, driven by an increase in the number of leased sites. Both higher occupancy costs and the consolidation of several affiliate markets negatively affected franchised margins outside the U.S.

     Selling, general & administrative expenses decreased for the quarter and increased slightly for the nine months. In the U.S., selling, general and administrative expenses decreased for both periods primarily due to lower advertising costs. Outside the U.S., selling, general and administrative expenses increased for both periods, primarily driven by spending to support restaurant development and the consolidation of several affiliate markets. As a result of the home office productivity initiative announced earlier this year, the Company expects to save about $100 million of selling, general and administrative expenses per year, beginning in 2000, with about two-thirds of the savings expected to be realized in 1999.



Other operating (income) expense--net              Quarters ended        Nine months ended
                                                    September 30           September 30
                                                  ----------------------------------------
Dollars in millions                                1998       1997       1998       1997
------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses           $(10.5)    $ (9.5)    $(32.5)    $(37.1)
------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates    (31.5)     (26.3)     (65.9)     (59.5)
------------------------------------------------------------------------------------------
Other (income) expense                              12.5        0.9       60.5        6.4
------------------------------------------------------------------------------------------
"Made For You" expenses                             10.6          -       15.6          -
------------------------------------------------------------------------------------------
   Other operating (income) expense--net          $(18.9)    $(34.9)    $(22.3)    $(90.2)
------------------------------------------------------------------------------------------
Special charge                                         -          -     $160.0          -
------------------------------------------------------------------------------------------

     Other operating (income) expense--net consists of transactions related to franchising and the food service business. Other expenses increased reflecting higher provisions for property dispositions. The "Made For You" expenses included incentive payments made to owner/operators as well as accelerated depreciation on equipment to be replaced in Company-operated restaurants. The Company expects the total expenses related to the implementation of "Made For You" to be approximately $190 million, the remainder of which will be incurred by the end of 1999. Substantially all of this amount relates to incentive payments to be paid to owner/operators. The special charge recorded in the second quarter 1998 related to the Company's home office productivity initiative and was primarily comprised of costs associated with employee severance and with the consolidation of office facilities.


Operating income
Dollars in millions                                       1998               1997                    Increase/(Decrease)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    As         In Constant
                                                                                                 Reported      Currencies*
Quarters ended September 30
--------------------------------------------------------------------------------------------------------------------------
U.S.                                                   $  361.6           $  313.4                  15%                n/a
--------------------------------------------------------------------------------------------------------------------------
Europe                                                    310.6              274.6                  13                  12%
--------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                              101.1              105.9                  (5)                 13
--------------------------------------------------------------------------------------------------------------------------
Latin America                                              47.4               45.7                   4                  10
--------------------------------------------------------------------------------------------------------------------------
Other                                                      36.4               34.4                   6                  14
--------------------------------------------------------------------------------------------------------------------------
Corporate SG&A                                            (21.9)             (18.6)                 18                 n/a
--------------------------------------------------------------------------------------------------------------------------
   Total operating income                              $  835.2           $  755.4                  11%                 13%
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
--------------------------------------------------------------------------------------------------------------------------
U.S. (1)                                               $  873.4           $  924.8                 (6)%                n/a
--------------------------------------------------------------------------------------------------------------------------
Europe                                                    823.2              736.3                  12                  14%
--------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                              260.1              287.2                  (9)                  6
--------------------------------------------------------------------------------------------------------------------------
Latin America                                             127.1              117.4                   8                  15
--------------------------------------------------------------------------------------------------------------------------
Other                                                      95.0               92.6                   3                   9
--------------------------------------------------------------------------------------------------------------------------
Corporate SG&A                                            (54.1)             (45.2)                 20                 n/a
--------------------------------------------------------------------------------------------------------------------------
   Total operating income (1)                          $2,124.7           $2,113.1                   1%                  4%
--------------------------------------------------------------------------------------------------------------------------

*   Excluding the effect of foreign currency translation on reported results
(1) Includes the $160 million pre-tax special charge related to the home office productivity initiative recorded in the second quarter 1998. Excluding the special charge, U.S. operating income was $1,033.4, or an increase of 12%, and total operating income was $2,284.7, or an increase of 8%, for the nine months ended September 30, 1998.
n/a Not applicable

     Consolidated operating income increased $80 million or 11 percent for the quarter and $12 million or one percent for the nine months. Excluding the second quarter 1998 special charge, consolidated operating income increased $172 million or eight percent for the nine months. For both periods, consolidated operating income reflected higher combined operating margin dollars, lower other operating income and the "Made For You" expenses. Selling, general & administrative expenses decreased for the quarter and increased slightly for the nine months.

     Constant currency consolidated operating income increased $100 million or 13 percent for the quarter and $248 million or 12 percent for the nine months, excluding the second quarter special charge.

     U.S. operating income increased $48 million or 15 percent for the quarter and $109 million or 12 percent for the nine months, excluding the second quarter special charge. The increases were driven by higher combined operating margin dollars and lower selling, general & administrative expenses. Lower other operating income and the "Made For You" expenses reduced the rate of increase. Including the second quarter special charge, U.S. operating income decreased $51 million or six percent for the nine months.

     In each of the segments outside the U.S., the increases in operating income for both periods were primarily driven by higher combined operating margin dollars, partially offset by increased selling, general & administrative expenses. Lower other operating income, primarily in Europe, reduced the rate of increase.

     Results outside the U.S. were negatively affected by the strong U.S. dollar. However, certain European currencies, principally the Deutsche Mark and French Franc, recently strengthened, partially reducing the negative impact. In addition, economic difficulties, primarily in Russia and Southeast Asia, negatively affected results, and the Company expects this to continue during the remainder of the year.

     Higher interest expense reflected higher debt levels, offset in part by slightly lower average interest rates and weaker foreign currencies.

     Nonoperating (income) expense-net for the quarter and for the nine months reflected translation losses in 1998 compared with translation gains in 1997, as well as lower charges for minority interests.

     The effective income tax rate was 32.8 percent for the quarter and 32.9 percent for the nine months of 1998 compared with 31.9 percent for the third quarter and 32.3 percent for the nine months of 1997.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     The Australian Dollar, Canadian Dollar and Japanese Yen, as well as the significantly weakened Southeast Asian currencies, were the primary foreign currencies that negatively affected reported results for the quarter and the nine months. For the quarter, the Deutsche Mark and French Franc had a positive impact on reported results, however, the Deutsche Mark negatively impacted results for the nine months.

     The following tables present 1998 results translated at 1997 rates compared with reported results.

Effect of foreign currency translation on worldwide results excluding special charge

                                                                              Increase
                                                                     ---------------------------
 Dollars in millions, except per         As      In Constant               As      In Constant
 common share data                   Reported   Currencies*   Change   Reported   Currencies*
------------------------------------------------------------------------------------------------
Quarter ended September 30, 1998
------------------------------------------------------------------------------------------------
Systemwide sales                     $ 9,246.2    $ 9,556.0  $  309.8         5%            9%
------------------------------------------------------------------------------------------------
Total revenues                         3,215.0      3,303.8      88.8         7            10
------------------------------------------------------------------------------------------------
Operating income                         835.2        855.2      20.0        11            13
------------------------------------------------------------------------------------------------
Net income                               482.2        500.1      17.9         7            11
------------------------------------------------------------------------------------------------
Net income per common share--
 diluted                                   .69          .71       .02        10            13
------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998
------------------------------------------------------------------------------------------------
Systemwide sales                     $26,663.5    $27,675.4  $1,011.9         6%           10%
------------------------------------------------------------------------------------------------
Total revenues                         9,200.7      9,540.2     339.5         9            13
------------------------------------------------------------------------------------------------
Operating income (1)                   2,284.7      2,360.8      76.1         8            12
------------------------------------------------------------------------------------------------
Net income (1)                         1,311.6      1,353.4      41.8         6            10
------------------------------------------------------------------------------------------------
Net income per common share --
 diluted (1)                              1.86         1.92       .06         9            12
------------------------------------------------------------------------------------------------

*  Excluding the effect of foreign currency translation on reported results
(1) Excluding the $160 million pre-tax special charge recorded in second quarter 1998 ($110 million after-tax or $0.15 per diluted share)

=================================================================================================
Effect of foreign currency translation on worldwide results excluding "Made For You" expenses and special charge
                                      -----------------------------------------------------------
                                                                                Increase
                                                                       --------------------------
Dollars in millions, except per          As       In Constant                As       In Constant
common share data                     Reported    Currencies*   Change    Reported    Currencies*
=================================================================================================
Quarter ended September 30, 1998 (1)
=================================================================================================
Operating income                      $  845.8       $  865.8    $20.0         12%           15%
-------------------------------------------------------------------------------------------------
Net income                               489.3          507.2     17.9          9            13
-------------------------------------------------------------------------------------------------
Net income per common share--
diluted                                    .70            .72      .02         11            14
=================================================================================================
Nine months ended September 30, 1998 (2)
=================================================================================================
Operating income                      $2,300.3       $2,376.4    $76.1          9%           12%
-------------------------------------------------------------------------------------------------
Net income                             1,322.1        1,363.9     41.8          7            11
-------------------------------------------------------------------------------------------------
Net income per common share--
diluted                                   1.88           1.94      .06         10            13
=================================================================================================

*  Excluding the effect of foreign currency translation on reported results

(1) Excluding "Made For You" expenses of $10.6 million for the quarter ($7.1 million after tax or $0.01 per diluted share), which included incentive payments made to owner/operators as well as accelerated depreciation on equipment to be replaced in Company-operated restaurants.

(2) Excluding the $160 million pre-tax special charge recorded in second quarter 1998 and $15.6 million of "Made For You" expenses, for a pre-tax total of $175.6 million ($120.5 million after tax or $0.17 per diluted share).

"MADE FOR YOU" SYSTEM

  In March 1998, McDonald's announced the introduction of "Made For You", a new food preparation system that is expected to be in all restaurants in the U.S. and Canada by the end of 1999. Through advances in equipment and technology, the new system allows the Company to serve hotter and fresher food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. As part of the plans to introduce this system, the Company is providing financial incentive payments of up to $12,500 per store to owner/operators to defray the cost of equipment made obsolete as a result of conversion to the new system. The Company may also share additional costs in special cases where the conversion to "Made For You" is more extensive. The total amount of the incentive payments is expected to be about $150 million.

  Under the original program, an owner/operator had to purchase and install all of the required "Made For You" equipment as a condition to receiving the incentive payment. Based on encouraging preliminary results and the desire to accelerate the roll-out of the new system, the Company revised the program in third quarter 1998 to provide payments to owner/operators once they have been scheduled for implementation of "Made For You". This revision was made to provide owner/operators earlier access to funds which will assist them in making their investment in the new equipment. Based on the change in the program requirements, the Company anticipates making a significant amount of payments in the fourth quarter of 1998.

FINANCIAL POSITION

  Free cash flow - cash provided by operations less capital expenditures - for the nine months ended September 30, 1998 increased $371.1 million to $647.3 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for share repurchases, debt repayments, and dividends. The consolidated capital expenditure decrease of 7% for the nine months ended September 30, 1998 was primarily due to a decrease in U.S. capital expenditures. The Company plans to open in excess of 2,000 restaurants this year; however, net additions are expected to be about 1,800 reflecting a decision to close nearly 200 low volume satellite restaurants, primarily in the U.S., and a more selective growth strategy in the five Southeast Asian countries hit hardest by the financial crisis. The Company expects to use cash provided by operations to fund the cash costs related to the productivity initiative and the financial incentive payments the Company is providing to owner/operators in connection with the implementation of the "Made For You" system.

NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter and will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is in the process of determining when it will adopt the new Statement and management does not anticipate that the adoption of the Statement will have a significant effect on earnings or financial position.

YEAR 2000

  McDonald's has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the Year 2000. The Company expects to complete most of the necessary modifications and testing by the end of 1998 and expects to complete the replacement of systems as well as the remaining modifications and testing by the second quarter 1999.

  McDonald's has implemented a formal ongoing program to review the status of Year 2000 compliance of its key suppliers. Management does not expect the Year 2000 issue to pose significant operational or financial problems for the Company; however, in the unlikely event McDonald's or a significant number of its key suppliers are unable to resolve the issue in a timely manner, such matters could have a material impact on the Company's results of operations. Contingency plans are being developed to address Year 2000 issues that might arise internally or within the supply chain.

  The Company expects its total costs to address the Year 2000 issue for existing systems to be less than $30 million, of which approximately $22 million was incurred through September 30, 1998. The costs include internal modification and testing costs as well as costs associated with supply chain risk assessment and contingency planning. These costs have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

  Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives, advertising and promotional efforts, and Year 2000 compliance efforts and changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and government regulation; and accounting policies and practices.

--------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------


FINANCIAL INFORMATION

                                                              Quarters ended                        Nine months ended
                                                               September 30                            September 30
Dollars in millions                                       1998               1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
  Operated by franchisees                              $ 5,740.4          $ 5,430.8         $  16,602.0            $15,592.7
  Operated by the Company                                2,305.7            2,158.5             6,590.4              6,025.8
  Operated by affiliates                                 1,200.1            1,210.4             3,471.1              3,489.4
------------------------------------------------------------------------------------------------------------------------------
    Systemwide sales                                     9,246.2            8,799.7            26,663.5             25,107.9
------------------------------------------------------------------------------------------------------------------------------
Revenues
  U.S.                                                   1,240.9            1,191.6             3,659.7              3,453.7
  Europe                                                 1,165.1            1,024.5             3,253.3              2,873.3
  Asia/Pacific                                             434.2              428.6             1,209.1              1,139.8
  Latin America                                            203.7              184.5               593.4                504.1
  Other                                                    171.1              176.8               485.2                485.3
------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                       3,215.0            3,006.0             9,200.7              8,456.2
------------------------------------------------------------------------------------------------------------------------------
Restaurant margins
  Company-operated
  U.S.                                                      17.5%              15.9%               17.7%                16.6%
  Outside the U.S.                                          19.6%              19.9%               18.8%                19.2%

  Franchised
  U.S.                                                      80.9%              81.6%               81.2%                81.2%
  Outside the U.S.                                          81.3%              82.2%               80.6%                81.6%
------------------------------------------------------------------------------------------------------------------------------
Operating income                                       $   835.2          $   755.4            $2,124.7 (1)        $ 2,113.1
Income before provision for income taxes                   717.3              659.1             1,791.3 (1)          1,817.9
Net income                                                 482.2              448.9             1,201.6 (1)          1,231.6
Net income per common share (2)                              .71                .64                1.76 (1)             1.76
Net income per common share - diluted (2)                    .69                .63                1.71 (1)             1.71
------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                802.0              744.4             1,997.4              1,720.2
------------------------------------------------------------------------------------------------------------------------------
Total assets                                            19,221.7           17,972.2
Total shareholders' equity                               8,940.0            9,164.5
------------------------------------------------------------------------------------------------------------------------------

(1) Includes the $160 million pre-tax special charge ($110 million after tax or $0.16 per basic share and $0.15 per diluted share) related to the home office productivity initiative recorded in second quarter 1998.
(2) Excluding "Made For You" expenses and the second quarter 1998 special charge, net income per common share was $0.72 for the quarter and $1.93 for the nine months ended September 30, 1998; diluted net income per common share was $0.70 for the quarter and $1.88 for the nine months ended September 30, 1998.

--------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------


RESTAURANTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                          At September 30,     1998                   1997
-----------------------------------------------------------------------------------------------------------------------------
By type
  Operated by franchisees                                                                     14,932                 13,909
  Operated by the Company                                                                      5,350                  4,782
  Operated by affiliates                                                                       3,847                  3,555
-----------------------------------------------------------------------------------------------------------------------------
    Systemwide restaurants                                                                    24,129                 22,246
-----------------------------------------------------------------------------------------------------------------------------

                                                              Quarters ended                         Nine months ended
                                                               September 30                             September 30
                                                         1998               1997                1998                   1997
-----------------------------------------------------------------------------------------------------------------------------
Additions
  U.S.                                                     18                 71                  44                    155
  Europe                                                  124                175                 314                    364
  Asia/Pacific                                            142                179                 410                    482
  Latin America                                            97                 37                 166                    122
  Other                                                    22                  1                  63                    101
-----------------------------------------------------------------------------------------------------------------------------
    Systemwide additions                                  403                463                 997                  1,224
-----------------------------------------------------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                 Description
--------------                 -----------

     (3) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998. By-Laws, effective as of July 8, 1998, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1998.

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

               (iii) 6% REset Put Securities due 2012.  Supplemental Indenture
                     No. 3 dated as of June 23, 1998, incorporated herein by reference from Exhibit 4(a) of Form 8-K dated June 18, 1998.

               (iv) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4 incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

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

Exhibit Number                 Description
--------------                 -----------

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

     (12)  Statement re:  Computation of ratios

   (27.1)  Financial Data Schedule
   (27.2)  Restated Financial Data Schedule
_____________________________________
 * Denotes compensatory plan.

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

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 12, 1998.

                                                          Financial Statements
               Date of Report         Item Number         Required to be Filed
               --------------         -----------         --------------------
                   7/14/98               Item 7                    No
                   7/20/98               Item 7                    No
                   8/14/98               Item 7                    No
                   9/28/98               Item 7                    No
                  10/19/98               Item 7                    No

                                   SIGNATURE
                                 -------------



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

                       McDONALD'S CORPORATION
                            (Registrant)



                     By       Michael L. Conley
                              ----------------------
                              (Signature)

                            Michael L. Conley
                            Executive Vice President,
                            Chief Financial Officer





     ---------------------------

                                                                   Exhibit 10(F)
                            McDONALD'S CORPORATION
                            ----------------------
                             DEFERRED INCOME PLAN
                             --------------------
           (As Amended and Restated Effective as of August 1, 1998)


                                   Section 1
                                   ---------
                                 Introduction
                                 ------------

     1.1 The Plan and Effective Date. The McDonald's Corporation Deferred Income Plan, formerly known as the McDonald's Corporation Deferred Incentive Plan, ("Plan") was established November 1, 1993. The Plan was amended and restated effective September 1, 1994 and was subsequently amended by the first amendment thereof effective as of February 1, 1996 and the second amendment thereof effective as of August 15, 1996 . The Plan was subsequently amended and restated effective as of January 1, 1997 and was again amended and restated effective as of July 15, 1997. The "effective date" of the amendment and restatement of the Plan as set forth herein is August 1, 1998 (unless otherwise indicated herein).

     1.2 Purpose. McDonald's Corporation ("McDonald's" or the "Company") has established the Plan for its officers, regional managers, department directors and certain expatriate international country heads to retain and attract highly qualified personnel by offering the benefits of a non-qualified, unfunded plan of deferred compensation. The Company may also allow other subsidiaries or affiliates to adopt the Plan in accordance with Section 7.

     1.3 Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee shall have the powers set forth in the Plan and the power to interpret its provisions. Any decisions of the Committee shall be final and binding on all persons with regard to the Plan. The Committee may delegate its authority hereunder to an officer or officers of the Company.


                                   Section 2
                                   ---------
                     Participation and Deferral Elections
                     ------------------------------------

     2.1 Eligibility and Participation. Subject to the conditions and limitations of the Plan, all officers, regional managers and department directors of the Company and international country heads who are on United States payroll and who are identified as eligible by the Committee shall be eligible to participate in the Plan ("Eligible Employees"). Notwithstanding the foregoing, effective January 1, 1999, an individual who becomes employed in one of the positions listed in the preceding sentence after the Due Date (as defined in Section 2.3(b)) shall be eligible to participate in the Plan and become an Eligible Employee on the first day of the month next following the date of such employment. Any Eligible Employee who makes a Deferral Election as described in Section 2.2 below shall become a participant in the Plan ("Participant") and shall remain a Participant until the entire balance of the Participant's Deferral Accounts (defined in Section 4.1 below) is distributed.

     2.2 Deferral Elections. Any Eligible Employee may make an election to defer receipt of all or any portion of his or her incentive under the McDonald's Target Incentive Plan ("TIP") for a calendar year. Subject to Section 2.3(b) below, any Eligible Employee may also make an election to defer a percentage of his or her base salary for the following calendar year in accordance with the following schedule:

     Category of Eligible Employee
     -----------------------------                   Maximum Deferral
     (or Equivalent Compensation Band)                  Percentage
     ---------------------------------                  ----------
     Highest paid five officers (ranked by the
     total of base pay and the target incentive
     under TIP for the current year)                       90%
     Executive Vice Presidents                             80%
     All other officers and regional managers              70%
     Department Directors                                  60%

provided, however, that the committee of officers designated by the Committee to administer the Plan (the "Officer Committee") may, in its discretion, grant individual requests for higher deferral percentages of base salary and provided further that the Officer Committee may, in its discretion, authorize Eligible Employees to modify their deferral percentages of base salary as may be necessary to reflect organizational, title or compensation band changes. Such modification may be made only with respect to base salary earned and paid after the effective date of the modification.

If applicable, any Eligible Employee may also make an election to defer all or a portion of his or her Three-Year Incentive award ("Three-Year Incentive") under the 1992 Stock Ownership Incentive Plan for a calendar year.

Elections to defer TIP, base salary or Three-Year Incentive awards are referred to herein as "Deferral Elections". Exit bonuses, severance bonuses or bonuses paid under the Executive Retention Plan during a transition or retention period may not be deferred under this Plan.

     2.3 Rules for Deferral Elections. Deferral Elections shall be made in accordance with the rules set forth below:

     (a) All Deferral Elections must be in writing on such forms as the Committee may prescribe and must be returned to the Committee no later than the date specified by the Committee (the "Due Date"). In no event will the Due Date be later than the end of the year that precedes the year that the amount deferred would otherwise be made available to such Eligible Employee.

     (b) An individual shall be eligible to make a Deferral Election only if he or she is an Eligible Employee on the Due Date. Notwithstanding the foregoing, effective January 1, 1999, an individual who becomes an Eligible Employee after the Due Date in accordance with Section 2.1 will be eligible to make a base salary Deferral Election within 30 days after the date he or she becomes an Eligible Employee. Such Deferral Elections shall become effective as soon as administratively feasible after the Deferral Election is made.

     (c) If an Eligible Employee terminates employment in the same calendar year in which he or she makes a Deferral Election, that Deferral Election (and any Deferral Elections respecting future compensation in years following the year of employment termination) will be null and void and no deferral will be made.

     (d) Amounts will be deferred to the "Payment Date" specified by the Eligible Employee in the Deferral Election and payments will commence within 30 days following the Payment Date in accordance with Section 5.1(b). The Payment Date specified must be no earlier than the March 31st of the calendar year following the year in which the deferred amounts would otherwise have been paid and must be either a "Specific Payment Date" or an "Employment Termination Payment Date" as follows:

         (i) A "Specific Payment Date" is the 15th or last day of a specified month (but not December 31) of a specified year.

         (ii) An "Employment Termination Payment Date" is the March 31 following the year in which the Eligible Employee terminates employment, unless the Eligible Employee elects a later Employment Termination Date in accordance with Section 5.1(a).

         If an Eligible Employee terminates employment and has one or more Specific Payment Dates that would occur after the Employment Termination Payment Date, all amounts deferred to those Specific Payment Date(s) shall automatically be accelerated and payment will commence in accordance with the Eligible Employee's Employment Termination Payment Date election under Section 5.1(a). Participant 401(k) McDESOP Equalization Amounts and Company Profit Sharing Equalization Credits described in Section 3 shall be deferred to the Participant's Employment Termination Payment Date, even though a Participant has elected a Specific Payment Date for the remainder of his or her deferral.

         Subject to Section 2.2, Deferral Elections cannot be modified or revoked. Therefore, Deferral Elections made in prior years will be paid according to the Payment Date specified at the time of deferral.

                                   Section 3
                                   ---------
         Equalization for McDonald's Corporation Profit Sharing Program
         --------------------------------------------------------------

     3.1 Equalization to Adjust for Participant 401(k) McDESOP Contributions. Amounts deferred under this Plan are not considered compensation for the McDonald's Corporation Profit Sharing Program (the "Profit Sharing Program") or for the related non-qualified plans: the McDonald's 1989 Executive
Compensation Plan, the McDonald's Supplemental Employee Benefit Equalization Plan and the McDonald's Profit Sharing Program Equalization Plan (the "McCAP/McEqual Plans"). The McDESOP portion of the Profit Sharing Program allows participants to contribute a percentage of their compensation as Section 401(k) contributions. Therefore, Eligible Employees who are Profit Sharing Program participants and make Deferral Elections for base salary and TIP awards under this Plan shall automatically have a portion of these deferred amounts set aside until the Participant's Employment Termination Payment Date to adjust for the fact that McDESOP Section 401(k) contributions cannot be made to the Profit Sharing Program or the related non-qualified plans for these deferred amounts (the "Participant 401(k) McDESOP Equalization Amount"). The Participant 401(k) McDESOP Equalization Amount shall be based on the amount that would have been contributed by the Participant under the McDESOP portion of the Profit Sharing Program and the related non-qualified plans if the deferral of base salary and TIP had not occurred. No Participant 401(k) McDESOP Equalization credit will be made for deferrals of Three-Year Incentive awards under this Plan.

     3.2 Company Profit Sharing Equalization Credits. Amounts deferred under this Plan are not considered as compensation under the Profit Sharing Program or the McCAP/McEqual Plans. Therefore, base salary and TIP awards deferred under this Plan shall be credited with an amount equal to the Company contribution that the Participant would have received under the Profit Sharing Program and/or McCAP/McEqual Plans if such deferral had not occurred ("Company Profit Sharing Equalization Credit"). If a Participant is not eligible to participate in the Profit Sharing Program or McCAP/McEqual Plans, or is not eligible to receive a Company contribution under such plans with respect to a deferred amount, no Company Profit Sharing Equalization Credit will be made. No Company Profit Sharing Equalization Credit shall be made for Three-Year Incentive awards deferred under this Plan.

     3.3 Rules for Profit Sharing Equalization Amounts. Equalization amounts under Sections 3.1 and 3.2 above (collectively referred to as "Equalization Amounts") shall be deferred until the Participant's Employment Termination Payment Date and cannot be withdrawn under Section 5.3. Equalization Amounts will become part of the Participant's Deferral Account and will be credited with earnings as part of that Deferral Account as described in Section 4.1.

                                   Section 4
                                   ---------
                               Deferral Accounts
                               -----------------

     4.1 Deferral Accounts. A bookkeeping account shall be established in the Participant's name ("Deferral Account"). Each Participant's deferral account may be further divided into:

     (a) amounts deferred pursuant to that year's Deferral Election and earnings thereon,

     (b) Company Profit Sharing Equalization Credits associated with that year's Deferral Election and earnings thereon; and

     (c) Participant 401(k) McDESOP Equalization amounts associated with that year's Deferral Election and earnings thereon.

The Committee may also authorize other divisions or subaccounts of the deferral accounts as may be necessary to reflect the terms of the Plan as amended from time to time.

Amounts deferred pursuant to a Deferral Election shall be credited to the Deferral Account as of the date the Participant would otherwise have received the deferred amounts in the absence of a Deferral Election. Any Equalization Amounts shall be credited to the Deferral Account as of the date the amount would have been allocated under the Profit Sharing Program or the McCAP/McEqual Plans if the deferral had not occurred.

     4.2 Investment Elections and Earnings Credits. Each Participant in the Plan shall make an investment election, as described below, and such election shall apply to the entire amount credited to the Participant's Deferral Accounts under the Plan. However, Section 16 Insiders, as defined in Section 5.5 of the Plan may not make investment elections involving McDonald's Common Stock. (For further details concerning these restrictions, see Section 5.5 of the Plan.)

A Participant may change his investment election effective as of the first day of any month. All investment elections shall be made by filing an investment election form with the Committee at such time and in such manner as the Committee may specify. If no new investment election is filed, the Participant's Deferral Account will continue to be invested in accordance with his or her most recent investment election.

Investment elections may be split between the following equivalent rates of return in increments of 10%, provided that the percentages specified must total 100%.

     (a) a rate of return based upon the McDonald's Common Stock Fund under the Profit Sharing Program, after adjustment for expenses ("McDonald's Common Stock" equivalent);

     (b) a rate of return based upon the Stable Value Fund under the Profit Sharing Program, after adjustment for expenses ("Stable Value" equivalent);

     (c) a rate of return based upon the Diversified Stock Fund under the Profit Sharing Program, after adjustment for expenses ("Diversified Stock" equivalent);

     (d) a rate of return based upon the Blended Stock/Bond Fund under the Profit Sharing Program, after adjustment for expenses ("Blended Stock/Bond" equivalent); and

     (e) a rate of return based upon the Money Market Fund under the Profit Sharing Program, after adjustment for expenses ("Money Market" equivalent).

If a Participant who is employed fails to make an investment election, amounts shall be credited with the same rate of return as amounts for which no investment election is received under the Profit Sharing component of the McDonald's Corporation Profit Sharing Program. (Currently, this is the Money Market equivalent rate of return.) All investment elections will continue in effect for all Participants until the Participant files a new investment election.

As of the 15th day (or if the 15th day of the month is not a business day, the next previous business day) and the last business day of each calendar month, or such additional dates as the Committee shall specify ("Valuation Date"), each Deferral Account shall be credited with earnings, gains and losses equal to the amount the Deferral Account would have earned, gained or lost, since the prior Valuation Date if actually invested in the funds specified.

     4.3 Vesting. A Participant shall be fully vested at all times in the balance of his or her Deferral Account.

                                   Section 5
                                   ---------
                              Payment of Benefits
                              -------------------

     5.1 Time and Method of Payment. Payments of a Participant's Deferral Account shall be made to a Participant, or the Participant's beneficiary if the Participant is deceased, in accordance with the rules set forth below:

     (a) Time of Payment. Payment shall be made in accordance with the applicable Specific Payment Date or Employment Termination Payment Date. A Participant may elect an Employment Termination Payment Date that is later than the March 31 following the year in which the Participant terminates employment, which later date shall be either the 15th or last date of any month (but not December 31) specified by the Participant. Such election shall be made in writing in such form as the Committee shall require, no later than December 31 of the year in which the Participant terminates employment.

     (b) Commencement of Payment. Payment to the Participant or the Participant's beneficiary shall commence within 30 days following the Payment Date.

     (c) Method of Payment. Payments to a Participant or Participant's beneficiary shall automatically be paid in a lump sum, unless the Participant or the Participant's beneficiary elects one of the following installment payment methods:

          (i) In monthly, quarterly or annual installments over a period of up to 25 years, as specified by the Participant or the Participant's beneficiary. Installment payments shall be made in substantially equal installments over the installment period specified. Each installment payment shall be computed by dividing the balance of the Deferral Account that is to be paid in installments by the number of payments remaining in the installment period.

          (ii) In monthly, quarterly or annual installments of a dollar amount specified by the Participant or the Participant's beneficiary.

          (iii) In an initial partial lump sum payment with subsequent installment payments. The lump sum payment and first installment payment shall be distributed in a year specified by the Participant or the Participant's beneficiary and subsequent monthly, quarterly or annual installment payments shall be made either over a period of years (as described in (i) above) or of a specified dollar amount (as described in (ii) above), as specified by the Participant or the Participant's beneficiary.

          An installment distribution election under this Section 5.1(c) shall be made in writing in such form as the Committee shall require on or before the December 31 of the calendar year preceding the Payment Date. Such installment distribution election shall apply to all payments that commence on the same Payment Date. Once an installment election is filed for a Payment Date, it cannot be revoked. Installment payments shall commence within 30 days after the Payment Date.

Notwithstanding the foregoing, Deferral Elections made in 1993 which specified a five year installment payment shall be null and void, and shall be paid in a lump sum, unless the Participant or the Participant's beneficiary files a written installment election prior to December 31 of the calendar year preceding the Payment Date.

     5.2 Form of Payment. All payments shall be made in cash. However, a Participant who has elected a McDonald's Common Stock based return may elect to receive payment in the form of shares of McDonald's Common Stock by filing a written request with the Committee prior to December 31 of the calendar year preceding the Payment Date.

     5.3 Early Withdrawals and Acceleration of Installment Payments. A Participant shall have the right to withdraw in cash any portion of the balance of his or her Deferral Accounts (except for the Equalization Amounts of the Participant's Deferral Accounts under Sections 4.1(b) and (c) and amounts which were not withdrawable under the terms of the Plan prior to September 1, 1994) at any time prior to the applicable Payment Date, subject to the Committee's consent and a 10% forfeiture penalty on the amount requested. A Participant who is receiving installment payments may accelerate payment of any unpaid amount, subject to the Committee's consent and 10% forfeiture penalty on the amount accelerated. The withdrawal or accelerated installment (reduced by the 10% forfeiture penalty) shall be paid within 30 days of the Valuation Date next following the date the election to withdraw or accelerate payments is approved by the Committee. Withdrawals and accelerated installments shall be made first from the earliest maturing Deferral Account and shall be taken pro rata from the investment rate equivalents elected by the Participant. Withdrawals shall be subject to such procedures as the Committee shall establish from time to time.

     5.4 Withholding of Taxes. The Company shall withhold any applicable Federal, state or local income tax from payments due under the Plan in accordance with such procedures as the Company may establish. Generally, any Social Security taxes, including the Medicare portion of such taxes, shall be withheld and paid at the time base salary payments or incentive payments under TIP or the Three Year Incentive would otherwise have been paid to the Participant. The Company shall also withhold any other employment taxes as necessary to comply with applicable laws.

     5.5 Limitations For Section 16 Insiders. A "Section 16 Insider" shall include any Participant who has been deemed to be subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") by the Board of Directors of the Company. Notwithstanding any provision of the Plan to the contrary, the Deferral Account of each Section 16 Insider is subject to the following limitations:

     (a) An Eligible Employee who is a Section 16 Insider at the time he or she makes a Deferral Election may elect a McDonald's Common Stock based return and at the same time must also specify the Payment Date and whether the payment will be in a lump sum or the specific installment method that will apply. The election of a McDonald's Common Stock based return is irrevocable and cannot be changed by an investment election at a later date. A Participant who is a Section 16 Insider may not make a withdrawal or accelerate installments under Section 5.3 of any Deferral Account(s) that are credited with a McDonald's Common Stock based return. Section 16 Insiders who elect a McDonald's Common Stock based return and a form of payment will not be able to change those elections, even if the Plan is amended at a later date to provide increased flexibility.

     (b) A Section 16 Insider who elects to invest in McDonald's Common Stock based return shall also elect, at the time the deferral is made, whether the distribution will be paid in cash or in the form of McDonald's Common Stock. This provision applies only to deferral elections made on and after August 15, 1996. Amounts deferred under all deferral elections made prior to August 15, 1996 will be paid in cash. However, for these cash distributions only, to the extent that a
         Section 16 Insider uses the cash distribution to purchase shares of McDonald's Common Stock on the open market in one or more transactions within seven months after the date such amounts are distributed, the Company shall reimburse the Section 16 Insider for all reasonable brokerage fees and other transaction costs incurred in connection with such purchases upon presentation of satisfactory evidence thereof not later than 60 days after the date of each transaction.

     (c) If any Participant becomes a Section 16 Insider after making a Deferral Election under the Plan, any Deferral Account that is being credited with a McDonald's Common Stock based return shall automatically be converted to any non-McDonald's Common Stock based investment return specified by the Participant on an investment election form as of the Valuation Date immediately preceding the date the Participant is designated a Section 16 Insider by the Board of Directors. This automatic change to non-McDonald's Common Stock based returns will be made to preserve the Participant's right to make investment choices for investment options that do not involve McDonald's Common Stock, make early withdrawals and elect accelerated installments under Section 5.3.

     (d) Elections to invest in McDonald's Common Stock based returns can be made by Section 16 Insiders only at the time the Deferral Election is made. Investment elections which would result in a transfer into the McDonald's Common Stock based return at a later date are not permitted for Section 16 Insiders.

In addition, the Committee may take such other actions as are necessary so that transactions by Section 16 Insiders do not result in liability under Section 16(b) of the Exchange Act.

     5.6 Beneficiary. A Participant shall have the right to name a beneficiary or beneficiaries who shall receive the balance of a Participant's Deferral Account in the event of the Participant's death prior to the payment of his or her entire Deferral Account. If no beneficiary is named by a Participant or if he or she survives all of the named beneficiaries, the Deferral Account shall be paid to the same beneficiary or beneficiaries to which the Deferral Account would have been paid if it were in the Participant's Profit Sharing Fund Account under the Profit Sharing Program as of the date of the Participant's death. To be effective, any beneficiary designation shall be filed in writing with the Committee. A Participant may revoke an existing beneficiary designation by filing another written beneficiary designation with the Committee. The latest beneficiary designation received by the Committee shall be controlling.

                                   Section 6
                                   ---------
                                 Miscellaneous
                                 -------------

     6.1 Funding. Benefits payable under the Plan to any Participant shall be paid directly by the Company. The Company shall not be required to fund, or otherwise segregate assets to be used for payment of benefits under the Plan. While the Company may, in the discretion of the Committee, make investments (a) in shares of McDonald's Common Stock through open market purchases or (b) in other investments in amounts equal or unequal to amounts payable hereunder, the Company shall not be under any obligation to make such investments and any such investment shall remain an asset of the Company subject to the claims of its general creditors. Notwithstanding the foregoing, the Company may maintain one or more trusts ("Trust") to hold assets to be used for payment of benefits under the Plan. Any payments by a Trust of benefits provided to a Participant under the Plan shall be considered payment by the Company and shall discharge the Company of any further liability under the Plan for such payments.

     6.2 Account Statements. The Company shall provide Participants with statements of the balance of their Deferral Accounts under the Plan at least annually. The Committee may, in their discretion, also issue statements as of the March 31, June 30, September 30 and December 31 Valuation Dates, or as of any other Valuation Date that the Committee deems appropriate.

     6.3 Employment Rights. Establishment of the Plan shall not be construed to give any Eligible Employee the right to be retained in the Company's service or to any benefits not specifically provided by the Plan.

     6.4 Interests Not Transferable. Except as to withholding of any tax under the laws of the United States or any state or locality and the provisions of
Section 5.6, no benefit payable at any time under the Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or other legal process, or encumbrance of any kind. Any attempt to alienate, sell, transfer, assign, pledge or otherwise encumber any such benefits, whether currently or thereafter payable, shall be void. No person shall, in any manner, be liable for or subject to the debts or liabilities of any person entitled to such benefits. If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge or otherwise encumber benefits under the Plan, or if by any reason of the Participant's bankruptcy or other event happening at any time, such benefits would devolve upon any other person or would not be enjoyed by the person entitled thereto under the Plan, then the Company, in its discretion, may terminate the interest in any such benefits of the person entitled thereto under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan or such individual's spouse, children or other dependents, or any of them, in such manner as the Company may deem proper.

     6.5 Forfeitures and Unclaimed Amounts. Unclaimed amounts shall consist of the amounts of the Deferral Accounts of a Participant that cannot be distributed because of the Committee's inability, after a reasonable search, to locate a Participant or the Participant's beneficiary, as applicable, within a period of two (2) years after the Payment Date upon which the payment of benefits become due. Unclaimed amounts shall be forfeited at the end of such two-year period. Penalties charged for withdrawals under Section 5.3 shall also be forfeited in the year in which the penalty is charged. These forfeitures will reduce the obligations of the Company under the Plan. After an unclaimed amount has been forfeited, the Participant or beneficiary, as applicable, shall have no further right to the Participant's Deferral Account.

     6.6 Controlling Law. The law of Illinois, except its law with respect to choice of law, shall be controlling in all matters relating to the Plan to the extent not preempted by ERISA.

     6.7 Action by the Company. Except as otherwise specifically provided herein, any action required of or permitted by the Company under the Plan shall be by resolution of the Board of Directors of the Company or by action of any member of the Committee or person(s) authorized by resolution of the Board of Directors of the Company.

                                   Section 7
                                   ---------
                             Employer Participation
                             ----------------------

     7.1 Adoption of Plan. Any subsidiary or affiliate of the Company ("Employer") may, with the approval of the Committee and under such terms and conditions as the Committee may prescribe, adopt the corresponding portions of the Plan by resolution of its board of directors. The Committee may amend the Plan as necessary or desirable to reflect the adoption of the Plan by an Employer, provided however, that an adopting Employer shall not have the authority to amend or terminate the Plan under Section 8.

     7.2 Withdrawal from the Plan by Employer. Any such Employer shall have the right, at any time, upon the approval of and under such conditions as may be provided by the Committee, to withdraw from the Plan by delivering to the Committee written notice of its election so to withdraw. Upon receipt of such notice by the Committee, the portion of the Deferral Accounts of Participants and beneficiaries attributable to credits made while the Participants were employees of such withdrawing Employer, plus any net earnings, gains and losses on such credits, shall be distributed from the Trust at the direction of the Committee in cash at such time or times as the Committee, in its sole discretion, may deem to be in the best interest of such employees and their beneficiaries. To the extent the amounts held in the Trust for the benefit of such Participants and beneficiaries are not sufficient to satisfy the Employer's obligation to such Participants and their beneficiaries accrued on account of their employment with the Employer, the remaining amount necessary to satisfy such obligation shall be an obligation of the Employer, and the Company shall have no further obligation to such Participants and beneficiaries with respect to such amounts.

                                   Section 8
                                   ---------
                           Amendment and Termination
                           -------------------------

The Company intends the Plan to be permanent, but reserves the right at any time by action of its Board of Directors or by the Committee (in accordance with the restrictions in the following sentence) to modify, amend or terminate the Plan, provided however, that any amendment or termination of the Plan shall not reduce or eliminate any Deferral Account accrued through the date of such amendment or termination.

The Committee shall have the same authority to adopt amendments to the Plan as the Board of Directors of the Company in the following circumstances:

     (a) to adopt amendments to the Plan which the Committee determines are necessary or desirable for the Plan to comply with or to obtain benefits or advantages under the provisions of applicable law, regulations or rulings or requirements of the Internal Revenue Service or other governmental or administrative agency or changes in such law, regulations, rulings or requirements; and

     (b) to adopt any other procedural or cosmetic amendment that the Committee determines to be necessary or desirable that does not materially change benefits to Participants or their beneficiaries or materially increase the Company's or adopting Employers' credits to the Plan.

The Committee shall provide notice of amendments adopted by the Committee to the Board of Directors of the Company on a timely basis.



     Executed in multiple originals this 10th day of November, 1998.


                         McDONALD'S CORPORATION


                            /s/ STANLEY R. STEIN
                         -------------------------------
                         By:    Stanley R. Stein
                         Title: Executive Vice President