Form 10-K
period 1998-12-31
MCDONALDS CORP
filed 1999-03-31
CIK 63908

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
          For the transition period from ____________ to ____________

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

     Title of each class                                               Name of each exchange
                                                                         on which registered
     ---------------------------------------------------------------------------------------
     Common stock, $.01 par value                                    New York Stock Exchange
                                                                      Chicago Stock Exchange
     8-7/8 % Debentures due 2011                                     New York Stock Exchange
     7-3/8% Notes due 2002                                           New York Stock Exchange
     6-3/4% Notes due 2003                                           New York Stock Exchange
     7-3/8% Debentures due 2033                                      New York Stock Exchange
     6-5/8% Notes due 2005                                           New York Stock Exchange
     7.05% Debentures due 2025                                       New York Stock Exchange
     7-1/2% Subordinated Deferrable Interest Debentures due 2036     New York Stock Exchange
     7-1/2% Subordinated Deferrable Interest Debentures due 2037     New York Stock Exchange
     7.31% Subordinated Deferrable Interest Debentures due 2027      New York Stock Exchange
     6-3/8% Debentures due 2028                                      New York Stock Exchange
     ---------------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $53,373,541,566 and the number of shares of common stock outstanding is 1,357,952,498 as of January 31, 1999 (the number of shares has been restated to reflect the two-for-one stock split effected in March 1999).

Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's 1999 definitive proxy statement which will be filed no later than 120 days after December 31, 1998.

--------------------------------------------------------------------------------

Part I

ITEM 1.  BUSINESS

McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

(a)  GENERAL DEVELOPMENT OF BUSINESS

There have been no significant changes to the Company's corporate structure during 1998, or material changes in the Company's method of conducting business.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Industry segment data for the years ended December 31, 1998, 1997 and 1996 is included in Part II, Item 8, page 23 of this Form 10-K.

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

  The Company's franchising program is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital--initially, by purchasing equipment, signs, seating and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building. Beginning in 1998, the Company generally provides franchisees in the United States the option to own new restaurant buildings. Franchisees contribute to the Company's revenues through payment of rent and service fees or royalties based upon a percent of sales, with specified minimum payments. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Further discussion regarding site selection is included in Part I, Item 2, page 4 of this Form 10-K.

  Training begins at the restaurant with one-on-one instruction and videotapes. Aspiring restaurant managers progress through a development program of classes in management and basic and intermediate operations, as well as learning computer skills. Assistant managers are eligible to attend the advanced operations and management class at one of the six Hamburger University (H.U.) campuses in the U.S., Germany, England, Japan, Brazil or Australia. The curriculum at H.U. concentrates on skills and practices essential to driving the Company's strategies of delivering customer satisfaction and increasing market share.

  The Company's global brand is well-known. Marketing and promotional activities are designed to nurture this brand image and differentiate the Company from competitors by focusing on value, taste and customer satisfaction. Funding for promotions is handled at the local restaurant level; funding for regional and national efforts is handled through advertising cooperatives. Franchised, Company-operated and affiliated restaurants throughout the world make voluntary contributions to cooperatives which purchase media. Production costs for certain advertising efforts are borne by the Company. The Company and affiliated entities also market food products, in a few instances, under brand names other than McDonald's well-known global brand.

Products

McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac and Quarter Pounder with Cheese, the Filet-O-Fish, several chicken sandwiches, french fries, Chicken McNuggets, salads, milk shakes, McFlurries, sundaes and cones, pies, cookies and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited promotional time periods. McDonald's restaurants operating in the United States and certain international markets are open during breakfast hours and offer a full or limited breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage, three varieties of biscuit sandwiches and Apple-Bran muffins. The Company tests new products on an ongoing basis.

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

Food preparation

The Company introduced the Made For You food preparation system in 1998 and plans to have it integrated into virtually all restaurants in the United States and Canada by the end of 1999. Made For You is based on a just-in-time production philosophy where each sandwich is made only when it is needed. Through advances in equipment and technology, the new system aims to provide customers with fresher, better-tasting food. In addition, the new system can support future growth through product development because it can more easily accommodate an expanded menu.

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

Working capital practices

Information about the Company's working capital practices is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1998, 1997 and 1996 in
Part II, Item 7, pages 7 through 15, and the Consolidated statement of cash flows for the years ended December 31, 1998, 1997 and 1996 in Part II, Item 8, page 19 of this Form 10-K.

Customers

The Company's business is not dependent upon a single customer or small group of customers.

Backlog

Company-operated restaurants have no backlog orders.

Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Competition

McDonald's restaurants compete with international, national, regional, and local retailers of food products. The Company competes on the basis of price, convenience and service and by offering quality food products. The Company's competition in the broadest perspective includes restaurants, quick-service eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens, and supermarkets.

  In the U.S., the quick service restaurant business consists of about 463,000 restaurants that generate nearly $247 billion in annual sales. McDonald's accounts for about 2.7% of those restaurants and approximately 7.3% of those sales. No reasonable estimate can be made of the number of competitors outside the U.S.; however, the Company's business in foreign markets continues to grow.

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

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations which will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1998, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 1998, the Company's average number of employees worldwide, including Company-operated restaurant employees, was approximately 284,000.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information about foreign and domestic markets is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 7 through 15 and Segment and geographic information in Part II, Item 8, page 23 of this Form 10-K.

ITEM 2.  PROPERTIES

The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. McDonald's generally owns or secures long-term land and building leases for restaurant sites, which ensures long-term tenure and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 7 through 15 and in Financial statements and supplementary data in Part II, Item 8, pages 17 through 28 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company's entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. The Company does not believe that any such claims, lawsuits or regulations, will have a material adverse effect on its financial condition or results of operations.

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

Suppliers

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the United States, food, paper, or related items to any McDonald's restaurants. The Company relies upon independent suppliers that are required to meet and maintain the Company's standards and specifications. There are a number of such suppliers worldwide and on occasion disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and McDonald's business relationship with suppliers. Additionally, on occasion disputes arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to McDonald's restaurants.

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

Government regulations

Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, franchising, health, safety, environment, zoning and employment. The Company does not believe that it is in violation of any existing statutory or administrative rules, but it cannot predict the effect on its operations from the promulgation of additional requirements in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of McDonald's Corporation as of March 1, 1999 are shown below. Unless otherwise indicated, each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 1999 Board of Directors' meeting.


----------------------------------------------------------------
                                                       Number of
                                           Number of    years in
                                Date of   years with     present
Name and office                   birth      Company    position
----------------------------------------------------------------
Claire H. Babrowski              7/25/57          21           *
Executive Vice President

Robert M. Beavers, Jr.           1/27/44          35           5
Senior Vice President

James R. Cantalupo              11/14/43          24           *
Vice Chairman; Chairman, and
Chief Executive Officer--
McDonald's International

Michael L. Conley                3/28/48          24           2
Executive Vice President
and Chief Financial Officer

Alan D. Feldman (1)               3/6/52           4           *
President--McDonald's USA

Jack M. Greenberg                9/28/42          17           *
President and
Chief Executive Officer

Jeffrey B. Kindler (2)           5/13/55           3           1
Executive Vice President,
Corporate General Counsel

Christopher Pieszko              12/2/55          20           1
Senior Vice President and
Corporate Controller

Michael R. Quinlan               12/9/44          35           9
Chairman of the Board

James A. Skinner                10/25/44          28           1
President--Europe Group

Stanley R. Stein                 4/17/42          24           1
Executive Vice President

Fred L. Turner                    1/6/33          42           9
Senior Chairman
-----------------------------------------------------------------

*Less than one year in current position.

(1) Mr. Feldman joined the Company in 1994 as Corporate Vice President and was promoted to Division President in 1997. He assumed his current position in 1998. Prior thereto, Mr. Feldman served as Senior Vice President and Chief Financial Officer of Pizza Hut, Inc.

(2) Mr. Kindler joined the Company in 1996 as Senior Vice President, General Counsel. He assumed his current position in 1997. Prior thereto, Mr. Kindler served as Vice President, Senior Counsel of General Electric Company.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York and Chicago. On January 26, 1999, the Board of Directors declared a two-for-one stock split of the Company's common stock, effected in the form of a stock dividend paid on March 5, 1999. All references to the number of common shares, per common share amounts and market prices have been restated to give retroactive effect to the stock split for all periods presented.

  The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share.

                                    1998                             1997
-------------------------------------------------------------------------
                                Dividend                         Dividend
                                     per                              per
                                  common                           common
Quarter     High       Low         share      High       Low        share
-------------------------------------------------------------------------
First      30 1/8    22 5/16      .04125    24 11/16   21  1/4     .03750
Second     35        28 9/16      .04500    27  7/16   23  3/8     .04125
Third      37 1/2    26  3/4      .04500    27   3/8   22  7/8     .04125
Fourth     39 3/4    28  1/8      .04500    24 13/16   21 1/16     .04125
--------------------------------------------------------------------------
Year       39 3/4    22 5/16      .17625    27  7/16   21 1/16     .16125
--------------------------------------------------------------------------


  The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 1999 was estimated to be 888,600.

  Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchase. Accordingly, the common stock dividend yield is modest. However, the Company has paid 92 consecutive quarterly dividends on common stock through first quarter 1999 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------------
11-YEAR SUMMARY                              1998         1997           1996          1995         1994         1993      1992
--------------------------------------------------------------------------------------------------------------------------------
                                    (Dollars in millions, except per share data)
Systemwide sales                    $      35,979       33,638         31,812        29,914       25,987       23,587    21,885
--------------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
  Operated by franchisees           $      22,330       20,863         19,969        19,123       17,146       15,756    14,474
  Operated by the Company           $       8,895        8,136          7,571         6,863        5,793        5,157     5,103
  Operated by affiliates            $       4,754        4,639          4,272         3,928        3,048        2,674     2,308
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $      12,421       11,409         10,687         9,795        8,321        7,408     7,133
Operating income                    $       2,762/(1)/   2,808          2,633         2,601        2,241        1,984     1,862
Income before provision
for income taxes                    $       2,307/(1)/   2,407          2,251         2,169        1,887        1,676     1,448
Net income                          $       1,550/(1)/   1,642          1,573         1,427        1,224        1,083       959
--------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations         $       2,766        2,442          2,461         2,296        1,926        1,680     1,426
Capital expenditures                $       1,879        2,111          2,375         2,064        1,539        1,317     1,087
Treasury stock purchases            $       1,162          765            605           321          500          628        92
--------------------------------------------------------------------------------------------------------------------------------
Financial position at year end
  Net property and equipment        $      16,042       14,961         14,352        12,811       11,328       10,081     9,597
  Total assets                      $      19,784       18,242         17,386        15,415       13,592       12,035    11,681
  Total debt                        $       7,043        6,463          5,523         4,836        4,351        3,713     3,857
  Total shareholders' equity        $       9,465        8,852          8,718         7,861        6,885        6,274     5,892
--------------------------------------------------------------------------------------------------------------------------------
Per common share/(2)/
  Net income                        $        1.14/(1)/    1.17           1.11           .99          .84          .73       .65
  Net income-diluted                $        1.10/(1)/    1.15           1.08           .97          .82          .71       .63
  Dividends declared                $         .18          .16            .15           .13          .12          .11       .10
  Market price at year end          $     38 7/16       23 7/8       22 11/16       22 9/16       14 5/8       14 1/4   12 3/16
--------------------------------------------------------------------------------------------------------------------------------
Systemwide restaurants at year end         24,800       23,132         21,022        18,380       15,950       14,163    13,093
Systemwide restaurants by type
  Operated by franchisees                  15,281       14,265         13,428        12,217       10,965        9,933     9,237
  Operated by the Company                   5,512        5,000          4,357         3,816        3,238        2,746     2,551
  Operated by affiliates                    4,007        3,867          3,237         2,347        1,747        1,484     1,305
--------------------------------------------------------------------------------------------------------------------------------
Number of countries at year end               114          109            101            89           79           70        65
--------------------------------------------------------------------------------------------------------------------------------
Number of shareholders at year end
(in thousands)                              888.2        880.2          904.6         769.7        609.2        464.5     398.3
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

11-YEAR SUMMARY                              1991         1990         1989          1988
--------------------------------------------------------------------------------------------------------------------------------

                                    (Dollars in millions, except per share data)
Systemwide sales                    19,928              18,759         17,333        16,064
--------------------------------------------------------------------------------------------------------------------------------

Systemwide sales by type
  Operated by franchisees           12,959              12,017         11,219        10,424
  Operated by the Company            4,908               5,019          4,601         4,196
  Operated by affiliates             2,061               1,723          1,513         1,444
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                       6,695               6,640          6,066         5,521
Operating income                     1,679               1,596          1,438         1,288
Income before provision
for income taxes                     1,299               1,246          1,157         1,046
Net income                             860                 802            727           646
--------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations          1,423               1,301          1,246         1,177
Capital expenditures                 1,129               1,571          1,555         1,321
Treasury stock purchases               117                 157            497           136
--------------------------------------------------------------------------------------------------------------------------------
Financial position at year end
  Net property and equipment         9,559               9,047          7,758         6,800
  Total assets                      11,349              10,668          9,175         8,159
  Total debt                         4,615               4,792          4,036         3,269
  Total shareholders' equity         4,835               4,182          3,550         3,413
--------------------------------------------------------------------------------------------------------------------------------
Per common share/(2)/
  Net income                           .59                 .55            .49           .43
  Net income-diluted                   .57                 .54            .48           .42
  Dividends declared                   .09                 .09            .08           .07
  Market price at year end           9 1/2               7 1/4          8 5/8             6
--------------------------------------------------------------------------------------------------------------------------------
Systemwide restaurants at year end  12,418              11,803         11,162        10,513
Systemwide restaurants by type
  Operated by franchisees            8,735               8,131          7,573         7,110
  Operated by the Company            2,547               2,643          2,691         2,600
  Operated by affiliates             1,136               1,029            898           803
--------------------------------------------------------------------------------------------------------------------------------

Number of countries at year end         59                  53             51            50
--------------------------------------------------------------------------------------------------------------------------------

Number of shareholders at year end
(in thousands)                       371.7               362.6          330.5         168.6
--------------------------------------------------------------------------------------------------------------------------------


(1) Includes $162 million of Made For You costs and $160 million special charge related to the home office productivity initiative for a pre-tax total of $322 million ($219 million after tax or $0.16 per share).
(2)  Restated for two-for-one stock split in March 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS
--------------------------------------------------------------------------------
In this report, all per share amounts have been restated to reflect the two-for-one stock split in March 1999. In addition, all information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. dollar.


OPERATING RESULTS
--------------------------------------------------------------------------------
                                       1998               1997              1996
                                          %
(Dollars in millions,              Increase/                 %
except per share data)    Amount  (decrease)  Amount  Increase           Amount
--------------------------------------------------------------------------------
SYSTEMWIDE SALES          $35,979         7   $33,638        6          $31,812
--------------------------------------------------------------------------------
REVENUES
Sales by Company-
operated restaurants      $ 8,895         9   $ 8,136        7          $ 7,571
Revenues from
franchised and affiliated
restaurants                 3,526         8     3,273        5            3,116
--------------------------------------------------------------------------------
    TOTAL REVENUES         12,421         9    11,409        7           10,687
--------------------------------------------------------------------------------
OPERATING COSTS
AND EXPENSES
Company-operated
restaurants                 7,261         9     6,650        8            6,163
Franchised restaurants        678        10       614        8              570
Selling, general and
administrative expenses     1,458         -     1,451        6            1,367
Made For You costs            162       n/m         -        -                -
Special charges               160       n/m         -      n/m               72
Other operating (income)
expense                       (60)      n/m      (114)     n/m             (118)
--------------------------------------------------------------------------------
TOTAL OPERATING
  COSTS AND
  EXPENSES                  9,659        12     8,601        7            8,054
--------------------------------------------------------------------------------
OPERATING INCOME/(1)/       2,762        (2)    2,808        7            2,633
--------------------------------------------------------------------------------
Interest expense              414        14       364        6              343
Nonoperating (income)
expense                        41       n/m        37      n/m               39
--------------------------------------------------------------------------------
INCOME BEFORE
PROVISION
FOR INCOME TAXES/(1)/       2,307        (4)    2,407        7            2,251
--------------------------------------------------------------------------------
Provision for income
taxes/(1)/                    757        (1)      765       13              678
--------------------------------------------------------------------------------
NET INCOME/(1)/           $ 1,550        (6)  $ 1,642        4          $ 1,573
================================================================================
NET INCOME PER
COMMON SHARE/(1)/         $  1.14        (3)  $  1.17        5          $  1.11

NET INCOME PER
COMMON SHARE-
DILUTED/(1)/                 1.10        (4)     1.15        6             1.08
--------------------------------------------------------------------------------

(1) The 1998 results include $162 million of Made For You costs and the $160 million special charge, discussed on page 24, for a pre-tax total of $322 million ($219 million after tax or $0.16 per share). The 1996 results include the $72 million pre-tax special charge and a $50 million tax benefit resulting from certain international transactions, discussed on pages 24 and 26.

n/m=not meaningful


OPERATING RESULTS (EXCLUDING MADE FOR YOU COSTS AND SPECIAL CHARGES)
--------------------------------------------------------------------------------
                                        1998              1997             1996
(Dollars in millions,                      %                 %
except per share data)      Amount  Increase  Amount  Increase           Amount
--------------------------------------------------------------------------------
OPERATING INCOME            $3,084        10  $2,808         4           $2,705
--------------------------------------------------------------------------------
NET INCOME                  $1,769         8  $1,642         4           $1,573
================================================================================
Net income per
common share                $ 1.30        11  $ 1.17         5           $ 1.11
Net income per
common share-
diluted                       1.26        10    1.15         6             1.08
--------------------------------------------------------------------------------

  The spreads between the percent change in net income and net income per common share reflected the positive effects of share repurchases and the absence of preferred dividends in 1998, due to the retirement of our remaining Series E Preferred Stock in December 1997, and lower preferred dividends in 1997 compared with the prior year.


  The following table presents the reported and constant currency results for 1998 and 1997, excluding Made For You costs and special charges:

--------------------------------------------------------------------------------------
                                           As reported            In constant currency
(Dollars in billions, except   -----------------------      --------------------------
per share data)                       1998        1997              1998          1997
--------------------------------------------------------------------------------------
Systemwide sales               $36.0   7%   $33.6   6%      $37.0   10%     $35.0  10%
Revenues                        12.4   9     11.4   7        12.8   12       11.8  11
Operating income                 3.1  10      2.8   4         3.2   12        2.9   8
Net income                       1.8   8      1.6   4         1.8   10        1.7   8
Net income per
common share                    1.30  11     1.17   5        1.33   14       1.21   9
Net income per
common share-diluted            1.26  10     1.15   6        1.29   12       1.19  10
--------------------------------------------------------------------------------------


SYSTEMWIDE SALES

Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Increasing market share through expansion, and customer satisfaction through quality, service, cleanliness and value continue as key strategic initiatives to build sales. Sales increases in 1998 and 1997 were primarily due to restaurant expansion and positive comparable sales (measured on a constant currency basis), partly offset by weaker foreign currencies. At the end of 1998, 86% of Systemwide sales were in the following 11 markets--Australia, Brazil, Canada, England, France, Germany, Hong Kong, Japan, the Netherlands, Taiwan and the U.S. (major markets based on operating income). This is down slightly from 87% in 1997.

  Sales increases in the U.S., Europe and Latin America were driven by expansion and positive comparable sales in 1998 and 1997. In the U.S., successful Monopoly, Teenie Beanie Babies, Get Back With Big Mac and Disney promotions, combined with local market initiatives, contributed to the 1998 increase. In Europe, performances benefited from value campaigns and successful promotions in England, France and Germany. Europe's results were reduced by the difficult economic conditions in Russia in the last half of 1998. In Latin America, Argentina and Brazil accounted for approximately half of this segment's total sales growth in both years, mainly due to expansion.

  In Asia/Pacific, sales decreased in 1998 due to weaker foreign currencies and negative comparable sales. Excluding the translation effect of weaker foreign currencies, Japan realized strong sales growth despite experiencing its most difficult economy in decades. In addition, Australia's sales improved due to positive comparable sales in the last half of the year. Difficult economic conditions in Southeast Asia, which began in the latter part of 1997 and continued throughout 1998, negatively impacted consumer spending. In 1997, sales increased primarily due to expansion.


--------------------------------------------------------------------------------
(In millions)                 1998     1997     1996     1995     1994
--------------------------------------------------------------------------------
U.S.                          $18,123  $17,125  $16,370  $15,905  $14,941
Europe                          8,909    7,835    7,377    6,685    5,211
Asia/Pacific                    5,579    5,616    5,349    4,835    3,795
Latin America                   1,761    1,511    1,273    1,129      794
Other                           1,607    1,551    1,443    1,360    1,246
--------------------------------------------------------------------------------
Systemwide sales              $35,979  $33,638  $31,812  $29,914  $25,987
================================================================================

  Sales by Company-operated restaurants grew at a higher rate than Systemwide sales in 1998 and 1997, primarily due to the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants. In addition, the weakened Japanese Yen had a significant negative effect on our Japanese affiliate's sales, which reduced Systemwide sales growth.

AVERAGE ANNUAL SALES PER RESTAURANT/(1)/
--------------------------------------------------------------------------------
(In thousands)                                  1998     1997     1996
--------------------------------------------------------------------------------
U.S.
 Traditional                                    $1,584   $1,523   $1,530
 Satellite                                         459      445      425
Outside the U.S.
 Traditional                                     1,801    1,966    2,262
 Satellite                                         450      457      488
--------------------------------------------------------------------------------
 (1) Restaurants in operation at least 13 consecutive months

  Average sales are affected by several factors: comparable sales and the size and number of new restaurants. The number of new restaurants affects average sales as new restaurants historically have taken a few years to reach long-term volumes. In addition, over the last several years we have opened more restaurants in lower density areas and countries with lower average sales volumes. For these reasons, our focus is primarily on sales-to-investment ratios and building comparable sales, rather than on average sales.

  In 1998, positive comparable sales drove the increases in U.S. average annual sales per restaurant. Outside the U.S., foreign currency translation accounted for approximately half of the decreases in average annual sales in both 1998 and 1997. In addition, the significant number of new restaurants outside the U.S. negatively impacted the averages.

AVERAGE ANNUAL SALES PER NEW RESTAURANT/(1)/
--------------------------------------------------------------------------------
(In thousands)                                  1998     1997     1996
--------------------------------------------------------------------------------
U.S.
 Traditional                                    $1,332   $1,237   $1,206
Outside the U.S.
 Traditional                                     1,357    1,431    1,710
 Satellite                                         446      453      517
--------------------------------------------------------------------------------
(1) Restaurants in operation at least 13 months but not more than 25 months

 In 1998 and 1997, the increases in sales per new U.S. traditional restaurant were due to a more selective expansion strategy. In addition, in 1998, larger facilities supported higher average sales. The decreases in sales per new restaurant outside the U.S. in 1998 and 1997 were due to foreign currency translation and expansion. Excluding foreign currency translation, the 1998 average annual sales for new international traditional and satellite restaurants increased to $1,439,000 and $479,000, respectively. Satellite restaurants generally have significantly lower development costs and sales volumes than traditional restaurants. Average annual sales per new traditional restaurant in major markets outside the U.S., excluding Japan, were approximately $1.7 million in 1998 and 1997.

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

  Revenues grow as new restaurants are added and as sales build in existing restaurants. Menu price changes also affect revenues and sales, but it is impractical to quantify their impact because of different pricing structures, new products, promotions and product-mix variations among restaurants and markets.

  Revenues increased at a faster rate than Systemwide sales in 1998 and 1997. This was primarily due to the weakened Japanese Yen, which negatively affected sales more than revenues due to our affiliate structure in Japan, and the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants.

  U.S. revenues increased $265 million in 1998 and $13 million in 1997. The increased revenue growth in 1998 was primarily due to strong sales performance for both Company-operated and franchised restaurants driven by positive comparable sales and expansion. Lower initial fees resulting from fewer openings partly offset the increase in revenues. The slower revenue growth in 1997 was primarily because the number of U.S. Company-operated restaurants decreased compared with the prior year, while the number of franchised and affiliated restaurants increased. Lower initial fees also contributed to the slower revenue growth in 1997.


U.S. OPERATING RESULTS
(EXCLUDING MADE FOR YOU COSTS AND SPECIAL CHARGES)
-------------------------------------------------------------------------------------------------
(In millions)                                           1998     1997     1996     1995     1994
-------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated
restaurants                                           $2,829  $2,691   $2,776   $2,725   $2,550
Revenues from franchised
and affiliated restaurants                             2,039   1,912    1,814    1,749    1,606
-------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                      4,868   4,603    4,590    4,474    4,156
-------------------------------------------------------------------------------------------------
OPERATING COSTS AND
EXPENSES
Company-operated restaurants                           2,338   2,246    2,317    2,244    2,066
Franchised restaurants                                   389     361      334      304      270
Selling, general and
administrative expenses                                  750     788      740      682      628
Other operating (income)
expense                                                   25      (3)     (17)      (8)     (25)
-------------------------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
   AND EXPENSES/(1)/                                   3,502   3,392    3,374    3,222    2,939
-------------------------------------------------------------------------------------------------
U.S. OPERATING INCOME/(1)/                            $1,366  $1,211   $1,216   $1,252   $1,217
=================================================================================================

(1) The 1998 results exclude $162 million of Made For You costs and the $160 million special charge for a pre-tax total of $322 million. The 1996 results exclude the $72 million pre-tax special charge.

  Europe accounted for 36% of consolidated revenues in 1998 and 34% in 1997. This region's revenues grew $535 million and $318 million in 1998 and 1997, respectively. The increases were driven by strong sales in England, France and Germany in 1998 and in England, Italy and Russia in 1997.

  Asia/Pacific's revenues grew $110 million in 1998, compared with growth of $250 million in 1997. In constant currencies, these increases were $341 million in 1998 and $318 million in 1997. Due to an increase in ownership, several affiliate markets were consolidated for financial reporting purposes in 1998. This contributed to the revenue increase. The consolidation of Singapore in 1997, along with Taiwan's strong results, helped to advance 1997 revenues. Difficult economic conditions in Southeast Asia, which began in the latter part of 1997 and continued throughout 1998, dampened revenue growth in both years.


OPERATING RESULTS OUTSIDE THE U.S.
-------------------------------------------------------------------------------------------------
(In millions)                         1998        1997       1996       1995       1994
-------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated
restaurants                           $6,066      $5,445     $4,795     $4,139     $3,242
Revenues from franchised
and affiliated restaurants             1,487       1,361      1,301      1,182        923
-------------------------------------------------------------------------------------------------
   TOTAL REVENUES                      7,553       6,806      6,096      5,321      4,165
-------------------------------------------------------------------------------------------------
OPERATING COSTS AND
EXPENSES
Company-operated restaurants           4,923       4,404      3,846      3,304      2,579
Franchised restaurants                   289         253        236        211        165
Selling, general and
administrative expenses                  632         601        574        507        408
Other operating (income)
expense                                  (85)       (111)      (101)       (98)       (59)
-------------------------------------------------------------------------------------------------
   TOTAL OPERATING COSTS
   AND EXPENSES                        5,759       5,147      4,555      3,924      3,093
-------------------------------------------------------------------------------------------------
OPERATING INCOME
OUTSIDE THE U.S.                      $1,794      $1,659     $1,541     $1,397     $1,072
=================================================================================================

  Latin America's revenues grew $105 million in 1998 and $114 million in 1997. Growth in both years was primarily due to expansion in Brazil and positive comparable sales for the segment.

COMPANY-OPERATED MARGINS

Company-operated margin dollars are equal to sales by Company-operated restaurants less the operating costs of these restaurants. Consolidated Company-operated margin dollars increased $148 million or 10% in 1998 and $78 million or 6% in 1997. The increases were primarily driven by expansion, partly offset by weaker foreign currencies. In addition, positive comparable sales contributed to the increase in 1998.

  Consolidated Company-operated margins were 18.4% of sales in 1998, 18.3% in 1997 and 18.6% in 1996. Operating cost trends as a percent of sales were as follows: food & paper costs decreased in 1998 and increased in 1997; payroll costs were flat in 1998 and decreased in 1997; and occupancy & other operating costs increased in both years.

  U.S. Company-operated margins were 17.3% of sales in 1998 and 16.5% in 1997 and 1996. Increased margins as a percent of sales in 1998 were driven by lower food & paper costs related primarily to decreased commodity costs, partly offset by higher payroll costs related to an increase in average hourly rates. Occupancy & other operating costs were flat. U.S. Company-operated margins as a percent of sales in 1997 reflected higher food & paper costs related primarily to the Deluxe Line, lower payroll costs related to labor efficiencies and lower occupancy & other operating costs.

  Company-operated margins outside the U.S. were 18.8% of sales in 1998, compared with 19.1% in 1997 and 19.8% in 1996. In 1998, increases in occupancy & other operating costs as a percent of sales were the primary cause of the margin decline as payroll costs and food & paper costs were flat as a percent of sales. The decline in the 1997 margin as a percent of sales was due to increases in food & paper costs as well as occupancy & other operating costs, partly offset by a decrease in payroll costs. Weaker foreign currencies put pressure on margins outside the U.S. in both 1998 and 1997, as food & paper costs were negatively affected in those markets where we imported products.

FRANCHISED MARGINS

Franchised margin dollars are equal to revenues from franchised and affiliated restaurants less the Company's occupancy costs (rent and depreciation) associated with these sites. Franchised margin dollars represented more than 60% of the combined operating margins in both 1998 and 1997. Consolidated franchised margin dollars increased $189 million or 7% in 1998 and $113 million or 4% in 1997. The increases were primarily driven by expansion, partly offset by weaker foreign currencies. In addition, positive comparable sales contributed to the increase in 1998.

  Consolidated franchised margins were 80.8% of applicable revenues in 1998, 81.2% in 1997 and 81.7% in 1996. Franchised margins in the U.S. were 80.9% of revenues in 1998, 81.1% in 1997 and 81.6% in 1996. Outside the U.S., franchised margins were 80.6% of revenues in 1998, 81.4% in 1997 and 81.8% in 1996.

  The 1998 and 1997 declines reflected a higher proportion of leased sites, and in the U.S. also reflected lower initial fees resulting from fewer openings. By leasing a higher proportion of new sites over the past few years, we have reduced initial capital requirements, but negatively affected franchised margins as a percent of applicable revenues. This is because financing costs implicit in the lease are included in rent expense, which affects these margins; for owned sites, financing costs are reflected in interest expense, which does not affect these margins. Also, our decision to increase our ownership in several affiliate markets in 1998 and 1997 shifted revenues from franchised and affiliated restaurants to Company-operated restaurants, reducing the franchised restaurant margins outside the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses were relatively flat in 1998 and decreased to 4.1% of sales from 4.3% of sales in 1997 and 1996. In 1998, U.S. selling, general and administrative expenses decreased primarily due to lower advertising costs and savings realized from the home office productivity initiative, partly offset by higher performance-based incentive compensation. Outside the U.S., selling, general and administrative expenses increased, due to support of restaurant development and to a lesser extent, from the consolidation of several affiliate markets for financial reporting purposes, partly offset by weaker foreign currencies. In 1997, consolidated selling, general and administrative expenses increased primarily due to continued investment in developing countries and the support of special marketing efforts and new food initiatives in the U.S., partly offset by weaker foreign currencies.

  As a result of the home office productivity initiative, the Company expects to save about $100 million of selling, general and administrative expenses per year, beginning in 2000, with about two-thirds of the annual savings expected to be realized by the end of 1999. About $15 million of these savings were realized in 1998.

MADE FOR YOU COSTS

In 1998, the Company announced the introduction of Made For You, a new food preparation system that is expected to be installed in virtually all restaurants in the U.S. and Canada by the end of 1999. Through advances in equipment and technology, the new system allows us to serve fresher, better-tasting food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. The Company is providing financial incentives of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company is also making additional payments in special cases where the conversion to Made For You is more extensive.

  In 1998, the Company incurred $162 million in Made For You costs, which primarily consisted of nonrefundable incentive payments made to owner/operators as well as accelerated depreciation on equipment being replaced in Company-operated restaurants. The Company expects the total costs related to the implementation of Made For You to approximate $190 million. The remaining costs are expected to be incurred by the end of 1999, and are comprised of about $15 million of incentive payments and $15 million of accelerated depreciation.

SPECIAL CHARGES

In second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. This initiative is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result, the Company is reducing home office staffing by approximately 525 positions, consolidating certain home office facilities and reducing other expenditures in a variety of areas. The special charge was comprised of $85.8 million of employee severance and outplacement costs, $40.8 million of lease cancellation and other facilities-related costs, $18.3 million of costs for the write-off of capitalized technology made obsolete as a result of the productivity initiative, and $15.1 million of other cash payments made in 1998. Employee severance is paid in semi-monthly installments over a period of up to one year after termination.

  As of December 31, 1998, the Company had reduced home office staffing by approximately 400 positions and expects the remaining positions to be eliminated by year-end 1999. The remaining accrual, primarily related to employee severance, was approximately $105 million at December 31, 1998. No significant adjustments have been made to the original plan approved by management in second quarter 1998. The Company expects to use cash provided by operations to fund the remaining severance payments and other cash costs related to the productivity initiative.

  In 1996, the Company recorded a $72 million pre-tax special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs by closing low-volume U.S. satellite restaurants, outsourcing excess property management and implementing other cost efficiencies. The actions required by this plan were completed in 1997 and resulted in no significant adjustments to the original cost estimate.

OTHER OPERATING (INCOME) EXPENSE

Other operating (income) expense includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, net gains or losses from property dispositions and other transactions related to the food service business.

  Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to owner/operators who have options to purchase the businesses). The Company's purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. These transactions are an integral part of our franchising business and resulting gains are recorded in operating income.

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

  Other operating (income) expense decreased in 1998, primarily due to higher provisions for property dispositions that reflected an increased number of restaurant closings. These expenses were partly offset by higher gains on sales of restaurant businesses and increased equity in earnings of unconsolidated affiliates, due to strong performances in Japan and the U.S. The slight decline in other operating (income) expense in 1997 was primarily due to lower equity in earnings of unconsolidated affiliates and lower gains on sales of restaurant businesses, partly offset by lower provisions for property dispositions.

OPERATING INCOME

Excluding Made For You costs and the special charges, operating income increased $276 million or 10% to $3.1 billion in 1998, and $103 million or 4% to $2.8 billion in 1997. In constant currencies, these increases were 12% in 1998 and 8% in 1997. The increases in 1998 and 1997 were primarily due to higher combined operating margin dollars, partly offset by weaker foreign currencies and lower other operating (income) expense. In addition, higher selling, general and administrative expenses negatively affected the 1997 increase. Including Made For You costs and the special charges, operating income decreased 2% in 1998 and increased 7% in 1997.

  Operating income in 1998 and 1997 from the major markets accounted for 92% of total operating income, excluding 1998 Made For You costs and the special charge.

  U.S. operating income rose $155 million or 13% in 1998 and was flat in 1997, excluding Made For You costs and special charges. In 1998, higher U.S. combined operating margin dollars and lower selling, general and administrative expenses were offset in part by lower other operating (income) expense. In 1997, higher U.S. franchised margin dollars were offset by lower Company-operated margin dollars and higher selling, general and administrative expenses. Including Made For You costs and special charges, U.S. operating income decreased $167 million or 14% in 1998 and increased $67 million or 6% in 1997.

  Outside the U.S., operating income rose $135 million or 8% in 1998 and $118 million or 8% in 1997. In constant currencies, these increases were 12% in 1998 and 15% in 1997. This growth was driven by higher combined operating margin dollars resulting from expansion in both years and slightly positive comparable sales in 1998. In both years, weaker foreign currencies and higher selling, general and administrative expenses partly offset these increases. In 1998, the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen and Russian Ruble, as well as the Southeast Asian currencies, were the primary currencies negatively affecting results.

  Europe accounted for 41% and 36% of consolidated operating income in 1998 and 1997, respectively. Europe's operating income grew $133 million in 1998 compared with $54 million in 1997. Weaker currencies offset this region's operating income increase in 1998 by only 1% or $6 million, and by 9% or $82 million in 1997. Strong operating results in England, France, Germany, Italy and Spain drove the increase in operating income in 1998. The region's results were negatively affected by the difficult economic conditions in Russia, which are expected to continue in 1999. England, France and Germany accounted for 77% of Europe's operating income in both 1998 and 1997.

  Asia/Pacific's operating income declined $18 million in 1998 compared with an increase of $14 million in 1997. The decline in 1998 was primarily due to weaker foreign currencies. On a constant currency basis, Asia/Pacific's operating income would have increased $29 million in 1998 and $38 million in 1997. In 1998, Japan and Hong Kong had strong operating results despite the difficult economic conditions that were experienced by much of the region beginning in the latter part of 1997 and continuing throughout 1998. In addition, this segment benefited in both years from the financial reporting consolidation of several affiliate markets. Australia, Hong Kong, Japan and Taiwan contributed about 90% of Asia/ Pacific's operating income in both years.

  Latin America's operating income increased $18 million in 1998 and $53 million in 1997. Argentina, Brazil and Venezuela led this region's increase in 1998. Continued expansion and positive comparable sales drove improved results across this segment in 1998 and 1997. Brazil accounted for about 70% of Latin America's operating income in both years. The recent economic turmoil in Brazil is expected to negatively impact operating results in 1999. The Latin America segment represented 7% of consolidated operating income in 1998.

INTEREST EXPENSE

Higher average debt levels, partly offset by weaker foreign currencies and lower average interest rates, accounted for the 1998 and 1997 increases in interest expense.

--------------------------------------------------------------------------------

NONOPERATING (INCOME) EXPENSE

Nonoperating (income) expense includes miscellaneous income and expense items such as interest income and gains and losses related to other investments, financings and translation. Results in 1998 reflected translation losses compared with translation gains in 1997, while in 1997 interest income and translation gains were lower than in 1996.

PROVISION FOR INCOME TAXES

The effective income tax rate was 32.8% for 1998, compared with 31.8% for 1997 and 30.1% for 1996. A $50 million tax benefit resulting from certain international transactions was primarily responsible for the unusually low tax rate in 1996. The Company expects its 1999 effective income tax rate to be in the range of 32.5% to 33.5%.

  Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $516 million in 1998 and $451 million in 1997. Substantially all of the tax assets arose in the U.S. and other profitable markets, and a majority of them are expected to be realized in future U.S. income tax returns.

RESTAURANTS

McDonald's continues to focus on managing capital outlays more effectively through prudent and strategic expansion. In 1998, the Company added 1,668 restaurants Systemwide, compared with 2,110 in 1997 and 2,642 in 1996. In 1999, the Company expects to add about 1,750 restaurants, with a continued emphasis on traditional restaurants primarily in locations outside the U.S.

--------------------------------------------------------------------------------
                          1998       1997        1996       1995       1994
--------------------------------------------------------------------------------
U.S.                      12,472     12,380      12,094     11,368     10,238
Europe                     4,421      3,886       3,283      2,595      2,159
Asia/Pacific               5,055      4,456       3,633      2,735      2,168
Latin America              1,405      1,091         837        665        505
Other                      1,447      1,319       1,175      1,017        880
--------------------------------------------------------------------------------
Systemwide restaurants    24,800     23,132      21,022     18,380     15,950
================================================================================

  The U.S. net additions declined in 1998 and 1997, primarily due to the closing of low-volume satellite locations and a more stringent restaurant selection process.

  Asia/Pacific's percent of total restaurants has grown primarily due to Japan's significant expansion. Japan added 415 restaurants in 1998, 433 in 1997 and 522 in 1996, representing 25% of Systemwide restaurant additions in 1998 and about 20% in 1997 and 1996. Approximately 60% of Japan's restaurant additions in 1998 and 1997, and about 70% in 1996, were satellites. Therefore, these additions affected unit growth more than sales growth.

  At the end of 1998, 84% of Systemwide restaurants were in the major markets, compared with 85% in 1997. In 1998, 65% of restaurant additions were in these major markets, and we anticipate a similar percent for 1999. Longer term, markets like China, Italy and Mexico are expected to represent a growing proportion of restaurant additions.

  More than 75% of Company-operated restaurants and more than 85% of franchised restaurants were located in the major markets in 1998. Franchisees and affiliates operated 78% of restaurants at year-end 1998. That percentage has remained relatively constant over the past three years.

FINANCIAL POSITION AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

TOTAL ASSETS AND CAPITAL EXPENDITURES

Total assets grew $1.5 billion or 8% in 1998 and $856 million or 5% in 1997. In 1998 and 1997, about 80% of consolidated assets were located in our major markets excluding our affiliate in Japan. Net property and equipment rose $1.1 billion in 1998 and represented 81% of total assets at year end.

  Capital expenditures decreased $232 million or 11% in 1998 and decreased $264 million or 11% in 1997, reflecting fewer restaurant additions, the new building program in the U.S. in 1998 that gave owner/operators the option to own new restaurant facilities, and more leased sites, combined with weaker foreign currencies.

  U.S. capital expenditures declined $139 million or 24% in 1998 and declined $300 million or 34% in 1997, primarily due to a more selective expansion strategy and the new building program. About 70% of the qualifying new traditional restaurant buildings opened in 1998 are owned by owner/operators. In addition, the Company leased the land for over 90% of the new traditional restaurants opened in the U.S. in 1998. These programs saved the Company approximately $155 million in capital outlays in 1998.

  Capital expenditures outside the U.S. decreased $93 million or 6%, due to fewer restaurant additions and weaker foreign currencies in 1998. Capital expenditures outside the U.S. increased slightly in 1997.

  In 1998, 76% of capital expenditures was invested in markets outside the U.S., compared with 72% in 1997 and 63% in 1996. Approximately 70% was invested in our major markets excluding Japan in 1998, compared with 73% in 1997 and 78% in 1996.

--------------------------------------------------------------------------------
(In millions)             1998    1997    1996    1995    1994
--------------------------------------------------------------------------------
New restaurants        $ 1,357 $ 1,531 $ 1,799 $ 1,550 $ 1,181
Existing restaurants       398     433     350     355     211
Other properties           124     147     226     159     147
--------------------------------------------------------------------------------
Capital expenditures   $ 1,879 $ 2,111 $ 2,375 $ 2,064 $ 1,539
================================================================================
Total assets           $19,784 $18,242 $17,386 $15,415 $13,592
--------------------------------------------------------------------------------

   Expenditures for existing restaurants were made to achieve higher levels of customer satisfaction, including technology to improve service and food quality, and to enhance older facilities. Other properties primarily included expenditures for office buildings and related computer equipment and furnishings.

  The Company's expenditures for new restaurants in the U.S. were minimal as a result of the programs previously discussed. However, we continue to focus on the System's average development costs (land, building and equipment) to ensure an appropriate return on investment for the System.

--------------------------------------------------------------------------------

Average development costs for the U.S. System were $1.4 million in 1998 and $1.3 million in 1997. The increase was primarily due to the construction of larger facilities to support higher average sales volumes.

  Average development costs for traditional restaurants in our major markets outside the U.S., excluding Japan, were approximately $1.8 million in both 1998 and 1997. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs are managed through the use of right-sized restaurants, construction and design efficiencies, standardization and global sourcing. Average development costs for satellite restaurants located in Brazil, Canada and Japan, which comprise over 90% of all satellites outside the U.S., were approximately $200,000 in both years. The utilization of these small, often limited-menu restaurants has allowed expansion into areas that would otherwise not have been feasible.

  Including affiliates, total land ownership was 44% and 45% of total restaurant sites at year-end 1998 and 1997, respectively.

  Capital expenditures by affiliates, which were not included in consolidated amounts, were approximately $295 million in 1998, compared with $360 million in 1997. The decrease was primarily due to increased ownership in the Philippines, South Korea and Thailand, which converted them from affiliates to majority-owned subsidiaries in 1998, and to a lesser extent, weaker foreign currencies.

CASH PROVIDED BY OPERATIONS

The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Free cash flow (cash from operations less capital expenditures) grew to $887 million in 1998, compared with $331 million in 1997. Cash provided by operations was reduced by approximately $135 million of Made For You incentive payments made in 1998 and $110 million of U.S. franchisee security deposit refunds in 1997. Cash provided by operations, along with other sources of cash such as borrowings, was used for capital expenditures, share repurchase, dividends and debt repayments. The Company generated positive free cash flow in 1998 for the eighth consecutive year. This trend is expected to continue. In 1998, operations outside the U.S. generated positive free cash flow for the first time in our history, and this is expected to continue into the foreseeable future.

--------------------------------------------------------------------------------
(Dollars in millions)           1998     1997     1996     1995     1994
--------------------------------------------------------------------------------
Cash provided by operations    $2,766   $2,442   $2,461   $2,296   $1,926
Free cash flow                    887      331       86      232      387
Cash provided by operations
as a percent of capital
expenditures                      147%     116%     104%     111%     125%
Cash provided by operations
as a percent of average
total debt                         41       41       48       49       48
--------------------------------------------------------------------------------

  In addition to its free cash flow, the Company can meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company strategically maintains a relatively low current ratio--.52 at year-end 1998.

FINANCINGS AND MARKET RISK

The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. McDonald's strives to minimize these risks by financing with debt in the currencies in which assets are denominated and employing established policies and procedures to manage this exposure. See Summary of significant accounting policies on page 21 for additional information regarding our use of financial instruments and the impact of the new accounting standard on derivatives.

  The Company uses major capital markets and various techniques to meet its financing requirements and reduce interest expense. For example, currency exchange agreements in conjunction with borrowings help obtain desired currencies at attractive rates and maturities. Interest-rate exchange agreements effectively convert fixed-rate to floating-rate debt, or vice versa. The Company also manages the level of fixed-rate debt to take advantage of changes in interest rates.

  The Company uses foreign currency debt and derivatives to hedge intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. Total foreign-denominated debt, including the effects of currency exchange agreements, was $5.2 billion and $5.0 billion at year-end 1998 and 1997, respectively.

--------------------------------------------------------------------------------
(As a percent)                       1998   1997   1996   1995   1994
--------------------------------------------------------------------------------
Fixed-rate debt as a
percent of total debt                 67%    49%    68%    67%    64%
Weighted-average annual
interest rate of total debt          6.6    6.8    7.1    7.9    8.4
Foreign currency-denominated
debt as a percent of total debt       75     80     90     89     92
Total debt as a percent of total
capitalization (total debt and
total shareholders' equity)           43     42     39     38     39
--------------------------------------------------------------------------------

  Moody's and Standard & Poor's have rated McDonald's debt Aa2 and AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990 and currently rates it AA+. These strong ratings are important to the Company because of global development plans. The Company has not experienced, nor does it expect to experience, difficulty in obtaining financing or refinancing existing debt. At year-end 1998, the Company and its subsidiaries had $1.5 billion available under committed line of credit agreements, $1.0 billion under a Euro medium-term note program and $.9 billion under shelf registrations for future debt issuance.

  The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt; terminating exchange agreements; and using derivatives. Gains of approximately $24 million, related to the early termination of interest-

--------------------------------------------------------------------------------
rate exchange agreements in 1998, were deferred and are being amortized as an adjustment to interest expense over various periods through 2002. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. All exchange agreements are over-the-counter instruments.

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

 The Company's exposure is diversified among a broad basket of currencies. At year-end 1998 and 1997, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) were as follows:

--------------------------------------------------------------------------------
(In millions of U.S. Dollars)      December 31, 1998  1997
--------------------------------------------------------------------------------
Canadian Dollars                                $749  $ 528
Deutsche Marks                                   456     88
British Pounds Sterling                          447    590
Australian Dollars                               322    298
Brazilian Reais                                  302    281
French Francs                                    196    194
Austrian Schillings                              116     91
Japanese Yen                                     116     37
--------------------------------------------------------------------------------

  The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company's anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company's financial instruments, neither a one percentage point adverse change in interest rates from year-end 1998 levels nor a 10% adverse change in foreign currency rates from year-end 1998 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

TOTAL SHAREHOLDERS' EQUITY

Total shareholders' equity rose $613 million or 7% in 1998, and represented 48% of total assets at year end. Weaker foreign currencies decreased shareholders' equity by $52 million in 1998.

  The Company uses free cash flow and debt capacity to repurchase shares because we believe this enhances shareholder value. Over the past 10 years, the Company has invested $4.8 billion to buy back 306 million shares at an average price of approximately $16, while maintaining a strong equity base. At year-end 1998, the Company held 304 million shares in treasury with a market value of $11.7 billion.

  In September 1998, the Company announced plans to repurchase $3.5 billion of its common stock by year-end 2001. During the third quarter 1998, the Company completed its $2 billion, three-year share repurchase program begun in 1996. In 1998, the Company repurchased a total of 38 million shares for nearly $1.2 billion, $320 million of which related to the new $3.5 billion program. The Company uses common equity put options in connection with its share repurchase program. In 1998, the Company sold 7.3 million common equity put options, of which 1.0 million options were outstanding at December 31, 1998. These options expired unexercised in February 1999.

  Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchase. Accordingly, the common stock dividend yield is modest. However, the Company has paid 92 consecutive quarterly dividends on common stock through first quarter 1999 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs.

RETURNS

Operating income is used to compute return on average assets, while net income less preferred stock dividends (net of tax) is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

--------------------------------------------------------------------------------
(As a percent)                          1998   1997   1996   1995   1994
--------------------------------------------------------------------------------
Return on average assets/(1)/           16.4%  16.0%  16.8%  17.9%  17.6%
Return on average common
equity/(1)/                             19.5   19.0   19.5   19.9   19.4
--------------------------------------------------------------------------------

(1) Computed excluding Made For You costs and special charges. Including Made For You costs and special charges, return on average assets was 14.7% in 1998 and 16.3% in 1996; return on average common equity was 17.1% in 1998.

  The increases in the 1998 returns are due to strong operating results, enhanced by the Company's continued focus on more efficient capital deployment. This included the closing of a number of low-volume satellite restaurants, a more stringent site selection process, the new building program in the U.S. and the use of free cash flow for share repurchase.

OTHER MATTERS
--------------------------------------------------------------------------------
EFFECTS OF CHANGING PRICES--INFLATION

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust prices, cost controls and substantial property holdings--many of which are at fixed costs and partly financed by debt made cheaper by inflation. In hyperinflationary markets, menu board prices are typically adjusted to keep pace with inflation, mitigating the effect on reported results.

YEAR 2000

The Company has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the Year 2000. Substantially all necessary modifications and testing of the Company's significant systems have been completed. The last necessary replacement of a significant system is expected to be completed in third quarter 1999.

  In addition, the Company has determined the extent to which its operations may be affected by the compliance efforts of its significant suppliers and is taking the necessary steps to minimize potential problems. The Company has implemented a Systemwide supply chain compliance monitoring program, which encompasses supplier risk assessment and compliance validation for significant suppliers.

  Management does not expect Year 2000 issues relating to internal systems and suppliers to pose significant operational or financial difficulties for the Company; however, in the unlikely event McDonald's or a significant number of its key suppliers are unable to resolve an issue in a timely manner, such matters could have a material impact on the Company's results of operations. In addition, failures related to Year 2000 issues by providers of infrastructure services could have a material adverse effect on results of operations. Contingency plans are being developed, to the extent feasible, to address unexpected Year 2000 issues that might arise either internally, within the supply chain or by infrastructure service providers. These plans are expected to be completed well before the end of 1999.

  Modification and testing costs are expensed as incurred, while the costs of new systems are capitalized. The Company expects its total costs related to modification and testing as well as costs associated with supply chain risk assessment and contingency planning to be less than $35 million, of which approximately $23 million was incurred through December 31, 1998. In addition, the Company expects to capitalize approximately $55 million of costs for ongoing development of significant new systems that are replacing non-Year 2000 compliant systems. About $40 million of these costs were capitalized at Decem-ber 31, 1998. The total Year 2000 costs have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

  All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

EURO CONVERSION

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers. In addition, as the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to minimize its foreign currency risks, certain of these financial instruments will be redenominated into Euros.

  The Company has restaurants located in all member countries and has been preparing for the introduction of the Euro for the past several years. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments and revising processes for preparing accounting and taxation records. Based on the work to date, the Company does not believe the Euro conversion will have a significant impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives, advertising and promotional efforts, Year 2000 compliance efforts and Euro conversion efforts, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and governmental regulation; and accounting policies and practices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, pages 13 and 14 of this Form 10-K.

--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                Page
                                                                                                                           reference
------------------------------------------------------------------------------------------------------------------------------------
Consolidated statement of income for each of the three years in the period ended December 31, 1998                                17
Consolidated balance sheet at December 31, 1998 and 1997                                                                          18
Consolidated statement of cash flows for each of the three years in the period ended December 31, 1998                            19
Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1998                  20
Notes to consolidated financial statements (Financial comments)                                                                21-28
Quarterly results (unaudited)                                                                                                     29
Management's report                                                                                                               30
Audit Committee's report                                                                                                          30
Report of independent auditors                                                                                                    30
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                 CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                          Years ended December 31, 1998      1997        1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                                             $ 8,894.9   $ 8,136.5   $ 7,570.7
Revenues from franchised and affiliated restaurants                                                 3,526.5     3,272.3     3,115.8
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL REVENUES                                                                         12,421.4    11,408.8    10,686.5
------------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants
  Food and packaging                                                                                2,997.4     2,772.6     2,546.6
  Payroll and employee benefits                                                                     2,220.3     2,025.1     1,909.8
  Occupancy and other operating expenses                                                            2,043.9     1,851.9     1,706.8
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    7,261.6     6,649.6     6,163.2
------------------------------------------------------------------------------------------------------------------------------------
Franchised restaurants--occupancy expenses                                                            678.0       613.9       570.1
Selling, general and administrative expenses                                                        1,458.5     1,450.5     1,366.4
Made For You costs                                                                                    161.6
Special charges                                                                                       160.0                    72.0
Other operating (income) expense                                                                      (60.2)     (113.5)     (117.8)
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL OPERATING COSTS AND EXPENSES                                                      9,659.5     8,600.5     8,053.9
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                    2,761.9     2,808.3     2,632.6
------------------------------------------------------------------------------------------------------------------------------------
Interest expense--net of capitalized interest of $17.9, $22.7 and $22.2                               413.8       364.4       342.5
Nonoperating (income) expense                                                                          40.7        36.6        39.1
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                            2,307.4     2,407.3     2,251.0
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                            757.3       764.8       678.4
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                        $ 1,550.1   $ 1,642.5   $ 1,572.6
====================================================================================================================================
NET INCOME PER COMMON SHARE                                                                       $    1.14   $    1.17   $    1.11
NET INCOME PER COMMON SHARE--DILUTED                                                                   1.10        1.15        1.08
------------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                                                        $     .18   $     .16   $     .15
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES                                                                             1,365.3     1,378.7     1,396.4
WEIGHTED-AVERAGE SHARES--DILUTED                                                                    1,405.7     1,410.2     1,433.3
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Financial Comments are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                                                    CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                             December 31, 1998                1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                     $   299.2            $   341.4
Accounts and notes receivable                                                                609.4                483.5
Inventories, at cost, not in excess of market                                                 77.3                 70.5
Prepaid expenses and other current assets                                                    323.5                246.9
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                           1,309.4              1,142.3
------------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Notes receivable due after one year                                                           67.9                 67.0
Investments in and advances to affiliates                                                    854.1                634.8
Intangible assets--net                                                                       973.1                827.5
Miscellaneous                                                                                538.3                608.5
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL OTHER ASSETS                                                             2,433.4              2,137.8
------------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                           21,758.0             20,088.2
Accumulated depreciation and amortization                                                 (5,716.4)            (5,126.8)
------------------------------------------------------------------------------------------------------------------------------------
            NET PROPERTY AND EQUIPMENT                                                    16,041.6             14,961.4
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $19,784.4            $18,241.5
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                            $   686.8            $ 1,293.8
Accounts payable                                                                             621.3                650.6
Income taxes                                                                                  94.2                 52.5
Other taxes                                                                                  143.5                148.5
Accrued interest                                                                             132.3                107.1
Other accrued liabilities                                                                    651.0                396.4
Current maturities of long-term debt                                                         168.0                335.6
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT LIABILITIES                                                      2,497.1              2,984.5
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                             6,188.6              4,834.1
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                           492.6                427.5
DEFERRED INCOME TAXES                                                                      1,081.9              1,063.5
COMMON EQUITY PUT OPTIONS                                                                     59.5                 80.3
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized--165.0 million shares; issued--none
Common stock, $.01 par value; authorized--3.5 billion shares; issued--1,660.6 million         16.6                 16.6
Additional paid-in capital                                                                   989.2                690.9
Guarantee of ESOP Notes                                                                     (148.7)              (171.3)
Retained earnings                                                                         13,879.6             12,569.0
Accumulated other comprehensive income                                                      (522.5)              (470.5)
Common stock in treasury, at cost; 304.4 and 289.2 million shares                         (4,749.5)            (3,783.1)
------------------------------------------------------------------------------------------------------------------------------------
            TOTAL SHAREHOLDERS' EQUITY                                                     9,464.7              8,851.6
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $19,784.4            $18,241.5
====================================================================================================================================

The accompanying Financial Comments are an integral part of the consolidated financial statements.

                                               CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                          Years ended December 31, 1998      1997        1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $ 1,550.1   $ 1,642.5   $ 1,572.6
Adjustments to reconcile to cash provided by operations
 Depreciation and amortization                                                                 881.1       793.8       742.9
 Deferred income taxes                                                                          35.4        (1.1)       32.9
 Changes in operating working capital items
     Accounts receivable                                                                       (29.9)      (57.6)      (77.5)
     Inventories, prepaid expenses and other current assets                                    (18.1)      (34.5)      (18.7)
     Accounts payable                                                                          (12.7)       52.8        44.5
     Taxes and other liabilities                                                               337.5       221.9       121.4
Refund of U.S. franchisee security deposits                                                               (109.6)
Other                                                                                           22.9       (65.9)       42.9
------------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                                                             2,766.3     2,442.3     2,461.0
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                                         (1,879.3)   (2,111.2)   (2,375.3)
Purchases of restaurant businesses                                                            (118.4)     (113.6)     (137.7)
Sales of restaurant businesses                                                                 149.0       149.5       198.8
Property sales                                                                                  42.5        26.9        35.5
Other                                                                                         (142.0)     (168.8)     (291.6)
------------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                                     (1,948.2)   (2,217.2)   (2,570.3)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings (repayments)                                                        (604.2)    1,097.4       228.8
Long-term financing issuances                                                                1,461.5     1,037.9     1,391.8
Long-term financing repayments                                                                (594.9)   (1,133.8)     (841.3)
Treasury stock purchases                                                                    (1,089.8)     (755.1)     (599.9)
Common and preferred stock dividends                                                          (240.5)     (247.7)     (232.0)
Series E preferred stock redemption                                                                       (358.0)
Other                                                                                          207.6       145.7       157.0
------------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                         (860.3)     (213.6)      104.4
------------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                                       (42.2)       11.5        (4.9)
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of year                                                      341.4       329.9       334.8
------------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF YEAR                                                        $   299.2   $   341.4   $   329.9
====================================================================================================================================
  Supplemental cash flow disclosures
  Interest paid                                                                            $   406.5   $   401.7   $   369.0
  Income taxes paid                                                                        $   545.9   $   650.8   $   558.1
------------------------------------------------------------------------------------------------------------------------------------

The accompanying Financial Comments are an integral part of the consolidated financial statements.

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                    Common                                         Accumulated
(In millions, except per            Preferred    stock issued    Additional  Guarantee                other        Common Stock
                                     stock      ---------------    paid-in   of ESOP    Retained  comprehensive      in treasury
 share data)                         issued*    Shares   Amount   capital      Notes    Earnings      income      Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995        $ 358.0     1,660.6  $184.6  $295.1     $(214.2)   $9,831.3   $ (87.1)       $(261.2) $(2,506.4)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              1,572.6
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $50.6)                                                                          (88.0)
-----------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------
Common stock cash
dividends ($.15 per share)                                                               (203.3)
-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock cash
dividends ($1.93 per Series E
depositary share)                                                                         (27.6)
-----------------------------------------------------------------------------------------------------------------------------------
Conversion to $.01 par
value stock                                              (168.0)  168.0
-----------------------------------------------------------------------------------------------------------------------------------
ESOP Notes payment                                                             20.2
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock acquisitions                                                                                        (25.8)    (604.8)
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises
and other (including tax benefits of
$86.4)                                                            102.8         0.8                                 15.6       84.2
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          358.0     1,660.6    16.6   565.9      (193.2)   11,173.0    (175.1)        (271.4)  (3,027.0)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              1,642.5
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $104.0)                                                                        (295.4)
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Common stock cash
dividends ($.16 per share)                                                               (221.2)
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock cash
dividends ($1.93 per Series E
depositary share)                                                                         (25.3)
------------------------------------------------------------------------------------------------------------------------------------
ESOP Notes payment                                                             21.4
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock acquisitions                                                                                        (32.4)    (765.0)
------------------------------------------------------------------------------------------------------------------------------------
Common equity put options issuance                                                                                           (80.3)
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock redemption           (358.0)
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises
and other (including tax benefits of
$79.2)                                                            125.0         0.5                                 14.6       89.2
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997            0.0     1,660.6    16.6   690.9      (171.3)   12,569.0    (470.5)        (289.2)  (3,783.1)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              1,550.1
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including tax benefits of
 $84.2)                                                                                             (52.0)
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Common stock cash
dividends ($.18 per share)                                                               (239.5)
------------------------------------------------------------------------------------------------------------------------------------
ESOP Notes payment                                                             22.5
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock acquisitions                                                                                        (38.0)  (1,161.9)
------------------------------------------------------------------------------------------------------------------------------------
Common equity put options
issuance and expiration, net                                                                                                   20.8
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises
and other (including tax benefits of
$154.0)                                                           298.3         0.1                                 22.8      174.7
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        $   0.0     1,660.6   $16.6  $989.2     $(148.7)  $13,879.6  $ (522.5)        (304.4) $(4,749.5)
====================================================================================================================================

                                         Total
                                      shareholders'
                                        equity
-----------------------------------------------------------------------
Balance at December 31, 1995           $ 7,861.3
-----------------------------------------------------------------------
Net income                               1,572.6
-----------------------------------------------------------------------
Translation adjustments
(including taxes of $50.6)                 (88.0)
-----------------------------------------------------------------------
     Comprehensive income                1,484.6
-----------------------------------------------------------------------
Common stock cash
dividends ($.15 per share)                (203.3)
-----------------------------------------------------------------------
Preferred stock cash
dividends ($1.93 per Series E
depositary share)                          (27.6)
-----------------------------------------------------------------------
Conversion to $.01 par
value stock
-----------------------------------------------------------------------
ESOP Notes payment                          20.2
-----------------------------------------------------------------------
Treasury stock acquisitions               (604.8)
-----------------------------------------------------------------------
Stock option exercises
and other (including tax benefits
of $86.4)                                  187.8
-----------------------------------------------------------------------
Balance at December 31,  1996            8,718.2
-----------------------------------------------------------------------
Net income                               1,642.5
-----------------------------------------------------------------------
Translation adjustments
(including taxes of $104.0)               (295.4)
-----------------------------------------------------------------------
     Comprehensive income                1,347.1
-----------------------------------------------------------------------
Common stock cash
dividends ($.16 per share)                (221.2)
-----------------------------------------------------------------------
Preferred stock cash
dividends ($1.93 per Series E
depositary share)                          (25.3)
-----------------------------------------------------------------------
ESOP Notes payment                          21.4
-----------------------------------------------------------------------
Treasury stock acquisitions               (765.0)
-----------------------------------------------------------------------
Common equity put options
issuance                                   (80.3)
-----------------------------------------------------------------------
Preferred stock redemption                (358.0)
-----------------------------------------------------------------------
Stock option exercises and
other (including tax benefits
of $79.2)                                 214.7
-----------------------------------------------------------------------
Balance at December 31, 1997             8,851.6
-----------------------------------------------------------------------
Net income                               1,550.1
-----------------------------------------------------------------------
Translation adjustments (in-
cluding tax benefits of $84.2)            (52.0)
-----------------------------------------------------------------------
     Comprehensive income                1,498.1
-----------------------------------------------------------------------
Common stock cash
dividends ($.18 per share)                (239.5)
-----------------------------------------------------------------------
ESOP Notes payment                          22.5
-----------------------------------------------------------------------
Treasury stock acquisitions             (1,161.9)
-----------------------------------------------------------------------
Common equity put options
issuance and expiration, net                20.8
-----------------------------------------------------------------------
Stock option exercises
and other (including tax benefits of
$154.0)                                    473.1
-----------------------------------------------------------------------
Balance at December 31, 1998           $ 9,464.7
=======================================================================

* At December 31, 1996 and 1995, 7.2 thousand shares were outstanding. These shares were redeemed in 1997.

  The accompanying Financial Comments are an integral part of the consolidated financial statements.

                              FINANCIAL COMMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

ADVERTISING COSTS

Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general and administrative expenses were (in millions): 1998-$486.3; 1997-$548.7; 1996-$503.3.

STOCK-BASED COMPENSATION

The Company accounts for stock options as prescribed by APB Opinion No. 25 and includes pro forma information in the Stock options footnote, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings-up to 40 years; leasehold improvements-lesser of useful lives of assets or lease terms including option periods; and equipment-three to 12 years.

INTANGIBLE ASSETS

Intangible assets, primarily franchise rights reacquired from franchisees and affiliates, are amortized using the straight-line method over an average life of about 30 years.

FINANCIAL INSTRUMENTS

The Company uses derivatives to manage risk, not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of either long-term investments in or intercompany loans to foreign subsidiaries and affiliates. Foreign currency translation adjustments from gains and losses on hedges of long-term investments are recorded in shareholders' equity as other comprehensive income. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating (income) expense.

  Interest-rate exchange agreements are designated and effective to modify the Company's interest-rate exposures. Net interest is accrued as either interest receivable or payable with the offset recorded in interest expense. Gains or losses from the early termination of interest-rate exchange agreements are amortized as an adjustment to interest expense over the shorter of the remaining life of the interest-rate agreement or the underlying debt being hedged.

 The Company purchases foreign currency options (with little or no initial intrinsic value) that are effective as hedges of anticipated foreign currency royalty and other payments received in the U.S. The premiums paid for these options are amortized over the option life and are recorded as nonoperating expense. Any realized gains on exercised options are deferred and recognized in the period in which the related royalty or other payment is received.

  Forward foreign exchange contracts are also used to mitigate exposure on foreign currency royalty and other payments received from affiliates and subsidiaries. These contracts are marked to market with the resulting gains or losses recorded in nonoperating (income) expense. In addition, forward foreign exchange contracts are used to hedge long-term investments in foreign subsidiaries and affiliates. These contracts are marked to market with the resulting gains or losses recorded in shareholders' equity as other comprehensive income.

  If a hedged item matures or is extinguished, or if a hedged anticipated royalty or other payment is no longer probable, the associated derivative is marked to market with the resulting gain or loss recognized immediately. The derivative is then redesignated as a hedge of another item or terminated.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2000. Management does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.


--------------------------------------------------------------------------------

PER COMMON SHARE INFORMATION

Income used in the computation of per common share information was reduced by preferred stock cash dividends (net of applicable tax benefits) of $25.3 million in 1997 and $27.6 million in 1996. The Company retired its remaining Series E Preferred Stock in December 1997. Diluted net income per common share includes the dilutive effect of stock options.

  On January 26, 1999, the Board of Directors declared a two-for-one stock split of the Company's common stock, effected in the form of a stock dividend paid on March 5, 1999. As a result of this action, 830.3 million shares were issued to shareholders of record as of February 12, 1999. Par value of the stock remains at $.01 per share and accordingly, $8.3 million were transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

OTHER OPERATING (INCOME) EXPENSE
-----------------------------------------------------------------------------------------------
(In millions)                                               1998         1997         1996
-----------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                   $ (60.7)     $ (59.0)     $ (85.2)
Equity in earnings of unconsolidated affiliates             (88.7)       (72.8)       (76.8)
Net losses from property dispositions                        71.1         29.1         41.1
Other                                                        18.1        (10.8)         3.1
-----------------------------------------------------------------------------------------------
Other operating (income) expense                          $ (60.2)     $(113.5)     $(117.8)
===============================================================================================
Made For You costs                                        $ 161.6
Special charges                                           $ 160.0                   $  72.0
-----------------------------------------------------------------------------------------------

OTHER OPERATING (INCOME) EXPENSE

Net losses from property dispositions in 1996 included $16.0 million for certain restaurant sites in Mexico, upon the adoption of SFAS No. 121, and in 1998 reflected an increased number of restaurant closings.

MADE FOR YOU COSTS

In 1998, the Company announced the introduction of Made For You, a new food preparation system that is expected to be installed in virtually all restaurants in the U.S. and Canada by the end of 1999. As part of the plan to introduce this system, the Company is providing financial incentives of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company also is making additional payments in special cases where the conversion to Made For You is more extensive.

In 1998, the Company incurred $161.6 million in Made For You costs, which primarily consisted of nonrefundable incentive payments made to owner/operators as well as accelerated depreciation on equipment being replaced in Company-operated restaurants.

SPECIAL CHARGES

In second quarter 1998, the Company recorded a $160.0 million pre-tax special charge related to the Company's home office productivity initiative. This initiative is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result, the Company is reducing home office staffing by approximately 525 positions, consolidating certain home office facilities and reducing other expenditures in a variety of areas. The special charge was comprised of $85.8 million of employee severance and outplacement costs, $40.8 million of lease cancellation and other facilities-related costs, $18.3 million of costs for the write-off of capitalized technology made obsolete as a result of the productivity initiative, and $15.1 million of other cash payments made in 1998. Employee severance is paid in semi-monthly installments over a period of up to one year after termination.

  As of December 31, 1998, the Company had reduced home office staffing by approximately 400 positions and expects the remaining positions to be eliminated by year-end 1999. The remaining accrual, primarily related to employee severance, was approximately $105 million at December 31, 1998 and is included in Other accrued liabilities in the Consolidated Balance Sheet. No significant adjustments have been made to the original plan approved by management in second quarter 1998.

  In 1996, the Company recorded a $72.0 million pre-tax special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs by closing certain low-volume U.S. satellite restaurants, outsourcing excess property management and implementing other cost efficiencies. The actions required by this plan were completed in 1997 and resulted in no significant adjustments to the original cost estimate.

FRANCHISE ARRANGEMENTS
-----------------------------------------------------------------------------
Franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent, service fees and royalties to the Company, based upon a percentage of sales with minimum rent payments. Franchisees are granted the right to operate a McDonald's restaurant using the McDonald's system as well as the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Beginning in 1998, franchisees in the U.S. generally have the option to own new restaurant facilities while leasing the land from McDonald's. In addition, franchisees outside the U.S. pay a refundable, noninterest-bearing security deposit. The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

------------------------------------------------------------------------------
(In millions)                           1998          1997       1996
------------------------------------------------------------------------------
Minimum rents                      $ 1,440.9      $1,369.7  $ 1,350.7
Percent rent and service fees        2,026.9       1,836.3    1,689.7
Initial fees                            58.7          66.3       75.4
------------------------------------------------------------------------------
Revenues from franchised
and affiliated restaurants         $ 3,526.5      $3,272.3  $ 3,115.8
==============================================================================

  Future minimum rent payments due to the Company under franchise arrangements are:

------------------------------------------------------------------------------
(In millions)                    Owned sites  Leased sites      Total
------------------------------------------------------------------------------
1999                               $   905.0      $  670.6  $ 1,575.6
2000                                   887.8         660.3    1,548.1
2001                                   872.2         651.6    1,523.8
2002                                   854.1         638.0    1,492.1
2003                                   835.8         625.4    1,461.2
Thereafter                           7,412.1       5,774.0   13,186.1
-------------------------------------------------------------------------------
Total minimum payments             $11,767.0      $9,019.9  $20,786.9
===============================================================================

   At December 31, 1998, net property and equipment under franchise arrangements totaled $8.7 billion (including land of $2.6 billion) after deducting accumulated depreciation and amortization of $2.9 billion.

SEGMENT AND GEOGRAPHIC INFORMATION
------------------------------------------------------------------------------
  The Company operates exclusively in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. The Company's reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company's share of operating results of affiliates after interest expense. These amounts are also after income taxes for affiliates outside the U.S. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 1998-$526.0; 1997-$470.6; 1996-$419.0.

 The corporate component of operating income represents corporate selling, general and administrative expenses. Corporate assets include corporate cash, investments, asset portions of financing instruments, deferred tax assets and certain intangibles.

 The Other segment includes Canada, Africa and the Middle East.


-------------------------------------------------------------------------------
(In millions)                      1998               1997            1996
--------------------------------------------------------------------------------
U.S.                          $ 4,868.1          $ 4,602.7        $4,590.3
Europe                          4,466.7            3,931.5         3,613.8
Asia/Pacific                    1,633.2            1,522.8         1,272.8
Latin America                     814.7              709.2           595.7
Other                             638.7              642.6           613.9
-------------------------------------------------------------------------------
Total revenues                $12,421.4          $11,408.8       $10,686.5
===============================================================================
U.S.                          $   432.3          $   404.0       $   396.0
Europe                            268.0              229.2           213.4
Asia/Pacific                       97.3               82.8            66.4
Latin America                      42.9               35.4            29.1
Other                              40.6               42.4            38.0
-------------------------------------------------------------------------------
Total depreciation and
amortization                  $   881.1          $   793.8        $  742.9
===============================================================================
U.S.                          $ 1,043.9/(1)/      $1,210.8        $1,144.0/(2)/
Europe                        $ 1,139.8            1,007.2           953.8
Asia/Pacific                      351.4              369.1           355.1
Latin America                     184.7              166.5           113.7
Other                             118.2              116.3           118.0
Corporate                         (76.1)             (61.6)          (52.0)
-------------------------------------------------------------------------------
Total operating income        $ 2,761.9/(1)/      $2,808.3        $2,632.6/(2)/
==============================================================================
U.S.                          $ 7,795.4           $7,753.4        $7,553.5
Europe                          6,932.1            6,005.4         5,925.3
Asia/Pacific                    2,659.7            2,125.6         2,111.8
Latin America                   1,339.6            1,177.8           900.3
Other                             678.7              661.6           622.8
Corporate                         378.9              517.7           272.3
------------------------------------------------------------------------------
Total assets                 $ 19,784.4          $18,241.5       $17,386.0
==============================================================================
U.S.                         $    445.5          $   584.0       $   882.9
Europe                            870.2              929.5           945.8
Asia/Pacific                      224.0              277.3           283.1
Latin America                     236.8              227.9           172.5
Other                             102.8               92.5            91.0
-------------------------------------------------------------------------------
Total capital expenditures   $  1,879.3          $ 2,111.2       $ 2,375.3
===============================================================================

(1) Includes $161.6 million of Made For You costs and $160.0 million special charge related to the home office productivity initiative.

(2) Includes $72.0 million special charge related primarily to plans to strengthen the U.S. business and reduce ongoing costs.

Total long-lived assets, primarily property and equipment and intangibles, were (in millions): Consolidated 1998-$18,244.4; 1997-$16,706.1; 1996-$16,069.8. U.S.
1998-$7,533.2; 1997-$7,530.7; 1996-$7,234.3.

INCOME TAXES
-------------------------------------------------------------------------------
Income before provision for income taxes, classified by source of income, was as follows:
-------------------------------------------------------------------------------
(In millions)                                  1998      1997      1996
------------------------------------------------------------------------------
U.S. and Corporate                         $  804.3  $1,004.6  $  933.9
Outside the U.S.                            1,503.1   1,402.7   1,317.1
------------------------------------------------------------------------------
Income before provision for income taxes   $2,307.4  $2,407.3  $2,251.0
==============================================================================

  The provision for income taxes, classified by the timing and location of payment, was as follows:

-------------------------------------------------------------------------------
(In millions)                             1998         1997         1996
-------------------------------------------------------------------------------
U.S. federal                             $267.8       $336.3       $260.0
U.S. state                                 71.4         66.0         49.4
Outside the U.S.                          382.7        363.6        336.1
-------------------------------------------------------------------------------
   Current tax provision                  721.9        765.9        645.5
-------------------------------------------------------------------------------
U.S. federal                               32.8          2.5        (13.2)
U.S. state                                 (6.9)        13.5          1.6
Outside the U.S.                            9.5        (17.1)        44.5
-------------------------------------------------------------------------------
   Deferred tax provision (benefit)        35.4         (1.1)        32.9
-------------------------------------------------------------------------------
Provision for income taxes               $757.3       $764.8       $678.4
===============================================================================

   Net deferred tax liabilities consisted of:

-------------------------------------------------------------------------------
(In millions)                         December 31, 1998       1997
-------------------------------------------------------------------------------
Property and equipment basis differences       $1,121.5   $1,033.1
Other                                             355.2      426.0
-------------------------------------------------------------------------------
   Total deferred tax liabilities               1,476.7    1,459.1
-------------------------------------------------------------------------------
Deferred tax assets before
valuation allowance/(1)/                         (561.8)    (493.1)
Valuation allowance                                45.5       41.7
-------------------------------------------------------------------------------
Net deferred tax liabilities/(2)/              $  960.4   $1,007.7
===============================================================================

(1) Includes tax effects of loss carryforwards (in millions): 1998-$67.1; 1997- $51.9 and foreign tax credit carryforwards: 1998-$38.5; 1997-$109.9.

(2) Net of current tax assets included in Prepaid expenses and other current assets in the Consolidated Balance Sheet (in millions):1998-$121.5; 1997- $55.8.

    The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

-------------------------------------------------------------------------------
                                                  1998    1997      1996
-------------------------------------------------------------------------------
Statutory U.S. federal income tax rate            35.0%   35.0%     35.0%
State income taxes, net of related federal
income tax benefit                                 1.8     2.1       1.5
Benefits and taxes related to foreign operations  (3.3)   (5.2)     (6.8)
Other-net                                          (.7)    (.1)       .4
-------------------------------------------------------------------------------
Effective income tax rates                        32.8%   31.8%     30.1%
===============================================================================

  Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $2.2 billion at December 31, 1998, and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable, since such liability, if any, is dependent on circumstances existing if and when remittance occurs.

DEBT FINANCING
-------------------------------------------------------------------------------
LINE OF CREDIT AGREEMENTS

The Company has several line of credit agreements with various banks: a $975.0 million line expiring on February 27, 2003, with fees of .06% per annum on the total commitment; a $25.0 million line with a renewable term of 364 days and fees of .07% per annum on the total commitment; and a $500.0 million short-term line expiring in the first half of 1999 with fees of .04% per annum on the total commitment. All agreements remained unused at December 31, 1998. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $452.4 million at December 31, 1998; these were principally short-term and denominated in various currencies at local market rates of interest. The weighted-average interest rate of short-term borrowings, composed of commercial paper and foreign currency bank line borrowings, was 6.2% at December 31, 1998 and 1997.

EXCHANGE AGREEMENTS

The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements expire through 2008 and relate primarily to the exchange of Deutsche Marks, French Francs, Japanese Yen and British Pounds Sterling. The notional principal is equal to the amount of foreign currency or U.S. Dollar principal exchanged at maturity and is used to calculate interest payments that are exchanged over the life of the transaction. The Company has also entered into interest-rate exchange agreements that expire through 2011 and relate primarily to U.S. Dollars, British Pounds Sterling and Dutch Guilders. The net value of each exchange agreement based on its current spot rate was classified as an asset or liability. Net interest is accrued as either interest receivable or payable, with the offset recorded in interest expense.

  The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have significant exposure to any individual counterparty and has entered into master agreements that contain netting arrangements. The Company's current policy regarding agreements with certain counterparties is to require collateral in the event credit ratings fall below A- or in the event that aggregate exposures exceed limits as defined by contract. At December 31, 1998, no collateral was required of counterparties, nor was the Company required to collateralize any of its obligations.

  At December 31, 1998, the Company had purchased foreign currency options outstanding (primarily Deutsche Marks, British Pounds Sterling and French Francs) with a notional amount equivalent to U.S. $115.8 million. The unamortized premium related to these currency options was $2.0 million and there were no related deferred gains recorded as of year end. Forward foreign exchange contracts outstanding at December 31, 1998 (primarily British Pounds Sterling, Hong Kong Dollars and Italian Lira) had a U.S. Dollar equivalent of $1,037.9 million.

GUARANTEES

The Company has guaranteed and included in total debt at December 31, 1998, $102.9 million of 7.2% ESOP Notes Series A and $56.8 million of 7.1% ESOP Notes Series B issued by the Leveraged Employee Stock Ownership Plan with payments through 2004 and 2006, respectively. The Company has agreed to repurchase the notes upon the occurrence of certain events. The Company also has guaranteed certain affiliate loans totaling $285.3 million at December 31, 1998.


FAIR VALUES
-------------------------------------------------------------------------------
                                                      December 31, 1998
(In millions)                               Carrying amount  Fair value
-------------------------------------------------------------------------------
Liabilities
   Debt                                           $6,249.7    $6,581.8
   Notes payable                                     686.8       686.8
   Foreign currency exchange agreements/(1)/         106.9       120.1
   Interest-rate exchange agreements/(2)/                         20.8
-------------------------------------------------------------------------------
       Total liabilities                           7,043.4     7,409.5
-------------------------------------------------------------------------------
 Assets
   Foreign currency exchange agreements/(1)/         113.4        40.6
--------------------------------------------------------------------------------
Net debt                                          $6,930.0    $7,368.9
================================================================================

(1) Combined notional amount equivalent to U.S. $2.9 billion.

(2) Notional amount equivalent to U.S. $1.7 billion.

The carrying amounts for cash and equivalents, notes receivable, purchased foreign currency options and forward foreign exchange contracts approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.

  The fair value of the debt, notes payable obligations (excluding capital leases) and the currency and interest-rate exchange agreements were estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of total assets was substantially higher than their carrying value at December 31, 1998.

DEBT OBLIGATIONS

The Company has incurred debt obligations through public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes these debt obligations, including the effects of currency and interest-rate exchange agreements.

DEBT OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                Interest rates/(1)/    Amounts outstanding          Aggregate maturities by
                                                        December 31            December 31          currency for 1998 balances
(In millions of U.S.          Maturity          -------------------   --------------------      -----------------------------------
 Dollars)                      dates             1998         1997      1998          1997       1999      2000      2001     2002
-----------------------------------------------------------------------------------------------------------------------------------
Fixed-original issue/(2)/                        6.9%         7.2%    $3,452.6      $2,487.6
Fixed-converted via
exchange agreements/(3)/                         6.3          6.1     (2,072.7)     (1,869.7)
Floating                                         5.3          5.6        357.2         646.5
------------------------------------------------------------------------------------------------------------------------------------
   Total U.S. Dollars        1999-2037                                 1,737.1       1,264.4    $ 235.5  $(210.5)  $(302.5)  $(61.8)
------------------------------------------------------------------------------------------------------------------------------------
Fixed                                            6.2          7.2      1,771.6       1,107.7
Floating                                         4.0          4.3        849.9       1,422.1
------------------------------------------------------------------------------------------------------------------------------------
   Total Euro-based
   currencies                1999-2007                                 2,621.5       2,529.8      606.3    467.8     342.1    267.1
------------------------------------------------------------------------------------------------------------------------------------
Fixed                                            7.7          9.2        529.4         541.2
Floating                                         5.6          6.5        212.3         255.3
-----------------------------------------------------------------------------------------------------------------------------------
   Total British Pounds
   Sterling                  1999-2008                                   741.7         796.5      129.4     91.2               24.9
-----------------------------------------------------------------------------------------------------------------------------------
Fixed                                            7.9          7.8        157.4         120.3
Floating                                         2.1          6.0        137.9         107.1
-----------------------------------------------------------------------------------------------------------------------------------
   Total other
   European
   currencies/(4)/           1999-2003                                   295.3         227.4      165.2     76.0      15.6
------------------------------------------------------------------------------------------------------------------------------------
Fixed                                            3.8          3.9        387.5         343.6
Floating                                         0.5          0.6        322.5         203.0
------------------------------------------------------------------------------------------------------------------------------------
   Total Japanese Yen        1999-2023                                   710.0         546.6       53.0     88.4     159.0     79.5
-----------------------------------------------------------------------------------------------------------------------------------
Fixed                                            8.8          9.1        393.2         286.5
Floating                                         6.8          7.8        337.6         344.5
-----------------------------------------------------------------------------------------------------------------------------------
   Total other
   Asia/Pacific
   currencies/(5)/           1999-2008                                   730.8         631.0      582.1     20.1      23.9     25.9
-----------------------------------------------------------------------------------------------------------------------------------
Fixed                                            7.4          9.5          9.3          11.5
Floating                                         8.9          4.6         84.3         220.3
-----------------------------------------------------------------------------------------------------------------------------------
   Total other currencies    1999-2021                                    93.6         231.8       19.5     65.8       0.5      0.4
-----------------------------------------------------------------------------------------------------------------------------------
Debt obligations including the
net effects of currency and interest-rate
exchange agreements                                                    6,930.0       6,227.5    1,791.0    598.8     238.6    336.0
-----------------------------------------------------------------------------------------------------------------------------------
Short-term obligations
supported by long-term
line of credit agreement                                                                         (975.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net asset positions of currency exchange
agreements (included in miscellaneous
other assets)                                                            113.4         236.0       38.8     11.0      22.1     10.6
-----------------------------------------------------------------------------------------------------------------------------------

Total debt obligations                                               $ 7,043.4     $ 6,463.5    $ 854.8  $ 609.8    $260.7   $346.6
===================================================================================================================================


-----------------------------------------------------------------------------
(In millions of U.S. Dollars)            2003          Thereafter
-----------------------------------------------------------------------------
Fixed-original issue/(2)/
Fixed-converted via
exchange agreements/(3)/
Floating
-----------------------------------------------------------------------------
   Total U.S. Dollars                    $ (78.1)      $2,154.5
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total Euro-based
   currencies                              311.0          627.2
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total British Pounds
   Sterling                                164.7          331.5
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total other
   European                                 38.5
   currencies/(4)/
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total Japanese Yen                       84.8          245.3
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total other
   Asia/Pacific
   currencies/(5)/                          44.4           34.4
-----------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------
   Total other currencies                    5.1            2.3
-----------------------------------------------------------------------------
Debt obligations including the
net effects of currency and interest-rate
exchange agreements                        570.4        3,395.2
-----------------------------------------------------------------------------
Short-term obligations
supported by long-term
line of credit agreement                   975.0
-----------------------------------------------------------------------------
Net asset positions of currency exchange
agreements (included in miscellaneous
other assets)                                9.7           21.2
-----------------------------------------------------------------------------
Total debt obligations                  $1,555.1       $3,416.4
=============================================================================

(1) Weighted-average effective rate, computed on a semi-annual basis.

(2) Includes $500 million of debentures with maturities in 2027, 2036 and 2037, which are subordinated to senior debt and which provide for the ability to defer interest payments up to five years under certain conditions.

(3) A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.

(4) Primarily consists of Swiss Francs.

(5) Primarily consists of Australian Dollars and New Taiwan Dollars.

LEASING ARRANGEMENTS

At December 31, 1998, the Company was lessee at 4,734 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 5,714 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.

  Future minimum payments required under operating leases with initial terms of one year or more are:

--------------------------------------------------------------------------------
(In millions)                  Restaurant         Other       Total
--------------------------------------------------------------------------------
1999                           $    570.4        $ 54.8     $  625.2
2000                                553.6          44.4        598.0
2001                                539.9          37.5        577.4
2002                                519.1          30.6        549.7
2003                                494.9          26.5        521.4
Thereafter                        4,688.0         152.3      4,840.3
--------------------------------------------------------------------------------
Total minimum payments         $  7,365.9        $346.1     $7,712.0
================================================================================

  Rent expense was (in millions): 1998-$723.0; 1997-$641.2; 1996-$581.6. These amounts included percent rents in excess of minimum rents (in millions): 1998- $116.7; 1997-$99.4; 1996-$91.4.

PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------
(In millions)                          December 31, 1998                 1997
--------------------------------------------------------------------------------
Land                                          $  3,812.1           $  3,592.2
Buildings and improvements on owned land         7,665.8              7,289.7
Buildings and improvements on leased land        6,910.4              6,168.3
Equipment, signs and seating                     2,728.8              2,345.1
Other                                              640.9                692.9
--------------------------------------------------------------------------------
                                                21,758.0             20,088.2
--------------------------------------------------------------------------------
Accumulated depreciation and amortization       (5,716.4)            (5,126.8)
--------------------------------------------------------------------------------
Net property and equipment                    $ 16,041.6           $ 14,961.4
================================================================================

Depreciation and amortization expense was (in millions): 1998-$808.0; 1997- $726.4; 1996-$673.4.

EMPLOYEE BENEFIT PLANS

The Company's benefits program for U.S. employees includes profit sharing, 401(k) (McDESOP) and leveraged employee stock ownership (LESOP) features. McDESOP allows participants to make contributions that are partly matched by the Company. Plan assets and contributions made by McDESOP participants can be invested in McDonald's common stock or among several other investment alternatives. The LESOP and Company contributions to McDESOP are invested in McDonald's common stock.

  Executives, staff and restaurant managers participate in profit sharing contributions, McDESOP and shares released under the LESOP, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year. Total U.S. costs for the above program were (in millions): 1998-$63.3; 1997-$57.6; 1996-$59.9.

  Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 1998-$37.5; 1997-$34.1; 1996-$30.6.

  Other postretirement benefits and postemployment benefits, excluding severance benefits related to the home office productivity initiative, were immaterial.

STOCK OPTIONS

At December 31, 1998, the Company had three stock option plans, two for employees and one for non-employee directors. Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.

  Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and expire 10 years from the grant date. At December 31, 1998, the number of shares of common stock reserved for issuance under the plans was 187.0 million, including 23.0 million available for future grants.

  A summary of the status of the Company's plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the following table.

-------------------------------------------------------------------------------------------------------
                                            1998                        1997                       1996
                        ------------------------  --------------------------   ------------------------
                                       Weighted-                   Weighted-                  Weighted-
                                        average                     average                    average
                               Shares  exercise            Shares  exercise           Shares  exercise
Options                 (in millions)     price     (in millions)     price    (in millions)     price
-------------------------------------------------------------------------------------------------------
Outstanding at
beginning of year           156.3      $16.79         145.5         $14.73        136.2        $11.93
Granted                      33.7       25.90          30.2          23.53         30.0         24.57
Exercised                   (22.8)      12.00         (14.6)          9.63        (15.6)         8.88
Forfeited                    (3.2)      21.06          (4.8)         17.78         (5.1)        16.16
-------------------------------------------------------------------------------------------------------
Outstanding at
end of year                 164.0      $19.32         156.3         $16.79        145.5        $14.73
=======================================================================================================
Options exercisable
at end of year               64.4                      60.5                        53.3
-------------------------------------------------------------------------------------------------------

  Options granted each year were about 2% of average common shares outstanding for 1998, 1997 and 1996, representing grants to approximately 11,500, 11,000 and 10,300 employees in those three years. When stock options are exercised, shares are issued from treasury stock.

  The average per share cost of treasury stock issued for option exercises was:
1998-$7.00; 1997-$6.47; 1996-$6.53. The average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises. This is because the Company prefunds the program through share repurchase. Thus, stock option exercises have generated additional capital, since cash received from employees has exceeded the Company's average acquisition cost of treasury stock. In addition, stock option exercises resulted in $319.6 million of tax benefits for the Company during the three years ended December 31, 1998.

--------------------------------------------------------------------------------------------------
                                                                                 December 31, 1998
--------------------------------------------------------------------------------------------------
                                               Options outstanding             Options exercisable
                      ---------------------------------------------   ----------------------------
                                             Weighted-
                                               average    Weighted-                      Weighted-
                             Number          remaining      average          Number        average
Range of                 of options        contractual     exercise      of options       exercise
exercise prices       (in millions)    life (in years)        price   (in millions)          price
--------------------------------------------------------------------------------------------------
$ 7 to  9                     14.3                2.2      $   7.77            14.3       $  7.77
 10 to 15                     44.6                4.6         13.38            26.5         13.14
 16 to 23                     45.9                7.4         20.45            16.0         19.38
 24 to 34                     59.2                8.5         25.69             7.6         24.75
--------------------------------------------------------------------------------------------------
$ 7 to 34                    164.0                6.6      $  19.32            64.4       $ 14.87
==================================================================================================

  Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 and are presented in the table below.

--------------------------------------------------------------------------------
                                                     1998       1997       1996
--------------------------------------------------------------------------------
Net income-pro forma (in millions)              $ 1,474.0   $1,589.3  $ 1,538.3
Net income per common share-pro forma
           Basic                                     1.08       1.13       1.08
           Diluted                                   1.05       1.11       1.05
Weighted-average fair value per option granted       8.75       8.41       8.44
--------------------------------------------------------------------------------

  For pro forma disclosures, the options' estimated fair value was amortized over their expected seven-year life. SFAS No. 123 does not apply to grants before 1995. Therefore, the pro forma disclosures in the table above do not include a full seven years of grants and therefore, may not be indicative of anticipated future disclosures. The fair value for these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used to estimate the fair value of these options:

--------------------------------------------------------------------------------
                                             1998       1997     1996
--------------------------------------------------------------------------------
Expected dividend yield                      .65%       .65%     .65%
Expected stock price volatility             18.0%      18.1%    18.2%
Risk-free interest rate                     5.56%      6.61%    6.14%
Expected life of options (in years)            7          7        7
--------------------------------------------------------------------------------

CAPITAL STOCK

CHANGE IN PAR VALUE

In May 1996, Company shareholders approved an increase in the number of authorized shares of Common Stock from 1.25 billion with no par value to 3.5 billion with $.01 par value. The change in par value did not affect any of the existing rights of shareholders and was recorded as an adjustment to additional paid-in capital and common stock.

COMMON EQUITY PUT OPTIONS

At December 31, 1997, 1.8 million common equity put options were outstanding, all of which expired unexercised in 1998. In 1998, the Company sold 7.3 million common equity put options, of which 1.0 million options were outstanding at December 31, 1998. The options expire at various dates through February 1999. At December 31, 1998, the $59.5 million exercise price of these outstanding options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of premiums received.

SHAREHOLDER RIGHTS PLAN

In December 1988, the Company declared a dividend of one nonvoting Preferred Share Purchase Right (Right) on each outstanding share of common stock. Under certain conditions related to a potential change in control of the Company, each Right entitled certain holders to purchase at the then current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price. All Rights expired on December 28, 1998.

                         QUARTERLY RESULTS (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                 Quarters ended December 31               September 30
(In millions, except per share data)                 1998            1997              1998            1997
-----------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                $ 9,316.0      $  8,530.4         $ 9,246.2      $  8,799.7
-----------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants           $ 2,304.5      $  2,110.7         $ 2,305.7      $  2,158.5
Revenues from franchised and affiliated
restaurants                                         916.2           841.9             909.3           847.5
-----------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                 3,220.7         2,952.6           3,215.0         3,006.0
-----------------------------------------------------------------------------------------------------------
COMPANY-OPERATED MARGIN                             418.2           384.4             437.5           402.4
FRANCHISED MARGIN                                   734.8           681.3             737.3           693.6
OPERATING INCOME/(1)/                               637.2           695.2             835.2           755.4
NET INCOME/(1)/                                 $   348.5      $    410.9         $   482.2      $    448.9
===========================================================================================================
NET INCOME PER COMMON SHARE/(1)(3)/             $     .26      $      .30         $     .35      $      .32
NET INCOME PER COMMON
   SHARE--DILUTED/(1)(3)/                             .25             .29               .34             .31
-----------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE/(3)/                 $  .04500      $   .04125         $  .04500      $   .04125
-----------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES/(3)/                      1,354.3         1,375.3           1,362.1         1,377.0
WEIGHTED-AVERAGE SHARES--DILUTED/(3)/             1,399.1         1,403.6           1,404.7         1,408.9
-----------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE/(3)/
High                                            $ 39  3/4      $ 24 13/16         $  37 1/2      $ 27   3/8
Low                                               28  1/8        21  1/16            26 3/4        22   7/8
Close                                             38 7/16        23   7/8            29 7/8        23 13/16
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                              June 30                            March 31
(In millions, except per share data)                   1998               1997               1998            1997
-----------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                $   9,247.6          $ 8,475.1          $ 8,169.7      $  7,833.1
-----------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants           $   2,270.4          $ 2,014.1          $ 2,014.3      $  1,853.2
Revenues from franchised and affiliated
restaurants                                           910.4              818.5              790.6           764.4
-----------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                   3,180.8            2,832.6            2,804.9         2,617.6
-----------------------------------------------------------------------------------------------------------------
COMPANY-OPERATED MARGIN                               426.7              374.0              350.9           326.1
FRANCHISED MARGIN                                     743.9              667.4              632.5           616.1
OPERATING INCOME/(1)/                                 646.8/(2)/         743.5              642.7           614.2
NET INCOME/(1)/                                 $     357.2/(2)/     $   438.2          $   362.2      $    344.5
=================================================================================================================
NET INCOME PER COMMON SHARE/(1)(3)/             $       .26/(2)/     $     .31          $     .26      $      .24
NET INCOME PER COMMON
   SHARE--DILUTED/(1)(3)/                               .25/(2)/           .30                .26             .24
-----------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE/(3)/                 $    .04500          $  .04125          $  .04125      $   .03750
-----------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES/(3)/                        1,372.1            1,379.5            1,372.8         1,383.2
WEIGHTED-AVERAGE SHARES--DILUTED/(3)/               1,415.1            1,414.6            1,403.9         1,415.0
-----------------------------------------------------------------------------------------------------------------
MARKET PRICE PER COMMON SHARE/(3)/
High                                            $   35               $ 27 7/16          $ 30  1/8      $ 24 11/16
Low                                                 28 9/16            23  3/8            22 5/16        21   1/4
Close                                               34  1/2            24 3/16            30             23   5/8
-----------------------------------------------------------------------------------------------------------------

(1) Includes Made For You costs in 1998 of $5.0 million ($3.4 million after tax) in second quarter; $10.6 million ($7.1 million after tax or $0.01 per share) in third quarter; and $146.0 million ($98.6 million after tax or $0.07 per share) in fourth quarter.

(2) Includes $160.0 million special charge related to the home office productivity initiative ($110.0 million after tax or $0.08 per share).

(3) Restated for two-for-one stock split in March 1999.

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

  The Company maintains a system of internal controls over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures that are communicated throughout the Company; careful selection, training and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain high standards of proper business practices throughout the world.

  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes it maintains an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.

 The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented herein.

McDONALD'S CORPORATION
January 26, 1999

AUDIT COMMITTEE'S REPORT

The Audit Committee is responsible for overseeing the financial reporting process, financial policies and internal controls on behalf of the Board of Directors. In this regard, it helps to ensure the independence of the Company's auditors, the integrity of management and the adequacy of disclosure to shareholders. Representatives of the internal audit function, independent auditors and financial management each have unrestricted access to the Committee and each periodically meet privately with the Committee.

  In conformity with its charter, in 1998, among other things, the Committee recommended the selection of the Company's independent auditors to the Board of Directors; reviewed the scope and fees for the annual audit and the internal audit program; reviewed fees for non-audit services provided by the independent auditors; reviewed the annual financial statements and the results of the annual audit with financial management and the independent auditors; consulted with financial management and the independent auditors regarding risk management; reviewed the adequacy of certain financial policies and internal controls; and reviewed significant legal developments.

  The Audit Committee, which met five times during 1998, is comprised of three independent Directors: Gordon C. Gray, Chairman, Walter E. Massey and B. Blair Vedder, Jr. Donald G. Lubin serves as secretary in a non-voting capacity.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
OF McDONALD'S CORPORATION
January 26, 1999

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
McDonald's Corporation

We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Chicago, Illinois
January 26, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1998.

  Information regarding all of the Company's executive officers is included in
Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1998.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 30, 1999.

--------------------------------------------------------------------------------
Date of                       Item           Financial statements
report                      number           required to be filed
--------------------------------------------------------------------------------
10/19/98                    Item 7                             No
1/26/99                     Item 7                             No
--------------------------------------------------------------------------------

(c)  Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

MCDONALD'S CORPORATION EXHIBIT INDEX (ITEM 14)

EXHIBIT NUMBER/DESCRIPTION

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

          (iv) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4 incorporated herein by reference from Exhibit (4) (c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

     (b) Subordinated Debt Securities Indenture dated as of October 18, 1996, incorporated herein by reference from Form 8-K dated October 18, 1996.

          (i) 7 1/2% Subordinated Deferrable Interest Debentures due 2036. Supplemental Indenture No. 1 dated as of November 5, 1996, incorporated herein by ref-erence from Exhibit (4)(b) of Form 8-K dated October 18, 1996.

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

     (c) Debt Securities. Indenture dated as of March 1, 1987 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement (File No. 3312364).

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

          (iv) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by refer-ence from Exhibit (4) of Form 8-K dated April 22, 1991.

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

EXHIBIT NUMBER/DESCRIPTION

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

(10) Material Contracts

     (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*

     (b)  Profit Sharing Program, as amended and restated, filed herewith.*

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

     (g) Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

     (h)  Executive Retention Plan, filed herewith.*

(12) Statement re: Computation of Ratios

(21) Subsidiaries of the Registrant

(23) Consent of Independent Auditors

(27) Financial Data Schedule

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

McDonald's Corporation
(Registrant)

   /s/ Michael L. Conley
--------------------------------------------------------
By     Michael L. Conley
   Executive Vice President and
      Chief Financial Officer


           March 30, 1999
--------------------------------------------------------
              Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 30th day of March, 1999:

                                SIGNATURE, TITLE

     /s/ Hall Adams, Jr.
--------------------------------------------------------
         Hall Adams, Jr.
            Director


--------------------------------------------------------
         James R. Cantalupo
 Vice Chairman; Chairman, and Chief Executive Officer--
    McDonald's International and Director

      /s/ Gordon C. Gray
--------------------------------------------------------
          Gordon C. Gray
             Director

      /s/ Jack M. Greenberg
--------------------------------------------------------
          Jack M. Greenberg
President and Chief Executive Officer and Director


--------------------------------------------------------
          Enrique Hernandez, Jr.
               Director

        /s/ Donald R. Keough
--------------------------------------------------------
            Donald R. Keough
                Director

        /s/ Donald G. Lubin
--------------------------------------------------------
            Donald G. Lubin
               Director

        /s/ Walter E. Massey
--------------------------------------------------------
            Walter E. Massey
               Director

       /s/ Andrew J. McKenna
--------------------------------------------------------
           Andrew J. McKenna
               Director


--------------------------------------------------------
            Michael R. Quinlan
          Chairman of the Board

        /s/ Terry L. Savage
--------------------------------------------------------
            Terry L. Savage
               Director

          /s/ Roger W. Stone
--------------------------------------------------------
              Roger W. Stone
                 Director

       /s/ Robert N. Thurston
--------------------------------------------------------
           Robert N. Thurston
                Director


--------------------------------------------------------
              Fred L. Turner
       Senior Chairman and Director

      /s/ B. Blair Vedder, Jr.
--------------------------------------------------------
          B. Blair Vedder, Jr.
                Director

       /s/ Michael L. Conley
--------------------------------------------------------
           Michael L. Conley
Executive Vice President and Chief Financial Officer

     /s/ Christopher Pieszko
--------------------------------------------------------
         Christopher Pieszko
Senior Vice President and Corporate Controller