Form 10-Q
period 1999-03-31
MCDONALDS CORP
filed 1999-05-13
CIK 63908

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              -

                                 1,357,947,229
                         ----------------------------
                       (Number of shares of common stock
                       outstanding as of March 31, 1999)

                            McDONALD'S CORPORATION
                            ----------------------

                                     INDEX
                                     -----


                                                                  Page Reference
Part I.   Financial Information

          Item 1 - Financial Statements

               Condensed consolidated balance sheet,
               March 31, 1999 (unaudited) and                               3
               December 31, 1998

               Condensed consolidated statement of
               income (unaudited), first quarters ended
               March 31, 1999 and 1998                                      4

               Condensed consolidated statement of
               cash flows (unaudited), first quarters
               ended March 31, 1999 and 1998                                5

               Financial comments (unaudited)                               6

          Item 2 -  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                               8

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                        16

              (a)        Exhibits
                         The exhibits listed in the
                         accompanying Exhibit Index are
                         filed as part of this report                      16

              (b)        Reports on Form 8-K                               18

Signature                                                                  19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


--------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
IN MILLIONS                                                             MARCH 31, 1999       DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                        $   560.2           $   299.2
Accounts and notes receivable                                                   629.0               609.4
Inventories, at cost, not in excess of market                                    69.6                77.3
Prepaid expenses and other current assets                                       302.1               323.5
--------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                        1,560.9             1,309.4
--------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                  2,676.7             2,433.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                              21,462.0            21,758.0
Accumulated depreciation and amortization                                    (5,775.9)           (5,716.4)
--------------------------------------------------------------------------------------------------------------
  NET PROPERTY AND EQUIPMENT                                                 15,686.1            16,041.6
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $19,923.7           $19,784.4
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                               $   989.3           $   686.8
Accounts payable                                                                496.4               621.3
Income taxes                                                                    100.0                94.2
Other taxes                                                                     140.1               143.5
Accrued interest                                                                125.6               132.3
Other accrued liabilities                                                       618.0               651.0
Current maturities of long-term debt                                            141.2               168.0
--------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                   2,610.6             2,497.1
--------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                6,128.4             6,188.6
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                              510.7               492.6
DEFERRED INCOME TAXES                                                         1,093.1             1,081.9
COMMON EQUITY PUT OPTIONS                                                       487.5                59.5
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
 issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
  issued - 1,660.6 million                                                       16.6                16.6
Additional paid-in capital                                                    1,072.8               989.2
Guarantee of ESOP notes                                                        (148.9)             (148.7)
Retained earnings                                                            14,215.6            13,879.6
Accumulated other comprehensive income                                         (783.1)             (522.5)
Common stock in treasury, at cost; 302.7 and 304.4 million shares            (5,279.6)           (4,749.5)
--------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                  9,093.4             9,464.7
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $19,923.7           $19,784.4
==============================================================================================================

See accompanying Financial comments.

----------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                               QUARTERS ENDED
IN MILLIONS, EXCEPT                                                               MARCH 31
PER COMMON SHARE DATA                                                     1999                1998
----------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                   $2,179.1            $2,014.3
Revenues from franchised and affiliated restaurants                        856.0               790.6
----------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                         3,035.1             2,804.9
----------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                             1,818.0             1,663.4
Franchised restaurants - occupancy expenses                                178.8               158.1
Selling, general, and administrative expenses                              339.9               343.0
Other operating (income) expense                                           (13.2)               (2.3)
----------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                                     2,323.5             2,162.2
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           711.6               642.7
----------------------------------------------------------------------------------------------------
Interest expense                                                           105.2               102.8
Nonoperating (income) expense                                                5.7                (0.3)
----------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                   600.7               540.2
----------------------------------------------------------------------------------------------------
Provision for income taxes                                                 198.0               178.0
----------------------------------------------------------------------------------------------------
NET INCOME                                                              $  402.7            $  362.2
====================================================================================================
NET INCOME PER COMMON SHARE                                             $    .30            $    .26
NET INCOME PER COMMON SHARE - DILUTED                                        .29                 .26
----------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                              $ .04875            $ .04125
----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                                  1,357.3             1,372.8
WEIGHTED AVERAGE SHARES - DILUTED                                        1,409.2             1,403.9
----------------------------------------------------------------------------------------------------

See accompanying Financial comments.

----------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                     QUARTERS ENDED
                                                                                        MARCH 31
IN MILLIONS                                                                    1999                1998
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $ 402.7             $ 362.2
Adjustments to reconcile to cash provided by operations
  Depreciation and amortization                                                234.1               203.9
  Changes in operating working capital items                                    72.9               (54.9)
  Other                                                                          7.2                10.2
----------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                                716.9               521.4
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                           (336.2)             (401.9)
Purchases and sales of restaurant businesses and
       sales of property                                                       (27.3)                7.2
Other                                                                         (280.5)              (36.7)
----------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                                        (644.0)             (431.4)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments                 317.0                22.0
Treasury stock purchases                                                      (157.8)             (100.7)
Common stock dividends                                                         (66.3)              (56.6)
Other                                                                           95.2                57.7
----------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                           188.1               (77.6)
----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE                                                  261.0                12.4
----------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                    299.2               341.4
----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                        $ 560.2             $ 353.8
==========================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 1999 do not necessarily indicate the results that may be expected for the full year.

  The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


COMPREHENSIVE INCOME

  Comprehensive income consists of net income and foreign currency translation adjustments and totaled $142.1 million and $322.5 million for the first quarter of 1999 and 1998, respectively.


PER COMMON SHARE INFORMATION

  Common share amounts included in the accompanying financial statements have been restated for the 2-for-1 common stock split in March, 1999. Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 51.9 million shares and
31.1 million shares for first quarter 1999 and 1998, respectively.


COMMON EQUITY PUT OPTIONS

  At March 31, 1999, 11.6 million of common equity put options were outstanding, which expire at various dates through February 2000. The $487.5 million exercise price of the options outstanding was classified in common equity put options at March 31, 1999, and the related offset was recorded in common stock in treasury, net of premiums received.


NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2000.
Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

SEGMENT INFORMATION

  The following table presents the Company's revenues and operating income by geographic segment:

                                                       QUARTERS ENDED
                                                          MARCH 31
                                                   1999              1998
---------------------------------------------------------------------------
REVENUES
     U.S.                                       $1,151.3           $1,102.0
     Europe                                      1,156.2              990.3
     Asia/Pacific                                  421.6              376.3
     Latin America                                 163.6              192.9
     Other                                         142.4              143.4
---------------------------------------------------------------------------
         TOTAL REVENUES                         $3,035.1           $2,804.9
---------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                       $  314.1           $  276.7
     Europe                                        252.8              223.8
     Asia/Pacific                                   91.3               79.8
     Latin America                                  31.9               39.0
     Other                                          21.5               23.4
---------------------------------------------------------------------------
         TOTAL OPERATING INCOME*                $  711.6           $  642.7
---------------------------------------------------------------------------

* Corporate selling, general & administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
------------------------------------------------------------------------------------------------------------------------

DOLLARS IN MILLIONS, EXCEPT
PER COMMON SHARE DATA                                                              QUARTER ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                                  % Increase/
                                                                                     Amount        (decrease)
------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                                                   $8,822.8                  8%
------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                               2,179.1                  8
Revenues from franchised and affiliated restaurants                                   856.0                  8
------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                                    3,035.1                  8
------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                                        1,818.0                  9
Franchised restaurants - occupancy costs                                              178.8                 13
Selling, general, and administrative expenses                                         339.9                 (1)
Other operating (income) expense                                                      (13.2)              (N/M)
------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                                                2,323.5                  7
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      711.6                 11
------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                      105.2                  2
Nonoperating (income) expense                                                           5.7               (N/M)
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                              600.7                 11
------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                            198.0                 11
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  402.7                 11%
========================================================================================================================
NET INCOME PER COMMON SHARE                                                        $   0.30                 15%
NET INCOME PER COMMON SHARE-DILUTED                                                    0.29                 12
------------------------------------------------------------------------------------------------------------------------

(N/M)    Not meaningful

CONSOLIDATED OPERATING RESULTS

NET INCOME AND NET INCOME PER COMMON SHARE

     For the quarter, net income and diluted net income per common share increased 11 percent and 12 percent, respectively, both as reported and in constant currencies. (Information in constant currencies excludes the effect of foreign currency translation.)

     Weighted average shares outstanding for the first quarter were lower compared with the prior year due to the Company's share repurchase program. However, diluted weighted average shares outstanding increased over the prior year as the 63 percent increase in the stock price caused outstanding stock options to be more dilutive.

     During the first quarter, the Company repurchased five million shares of its common stock for approximately $170 million, under the Company's three-year, $3.5 billion program.

SYSTEMWIDE SALES AND REVENUES

     Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments along with initial fees.

     On a global basis, the increases in sales and revenues for the quarter were due to expansion and positive comparable sales. Foreign currency translation had a slightly positive impact on Systemwide sales and a slightly negative impact on total revenues, primarily because the stronger Japanese Yen had a greater positive currency translation impact on sales compared to revenues. This is due to our affiliate structure in Japan. Under this structure, we record a small percentage of Japan's sales as revenues, whereas 100 percent of their sales are included in Systemwide sales. On a constant currency basis, revenues increased at a higher rate than sales, due to the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants.

------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES
Dollars in millions                                1999              1998          Increase/(Decrease)
------------------------------------------------------------------------------------------------------------------------
                                                                                 As            In Constant
                                                                              Reported         Currencies*
------------------------------------------------------------------------------------------------------------------------
QUARTERS ENDED MARCH 31
------------------------------------------------------------------------------------------------------------------------
U.S.                                           $4,287.4          $4,119.2            4%                n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                          2,261.8           1,949.9           16                 13%
------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                    1,511.3           1,334.0           13                  8
------------------------------------------------------------------------------------------------------------------------
Latin America                                     393.6             410.6           (4)                16
------------------------------------------------------------------------------------------------------------------------
Other                                             368.7             356.0            4                  9
------------------------------------------------------------------------------------------------------------------------
    Total systemwide sales                     $8,822.8          $8,169.7            8%                 8%
------------------------------------------------------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results n/a Not applicable

     U.S. sales increased due to positive comparable sales and restaurant expansion. Promotions, particularly Big Mac and Winnie the Pooh, and local market initiatives contributed to the sales increase.

     In Europe, positive comparable sales and expansion drove the constant currency sales increase. Strong performances in Germany, Italy, Spain and the U.K. drove this increase. Sales growth in France also contributed to the increase. Continuing difficult economic conditions in Russia negatively affected Europe's sales growth.

     In Asia/Pacific, the constant currency sales increase was driven by expansion, partly offset by negative comparable sales. Australia and Japan were the principal contributors to the segment's total constant currency sales increase.

     In Latin America, the constant currency sales increase was driven by expansion, partly offset by negative comparable sales. Sales in this segment were negatively affected by the economic turmoil in Brazil, including the significant devaluation of the Real. Double-digit comparable sales increases in Mexico and Venezuela contributed to the increase.

COMBINED OPERATING MARGINS

     Combined operating margin dollars increased $54.9 million, or six percent in the first quarter, primarily driven by expansion and positive comparable sales.

     Company-operated margins as a percent of sales decreased for the quarter. Payroll costs and occupancy & other expenses increased as a percent of sales, while food & paper costs decreased.


--------------------------------------------------------------------------------------------
COMBINED OPERATING MARGINS                                             Quarters ended
                                                                          March 31
                                                          ----------------------------------
                                                                   1999              1998
--------------------------------------------------------------------------------------------
Dollars in millions
--------------------------------------------------------------------------------------------
Company-operated                                               $  361.1            $350.9
--------------------------------------------------------------------------------------------
Franchised                                                        677.2             632.5
--------------------------------------------------------------------------------------------
   Combined operating margins                                  $1,038.3            $983.4
--------------------------------------------------------------------------------------------
Percent of sales/revenues
--------------------------------------------------------------------------------------------
Company-operated                                                   16.6%             17.4%
--------------------------------------------------------------------------------------------
Franchised                                                         79.1              80.0
--------------------------------------------------------------------------------------------


     As a percent of sales, U.S. Company-operated margins increased slightly. Lower food & paper costs were partly offset by higher payroll costs and higher occupancy & other operating expenses as a percent of sales.

     Outside the U.S., Company-operated margins decreased as a percent of sales. Lower food & paper costs were offset by increases in payroll costs and occupancy & other operating expenses as a percent of sales. Economic difficulties in Russia and Brazil negatively impacted Company-operated margins, accounting for nearly 70 percent of the decline from the prior year in the margin percent outside the U.S.

     Franchised margin dollars comprised more than 60 percent of the combined operating margins, the same as in the prior year. Franchised margin dollars increased seven percent for the quarter, despite a decline in franchised margins as a percent of applicable revenues.

     As a percent of revenues, U.S. franchised margins decreased slightly for the quarter, reflecting higher occupancy costs, including rent expense, driven by an increase in the number of leased sites. Higher occupancy costs and the consolidation, for financial reporting purposes, of Sweden in 1999 and South Korea and Thailand in second quarter 1998 negatively affected franchised margins outside the U.S. in the first quarter.

SELLING, GENERAL & ADMINISTRATION EXPENSES

     Selling, general & administrative expenses decreased slightly for the quarter. In the U.S., selling, general & administrative expenses decreased due to savings as a result of the home office productivity initiative. Outside the U.S., selling, general & administrative expenses increased at a rate substantially less than the sales growth rate. The consolidation, for financial reporting purposes, of three affiliate markets in 1999 and second quarter 1998 and spending to support restaurant development primarily drove the increase. As a result of the home office productivity initiative, the Company expects to save about $100 million of selling, general & administrative expenses per year, beginning in 2000, with about two-thirds of the annual savings expected to be realized in 1999. About $15 million of these savings were realized in 1998.

OTHER OPERATING (INCOME) EXPENSE

     Other operating (income) expense consists of transactions related to franchising and the food service business. The increase in equity in earnings of unconsolidated affiliates was primarily due to Japan, which benefited from a lower effective tax rate and the stronger Japanese Yen. Made for You costs related primarily to accelerated depreciation on equipment being replaced in U.S. Company-operated restaurants.

---------------------------------------------------------------------------------------------------------
OTHER OPERATING (INCOME) EXPENSE                                                 Quarters ended
                                                                                    March 31
                                                                 ----------------------------------------
Dollars in millions                                                            1999              1998
---------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                                      $(11.3)           $ (8.0)
---------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                               (21.7)            (12.4)
---------------------------------------------------------------------------------------------------------
Made for You costs                                                              4.2                 -
---------------------------------------------------------------------------------------------------------
Other (income) expense                                                         15.6              18.1
---------------------------------------------------------------------------------------------------------
    Other operating (income) expense                                         $(13.2)           $ (2.3)
---------------------------------------------------------------------------------------------------------

OPERATING INCOME

     Consolidated operating income increased $68.9 million, or 11 percent, and U.S. operating income increased $37.4 million or 14 percent for the quarter. These increases were driven by higher combined operating margin dollars, higher other operating income and lower selling, general & administrative expenses.

------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
Dollars in millions                                       1999              1998            Increase/(Decrease)
------------------------------------------------------------------------------------------------------------------------

                                                                                                As        In Constant
                                                                                             Reported     Currencies*
------------------------------------------------------------------------------------------------------------------------
QUARTERS ENDED MARCH 31
------------------------------------------------------------------------------------------------------------------------
U.S.                                                     $314.1            $276.7               14%            n/a
------------------------------------------------------------------------------------------------------------------------
Europe                                                    252.8             223.8               13             10%
------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                               91.3              79.8               14             11
------------------------------------------------------------------------------------------------------------------------
Latin America                                              31.9              39.0              (18)             2
------------------------------------------------------------------------------------------------------------------------
Other                                                      21.5              23.4               (8)            (3)
------------------------------------------------------------------------------------------------------------------------
   Total operating income**                              $711.6            $642.7               11%            11%
------------------------------------------------------------------------------------------------------------------------

*     Excluding the effect of foreign currency translation on reported results

** For financial reporting purposes, Corporate selling, general & administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.

n/a   Not applicable

     Europe's operating income increased 10 percent for the quarter in constant currencies. The strong results of Germany, Italy and Spain drove this segment's performance. France and the U.K. also contributed to the increase. In addition, Europe's operating income benefited from the consolidation of Sweden, due to an increase in ownership. Europe's growth was dampened by the difficult economic conditions in Russia. Excluding Russia, Europe's operating income increased 15 percent for the quarter in constant currencies.

     Operating income in Asia/Pacific increased 11 percent for the quarter in constant currencies. The increase was driven primarily by Japan, which benefited from a lower effective tax rate. In addition, the consolidation of South Korea and Thailand in second quarter 1998 contributed to the increase.

     Latin America's operating income increased two percent for the quarter in constant currencies. Mexico and Puerto Rico were the primary contributors to this increase. Brazil's difficult economic conditions and currency devaluation had a significant adverse effect on this segment's operating results. The Company is cautiously optimistic that improvements in the Brazilian economy will lessen the effect as we move through the year. On an as reported basis, Brazil accounted for about 50 percent of Latin America's operating income for the quarter compared with 75 percent in the prior year.

INTEREST AND INCOME TAXES

     Slightly higher interest expense reflected higher debt levels and stronger foreign currencies, partly offset by lower average interest rates.

     The effective income tax rate was 33.0 percent for the first quarter of 1999 and 1998. For the year 1999, the Company expects the effective tax rate to be in the range of 32.5 percent to 33.5 percent.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     The Deutsche Mark, French Franc and Japanese Yen were the primary currencies positively affecting reported results, while the weakened Australian Dollar, Brazilian Real and the Canadian Dollar had a negative effect on reported results.

------------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON WORLDWIDE REPORTED RESULTS                            Increase
                                                                                           Over Prior Period
                                   -------------------------------------------------------------------------------------
Dollars in millions, except per            As          In Constant     Currency            As          In Constant
 common share data                      Reported       Currencies*  (Benefit)/Loss      Reported       Currencies*
------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------------------------------------
Systemwide sales                        $8,822.8        $8,802.0            $(20.8)            8%                8%
------------------------------------------------------------------------------------------------------------------------
Total revenues                           3,035.1         3,069.8              34.7             8                 9
------------------------------------------------------------------------------------------------------------------------
Operating income                           711.6           711.5              (0.1)           11                11
------------------------------------------------------------------------------------------------------------------------
Net income                                 402.7           402.0              (0.7)           11                11
------------------------------------------------------------------------------------------------------------------------
Net income per common share -
diluted                                      .29             .29                 -            12                12
------------------------------------------------------------------------------------------------------------------------

*   Excluding the effect of foreign currency translation on reported results


MADE FOR YOU SYSTEM

     In 1998, the Company announced the introduction of Made for You, a new food preparation system that is expected to be installed in virtually all restaurants in the U.S. and Canada by the end of 1999. More than 6,500 or nearly 50 percent of restaurants in the U.S. and Canada are currently using the new system. Through advances in equipment and technology, the new system allows us to serve fresher, better-tasting food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. The Company is providing financial incentives of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company is also making additional payments in special cases where the conversion to Made for You is more extensive.

     In 1999, the Company expects to incur about $30 million related to the implementation of Made for You, consisting of about $15 million of incentive payments and $15 million of accelerated depreciation on equipment being replaced in Company-operated restaurants. The Company incurred $4.2 million in the first quarter, primarily related to accelerated depreciation.

FINANCIAL POSITION

     Free cash flow - cash provided by operations less capital expenditures -for the three months ended March 31, 1999 increased $261.2 million to $380.7 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for share repurchases, debt repayments, and dividends. The consolidated capital expenditure decrease of 16% for the three months ended March 31, 1999 was primarily due to fewer restaurant additions, weaker foreign currencies and the continued focus on more efficient capital deployment. The Company expects to add about 1,750 restaurants this year, with a continued emphasis on traditional restaurants in locations outside the U.S. The Company expects to use cash provided by operations to fund the cash costs related to the productivity initiative announced in 1998 and the financial incentive payments the Company is providing to owner/operators in connection with the implementation of the Made for You system.

NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item, through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2000. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

YEAR 2000

     The Company has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the Year 2000. All necessary modifications, testing and replacements of significant systems have been completed except for one remaining significant system. The Company is in the process of modifying and testing this system which is expected to be completed in the fourth quarter.

     In addition, the Company has determined the extent to which its operations may be affected by the compliance efforts of its significant suppliers and is taking the necessary steps to minimize potential problems. The Company has implemented a Systemwide supply chain compliance monitoring program, which encompasses supplier risk assessment and compliance validation for significant suppliers.

     Management does not expect Year 2000 issues relating to internal systems and suppliers to pose significant operational or financial difficulties for the Company; however, in the unlikely event McDonald's or a significant number of its key suppliers are unable to resolve these issues in a timely manner, such matters could have a material impact on the Company's results of operations. In addition, failures related to Year 2000 issues by providers of infrastructure services could have a material adverse effect on results of operations. Contingency plans are being developed, to the extent feasible, to address Year 2000 issues that might arise internally, within the supply chain or by infrastructure service providers. These plans, which are expected to be completed in third quarter 1999, may include certain suppliers stockpiling products and equipment to ensure there is an adequate supply, developing alternative methods of transportation to deliver products to the restaurants and increasing restaurant support.

     Modification and testing costs are expensed as incurred, while the costs of new systems are capitalized. As a result of the decision to modify the last remaining non-Year 2000 compliant system rather than replace it, the Company has revised its estimate of Year 2000 costs. The Company expects its total costs related to modification and testing as well as costs associated with supply chain risk assessment and contingency planning to be about $40 million, of which about $25 million was incurred through March 31, 1999. The total costs for the development of new systems is about $40 million, all of which has been capitalized as of March 31, 1999. The total Year 2000 costs have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

     All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

EURO CONVERSION

     On Janauary 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers. In addition, as the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to minimize its foreign currency risks, certain of these financial instruments will be redenominated into Euros.

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

---------------------------------------------------------------------------------------------------------------------------------
FIRST QUARTER HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                                                              QUARTERS ENDED
                                                                                                MARCH 31
DOLLARS IN MILLIONS                                                                   1999                      1998
---------------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
  Operated by franchisees                                                          $ 5,439.9                   $ 5,030.2
  Operated by the Company                                                            2,179.1                     2,014.3
  Operated by affiliates                                                             1,203.8                     1,125.2
---------------------------------------------------------------------------------------------------------------------------------
      Systemwide sales                                                               8,822.8                     8,169.7
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  U.S.                                                                               1,151.3                     1,102.0
  Europe                                                                             1,156.2                       990.3
  Asia/Pacific                                                                         421.6                       376.3
  Latin America                                                                        163.6                       192.9
  Other                                                                                142.4                       143.4
---------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                 3,035.1                     2,804.9
---------------------------------------------------------------------------------------------------------------------------------
Restaurant margins

  Company-operated
  ----------------
  U.S.                                                                                  16.6%                       16.4%
  Outside the U.S.                                                                      16.6%                       17.9%

  Franchised
  ----------
  U.S.                                                                                  79.9%                       80.1%
  Outside the U.S.                                                                      78.1%                       79.8%
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                   $   711.6                   $   642.7
Income before provision for income taxes                                               600.7                       540.2
Net income                                                                             402.7                       362.2
Net income per common share                                                             0.30                        0.26*
Net income per common share - diluted                                                   0.29                        0.26*
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations                                                            716.9                       521.4
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        19,923.7                    18,416.2
Total shareholders' equity                                                           9,093.4                     9,122.0
---------------------------------------------------------------------------------------------------------------------------------

* Restated for 2-for-1 common stock split in March 1999.

RESTAURANTS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   AT MARCH 31, 1999                     1998
---------------------------------------------------------------------------------------------------------------------------------
By type
  Operated by franchisees                                                                     15,316                   14,366
  Operated by the Company                                                                      5,693                    5,065
  Operated by affiliates                                                                       3,946                    3,915
---------------------------------------------------------------------------------------------------------------------------------
      Systemwide restaurants                                                                  24,955                   23,346
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                         QUARTERS ENDED
                                                                                                          MARCH 31
                                                                                                1999                     1998
-----------------------------------------------------------------------------------------------------------------------------
Additions
  U.S.                                                                                           (10)*                     33
  Europe                                                                                          49                       57
  Asia/Pacific                                                                                    74                       91
  Latin America                                                                                   28                       18
  Other                                                                                           14                       15
---------------------------------------------------------------------------------------------------------------------------------
      Systemwide additions                                                                       155                      214
---------------------------------------------------------------------------------------------------------------------------------

* Includes the closing of about 30 low-volume satellite locations in 1999.

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


     (10) Material Contracts

          (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*

          (b) Profit Sharing Program, as amended and restated, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

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

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 1998.*

          (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

          (g) Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit A on pages 25-28 of McDonald's 1995 Proxy Statement and Notice of 1995 Annual Meeting of Shareholders dated April 12, 1995.*

          (h) Executive Retention Plan, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

     (12) Statement re:  Computation of Ratios

     (27) Financial Data Schedule

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

(b)  Reports on Form 8-K

  The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through May 13, 1999.

                                                       Financial Statements
       Date of Report           Item Number            Required to be Filed
       --------------           ------------           --------------------
           4/23/99                 Item 7                        No

                                   SIGNATURE
                                   ---------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                       McDONALD'S CORPORATION
                            (Registrant)



                       By     Michael L. Conley
                              ------------------
                              (Signature)

                            Michael L. Conley
                            Executive Vice President,
                            Chief Financial Officer




  May 13, 1999
  -------------------------