Form 10-Q
period 1999-06-30
MCDONALDS CORP
filed 1999-08-12
CIK 63908

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999


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


      Registrant's telephone number, including area code: (630) 623-3000
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    ------


                                 1,354,687,353
                             --------------------
                       (Number of shares of common stock
                        outstanding as of June 30, 1999)


================================================================================

                            McDONALD'S CORPORATION
                            ----------------------

                                     INDEX
                                     -----


                                                                  Page Reference
Part I.   Financial Information

          Item 1 - Financial Statements


               Condensed consolidated balance sheet,
               June 30, 1999 (unaudited) and
               December 31, 1998                                    3

               Condensed consolidated statement of
               income (unaudited), quarters and six months ended
               June 30, 1999 and 1998                               4

               Condensed consolidated statement of
               cash flows (unaudited), quarters and six months
               ended June 30, 1999 and 1998                         5

                   Financial comments (unaudited)                   6

          Item 2 - Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                        8

          Item 3 - Quantitative & Qualitative Disclosures
                   About Market Risk                               16

Part II.  Other Information

          Item 4 - Submission of Matters to a Vote of
                   Security Holders                                16

          Item 6 - Exhibits and Reports on Form 8-K                17

                   (a)  Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report             17

                   (b)  Reports on Form 8-K                        19

Signature                                                          20


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

-----------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------

                                                                               (unaudited)
In millions                                                                   June 30, 1999         December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                            $   407.8               $   299.2
Accounts and notes receivable                                                       643.6                   609.4
Inventories, at cost, not in excess of market                                        71.9                    77.3
Prepaid expenses and other current assets                                           297.2                   323.5
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                         1,420.5                 1,309.4
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                      2,716.9                 2,433.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                  21,581.0                21,758.0
Accumulated depreciation and amortization                                        (5,873.0)               (5,716.4)
-----------------------------------------------------------------------------------------------------------------------
     NET PROPERTY AND EQUIPMENT                                                  15,708.0                16,041.6
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $19,845.4               $19,784.4
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                   $   560.8               $   686.8
Accounts payable                                                                    422.0                   621.3
Income taxes                                                                        168.0                    94.2
Other taxes                                                                         154.3                   143.5
Accrued interest                                                                    122.6                   132.3
Other accrued liabilities                                                           652.5                   651.0
Current maturities of long-term debt                                                150.2                   168.0
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                    2,230.4                 2,497.1
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                    6,203.1                 6,188.6
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                  512.2                   492.6
DEFERRED INCOME TAXES                                                             1,117.7                 1,081.9
COMMON EQUITY PUT OPTIONS                                                           725.0                    59.5
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
     issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
     issued - 1,660.6 million                                                        16.6                    16.6
Additional paid-in capital                                                        1,117.7                   989.2
Guarantee of ESOP notes                                                            (148.9)                 (148.7)
Retained earnings                                                                14,667.9                13,879.6
Accumulated other comprehensive income                                             (841.6)                 (522.5)
Common stock in treasury, at cost; 305.9 and 304.4 million shares                (5,754.7)               (4,749.5)
-----------------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                   9,057.0                 9,464.7
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $19,845.4               $19,784.4
=======================================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                               Quarters ended       Six months ended
In millions, except                                               June 30               June 30
per common share data                                         1999       1998       1999       1998
-----------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                       $2,434.1   $2,270.4   $4,613.2   $4,284.7
Revenues from franchised and affiliated restaurants            973.0      910.4    1,829.0    1,701.0
-----------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                       3,407.1    3,180.8    6,442.2    5,985.7
-----------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                 1,985.2    1,843.7    3,803.2    3,507.1
Franchised restaurants - occupancy expenses                    180.4      166.5      359.2      324.6
Selling, general, and administrative expenses                  365.5      364.9      705.4      707.9
Other operating (income) expense                               (13.6)      (6.1)     (31.0)      (8.4)
Made for You costs                                               6.1        5.0       10.3        5.0
Special charge                                                     -      160.0          -      160.0
-----------------------------------------------------------------------------------------------------
        TOTAL OPERATING COSTS AND EXPENSES                   2,523.6    2,534.0    4,847.1    4,696.2
-----------------------------------------------------------------------------------------------------
OPERATING INCOME                                               883.5      646.8    1,595.1    1,289.5
-----------------------------------------------------------------------------------------------------
Interest expense                                                97.5      106.4      202.7      209.2
Nonoperating (income) expense                                   13.2        6.6       18.9        6.3
-----------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                       772.8      533.8    1,373.5    1,074.0
-----------------------------------------------------------------------------------------------------
Provision for income taxes                                     254.7      176.6      452.7      354.6
-----------------------------------------------------------------------------------------------------
NET INCOME                                                  $  518.1   $  357.2   $  920.8   $  719.4
=====================================================================================================
NET INCOME PER COMMON SHARE                                 $   0.38   $    .26   $   0.68   $    .52
NET INCOME PER COMMON SHARE - DILUTED                           0.37        .25       0.65        .51
-----------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                  $ .04875   $ .04500   $ .09750   $ .08625
-----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                      1,355.5    1,372.1    1,356.4    1,372.4
WEIGHTED AVERAGE SHARES - DILUTED                            1,405.6    1,415.1    1,407.1    1,409.4
-----------------------------------------------------------------------------------------------------

See accompanying Financial comments.

----------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------

                                                              Quarters ended      Six months ended
                                                                 June 30              June 30
In millions                                                   1999      1998      1999       1998
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 518.1   $ 357.2   $  920.8   $  719.4
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                             237.7     216.6      471.8      420.5
    Changes in operating working capital items                (35.8)    114.7       37.1       59.8
    Other                                                      45.9     (14.5)      53.1       (4.3)
---------------------------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATIONS                             765.9     674.0    1,482.8    1,195.4
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                          (417.8)   (455.6)    (754.0)    (857.5)
Purchases and sales of restaurant businesses and
  sales of property                                            77.1       4.3       49.9       11.5
Other                                                          20.5     (35.0)    (260.0)     (71.7)
---------------------------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                     (320.2)   (486.3)    (964.1)    (917.7)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and
  repayments                                                 (344.0)    160.2      (27.0)     182.2
Treasury stock purchases                                     (283.6)   (404.1)    (441.3)    (504.8)
Common stock dividends                                        (66.0)    (61.7)    (132.3)    (118.3)
Other                                                          95.5      89.0      190.5      146.7
---------------------------------------------------------------------------------------------------
      CASH USED FOR FINANCING ACTIVITIES                     (598.1)   (216.6)    (410.1)    (294.2)
---------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                     (152.4)    (28.9)     108.6      (16.5)
---------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                   560.2     353.8      299.2      341.4
---------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                       $ 407.8   $ 324.9   $  407.8   $  324.9
===================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 1999 do not necessarily indicate the results that may be expected for the full year.

  The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


Comprehensive Income

  Comprehensive income consists of net income and foreign currency translation adjustments and totaled $459.6 million and $283.9 million for the second quarters of 1999 and 1998, respectively, and $601.7 million and $606.4 million for the six months ended June 30, 1999 and 1998, respectively.


Per Common Share Information

  Common share amounts included in the accompanying financial statements have been restated for the 2-for-1 common stock split in March, 1999. Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 50.1 million shares and
43.0 million shares for the second quarters of 1999 and 1998, respectively, and
50.7 million shares and 36.9 million shares for the six months ended June 30, 1999 and 1998, respectively.


Common Equity Put Options

  At June 30, 1999, 17.3 million of common equity put options were outstanding, which expire at various dates through November 2000. The $725.0 million exercise price of the options outstanding was classified in common equity put options at June 30, 1999, and the related offset was recorded in common stock in treasury, net of premiums received.


Special Charge

  In the second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. The Company's home office productivity plan is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, the Company has reduced home office staffing by approximately 525 positions, is consolidating certain home office facilities and reduced other expenditures in a variety of areas. The $160 million charge was primarily comprised of costs associated with employee severance and outplacement and with the facilities consolidation.

  As of June 30, 1999, the remaining accrual, primarily for employee related costs, was approximately $73 million and is included in Other accrued liabilities in the Condensed Consolidated Balance Sheet. No significant adjustments have been made to the original plan approved by management in second quarter 1998.


New Accounting Standard - Financial Instruments

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement No. 137, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is
recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.



Segment Information

  The following table presents the Company's revenues and operating income by geographic segment:

                                                       Quarters ended        Six Months ended
                                                           June 30                June 30
                                                      1999        1998       1999         1998
-------------------------------------------------------------------------------------------------

REVENUES
     U.S.                                           $1,379.8    $1,316.8     $2,531.1    $2,418.8
     Europe                                          1,237.1     1,097.9      2,393.3     2,088.2
     Asia/Pacific                                      448.7       398.6        870.3       774.9
     Latin America                                     165.8       196.8        329.4       389.7
     Other                                             175.7       170.7        318.1       314.1
-------------------------------------------------------------------------------------------------
         TOTAL REVENUES                             $3,407.1    $3,180.8     $6,442.2    $5,985.7
-------------------------------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                           $  427.8    $  219.0(1)  $  741.9    $  495.7(1)
     Europe                                            303.5       278.6        556.3       502.4
     Asia/Pacific                                       93.9        76.0        185.2       155.8
     Latin America                                      25.7        39.1         57.6        78.1
     Other                                              32.6        34.1         54.1        57.5
-------------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME*                    $  883.5    $  646.8     $1,595.1    $1,289.5
-------------------------------------------------------------------------------------------------

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------

Dollars in millions, except
per common share data                                        Quarter ended June 30, 1999       Six months ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                          % Increase/                           % Increase/
                                                                          (Decrease)                            (Decrease)
                                                                        --------------                        ---------------
                                                             Amount     Reported   Adj/(1)/       Amount      Reported    Adj/(1)/
-----------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                            $9,920.4           7%    7%        $18,743.2            8%      8%
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                        2,434.1           7     7           4,613.2            8       8
Revenues from franchised and affiliated restaurants            973.0           7     7           1,829.0            8       8
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                             3,407.1           7     7           6,442.2            8       8
-----------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                 1,985.2           8     8           3,803.2            8       8
Franchised restaurants - occupancy costs                       180.4           8     8             359.2           11      11
Selling, general, and administrative expenses                  365.5           -     -             705.4            -       -
Other operating (income) expense                               (13.6)        N/M   N/M             (31.0)         N/M     N/M
Made for You costs                                               6.1         N/M   N/M              10.3          N/M     N/M
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                         2,523.6           -     6           4,847.1            3       7
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                               883.5          37    10           1,595.1           24      10
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                                                97.5          (8)   (8)            202.7           (3)     (3)
Nonoperating (income) expense                                   13.2         N/M   N/M              18.9          N/M     N/M
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME
TAXES                                                          772.8          45    11           1,373.5           28      11
-----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                     254.7          44    12             452.7           28      12
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $  518.1          45%   11%        $   920.8           28%     11%
=============================================================================================================================
NET INCOME PER COMMON SHARE                                 $   0.38          46%   12%        $    0.68           31%     13%
NET INCOME PER COMMON SHARE-DILUTED                             0.37          48    12              0.65           27      10
-----------------------------------------------------------------------------------------------------------------------------

  N/M  Not meaningful
  (1) Excluding the second quarter 1998 $160 million special charge ($110 million after tax or $.08 per share) related to the home office productivity initiative.

CONSOLIDATED OPERATING RESULTS

Net Income and Net Income per Common Share

     Excluding the second quarter 1998 special charge related to the home office productivity initiative of $160 million ($110 million after tax or $.08 per diluted share), net income increased 11 percent for the quarter and six months (13 and 12 percent in constant currencies, respectively). Diluted net income per common share increased 12 percent for the quarter and 10 percent for the six months (15 and 12 percent in constant currencies, respectively). Information in constant currencies excludes the effect of foreign currency translation on reported results. Reported net income and diluted net income per common share, including the second quarter 1998 special charge, increased 45 percent and 48 percent for the quarter and 28 percent and 27 percent for the six months, respectively.

     Weighted average shares outstanding for the second quarter and the six months were lower compared with the prior year primarily due to the Company's share repurchase program. During the first six months of 1999, the Company repurchased 12.8 million shares of its common stock for approximately $450 million, under its three-year, $3.5 billion program which is to be completed by the end of 2001. In the first six months of 1999, the Company granted 21.0 million stock options to its employees, including the annual grant, compared with 32.7 million for the first six months of 1998.

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

  On a global basis, the increases in sales and revenues for the quarter and six months were due to expansion and positive comparable sales. Foreign currency translation had a slightly negative effect on the Systemwide sales growth rate for the quarter, but had no impact on the growth rate for the six months.

  The negative impact of foreign currency translation on revenues was greater than that on Systemwide sales for both periods primarily because the stronger Japanese Yen had a greater positive currency translation effect on sales compared to revenues. This is due to our affiliate structure in Japan. Under this structure, we record a service fee in revenues based on a percentage of Japan's sales, whereas 100 percent of its sales are included in Systemwide sales. On a constant currency basis, revenues increased at a higher rate than sales in both periods due to the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants.


---------------------------------------------------------------------------------------------------------------------
Systemwide sales
Dollars in millions                          1999                  1998                 Increase/(Decrease)
---------------------------------------------------------------------------------------------------------------------
                                                                                       As               In Constant
                                                                                 Reported               Currencies*
---------------------------------------------------------------------------------------------------------------------
Quarters ended June 30
--------------------------------------------------------------------------------------------------------------------
U.S.                                       $ 5,175.6            $ 4,919.6           5%                      n/a
--------------------------------------------------------------------------------------------------------------------
Europe                                       2,387.3              2,182.1           9                       13%
--------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                 1,502.3              1,296.9          16                        8
--------------------------------------------------------------------------------------------------------------------
Latin America                                  402.1                420.2          (4)                      15
--------------------------------------------------------------------------------------------------------------------
Other                                          453.1                428.8           6                        8
--------------------------------------------------------------------------------------------------------------------
    Total Systemwide sales                 $ 9,920.4            $ 9,247.6           7%                        8%
---------------------------------------------------------------------------------------------------------------------
Six months ended June 30
---------------------------------------------------------------------------------------------------------------------
U.S.                                       $ 9,463.0            $ 9,038.8           5%                      n/a
--------------------------------------------------------------------------------------------------------------------
Europe                                       4,649.1              4,132.0          13                       13%
--------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                 3,013.6              2,630.9          15                        8
--------------------------------------------------------------------------------------------------------------------
Latin America                                  795.7                830.8          (4)                      16
--------------------------------------------------------------------------------------------------------------------
Other                                          821.8                784.8           5                        9
--------------------------------------------------------------------------------------------------------------------
    Total Systemwide sales                 $18,743.2            $17,417.3           8%                       8%
--------------------------------------------------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results n/a Not applicable


  U.S. sales increased due to positive comparable sales and restaurant expansion in both periods. Successful promotions such as Furby, Teenie Beanie Babies, Winnie the Pooh and Tarzan, combined with local market initiatives, such as our bagel launch in 45 percent of the U.S., contributed to the sales increase.

  In Europe, positive comparable sales and expansion drove the constant currency sales increases in both periods. Strong performances in Germany, Italy, Spain and the U.K. drove these increases. Sales growth in France also contributed to these increases.

  In Asia/Pacific, the constant currency sales increases were driven by expansion, partly offset by negative comparable sales for the quarter and six months. Positive comparable sales in Australia, expansion in Japan, and double-digit comparable sales growth in South Korea contributed to the segment's sales increases in both periods.

  In Latin America, constant currency sales increases for the quarter and six months were driven by expansion, partly offset by negative comparable sales. Sales in this segment continue to be negatively affected by the economic turmoil in Brazil, including the significant devaluation of the Brazilian Real. Strong positive comparable sales in Mexico and Venezuela in both periods contributed to the segment's increases.

Combined Operating Margins


Combined operating margins                             Quarters ended                          Six months ended
                                                          June 30                                  June 30
                                         ---------------------------------------------------------------------------------
                                                  1999                1998                1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Dollars in millions
--------------------------------------------------------------------------------------------------------------------------
Company-operated                                 $  448.9            $  426.7            $  810.0             $  777.6
--------------------------------------------------------------------------------------------------------------------------
Franchised                                          792.6               743.9             1,469.8              1,376.4
--------------------------------------------------------------------------------------------------------------------------
   Combined operating margins                    $1,241.5            $1,170.6            $2,279.8             $2,154.0
--------------------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
--------------------------------------------------------------------------------------------------------------------------
Company-operated                                     18.4%               18.8%               17.6%                18.1%
--------------------------------------------------------------------------------------------------------------------------
Franchised                                           81.5                81.7                80.4                 80.9
--------------------------------------------------------------------------------------------------------------------------

  Combined operating margin dollars increased $71 million for the quarter and $126 million for the six months, a six percent increase in both periods. These increases were primarily driven by expansion and positive comparable sales.

  Company-operated margins as a percent of sales decreased for both periods. Food & paper costs as a percent of sales increased for the quarter and decreased for the six months, while occupancy & other expenses as a percent of sales decreased for the quarter and increased for the six months. Payroll costs increased as a percent of sales for both periods.

  As a percent of sales, U.S. Company-operated margins increased for the quarter and six months. Lower food & paper costs and occupancy & other operating expenses were partly offset by higher payroll costs as a percent of sales for both periods.

  Outside the U.S., Company-operated margins decreased as a percent of sales for the quarter and six months. However, the second quarter trend was better than the first quarter. As a percent of sales, food & paper and payroll costs increased for the quarter and six months, while occupancy & other operating expenses were flat for the quarter and increased for the six months. Economic difficulties in Brazil and Russia negatively impacted the Company-operated margin percent outside the U.S., accounting for about 80 percent of the decline in both periods.

  Franchised margin dollars comprised more than 60 percent of the combined operating margins for both periods, the same as in the prior year. Franchised margin dollars increased seven percent for the quarter and the six months, while franchised margins as a percent of applicable revenues declined.

  As a percent of revenues, U.S. franchised margins increased slightly for the quarter and decreased slightly for the six months, reflecting higher occupancy costs, including rent expense, driven by an increase in the number of leased sites. Higher occupancy costs and the consolidation, for financial reporting purposes, of Sweden in 1999 negatively affected the franchised margin percent outside the U.S. in both periods. As with Company-operated margins the second quarter trend in the franchised margin percent outside the U.S. also improved compared with the first quarter.

Selling, General & Administrative Expenses

  Selling, general & administrative expenses were flat for the quarter and the six months. In the U.S., selling, general & administrative expenses decreased for both periods due to savings as a result of the home office productivity initiative. Outside the U.S., selling, general & administrative expenses increased at a rate substantially less than the sales growth rates for both periods. The consolidation, for financial reporting purposes, of Sweden in 1999 and spending to support restaurant development primarily drove the increases.
As a result of the home office productivity initiative, the Company expects to save about $100 million of selling, general & administrative expenses per year, beginning in 2000, with about two-thirds of the annual savings expected to be realized in 1999. About $15 million of these savings were realized in 1998.

Other Operating (Income) Expense


-------------------------------------------------------------------------------------------------------------------------------
Other operating (income) expense                            Quarters ended                          Six months ended
                                                               June 30                                  June 30
                                              ---------------------------------------------------------------------------------

Dollars in millions                                    1999                1998                1999                 1998
-------------------------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses              $(11.1)             $(14.0)              $(22.4)              $(22.0)
-------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated
 affiliates                                           (52.2)              (22.0)               (73.9)               (34.4)
-------------------------------------------------------------------------------------------------------------------------------
Other (income) expense                                 49.7                29.9                 65.3                 48.0
-------------------------------------------------------------------------------------------------------------------------------
  Other operating (income) expense                   $(13.6)             $ (6.1)              $(31.0)              $ (8.4)
-------------------------------------------------------------------------------------------------------------------------------
Made for You costs                                   $  6.1              $  5.0               $ 10.3               $  5.0
-------------------------------------------------------------------------------------------------------------------------------
Special charge                                            -              $160.0                    -               $160.0
-------------------------------------------------------------------------------------------------------------------------------

   Other operating (income) expense consists of transactions related to franchising and the food service business. The increase for both the quarter and the six months in equity in earnings of unconsolidated affiliates was primarily due to a gain from the sale of real estate in a U.S. partnership. Results in Japan, which benefited from a lower effective tax rate and the stronger Japanese Yen, also contributed to the increases. Other (income) expense increased for the quarter and six months primarily due to the write-off of software not used in the business. Costs associated with implementation of the Made for You food preparation system related primarily to accelerated depreciation on equipment being replaced in U.S. Company-operated restaurants. Also, the special charge in the second quarter 1998 reflected employee severance and outplacement, consolidation of facilities and other costs in connection with the home office productivity initiative.

Operating Income

  Excluding the second quarter 1998 special charge, consolidated operating income increased $77 million, or 10 percent for the quarter, and $146 million, or 10 percent for the six months. For both periods, these increases were driven by higher combined operating margin dollars and higher other operating income. Selling, general & administrative expenses were flat for both periods.


-------------------------------------------------------------------------------------------------------------------------
Operating Income**                           1999           1998                       Increase/(Decrease)
                                       ----------------------------------------------------------------------------------
                                                                                                 Excluding 1998
                                                                                                special charge/(1)/
-------------------------------------------------------------------------------------------------------------------------
Dollars in millions
                                                                             As                            In Constant
                                                                          Reported        Adjusted         Currencies*
-------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30
-------------------------------------------------------------------------------------------------------------------------
U.S.                                      $  427.8       $  219.0           95%             13%               n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                       303.5          278.6            9               9                 13%
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                  93.9           76.0           24              24                 16
-------------------------------------------------------------------------------------------------------------------------
Latin America                                 25.7           39.1          (34)            (34)               (16)
-------------------------------------------------------------------------------------------------------------------------
Other                                         32.6           34.1           (4)             (4)                (3)
-------------------------------------------------------------------------------------------------------------------------
    Total operating income                $  883.5       $  646.8           37%             10%                11%
-------------------------------------------------------------------------------------------------------------------------
Six months ended June 30
-------------------------------------------------------------------------------------------------------------------------
U.S.                                      $  741.9       $  495.7           50%             13%                n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                       556.3          502.4           11              11                 12%
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                 185.2          155.8           19              19                 14
-------------------------------------------------------------------------------------------------------------------------
Latin America                                 57.6           78.1          (26)            (26)                (7)
-------------------------------------------------------------------------------------------------------------------------
Other                                         54.1           57.5           (6)             (6)                (3)
-------------------------------------------------------------------------------------------------------------------------
    Total operating income                $1,595.1       $1,289.5           24%             10%                11%
-------------------------------------------------------------------------------------------------------------------------

*    Excluding the effect of foreign currency translation on reported results.
** For financial reporting purposes, Corporate selling, general & administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.
(1) Excluding the second quarter 1998 $160 million special charge related to the home office productivity initiative.
n/a  Not applicable

  Excluding the second quarter 1998 special charge, U.S. operating income increased $49 million, or 13 percent for the quarter and $86 million, or 13 percent for the six months. The increases in both periods were driven by higher combined operating margin dollars, higher other operating income and lower selling, general & administrative expenses.

  Europe's operating income increased 13 percent for the quarter and 12 percent for the six months in constant currencies. The strong results of Germany, Italy, Spain and the U.K. drove this segment's performance in both periods. Additionally, Europe's operating income benefited from the consolidation of Sweden, due to an increase in ownership, but was dampened by the difficult economic conditions in Russia, which began at the end of the third quarter 1998. Excluding Russia, Europe's constant currency operating income increased 18 percent for the quarter and 17 percent for the six months.

  Operating income in Asia/Pacific increased 16 percent for the quarter and 14 percent for the six months in constant currencies. The increases were driven by Japan, which benefited from a lower effective tax rate, and improved results in several Southeast Asian markets.

  Latin America's operating income decreased 16 percent for the quarter and seven percent for the six months in constant currencies. Difficult economic conditions in Brazil and other parts of the region, along with Brazil's currency devaluation, had a significant adverse effect on this segment's operating results. Strong results in Mexico and Venezuela partly offset the decrease in both periods. We are cautiously optimistic that improvements in the Brazilian economy and actions we have taken will lessen the negative effect in the second half of 1999.

Interest, Nonoperating and Income Taxes

  Lower interest expense in both periods reflected lower average interest rates, partly offset by higher average debt levels. In addition, weaker foreign currencies contributed to the decrease for the quarter.

  Nonoperating (income) expense in both periods reflected translation losses in 1999 compared with translation gains in 1998.

  The effective income tax rate was 33.0 percent for both periods of 1999 and 1998.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

  While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

  The primary currencies positively affecting reported results were the Japanese Yen in both periods as well as the Southeast Asian currencies for the six months. The Brazilian Real and British Pound had a negative effect on reported results in both periods, while the Euro, which encompasses 11 of our European markets including Germany and France, negatively affected results for the quarter.


---------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on worldwide                                                   Increase
reported results excluding the 1998 special charge                                              Over Prior Period/(1)/
---------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per               As          In Constant                          As            In Constant
common share data                          Reported       Currencies*        Change         Reported         Currencies*
---------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
 Systemwide sales                         $ 9,920.4         $ 9,987.0        $ 66.6            7%                 8%
---------------------------------------------------------------------------------------------------------------------------
 Total revenues                             3,407.1           3,489.5          82.4            7                 10
---------------------------------------------------------------------------------------------------------------------------
 Operating income                             883.5             896.6          13.1           10                 11
---------------------------------------------------------------------------------------------------------------------------
 Net income                                   518.1             529.1          11.0           11                 13
---------------------------------------------------------------------------------------------------------------------------
 Net income per common share - diluted          .37               .38           .01           12                 15
---------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
 Systemwide sales                         $18,743.2         $18,788.9        $ 45.7            8%                 8%
---------------------------------------------------------------------------------------------------------------------------
 Total revenues                             6,442.2           6,559.3         117.1            8                 10
---------------------------------------------------------------------------------------------------------------------------
 Operating income                           1,595.1           1,608.0          12.9           10                 11
---------------------------------------------------------------------------------------------------------------------------
 Net income                                   920.8             931.1          10.3           11                 12
---------------------------------------------------------------------------------------------------------------------------
 Net income per common share - diluted          .65               .66           .01           10                 12
---------------------------------------------------------------------------------------------------------------------------

*     Excluding the effect of foreign currency translation on reported results.
(1) Excluding the second quarter 1998 $160 million special charge ($110 million after tax or $.08 per diluted share) related to the home office productivity initiative.

MADE FOR YOU SYSTEM

  In 1998, the Company announced the introduction of Made for You, a new food preparation system that is expected to be installed in virtually all restaurants in the U.S. and Canada by the end of 1999. Nearly 9,500 restaurants, including all Canadian and about two-thirds of U.S. restaurants, are currently using the new system. Through advances in equipment and technology, the new system allows us to serve fresher, better-tasting food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. The Company is providing financial incentives of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company is also making additional payments in special cases where the conversion to Made for You is more extensive.

  In 1999, the Company expects to incur about $30 million related to the implementation of Made for You, consisting of about $15 million of incentive payments and $15 million of accelerated depreciation on equipment being replaced in Company-operated restaurants. The Company incurred $6.1 million in the second quarter and $10.3 million for the six months, primarily related to accelerated depreciation. The Company expects to use cash provided by operations to fund the financial incentive payments provided to owner/operators.


SPECIAL CHARGE


  In the second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. The Company's home office productivity plan is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, the Company has reduced home office staffing by approximately 525 positions, is consolidating certain home office facilities and reduced other expenditures in a variety of areas. The $160 million charge was primarily comprised of costs associated with employee severance and outplacement and with the facilities consolidation. The Company expects to use cash provided by operations to fund the remaining severance payments and other cash costs related to the productivity initiative.


FINANCIAL POSITION

  Free cash flow - cash provided by operations less capital expenditures -- for the six months ended June 30, 1999 increased $391 million to $729 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for share repurchases, debt repayments, and dividends. The consolidated capital expenditure decrease of 12.1% for the six months ended June 30, 1999 was primarily due to fewer restaurant additions, weaker foreign currencies and the continued focus on more efficient capital deployment. The Company expects to add about 1,750 restaurants this year, with approximately 90 percent in locations outside the U.S.


NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement No. 137, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item, through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

YEAR 2000

  The Company has assessed its computerized systems to determine their ability to correctly identify the Year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems which do not correctly identify the Year 2000. All necessary modifications, testing and replacements of significant systems have been completed, with one exception. For the remaining system, the Company has completed a majority of the modification and testing and has a planned completion date of October.

  In addition, the Company has assessed the extent to which its operations may be affected by the compliance efforts of its significant suppliers and owner/operators and is taking the necessary steps to minimize potential problems. The Company has implemented a Systemwide supply chain compliance monitoring program, which encompasses supplier risk assessment and compliance validation for significant suppliers. The assessment and compliance validation process has been completed for all key U.S. and global suppliers. The assessment and validation efforts are in progress for significant local suppliers in many of the Company's international markets and are scheduled to be completed by the end of the third quarter 1999. In addition, the Company has communicated the business risks associated with the Year 2000 to its owner/operators and is providing technical support to assist them in determining and resolving any Year 2000 issues experienced.

  Management does not expect Year 2000 issues relating to internal systems, its owner/operators or suppliers to pose significant operational or financial difficulties for the Company; however, in the unlikely event McDonald's, a significant number of its owner/operators or a significant number of its key suppliers are unable to resolve these issues in a timely manner, such matters could have a material impact on the Company's results of operations. In addition, failures related to Year 2000 issues by providers of infrastructure services could have a material adverse effect on results of operations.

  Contingency plans are being developed, to the extent feasible, to address Year 2000 issues that might arise at the Company, with its owner/operators, within the supply chain or by infrastructure service providers. The Company has completed contingency plans for all critical lines of business in home office and expects to complete the remaining plans for local markets by the end of the third quarter 1999. The plans include certain suppliers maintaining an increased inventory of critical products and equipment to ensure there is an adequate supply, developing alternative methods of transportation to deliver products to the restaurants and increasing restaurant support. In addition, the Company is establishing a global crisis management process to ensure the rapid response to and resolution of any unforeseen Year 2000 problems that may occur. The Company has also put a technology freeze in place, whereby no new systems or enhancements to existing systems will be implemented, from October 1, 1999 through February 15, 2000 to minimize the risk of unplanned disruptions to critical year-end processes.

  Modification and testing costs are expensed as incurred, while the costs of new systems are capitalized. The Company expects its total Year 2000 costs to be about $80 million, of which $77 million was spent through June 30, 1999, including $25 million of capitalized costs related to new systems. The total Year 2000 costs have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

  All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

EURO CONVERSION

  On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is now trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers. In addition, since the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to minimize its foreign currency risks, certain of these financial instruments are now being denominated in Euros.

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


FORWARD-LOOKING STATEMENTS

  Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the effectiveness of operating initiatives, advertising and promotional efforts, and Year 2000 compliance and Euro conversion efforts of the Company, its owner/operators, suppliers and service providers, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and government regulation; and accounting policies and practices.

--------------------------------------------------------------------------------
SECOND QUARTER AND SIX MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                        Quarters ended          Six months ended
                                                           June 30                  June 30
Dollars in millions                                    1999        1998        1999         1998
---------------------------------------------------------------------------------------------------

Systemwide sales by type
       Operated by franchisees                     $6,258.6    $5,831.5   $11,698.5    $10,861.7
       Operated by the Company                      2,434.1     2,270.4     4,613.2      4,284.7
       Operated by affiliates                       1,227.7     1,145.7     2,431.5      2,270.9
---------------------------------------------------------------------------------------------------
            Systemwide sales                        9,920.4     9,247.6    18,743.2     17,417.3
---------------------------------------------------------------------------------------------------
Restaurant margins
       Company-operated
       ----------------
       U.S.                                            19.4%       18.9%       18.1%        17.8%
       Outside the U.S.                                18.0%       18.7%       17.3%        18.3%

       Franchised
       ----------
       U.S.                                            82.5%       82.4%       81.3%        81.4%
       Outside the U.S.                                80.0%       80.7%       79.1%        80.3%
---------------------------------------------------------------------------------------------------
Operating income (1)                               $  883.5    $  646.8   $ 1,595.1    $ 1,289.5
Income before provision for income taxes (1)          772.8       533.8     1,373.5      1,074.0
Net income (1)                                        518.1       357.2       920.8        719.4
Net income per common share (1)                        0.38        0.26*       0.68         0.52*
Net income per common share - diluted (1)              0.37        0.25*       0.65         0.51*
---------------------------------------------------------------------------------------------------
Cash provided by operations                        $  765.9    $  674.0   $ 1,482.8    $ 1,195.4
Property and equipment expenditures                   417.8       455.6       754.0        857.5
Free cash flow                                        348.1       218.4       728.8        337.9
---------------------------------------------------------------------------------------------------
Total assets                                                              $19,845.4    $18,849.6
Total shareholders' equity                                                  9,057.0      8,851.7
---------------------------------------------------------------------------------------------------

*    Restated for 2-for-1 common stock split in March 1999.
(1) Includes the $160 million pre-tax special charge ($110 million after tax or $.08 per share) related to the home office productivity initiative recorded in second quarter 1998.

RESTAURANTS

--------------------------------------------------------------------------------
                              At June 30,  1999                   1998
--------------------------------------------------------------------------------
By type
   Operated by franchisees               15,565                 14,556
   Operated by the Company                5,725                  5,283
   Operated by affiliates                 4,051                  3,887
---------------------------------------------------------------------------------
      Systemwide restaurants             25,341                 23,726
---------------------------------------------------------------------------------


                                      Quarters ended                           Six months ended
                                          June 30                                   June 30
                                  1999               1998                 1999                   1998
--------------------------------------------------------------------------------------------------------
Additions
     U.S.                          28                 (7)                   18                     26
     Europe                        88                133                   137                    190
     Asia/Pacific                 132                177                   206                    268
     Latin America                121                 51                   149                     69
     Other                         17                 26                    31                     41
--------------------------------------------------------------------------------------------------------
       Systemwide additions       386                380                   541                    594
--------------------------------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  There are no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 1998 regarding this matter.



                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 20, 1999.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of four directors to serve until the 2002 Annual Meeting of Shareholders, (2) the approval of auditors and (3) a shareholder proposal to declassify the Board of Directors. The voting results are as follows:

     (1) Each nominee was elected by a vote of the shareholders as follows:


         Director                For                            Withheld
         -------                 ---                            --------
         Hall Adams, Jr          1,178,046,219                  6,949,141
         Gordon C. Gray          1,177,558,893                  7,436,467
         Terry L. Savage         1,178,212,155                  6,783,205
         Fred L. Turner          1,178,450,625                  6,544,735

         Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:


         Term Expiring in 2000                      Term Expiring in 2001
         ---------------------                      ---------------------
         James R. Cantalupo                         Jack M. Greenberg
         Enrique Hernandez, Jr.                     Donald G. Lubin
         Donald R. Keough                           Walter E. Massey
         Michael R. Quinlan                         Andrew J. McKenna
         B. Blair Vedder                            Roger W. Stone
                                                    Robert N. Thurston

     (2) The proposal to approve the appointment of independent auditors was approved by shareholders as follows:


         For                      Against                       Abstain
         ---                      -------                       -------
         1,179,520,132            1,903,309                     3,571,919


     (3) The shareholder proposal to declassify the board was not approved by shareholders as follows:


         For                      Against                       Abstain                       Non-Votes
         ---                      -------                       -------                       ---------
         444,673,383              536,919,196                   12,119,939                    191,282,842

(d)  Not Applicable.

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

               (vi) 6-3/4% Notes due February 15, 2003. Form of Supplemental Indenture No. 20 incorporated herein by reference from Exhibit (4) of Form 8-K dated
                         March 1, 1993.

               (vii) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated
                         July 15, 1993.

               (viii) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-60939), dated
                         July 13, 1995.

               (ix) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 5, 1995.

               (x) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated November 13, 1995.

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

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, filed herewith.*

          (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

          (g)  1999 Non-Employee Director Stock Option Plan, filed herewith.*

          (h) Executive Retention Plan, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

     (12) Statement re:  Computation of Ratios

     (27) Financial Data Schedule

_______________________
  * Denotes compensatory plan.

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

(b)  Reports on Form 8-K

          The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 12, 1999.


                                                       Financial Statements
           Date of Report         Item Number          Required to be Filed
           --------------         -----------          --------------------
           4/23/99                  Item 7                       No

                                   SIGNATURE
                                ---------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            McDONALD'S CORPORATION
                                 (Registrant)



                              By  Michael L. Conley
                                  ---------------------
                                  (Signature)

                                  Michael L. Conley
                                  Executive Vice President,
                                  Chief Financial Officer




August 12, 1999
---------------