Form 10-Q
period 1999-09-30
MCDONALDS CORP
filed 1999-11-10
CIK 63908

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to __________

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


      Registrant's telephone number, including area code: (630) 623-3000
     --------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No _____
    ---

                                 1,354,019,453
                            ----------------------
                       (Number of shares of common stock
                     outstanding as of September 30, 1999)

================================================================================

                            McDONALD'S CORPORATION
                            ----------------------

                                     INDEX
                                     -----


                                                                           Page Reference
Part I.   Financial Information
          Item 1 - Financial Statements

               Condensed consolidated balance sheet,
               September 30, 1999 (unaudited) and                                   3
               December 31, 1998

               Condensed consolidated statement of
               income (unaudited), quarters and nine months ended
               September 30, 1999 and 1998                                          4

               Condensed consolidated statement of
               cash flows (unaudited), quarters and nine months
               ended September 30, 1999 and 1998                                    5

                   Financial comments (unaudited)                                   6

          Item 2 - Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                        8

          Item 3 - Quantitative & Qualitative Disclosures
                   About Market Risk                                               17

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                                17

              (a)  Exhibits
                     The exhibits listed in the
                     accompanying Exhibit Index are
                     filed as part of this report                                  17

              (b)  Reports on Form 8-K                                             19

          Signature                                                                20

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

---------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------

                                                                         (unaudited)
In millions                                                          September 30, 1999       December 31, 1998
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                          $   424.8               $   299.2
Accounts and notes receivable                                                     607.9                   609.4
Inventories, at cost, not in excess of market                                      76.0                    77.3
Prepaid expenses and other current assets                                         284.9                   323.5
---------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                  1,393.6                 1,309.4
---------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                    2,933.1                 2,433.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                22,215.3                21,758.0
Accumulated depreciation and amortization                                      (6,075.2)               (5,716.4)
---------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                           16,140.1                16,041.6
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $20,466.8               $19,784.4
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                 $   682.5               $   686.8
Accounts payable                                                                  448.8                   621.3
Income taxes                                                                      142.0                    94.2
Other taxes                                                                       154.7                   143.5
Accrued interest                                                                  114.5                   132.3
Other accrued liabilities                                                         662.5                   651.0
Current maturities of long-term debt                                              149.8                   168.0
---------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                             2,354.8                 2,497.1
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                  6,288.8                 6,188.6
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                561.8                   492.6
DEFERRED INCOME TAXES                                                           1,071.5                 1,081.9
COMMON EQUITY PUT OPTIONS                                                         693.4                    59.5
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                        16.6                    16.6
Additional paid-in capital                                                      1,202.4                   989.2
Guarantee of ESOP notes                                                          (149.0)                 (148.7)
Retained earnings                                                              15,142.5                13,879.6
Accumulated other comprehensive income                                           (796.3)                 (522.5)
Common stock in treasury, at cost; 306.6 and 304.4 million shares              (5,919.7)               (4,749.5)
---------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                            9,496.5                 9,464.7
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $20,466.8               $19,784.4
===============================================================================================================

See accompanying Financial comments.

-------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                               Quarters ended        Nine months ended
In millions, except                                             September 30           September 30
per common share data                                          1999      1998        1999         1998
-------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                       $2,474.4   $2,305.7    $7,087.6    $6,590.4
Revenues from franchised and affiliated restaurants            969.8      909.3     2,798.8     2,610.3
-------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                            3,444.2    3,215.0     9,886.4     9,200.7
-------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                 2,015.6    1,868.2     5,818.8     5,375.3
Franchised restaurants - occupancy expenses                    186.8      172.0       546.0       496.6
Selling, general, and administrative expenses                  368.0      358.5     1,073.4     1,066.4
Other operating (income) expense                               (40.9)     (29.5)      (71.9)      (37.9)
Made for You costs                                               7.0       10.6        17.3        15.6
Special charge                                                     -          -           -       160.0
-------------------------------------------------------------------------------------------------------
   TOTAL OPERATING COSTS AND EXPENSES                        2,536.5    2,379.8     7,383.6     7,076.0
-------------------------------------------------------------------------------------------------------
OPERATING INCOME                                               907.7      835.2     2,502.8     2,124.7
-------------------------------------------------------------------------------------------------------
Interest expense                                                95.4      102.8       298.1       312.0
Nonoperating (income) expense                                   12.0       15.1        30.9        21.4
-------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                       800.3      717.3     2,173.8     1,791.3
-------------------------------------------------------------------------------------------------------
Provision for income taxes                                     259.4      235.1       712.1       589.7
-------------------------------------------------------------------------------------------------------
NET INCOME                                                  $  540.9   $  482.2    $1,461.7    $1,201.6
=======================================================================================================
NET INCOME PER COMMON SHARE                                 $   0.40   $   0.35    $   1.08    $   0.88
NET INCOME PER COMMON SHARE - DILUTED                           0.39       0.34        1.04        0.85
-------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                  $ .04875   $ .04500    $ .14653    $ .13125
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                      1,354.7    1,362.1     1,355.8     1,369.0
WEIGHTED AVERAGE SHARES - DILUTED                            1,403.1    1,404.7     1,405.4     1,408.4
-------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

-----------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                              Quarters ended      Nine months ended
                                                               September 30          September 30
In millions                                                   1999      1998      1999         1998
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $ 540.9   $ 482.2   $ 1,461.7   $ 1,201.6
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                             248.6     227.8       720.4       648.3
    Changes in operating working capital items                153.4      66.2       190.5       126.0
    Other                                                     (52.6)     25.8         0.5        21.5
-----------------------------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATIONS                             890.3     802.0     2,373.1     1,997.4
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                          (491.7)   (492.6)   (1,245.7)   (1,350.1)
Purchases and sales of restaurant businesses and
 sales of property                                           (106.6)     23.1      (133.7)       32.9
Other                                                         (82.0)    (13.0)     (265.0)      (83.0)
-----------------------------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                     (680.3)   (482.5)   (1,644.4)   (1,400.2)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and
 repayments                                                   124.8     207.9        97.8       390.1

Treasury stock purchases                                     (202.6)   (544.3)     (643.9)   (1,049.1)
Common stock dividends                                        (66.4)    (61.2)     (198.7)     (179.5)
Other                                                         (48.8)     57.5       141.7       204.2
-----------------------------------------------------------------------------------------------------
      CASH USED FOR FINANCING ACTIVITIES                     (193.0)   (340.1)     (603.1)     (634.3)
-----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                       17.0     (20.6)      125.6       (37.1)
-----------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                   407.8     324.9       299.2       341.4
-----------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                       $ 424.8   $ 304.3   $   424.8   $   304.3
=====================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 1999 do not necessarily indicate the results that may be expected for the full year.

   The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

   Comprehensive income consists of net income and foreign currency translation adjustments and totaled $586.2 million and $513.6 million for the third quarters of 1999 and 1998, respectively, and $1,187.9 million and $1,120.0 million for the nine months ended September 30, 1999 and 1998, respectively.

Per Common Share Information

   Common share amounts included in the accompanying financial statements have been restated for the 2-for-1 common stock split in March, 1999. Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 48.4 million shares and
42.6 million shares for the third quarters of 1999 and 1998, respectively, and
49.6 million shares and 39.4 million shares for the nine months ended September 30, 1999 and 1998, respectively.

Common Equity Put Options

   At September 30, 1999, 16.6 million of common equity put options were outstanding, which expire at various dates through November 2000. The $693.4 million exercise price of the options outstanding was classified in common equity put options at September 30, 1999, and the related offset was recorded in common stock in treasury, net of premiums received.

Special Charge

   In the second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. The Company's home office productivity plan is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, the Company has reduced home office staffing by approximately 525 positions, is consolidating certain home office facilities and has reduced other expenditures in a variety of areas. The $160 million charge was primarily comprised of costs associated with employee severance and outplacement and with the facilities consolidation.

   As of September 30, 1999, the remaining accrual, primarily for employee related costs, was approximately $58 million and is included in Other accrued liabilities in the Condensed Consolidated Balance Sheet. No significant adjustments have been made to the original plan approved by management in second quarter 1998.

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

Segment Information

   McDonald's operates primarily in the quick-service hamburger restaurant business, which we refer to as "Brand McDonald's". The Company also operates other branded restaurants: Donatos Pizza, Chipotle Mexican Grill and Aroma Cafe. Collectively these three businesses are referred to as "Other Brands". For the quarter and nine months ended September 30, 1999, Brand McDonald's comprised virtually all of consolidated operating results.

   The following table presents the Company's revenues and operating income by geographic segment:

                                                      Quarters ended          Nine Months ended
                                                       September 30             September 30
                                                    1999/(1)/   1998         1999/(1)/     1998
------------------------------------------------------------------------------------------------------
REVENUES
  U.S.                                           $1,303.1     $1,240.9      $3,834.2     $3,659.7
  Europe                                          1,258.0      1,165.1       3,651.3      3,253.3
  Asia/Pacific                                      503.9        434.2       1,374.2      1,209.1
  Latin America                                     174.2        203.7         503.6        593.4
  Other                                             182.8        171.1         500.9        485.2
------------------------------------------------------------------------------------------------------
    TOTAL REVENUES                               $3,422.0     $3,215.0      $9,864.2     $9,200.7
------------------------------------------------------------------------------------------------------
OPERATING INCOME
  U.S.                                           $  389.6     $  350.6      $1,132.8     $  846.3/(2)/
  Europe                                            324.8        303.7         881.1        806.1
  Asia/Pacific                                      119.8         98.9         305.0        254.7
  Latin America                                      36.5         46.4          94.1        124.5
  Other                                              38.3         35.6          92.4         93.1
------------------------------------------------------------------------------------------------------
    TOTAL OPERATING INCOME*                      $  909.0     $  835.2      $2,505.4     $2,124.7
------------------------------------------------------------------------------------------------------

* Corporate selling, general & administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.
(1) Total revenues exclude $22.2 million for the third quarter and nine months ended September 30, 1999 related to Other Brands. Total Operating Income excludes a $1.3 million operating loss during the third quarter 1999 and a $2.6 million operating loss for the nine months ended September 30, 1999 related to Other Brands.
(2) Includes the $160 million special charge related to the home office productivity initiative recorded in the second quarter 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

-----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
-----------------------------------------------------------------------------------------------------------------------------


Dollars in millions, except                                     Quarter ended                  Nine months ended
per common share data                                        September 30, 1999               September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          % Increase/
                                                                       % Increase/                         (Decrease)
                                                                                                     ------------------------
                                                            Amount      (Decrease)         Amount    Reported   Adjusted/(1)/
-----------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                           $9,997.8             8%       $28,741.0          8%         8%
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                       2,474.4             7          7,087.6          8          8
Revenues from franchised and affiliated restaurants           969.8             7          2,798.8          7          7
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                            3,444.2             7          9,886.4          7          7
-----------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                2,015.6             8          5,818.8          8          8
Franchised restaurants - occupancy costs                      186.8             9            546.0         10         10
Selling, general, and administrative expenses                 368.0             3          1,073.4          1          1
Other operating (income) expense                              (40.9)           N/M           (71.9)        N/M        N/M
Made for You costs                                              7.0            N/M            17.3         N/M        N/M
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                        2,536.5             7          7,383.6          4          7
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                              907.7             9          2,502.8         18         10
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                                               95.4            (7)           298.1         (4)        (4)
Nonoperating (income) expense                                  12.0            N/M            30.9         N/M        N/M
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                      800.3            12          2,173.8         21         11
-----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                    259.4            10            712.1         21         11
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $  540.9            12%       $ 1,461.7         22%        11%
=============================================================================================================================
NET INCOME PER COMMON SHARE                                $   0.40            14%       $    1.08         23%        13%
NET INCOME PER COMMON SHARE-DILUTED                            0.39            15             1.04         22         12
-----------------------------------------------------------------------------------------------------------------------------

N/M Not meaningful
(1) Excluding the second quarter 1998 $160 million special charge ($110 million after tax or $.08 per share) related to the home office productivity initiative.

CONSOLIDATED OPERATING RESULTS

Net Income and Net Income per Common Share - Diluted

   Net income and diluted net income per common share increased 12 and 15 percent for the quarter, respectively (14 and 15 percent in constant currencies). For the nine months, net income increased 11 percent and diluted net income per common share increased 12 percent (13 percent for both in constant currencies), excluding the $160 million second quarter 1998 special charge related to the home office productivity initiative ($110 million after tax or $.08 per diluted share). Information in constant currencies excludes the effect of foreign currency translation on reported results. Including the second quarter 1998 special charge, both reported net income and diluted net income per common share increased 22 percent for the nine months.

   Weighted average shares outstanding for the third quarter and the nine months were lower compared with the prior year, due to the Company's share repurchase program. During the first nine months of 1999, the Company repurchased 17.5 million shares of its common stock for approximately $654.0 million, under its three-year, $3.5 billion program, which is scheduled to be completed by the end of 2001. Since the beginning of the program in fourth quarter 1998, the Company has repurchased 27.7 million shares for approximately $973.5 million through September 30, 1999.

OPERATING RESULTS

   McDonald's operates primarily in the quick-service hamburger restaurant business, which we refer to as "Brand McDonald's". The Company also operates other branded restaurants: Donatos Pizza, Chipotle Mexican Grill and Aroma Cafe. Collectively these three businesses are referred to as "Other Brands". For the quarter and nine months ended September 30, 1999, Brand McDonald's comprised virtually all of consolidated operating results.

   The following discussion includes only Brand McDonald's. Refer to the table on page twelve for summarized financial information of our Other Brands.

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

   On a global basis, the increases in sales and revenues for the quarter and nine months were due to expansion and positive comparable sales. Foreign currency translation had no impact on the total Systemwide sales growth rate for either the quarter or the nine months. However, it had a negative impact on the growth rate in revenues for both periods, primarily because the stronger Japanese Yen had a greater positive currency translation effect on sales. This is due to our affiliate structure in Japan. Under this structure, we record a service fee in revenues based on a percentage of Japan's sales, whereas 100 percent of its sales are included in Systemwide sales. On a constant currency basis, revenues increased at a higher rate than sales in both periods due to the higher unit growth rate of Company-operated restaurants outside the U.S. relative to Systemwide restaurants.

----------------------------------------------------------------------------------------------------------------------
Systemwide sales -
Brand McDonald's
Dollars in millions                                 1999               1998                   Increase/(Decrease)
----------------------------------------------------------------------------------------------------------------------
                                                                                              As         In Constant
                                                                                        Reported         Currencies*
----------------------------------------------------------------------------------------------------------------------
Quarters ended September 30
----------------------------------------------------------------------------------------------------------------------
U.S.                                           $ 4,870.8          $ 4,600.9                    6%                  n/a
----------------------------------------------------------------------------------------------------------------------
Europe                                           2,458.1            2,349.4                    5                  10%
----------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                     1,725.1            1,416.0                   22                   6
----------------------------------------------------------------------------------------------------------------------
Latin America                                      431.9              445.8                   (3)                 19
----------------------------------------------------------------------------------------------------------------------
Other                                              475.6              434.1                   10                   9
----------------------------------------------------------------------------------------------------------------------
    Total Systemwide sales                     $ 9,961.5          $ 9,246.2                    8%                  8%
----------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
----------------------------------------------------------------------------------------------------------------------
U.S.                                           $14,324.0          $13,639.7                    5%                  n/a
----------------------------------------------------------------------------------------------------------------------
Europe                                           7,107.2            6,481.4                   10                  12%
----------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                     4,738.7            4,046.9                   17                   7
----------------------------------------------------------------------------------------------------------------------
Latin America                                    1,227.6            1,276.6                   (4)                 17
----------------------------------------------------------------------------------------------------------------------
Other                                            1,297.4            1,218.9                    6                   9
----------------------------------------------------------------------------------------------------------------------
    Total Systemwide sales                     $28,694.9          $26,663.5                    8%                  8%
----------------------------------------------------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results. n/a Not applicable

   U.S. sales increased due to positive comparable sales and restaurant expansion for the quarter and the nine months. Successful promotions such as Furby, Teenie Beanie Babies, Winnie the Pooh, Tarzan and Inspector Gadget, combined with local market initiatives, such as our breakfast bagel sandwich launch in over 50 percent of the U.S. restaurants, contributed to the sales increases.

   In Europe, positive comparable sales and expansion drove the constant currency sales increases for the quarter and the nine months. Strong performances in France, Germany, Italy, Spain, and the U.K. drove these increases in both periods.

   In Asia/Pacific, the constant currency sales increases were driven by expansion, partly offset by negative comparable sales for the quarter and nine months. Expansion in Japan, as well as positive comparable sales in Australia and South Korea, contributed to the segment's sales increases in both periods.

   In Latin America, positive comparable sales and expansion drove the constant currency sales increase for the quarter. The results for the nine months were driven by expansion, partly offset by negative comparable sales. Brazil contributed to the increases due to expansion for both periods and positive comparable sales for the quarter. Both periods benefited from continued positive comparable sales in Mexico and Venezuela.


Combined Operating Margins

---------------------------------------------------------------------------------------------------------------
Combined operating margins -                         Quarters ended                       Nine months ended
Brand McDonald's                                      September 30                          September 30
                                              --------------------------           ----------------------------
                                                  1999              1998               1999               1998
---------------------------------------------------------------------------------------------------------------
Dollars in millions
---------------------------------------------------------------------------------------------------------------
Company-operated                              $  455.3          $  437.5           $1,265.3           $1,215.1
---------------------------------------------------------------------------------------------------------------
Franchised                                       782.7             737.3            2,252.5            2,113.7
---------------------------------------------------------------------------------------------------------------
  Combined operating margins                  $1,238.0          $1,174.8           $3,517.8           $3,328.8
---------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
---------------------------------------------------------------------------------------------------------------
Company-operated                                  18.6%             19.0%              17.9%              18.4%
---------------------------------------------------------------------------------------------------------------
Franchised                                        80.7              81.1               80.5               81.0
---------------------------------------------------------------------------------------------------------------

   Combined operating margin dollars increased $63 million, or five percent for the quarter and $189 million, or six percent for the nine months. These increases were primarily driven by expansion and positive comparable sales.

   Company-operated margins as a percent of sales decreased for both periods. Food & paper costs as a percent of sales increased for the quarter and were flat for the nine months. Payroll costs increased as a percent of sales for both periods, while occupancy & other expenses as a percent of sales were flat for the quarter and increased for the nine months.

   As a percent of sales, U.S. Company-operated margins decreased for the quarter and increased for the nine months. Food & paper costs as a percent of sales decreased for both periods, while payroll costs increased for both periods. Occupancy & other operating expenses increased for the quarter and were flat for the nine months.

   Outside the U.S., Company-operated margins decreased as a percent of sales for the quarter and nine months. As a percent of sales, food & paper and payroll costs increased for the quarter and nine months, while occupancy & other operating expenses were flat for the quarter and increased for the nine months. Economic difficulties in Brazil and Russia negatively impacted the Company-operated margin percent outside the U.S., accounting for about 70 percent of the decline for both periods.

   Franchised margin dollars comprised more than 60 percent of the combined operating margins for both periods, the same as in the prior year. Franchised margin dollars increased six percent for the quarter and seven percent for the nine months, while franchised margins as a percent of applicable revenues decreased for the quarter and the nine months.

   As a percent of revenues, U.S. franchised margins increased for the quarter and the nine months, primarily due to positive comparable sales growth. Higher occupancy costs and the consolidation, for financial reporting purposes, of Sweden in 1999 negatively affected the franchised margin percent outside the U.S. in both periods.

Selling, General & Administrative Expenses

   Selling, general & administrative expenses increased two percent for the quarter and were flat for the nine months. In the U.S., selling, general & administrative expenses decreased for both periods due to savings as a result of the home office productivity initiative. This decrease was less in the quarter than for the nine months since the productivity initiative savings were realized beginning in third quarter 1998 and due to an increase in performance based incentive compensation in third quarter 1999. Outside the U.S., selling, general & administrative expenses increased at a rate substantially less than the sales growth rates for both periods. The consolidation, for financial reporting purposes, of Sweden in 1999 and spending to support restaurant development primarily drove the increases. As a result of the home office productivity initiative, the Company expects to save about $100 million of selling, general & administrative expenses per year, beginning in 2000, with about two-thirds of the annual savings expected to be realized in 1999. About $15 million of these savings were realized in 1998.

Other Operating (Income) Expense
-------------------------------------------------------------------------------------------------------------------------
Other operating (income) expense -                               Quarters ended                     Nine months ended
Brand McDonald's                                                  September 30                        September 30
                                                            ------------------------           --------------------------
Dollars in millions                                           1999              1998              1999              1998
-------------------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                     $(16.2)           $(10.5)          $ (38.6)           $(32.5)
-------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates              (36.5)            (31.5)           (111.7)            (65.9)
-------------------------------------------------------------------------------------------------------------------------
Other (income) expense                                         9.8              12.5              75.1              60.5
------------------------------------------------------------------------------------------------------------------------
   Other operating (income) expense                         $(42.9)           $(29.5)          $ (75.2)           $(37.9)
------------------------------------------------------------------------------------------------------------------------
Made for You costs                                          $  7.0            $ 10.6           $  17.3            $ 15.6
------------------------------------------------------------------------------------------------------------------------
Special charge                                                   -                 -                 -            $160.0
------------------------------------------------------------------------------------------------------------------------

   Other operating (income) expense consists of transactions related to franchising and the food service business. The increase for the nine months in equity in earnings of unconsolidated affiliates was primarily due to a second quarter gain from the sale of real estate in a U.S. partnership. Results in Japan, which benefited from a lower effective tax rate and the stronger Japanese Yen, also contributed to the increases for both periods. Costs associated with implementation of the Made for You food preparation system related primarily to accelerated depreciation on equipment being replaced in U.S. Company-operated restaurants. The special charge in the second quarter 1998 reflected employee severance and outplacement, consolidation of facilities and other costs in connection with the home office productivity initiative.

Operating Income

   Operating income increased $74 million, or nine percent for the quarter, and $221 million, or ten percent for the nine months, excluding the second quarter 1998 special charge. For both periods, these increases were primarily driven by higher combined operating margin dollars and higher other operating income, partly offset by weaker foreign currencies.

-------------------------------------------------------------------------------------------------------------
Operating income -                            1999           1998                   Increase/(Decrease)
Brand McDonald's (1)
-------------------------------------------------------------------------------------------------------------
Dollars in millions                                                                      As       In Constant
                                                                                   Reported       Currencies*
-------------------------------------------------------------------------------------------------------------
Quarters ended September 30
-------------------------------------------------------------------------------------------------------------
U.S.                                           $  389.6       $  350.6               11%              n/a
-------------------------------------------------------------------------------------------------------------
Europe                                            324.8          303.7                7                12%
-------------------------------------------------------------------------------------------------------------
Asia/Pacific                                      119.8           98.9               21                 9
-------------------------------------------------------------------------------------------------------------
Latin America                                      36.5           46.4              (21)                1
-------------------------------------------------------------------------------------------------------------
Other                                              38.3           35.6                8                 7
-------------------------------------------------------------------------------------------------------------
    Total operating income                     $  909.0       $  835.2                9%               11%
-------------------------------------------------------------------------------------------------------------
Nine months ended September 30
-------------------------------------------------------------------------------------------------------------
U.S. (2)                                       $1,132.8       $  846.3               34%              n/a
-------------------------------------------------------------------------------------------------------------
Europe                                            881.1          806.1                9                12%
-------------------------------------------------------------------------------------------------------------
Asia/Pacific                                      305.0          254.7               20                12
-------------------------------------------------------------------------------------------------------------
Latin America                                      94.1          124.5              (24)               (4)
-------------------------------------------------------------------------------------------------------------
Other                                              92.4           93.1               (1)                1
-------------------------------------------------------------------------------------------------------------
    Total operating income (2)                 $2,505.4       $2,124.7               18                19
-------------------------------------------------------------------------------------------------------------

*   Excluding the effect of foreign currency translation on reported results.
(1) For financial reporting purposes, Corporate selling, general & administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.
(2) Excluding the second quarter 1998 $160 million special charge related to the home office productivity initiative, U.S. operating income increased 13% and total operating income increased 10%, 11% in constant currencies.
n/a Not applicable

    U.S. operating income increased $39 million, or 11 percent for the quarter and increased $127 million, or 13 percent for the nine months, excluding the second quarter 1998 special charge. The increases in both periods were driven by higher combined operating margin dollars, higher other operating income and lower selling, general & administrative expenses.

   Europe's operating income increased 12 percent for both the quarter and nine months in constant currencies. The strong results in France, Germany, Italy, Spain and the U.K. drove this segment's performance in both periods. Additionally, Europe's operating income benefited from the consolidation of Sweden, due to an increase in ownership, but was dampened by the difficult economic conditions in Russia, which began in September 1998. Excluding Russia, Europe's constant currency operating income increased 15 percent for the quarter and 16 percent for the nine months.

   Operating income in Asia/Pacific increased nine percent for the quarter and 12 percent for the nine months in constant currencies, despite Japan's economic weakness and difficult comparisons with strong third quarter 1998 price-value promotions. For the quarter, the increase was primarily due to strong results in Australia and improved results in China, and for the nine months the increase was primarily due to Japan, which benefited from a lower effective tax rate. In both periods, improved results in several Southeast Asia markets contributed to the increases.

   The late September earthquake in Taiwan will likely temper fourth quarter results for Asia/Pacific, due primarily to its temporary negative impact on consumer spending patterns.

   Latin America's operating income increased one percent for the quarter and decreased four percent for the nine months in constant currencies. Difficult economic conditions in Brazil and other parts of the region, along with Brazil's currency devaluation, had a significant adverse effect on this segment's operating results. We are cautiously optimistic that improvements in the Brazilian economy and actions we have taken will continue to improve operating results as we move forward. Mexico and Venezuela contributed positively to this segment's performance with strong results in both periods.

Summary of Operating Results by Brand

   The following table summarizes key operating results of Brand McDonald's and our Other Brands.

--------------------------------------------------------------------------------------------------------------------------
Summary of Operating Results by Brand
--------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                        Brand              Other
                                                                      McDonald's             Brands           Consolidated
--------------------------------------------------------------------------------------------------------------------------
Quarter ended September 30, 1999
--------------------------------------------------------------------------------------------------------------------------
Systemwide sales                                                       $ 9,961.5              $36.3              $ 9,997.8
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                                 3,422.0               22.2                3,444.2
--------------------------------------------------------------------------------------------------------------------------
Combined operating margins                                               1,238.0                3.8                1,241.8
--------------------------------------------------------------------------------------------------------------------------
Selling, general & administrative expenses                                 364.9                3.1                  368.0
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                $   909.0              $(1.3)             $   907.7
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999
--------------------------------------------------------------------------------------------------------------------------
Systemwide sales                                                       $28,694.9              $46.1              $28,741.0
--------------------------------------------------------------------------------------------------------------------------
Revenues                                                                 9,864.2               22.2                9,886.4
--------------------------------------------------------------------------------------------------------------------------
Combined operating margins                                               3,517.8                3.8                3,521.6
--------------------------------------------------------------------------------------------------------------------------
Selling, general & administrative expenses                               1,070.3                3.1                1,073.4
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                $ 2,505.4              $(2.6)             $ 2,502.8
--------------------------------------------------------------------------------------------------------------------------

Interest and Nonoperating Expense and Income Taxes

   Lower interest expense in both periods reflected lower average interest rates and weaker foreign currencies, partly offset by higher debt levels.

   Nonoperating (income) expense reflected lower translation losses for the quarter compared with 1998, and higher translation losses for the nine months.

   The effective income tax rate was 32.4 percent for the quarter and 32.8 percent for the nine months of 1999 compared with 32.8 percent for the quarter and 32.9 percent for the nine months of 1998.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

   While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

   The primary currencies positively affecting reported results in both periods were the Australian Dollar, the Japanese Yen and the Southeast Asian currencies. The Brazilian Real, the British Pound, and the Euro, which encompasses 11 of our European markets including Germany and France, had a negative effect on reported results in both periods.

---------------------------------------------------------------------------------------------------------------------------------
 Effect of foreign currency translation on                                                                  Increase
 worldwide reported results - Consolidated                                                             Over Prior Period
---------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per                     As         In Constant                                  As        In Constant
common share data                             Reported          Currencies*          Change           Reported         Currencies*
---------------------------------------------------------------------------------------------------------------------------------
 Quarter ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
 Systemwide sales                            $ 9,997.8           $ 9,994.0           $ (3.8)                 8%                8%
---------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                3,444.2             3,532.1             87.9                  7                10
---------------------------------------------------------------------------------------------------------------------------------
 Operating income                                907.7               922.9             15.2                  9                11
---------------------------------------------------------------------------------------------------------------------------------
 Net income                                      540.9               550.7              9.8                 12                14
---------------------------------------------------------------------------------------------------------------------------------
 Net income per common share -
 diluted                                           .39                 .39                -                 15                15
---------------------------------------------------------------------------------------------------------------------------------
 Nine months ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
 Systemwide sales                            $28,741.0           $28,783.1           $ 42.1                  8%                8%
---------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                9,886.4            10,091.4            205.0                  7                10
---------------------------------------------------------------------------------------------------------------------------------
 Operating income (1)                          2,502.8             2,530.9             28.1                 10                11
---------------------------------------------------------------------------------------------------------------------------------
 Net income (1)                                1,461.7             1,481.7             20.0                 11                13
---------------------------------------------------------------------------------------------------------------------------------
 Net income per common share -
 diluted (1)                                      1.04                1.05              .01                 12                13
---------------------------------------------------------------------------------------------------------------------------------

*   Excluding the effect of foreign currency translation on reported results.
(1) The percentage increase over the prior period excludes the second quarter 1998 $160 million special charge ($110 million after tax or $.08 per diluted share) related to the home office productivity initiative.

MADE FOR YOU SYSTEM

    In 1998, the Company announced the introduction of Made for You, a new food preparation system that is expected to be installed in virtually all restaurants in the U.S. and Canada by the end of 1999. Over 12,000 restaurants, including all Canadian and about 90 percent of U.S. restaurants, are currently using the new system. Through advances in equipment and technology, the new system allows us to serve fresher, better-tasting food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. The Company is providing financial incentives of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company is also making additional payments in special cases where the conversion to Made for You is more extensive.

   In 1999, the Company expects to incur about $30 million related to the implementation of Made for You, consisting of about $15 million of incentive payments and $15 million of accelerated depreciation on equipment being replaced in Company-operated restaurants. The Company incurred $7.0 million in the third quarter and $17.3 million for the nine months. The Company expects to use cash provided by operations to fund the financial incentive payments provided to owner/operators.

SPECIAL CHARGE

   In the second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the results of the Company's home office productivity initiative. The Company's home office productivity plan is designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result of this initiative, the Company has reduced home office staffing by approximately 525 positions, is consolidating certain home office facilities and has reduced other expenditures in a variety of areas. The $160 million charge was primarily comprised of costs associated with employee severance and outplacement and with the facilities consolidation. The Company expects to use cash provided by operations to fund the remaining severance payments and other cash costs related to the productivity initiative.

FINANCIAL POSITION

   Free cash flow - cash provided by operations less capital expenditures - for the nine months ended September 30, 1999 increased $480.1 million to $1,127.4 million. Together with other sources of cash such as borrowings, free cash flow was used primarily for share repurchases, debt repayments, and dividends. The consolidated capital expenditure decrease of 8% for the nine months ended September 30, 1999 was primarily due to fewer restaurant additions, weaker foreign currencies and the continued focus on more efficient capital deployment. The Company expects to add about 1,750 restaurants this year, with about 90 percent in locations outside the U.S.

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

YEAR 2000

   The Company assessed its computerized systems to determine their ability to correctly identify the Year 2000 and has devoted the necessary internal and external resources to replace, upgrade or modify all of its significant systems which did not correctly identify the Year 2000. All necessary modifications, testing and replacements of significant systems have been completed.

   In addition, the Company has assessed the extent to which its operations may be affected by the compliance efforts of its significant suppliers and owner/operators and is taking the necessary steps to minimize potential problems. The Company has implemented a Systemwide supply chain compliance monitoring program, which encompasses supplier risk assessment and compliance validation for significant suppliers. The assessment and compliance validation process has been completed for all key U.S. and global suppliers as well as significant local suppliers in many of the Company's international markets. In addition, the Company has communicated the business risks associated with the Year 2000 to its owner/operators and is providing technical support to assist them in determining and resolving any Year 2000 issues experienced.

   Management does not expect Year 2000 issues relating to internal systems, its owner/operators or suppliers to pose significant operational or financial difficulties for the Company; however, in the unlikely event McDonald's, a significant number of its owner/operators or key suppliers are unable to resolve their issues in a timely manner, such matters could have a material impact on the Company's results of operations. In addition, failures related to Year 2000 issues by providers of infrastructure services could have a material adverse effect on results of operations. Possible consequences include delays in the delivery of products to restaurants and temporary isolated restaurant closures.

   Contingency plans continue to be developed, to the extent feasible, to address Year 2000 issues that might arise at the Company, with its owner/operators, within the supply chain or by infrastructure service providers. The plans include certain suppliers maintaining an increased inventory of critical products and equipment, developing alternative methods of transportation to deliver products to the restaurants, establishing back-up cash management procedures and increasing restaurant support. In addition, the Company has established a global crisis management process to ensure the rapid response to, and resolution of any unforeseen Year 2000 problems that may occur. The Company has also put a technology freeze in place, whereby no new systems or enhancements to existing systems are being implemented, from October 1, 1999 through February 15, 2000 to minimize the risk of unplanned disruptions to critical year-end processes.

   Modification and testing costs are expensed as incurred, while the costs of new systems are capitalized. The Company expects its total Year 2000 costs to be about $80 million, of which $78 million was spent through September 30, 1999, including $25 million of capitalized costs related to new systems. The total Year 2000 costs have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

-----------------------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
-----------------------------------------------------------------------------------------------

FINANCIAL INFORMATION - BRAND McDONALD'S

                                                       Quarters ended         Nine months ended
                                                        September 30            September 30
Dollars in millions                                   1999        1998        1999        1998
-----------------------------------------------------------------------------------------------
Systemwide sales by type
    Operated by franchisees                      $6,154.6    $5,740.4   $17,853.1    $16,602.0
    Operated by the Company                       2,452.5     2,305.7     7,065.7      6,590.4
    Operated by affiliates                        1,354.4     1,200.1     3,776.1      3,471.1
-----------------------------------------------------------------------------------------------
       Systemwide sales                           9,961.5     9,246.2    28,694.9     26,663.5
-----------------------------------------------------------------------------------------------
Restaurant margins
    Company-operated
    ----------------
    U.S.                                             17.2%       17.5%       17.8%        17.7%
    Outside the U.S.                                 19.2%       19.6%       18.0%        18.8%

    Franchised
    ----------
    U.S.                                             81.2%       80.9%       81.3%        81.2%
    Outside the U.S.                                 80.1%       81.3%       79.4%        80.6%
-----------------------------------------------------------------------------------------------

RESTAURANTS - BRAND McDONALD'S
------------------------------------------------------------------------------------------
                                                        At September 30, 1999         1998
------------------------------------------------------------------------------------------
By type
    Operated by franchisees                                            15,713       14,932
    Operated by the Company                                             5,909        5,350
    Operated by affiliates                                              4,137        3,847
------------------------------------------------------------------------------------------
       Systemwide restaurants                                          25,759       24,129
------------------------------------------------------------------------------------------
                                               Quarters ended            Nine months ended
                                                September 30                September 30
                                             1999          1998          1999         1998
------------------------------------------------------------------------------------------
Additions
    U.S.                                       39            18            57           44
    Europe                                    131           124           268          314
    Asia/Pacific                              138           142           344          410
    Latin America                              66            97           215          166
    Other                                      44            22            75           63
------------------------------------------------------------------------------------------
       Systemwide additions                   418           403           959          997
------------------------------------------------------------------------------------------

RESTAURANTS - OTHER BRANDS
------------------------------------------------------------------------------------------
                                                        At September 30, 1999         1998
------------------------------------------------------------------------------------------
Donatos Pizza                                                             147            *
Chipotle Mexican Grill                                                     29           16
Aroma Cafe                                                                 19            *
------------------------------------------------------------------------------------------
TOTAL OTHER BRANDS                                                        195           16
------------------------------------------------------------------------------------------

*Business acquired in 1999.

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

               (i) First amendment to the McDonald's Profit Sharing Program filed herewith.*

         (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

         (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.*

         (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.*

         (f) McDonald's Corporation Deferred Income Plan, as amended and restated, filed herewith.*

         (g) 1999 Non-Employee Director Stock Option Plan, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.*

         (h) Executive Retention Plan, incorporated by reference from Form 10-K for the year ended December 31, 1998.*

    (12) Statement re:  Computation of Ratios

    (27) Financial Data Schedule

    (99) Press Release dated November 2, 1999 -- McDonald's Corporation's 1999 Biennial Analyst Meeting Highlights
_______________________
   * Denotes compensatory plan.

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

(b)  Reports on Form 8-K

       The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 10, 1999.


                                                    Financial Statements
               Date of Report      Item Number      Required to be Filed
               --------------      -----------      --------------------
                  9/29/99             Item 7                No
                 10/21/99             Item 7                No

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

November 10, 1999
-----------------