Form 10-K
period 1999-12-31
MCDONALDS CORP
filed 2000-03-28
CIK 63908

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
          For the transition period from ____________ to ____________
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

     Title of each class                                   Name of each exchange
                                                             on which registered
--------------------------------------------------------------------------------
     Common stock, $.01 par value                        New York Stock Exchange
                                                          Chicago Stock Exchange
     8-7/8% Debentures due 2011                          New York Stock Exchange
     7-3/8% Notes due 2002                               New York Stock Exchange
     6-3/4% Notes due 2003                               New York Stock Exchange
     7-3/8% Debentures due 2033                          New York Stock Exchange
     6-5/8% Notes due 2005                               New York Stock Exchange
     7.05%  Debentures due 2025                          New York Stock Exchange
     7-1/2% Subordinated Deferrable Interest
            Debentures due 2036                          New York Stock Exchange
     7-1/2% Subordinated Deferrable Interest
            Debentures due 2037                          New York Stock Exchange
     7.31%  Subordinated Deferrable Interest
            Debentures due 2027                          New York Stock Exchange
     6-3/8% Debentures due 2028                          New York Stock Exchange
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $50,334,959,192 and the number of shares of common stock outstanding is 1,349,816,028 as of January 31, 2000.

Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's 2000 definitive proxy statement which will be filed no later than 120 days after December 31, 1999.

Part I

Item 1.  Business

McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company".

(a)  General development of business
There have been no significant changes to the Company's corporate structure during 1999, or material changes in the Company's method of conducting business.

(b)  Financial information about industry segments
Industry segment data for the years ended December 31, 1999, 1998 and 1997 is included in Part II, Item 8, page 25 of this Form 10-K.

(c)  Narrative description of business

General

The Company develops, operates, franchises and services a worldwide system of restaurants that prepare, assemble, package and sell a limited menu of value-priced foods. All restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent third parties, or by affiliates operating under joint-venture agreements between the Company and local businesspeople.

The Company operates primarily in the quick-service hamburger restaurant business. Beginning in 1999, the Company also operates other restaurant concepts: Aroma Cafe', a small chain of coffeehouses serving prepared sandwiches and pastries in the UK; Chipotle Mexican Grill, a fresh-mex grill located in the United States serving gourmet burritos and tacos; and Donatos Pizza, a restaurant business located in the United States that sells pizza, subs and salads. Since McDonald's restaurant business comprises virtually all of the Company's consolidated operating results, this narrative primarily relates to McDonald's restaurant business.

The Company's franchising program for McDonald's restaurants is designed to assure consistency and quality. The Company is selective in granting franchises and is not in the practice of franchising to investor groups or passive investors. Under the conventional franchise arrangement, franchisees supply capital--initially, by purchasing equipment, signs, seating and decor, and over the long term, by reinvesting in the business. The Company shares the investment by owning or leasing the land and building. Beginning in 1998, the Company generally provides franchisees in the United States the option to own new restaurant buildings. Franchisees contribute to the Company's revenues through payment of rent and service fees based upon a percent of sales, with specified minimum payments. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Further discussion regarding site selection is included in Part I, Item 2, page 4 of this Form 10-K.

Training begins at the McDonald's restaurant with one-on-one instruction and videotapes. Aspiring restaurant managers progress through a development program of classes in management and basic and intermediate operations, as well as learning computer skills. Assistant managers are eligible to attend the advanced operations and management class at one of the six Hamburger University (H.U.) campuses in Australia, Brazil, England, Germany, Japan or the U.S. The curriculum at H.U. concentrates on skills and practices essential to driving the Company's strategies of delivering customer satisfaction and increasing market share.

McDonald's global brand is well-known. Marketing and promotional activities are designed to nurture this brand image and differentiate the Company from competitors by focusing on value, taste and customer satisfaction. Funding for promotions is generally handled at the local restaurant level; funding for regional and national efforts is generally handled through advertising cooperatives. Franchised, Company-operated and affiliated restaurants throughout the world make voluntary contributions to cooperatives that purchase media. Production costs for certain advertising efforts are borne by the Company.

Products

McDonald's restaurants offer a substantially uniform menu consisting of hamburgers and cheeseburgers, including the Big Mac and Quarter Pounder with Cheese, the Filet-O-Fish, several chicken sandwiches, french fries, Chicken McNuggets, salads, milk shakes, McFlurries, sundaes and cones, pies, cookies and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited promotional time periods. McDonald's restaurants operating in the United States and certain international markets are open during breakfast hours and offer a full or limited breakfast menu including the Egg McMuffin and the Sausage McMuffin with Egg sandwiches, hotcakes and sausage, three varieties of biscuit sandwiches, bagel sandwiches and Apple-Bran muffins. The Company tests new products on an ongoing basis.

The Company, its franchisees and affiliates purchase McDonald's food products and packaging from numerous independent suppliers. Quality specifications for both raw and cooked food products are established and strictly enforced. Alternative sources of these items are generally available. Quality assurance labs in the U.S., Europe and Asia/Pacific work to ensure that the Company's high standards are consistently met. The quality assurance process involves ongoing testing and on-site inspections of suppliers' facilities. Independently owned and operated distribution centers distribute products and supplies to most McDonald's restaurants. The restaurants then prepare, assemble and package these products using specially designed production techniques and equipment to obtain uniform standards of quality.

Food preparation

During 1999 the Company completed the installation of its Made For You food preparation system in virtually all McDonald's restaurants in the United States and Canada. Made For You is based on a just-in-time production philosophy where each sandwich is made to order. Through advances in equipment and technology, the new system aims to provide customers with fresher, better-tasting food. In addition, the new system can support future growth through product development because it can more easily accommodate an expanded menu.

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

Working capital practices

Information about the Company's working capital practices is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1999, 1998 and 1997 in
Part II, Item 7, pages 7 through 17, and the Consolidated statement of cash flows for the years ended December 31, 1999, 1998 and 1997 in Part II, Item 8, page 21 of this Form 10-K.

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

     In the U.S., the quick service restaurant business consists of about 465,000 restaurants that generate nearly $261 billion in annual sales. McDonald's accounts for about 2.7% of those restaurants and approximately 7.3% of those sales. No reasonable estimate can be made of the number of competitors outside the U.S.; however, the Company's business in foreign markets continues to grow.

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

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 1999, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 1999, the Company's average number of employees worldwide, including Company-operated restaurant employees, was approximately 314,000. This includes McDonald's restaurants as well as other restaurant concepts operated by the Company.

(d)  Financial information about foreign and domestic operations

Financial information about foreign and domestic markets is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 7 through 17 and Segment and geographic information in Part II, Item 8, page 25 of this Form 10-K.

Item 2.  Properties

The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aids in evaluating this information. The Company generally owns or secures long-term land and building leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company's global sourcing system. Additional information about the Company's properties is included in Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 7 through 17 and in Financial statements and supplementary data in Part II, Item 8, pages 18 through 32 of this Form 10-K.

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

Franchising

A substantial number of McDonald's restaurants are franchised to independent businesspeople operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments. Additionally, on occasion, disputes arise between the Company and individuals who claim they should have been granted a McDonald's franchise.

Suppliers

The Company purchases food, paper and related items from numerous independent suppliers throughout the world. These suppliers are required to meet and maintain the Company's standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and the Company's business relationship with suppliers. Additionally, on occasion disputes arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to McDonald's restaurants.

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

Intellectual property

The Company has registered trademarks and service marks, some of which are of material importance to the Company's business. The Company also has certain patents on restaurant equipment, which while valuable, are not material to its business. From time to time, the Company may become involved in litigation to defend and protect its use of its intellectual property.

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

Item 4.  Submission of matters to a vote of shareholders

None

Executive Officers of the registrant

All of the executive officers of the Company as of March 1, 2000 are shown below. Unless otherwise indicated, each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 2000 Board of Directors' meeting.

-------------------------------------------------------------------
                                               Number        Number
                                             of years      of years
                                Date of          with    in present
Name and office                   birth       Company      position
-------------------------------------------------------------------
Claire H. Babrowski             7/25/57            22             1
Executive Vice President

James R. Cantalupo             11/14/43            25             *
Vice Chairman and President

Michael L. Conley               3/28/48            25             3
Executive Vice President
and Chief Financial Officer

Alan D. Feldman                  3/6/52             5             1
President--McDonald's USA

Jack M. Greenberg               9/28/42            18             *
Chairman and
Chief Executive Officer

Jeffrey B. Kindler (1)          5/13/55             4             2
Executive Vice President,
Corporate General Counsel

Christopher Pieszko             12/2/55            21             2
Senior Vice President and
Corporate Controller

Michael R. Quinlan              12/9/44            36             *
Chairman of the
Executive Committee

James A. Skinner               10/25/44            29             2
President--Europe Group

Stanley R. Stein                4/17/42            25             2
Executive Vice President

Fred L. Turner                   1/6/33            43            10
Senior Chairman

-------------------------------------------------------------------
*  Less than one year in current position.
(1) Mr. Kindler joined the Company in 1996 as Senior Vice President, General Counsel. He assumed his current position in 1997. Prior thereto, Mr. Kindler served as Vice President, Senior Counsel of General Electric Company.

Part II

Item 5.  Market for registrant's common equity and related shareholder matters

The Company's common stock trades under the symbol MCD and is listed on the following stock exchanges in the United States: New York and Chicago.

     The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share.

-----------------------------------------------------------------
                                1999                         1998
             -----------------------     ------------------------
                            Dividend                     Dividend
                                 per                          per
                              common                       common
Quarter      High     Low      share      High     Low      share
-----------------------------------------------------------------
First     47 3/8    35 15/16  .04875     30 1/8   22 5/16  .04125
Second    47 1/16   37 3/4    .04875     35       28 9/16  .04500
Third     45 1/4    38 15/16  .04875     37 1/2   26 3/4   .04500
Fourth    49 9/16   38 5/16   .04875     39 3/4   28 1/8   .04500
-----------------------------------------------------------------
Year      49 9/16   35 15/16  .19500     39 3/4   22 5/16  .17625
-----------------------------------------------------------------

    The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 2000 was estimated to be 899,100.

    Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchase. Accordingly, the common stock dividend yield is modest. However, the Company has paid dividends on common stock for 24 consecutive years through 1999 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. In November 1999, the Company announced that it intends to pay cash dividends on an annual, instead of quarterly, basis beginning in 2000. Future dividends declared at the discretion of the Company's Board of Directors will be paid annually in December.

Item 6.  Selected financial data


----------------------------------------------------------------------------------------------------------------------------------
11-year summary
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per
 share data)                            1999     1998       1997     1996    1995    1994    1993    1992    1991    1990     1989
----------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                    $ 38,491   35,979     33,638   31,812   29,914  25,987  23,587  21,885  19,928  18,759  17,333
----------------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
     Operated by franchisees        $ 23,830   22,330     20,863   19,969   19,123  17,146  15,756  14,474  12,959  12,017  11,219
     Operated by the Company        $  9,512    8,895      8,136    7,571    6,863   5,793   5,157   5,103   4,908   5,019   4,601
     Operated by affiliates         $  5,149    4,754      4,639    4,272    3,928   3,048   2,674   2,308   2,061   1,723   1,513
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                      $ 13,259   12,421     11,409   10,687    9,795   8,321   7,408   7,133   6,695   6,640   6,066
Operating income                    $  3,320    2,762(1)   2,808    2,633    2,601   2,241   1,984   1,862   1,679   1,596   1,438
Income before provision
for income taxes                    $  2,884    2,307(1)   2,407    2,251    2,169   1,887   1,676   1,448   1,299   1,246   1,157
Net income                          $  1,948    1,550(1)   1,642    1,573    1,427   1,224   1,083     959     860     802     727
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations         $  3,009    2,766      2,442    2,461    2,296   1,926   1,680   1,426   1,423   1,301   1,246
Capital expenditures                $  1,868    1,879      2,111    2,375    2,064   1,539   1,317   1,087   1,129   1,571   1,555
Free cash flow                      $  1,141      887        331       86      232     387     363     339     294    (270)   (309)
Treasury stock purchases            $    933    1,162        765      605      321     500     628      92     117     157     497
----------------------------------------------------------------------------------------------------------------------------------
Financial position at year end
     Net property and equipment     $ 16,324   16,042     14,961   14,352   12,811  11,328  10,081   9,597   9,559   9,047   7,758
     Total assets                   $ 20,983   19,784     18,242   17,386   15,415  13,592  12,035  11,681  11,349  10,668   9,175
     Total debt                     $  7,252    7,043      6,463    5,523    4,836   4,351   3,713   3,857   4,615   4,792   4,036
     Total shareholders' equity     $  9,639    9,465      8,852    8,718    7,861   6,885   6,274   5,892   4,835   4,182   3,550
----------------------------------------------------------------------------------------------------------------------------------
Per common share
     Net income                     $   1.44     1.14(1)    1.17     1.11      .99     .84     .73     .65     .59     .55     .49
     Net income--diluted            $   1.39     1.10(1)    1.15     1.08      .97     .82     .71     .63     .57     .54     .48
     Dividends declared             $    .20      .18        .16      .15      .13     .12     .11     .10     .09     .09     .08
     Market price at year end       $40 5/16  38 7/16    23 7/8  22 11/16  22 9/16  14 5/8  14 1/4 12 3/16   9 1/2   7 1/4   8 5/8
----------------------------------------------------------------------------------------------------------------------------------
Systemwide restaurants at year end    26,806   24,818     23,132   21,022   18,380  15,950  14,163  13,093  12,418  11,803  11,162
Systemwide restaurants by type
     Operated by franchisees          16,265   15,281     14,265   13,428   12,217  10,965   9,933   9,237   8,735   8,131   7,573
     Operated by the Company           6,213    5,525      5,000    4,357    3,816   3,238   2,746   2,551   2,547   2,643   2,691
     Operated by affiliates            4,328    4,012      3,867    3,237    2,347   1,747   1,484   1,305   1,136   1,029     898
----------------------------------------------------------------------------------------------------------------------------------
Number of countries at year end          118      114        109      101       89      79      70      65      59      53      51
----------------------------------------------------------------------------------------------------------------------------------
Number of shareholders at year end
(in thousands)                         899.5    888.2      880.2    904.6    769.7   609.2   464.5   398.3   371.7   362.6   330.5
==================================================================================================================================

(1) Including $162 million of Made For You costs and the $160 million special charge related to the home office productivity initiative for a pre-tax total of $322 million ($219 million after tax or $0.16 per share).

Item 7. Management's discussion and analysis of financial condition and results of operations

Consolidated operating results
------------------------------------------------------------------------------------------------------------------------------------
Operating results
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              1999                   1998       1997
                                                                              --------------------  ---------------------   --------
                                                                                           Percent                Percent
                                                                                         increase/              increase/
(Dollars in millions, except per share data)                                    Amount  (decrease)   Amount    (decrease)     Amount
------------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                                                               $38,491           7%  $35,979           7%   $33,638
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                          $ 9,512           7%  $ 8,895           9%   $ 8,136
Revenues from franchised and affiliated restaurants                              3,747           6     3,526           8      3,273
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                             13,259           7    12,421           9     11,409
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                                     7,829           8     7,261           9      6,650
Franchised restaurants                                                             738           9       678          10        614
Selling, general and administrative expenses                                     1,477           1     1,458                  1,451
Other operating (income) expense                                                  (124)         nm       (60)         nm       (114)
Made For You costs                                                                  19          nm       162          nm
Special charge                                                                                  nm       160          nm
------------------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                          9,939           3     9,659          12      8,601
------------------------------------------------------------------------------------------------------------------------------------
Operating income(1)                                                              3,320          20     2,762          (2)     2,808
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                   396          (4)      414          14        364
Nonoperating (income) expense                                                       40          (2)       41          11         37
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes(1)                                      2,884          25     2,307          (4)     2,407
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes(1)                                                      936          24       757          (1)       765
------------------------------------------------------------------------------------------------------------------------------------
Net income(1)                                                                  $ 1,948          26%  $ 1,550          (6)%  $ 1,642
====================================================================================================================================
Net income per common share(1)                                                 $  1.44          26%  $  1.14          (3)%  $  1.17
Net income per common share-diluted(1)                                            1.39          26      1.10          (4)      1.15
====================================================================================================================================

(1) The 1998 results include $162 million of Made For You costs and the $160 million special charge discussed on page 12, for a pre-tax total of $322 million ($219 million after tax or $0.16 per share).

nm  Not meaningful

The following table presents the growth rates for reported results; results adjusted for 1998 Made For You costs and the 1998 special charge; and the adjusted results on a constant currency basis. All information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

Constant currency operating results
--------------------------------------------------------------------------------

                                                                            1999                                                1998
                                       -----------------------------------------           -----------------------------------------
                                                     Percent increase/(decrease)                         Percent increase/(decrease)
                                       -----------------------------------------           -----------------------------------------
                                              As                        Constant                   As                       Constant
                                        reported    Adjusted(1)    currency(1,2)             reported    Adjusted(1)   currency(1,2)
------------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                               7%             7%               8%                   7%             7%            10%
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 7              7               10                    9              9             12
------------------------------------------------------------------------------------------------------------------------------------
Operating income                              20              8               10                   (2)            10             12
------------------------------------------------------------------------------------------------------------------------------------
Net income                                    26             10               13                   (6)             8             10
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share                   26             11               13                   (3)            11             14
Net income per common share--diluted          26             10               13                   (4)            10             12
====================================================================================================================================

(1)  Excluding 1998 Made For You costs and the 1998 special charge.
(2)  Excluding the effect of foreign currency translation.

In 1999, net income and diluted net income per common share increased 10% (13% for both in constant currencies), excluding 1998 Made For You costs and the 1998 special charge. In 1998, net income increased 8% and diluted net income per common share increased 10% (10% and 12% in constant currencies, respectively), excluding 1998 Made For You costs and the 1998 special charge. Including these items, reported net income and diluted net income per common share both increased 26% in 1999 and decreased 6% and 4%, respectively, in 1998. The spread between the percent change in net income and net income per common share in 1998 was primarily due to the absence of preferred dividends, since we retired our remaining Series E Preferred Stock in December 1997.

     The primary currencies negatively affecting reported results in 1999 were the Brazilian Real, the British Pound Sterling and the Euro, partly offset by the stronger Australian Dollar, Japanese Yen and Southeast Asian currencies. In 1998, the Australian Dollar, Brazilian Real, Canadian Dollar, Japanese Yen and to a lesser extent, the Euro-based currencies, negatively affected reported results.

Nature of business

McDonald's operates primarily in the quick-service hamburger restaurant business. Beginning in 1999, the Company also operates other restaurant concepts: Aroma Cafe, Chipotle Mexican Grill and Donatos Pizza. Collectively these three businesses are referred to as "Other Brands." Throughout this discussion, Other Brands financial information is included in the Other segment, except where specifically noted.

     In December 1999, the Company announced its intention to acquire certain assets related to the Boston Market brand. The transaction is expected to close in mid-2000.

Systemwide sales

Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. We continue to focus on increasing market share through expansion and comparable sales increases with an emphasis on increasing customer satisfaction through quality, service, cleanliness and value. Constant currency sales increases in 1999 and 1998 were primarily due to restaurant expansion and positive comparable sales.

     In 1999, the stronger Japanese Yen had a greater positive currency translation effect on sales compared with revenues. This is due to our affiliate structure in Japan. Under this structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, 1999 Systemwide sales were less negatively affected by foreign currency translation than were revenues.

     In 1999, 1998 and 1997, more than 80% of Systemwide sales were in the following eight markets--Australia, Brazil, Canada, France, Germany, Japan, the U.K. and the U.S. (referred to as the major markets).

     In the U.S. and Europe, expansion and positive comparable sales drove sales increases in 1999 and 1998. In the U.S., successful promotions combined with local market initiatives and new product introductions contributed to the increases in both years. In Europe, successful promotions and value campaigns in France, Germany, Spain and the U.K. drove the increases in both years. Europe's results were dampened in 1999 by the difficult economic conditions in Russia.

     In Asia/Pacific, the 1999 and 1998 constant currency sales increases were driven by expansion, partly offset by negative comparable sales. In 1999, China, South Korea and the Southeast Asian markets were the primary contributors to the increase. In addition, expansion in Japan and positive comparable sales in Australia contributed to the increase.

     In Latin America, expansion drove the 1999 constant currency sales increase, which was partly offset by negative comparable sales. Expansion in Brazil and positive double-digit comparable sales in Mexico and Venezuela helped drive the increase. In 1998, sales increased due to expansion and positive comparable sales.

     In the Other segment, Canada's positive comparable sales in both years drove the constant currency sales increases. Also, the addition of Other Brands contributed $91 million to the 1999 sales increase.

Systemwide sales

========================================================================================================================
                                                                      1999                                1998     1997
                                           -------------------------------    --------------------------------   -------
                                                         Percent increase/                   Percent increase/
                                                                (decrease)                          (decrease)
                                                    ----------------------              ----------------------
                                                          As      Constant                    As      Constant
(Dollars in millions)                      Amount   reported currency/(1)/    Amount    reported currency/(1)/   Amount
------------------------------------------------------------------------------------------------------------------------
U.S.                                       $19,006         5%        na        $18,123         6%        na      $17,125
Europe                                       9,557         7         12%         8,909        14         15%       7,835
Asia/Pacific                                 6,436        15          6          5,579        (1)        12        5,616
Latin America                                1,665        (5)        15          1,761        17         22        1,511
Other                                        1,827        14         15          1,607         4         10        1,551
------------------------------------------------------------------------------------------------------------------------
Total                                      $38,491         7%         8%       $35,979         7%        10%     $33,638
========================================================================================================================

(1)  Excluding the effect of foreign currency translation.
na   Not applicable

Average annual sales per restaurant(1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             1999                                   1998        1997
                                                  -------------------------------        -------------------------------      ------
                                                                Percent increase/                      Percent increase/
                                                                       (decrease)                             (decrease)
                                                            ---------------------                  ---------------------
                                                                 As      Constant                       As      Constant
(Dollars in thousands)                           Amount    reported currency/(2)/       Amount    reported currency(2)        Amount
------------------------------------------------------------------------------------------------------------------------------------
U.S.
  Traditional                                    $ 1,625          3%         na         $ 1,584          4%         na       $ 1,523
  Satellite                                          473          3          na             459          3          na           445
Outside the U.S.
  Traditional                                      1,725         (4)         (2)%         1,801         (8)         (3)%       1,966
  Satellite                                          483          7          (2)            450         (2)          6           457
====================================================================================================================================

(1)  McDonald's restaurants in operation at least 13 consecutive months.
(2)  Excluding the effect of foreign currency translation.
na   Not applicable

  Average sales are affected by several factors: comparable sales and the size, location and number of new restaurants. The number of new restaurants affects average sales as new restaurants historically have taken a few years to reach long-term volumes. In addition, over the last several years we have opened more restaurants in lower density areas outside the U.S. and in countries with lower average sales volumes. For these reasons, our focus is primarily on sales-to-investment ratios on individual sites and building comparable sales, rather than on average sales.

  In 1999 and 1998, positive comparable sales drove the increases in U.S. average annual sales per restaurant. Outside the U.S., the decreases in average annual sales per traditional restaurant on a constant currency basis were due to the significant number of new restaurants added. In 1999 and 1998, average annual sales volumes of existing restaurants (restaurants opened more than 25 months) increased over the prior year on a constant currency basis.

  In 1999, average annual sales for satellite restaurants located in Brazil, Canada and Japan, which comprise substantially all satellites outside the U.S., declined slightly in constant currencies, primarily due to an increase in the number of satellites in Brazil, which serve only desserts. Satellite restaurants generally have significantly lower development costs and sales volumes than traditional restaurants. The utilization of these small, often limited-menu restaurants has allowed profitable expansion into areas that would otherwise not have been feasible.

Average annual sales per new restaurant (1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                1999                                   1998     1997
                                                     -------------------------------        -------------------------------   ------
                                                                   Percent increase/                      Percent increase/
                                                                          (decrease)                             (decrease)
                                                             -----------------------               ------------------------
                                                                   As       Constant                     As       Constant
(Dollars in thousands)                             Amount    reported  currency/(2)/       Amount  reported  currency/(2)/    Amount
------------------------------------------------------------------------------------------------------------------------------------
U.S.
  Traditional                                      $ 1,473         11%           na        $ 1,332       8%            na    $ 1,237
Outside the U.S.
  Traditional                                        1,345         (1)            2%         1,357      (5)             1%     1,431
  Satellite                                            446          -            (9)           446      (2)             6        453
====================================================================================================================================

(1) McDonald's restaurants in operation at least 13 months but not more than 25 months.
(2)  Excluding the effect of foreign currency translation.
na   Not applicable

    In 1999 and 1998, the increases in average sales per new U.S. traditional restaurant were due to selective expansion in higher volume locations and the development of larger facilities that support higher average sales. On a constant currency basis, the average annual sales for new traditional restaurants outside the U.S. increased 2% in 1999 and 1% in 1998. In 1999, average annual sales for new satellite restaurants outside the U.S. decreased 9% in constant currencies, primarily due to proportionally more satellites in Brazil.

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

    On a constant currency basis, total revenues increased at a higher rate than sales in 1999 and 1998, due to the higher unit growth rate of Company-operated restaurants relative to Systemwide restaurants. In both years, this was primarily due to expansion in Europe and the consolidation of several affiliate markets due to an increase in ownership.

    U.S. revenues increased $225 million in 1999 and $265 million in 1998 and accounted for almost 40% of consolidated revenues in both years. The revenue growth in both years was primarily due to positive comparable sales and expansion.

    Europe's reported revenues grew $458 million in 1999 and $535 million in 1998 and accounted for more than 35% of consolidated revenues in both years. On a constant currency basis, Europe's revenues increased $657 million in 1999 and $560 million in 1998. The increases in both years were driven by expansion and positive comparable sales for the segment and strong sales performances in France, Germany and the U.K. In addition, the 1999 increase benefited from the consolidation of Sweden for financial reporting purposes.

    Reported revenues in Asia/Pacific increased $199 million in 1999 and $110 million in 1998. On a constant currency basis, these revenues increased $146 million and $341 million in 1999 and 1998, respectively. The increase in 1999 was driven primarily by strong sales in China and South Korea. Positive comparable sales in Australia also contributed to the increase. The increase in 1998 was primarily due to the consolidation of several affiliate markets as a result of an increase in ownership.

    Latin America's reported revenues declined $134 million in 1999 compared with an increase of $105 million in 1998. The reported decline in 1999 was primarily due to the currency devaluation in Brazil that occurred in early 1999, and the resultant difficult economic conditions in several markets. In constant currencies, Latin America's revenues increased $77 million in 1999 and $158 million in 1998. Positive comparable sales in Mexico and Venezuela, along with expansion in Brazil, contributed to the constant currency increase in 1999. The increase in 1998 was primarily due to expansion in Brazil and positive comparable sales for this segment.

Operating margins

Operating margin information and discussions relate to McDonald's restaurant business only and exclude Other Brands.

Company-operated margins

Company-operated margin dollars are equal to sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $40 million or 2% in 1999 and $148 million or 10% in 1998. In constant currencies, the increases were $88 million or 5% in 1999 and $194 million or 13% in 1998. The increases were primarily driven by expansion.

    Company-operated margins were 17.7% of sales in 1999, 18.4% in 1998 and 18.3% in 1997. Operating cost trends as a percent of sales were as follows: food & paper costs were flat in 1999 and decreased in 1998; payroll costs increased in 1999 and were flat in 1998; and occupancy & other operating costs increased in both years.

Company-operated margins(1)
--------------------------------------------------------------------------------------------
(Dollars in millions)                                                1999     1998     1997
--------------------------------------------------------------------------------------------
U.S.                                                               $  516   $  490   $  445
Europe                                                                743      703      615
Asia/Pacific                                                          267      242      231
Latin America                                                          70      118      116
Other                                                                  78       81       79
--------------------------------------------------------------------------------------------
Total                                                              $1,674   $1,634   $1,486
============================================================================================
(Percent of sales)
--------------------------------------------------------------------------------------------
U.S.                                                                 17.5%    17.3%    16.5%
Europe                                                               19.2     20.0     19.9
Asia/Pacific                                                         16.6     16.9     17.8
Latin America                                                        14.1     19.1     21.3
Other                                                                14.9     16.0     15.6
--------------------------------------------------------------------------------------------
Total                                                                17.7%    18.4%    18.3%
=+==========================================================================================
(1) Relates to McDonald's restaurant business only and excludes Other Brands.


    U.S. Company-operated margins increased as a percent of sales in 1999 due to lower food & paper costs as a result of less waste (partly due to the implementation of our Made For You food preparation system) and lower commodity costs, as well as lower occupancy & other operating costs. These cost reductions were partly offset by higher payroll costs, due to an increase in average hourly rates. U.S. Company-operated margins as a percent of sales in 1998 reflected lower food & paper costs, primarily due to lower commodity costs, and higher payroll costs, due to increased average hourly rates.

    Europe's Company-operated margins as a percent of sales declined in 1999 as payroll costs increased, food & paper costs decreased, and occupancy & other operating expenses were flat. The difficult economic conditions in Russia accounted for more than half of the decline in Europe's margin percent from 1998.

    In Asia/Pacific and Latin America, Company-operated margins declined as a percent of sales in 1999 and 1998. The September 1999 earthquake in Taiwan resulted in a temporary reduction in consumer spending. In addition, a difficult comparison to strong 1998 promotions in Hong Kong contributed to Asia/Pacific's 1999 decline. In Latin America, the margin declines were due to difficult economic conditions in several markets and negative comparable sales in 1999. While Brazil was the primary contributor to the decline in both years, its margin trends improved during the second half of 1999 compared with the first half of the year. In 1998, weaker foreign currencies in both Asia/Pacific and Latin America lowered margins as food & paper costs were negatively affected in markets where we import products.

Franchised margins

Franchised margin dollars are equal to revenues from franchised and affiliated restaurants less the Company's occupancy costs (rent and depreciation) associated with these sites. Franchised margin dollars represented more than 60% of the combined operating margins in 1999, 1998 and 1997. Franchised margin dollars increased $160 million or 6% in 1999 and $189 million or 7% in 1998. In constant currencies, the increases were $220 million or 8% in 1999 and $247 million or 9% in 1998. The increases were primarily driven by expansion and positive comparable sales.

Franchised margins(1)
-------------------------------------------------------------------------------------------
(Dollars in millions)                                                1999     1998     1997
-------------------------------------------------------------------------------------------
U.S.                                                               $1,730   $1,650   $1,551
Europe                                                                828      758      673
Asia/Pacific                                                          187      173      197
Latin America                                                         144      155      129
Other                                                                 119      112      109
-------------------------------------------------------------------------------------------
Total                                                              $3,008   $2,848   $2,659
============================================================================================

(Percent of revenues)
--------------------------------------------------------------------------------------------
U.S.                                                                 81.0%    80.9%    81.1%
Europe                                                               79.0     80.0     80.2
Asia/Pacific                                                         83.6     84.3     88.0
Latin America                                                        77.5     79.7     79.6
Other                                                                78.5     80.2     80.8
--------------------------------------------------------------------------------------------
Total                                                                80.3%    80.8%    81.2%
============================================================================================
(1) Relates to McDonald's restaurant business only and excludes Other Brands.

    Franchised margins were 80.3% of applicable revenues in 1999, 80.8% in 1998 and 81.2% in 1997. The declines in consolidated margin percents reflected higher occupancy costs due to an increased number of leased sites in all geographic segments. Our strategy of leasing a higher proportion of new sites over the past few years has reduced initial capital requirements and related interest expense, resulting in higher returns on capital invested. However, as anticipated, franchised margins as a percent of applicable revenues have been negatively impacted because financing costs implicit in the lease are included in rent expense, which affects these margins; for owned sites, financing costs are reflected in interest expense, which does not affect these margins. The higher occupancy costs were partly offset by positive comparable sales in 1999 and 1998.

    Also, our purchase of a majority interest in several affiliate markets in 1999 and 1998 shifted revenues from franchised and affiliated restaurants to Company-operated restaurants, reducing the franchised restaurant margin percents outside the U.S. This was the primary cause for the decline in Europe's margin percent in 1999 and in Asia/Pacific's margin percent in 1998.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased 1% in 1999 while decreasing to 3.8% of sales from 4.1% of sales in 1998 and 4.3% of sales in 1997. The increase in 1999 was due to the consolidation of Sweden for financial reporting purposes, spending to support McDonald's restaurant development and the addition of Other Brands. U.S. selling, general and administrative expenses decreased due to savings realized from the home office productivity initiative. In 1998, consolidated selling, general and administrative expenses were flat, due to lower advertising costs and home office productivity savings in the U.S. offsetting increased spending to support international restaurant development.

    As a result of the home office productivity initiative, the Company expects to save about $100 million of selling, general and administrative expenses annually in 2000 and thereafter. About two-thirds of these savings were realized through 1999.

Other operating income and expense

Other operating income and expense includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, net gains or losses from property dispositions and other transactions related to the food service business.

Other operating income and expense
----------------------------------------------------------------
(Dollars in millions)                       1999    1998    1997
----------------------------------------------------------------
Gains on sales of restaurant businesses    $  75   $  61   $  59
Equity in earnings of unconsolidated
affiliates                                   138      89      73
Net losses from property dispositions        (71)    (71)    (29)
Other                                        (18)    (19)     11
----------------------------------------------------------------
Total                                      $ 124   $  60   $ 114
================================================================
Made For You costs                         $ (19)  $(162)
Special charge                                     $(160)
================================================================

    Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to owner/operators who have options to purchase the businesses). The Company's purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. These transactions are an integral part of our franchising business and resulting gains are recorded in operating income. Equity in earnings of unconsolidated affiliates--businesses in which the Company actively participates, but does not control--is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. Net gains or losses from property dispositions result from disposals of properties due to restaurant closings, relocations and other transactions.

    Equity in earnings from unconsolidated affiliates in 1999 included a $21 million gain from the sale of real estate in a U.S. partnership. Results in Japan, which benefited from a lower effective tax rate and the stronger Japanese Yen, also contributed to the increase. Net losses from property dispositions reflected the write-off of $24 million of software not used in the business in 1999 and a higher number of restaurant closings in 1998.

Made For You costs

During 1999, the Company completed the installation of the new Made For You food preparation system in virtually all restaurants in the U.S. and Canada. Through advances in equipment and technology, the new system allows us to serve fresher, better-tasting food at the speed of McDonald's. The system also supports future growth through product development because it can more easily accommodate an expanded menu. As part of the plan to introduce this system, the Company provided financial incentives during 1999 and 1998 of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company also made additional payments in special cases where the conversion to Made For You was more extensive.

    The Company incurred $19 million of Made For You costs in 1999 and $162 million in 1998, primarily consisting of incentive payments made to owner/operators as well as accelerated depreciation on equipment replaced in Company-operated restaurants.

Special charge

In second quarter 1998, the Company recorded a $160 million pre-tax special charge related to the Company's home office productivity initiative. The productivity plan was designed to improve staff alignment, focus and productivity and reduce ongoing selling, general and administrative expenses. As a result, the Company reduced home office staffing by approximately 500 positions, consolidated certain home office facilities and reduced other expenditures in a variety of areas. The special charge was comprised of $86 million of employee severance and outplacement costs, $41 million of lease cancellation and other facilities-related costs, $18 million of costs for the write-off of technology investments made obsolete as a result of the productivity initiative, and $15 million of other cash payments made in 1998.

    The initiatives identified in the home office productivity plan were completed as of December 31, 1999, and no significant adjustments were made to the original plan. The remaining liability, primarily related to employee severance paid in semi-monthly installments over a period up to one year after termination, was approximately $31 million at December 31, 1999.

Operating income

Operating income increased $236 million or 8% to $3.3 billion in 1999 and $276 million or 10% to $3.1 billion in 1998, excluding 1998 Made For You costs and the 1998 special charge. In constant currencies, these increases were $303 million or 10% in 1999 and $347 million or 12% in 1998. The increases in 1999 and 1998 were primarily due to higher combined operating margin dollars. Higher other operating income also contributed to the increase in 1999. Including 1998 Made For You costs and the 1998 special charge, reported operating income increased 20% in 1999 and decreased 2% in 1998.

    Operating income from the major markets accounted for more than 85% of consolidated operating income in 1999, 1998 and 1997, excluding 1998 Made For You costs and the 1998 special charge.

Operating income(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1999                                 1998       1997
                                                 -----------------------------------     --------------------------------     ------
                                                                   Percent increase/                    Percent increase/
                                                                          (decrease)                           (decrease)
                                                           -------------------------               ----------------------
                                                                 As         Constant                     As      Constant
(Dollars in millions)                            Amount    reported      currency(2)     Amount    reported   currency(2)     Amount
------------------------------------------------------------------------------------------------------------------------------------
U.S.                                             $1,472          46%          11%(3)     $1,006(4)      (15) %     13%(3)     $1,180
Europe                                            1,203           8           13          1,115          13        14            989
Asia/Pacific                                        404          18           10            344          (5)        8            362
Latin America                                       128         (29)          (8)           181          11        17            163
Other                                               113          (3)          (2)           116           2         8            114
------------------------------------------------------------------------------------------------------------------------------------
Total                                            $3,320          20%          10%(3)     $2,762(4)       (2) %     12%(3)     $2,808
====================================================================================================================================

(1)  For financial reporting purposes, corporate selling, general and administrative expenses (costs related to home office support of the Company's global business) were allocated to the various geographic segments, beginning in 1999. Prior year amounts have been restated to conform to this presentation.
(2)  Excluding the effect of foreign currency translation.
(3)  Excluding 1998 Made For You costs and the 1998 special charge.
(4)  Including Made For You costs of $162 million and the special charge of $160 million, for a total of $322 million.

U.S. operating income increased $144 million or 11% in 1999 and $148 million or 13% in 1998, accounting for over 40% of consolidated operating income in both years, adjusted for 1998 Made For You costs and the 1998 special charge. The increases in both years were due to higher combined operating margin dollars and lower selling, general and administrative expenses. Higher other operating income also contributed to the 1999 increase. Including 1998 Made For You costs and the 1998 special charge, U.S. operating income increased $466 million or 46% in 1999 and decreased $174 million or 15% in 1998.

Europe's operating income grew $88 million or 8% in 1999 compared with $126 million or 13% in 1998, accounting for over 35% of consolidated adjusted operating income in both years. In constant currencies, these increases were 13% in 1999 and 14% in 1998. Strong operating results in France, Germany, Spain and the U.K. drove the increases in operating income in both years. In addition, Europe's operating income growth in 1999 benefited from the consolidation of Sweden, due to our purchase of majority ownership. The economic difficulties in Russia dampened this segment's operating results in both years. France, Germany and the U.K. accounted for about 80% of Europe's operating income in 1999, 1998 and 1997.

Asia/Pacific's operating income increased $60 million or 18% in 1999 compared with a decrease of $18 million or 5% in 1998. On a constant currency basis, this segment's operating income increased 10% and 8% in 1999 and 1998, respectively. The increase in 1999 was driven primarily by Japan, which benefited from a lower effective tax rate, and strong results in South Korea. In addition, improved results in several Southeast Asian markets contributed to the increase. The September 1999 earthquake in Taiwan caused a temporary reduction in consumer spending and tempered the segment's results. In 1998, Hong Kong and Japan were the primary contributors to the constant currency increase. Australia and Japan contributed about two-thirds of Asia/Pacific's operating income in 1999, 1998 and 1997.

Latin America's operating income declined $53 million or 29% in 1999 compared with an increase of $18 million or 11% in 1998. On a constant currency basis, this segment's operating income decreased 8% in 1999 and increased 17% in 1998. Results in 1999 were negatively impacted by the difficult economic conditions experienced by several markets in the segment. Partly offsetting the decrease were the strong performances in Mexico and Venezuela. While Brazil's results have improved since the first half of 1999, it is still experiencing the negative effects of the currency devaluation that occurred in early 1999. Expansion and positive comparable sales drove improved results across this segment in 1998. Brazil has accounted for approximately 70% of Latin America's operating income in constant currencies in each of the past three years.

Interest expense

Interest expense decreased in 1999 due to lower average interest rates and weaker foreign currencies, partly offset by higher average debt levels. In 1998, higher average debt levels more than offset the weaker foreign currencies and lower average interest rates, causing an increase in interest expense. Lower average interest rates in both years were partly due to the Company's use of interest rate exchange agreements.

Nonoperating (income) expense

Nonoperating (income) expense includes miscellaneous income and expense items such as interest income, minority interests and gains and losses related to other investments, financings and translation. Results in 1999 reflected lower translation losses than 1998. Results in 1997 reflected translation gains.

Provision for income taxes

The effective income tax rate was 32.5% for 1999, compared with 32.8% for 1998 and 31.8% for 1997. The Company expects its 2000 effective income tax rate to be about 32.0%.

    Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $557 million in 1999 and $516 million in 1998. Substantially all of the tax assets arose in the U.S. and other profitable markets, and a majority of them are expected to be realized in future U.S. income tax returns.

Restaurants

McDonald's continues to focus on managing capital outlays more effectively through prudent and selective expansion. In 1999, the Company added 1,790 McDonald's restaurants Systemwide, compared with 1,668 in 1998 and 2,110 in 1997. In 2000, the Company expects to add between 1,800 and 1,900 McDonald's restaurants, with a continued emphasis on traditional restaurants primarily in locations outside the U.S. Restaurant additions for Other Brands are anticipated to be between 160 and 180 in 2000.

    In the U.S., a more selective restaurant development process reduced gross openings in 1999 and 1998 compared with 1997. Also in 1998, more low-volume satellites were closed, further reducing net additions.

    Asia/Pacific's percent of total restaurants has grown primarily due to Japan's significant expansion. Japan added 406 restaurants in 1999 and 415 in 1998, representing more than 20% of restaurant additions in both years. Approximately 50% of Japan's restaurant additions in 1999 and about 60% in 1998 were satellites. These units have significantly lower development costs and sales volumes, compared with traditional restaurants. Therefore, these additions contribute significantly more to unit growth than sales growth.

    Approximately 80% of Systemwide restaurants were in the major markets at the end of both 1999 and 1998. In 1999, 55% of restaurant additions were in these major markets, and we anticipate a similar percent for 2000. Longer term, China, Italy, Mexico, South Korea and Spain, which together represented more than 10% of McDonald's additions in 1999, are expected to represent a growing proportion of restaurant additions.


Systemwide restaurants
-------------------------------------------------------------------------
                                     1999            1998            1997
-------------------------------------------------------------------------
U.S.                               12,629          12,472          12,380
Europe                              4,943           4,421           3,886
Asia/Pacific                        5,655           5,055           4,456
Latin America                       1,789           1,405           1,091
Other                               1,790           1,465           1,319
-------------------------------------------------------------------------
Total                              26,806          24,818          23,132
=========================================================================

    Almost 65% of Company-operated restaurants and nearly 85% of franchised restaurants were located in the major markets at the end of 1999. Franchisees and affiliates operated 77% of restaurants at year-end 1999. That percentage has remained relatively constant over the past three years.

    Satellite units at December 31, 1999 were as follows: U.S.--1,048; Europe-- 44; Asia/Pacific (primarily Japan)--1,351; Latin America (primarily Brazil)-- 532; and Other (primarily Canada)--269.

Financial position and capital resources
----------------------------------------
Total assets and capital expenditures


Total assets grew $1.2 billion or 6% in 1999 and $1.5 billion or 8% in 1998. At year-end 1999 and 1998, about 70% of consolidated assets were located in our major markets excluding our affiliate in Japan. Net property and equipment rose $283 million in 1999 and represented 78% of total assets at year end.

    Capital expenditures decreased $11 million or 1% in 1999 and decreased $232 million or 11% in 1998, reflecting our strategy of leasing a higher proportion of new sites; the U.S. new building program that gives owner/operators the option to own new restaurant facilities; weaker foreign currencies; and in 1998, fewer restaurant additions. Capital expenditures in 1999 included increased capital outlays for existing U.S. Company-operated restaurants related to implementation of the new Made For You food preparation system, and spending to update and refresh existing U.S. restaurants. More than 85% of qualifying new and rebuilt U.S. traditional restaurant buildings opened in 1999 are owned by owner/operators. In addition, the Company leased the land for over 90% of new U.S. traditional restaurants opened in 1999. The new building program, combined with our decision to lease more land, saved the Company approximately $230 million in capital outlays in 1999.

    More than 70% of capital expenditures was invested in markets outside the U.S. in 1999, 1998 and 1997, and more than 65% was invested in our major markets excluding Japan in all three years.

Capital expenditures
--------------------------------------------------
(Dollars in millions)       1999     1998     1997
--------------------------------------------------
New restaurants          $ 1,231  $ 1,357  $ 1,531
Existing restaurants         515      398      433
Other properties             122      124      147
--------------------------------------------------
Total                    $ 1,868  $ 1,879  $ 2,111
==================================================
Total assets             $20,983  $19,784  $18,242
==================================================

    Expenditures for existing restaurants were made to achieve higher levels of customer satisfaction, including technology to improve service and food quality such as the Made For You food preparation system in the U.S. and Canada, and to enhance older facilities. Other properties primarily included expenditures for office buildings and related computer equipment and furnishings.

    The Company's expenditures for new restaurants in the U.S. were minimal as a result of the building and leasing programs previously discussed. For new franchised and affiliated restaurants, which represent about 85% of all U.S. restaurants, the Company generally incurs no capital expenditures. However, the Company still has long-term occupancy rights for the land and receives related rental income. For new Company-operated restaurants, the Company generally leases the land and owns the restaurant building and equipment.

    Average development costs outside the U.S. vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment owned by the Company, are managed through the use of right-sized restaurants, construction and design efficiencies, standardization and global sourcing. In addition, foreign currency fluctuations affect average development costs, especially in those markets where construction materials cannot be obtained locally.

    Average development costs for traditional restaurants in major markets outside the U.S., excluding our Japan affiliate, were approximately $1.8 million in 1999, $1.9 million in 1998 and $1.8 million in 1997. Average annual sales per new traditional restaurant for the same markets were approximately $1.7 million in 1999, $1.8 million in 1998 and $1.7 million in 1997. Average development costs for satellite restaurants located in Brazil, Canada and Japan were approximately $200,000 in each of the last three years. The utilization of these small, often limited-menu restaurants has allowed expansion into areas that would otherwise not have been feasible.

    Including affiliates, total land ownership was 42% and 44% of total restaurant sites at year-end 1999 and 1998, respectively.

    Capital expenditures by affiliates, which were not included in consolidated amounts, were approximately $259 million in 1999, compared with $295 million in 1998. The decrease was primarily due to increased ownership in Sweden, partly offset by stronger foreign currencies, primarily the Japanese Yen.

Cash provided by operations

The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Free cash flow (cash from operations less capital expenditures) increased 29% to $1.14 billion in 1999, compared with $887 million in 1998. Cash provided by operations was reduced by approximately $135 million of Made For You incentive payments in 1998 and $110 million of U.S. franchisee security deposit refunds in 1997. Cash provided by operations, along with other sources of cash such as borrowings, was used for capital expenditures, share repurchase, dividends and debt repayments.

Cash provided by operations
-------------------------------------------------------------
(Dollars in millions)                 1999     1998     1997
-------------------------------------------------------------
Cash provided by operations         $3,009   $2,766   $2,442
Free cash flow                       1,141      887      331
Cash provided by operations as a
percent of capital expenditures        161%     147%     116%
Cash provided by operations as a
percent of average total debt           42       41       41
=============================================================

    In addition to its free cash flow, the Company can meet short-term needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company strategically and purposefully maintains a relatively low current ratio--.48 at year-end 1999.

Financings and market risk

The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. McDonald's strives to minimize these risks by employing established risk management policies and procedures and by financing with debt in the currencies in which assets are denominated. See summary of significant accounting policies on page 23 for additional information regarding our use of financial instruments and the impact of the new accounting standard on derivatives.

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

    The Company uses foreign currency debt and derivatives to hedge certain foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. The high proportion of foreign-dominated debt has lessened the impact of recently rising U.S. interest rates. Total foreign-denominated debt, including the effects of currency exchange agreements, was $5.3 billion and $5.2 billion at year-end 1999 and 1998, respectively.

Debt highlights
----------------------------------------------------------------------
(As a percent)                                     1999   1998   1997
----------------------------------------------------------------------
Fixed-rate debt as a percent of total debt           70%    67%    49%
Weighted-average annual interest rate
of total debt                                       5.9    6.6    6.8
Foreign currency-denominated debt
as a percent of total debt                           76     75     80
Total debt as a percent of total capitalization
(total debt and total shareholders' equity)          43     43     42
======================================================================

    Moody's and Standard & Poor's have rated McDonald's debt Aa2 and AA, respectively, since 1982. Duff & Phelps began rating the debt in 1990 and currently rates it AA+. A strong rating is important to the Company because of its global development plans. The Company has not experienced, and does not expect to experience, difficulty in obtaining financing or refinancing existing debt. At year-end 1999, the Company and its subsidiaries had $1.5 billion available under committed line of credit agreements and $1.1 billion under shelf registrations for future debt issuance. In early 2000, the Company reduced the amount available under committed line of credit agreements to $1.0 billion and issued British Pounds Sterling Medium-Term Notes under one of the shelf registrations, in the equivalent of $200 million at a rate of 6.38%, due 2020.

    The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt, terminating exchange agreements and using derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. All exchange agreements are over-the-counter instruments.

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

    The Company's exposure is diversified among a broad basket of currencies. At year-end 1999 and 1998, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency exposures
--------------------------------------------------------------------------
(In millions of U.S. Dollars)                               1999      1998
--------------------------------------------------------------------------
Euro-based currencies                                     $1,059    $1,072
Canadian Dollars                                             797       749
British Pounds Sterling                                      669(1)    447
Australian Dollars                                           394       322
Brazilian Reais                                              124       302
Hong Kong Dollars                                            100        80
==========================================================================
(1) Does not reflect the $200 million debt issuance in February 2000.

    The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company's anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company's financial instruments, neither a one percentage point adverse change in interest rates from year-end 1999 levels nor a 10% adverse change in foreign currency rates from year-end 1999 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

Total shareholders' equity

The Company uses free cash flow and debt capacity to repurchase shares, as we believe this enhances shareholder value. Over the past 10 years, the Company has invested $5.3 billion to buy back 264 million shares at an average price of approximately $20, while maintaining a strong equity base. At year-end 1999, the Company held 310 million shares in treasury with a market value of $12.5 billion.

    In September 1998, the Company announced plans to repurchase $3.5 billion of its common stock by year-end 2001. Between September 1998 and December 1999, we purchased 34.4 million shares for approximately $1.3 billion, including 24.2 million shares for $933 million in 1999. The Company sells common equity put options in connection with our share repurchase program and receives premiums for these options, which reduce the overall cost of treasury stock purchases. During 1999, the Company sold 27.0 million common equity put options, of which
17.5 million were outstanding at December 31, 1999. Premiums received of $97.5 million in 1999 were reflected in shareholders' equity as a reduction of the cost of treasury stock purchased. During February 2000, 3.4 million common equity put options were exercised for $137.5 million. The remaining options expire at various dates through February 2001, with exercise prices between $39.92 and $44.03.

    Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchase. Accordingly, the common stock dividend yield is modest. However, the Company has paid dividends on our common stock for 24 consecutive years through 1999 and has increased the dividend amount at least once every year. Future dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. In

November 1999, the Company announced that it intends to pay cash dividends on an annual, instead of quarterly, basis beginning in 2000. Future dividends declared at the discretion of the Company's Board of Directors will be paid annually in December.

Returns

Operating income is used to compute return on average assets, while net income less preferred stock dividends (if applicable) is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity
--------------------------------------------------------------------------------
(As a percent)                                           1999   1998/(1)/  1997
--------------------------------------------------------------------------------
Return on average assets                                 16.6%  16.4%      16.0%
Return on average common equity                          20.8   19.5       19.0
================================================================================
(1) Excluding Made For You costs and the special charge. Including Made For You costs and the special charge, return on average assets was 14.7% and return on average common equity was 17.1%.

     The increases in the 1999 and 1998 returns were due to strong operating results, enhanced by the Company's continued focus on more efficient capital deployment. This included a more selective site selection process, the U.S. new building program that began in 1998 and the use of free cash flow for share repurchase. Also contributing to the increase in the 1999 return on average common equity was the significant increase in the amount of common equity put options entered into during the year, which reduced average common equity.

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

Year 2000

In 1999, the Company completed all necessary modifications, testing and replacements of significant systems to become Year 2000 compliant. As a result of the efforts undertaken, the Company experienced no major disruptions in significant information technology and noninformation technology systems and believes those systems successfully responded to the Year 2000 date change. In addition, the Company did not experience any significant operational or financial difficulties resulting from Year 2000 issues related to owner/operators or third-party service providers. The Company will continue to monitor its computer applications throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Year 2000 costs incurred by the Company did not have a material impact on the Company's financial position, results of operations or cash flows.

Euro conversion

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for McDonald's primarily consist of payments to suppliers. In addition, as we use foreign-denominated debt and derivatives to meet our financing requirements and to minimize our foreign currency risks, certain of these financial instruments are denominated in Euros.

     McDonald's has restaurants located in all member countries and has been preparing for the introduction of the Euro for the past several years. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments and revising processes for preparing accounting and taxation records. Based on the work to date, the Company does not believe the Euro conversion will have a significant impact on its financial position, results of operations or cash flows.

Forward-looking statements

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and governmental regulation; and accounting policies and practices.

Item 7A.  Quantitative and qualitative disclosures about market risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, pages 15 and 16 of this Form 10-K.

Item 8.  Financial statements and supplementary data

Index to consolidated financial statements

-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Page reference
-------------------------------------------------------------------------------------------------------------------------
Consolidated statement of income for each of the three years in the period ended December 31, 1999                     19
Consolidated balance sheet at December 31, 1999 and 1998                                                               20
Consolidated statement of cash flows for each of the three years in the period ended December 31, 1999                 21
Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1999       22
Notes to consolidated financial statements (Financial comments)                                                     23-30
Quarterly results (unaudited)                                                                                          31
Management's Report                                                                                                    32
Audit Committee's Report                                                                                               32
Report of Independent Auditors                                                                                         32
=========================================================================================================================

Consolidated statement of income

-----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                    Years ended December 31, 1999            1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                                       $ 9,512.5       $ 8,894.9     $ 8,136.5
Revenues from franchised and affiliated restaurants                                           3,746.8         3,526.5       3,272.3
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                           13,259.3        12,421.4      11,408.8
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Food and packaging                                                                            3,204.6         2,997.4       2,772.6
Payroll and employee benefits                                                                 2,418.3         2,220.3       2,025.1
Occupancy and other operating expenses                                                        2,206.7         2,043.9       1,851.9
-----------------------------------------------------------------------------------------------------------------------------------
    Total Company-operated restaurant expenses                                                7,829.6         7,261.6       6,649.6
-----------------------------------------------------------------------------------------------------------------------------------
Franchised restaurants--occupancy expenses                                                      737.7           678.0         613.9
Selling, general and administrative expenses                                                  1,477.6         1,458.5       1,450.5
Other operating (income) expense                                                               (124.1)          (60.2)       (113.5)
Made For You costs                                                                               18.9           161.6
Special charge                                                                                                  160.0
-----------------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                                                        9,939.7         9,659.5       8,600.5
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                              3,319.6         2,761.9       2,808.3
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense--net of capitalized interest of $14.3, $17.9 and $22.7                         396.3           413.8         364.4
Nonoperating (income) expense                                                                    39.2            40.7          36.6
-----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                      2,884.1         2,307.4       2,407.3
-----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                      936.2           757.3         764.8
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $ 1,947.9       $ 1,550.1     $ 1,642.5
===================================================================================================================================
Net income per common share                                                                 $    1.44       $    1.14     $    1.17
Net income per common share--diluted                                                             1.39            1.10          1.15
-----------------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                                                  $     .20       $     .18     $     .16
-----------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares                                                                       1,355.3         1,365.3       1,378.7
Weighted-average shares--diluted                                                              1,404.2         1,405.7       1,410.2
===================================================================================================================================

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated balance sheet


(In millions, except per share data)                                                         December 31, 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
Cash and equivalents                                                                                 $   419.5            $   299.2
Accounts and notes receivable                                                                            708.1                609.4
Inventories, at cost, not in excess of market                                                             82.7                 77.3
Prepaid expenses and other current assets                                                                362.0                323.5
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                               1,572.3              1,309.4
------------------------------------------------------------------------------------------------------------------------------------
Other assets
Investments in and advances to affiliates                                                              1,002.2                854.1
Intangible assets--net                                                                                 1,261.8                973.1
Miscellaneous                                                                                            822.4                606.2
------------------------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                                 3,086.4              2,433.4
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment
Property and equipment, at cost                                                                       22,450.8             21,758.0
Accumulated depreciation and amortization                                                             (6,126.3)            (5,716.4)
------------------------------------------------------------------------------------------------------------------------------------
    Net property and equipment                                                                        16,324.5             16,041.6
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $20,983.2            $19,784.4
====================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
Notes payable                                                                                        $ 1,073.1            $   686.8
Accounts payable                                                                                         585.7                621.3
Income taxes                                                                                             117.2                 94.2
Other taxes                                                                                              160.1                143.5
Accrued interest                                                                                         131.4                132.3
Other accrued liabilities                                                                                660.0                651.0
Current maturities of long-term debt                                                                     546.8                168.0
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                          3,274.3              2,497.1
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                         5,632.4              6,188.6
Other long-term liabilities and minority interests                                                       538.4                492.6
Deferred income taxes                                                                                  1,173.6              1,081.9
Common equity put options                                                                                725.4                 59.5
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock, no par value; authorized--165.0 million shares; issued--none
Common stock, $.01 par value; authorized--3.5 billion shares; issued--1,660.6 million                     16.6                 16.6
Additional paid-in capital                                                                             1,288.3                989.2
Unearned ESOP compensation                                                                              (133.3)              (148.7)
Retained earnings                                                                                     15,562.8             13,879.6
Accumulated other comprehensive income                                                                  (886.8)              (522.5)
Common stock in treasury, at cost; 309.8 and 304.4 million shares                                     (6,208.5)            (4,749.5)
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                                         9,639.1              9,464.7
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                           $20,983.2            $19,784.4
====================================================================================================================================

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated statement of cash flows

--------------------------------------------------------------------------------------------------------------------------
(In millions)                                            Years ended December 31, 1999              1998              1997
--------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                   $ 1,947.9         $ 1,550.1         $ 1,642.5
Adjustments to reconcile to cash provided by operations
     Depreciation and amortization                                               956.3             881.1             793.8
     Deferred income taxes                                                        52.9              35.4              (1.1)
     Changes in operating working capital items
     Accounts receivable                                                         (81.9)            (29.9)            (57.6)
     Inventories, prepaid expenses and other current assets                      (47.7)            (18.1)            (34.5)
     Accounts payable                                                            (23.9)            (12.7)             52.8
     Taxes and other liabilities                                                 270.4             337.5             221.9
Refund of U.S. franchisee security deposits                                                                         (109.6)
Other                                                                            (65.1)             22.9             (65.9)
--------------------------------------------------------------------------------------------------------------------------
     Cash provided by operations                                               3,008.9           2,766.3           2,442.3
--------------------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment expenditures                                           (1,867.8)         (1,879.3)         (2,111.2)
Purchases of restaurant businesses                                              (340.7)           (131.0)           (235.9)
Sales of restaurant businesses                                                   241.5             149.0             149.5
Property sales                                                                    20.9              42.5              26.9
Other                                                                           (315.7)           (129.4)            (46.5)
--------------------------------------------------------------------------------------------------------------------------
     Cash used for investing activities                                       (2,261.8)         (1,948.2)         (2,217.2)
--------------------------------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                                           116.7            (604.2)          1,097.4
Long-term financing issuances                                                    902.5           1,461.5           1,037.9
Long-term financing repayments                                                  (682.8)           (594.9)         (1,133.8)
Treasury stock purchases                                                        (891.5)         (1,089.8)           (755.1)
Common and preferred stock dividends                                            (264.7)           (240.5)           (247.7)
Series E preferred stock redemption                                                                                 (358.0)
Other                                                                            193.0             207.6             145.7
--------------------------------------------------------------------------------------------------------------------------
     Cash used for financing activities                                         (626.8)           (860.3)           (213.6)
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents increase (decrease)                                         120.3             (42.2)             11.5
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of year                                        299.2             341.4             329.9
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                          $   419.5         $   299.2         $   341.4
==========================================================================================================================
Supplemental cash flow disclosures
     Interest paid                                                           $   411.5         $   406.5         $   401.7
     Income taxes paid                                                           642.2             545.9             650.8
==========================================================================================================================

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated statement of shareholders' equity
--------------------------------------------------------------------------------

                                                                          Common
                                                                    stock issued     Additional         Unearned
                                                Preferred     ------------------        paid-in             ESOP     Retained
(In millions, except per share data)    stock issued/(1)/     Shares      Amount        capital     compensation     earnings
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       $358.0    1,660.6       $16.6       $  565.9          $(193.2)   $11,173.0
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            1,642.5
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $104.0)
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.16 per share)                                                                                                       (221.2)
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock cash dividends
($1.93 per Series E depositary share)                                                                                   (25.3)
------------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                           21.4
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases
------------------------------------------------------------------------------------------------------------------------------------
Common equity put options issuance
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock redemption                         (358.0)
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $79.2)                                                         125.0              0.5
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          0.0    1,660.6        16.6          690.9           (171.3)    12,569.0
====================================================================================================================================
Net income                                                                                                            1,550.1
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including tax benefits of $84.2)
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.18 per share)                                                                                                       (239.5)
------------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                           22.5
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases
------------------------------------------------------------------------------------------------------------------------------------
Common equity put options issuance
and expiration, net
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $154.0)                                                        298.3              0.1
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          0.0    1,660.6        16.6          989.2           (148.7)    13,879.6
====================================================================================================================================
Net income                                                                                                            1,947.9
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $53.5)
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.20 per share)                                                                                                       (264.7)
------------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                           15.8
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases
------------------------------------------------------------------------------------------------------------------------------------
Common equity put options issuance
and expiration, net
------------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $185.3)                                                        299.1             (0.4)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $  0.0    1,660.6       $16.6       $1,288.3         $ (133.3)   $15,562.8
====================================================================================================================================

                                                    Accumulated           Common stock
                                                          other            in treasury            Total
                                                  comprehensive     ------------------    shareholders'
(In millions, except per share data)                     income     Shares      Amount           equity
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            $(175.1)    (271.4)  $(3,027.0)       $ 8,718.2
-------------------------------------------------------------------------------------------------------
Net income                                                                                      1,642.5
-------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $104.0)                              (295.4)                                 (295.4)
-------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                          1,347.1
-------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.16 per share)                                                                                 (221.2)
-------------------------------------------------------------------------------------------------------
Preferred stock cash dividends
($1.93 per Series E depositary share)                                                             (25.3)
-------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                  21.4
-------------------------------------------------------------------------------------------------------
Treasury stock purchases                                             (32.4)     (765.0)          (765.0)
-------------------------------------------------------------------------------------------------------
Common equity put options issuance                                               (80.3)           (80.3)
-------------------------------------------------------------------------------------------------------
Preferred stock redemption                                                                       (358.0)
-------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $79.2)                                     14.6        89.2            214.7
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             (470.5)    (289.2)   (3,783.1)         8,851.6
=======================================================================================================
Net income                                                                                      1,550.1
-------------------------------------------------------------------------------------------------------
Translation adjustments
(including tax benefits of $84.2)                         (52.0)                                  (52.0)
-------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                          1,498.1
-------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.18 per share)                                                                                 (239.5)
-------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                  22.5
-------------------------------------------------------------------------------------------------------
Treasury stock purchases                                             (38.0)   (1,161.9)        (1,161.9)
-------------------------------------------------------------------------------------------------------
Common equity put options issuance
and expiration, net                                                               20.8             20.8
-------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $154.0)                                    22.8       174.7            473.1
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             (522.5)    (304.4)   (4,749.5)         9,464.7
=======================================================================================================
Net income                                                                                      1,947.9
-------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $53.5)                               (364.3)                                 (364.3)
-------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                          1,583.6
-------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.20 per share)                                                                                 (264.7)
-------------------------------------------------------------------------------------------------------
ESOP loan payment                                                                                  15.8
-------------------------------------------------------------------------------------------------------
Treasury stock purchases                                             (24.2)     (932.7)          (932.7)
-------------------------------------------------------------------------------------------------------
Common equity put options issuance
and expiration, net                                                             (665.9)          (665.9)
-------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $185.3)                                    18.8       139.6            438.3
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            $(886.8)    (309.8)  $(6,208.5)       $ 9,639.1
=======================================================================================================

(1) At December 31, 1996, 7.2 thousand shares were outstanding. These shares were redeemed in 1997.

The accompanying financial comments are an integral part of the consolidated financial statements.

Financial comments

Summary of significant accounting policies

Nature of business

The Company develops, operates, franchises and services a worldwide system of restaurants that prepare, assemble, package and sell a limited menu of value-priced foods. McDonald's operates primarily in the quick-service hamburger restaurant business. Beginning in 1999, the Company also operates other restaurant concepts: Aroma Cafe', Chipotle Mexican Grill and Donatos Pizza.

     All restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent third parties, or by affiliates operating under joint-venture agreements between the Company and local business people.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less are accounted for by the equity method.

Estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign currency translation

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for hyperinflationary countries, where it is the U.S. Dollar.

Advertising costs

Production costs for radio and television advertising are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general and administrative expenses were (in millions): 1999--$522.9; 1998--$486.3; 1997--$548.7.

Stock-based compensation

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock options footnote, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings--up to 40 years; leasehold improvements--lesser of useful lives of assets or lease terms including option periods; and equipment--three to 12 years.

Intangible assets

Intangible assets, primarily representing the excess of cost over the net tangible assets of acquired restaurant businesses, are amortized using the straight-line method over an average life of about 30 years.

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

Common equity put options

During 1999, 1998 and 1997, the Company sold 27.0 million, 7.3 million and 5.3 million common equity put options, respectively, in connection with its share repurchase program. Premiums received are recorded in shareholders' equity as a reduction of the cost of treasury stock purchased and were $97.5 million in 1999, $20.5 million in 1998 and $8.1 million in 1997. At December 31, 1999, 17.5 million common equity put options were outstanding. The options expire at various dates through February 2001 at exercise prices between $39.63 and $44.03. At December 31, 1999, the $725.4 million total exercise price of these outstanding options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of the premiums received.

Per common share information

Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Net income used in the computation was reduced by preferred stock cash dividends of $25.3 million in 1997. The Company retired its remaining Series E Preferred Stock in December 1997. Weighted average shares on a diluted basis included weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 48.9 million shares in 1999, 40.4 million shares in 1998 and 31.5 million shares in 1997.

Statement of cash flows

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

Made For You costs

During 1999, the Company completed the installation of the new Made For You food preparation system in virtually all restaurants in the U.S. and Canada. As part of the plan to introduce this system, the Company provided financial incentives during 1999 and 1998 of up to $12,500 per restaurant to owner/operators to defray the cost of equipment made obsolete as a result of converting to the new system. The Company also made additional payments in special cases where the conversion to Made For You was more extensive.

  The Company incurred $18.9 million of Made For You costs in 1999 and $161.6 million in 1998, primarily consisting of incentive payments made to owner/operators as well as accelerated depreciation on equipment replaced in Company-operated restaurants.

Special charge

In second quarter 1998, the Company recorded a $160.0 million pre-tax special charge related to the Company's home office productivity initiative. The productivity plan was designed to improve staff alignment, focus and productivity, and reduce ongoing selling, general and administrative expenses. As a result, the Company reduced home office staffing by approximately 500 positions, consolidated certain home office facilities and reduced other expenditures in a variety of areas. The special charge was comprised of $85.8 million of employee severance and outplacement costs, $40.8 million of lease cancellation and other facilities-related costs, $18.3 million of costs for the write-off of technology investments made obsolete as a result of the productivity initiative and $15.1 million of other cash payments made in 1998.

  The initiatives identified in the home office productivity plan were completed as of December 31, 1999, and no significant adjustments were made to the original plan. The remaining liability, primarily related to employee severance paid in semi-monthly installments over a period up to one year after termination, was approximately $31.1 million at December 31, 1999, and is included in other accrued liabilities in the consolidated balance sheet.

Franchise arrangements

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company, based upon a percentage of sales with minimum rent payments. McDonald's franchisees are granted the right to operate a restaurant using the McDonald's system as well as the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Beginning in 1998, franchisees in the U.S. generally have the option to own new restaurant facilities while leasing the land from McDonald's. In addition, franchisees outside the U.S. pay a refundable, noninterest-bearing security deposit. Foreign affiliates pay a royalty to the Company based upon a percentage of sales.

     The results of operations of restaurant businesses purchased and sold in transactions with franchisees and affiliates were not material to the consolidated financial statements for periods prior to purchase and sale.

-------------------------------------------------------------------------------
(In millions)                                 1999          1998           1997
-------------------------------------------------------------------------------
Minimum rents                             $1,473.8      $1,440.9       $1,369.7
Percent rent and service fees              2,208.8       2,026.9        1,836.3
Initial fees                                  64.2          58.7           66.3
-------------------------------------------------------------------------------
Revenues from franchised
and affiliated restaurants                $3,746.8      $3,526.5       $3,272.3
===============================================================================

     Future minimum rent payments due to the Company under existing franchise arrangements are:

-------------------------------------------------------------------------------
(In millions)                          Owned sites  Leased sites          Total
-------------------------------------------------------------------------------
2000                                     $   918.8      $  683.2      $ 1,602.0
2001                                         905.0         674.7        1,579.7
2002                                         890.8         663.9        1,554.7
2003                                         872.0         650.4        1,522.4
2004                                         854.4         635.7        1,490.1
Thereafter                                 7,292.6       5,761.2       13,053.8
-------------------------------------------------------------------------------
Total minimum payments                   $11,733.6      $9,069.1      $20,802.7
===============================================================================

     At December 31, 1999, net property and equipment under franchise arrangements totaled $8.7 billion (including land of $2.6 billion) after deducting accumulated depreciation and amortization of $3.1 billion.

Segment and geographic information

The Company operates exclusively in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. The Company's reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company's share of operating results of affiliates after interest expense. These amounts are also after income taxes for affiliates outside the U.S. Royalties and other payments received from subsidiaries outside the U.S. were (in millions):
1999-$568.3; 1998-$526.0; 1997-$470.6.

     Corporate assets include corporate cash, investments, asset portions of financing instruments, deferred tax assets and certain intangibles.

     The Other segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as Other Brands: Aroma Cafe', Chipotle Mexican Grill and Donatos Pizza.

--------------------------------------------------------------------------------
(In millions)                                 1999           1998           1997
--------------------------------------------------------------------------------
U.S.                                     $ 5,093.0      $ 4,868.1      $ 4,602.7
Europe                                     4,924.9        4,466.7        3,931.5
Asia/Pacific                               1,832.3        1,633.2        1,522.8
Latin America                                680.3          814.7          709.2
Other                                        728.8          638.7          642.6
--------------------------------------------------------------------------------
Total revenues                           $13,259.3      $12,421.4      $11,408.8
================================================================================
U.S.                                     $ 1,471.7      $ 1,005.8(1)   $ 1,180.0
Europe                                     1,203.4        1,115.6          988.6
Asia/Pacific                                 404.3          343.9          362.2
Latin America                                127.5          180.8          163.4
Other                                        112.7          115.8          114.1
--------------------------------------------------------------------------------
Total operating income                   $ 3,319.6      $ 2,761.9(1)   $ 2,808.3
================================================================================
U.S.                                     $ 8,025.5      $ 7,795.4      $ 7,753.4
Europe                                     6,966.8        6,932.1        6,005.4
Asia/Pacific                               2,828.2        2,659.7        2,125.6
Latin America                              1,477.5        1,339.6        1,177.8
Other                                        979.3          678.7          661.6
Corporate                                    705.9          378.9          517.7
--------------------------------------------------------------------------------
Total assets                             $20,983.2      $19,784.4      $18,241.5
================================================================================
U.S.                                     $   472.1      $   445.5      $   584.0
Europe                                       881.8          870.2          929.5
Asia/Pacific                                 188.4          224.0          277.3
Latin America                                213.2          236.8          227.9
Other                                        112.3          102.8           92.5
--------------------------------------------------------------------------------
Total capital expenditures               $ 1,867.8      $ 1,879.3      $ 2,111.2
================================================================================
U.S.                                     $   444.5      $   432.3      $   404.0
Europe                                       305.2          268.0          229.2
Asia/Pacific                                 114.9           97.3           82.8
Latin America                                 45.5           42.9           35.4
Other                                         46.2           40.6           42.4
--------------------------------------------------------------------------------
Total depreciation and
amortization                             $   956.3      $   881.1      $   793.8
================================================================================

(1) Includes $161.6 million of Made For You costs and $160.0 million special charge related to the home office productivity initiative.

    Total long-lived assets, primarily property and equipment and intangibles, were (in millions): Consolidated 1999-$19,082.8; 1998-$18,244.4; 1997-$16,706.1.
U.S. 1999-$7,984.9; 1998-$7,533.2; 1997-$7,530.7.

Income taxes

Income before provision for income taxes, classified by source of income, was as follows:

-----------------------------------------------------------------------
(In millions)                                1999       1998       1997
-----------------------------------------------------------------------
U.S.                                     $1,222.2   $  804.3   $1,004.6
Outside the U.S.                          1,661.9    1,503.1    1,402.7
-----------------------------------------------------------------------
Income before provision for
income taxes                             $2,884.1   $2,307.4   $2,407.3
=======================================================================

                             ----------------------

     The provision for income taxes, classified by the timing and location of payment, was as follows:

------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                         1999       1998       1997
------------------------------------------------------------------------------------------------------------------------------------
U.S. federal                                                      $  347.4   $  267.8   $  336.3
U.S. state                                                            68.9       71.4       66.0
Outside the U.S.                                                     467.0      382.7      363.6
------------------------------------------------------------------------------------------------------------------------------------
     Current tax provision                                           883.3      721.9      765.9
------------------------------------------------------------------------------------------------------------------------------------
U.S. federal                                                          31.3       32.8        2.5
U.S. state                                                            12.3       (6.9)      13.5
Outside the U.S.                                                       9.3        9.5      (17.1)
------------------------------------------------------------------------------------------------------------------------------------
     Deferred tax provision (benefit)                                 52.9       35.4       (1.1)
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $  936.2   $  757.3   $  764.8
====================================================================================================================================

     Net deferred tax liabilities consisted of:
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                       December 31, 1999       1998
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment basis differences                                     $1,200.0   $1,121.5
Other                                                                           396.3      355.2
------------------------------------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                           1,596.3    1,476.7
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets before valuation allowance(1)                            (658.7)    (561.8)
Valuation allowance                                                             101.9       45.5
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities(2)                                            $1,039.5   $  960.4
====================================================================================================================================

(1) Includes tax effects of loss carryforwards (in millions): 1999--$118.3; 1998--$67.1 and foreign tax credit carryforwards: 1999--$70.2; 1998--$38.5.
(2) Net of current tax assets included in prepaid expenses and other current assets in the consolidated balance sheet (in millions): 1999--$134.1; 1998--$121.5.

     The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate               35.0%      35.0%      35.0%
State income taxes, net of related
federal income tax benefit                            1.8        1.8        2.1
Benefits and taxes related to
foreign operations                                   (4.4)      (3.3)      (5.2)
Other-net                                              .1        (.7)       (.1)
--------------------------------------------------------------------------------
Effective income tax rates                           32.5%      32.8%      31.8%
================================================================================

     Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $2.4 billion at December 31, 1999, and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Debt financing

Line of credit agreements

     At December 31, 1999, the Company had several line of credit agreements with various banks totaling $1.5 billion, all of which remained unused at year-end 1999. Subsequent to year end, the Company renegotiated the line of credit agreements as follows: a $500.0 million line expiring in February 2005 with fees of .06% per annum on the total commitment; a $25.0 million line with a renewable term of 364 days and fees of .07% per annum on the total commitment; and a $500.0 million short-term line with a renewable term of 364 days and fees of
 .04% per annum on the total commitment. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $699.3 million at December 31, 1999; these were principally short term and denominated in various currencies at local market rates of interest. The weighted-average interest rate of short-term borrowings, composed of U.S. Dollar and Euro commercial paper and foreign currency bank line borrowings, was 6.1% at December 31, 1999 and 6.2% at December 31, 1998.

Exchange agreements

     The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements expire through 2008 and relate primarily to the exchange of Euro-based currencies, Japanese Yen and British Pounds Sterling. The notional principal is equal to the amount of foreign currency or U.S. Dollar principal exchanged at maturity and is used to calculate interest payments that are exchanged over the life of the transaction. The Company has also entered into interest-rate exchange agreements that expire through 2011 and relate primarily to U.S. Dollars, Euro-based currencies and Australian Dollars. The net value of each exchange agreement based on its current spot rate was classified as an asset or liability. Net interest is accrued as either interest receivable or payable, with the offset recorded in interest expense.

  The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have significant exposure to any individual counterparty and has entered into master agreements that contain netting arrangements. The Company's policy regarding agreements with certain counterparties is to require collateral in the event credit ratings fall below A- or in the event that aggregate exposures exceed certain limits as defined by contract. At December 31, 1999, no collateral was required of counterparties and the Company was not required to collateralize any of its obligations.

  At December 31, 1999, the Company had purchased foreign currency options outstanding (primarily Euro-based currencies, British Pounds Sterling and Japanese Yen) with a notional amount equivalent to U.S. $193.9 million. The unamortized premium related to these currency options was $2.7 million and there were no related deferred gains recorded as of year end. Forward foreign exchange contracts outstanding at December 31, 1999 (primarily British Pounds Sterling, Hong Kong Dollars and Australian Dollars) had a U.S. Dollar equivalent of $398.3 million.


Fair values
--------------------------------------------------------------------------------
                                                              December 31, 1999
                                                              ------------------
                                                              Carrying      Fair
(In millions)                                                   amount     value
--------------------------------------------------------------------------------
Liabilities
  Debt                                                        $6,011.3  $6,048.4
  Notes payable                                                1,073.1   1,073.1
  Foreign currency exchange agreements(1)                        167.9     191.5
  Interest-rate exchange agreements(2)                                       8.7
--------------------------------------------------------------------------------
     Total liabilities                                         7,252.3   7,321.7
--------------------------------------------------------------------------------
Assets
  Foreign currency exchange agreements(1)                        205.5     151.0
--------------------------------------------------------------------------------
Net debt                                                      $7,046.8  $7,170.7
================================================================================

(1)  Gross notional amount equivalent to U.S. $2.5 billion.
(2)  Notional amount equivalent to U.S. $1.3 billion.

  The carrying amounts for cash and equivalents, notes receivable, purchased foreign currency options and forward foreign exchange contracts approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.

  The fair values of the debt, notes payable obligations, the currency and interest-rate exchange agreements and the foreign currency options were estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of its total assets was substantially higher than the carrying value at December 31, 1999.

ESOP loans and guarantees

The Company has guaranteed and included in total debt at December 31, 1999, $26.8 million of Notes issued by the Leveraged Employee Stock Ownership Plan
(ESOP) with payments through 2006. In addition, during 1999 the Company borrowed $133.0 million that was subsequently loaned to the ESOP and used to repay existing ESOP notes previously guaranteed by the Company. Borrowings related to the ESOP are reflected as long-term debt with a corresponding reduction of shareholders' equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald's common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

  The Company also has guaranteed certain affiliate loans totaling $178.2 million at December 31, 1999.

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

Debt obligations
------------------------------------------------------------------------------------------
                                                 Interest rates(1)     Amounts outstanding
                                                       December 31             December 31
                                                ------------------     -------------------
(In millions of U.S. Dollars)     Maturity dates    1999      1998         1999       1998
------------------------------------------------------------------------------------------
Fixed--original issue(2)                             6.9%      6.9%    $3,008.1   $3,452.6
Fixed--converted via
exchange agreements(3)                               6.2       6.3     (1,773.1)  (2,072.7)
Floating                                             6.7       5.3        470.7      357.2
------------------------------------------------------------------------------------------
   Total U.S. Dollars                  2000-2037                        1,705.7    1,737.1
------------------------------------------------------------------------------------------
Fixed                                                5.6       6.2      1,941.2    1,771.6
Floating                                             3.6       4.0        609.4      849.9
------------------------------------------------------------------------------------------
   Total Euro-based currencies         2000-2009                        2,550.6    2,621.5
------------------------------------------------------------------------------------------
Fixed                                                7.6       7.7        596.5      529.4
Floating                                             6.0       5.6        145.9      212.3
------------------------------------------------------------------------------------------
   Total British Pounds Sterling       2000-2008                          742.4      741.7
------------------------------------------------------------------------------------------
Fixed                                                5.4       7.9        228.4      157.4
Floating                                             4.8       2.1         15.6      137.9
------------------------------------------------------------------------------------------
   Total other European
   currencies(4)                       2000-2004                          244.0      295.3
------------------------------------------------------------------------------------------
Fixed                                                3.5       3.8        488.1      387.5
Floating                                             0.1       0.5        298.5      322.5
------------------------------------------------------------------------------------------
   Total Japanese Yen                  2000-2023                          786.6      710.0
------------------------------------------------------------------------------------------
Fixed                                                8.1       8.8        415.0      393.2
Floating                                             6.4       6.8        503.0      337.6
------------------------------------------------------------------------------------------
   Total other Asia/Pacific
   currencies(5)                       2000-2010                          918.0      730.8
------------------------------------------------------------------------------------------
Fixed                                                6.9       7.4         13.2        9.3
Floating                                             5.2       8.9         86.3       84.3
------------------------------------------------------------------------------------------
   Total other currencies              2000-2021                           99.5       93.6
------------------------------------------------------------------------------------------
Debt obligations including the net
effects of currency and
interest-rate exchange agreements                                       7,046.8    6,930.0
------------------------------------------------------------------------------------------
Short-term obligations supported by
long-term line of credit agreement
------------------------------------------------------------------------------------------
Net asset positions of currency
exchange agreements (included
in miscellaneous other assets)                                            205.5      113.4
------------------------------------------------------------------------------------------
Total debt obligations                                                 $7,252.3   $7,043.4
==========================================================================================

(1)  Weighted-average effective rate, computed on a semiannual basis.
(2) Includes $500 million of debentures with maturities in 2027, 2036 and 2037, which are subordinated to senior debt and which provide for the ability to defer interest payments up to five years under certain conditions.
(3) A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.
(4)  Primarily consists of Swiss Francs.
(5)  Primarily consists of Australian Dollars and New Taiwan Dollars.



Debt obligations
-----------------------------------------------------------------------------------------------------------

                                                                     Aggregate maturities for 1999 balances
                                   ------------------------------------------------------------------------
(In millions of U.S. Dollars)           2000        2001          2002      2003        2004     Thereafter
-----------------------------------------------------------------------------------------------------------
Fixed--original issue(2)
Fixed--converted via
exchange agreements(3)
Floating
-----------------------------------------------------------------------------------------------------------
   Total U.S. Dollars              $   301.8     $(305.3)      $(286.9)  $(127.3)    $ (24.7)      $2,148.1
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total Euro-based currencies         515.9       315.3         232.5     294.3       358.7          833.9
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total British Pounds Sterling       234.7                      24.2     160.6                      322.9
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total other European
   currencies(4)                        99.0        50.8          37.0       8.1        49.1
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total Japanese Yen                   97.9       176.2         146.8      93.9        77.3          194.5
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total other Asia/Pacific
   currencies(5)                       741.1        46.3          25.5      40.4        54.8            9.9
-----------------------------------------------------------------------------------------------------------
Fixed
Floating
-----------------------------------------------------------------------------------------------------------
   Total other currencies               88.9         2.7           4.5       1.0         0.5            1.9
-----------------------------------------------------------------------------------------------------------
Debt obligations including the net
effects of currency and
interest-rate exchange agreements    2,079.3       286.0         183.6     471.0       515.7        3,511.2
-----------------------------------------------------------------------------------------------------------
Short-term obligations supported by
long-term line of credit agreement    (500.0)                                                         500.0
-----------------------------------------------------------------------------------------------------------
Net asset positions of currency
exchange agreements (included
in miscellaneous other assets)          40.6        54.7          32.5      32.1        34.8           10.8
-----------------------------------------------------------------------------------------------------------
Total debt obligations             $ 1,619.9     $ 340.7       $ 216.1   $ 503.1     $ 550.5       $4,022.0
===========================================================================================================

Leasing arrangements

At December 31, 1999, the Company was lessee at 5,468 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 6,239 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.

  Future minimum payments required under existing operating leases with initial terms of one year or more are:

---------------------------------------------------------------------------
(In millions)                                  Restaurant   Other     Total
---------------------------------------------------------------------------
2000                                             $  620.2  $ 61.3  $  681.5
2001                                                608.1    49.9     658.0
2002                                                588.5    41.5     630.0
2003                                                565.7    34.8     600.5
2004                                                542.0    29.4     571.4
Thereafter                                        5,052.3   169.6   5,221.9
---------------------------------------------------------------------------
Total minimum payments                           $7,976.8  $386.5  $8,363.3
===========================================================================

  Rent expense was (in millions): 1999-$796.3; 1998-$723.0; 1997-$641.2. These amounts included percent rents in excess of minimum rents (in millions): 1999- $117.1; 1998-$116.7; 1997-$99.4.


Property and equipment
------------------------------------------------------------------------------
(In millions)                                    December 31, 1999        1998
------------------------------------------------------------------------------
Land                                                     $ 3,838.6   $ 3,812.1
Buildings and improvements on owned land                   7,953.6     7,665.8
Buildings and improvements on leased land                  7,076.6     6,910.4
Equipment, signs and seating                               2,906.6     2,728.8
Other                                                        675.4       640.9
------------------------------------------------------------------------------
                                                          22,450.8    21,758.0
------------------------------------------------------------------------------
Accumulated depreciation and amortization                 (6,126.3)   (5,716.4
------------------------------------------------------------------------------
Net property and equipment                               $16,324.5   $16,041.6
==============================================================================

Depreciation and amortization expense was (in millions): 1999--$858.1; 1998-$808.0; 1997-$726.4.

Employee benefit plans

The Company's benefits program for U.S. employees includes profit sharing, 401(k) (McDESOP) and leveraged employee stock ownership (ESOP) features. McDESOP allows participants to make contributions that are partly matched from shares released under the ESOP. Plan assets and contributions made by McDESOP participants can be invested in McDonald's common stock or among several other investment alternatives. The Company allocations under McDESOP and ESOP are generally invested in McDonald's common stock.

  Executives, staff and restaurant managers participate in profit sharing contributions and shares released under the ESOP, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year. Total U.S. costs for the above program were (in millions):
1999-$49.4; 1998-$63.3; 1997-$57.6.

  Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 1999-$37.2; 1998-$37.5; 1997-$34.1.

  Other postretirement benefits and postemployment benefits, excluding severance benefits related to the 1998 home office productivity initiative, were immaterial.

Stock options

At December 31, 1999, the Company had three stock-based compensation plans, two for employees and one for non-employee directors. Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.

  Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and expiring 10 years from the grant date. At December 31, 1999, the number of shares of common stock reserved for issuance under the plans was 178.1 million, including 13.4 million available for future grants.

  A summary of the status of the Company's plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                               1999                             1998                            1997
                                    -------------------------------  -------------------------------  ------------------------------
                                          Shares   Weighted-average        Shares   Weighted-average        Shares  Weighted-average
Options                             (in millions)    exercise price  (in millions)    exercise price  (in millions)   exercise price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           164.0             $19.32         156.3             $16.79         145.5            $14.73
Granted                                     25.4              40.35          33.7              25.90          30.2             23.53
Exercised                                  (18.8)             13.89         (22.8)             12.00         (14.6)             9.63
Forfeited                                   (5.9)             18.01          (3.2)             21.06          (4.8)            17.78
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 164.7             $23.06         164.0             $19.32         156.3            $16.79
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year          69.4                             64.4                             60.5
====================================================================================================================================


  Options granted each year were 1.9%, 2.5% and 2.2% of average common shares outstanding for 1999, 1998 and 1997, representing grants to approximately 11,600, 11,500 and 11,000 employees in those three years. When stock options are exercised, shares are issued from treasury stock.

  The average per share cost of treasury stock issued for option exercises was:
1999--$7.38; 1998--$7.00; 1997--$6.47. The average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises because the Company prefunds the program through share repurchase. As a result, stock option exercises have generated additional capital, since cash received from employees has exceeded the Company's average acquisition cost of treasury stock. In addition, stock option exercises resulted in $418.5 million of tax benefits for the Company during the three years ended December 31, 1999. The following table presents information related to options outstanding and options exercisable at December 31, 1999, based on ranges of exercise prices.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   December 31, 1999
                            --------------------------------------------------------------------------------------------------------
                                                                       Options outstanding                       Options exercisable
                            --------------------------------------------------------------   ---------------------------------------
                                  Number              Weighted-average                                 Number
                              of options    remaining contractual life    Weighted-average         of options       Weighted-average
Range of exercise prices    (in millions)                    (in years)     exercise price       (in millions)        exercise price
------------------------------------------------------------------------------------------------------------------------------------
$  7 to  9                           7.6                           1.4              $ 7.87                7.6                 $ 7.87
  10 to 15                          36.1                           3.6               13.43               28.1                  13.23
  16 to 23                          43.3                           6.4               20.60               15.1                  19.55
  24 to 34                          53.1                           7.5               25.67               18.5                  25.37
  35 to 46                          24.6                           9.5               40.58                0.1                  40.52
------------------------------------------------------------------------------------------------------------------------------------
$  7 to 46                         164.7                           6.4              $23.06               69.4                 $17.30
====================================================================================================================================

  Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For pro forma disclosures, the options' estimated fair value was amortized over their expected seven-year life. SFAS No. 123 does not apply to grants before 1995. As a result, the pro forma disclosures do not include a full seven years of grants, and therefore, may not be indicative of anticipated future disclosures. The fair value for these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options which, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following tables present the pro forma disclosures and the weighted-average assumptions used to estimate the fair value of these options:

--------------------------------------------------------------------------------
Pro forma disclosures                            1999          1998         1997
--------------------------------------------------------------------------------
Net income--pro forma (in millions)          $1,844.0      $1,474.0     $1,589.3
Net income per common share--pro forma:
     Basic                                       1.36          1.08         1.13
     Diluted                                     1.31          1.05         1.11
Weighted-average fair value
per option granted                              14.06          8.75         8.41
================================================================================

--------------------------------------------------------------------------------
Assumptions                                      1999          1998        1997
--------------------------------------------------------------------------------
Expected dividend yield                           .65%          .65%        .65%
Expected stock price volatility                  22.9%         18.0%       18.1%
Risk-free interest rate                          5.72%         5.56%       6.61%
Expected life of options (in years)                 7             7           7
================================================================================


Quarterly results (unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                       Quarters ended         Quarters ended        Quarters ended          Quarters ended
                                          December 31           September 30               June 30                March 31
                                  -------------------   --------------------   -------------------   ---------------------
(In millions, except per
  share data)                         1999       1998        1999       1998       1999       1998         1999       1998
--------------------------------------------------------------------------------------------------------------------------
Systemwide sales                  $9,749.7   $9,316.0   $ 9,997.8   $9,246.2   $9,920.4   $9,247.6     $8,822.8   $8,169.7
--------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated
 restaurants                      $2,424.9   $2,304.5   $ 2,474.4   $2,305.7   $2,434.1   $2,270.4     $2,179.1   $2,014.3
Revenues from franchised
 and affiliated restaurants          948.0      916.2       969.8      909.3      973.0      910.4        856.0      790.6
--------------------------------------------------------------------------------------------------------------------------
    Total revenues                 3,372.9    3,220.7     3,444.2    3,215.0    3,407.1    3,180.8      3,035.1    2,804.9
--------------------------------------------------------------------------------------------------------------------------
Company-operated margin              414.1      418.2       458.8      437.5      448.9      426.7        361.1      350.9
Franchised margin                    756.3      734.8       783.0      737.3      792.6      743.9        677.2      632.5
Operating income(1)                  816.8      637.2       907.7      835.2      883.5      646.8(2)     711.6      642.7
Net income(1)                     $  486.2   $  348.5   $   540.9   $  482.2   $  518.1   $  357.2(2)  $  402.7   $  362.2
--------------------------------------------------------------------------------------------------------------------------
Net income per common share(1)    $    .36   $    .26   $     .40   $    .35   $    .38   $    .26(2)  $    .30   $    .26
Net income per common
 share-diluted(1)                      .35        .25         .39        .34        .37        .25(2)       .29        .26
--------------------------------------------------------------------------------------------------------------------------
Dividends per common share        $ .04875   $ .04500   $  .04875   $ .04500   $ .04875   $ .04500     $ .04875   $ .04125
--------------------------------------------------------------------------------------------------------------------------
Weighted-average shares            1,353.3    1,354.3     1,354.7    1,362.1    1,355.5    1,372.1      1,357.3    1,372.8
Weighted-average shares-diluted    1,401.4    1,399.1     1,403.1    1,404.7    1,405.6    1,415.1      1,409.2    1,403.9
==========================================================================================================================
Market price per common share
High                              $49 9/16   $39  3/4   $45   1/4   $ 37 1/2   $47 1/16   $35         $47   3/8   $30  1/8
Low                                38 5/16    28  1/8    38 15/16     26 3/4    37  3/4    28 9/16     35 15/16    22 5/16
Close                              40 5/16    38 7/16    43   1/4     29 7/8    41  1/8    34  1/2     45  5/16    30
==========================================================================================================================

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

   The Company maintains a system of internal controls over financial reporting including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures that are communicated throughout the Company; careful selection, training and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain high standards of proper business practices throughout the world.

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

McDONALD'S CORPORATION
January 26, 2000

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

   In conformity with its charter, in 1999, among other things, the Committee recommended the selection of the Company's independent auditors to the Board of Directors; reviewed the scope and fees for the annual audit and the internal audit program; reviewed fees for nonaudit services provided by the independent auditors; reviewed the annual financial statements and the results of the annual audit with financial management and the independent auditors; consulted with financial management and the independent auditors regarding risk management; reviewed the adequacy of certain financial policies and internal controls; and reviewed significant legal developments.

   The Audit Committee, which met six times during 1999, is comprised of five independent Directors: Gordon C. Gray, Chairman, Enrique Hernandez, Jr., Walter
E. Massey, Roger W. Stone and B. Blair Vedder, Jr. Donald G. Lubin serves as secretary in a nonvoting capacity.

   In December 1999, the New York Stock Exchange, Securities and Exchange Commission and Auditing Standards Board adopted new rules intended to improve disclosure relating to the composition and practices of audit committees and to enhance the reliability and credibility of financial statements. The rules must be implemented at various dates throughout 2000 and 2001. The Audit Committee is taking steps to comply on a timely basis with these rules.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF McDONALD'S CORPORATION January 26, 2000

Report of Independent Auditors

The Board of Directors and Shareholders
McDonald's Corporation

We have audited the accompanying consolidated balance sheet of McDonald's Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
Chicago, Illinois
January 26, 2000

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the registrant

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1999.

   Information regarding all of the Company's executive officers is included in
Part I, Item 4, page 5 of this Form 10-K.

Item 11.  Executive compensation

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1999.

Item 12.  Security ownership of certain beneficial owners and management

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1999.

Item 13.  Certain relationships and related transactions

Incorporated herein by reference from the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 1999.

Part IV

Item 14.  Financial statement schedules, exhibits, and reports on Form 8-K

(a)  1.  Financial statements:

Consolidated financial statements filed as part of this report are listed under
Part II, Item 8, pages 19 through 22 of this Form 10-K.

     2.  Financial statement schedules:

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 28, 2000.

-------------------------------------------------------
Date of             Item           Financial statements
report            number           required to be filed
-------------------------------------------------------
10/21/99          Item 7                             No
12/16/99          Item 7                             No
1/26/00           Item 7                             No
-------------------------------------------------------

(c)  Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

McDonald's Corporation Exhibit Index (Item 14)
Exhibit Number/Description
--------------------------------------------------------------------------------
(3) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998. By-Laws, effective as of July 8, 1998, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1998.

(4)  Instruments defining the rights of security holders, including Indentures
     (A):
     (a) Senior Debt Securities Indenture dated as of October 19, 1996 incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement (File No. 333-14141).

          (i) 6-3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1 dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated January 5, 1998.

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

     (b) Subordinated Debt Securities Indenture dated as of October 18, 1996, incorporated herein by reference from Form 8-K dated October 18, 1996.

          (i) 7-1/2% Subordinated Deferrable Interest Debentures due 2036. Supplemental Indenture No. 1 dated as of November 5, 1996, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated October 18, 1996.

          (ii) 7-1/2% Subordinated Deferrable Interest Debentures due 2037. Supplemental Indenture No. 2 dated as of January 14, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated January 9, 1997.

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

Exhibit Number/Description
--------------------------------------------------------------------------------
          (vi) 6-3/4% Notes due February 15, 2003. Form of Supplemental Indenture No. 20 incorporated herein by reference from Exhibit
                 (4) of Form 8-K dated March 1, 1993.

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

     (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

     (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1999.*

     (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1999.*

     (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 1999.*

     (g) Non-Employee Director Stock Option Plan, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 1999.*

     (h) Executive Retention Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1998.*

(12) Statement re: Computation of Ratios

(21) Subsidiaries of the Registrant

(23) Consent of Independent Auditors

(27) Financial Data Schedule
--------------------------------------------------------------------------------
* Denotes compensatory plan.

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

McDonald's Corporation
(Registrant)

/S/  Michael L. Conley
---------------------------------
By   Michael L. Conley
     Executive Vice President and Chief Financial Officer


     March 28, 2000
---------------------------------
          Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 28th day of March, 2000:

Signature, Title

/S/  Hall Adams, Jr.
---------------------------------
     Hall Adams, Jr.
     Director

/S/  James R. Cantalupo
---------------------------------
     James R. Cantalupo
     Vice Chairman and President and Director

/S/  Gordon C. Gray
---------------------------------
     Gordon C. Gray
     Director

/S/  Jack M. Greenberg
---------------------------------
     Jack M. Greenberg
     Chairman and Chief Executive Officer and Director

/S/  Enrique Hernandez, Jr.
---------------------------------
     Enrique Hernandez, Jr.
     Director

/S/  Jeanne P. Jackson
---------------------------------
     Jeanne P. Jackson
     Director

/S/  Donald R. Keough
---------------------------------
     Donald R. Keough
     Director

/S/  Donald G. Lubin
---------------------------------
     Donald G. Lubin
     Director

/S/  Walter E. Massey
---------------------------------
     Walter E. Massey
     Director

/S/  Andrew J. McKenna
---------------------------------
     Andrew J. McKenna
     Director

/S/  Michael R. Quinlan
---------------------------------
     Michael R. Quinlan
     Chairman of the Executive Committee and Director

/S/  Terry L. Savage
---------------------------------
     Terry L. Savage
     Director

/S/  Roger W. Stone
---------------------------------
     Roger W. Stone
     Director

/S/  Robert N. Thurston
---------------------------------
     Robert N. Thurston
     Director

/S/  Fred L. Turner
---------------------------------
     Fred L. Turner
     Senior Chairman and Director

/S/  B. Blair Vedder, Jr.
---------------------------------
     B. Blair Vedder, Jr.
     Director

/S/  Michael L. Conley
---------------------------------
     Michael L. Conley
     Executive Vice President and Chief Financial Officer

/S/  Christopher Pieszko
---------------------------------
     Christopher Pieszko
     Senior Vice President and Corporate Controller