Form 10-Q
period 2000-03-31
MCDONALDS CORP
filed 2000-05-08
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2000


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


                                 1,336,234,747
                          ----------------------------
                       (Number of shares of common stock
                       outstanding as of March 31, 2000)


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

                Item 1 - Financial Statements

                    Condensed consolidated balance sheet,
                    March 31, 2000 (unaudited) and
                    December 31, 1999........................................................ 3

                    Condensed consolidated statement of
                    income (unaudited), first quarters ended March 31, 2000 and
                    1999..................................................................... 4

                    Condensed consolidated statement of
                    cash flows (unaudited), first quarters ended March 31, 2000 and 1999................................................................. 5

                    Financial comments (unaudited)........................................... 6

                Item 2 -  Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations.......................................... 8

                Item 3 -  Quantitative & Qualitative Disclosures
                          About Market Risk..................................................14

Part II.        Other Information

                Item 6 -  Exhibits and Reports on Form 8-K...................................14

                    (a)   Exhibits
                          The exhibits listed in the
                          accompanying Exhibit Index are
                          filed as part of this report.......................................14

                    (b)   Reports on Form 8-K................................................16

                Signature....................................................................17


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

-------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------

                                                                               (unaudited)
In millions                                                                   March 31, 2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   368.0               $   419.5
Accounts and notes receivable                                                             664.3                   708.1
Inventories, at cost, not in excess of market                                              79.6                    82.7
Prepaid expenses and other current assets                                                 393.1                   362.0
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                          1,505.0                 1,572.3
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,941.2                 3,086.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        22,606.0                22,450.8
Accumulated depreciation and amortization                                              (6,222.1)               (6,126.3)
-----------------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                                   16,383.9                16,324.5
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $20,830.1               $20,983.2
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   821.6               $ 1,073.1
Accounts payable                                                                          411.4                   585.7
Income taxes                                                                              210.4                   117.2
Other taxes                                                                               187.9                   160.1
Accrued interest                                                                          135.9                   131.4
Other accrued liabilities                                                                 544.3                   660.0
Current maturities of long-term debt                                                      457.3                   546.8
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                     2,768.8                 3,274.3
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          6,131.2                 5,632.4
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        566.0                   538.4
DEFERRED INCOME TAXES                                                                   1,190.1                 1,173.6
COMMON EQUITY PUT OPTIONS                                                                 762.9                   725.4
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                                16.6                    16.6
Additional paid-in capital                                                              1,315.6                 1,288.3
Unearned ESOP compensation                                                               (126.1)                 (133.3)
Retained earnings                                                                      16,013.5                15,562.8
Accumulated other comprehensive income                                                 (1,002.9)                 (886.8)
Common stock in treasury, at cost; 324.4 and 309.8 million shares                      (6,805.6)               (6,208.5)
-----------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                    9,411.1                 9,639.1
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $20,830.1               $20,983.2
=======================================================================================================================


See accompanying Financial comments.

-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                          Quarters ended
In millions, except                                                                                           March 31
per common share data                                                                                 2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                                             $2,439.9             $2,179.1
Revenues from franchised and affiliated restaurants                                                  903.9                856.0
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                               3,343.8              3,035.1
-------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                                                       2,033.1              1,818.0
Franchised restaurants - occupancy expenses                                                          193.8                178.8
Selling, general, and administrative expenses                                                        377.6                339.9
Other operating (income) expense                                                                     (29.3)               (13.2)
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS AND EXPENSES                                                           2,575.2              2,323.5
-------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                     768.6                711.6
-------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                     100.4                105.2
Nonoperating (income) expense                                                                          5.5                  5.7
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                             662.7                600.7
-------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                           211.8                198.0
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                        $  450.9             $  402.7
===============================================================================================================================
NET INCOME PER COMMON SHARE                                                                       $   0.34             $   0.30
NET INCOME PER COMMON SHARE - DILUTED                                                                 0.33                 0.29
-------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                                                        $      -             $ .04875
-------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                                                            1,343.4              1,357.3
WEIGHTED AVERAGE SHARES - DILUTED                                                                  1,383.8              1,409.2
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

----------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------


                                                                                                 Quarters ended
                                                                                                    March 31
In millions                                                                                       2000      1999
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                     $ 450.9   $ 402.7
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                                                                255.8     234.1
    Changes in operating working capital items                                                    (8.0)     72.9
    Other                                                                                        (31.6)      7.2
----------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                                                  667.1     716.9
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                                             (378.7)   (336.2)
Purchases and sales of restaurant businesses and
       sales of property                                                                           8.9     (87.3)
Other                                                                                            (47.6)   (220.5)
----------------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                                                          (417.4)   (644.0)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments                                   242.6     317.0
Treasury stock purchases                                                                        (578.7)   (157.8)
Common stock dividends                                                                                     (66.3)
Other                                                                                             34.9      95.2
----------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                           (301.2)    188.1
----------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                                         (51.5)    261.0
----------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                                      419.5     299.2
----------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                                          $ 368.0   $ 560.2
================================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2000 do not necessarily indicate the results that may be expected for the full year.

  The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


Comprehensive Income

  Comprehensive income consists of net income and foreign currency translation adjustments and totaled $334.8 million and $142.1 million for the first quarter of 2000 and 1999, respectively.


Per Common Share Information

  Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 40.4 million shares and 51.9 million shares for the first quarter of 2000 and 1999, respectively.


Common Equity Put Options

  At March 31, 2000, 19.7 million of common equity put options were outstanding, of which 5.7 million were sold in first quarter 2000. The options expire at various dates through May 2001, at exercise prices between $30.11 and $44.03. The $762.9 million total exercise price of the options outstanding was classified in common equity put options at March 31, 2000, and the related offset was recorded in common stock in treasury, net of premiums received.


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

Segment Information

  McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe; Chipotle Mexican Grill and Donatos Pizza. The Other Segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

  The following table presents the Company's revenues and operating income by geographic segment:

                                                              Quarters ended
                                                                 March 31
In millions                                                2000           1999
--------------------------------------------------------------------------------
REVENUES
     U.S.                                                $1,209.6       $1,151.3
     Europe                                               1,171.0        1,156.2
     Asia/Pacific                                           526.6          421.6
     Latin America                                          228.9          163.6
     Other                                                  207.7          142.4
--------------------------------------------------------------------------------
         TOTAL REVENUES                                  $3,343.8       $3,035.1
--------------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                                $  344.2       $  314.8
     Europe                                                 261.8          252.8
     Asia/Pacific                                           113.4           91.3
     Latin America                                           29.8           31.9
     Other                                                   19.4           20.8
--------------------------------------------------------------------------------
         TOTAL OPERATING INCOME                          $  768.6       $  711.6
--------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------


Dollars in millions, except                                 Quarter ended
per common share data                                       March 31, 2000
--------------------------------------------------------------------------------

                                                                     % Increase/
                                                           Amount     (Decrease)
--------------------------------------------------------------------------------
SYSTEMWIDE SALES                                          $9,506.7         8%
--------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                      2,439.9        12
Revenues from franchised and affiliated restaurants          903.9         6
--------------------------------------------------------------------------------
  TOTAL REVENUES                                           3,343.8        10
--------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                               2,033.1        12
Franchised restaurants - occupancy costs                     193.8         8
Selling, general, and administrative expenses                377.6        11
Other operating (income) expense                             (29.3)      N/M
--------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                       2,575.2        11
--------------------------------------------------------------------------------
OPERATING INCOME                                             768.6         8
--------------------------------------------------------------------------------
Interest expense                                             100.4        (5)
Nonoperating (income) expense                                  5.5        (4)
--------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     662.7        10
--------------------------------------------------------------------------------
Provision for income taxes                                   211.8         7
--------------------------------------------------------------------------------
NET INCOME                                                $  450.9        12%
================================================================================
NET INCOME PER COMMON SHARE                               $   0.34        13%
NET INCOME PER COMMON SHARE-DILUTED                           0.33        14
--------------------------------------------------------------------------------
N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

Impact of Foreign Currencies on Reported Results

While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

  The primary currency negatively affecting reported results for the first quarter was the Euro, which is the currency in 11 of our European markets including France and Germany. This negative effect was partly offset by the stronger Japanese Yen.

  The following table presents the growth rates for reported results and the results on a constant currency basis. All information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

--------------------------------------------------------------------------------
Quarter ended March 31, 2000

                                                          Increase/(Decrease)
                                                       -------------------------
                                                             As     In Constant
                                                       Reported     Currencies*
--------------------------------------------------------------------------------
Systemwide sales                                              8%              9%
--------------------------------------------------------------------------------
Total revenues                                               10              13
--------------------------------------------------------------------------------
Operating income                                              8              11
--------------------------------------------------------------------------------
Net income                                                   12              16
--------------------------------------------------------------------------------
Net income per common share                                  13              17
--------------------------------------------------------------------------------
Net income per common share-diluted                          14%             17%
--------------------------------------------------------------------------------
* Excluding the effect of foreign currency translation on reported results.

Net Income and Net Income per Common Share - Diluted

  Net income increased 12 percent and diluted net income per common share increased 14 percent for the quarter (16 and 17 percent in constant currencies, respectively). Weighted average shares outstanding for the quarter were lower compared with the prior year primarily due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the first quarter, the Company repurchased 16.6 million shares of its common stock for $574 million.

OPERATING RESULTS

McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe, Chipotle Mexican Grill and Donatos Pizza. Collectively these three businesses are referred to as "Other Brands." Throughout this discussion, Other Brands financial information is included in the Other segment, except where specifically noted.

Systemwide Sales and Revenues

  Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments, along with initial fees.

  On a global basis, the increases in sales and revenues were due to expansion and positive comparable sales. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues. The stronger Japanese Yen had a greater positive currency translation effect on sales compared with revenues. This is due to our affiliate structure in Japan. Under this structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, sales were less negatively affected by foreign currency translation than were revenues.

  On a constant currency basis, revenues increased at a higher rate than sales due to the higher unit growth rate of Company-operated restaurants relative to Systemwide restaurants and the consolidation of Argentina and Indonesia for financial reporting purposes.

--------------------------------------------------------------------------------
Systemwide sales
Dollars in millions              2000        1999        Increase/(Decrease)
--------------------------------------------------------------------------------
                                                          As        In Constant
                                                    Reported        Currencies*
--------------------------------------------------------------------------------
Quarters ended March 31
--------------------------------------------------------------------------------
U.S.                         $4,505.0    $4,283.2          5%               n/a
--------------------------------------------------------------------------------
Europe                        2,305.7     2,261.8          2                 12%
--------------------------------------------------------------------------------
Asia/Pacific                  1,785.6     1,511.3         18                 12
--------------------------------------------------------------------------------
Latin America                   434.1       393.6         10                 12
--------------------------------------------------------------------------------
Other                           476.3       372.9         28                 25
--------------------------------------------------------------------------------
    Total Systemwide sales   $9,506.7    $8,822.8          8%                 9%
--------------------------------------------------------------------------------
* Excluding the effect of foreign currency translation on reported results. n/a Not applicable

  U.S. sales increased due to positive comparable sales and expansion. In Europe, expansion and positive comparable sales drove the constant currency sales increase. This segment's results benefited from strong performances in France, Italy and Spain. Germany and the United Kingdom also contributed significantly to the increase.

  Expansion and positive comparable sales also drove the constant currency sales increase in Asia/Pacific. Strong performances in China and South Korea, along with strong sales in Taiwan and several other markets, helped by the very successful Hello Kitty promotions, drove the results. Japan also contributed substantially to the segment's increase due to expansion. The Company has begun to see improvement in Japan's sales trends, although its weak economy is still negatively impacting the business.

  In Latin America, expansion, partly offset by negative comparable sales, drove the constant currency sales increase. This segment's results benefited from positive comparable sales in Brazil, Mexico and Venezuela.

  In the Other segment, Canada's strong comparable sales and expansion contributed to the increase in sales. In addition, Other Brands contributed $43.2 million to the increase.

Combined Operating Margins

  The combined operating margin information that follows represents margins for the McDonald's restaurant business only.

           --------------------------------------------------------
           Combined operating margins            Quarters ended
                                                     March 31
                                               --------------------
                                                  2000       1999
           --------------------------------------------------------
           Dollars in millions
           --------------------------------------------------------
           Company-operated                    $  403.3    $  361.1
           --------------------------------------------------------
           Franchised                             709.7       677.2
           --------------------------------------------------------
             Combined operating margins        $1,113.0    $1,038.3
           --------------------------------------------------------
           Percent of sales/revenues
           --------------------------------------------------------
           Company-operated                        16.8%       16.6%
           --------------------------------------------------------
           Franchised                              78.6        79.1
           --------------------------------------------------------

  Combined operating margin dollars increased $75 million, or seven percent for the quarter. The increase was primarily driven by expansion and positive comparable sales, partly offset by weaker foreign currencies. Foreign currency translation negatively impacted combined operating margin dollars by $34 million or three percent. Margin dollars in the U.S. and Europe segments accounted for about 80 percent of the combined margin dollars in both years.

  Company-operated margin dollars increased 12 percent and also increased as a percent of sales for the quarter. Payroll costs and occupancy & other expenses decreased as a percent of sales, while food & paper costs increased as a percent of sales.

  As a percent of sales, the U.S. Company-operated margin increased for the quarter. As a percent of sales, food & paper costs decreased, payroll costs increased and occupancy & other operating expenses were flat.

  In Europe, the Company-operated margin also increased as a percent of sales. Payroll costs and occupancy & other operating expenses decreased as a percent of sales, while food & paper costs increased as a percent of sales.

  The increase in Asia/Pacific's Company-operated margin as a percent of sales was primarily due to strong sales performance. In Latin America, the decline in the Company-operated margin as a percent of sales was primarily due to difficult economic conditions experienced by most markets, partly offset by the consolidation of Argentina.

  Franchised margin dollars increased five percent for the quarter, despite a decline in franchised margins as a percent of applicable revenues. The decrease in the margin as a percent of revenues was primarily due to higher occupancy costs as a result of our strategy to lease more sites. By leasing a higher proportion of new sites, we have reduced initial capital requirements. However, as anticipated, this practice reduces franchised margins since the financing costs implicit in the lease are included in occupancy expense, whereas, for owned sites, financing costs are reflected in interest expense.

  In the U.S., Asia/Pacific and Latin America, franchised margins as a percent of revenues declined primarily due to increased occupancy costs. In addition, the consolidation of Argentina and Indonesia contributed to the decline in margins as a percent of revenues in Latin America and Asia/Pacific, respectively.

Selling, General & Administrative Expenses

  Selling, general & administrative expenses increased 11 percent for the quarter, primarily due to spending to support the development of both McDonald's restaurants and Other Brands. Selling, general & administrative expenses included $11 million related to Other Brands. In addition, the consolidation of Argentina and Indonesia contributed to the increase. Excluding Other Brands and the consolidations, selling, general & administrative expenses increased six percent for the quarter.

Other Operating Income and Expense

     ---------------------------------------------------------------------
     Other operating income and expense                 Quarters ended
                                                            March 31
                                                      --------------------
     Dollars in millions                                2000         1999
     ---------------------------------------------------------------------
     Gains on sales of restaurant businesses          $ 15.6       $ 11.3
     ---------------------------------------------------------------------
     Equity in earnings of unconsolidated affiliates    26.4         21.7
     ---------------------------------------------------------------------
     Other                                             (12.7)       (19.8)
     ---------------------------------------------------------------------
      Total                                           $ 29.3       $ 13.2
     ---------------------------------------------------------------------

  Other operating income and expense consists of transactions related to franchising and the food service business. The decrease in other expense was primarily related to lower provisions for property dispositions in 2000 and the absence of costs associated with the 1999 implementation of our Made For You food preparation system.

Operating Income

  Operating income increased $57 million, or eight percent for the quarter; 11 percent in constant currencies. The increase was primarily driven by higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general & administrative expenses and weaker foreign currencies.

--------------------------------------------------------------------------------
Operating income                                            Increase/(Decrease)

                                                            As      In Constant
Dollars in millions             2000       1999       Reported      Currencies*
--------------------------------------------------------------------------------
Quarters ended March 31
--------------------------------------------------------------------------------
U.S.                          $344.2     $314.8              9%             n/a
--------------------------------------------------------------------------------
Europe                         261.8      252.8              4               15%
--------------------------------------------------------------------------------
Asia/Pacific                   113.4       91.3             24               20
--------------------------------------------------------------------------------
Latin America                   29.8       31.9             (7)              (4)
--------------------------------------------------------------------------------
Other                           19.4       20.8             (7)             (12)
--------------------------------------------------------------------------------
    Total operating income    $768.6     $711.6              8%              11%
--------------------------------------------------------------------------------
* Excluding the effect of foreign currency translation on reported results. n/a Not applicable

  U.S. operating income increased $29 million or nine percent for the quarter. The increase was driven by higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general & administrative expenses.

  Europe's operating income increased 15 percent in constant currencies. This performance was primarily due to strong results in France, Italy and Spain. Germany and the United Kingdom also contributed to the increase.

  Operating income in Asia/Pacific increased 20 percent in constant currencies. This segment benefited from strong performances in Australia, South Korea and Taiwan.

  Latin America's operating income declined four percent in constant currencies. The decline was due to difficult economic conditions in most markets in the region, as well as a difficult comparison with strong first quarter 1999 results in Puerto Rico. Partly offsetting this were the strong performances in Brazil and Venezuela as well as the consolidation of Argentina. The Company expects profits in Latin America to improve as we progress throughout 2000.

  In the Other segment, strong performances in Canada and several other markets were offset by Other Brands operating losses of $9.1 million.

Interest Expense and Income Taxes

  Lower interest expense for the quarter was primarily the result of lower average interest rates and weaker foreign currencies, partly offset by higher average debt levels.

  The effective income tax rate was 32.0 percent for the first quarter of 2000 compared with 33.0 percent for the first quarter of 1999. For the year 2000, the Company expects its effective income tax rate to be about 32.0 percent.

FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the three months ended March 31, 2000 decreased $92.3 million to $288.4 million, primarily due to changes in working capital items and higher capital expenditures. Free cash flow, together with other sources of cash such as borrowings, was used primarily for share repurchases and debt repayments. The changes in working capital items were primarily due to timing and the capital expenditure increase of 13% was primarily due to higher McDonald's restaurant openings, the addition of Other Brands, and the consolidation of Argentina and Indonesia. The Company expects to add between 1,800 and 1,900 McDonald's restaurants this year, with about 90 percent in locations outside the U.S.

  In April 2000, the Company announced a $1 billion increase in its share repurchase program bringing the total program to $4.5 billion through 2001. Management believes the strength of the Company's business around the world and its strong cash flow puts the Company in a position to increase stock buybacks while maintaining a strong credit rating. The Company believes that buying back its stock continues to be an excellent way to provide shareholder value. Therefore, the Company purchased $574 million, or 16.6 million shares of its common stock in the first quarter. This brought the cumulative purchases to $1.8 billion, or 51 million shares under the three-year share repurchase program.

  In November 1999, the Company announced its intention to pay cash dividends on an annual, instead of quarterly, basis beginning in 2000. Future dividends declared at the discretion of the Board of Directors will be paid annually in December.

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

EURO CONVERSION

On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is trading on currency exchanges and may be used in certain transactions such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers. In addition, since the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to minimize its foreign currency risks, certain of these financial instruments are denominated in Euros.

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

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the effectiveness of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; availability and cost of land and construction; legislation and government regulation; and accounting policies and practices.

--------------------------------------------------------------------------------
FIRST QUARTER HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                         Quarters ended
                                                            March 31
Dollars in millions                                    2000          1999
--------------------------------------------------------------------------------
Systemwide sales by type
   Operated by franchisees                         $5,778.7      $5,439.9
   Operated by the Company                          2,439.9       2,179.1
   Operated by affiliates                           1,288.1       1,203.8
--------------------------------------------------------------------------------
   Systemwide sales                                $9,506.7      $8,822.8
--------------------------------------------------------------------------------
Restaurant margins*
   Company-operated
   ----------------
   U.S.                                                16.8%         16.6%
   Europe                                              17.6          17.4
   Asia/Pacific                                        17.9          16.2
   Latin America                                       12.6          14.2
   Other                                               13.4          13.1
      Total                                            16.8%         16.6%

   Franchised
   ----------
   U.S.                                                79.1%         79.9%
   Europe                                              77.3          77.1
   Asia/Pacific                                        82.7          83.4
   Latin America                                       75.6          78.3
   Other                                               76.9          76.2
      Total                                            78.6%         79.1%

*Restaurant margin information represents margins for the McDonald's restaurant business only.

RESTAURANTS
--------------------------------------------------------------------------------
                                        At March 31, 2000          1999
--------------------------------------------------------------------------------
By type
   Operated by franchisees                         16,360        15,316
   Operated by the Company                          6,547         5,693
   Operated by affiliates                           4,089         3,966
--------------------------------------------------------------------------------
       Systemwide restaurants                      26,996        24,975
--------------------------------------------------------------------------------

                                                      Quarters ended
                                                         March 31
                                                  2000              1999
--------------------------------------------------------------------------------
Additions
   U.S.                                             (5)              (10)
   Europe                                           68                49
   Asia/Pacific                                     50                74
   Latin America                                    61                28
   Other - McDonald's                               (5)               14
   Other Brands                                     21                 2
--------------------------------------------------------------------------------
       Systemwide additions                        190               157
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 1999 regarding this matter.


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


     (10)  Material Contracts

           (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*

           (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1999.*

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

           (e) 1992 Stock Ownership Incentive Plan, as amended and restated, filed herewith.*

           (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 1999.*

           (g) 1999 Non-Employee Director Stock Option Plan, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1999.*

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

(b)   Reports on Form 8-K

       The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through May 8, 2000.

                                                                      Financial Statements
                Date of Report               Item Number              Required to be Filed
                --------------               -----------              --------------------
                    4/20/00                     Item 7                         No

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




May 8, 2000
-----------------