Form 10-Q
period 2000-06-30
MCDONALDS CORP
filed 2000-08-11
CIK 63908

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended June 30, 2000


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



      Registrant's telephone number, including area code: (630) 623-3000
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____
    -----


                                 1,320,703,030
                         ----------------------------
                       (Number of shares of common stock
                       outstanding as of June 30, 2000)


================================================================================

                            McDONALD'S CORPORATION
                            ----------------------

                                     INDEX
                                     -----

                                                                           Page Reference
Part I.   Financial Information

          Item 1 - Financial Statements

              Condensed consolidated balance sheet,
              June 30, 2000 (unaudited) and
              December 31, 1999                                                         3

              Condensed consolidated statement of
              income (unaudited), quarters and six months ended
              June 30, 2000 and 1999                                                    4

              Condensed consolidated statement of
              cash flows (unaudited), quarters and six months ended
              June 30, 2000 and 1999                                                    5

              Financial comments (unaudited)                                            6

          Item 2 - Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                            8

          Item 3 - Quantitative & Qualitative Disclosures
                   About Market Risk                                                   16

Part II.  Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders                 16

          Item 6 - Exhibits and Reports on Form 8-K                                    17

              (a)  Exhibits
                   The exhibits listed in the
                   accompanying Exhibit Index are
                   filed as part of this report                                        17

              (b)  Reports on Form 8-K                                                 19

          Signature                                                                    20

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
In millions                                                                   June 30, 2000      December 31, 1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   411.1           $   419.5
Accounts and notes receivable                                                             746.9               708.1
Inventories, at cost, not in excess of market                                              85.7                82.7
Prepaid expenses and other current assets                                                 431.4               362.0
-------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                          1,675.1             1,572.3
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,968.0             3,086.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        22,901.3            22,450.8
Accumulated depreciation and amortization                                              (6,333.5)           (6,126.3)
-------------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                                   16,567.8            16,324.5
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $21,210.9           $20,983.2
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $ 1,446.2           $ 1,073.1
Accounts payable                                                                          451.2               585.7
Income taxes                                                                              140.9               117.2
Other taxes                                                                               184.7               160.1
Accrued interest                                                                          122.4               131.4
Other accrued liabilities                                                                 609.7               660.0
Current maturities of long-term debt                                                      735.3               546.8
-------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                     3,690.4             3,274.3
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          5,786.3             5,632.4
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        548.9               538.4
DEFERRED INCOME TAXES                                                                   1,210.8             1,173.6
COMMON EQUITY PUT OPTIONS                                                                 975.4               725.4
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                                16.6                16.6
Additional paid-in capital                                                              1,367.7             1,288.3
Unearned ESOP compensation                                                               (126.7)             (133.3)
Retained earnings                                                                      16,539.4            15,562.8
Accumulated other comprehensive income                                                 (1,106.9)             (886.8)
Common stock in treasury, at cost; 339.9 and 309.8 million shares                      (7,691.0)           (6,208.5)
-------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                    8,999.1             9,639.1
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $21,210.9           $20,983.2
===================================================================================================================

See accompanying Financial comments.

------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                                      Quarters ended       Six months ended
In millions, except                                                        June 30               June 30
per common share data                                                  2000       1999       2000       1999
------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                              $2,582.0   $2,434.1   $5,021.9   $4,613.2
Revenues from franchised and affiliated restaurants                   978.6      973.0    1,882.5    1,829.0
------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                              3,560.6    3,407.1    6,904.4    6,442.2
------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                        2,147.0    1,985.2    4,180.1    3,803.2
Franchised restaurants - occupancy expenses                           194.6      180.4      388.4      359.2
Selling, general, and administrative expenses                         393.4      365.5      771.0      705.4
Other operating (income) expense                                      (50.7)      (7.5)     (80.0)     (20.7)
------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS AND EXPENSES                            2,684.3    2,523.6    5,259.5    4,847.1
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      876.3      883.5    1,644.9    1,595.1
------------------------------------------------------------------------------------------------------------
Interest expense                                                      106.2       97.5      206.6      202.7
Nonoperating (income) expense                                          (2.9)      13.2        2.6       18.9
------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                              773.0      772.8    1,435.7    1,373.5
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                            247.1      254.7      458.9      452.7
------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $  525.9   $  518.1   $  976.8   $  920.8
============================================================================================================
NET INCOME PER COMMON SHARE                                        $   0.40   $   0.37   $   0.73   $   0.68
NET INCOME PER COMMON SHARE - DILUTED                                  0.39       0.37       0.71       0.65
------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                         $      -   $ .04875   $      -   $ .09750
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                             1,327.1    1,355.5    1,335.3    1,356.4
WEIGHTED AVERAGE SHARES - DILUTED                                   1,365.5    1,405.6    1,374.2    1,407.1
------------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

-------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                       Quarters ended      Six months ended
                                                                           June 30               June 30
In millions                                                             2000      1999        2000       1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $ 525.9   $ 518.1   $   976.8   $  920.8
Adjustments to reconcile to cash provided by operations
   Depreciation and amortization                                       273.5     237.7       529.3      471.8
   Changes in operating working capital items                         (106.0)    (35.8)     (114.0)      37.1
   Other                                                               (25.6)     45.9       (57.2)      53.1
-------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                        667.8     765.9     1,334.9    1,482.8
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                   (475.6)   (417.8)     (854.3)    (754.0)
Purchases and sales of restaurant businesses and
 sales of property                                                     (50.3)     43.4       (41.4)     (43.9)
Other                                                                  (19.9)     54.3       (67.5)    (166.2)
-------------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                                (545.8)   (320.1)     (963.2)    (964.1)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments         584.7    (344.0)      827.3      (27.0)
Treasury stock purchases                                              (715.3)   (283.5)   (1,294.0)    (441.3)
Common stock dividends                                                     -     (66.0)          -     (132.3)
Other                                                                   51.7      95.3        86.6      190.5
-------------------------------------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                                (78.9)   (598.2)     (380.1)    (410.1)
-------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                43.1    (152.4)       (8.4)     108.6
-------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                            368.0     560.2       419.5      299.2
-------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                $ 411.1   $ 407.8   $   411.1   $  407.8
=============================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2000 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $421.9 million and $459.6 million for the second quarters of 2000 and 1999, respectively, and $756.7 million and $601.7 million for the six months ended June 30, 2000 and 1999, respectively.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 38.4 million shares and 50.1 million shares for the second quarters of 2000 and 1999, respectively, and 38.9 million shares and 50.7 million shares for the six months ended June 30, 2000 and 1999, respectively.

Common Equity Put Options

     At June 30, 2000, 27.7 million of common equity put options were outstanding, of which 11.1 million were sold in second quarter 2000. The options expire at various dates through November 2001, at exercise prices between $30.11 and $42.04. The $975.4 million total exercise price of the options outstanding was classified in common equity put options at June 30, 2000, and the related offset was recorded in common stock in treasury, net of premiums received.

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

Segment Information

     McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe, Chipotle Mexican Grill, Donatos Pizza and, effective May 26, 2000, Boston Market. The Other segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

     The following table presents the Company's revenues and operating income by geographic segment:

                                                            Quarters ended                   Six months ended
                                                                June 30                           June 30
In millions                                              2000             1999            2000               1999
--------------------------------------------------------------------------------------------------------------------
REVENUES
     U.S.                                             $1,380.0         $1,379.8        $2,589.6           $2,531.1
     Europe                                            1,190.0          1,237.1         2,361.0            2,393.3
     Asia/Pacific                                        476.5            448.7         1,003.1              870.3
     Latin America                                       225.8            165.8           454.7              329.4
     Other                                               288.3            175.7           496.0              318.1
--------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                               $3,560.6         $3,407.1        $6,904.4           $6,442.2
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                             $  443.4         $  428.4        $  787.6           $  743.2
     Europe                                              281.5            303.5           543.3              556.3
     Asia/Pacific                                        102.5             93.9           215.9              185.2
     Latin America                                        23.3             25.7            53.1               57.6
     Other                                                25.6             32.0            45.0               52.8
--------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME                       $  876.3         $  883.5        $1,644.9           $1,595.1
--------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

-------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
-------------------------------------------------------------------------------------------------------------------------

Dollars in millions, except                                                Quarter ended              Six months ended
per common share data                                                      June 30, 2000               June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                  % Increase/                 % Increase/
                                                                        Amount     (Decrease)       Amount     (Decrease)
-------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                                      $10,237.6          3%       $19,744.3          5%
-------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                   2,582.0          6          5,021.9          9
Revenues from franchised and affiliated restaurants                       978.6          1          1,882.5          3
-------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                     3,560.6          5          6,904.4          7
-------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                            2,147.0          8          4,180.1         10
Franchised restaurants - occupancy costs                                  194.6          8            388.4          8
Selling, general, and administrative expenses                             393.4          8            771.0          9
Other operating (income) expense                                          (50.7)       N/M            (80.0)       N/M
-------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES                                 2,684.3          6          5,259.5          9
-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          876.3         (1)         1,644.9          3
-------------------------------------------------------------------------------------------------------------------------
Interest expense                                                          106.2          9            206.6          2
Nonoperating (income) expense                                              (2.9)       N/M              2.6        N/M
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  773.0          -          1,435.7          5
-------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                247.1         (3)           458.9          1
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $   525.9          2%       $   976.8          6%
=========================================================================================================================
NET INCOME PER COMMON SHARE                                           $    0.40          5%       $    0.73          7%
NET INCOME PER COMMON SHARE-DILUTED                                        0.39          5             0.71          9
-------------------------------------------------------------------------------------------------------------------------

N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe, Chipotle Mexican Grill, Donatos Pizza and, effective May 26, 2000, Boston Market. Collectively these four businesses are referred to as "Other Brands." Other Brands financial information is included in the Other segment, except where specifically noted.

     The following table presents the growth rates for reported results and the results on a constant currency basis for the quarter and six months ended June 30, 2000. Information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

            ----------------------------------------------------------------------------------------------
            Key highlights - Consolidated                                           Increase/(Decrease)
            ----------------------------------------------------------------------------------------------
                                                                                         As   In Constant
                                                                                   Reported   Currencies*
            ----------------------------------------------------------------------------------------------
            Quarters ended June 30, 2000
            ----------------------------------------------------------------------------------------------
            Systemwide sales                                                            3%          5%
            ----------------------------------------------------------------------------------------------
            Total revenues                                                              5           8
            ----------------------------------------------------------------------------------------------
            Operating income                                                           (1)          2
            ----------------------------------------------------------------------------------------------
            Net income                                                                  2           4
            ----------------------------------------------------------------------------------------------
            Net income per common share - diluted                                       5           8
            ----------------------------------------------------------------------------------------------
            Six months ended June 30, 2000
            ----------------------------------------------------------------------------------------------
            Systemwide sales                                                            5%          7%
            ----------------------------------------------------------------------------------------------
            Total revenues                                                              7          10
            ----------------------------------------------------------------------------------------------
            Operating income                                                            3           6
            ----------------------------------------------------------------------------------------------
            Net income                                                                  6           9
            ----------------------------------------------------------------------------------------------
            Net income per common share - diluted                                       9          12
            ----------------------------------------------------------------------------------------------

             * Excluding the effect of foreign currency translation on reported results


Impact of Foreign Currencies on Reported Results

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     The primary currencies negatively affecting reported results for the quarter and six months were the Euro, which is the currency in 11 of our European markets including France and Germany, the Australian Dollar and the British Pound. This negative effect was partly offset by the stronger Japanese Yen in both periods.

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

     On a global basis, the increases in sales and revenues for both periods were partly due to expansion, and for the six months, also due to positive comparable sales. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for the quarter and six months. The stronger Japanese Yen had a greater positive currency translation effect on sales compared to revenues. This is due to our affiliate structure in Japan. Under this structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, sales were less negatively affected by foreign currency translation than were revenues.

     On a constant currency basis, revenues increased at a higher rate than sales in both periods due to the higher unit growth rate of Company-operated McDonald's restaurants relative to Systemwide restaurants, the addition of Other Brands and the consolidation of Argentina and Indonesia, for financial reporting purposes, in the first quarter 2000.

        -----------------------------------------------------------------------------------------------------------
        Systemwide sales
        Dollars in millions                                 2000            1999        Increase/(Decrease)
        -----------------------------------------------------------------------------------------------------------
                                                                                                       In Constant
                                                                                      As Reported      Currencies*
        -----------------------------------------------------------------------------------------------------------
        Quarters ended June 30
        -----------------------------------------------------------------------------------------------------------
        U.S.                                           $ 5,192.5        $5,169.9                -          n/a
        -----------------------------------------------------------------------------------------------------------
        Europe                                           2,326.8         2,387.3               (3)%          7%
        -----------------------------------------------------------------------------------------------------------
        Asia/Pacific                                     1,696.3         1,502.3               13            7
        -----------------------------------------------------------------------------------------------------------
        Latin America                                      429.5           402.1                7           10
        -----------------------------------------------------------------------------------------------------------
        Other                                              592.5           458.8               29           30
        -----------------------------------------------------------------------------------------------------------
        Total Systemwide sales                         $10,237.6        $9,920.4                3%           5%
        -----------------------------------------------------------------------------------------------------------
        Six months ended June 30
        -----------------------------------------------------------------------------------------------------------
        U.S.                                           $ 9,697.5        $9,453.1                3%         n/a
        -----------------------------------------------------------------------------------------------------------
        Europe                                           4,632.5         4,649.1                -           10%
        -----------------------------------------------------------------------------------------------------------
        Asia/Pacific                                     3,481.9         3,013.6               16           10
        -----------------------------------------------------------------------------------------------------------
        Latin America                                      863.6           795.7                9           11
        -----------------------------------------------------------------------------------------------------------
        Other                                            1,068.8           831.7               29           28
        -----------------------------------------------------------------------------------------------------------
        Total Systemwide sales                         $19,744.3       $18,743.2                5%           7%
        -----------------------------------------------------------------------------------------------------------

         * Excluding the effect of foreign currency translation on reported results
         n/a  Not applicable

     U.S. sales were flat for the quarter as expansion was offset by negative comparable sales. If Teenie Beanie Babies sales had equaled last year's level, U.S. sales would have increased about five percent for the quarter. For the six months, U.S. sales increased three percent, due to restaurant expansion and positive comparable sales.

     In Europe, expansion, partly offset by negative comparable sales, drove the constant currency sales increase for the quarter, while expansion and positive comparable sales drove the increase for the six months. Strong performances in Italy, the Netherlands and Spain drove the increases in both periods. France and the United Kingdom also contributed significantly to the increases for both periods. The segment's sales growth rate was negatively impacted by difficult sales comparisons in Germany as a result of successful non-food promotions in 1999, unusually hot weather and high television viewership of the Euro 2000 Soccer Championship, which reduced eating out activity.

     In Asia/Pacific, the constant currency sales increase for the quarter was driven by expansion, partly offset by negative comparable sales, while the sales growth for the six months was driven by expansion and positive comparable sales. Positive comparable sales in several markets, including double-digit comparable sales growth in China, and expansion in Japan drove the segment's sales increases in both periods. Australia's results for the second quarter were negatively impacted by the announcement of a new goods and services tax, effective July 1, 2000. We expect this tax to continue to negatively impact sales in Australia in the near term.

     In Latin America, constant currency sales increases for the quarter and six months were driven by expansion, partly offset by negative comparable sales. Contributing to the increases were expansion for both periods and positive comparable sales in Brazil for the six months, and double-digit comparable sales in Mexico for both periods.

     In the Other segment, positive comparable sales and expansion in Canada and South Africa contributed to the increases for both periods. The sales increases for the quarter and six months included $106.1 million and $149.3 million, respectively, related to the addition of Other Brands.

Combined Operating Margins

         The following combined operating margin information represents margins for McDonald's restaurant business only.

-------------------------------------------------------------------------------------------------------
Combined operating margins                           Quarters ended             Six months ended
                                                        June 30                      June 30
                                                -------------------------------------------------------
                                                     2000          1999          2000           1999
-------------------------------------------------------------------------------------------------------
Dollars in millions
-------------------------------------------------------------------------------------------------------
Company-operated                               $    428.2      $  448.9      $  831.5       $   810.0
-------------------------------------------------------------------------------------------------------
Franchised                                          783.6         792.6       1,493.3         1,469.8
-------------------------------------------------------------------------------------------------------
     Combined operating margins                $  1,211.8      $1,241.5      $2,324.8       $ 2,279.8
-------------------------------------------------------------------------------------------------------
Percent of sales/revenues
-------------------------------------------------------------------------------------------------------
Company-operated                                     17.3%         18.4%         17.0%           17.6%
-------------------------------------------------------------------------------------------------------
Franchised                                           80.1          81.5          79.4            80.4
-------------------------------------------------------------------------------------------------------

     Combined operating margin dollars decreased $29.7 million, or two percent, for the quarter, and increased $45.0 million, or two percent, for the six months. In constant currencies, combined operating margin dollars increased by $12.3 million, or one percent for the quarter and $120.7 million, or five percent for the six months. The U.S. and Europe segments accounted for over 80 percent of the combined margin dollars in both periods.

     As a percent of sales, Company-operated margins decreased for both periods. Food & paper costs as a percent of sales decreased for the quarter and increased for the six months, while payroll costs as a percent of sales increased for the quarter and decreased for the six months. Occupancy and other operating expenses increased as a percent of sales for both periods.

     In the U.S. and Europe, Company-operated margins decreased as a percent of sales for the quarter and six months. As a percent of sales in both segments, food & paper costs decreased, while payroll costs and occupancy & other operating expenses increased for both periods. In the U.S., approximately one-half of the second quarter's margin percent decline was due to the comparison to last year's Teenie Beanie Babies promotion. Germany, which also faced challenging comparisons due to strong promotions last year, accounted for half of Europe's margin percent decline for the quarter.

     As a percent of sales, Asia/Pacific's Company-operated margins decreased for the quarter and increased for the six months. Latin America's Company-operated margins decreased as a percent of sales for both periods, primarily due to difficult economic conditions experienced by most markets, partly offset by the consolidation of Argentina.

     Franchised margins as a percent of applicable revenues decreased for the quarter and six months. The decrease in the margin as a percent of revenues was primarily due to higher occupancy costs as a result of our strategy to lease more sites. By leasing a higher proportion of new sites, we have reduced initial capital requirements. However, as anticipated, this practice reduces franchised margins since the financing costs implicit in the lease are included in occupancy expense, whereas for owned sites, financing costs are reflected in interest expense.

     For all segments, excluding Other, franchised margins as a percent of revenues declined for the quarter and the six months primarily due to increased occupancy costs. In addition, the consolidation of Argentina and Indonesia contributed to the decline in margins as a percent of revenues in Latin America and Asia/Pacific, respectively, for both periods.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses increased eight percent for the quarter and nine percent for the six months. This increase was primarily due to spending to support the development of Other Brands and the consolidation of Argentina and Indonesia. Selling, general & administrative expenses included $14.3 million and $25.2 million related to Other Brands for the quarter and six months, respectively. Excluding Other Brands and the consolidations, selling, general & administrative expenses increased two percent for the quarter and four percent for the six months.

Other Operating Income and Expense

     Other operating income and expense consists of transactions related to franchising and the food service business. Equity in earnings of unconsolidated affiliates decreased for the quarter primarily as a result of a gain reported in 1999 on the sale of real estate in a U.S. partnership. The decrease in other expense was primarily related to lower provisions for property dispositions in 2000 and costs in 1999 related to the write-off of software and the implementation of our Made For You food preparation system.

------------------------------------------------------------------------------------------------------------------------
  Other operating income and expense                                           Quarters ended          Six months ended
                                                                                   June 30                  June 30
------------------------------------------------------------------------------------------------------------------------
  Dollars in millions                                                         2000         1999        2000         1999
------------------------------------------------------------------------------------------------------------------------
  Gains on sales of restaurant
  Businesses                                                                 $22.3        $11.1       $37.9        $22.4
------------------------------------------------------------------------------------------------------------------------
  Equity in earnings of unconsolidated
  Affiliates                                                                  33.5         52.2        59.9         73.9
------------------------------------------------------------------------------------------------------------------------
  Other                                                                       (5.1)       (55.8)      (17.8)       (75.6)
------------------------------------------------------------------------------------------------------------------------
       Total                                                                 $50.7        $ 7.5       $80.0        $20.7
------------------------------------------------------------------------------------------------------------------------

Operating Income

     Consolidated operating income decreased $7.2 million, or one percent, for the quarter, while increasing two percent in constant currencies. For the six months, consolidated operating income increased $49.8 million, or three percent; six percent in constant currencies. The increases, in constant currencies, were due to higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general & administrative expenses. Operating income by segment includes the allocation of corporate selling, general & administrative expenses.

----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                    Increase/(Decrease)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      As     In Constant
Dollars in millions                                            2000              1999           Reported     Currencies*
----------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30
----------------------------------------------------------------------------------------------------------------------------
U.S.                                                        $ 443.4          $ 428.4               4 %               n/a
----------------------------------------------------------------------------------------------------------------------------
Europe                                                        281.5            303.5              (7)                  3%
----------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                                  102.5             93.9               9                   7
----------------------------------------------------------------------------------------------------------------------------
Latin America                                                  23.3             25.7              (9)                 (8)
----------------------------------------------------------------------------------------------------------------------------
Other**                                                        25.6             32.0             (20)                (19)
----------------------------------------------------------------------------------------------------------------------------
   Total operating income                                   $ 876.3          $ 883.5              (1)%                 2%
----------------------------------------------------------------------------------------------------------------------------
Six months ended June 30
----------------------------------------------------------------------------------------------------------------------------
U.S.                                                       $  787.6         $  743.2               6 %               n/a
----------------------------------------------------------------------------------------------------------------------------
Europe                                                        543.3            556.3              (2)                  8%
----------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                                  215.9            185.2              17                  13
----------------------------------------------------------------------------------------------------------------------------
Latin America                                                  53.1             57.6              (8)                 (6)
----------------------------------------------------------------------------------------------------------------------------
Other**                                                        45.0             52.8             (15)                (16)
----------------------------------------------------------------------------------------------------------------------------
   Total operating income                                  $1,644.9         $1,595.1               3 %                 6%
----------------------------------------------------------------------------------------------------------------------------

  *    Excluding the effect of foreign currency translation on reported results
 ** Includes Other Brands operating losses of $8.8 million and $17.9 million for the quarter and six months of 2000, respectively. In 1999, Other Brands operating losses were $.6 million and $1.3 million for the quarter and six months, respectively.
n/a    Not applicable

     U.S. operating income increased $15.0 million or four percent for the quarter and $44.4 million or six percent for the six months. The increase for the quarter was driven by lower selling, general & administrative expenses and higher other operating income, while for the six months, the increase was due to higher combined operating margin dollars and higher other operating income.

     Europe's operating income increased three percent for the quarter and eight percent for the six months in constant currencies. Strong results in France, Italy, Russia and Spain drove this segment's performance in both periods. Weak results in Germany had a significant impact on the segment's operating income growth rate. We expect significant improvement in Europe's results in the second half of the year.

     Operating income in Asia/Pacific increased seven percent for the quarter and 13 percent for the six months in constant currencies. This segment benefited in both periods from strong performances in China and South Korea, while Australia's challenging comparisons and a drop in retail spending hurt results. In addition, the partial sale of our Japanese affiliate's ownership in Toys `R' Us Japan, in connection with an initial public offering of Toys `R' Us Japan, contributed to the increase. Japan's second quarter 1999 results benefited from a lower effective tax rate.

     Latin America's operating income decreased eight percent for the quarter and six percent for the six months in constant currencies. Both periods were negatively impacted by the difficult economic conditions experienced by most markets in the region. Increases in Brazil, Mexico and Venezuela, as well as the consolidation of Argentina, partly offset the decreases in both periods.

     In the Other segment, strong performances in Canada and several other markets were offset by the investment spending for Other Brands for the quarter and six months.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

For both periods, higher interest expense was primarily due to significantly higher average debt levels, partly offset by lower average interest rates and weaker foreign currencies. The higher average debt levels were a result of the Company using its available credit capacity to fund share repurchases.

     Nonoperating (income) expense reflected a gain related to the sale of a partial ownership interest in a majority owned subsidiary outside the U.S. and lower minority interest expense for the quarter and six months. In addition, nonoperating (income) expense for the quarter reflected translation gains in 2000 compared with translation losses in 1999.

     The effective income tax rate was 32.0 percent for both periods of 2000 compared with 33.0 percent for both periods of 1999.

WEIGHTED AVERAGE SHARES

Weighted average shares outstanding for the second quarter and the six months were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the first six months of 2000, the Company repurchased 35.7 million shares of its common stock for approximately $1.3 billion.

FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the six months ended June 30, 2000 decreased $248.2 million to $480.6 million, primarily due to changes in working capital and other items and higher capital expenditures. Free cash flow, together with other sources of cash such as borrowings, was used primarily for share repurchases and debt repayments. The changes in working capital and other items were primarily due to lower income tax benefits related to stock option exercises, the timing of income tax payments and lower non-cash provisions for property dispositions. The capital expenditure increase of 13% was primarily due to higher McDonald's restaurant openings, the addition of Other Brands, and the consolidation of Argentina and Indonesia. The Company expects to add between 1,800 and 1,900 McDonald's restaurants this year, with about 90 percent in locations outside the U.S.

     In April 2000, the Company announced a $1 billion increase in its share repurchase program bringing the total program to $4.5 billion through 2001. Management believes the strength of the Company's business around the world and its strong cash flow put the Company in a position to increase stock buybacks while maintaining a strong credit rating. The Company believes that buying back its stock continues to be an excellent way to provide shareholder value. Therefore, the Company purchased approximately $1.3 billion, or 35.7 million shares of its common stock in the first six months of 2000. This brought the cumulative purchases to $2.5 billion, or 70 million shares under the three-year share repurchase program.

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

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the effectiveness of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices.

---------------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER AND SIX MONTHS HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION
                                                                 Quarters ended                   Six Months ended
                                                                     June 30                          June 30
Dollars in millions                                          2000              1999            2000             1999
---------------------------------------------------- ----------------- --------------- ----------------- ----------------
Systemwide sales by type
     Operated by franchisees                             $6,351.2         $ 6,258.6         $12,129.9       $11,698.5
     Operated by the Company                              2,582.0           2,434.1           5,021.9         4,613.2
     Operated by affiliates                               1,304.4           1,227.7           2,592.5         2,431.5
---------------------------------------------------- ----------------- --------------- ----------------- ----------------
         Systemwide sales                               $10,237.6         $ 9,920.4         $19,744.3       $18,743.2
---------------------------------------------------- ----------------- --------------- ----------------- ----------------
Restaurant margins*
     Company-operated
     ----------------
     U.S.                                                    17.5%             19.4%             17.1%          18.1%
     Europe                                                  18.6              19.4              18.1           18.5
     Asia/Pacific                                            16.3              16.6              17.1           16.4
     Latin America                                           12.9              13.1              12.7           13.6
     Other                                                   15.4              16.2              14.5           14.8
         Total                                               17.3%             18.4%             17.0%          17.6%

     Franchised
     ----------
     U.S.                                                    81.4%             82.5%             80.3%          81.3%
     Europe                                                  78.2              79.8              77.8           78.5
     Asia/Pacific                                            82.1              83.5              82.4           83.4
     Latin America                                           73.3              77.5              74.5           77.9
     Other                                                   78.9              79.3              78.0           77.9
         Total                                               80.1%             81.5%             79.4%          80.4%

*Restaurant margin information relates to McDonald's restaurant business only

RESTAURANTS
--------------------------------------------------------------------------------------------------------------------------
                                                                                   At June 30,  2000               1999
--------------------------------------------------------------------------------------------------------------------------
By type
      Operated by franchisees                                                                  16,608            15,565
      Operated by the Company                                                                   7,281             5,725
      Operated by affiliates                                                                    4,157             4,076
--------------------------------------------------------------------------------------------------------------------------
         Systemwide restaurants                                                                28,046            25,366
--------------------------------------------------------------------------------------------------------------------------

                                                                   Quarters ended                    Six months ended
                                                                      June 30                            June 30
                                                             2000                1999          2000                1999
--------------------------------------------------------------------------------------------------------------------------
 Additions
     U.S.                                                      34                  28            29                  18
     Europe                                                   121                  88           189                 137
     Asia/Pacific                                             126                 132           176                 206
     Latin America                                             73                 121           134                 149
     Other - McDonald's                                        23                  17            18                  31
     Other Brands                                             673**                 5           694**                 7
--------------------------------------------------------------------------------------------------------------------------
         Systemwide additions                               1,050                 391         1,240                 548
--------------------------------------------------------------------------------------------------------------------------

**Primarily relates to the acquisition of Boston Market in second quarter 2000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 1999 regarding this matter.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 18, 2000.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of five directors to serve until the 2003 Annual Meeting of shareholders, (2) the approval of auditors, (3) a shareholder proposal on genetically engineered crops and foods and (4) a shareholder proposal to declassify the Board of Directors. The voting results were as follows:

(1)  Each nominee was elected by a vote of the shareholders as follows:

         Director                          For                   Withheld
         --------                          ---                   --------
         James R. Cantalupo                1,149,231,757         13,297,703
         Enrique Hernandez, Jr.            1,149,135,798         13,393,662
         Jeanne P. Jackson                 1,148,672,699         13,856,761
         Donald R. Keough                  1,148,163,865         14,365,595
         Michael R. Quinlan                1,146,923,776         15,605,684

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

         Term Expiring in 2001             Term Expiring in 2002
         ---------------------             ---------------------

         Jack M. Greenberg                 Hall Adams, Jr.
         Donald G. Lubin                   Gordon C. Gray
         Walter E. Massey                  Terry L. Savage
         Andrew J. McKenna                 Fred L. Turner
         Roger W. Stone
         Robert N. Thurston

(2) The proposal to approve the appointment of independent auditors was approved by shareholders as follows:

         For               Against          Abstain
         ---               -------          -------
     1,149,222,866        8,401,409        4,905,185

(3) The shareholder proposal on genetically engineered crops and foods was not approved by shareholders as follows:

         For               Against            Abstain         Non-Votes
         ---               -------            -------         ---------
      19,639,386         884,438,667        43,189,551       215,261,856

(4) The shareholder proposal to declassify the board was not approved by shareholders as follows:


         For               Against            Abstain         Non-Votes
         ---               -------            -------         ---------
      432,963,150        503,573,008        10,731,446       215,261,856

(d)  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                              Description
--------------                              -----------

        (3)     (i)  Restated Certificate of Incorporation, effective as of
                     March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

                (ii) By-Laws, effective as of June 1, 2000, filed herewith.

        (4) Instruments defining the rights of security holders, including Indentures:**

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

                     (v) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 5 incorporated herein by reference from Exhibit
                            (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated May 26, 2000.

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

            (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference on Form 10-Q for the quarter ended March 31, 2000.*

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

            (h) Executive Retention Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1998.*

       (12)  Statement re:  Computation of Ratios

       (27)  Financial Data Schedule


-------------------------------------
   *Denotes compensatory plan.

  **Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Securities and Exchange Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Securities and Exchange Commission upon request has been filed with the Commission.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 11, 2000.

                                                        Financial Statements
           Date of Report         Item Number           Required to be Filed
           --------------         -----------           --------------------
               7/25/00              Item 7                      No

                                   SIGNATURE
                             ----------------------

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




August 11, 2000
---------------------------