Form 10-Q
period 2000-09-30
MCDONALDS CORP
filed 2000-11-08
CIK 63908

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________

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


                                 1,311,305,786
                         ----------------------------
                       (Number of shares of common stock
                     outstanding as of September 30, 2000)


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

               Item 1 - Financial Statements

                    Condensed consolidated balance sheet,
                    September 30, 2000 (unaudited) and
                    December 31, 1999                                                    3

                    Condensed consolidated statement of
                    income (unaudited), quarters and nine months ended
                    September 30, 2000 and 1999                                          4

                    Condensed consolidated statement of
                    cash flows (unaudited), quarters and nine months ended
                    September 30, 2000 and 1999                                          5

                    Financial comments (unaudited)                                       6

               Item 2 -  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                                       8

               Item 3 -  Quantitative & Qualitative Disclosures
                         About Market Risk                                              16

Part II.            Other Information

               Item 6 - Exhibits and Reports on Form 8-K                                16

                    (a)  Exhibits
                         The exhibits listed in the
                         accompanying Exhibit Index are
                         filed as part of this report                                   16

                    (b)  Reports on Form 8-K                                            18

                    Signature                                                           19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

---------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------

                                                                                      (unaudited)
In millions                                                                       September 30, 2000      December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   350.0               $   419.5
Accounts and notes receivable                                                             701.0                   708.1
Inventories, at cost, not in excess of market                                              84.7                    82.7
Prepaid expenses and other current assets                                                 449.6                   362.0
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                          1,585.3                 1,572.3
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            2,915.7                 3,086.4
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        22,719.4                22,450.8
Accumulated depreciation and amortization                                              (6,337.8)               (6,126.3)
-----------------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                                   16,381.6                16,324.5
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $20,882.6               $20,983.2
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   747.2               $ 1,073.1
Accounts payable                                                                          701.7                   585.7
Income taxes                                                                              216.2                   117.2
Other taxes                                                                               190.5                   160.1
Accrued interest                                                                          129.1                   131.4
Other accrued liabilities                                                                 635.0                   660.0
Current maturities of long-term debt                                                      728.3                   546.8
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                     3,348.0                 3,274.3
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          6,191.5                 5,632.4
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        545.1                   538.4
DEFERRED INCOME TAXES                                                                   1,154.2                 1,173.6
COMMON EQUITY PUT OPTIONS                                                                 837.7                   725.4
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                                16.6                    16.6
Additional paid-in capital                                                              1,402.7                 1,288.3
Unearned ESOP compensation                                                               (114.5)                 (133.3)
Retained earnings                                                                      16,805.9                15,562.8
Accumulated other comprehensive income                                                 (1,345.7)                 (886.8)
Common stock in treasury, at cost; 349.3 and 309.8 million shares                      (7,958.9)               (6,208.5)
-----------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                    8,806.1                 9,639.1
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $20,882.6               $20,983.2
=======================================================================================================================

See accompanying Financial comments.

-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                      Quarters ended        Nine months ended
In millions, except                                                    September 30           September 30
per common share data                                                  2000       1999     2000       1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                              $2,768.5   $2,474.4   $ 7,790.4   $7,087.6
Revenues from franchised and affiliated restaurants                   980.5      969.8     2,863.0    2,798.8
-----------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                3,749.0    3,444.2    10,653.4    9,886.4
----------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                        2,297.6    2,015.6     6,477.7    5,818.8
Franchised restaurants - occupancy expenses                           192.0      186.8       580.4      546.0
Selling, general, and administrative expenses                         409.2      368.0     1,180.2    1,073.4
Other operating (income) expense                                      (60.6)     (33.9)     (140.6)     (54.6)
----------------------------------------------------------------------------------------------------------------------------
      TOTAL OPERATING COSTS AND EXPENSES                            2,838.2    2,536.5     8,097.7    7,383.6
----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      910.8      907.7     2,555.7    2,502.8
----------------------------------------------------------------------------------------------------------------------------
Interest expense                                                      111.4       95.4       318.0      298.1
Nonoperating (income) expense                                          10.3       12.0        12.9       30.9
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                              789.1      800.3     2,224.8    2,173.8
----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                            240.6      259.4       699.5      712.1
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $  548.5   $  540.9   $ 1,525.3   $1,461.7
============================================================================================================================
NET INCOME PER COMMON SHARE                                        $   0.42   $   0.40   $    1.15   $   1.08
NET INCOME PER COMMON SHARE - DILUTED                                  0.41       0.39        1.12       1.04
----------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                         $ .21500   $ .04875   $  .21500   $ .14653
----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                             1,315.6    1,354.7     1,328.7    1,355.8
WEIGHTED AVERAGE SHARES - DILUTED                                   1,346.0    1,403.1     1,364.2    1,405.4
----------------------------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                        Quarters ended      Nine months ended
                                                                         September 30          September 30
In millions                                                             2000      1999        2000        1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $ 548.5   $ 540.9   $ 1,525.3   $ 1,461.7
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                                      250.2     248.6       779.5       720.4
    Changes in operating working capital items                          37.2     153.4       (76.8)      190.5
    Other                                                              (34.7)    (52.6)      (91.9)        0.5
----------------------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                        801.2     890.3     2,136.1     2,373.1
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                   (446.7)   (491.7)   (1,301.0)   (1,245.7)
Purchases and sales of restaurant businesses and
       sales of property                                               (18.0)    (89.8)      (59.4)     (133.7)
Other                                                                  (30.6)    (98.8)      (98.1)     (265.0)
----------------------------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                                (495.3)   (680.3)   (1,458.5)   (1,644.4)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments          26.9     124.8       854.2        97.8
Treasury stock purchases                                              (424.5)   (202.6)   (1,718.5)     (643.9)
Common stock dividends                                                     -     (66.4)          -      (198.7)
Other                                                                   30.6     (48.8)      117.2       141.7
----------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                               (367.0)   (193.0)     (747.1)     (603.1)
----------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                               (61.1)     17.0       (69.5)      125.6
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                            411.1     407.8       419.5       299.2
----------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                $ 350.0   $ 424.8   $   350.0   $   424.8
============================================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 1999 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2000 do not necessarily indicate the results that may be expected for the full year.

  The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


Comprehensive Income

  Comprehensive income consists of net income and foreign currency translation adjustments and totaled $309.7 million and $586.2 million for the third quarters of 2000 and 1999, respectively, and $1,066.4 million and $1,187.9 million for the nine months ended September 30, 2000 and 1999, respectively.


Per Common Share Information

  Diluted net income per common share is calculated using net income divided by weighted average shares on a diluted basis. Weighted average shares on a diluted basis include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 30.4 million shares and 48.4 million shares for the third quarters of 2000 and 1999, respectively, and 35.5 million shares and 49.6 million shares for the nine months ended September 30, 2000 and 1999, respectively.


Common Equity Put Options

  At September 30, 2000, 24.4 million of common equity put options were outstanding. The options expire at various dates through November 2001, at exercise prices between $30.11 and $42.04. The $837.7 million total exercise price of the options outstanding was classified in common equity put options at September 30, 2000, and the related offset was recorded in common stock in treasury, net of premiums received.

New Accounting Standard - Financial Instruments

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement Nos. 137 and 138, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

Segment Information

  McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. The Other segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

  The following table presents the Company's revenues and operating income by geographic segment:


                                                                     Quarters ended                     Nine months ended
                                                                      September 30                         September 30
In millions                                                      2000             1999               2000               1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES
     U.S.                                                    $1,347.7         $1,303.1          $ 3,937.3           $3,834.2
     Europe                                                   1,229.3          1,258.0            3,590.3            3,651.3
     Asia/Pacific                                               520.4            503.9            1,523.5            1,374.2
     Latin America                                              246.4            174.2              701.1              503.6
     Other                                                      405.2            205.0              901.2              523.1
----------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                      $3,749.0         $3,444.2          $10,653.4           $9,886.4
----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                                    $  426.2         $  389.6          $ 1,213.8           $1,132.8
     Europe                                                     313.5            324.8              856.8              881.1
     Asia/Pacific                                               117.2            119.8              333.1              305.0
     Latin America                                               29.8             36.5               82.9               94.1
     Other                                                       24.1             37.0               69.1               89.8
----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME                              $  910.8         $  907.7          $ 2,555.7           $2,502.8
----------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

----------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
----------------------------------------------------------------------------------------------------------------------------

Dollars in millions, except                                                Quarter ended             Nine months ended
per common share data                                                    September 30, 2000          September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                  % Increase/                 % Increase/
                                                                        Amount     (Decrease)       Amount     (Decrease)
----------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                                      $10,512.4             5%    $30,256.7             5%
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                   2,768.5            12       7,790.4            10
Revenues from franchised and affiliated restaurants                       980.5             1       2,863.0             2
----------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                     3,749.0             9      10,653.4             8
-------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                            2,297.6            14       6,477.7            11
Franchised restaurants - occupancy costs                                  192.0             3         580.4             6
Selling, general, and administrative expenses                             409.2            11       1,180.2            10
Other operating (income) expense                                          (60.6)          N/M        (140.6)          N/M
----------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES                                 2,838.2            12       8,097.7            10
----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          910.8             -       2,555.7             2
-------------------------------------------------------------------------------------------------------------------------
Interest expense                                                          111.4            17         318.0             7
Nonoperating (income) expense                                              10.3           N/M          12.9           N/M
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                  789.1            (1)      2,224.8             2
----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                240.6            (7)        699.5            (2)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $   548.5             1%    $ 1,525.3             4%
============================================================================================================================
NET INCOME PER COMMON SHARE                                           $    0.42             5%    $    1.15             6%
NET INCOME PER COMMON SHARE-DILUTED                                        0.41             5          1.12             8
----------------------------------------------------------------------------------------------------------------------------

N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

McDonald's operates primarily in the quick-service hamburger restaurant business. In addition, the Company operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. Collectively these four businesses are referred to as "Other Brands." Other Brands' financial information is included in the Other segment, except where specifically noted.

  The following table presents the growth rates for reported results and the results on a constant currency basis for the quarter and nine months ended September 30, 2000. Information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

         ----------------------------------------------------------------------------------
          Key highlights - Consolidated                          Increase/(Decrease)
         ----------------------------------------------------------------------------------
                                                                  As         In Constant
                                                            Reported         Currencies*
         ----------------------------------------------------------------------------------
          Quarter ended September 30, 2000
         ----------------------------------------------------------------------------------
          Systemwide sales                                     5%                 8%
         ----------------------------------------------------------------------------------
          Total revenues                                       9                 13
         ----------------------------------------------------------------------------------
          Operating income                                     -                  5
         ----------------------------------------------------------------------------------
          Net income                                           1                  6
          ---------------------------------------------------------------------------------
          Net income per common share - diluted                5                 10
         ----------------------------------------------------------------------------------
          Nine months ended September 30, 2000
        -----------------------------------------------------------------------------------
          Systemwide sales                                     5%                 7%
         ----------------------------------------------------------------------------------
          Total revenues                                       8                 12
         ----------------------------------------------------------------------------------
          Operating income                                     2                  6
         ----------------------------------------------------------------------------------
          Net income                                           4                  8
         ----------------------------------------------------------------------------------
          Net income per common share - diluted                8                 12
         ----------------------------------------------------------------------------------

            * Excluding the effect of foreign currency translation on reported results

Impact of Foreign Currencies on Reported Results

  While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

  The primary currencies negatively affecting reported results for the quarter and nine months were the Euro, which is the currency in 11 of our European markets including France and Germany, the Australian Dollar and the British Pound. This negative effect was partly offset by the stronger Japanese Yen in both periods. As a result of the weaker foreign currencies, we believe our reported earnings per share for full year 2000 could be negatively impacted by up to seven cents due to foreign currency translation.

Systemwide Sales and Revenues

  Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales, with specified minimum payments along with initial fees.

  On a global basis, the increases in sales and revenues for both periods were due to expansion and positive comparable sales. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for the quarter and nine months. The stronger Japanese Yen had a greater positive currency translation effect on sales compared with revenues. This is due to our affiliate structure in Japan. Under this structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, sales were less negatively affected by foreign currency translation than were revenues.

  On a constant currency basis, revenues increased at a higher rate than sales in both periods primarily due to the addition of Other Brands and the consolidation of Argentina and Indonesia, for financial reporting purposes, beginning in first quarter 2000.

-------------------------------------------------------------------------------------------------------------------------
Systemwide sales
Dollars in millions                                          2000             1999           Increase/(Decrease)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                              In Constant
                                                                                         As Reported          Currencies*
-------------------------------------------------------------------------------------------------------------------------
Quarters ended September 30
-------------------------------------------------------------------------------------------------------------------------
U.S.                                                    $ 5,051.4        $ 4,870.8            4%                  n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                                    2,449.9          2,458.1            -                    13%
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                              1,820.2          1,725.1            6                     5
-------------------------------------------------------------------------------------------------------------------------
Latin America                                               456.2            431.9            6                     5
-------------------------------------------------------------------------------------------------------------------------
Other**                                                     734.7            511.9           44                    44
-------------------------------------------------------------------------------------------------------------------------
Total Systemwide sales                                  $10,512.4        $ 9,997.8            5%                    8%
-------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
-------------------------------------------------------------------------------------------------------------------------
U.S.                                                    $14,748.9        $14,324.0            3%                  n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                                    7,082.4          7,107.2            -                    11%
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                              5,302.1          4,738.7           12                     8
-------------------------------------------------------------------------------------------------------------------------
Latin America                                             1,319.8          1,227.6            8                     9
-------------------------------------------------------------------------------------------------------------------------
Other**                                                   1,803.5          1,343.5           34                    34
-------------------------------------------------------------------------------------------------------------------------
Total Systemwide sales                                  $30,256.7        $28,741.0            5%                    7%
-------------------------------------------------------------------------------------------------------------------------

  * Excluding the effect of foreign currency translation on reported results. ** Includes Other Brands' systemwide sales of $219.0 million and $378.2 million for the quarter and nine months of 2000, respectively. In 1999, Other Brands' systemwide sales were $36.3 million and $46.1 million for the quarter and nine months, respectively.
n/a  Not applicable

  U.S. sales increased four percent for the quarter and three percent for the nine months due to expansion and positive comparable sales. The positive comparable sales for the quarter were driven by local market initiatives and "McDonald's Taste Trials" promotion associated with the 2000 Olympics.

  In Europe, expansion and positive comparable sales drove the constant currency sales increases for the quarter and the nine months. This segment benefited from strong performances in France, the Netherlands and Spain for both periods and Germany for the quarter. Italy and the United Kingdom also contributed significantly to the increases for both periods.

  In Asia/Pacific and Latin America, the constant currency sales increases were driven by expansion, partly offset by negative comparable sales for the quarter and nine months. Weak consumer spending continues to negatively affect many markets in these segments; however, China and Mexico posted strong positive comparable sales in both periods.

  In the Other segment, the increases were primarily driven by the addition of Other Brands, as well as positive comparable sales and expansion in Canada and South Africa for both periods.

Combined Operating Margins

  The following combined operating margin information represents margins for McDonald's restaurant business only.

----------------------------------------------------------------------------------------------------------------------
Combined operating margins                                        Quarters ended               Nine months ended
                                                                   September 30                  September 30
                                                             -------------------------     ---------------------------
                                                               2000            1999          2000              1999
----------------------------------------------------------------------------------------------------------------------
Dollars in millions
----------------------------------------------------------------------------------------------------------------------
Company-operated                                             $  453.1        $  455.3        $1,284.6         $1,265.3
----------------------------------------------------------------------------------------------------------------------
Franchised                                                      788.0           782.7         2,281.3          2,252.5
----------------------------------------------------------------------------------------------------------------------
     Combined operating margins                              $1,241.1        $1,238.0        $3,565.9         $3,517.8
----------------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
----------------------------------------------------------------------------------------------------------------------
Company-operated                                                 17.7%           18.6%           17.3%            17.9%
----------------------------------------------------------------------------------------------------------------------
Franchised                                                       80.4            80.7            79.7             80.5
----------------------------------------------------------------------------------------------------------------------

  Combined operating margin dollars increased $3.1 million for the quarter and $48.1 million for the nine months. In constant currencies, combined operating margin dollars increased by $59.9 million for the quarter and $180.6 million for the nine months; a growth rate of five percent in both periods. The U.S. and Europe segments accounted for over 80 percent of the combined margin dollars in both periods.

  As a percent of sales, consolidated Company-operated margins decreased for the quarter and nine months. Food & paper costs and occupancy & other operating expenses increased as a percent of sales for both periods, while payroll costs as a percent of sales were flat for the quarter and decreased slightly for the nine months.

  Company-operated margins also decreased as a percent of sales for the quarter and nine months for each segment. In the U.S., payroll costs as a percent of sales increased for both periods. As a percent of sales, food & paper costs increased for the quarter and decreased for the nine months, while occupancy & other operating expenses decreased for the quarter and increased for the nine months.

  Europe's Company-operated margin decrease for the quarter was primarily due to higher food & paper costs as a percent of sales, partly offset by lower payroll costs. For the nine months, Europe's decrease was primarily due to higher payroll costs and occupancy & other operating expenses as a percent of sales. In both periods, Latin America's decreases were partly offset by the consolidation of Argentina.

  Franchised margins as a percent of applicable revenues decreased for the quarter and nine months. The decreases in the margins as a percent of revenues were primarily due to higher occupancy costs as a result of our strategy to lease more sites. By leasing a higher proportion of new sites, we have reduced initial capital requirements; however, as anticipated, this practice reduces franchised margins because the financing costs implicit in the lease are included in occupancy expense, whereas for owned sites, financing costs are reflected in interest expense.

  Higher occupancy costs negatively impacted franchised margins in all segments for both periods. Additionally, the consolidation of Argentina and Indonesia contributed to the decline in margins as a percent of revenues in Latin America and Asia/Pacific, respectively, for both periods.


Selling, General & Administrative Expenses

  Selling, general & administrative expenses increased 11 percent for the quarter and 10 percent for the nine months. The increases were primarily due to spending to support the development of Other Brands and the consolidation of Argentina and Indonesia. Excluding Other Brands and the consolidations, selling, general & administrative expenses increased two percent for the quarter and three percent for the nine months.

Other Operating Income and Expense

     Other operating income and expense consists of transactions related to franchising and the food service business. Equity in earnings of unconsolidated affiliates decreased for the nine months primarily as a result of a gain reported in 1999 on the sale of real estate in a U.S. partnership. The decrease in other expense for the quarter and nine months was primarily due to lower provisions for property dispositions, higher gains on sales of excess property, costs in 1999 associated with the implementation of our Made For You food preparation system and the write-off of software in second quarter 1999.

--------------------------------------------------------------------------------------------------------------------------
Other operating income and expense                                   Quarters ended                 Nine months ended
                                                                      September 30                    September 30
--------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                                2000          1999            2000             1999
--------------------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                           $20.5         $ 16.2          $ 58.4           $ 38.6
--------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                    32.9           35.7            92.8            109.6
--------------------------------------------------------------------------------------------------------------------------
Other                                                               7.2          (18.0)          (10.6)           (93.6)
--------------------------------------------------------------------------------------------------------------------------
    Total                                                         $60.6         $ 33.9          $140.6           $ 54.6
--------------------------------------------------------------------------------------------------------------------------

Operating Income

     Consolidated operating income increased $3.1 million for the quarter and, in constant currencies, $47.2 million, or five percent. For the nine months, consolidated operating income increased $52.9 million and, in constant currencies, $149.2 million or six percent. The constant currency increases for both periods were due to higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general & administrative expenses. Operating income by segment includes the allocation of corporate selling, general & administrative expenses.

----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                        Increase/(Decrease)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            As       In Constant
Dollars in millions                                          2000               1999                  Reported       Currencies*
----------------------------------------------------------------------------------------------------------------------------------
Quarters ended September 30
----------------------------------------------------------------------------------------------------------------------------------
U.S.                                                       $  426.2           $  389.6                   9%               n/a
----------------------------------------------------------------------------------------------------------------------------------
Europe                                                        313.5              324.8                  (3)                10%
----------------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                                  117.2              119.8                  (2)                 -
----------------------------------------------------------------------------------------------------------------------------------
Latin America                                                  29.8               36.5                 (18)               (20)
----------------------------------------------------------------------------------------------------------------------------------
Other**                                                        24.1               37.0                 (35)               (35)
----------------------------------------------------------------------------------------------------------------------------------
   Total operating income                                  $  910.8           $  907.7                   -%                 5%
----------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
----------------------------------------------------------------------------------------------------------------------------------
U.S.                                                       $1,213.8           $1,132.8                   7%               n/a
----------------------------------------------------------------------------------------------------------------------------------
Europe                                                        856.8              881.1                  (3)                 9%
-----------------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                                  333.1              305.0                   9                  8
-----------------------------------------------------------------------------------------------------------------------------------
Latin America                                                  82.9               94.1                 (12)               (11)
-----------------------------------------------------------------------------------------------------------------------------------
Other**                                                        69.1               89.8                 (23)               (24)
-----------------------------------------------------------------------------------------------------------------------------------
   Total operating income                                  $2,555.7           $2,502.8                   2%                 6%
----------------------------------------------------------------------------------------------------------------------------------

 *   Excluding the effect of foreign currency translation on reported results.
** Includes Other Brands' operating losses of $15.5 million and $33.4 million for the quarter and nine months of 2000, respectively. In 1999, Other Brands' operating losses were $1.3 million and $2.6 million for the quarter and nine months, respectively.
n/a  Not applicable

     U.S. operating income increased $36.6 million, or nine percent, for the quarter and $81.0 million, or seven percent, for the nine months. The increases for both periods were driven by higher combined operating margin dollars and higher other operating income. Selling, general, and administrative expenses increased slightly for the quarter and were relatively flat for the nine months.

     Europe's operating income increased 10 percent for the quarter and nine percent for the nine months in constant currencies. Strong results in France, Italy and Spain drove this segment's performance in both periods. Germany's strong performance for the quarter also contributed significantly to the increase.

  Operating income in Asia/Pacific was flat for the quarter and increased eight percent for the nine months in constant currencies. This segment benefited in both periods from strong performances in China and South Korea, while Australia's drop in retail spending had a significant negative impact on results. We believe the drop in retail spending in Australia will likely continue for some period of time. The partial sale of our Japanese affiliate's ownership in Toys `R' Us Japan, in connection with an initial public offering of Toys `R' Us Japan, contributed to the increase for the nine months.

  Latin America's operating income decreased 20 percent for the quarter and 11 percent for the nine months in constant currencies. Both periods were negatively impacted by the continuing difficult economic conditions experienced by most markets in the region. Strong performance in Mexico, as well as the consolidation of Argentina, partly offset the decreases in both periods.

  In the Other segment, strong performance in Canada was offset by the investment spending for Other Brands for the quarter and nine months.


INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

For both periods, higher interest expense was primarily due to higher average debt levels, partly offset by weaker foreign currencies. The higher average debt levels were a result of the Company using its available credit capacity to fund share repurchases.

  Nonoperating (income) expense for the quarter reflected translation gains in 2000 compared with translation losses in 1999 and lower minority interest expense. For the nine months, nonoperating (income) expense also reflected lower minority interest expense as well as lower translation losses and a gain related to the sale of a partial ownership interest in a majority-owned subsidiary outside the U.S.

  The third quarter effective income tax rate was 30.5 percent compared with
32.4 percent in 1999. The effective tax rate for the nine months was 31.4 percent compared with 32.8 percent in 1999. The decrease in the income tax rate was the result of a tax benefit resulting from an international transaction. For the full year, the tax rate is expected to be about 31.4 percent.

WEIGHTED AVERAGE SHARES

Weighted average shares outstanding for the third quarter and nine months were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. The Company repurchased $426 million or 12.3 million shares of its common stock in the third quarter, bringing the total for the first nine months of 2000 to 48.0 million shares for approximately $1.7 billion.

EARNINGS PER SHARE

Diluted earnings per share grew 10 percent for the quarter and 12 percent for the nine months in constant currencies. Achieving higher than the midpoint of our 10-15 percent annual earnings per share target would require a very strong fourth quarter. Based on our current outlook, the more realistic expectation is that our annual earnings per share increase will be closer to our year-to-date performance.

FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the nine months ended September 30, 2000 decreased $292.3 million to $835.1 million, primarily due to changes in working capital and other items and higher capital expenditures. Free cash flow, together with other sources of cash such as borrowings, was used primarily for share repurchases and debt repayments. The changes in working capital and other items were primarily due to lower income tax benefits related to stock option exercises, the timing of income tax payments and lower non-cash provisions for property dispositions. The capital expenditure increase of 4% was primarily due to the addition of Other Brands and the consolidation of Argentina and Indonesia. The Company expects to add about 1,800 McDonald's restaurants this year, with about 90 percent in locations outside the U.S.

  In April 2000, the Company announced a $1 billion increase in its share repurchase program bringing the total program to $4.5 billion through 2001. Management believes the strength of the Company's business around the world and its strong cash flow puts the Company in a position to increase stock buybacks while maintaining a strong credit rating. The Company believes that buying back its stock continues to be an excellent way to provide shareholder value. Therefore, the Company purchased approximately $1.7 billion, or 48.0 million shares of its common stock in the first nine months of 2000. This brought the cumulative purchases to $2.9 billion, or 82.4 million shares under the three-year share repurchase program.

  In November 1999, the Company announced its intention to pay cash dividends on an annual, instead of quarterly, basis beginning in 2000. The annual dividend for 2000, of 21.5 cents per share, was declared by the Board of Directors in September 2000 and will be paid in December 2000.

NEW ACCOUNTING STANDARD - FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by Statement Nos. 137 and 138, which is required to be adopted in years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item, through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt the new Statement effective January 1, 2001. Management does not anticipate that the adoption will have a significant effect on the Company's results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

  Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the effectiveness of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange (particularly the Euro) and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices.

-----------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL INFORMATION
                                                                Quarters ended                        Nine Months ended
                                                                 September 30                            September 30
Dollars in millions                                         2000               1999                2000                1999
-----------------------------------------------  ----------------------------------------------------------------------------------
Systemwide sales by type
      Operated by franchisees                             $ 6,391.8           $6,162.0           $18,521.7           $17,860.5
      Operated by the Company                               2,768.5            2,474.4             7,790.4             7,087.6
      Operated by affiliates                                1,352.1            1,361.4             3,944.6             3,792.9
-----------------------------------------------  ----------------------------------------------------------------------------------
      Systemwide sales                                    $10,512.4           $9,997.8           $30,256.7           $28,741.0
-----------------------------------------------  ----------------------------------------------------------------------------------
Restaurant margins*
       Company-operated
       ----------------
       U.S.                                                    17.1%              17.2%               17.1%               17.8%
       Europe                                                  19.9               20.2                18.7                19.1
       Asia/Pacific                                            16.8               18.9                17.0                17.3
       Latin America                                           12.8               15.0                12.8                14.1
       Other                                                   16.3               16.6                15.1                15.5
             Total                                             17.7%              18.6%               17.3%               17.9%

       Franchised
       ----------
       U.S.                                                    80.9%              81.2%               80.5%               81.3%
       Europe                                                  80.1               79.9                78.6                79.0
       Asia/Pacific                                            83.1               84.0                82.6                83.6
       Latin America                                           73.4               77.0                74.1                77.6
       Other                                                   81.0               80.0                79.0                78.7
             Total                                             80.4%              80.7%               79.7%               80.5%

*Restaurant margin information relates to McDonald's restaurant business only

RESTAURANTS
-----------------------------------------------  ----------------------------------------------------------------------------------
                                                                                        At September 30, 2000          1999
-----------------------------------------------  ----------------------------------------------------------------------------------
By type
      Operated by franchisees                                                                     16,783              15,774
      Operated by the Company                                                                      7,530               6,043
      Operated by affiliates                                                                       4,141               4,137
-----------------------------------------------  ----------------------------------------------------------------------------------
          Systemwide restaurants                                                                  28,454              25,954
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Quarters ended                        Nine months ended
                                                                   September 30                           September 30
                                                               2000              1999               2000                1999
-----------------------------------------------  ----------------------------------------------------------------------------------
Additions
     U.S.                                                        45                39                 74                  57
     Europe                                                     111               131                300                 268
     Asia/Pacific                                               158               138                334                 344
     Latin America                                               60                66                194                 215
     Other - McDonald's                                          22                44                 40                  75
     Other Brands                                                12               170*               706**               177*
-----------------------------------------------  ----------------------------------------------------------------------------------
          Systemwide additions                                  408               588              1,648               1,136
-----------------------------------------------  ----------------------------------------------------------------------------------

* Primarily relates to the acquisition of Donatos in third quarter 1999

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit Number                 Description
--------------                 -----------

     (3)       (i)  Restated Certificate of Incorporation, effective as of March
                    24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

               (ii) By-Laws, effective as of June 1, 2000, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2000.

     (4)       Instruments defining the rights of security holders, including
               Indentures: **

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

Exhibit Number                  Description
--------------                  -----------

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

                    (vi) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated July 15, 1993.

                    (vii) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

                    (viii) 6-5/8% Notes due September 1, 2005. Form of
                           Supplemental Indenture No. 23 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated September 5, 1995.

                    (ix) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated November 13, 1995.

     (10) Material Contracts

          (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*

          (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1999.*

               (i) First Amendment to the McDonald's Profit Sharing Program filed herewith.

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

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference on Form 10-Q for the quarter ended March 31, 2000.*

          (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 1999.*

          (g) 1999 Non-Employee Director Stock Option Plan, as amended and restated, filed herewith.*

               (h) Executive Retention Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1998.*

          (12) Statement re:  Computation of Ratios

          (27) Financial Data Schedule

_____________________________________
     *Denotes compensatory plan.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 8, 2000.


                                                         Financial Statements
          Date of Report            Item Number          Required to be Filed
          --------------            -----------          --------------------
             10/19/00                  Item 7                      No

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            McDONALD'S CORPORATION
                            (Registrant)



                            By /s/ Michael L. Conley
                            ----------------------------------
                            (Signature)

                            Michael L. Conley
                            Executive Vice President,
                            Chief Financial Officer




November 8, 2000
-----------------