Form 10-K405
period 2000-12-31
MCDONALDS CORP
filed 2001-03-23
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 1-5231

McDONALD’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2361282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

McDonald’s Plaza
Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 623-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange
on which registered

Common stock, $.01 par value	New York Stock Exchange
Chicago Stock Exchange
8-7/8% Debentures due 2011	New York Stock Exchange
7-3/8% Debentures due 2033	New York Stock Exchange
6-5/8% Notes due 2005	New York Stock Exchange
7.05% Debentures due 2025	New York Stock Exchange
7-1/2% Subordinated Deferrable Interest Debentures due 2036	New York Stock Exchange
7-1/2% Subordinated Deferrable Interest Debentures due 2037	New York Stock Exchange
7.31% Subordinated Deferrable Interest Debentures due 2027	New York Stock Exchange
6-3/8% Debentures due 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $38,217,399,744 and the number of shares of common stock outstanding is 1,304,900,478 as of January 31, 2001.

Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant’s 2000 definitive proxy statement which will be filed no later than 120 days after December 31, 2000.

Part 1

Item 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company”.

(a) General development of business

There have been no significant changes to the Company’s corporate structure during 2000, or material changes in the Company’s method of conducting business.

(b) Financial information about industry segments

Industry segment data for the years ended December 31, 2000, 1999 and 1998 are included in Part II, Item 8, page 23 of this Form 10-K.

(c) Narrative description of business

General

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald’s brand. These restaurants serve a varied, yet limited, value-priced menu (see Products) in 120 countries around the world.

     In addition, the Company operates other restaurant concepts: Aroma Café, Boston Market, Chipotle Mexican Grill and Donatos Pizza. Also, in February 2001, the Company acquired a minority interest in Pret A Manger. Throughout this document, these other concepts are referred to as “Other Brands.” Aroma Café; is a United Kingdom-based chain of coffeehouses serving prepared sandwiches and pastries. Chipotle Mexican Grill is a fresh-Mex grill located in the United States serving gourmet burritos and tacos. Donatos Pizza sells pizza, subs and salads in the U.S. Boston Market is a home-meal replacement concept located in the U.S. serving chicken, meatloaf and a variety of side dishes. Pret A Manger is a U.K.-based quick-service food concept that serves mainly sandwiches, snacks and drinks during lunchtime.

     Since McDonald’s restaurant business comprises virtually all of the Company’s consolidated operating results, this narrative primarily relates to the McDonald’s restaurant business, unless otherwise noted.

     All restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent entrepreneurs, or by affiliates operating under joint-venture agreements between the Company and local business people.

     The Company’s operations are designed to assure consistency and high quality at every McDonald’s restaurant. When granting franchises and forming joint-venture agreements, the Company is selective and is not in the practice of franchising to, or partnering with, investor groups or passive investors.

     Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and decor of their restaurant businesses, and by reinvesting in the business over time. The Company shares the investment by generally owning or leasing the land and building. Franchisees in the U.S. generally have the option to own new restaurant buildings while leasing the land from the Company. Franchisees contribute to the Company’s revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum payments. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. A discussion regarding site selection is included in Part I, Item 2, page 5 of this Form 10-K.

     The Company, its franchisees and affiliates purchase food, packaging, equipment, etc. from numerous independent suppliers who have been approved by the Company. The Company has established and strictly enforces high-quality standards. We have quality assurance labs around the world that work to ensure that our high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers’ facilities. Further, we have a Quality Assurance Board, composed of the Company’s technical, safety and supply chain specialists, which provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with our suppliers to encourage innovation, assure best practices and drive continuous improvement.

     Independently owned and operated distribution centers, also approved by the Company distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of our products and in the delivery of customer service expectations.

     McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to nurture this brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste and the customer experience. In addition, the Company is focused on being a leader in the area of social responsibility, as we believe it is important to give back to the people and communities around the world who are responsible for our success.

Products

McDonald’s restaurants offer a substantially uniform menu. In addition, McDonald’s tests new products on an ongoing basis.

     McDonald’s menu includes hamburgers, cheeseburgers, the Big Mac, Quarter Pounder with Cheese, the Filet-O-Fish, Chicken McNuggets, several chicken sandwiches, french fries, salads, milk shakes, McFlurry desserts, ice cream sundaes and cones, pies, cookies and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

     McDonald’s restaurants operating in the U. S. and certain international markets are open during breakfast hours and offer a full- or limited-breakfast menu. Breakfast offerings include the Egg McMuffin and Sausage McMuffin with Egg sandwiches, hotcakes, biscuit and bagel sandwiches, and muffins.

Food preparation

The Made For You food preparation system is installed in virtually all McDonald’s restaurants in the U.S. and Canada. Made For You is based on a just-in-time production philosophy where each sandwich is made to order. Through advances in equipment and technology, the new system aims to provide customers with fresher, better-tasting food. In addition, the new system can support future growth through product development because it can more easily accommodate an expanded menu.

Intellectual property

The Company owns valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which, including “McDonald’s,” “Ronald McDonald,” “Big Mac” and other related marks, are of material importance to the Company’s business. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2000, 1999 and 1998 in Part II, Item 7, pages 8 through 16, and the Consolidated statement of cash flows for the years ended December 31, 2000, 1999 and 1998 in Part II, Item 8, page 20 of this Form 10-K.

Customers

The Company’s business is not dependent upon a single customer or small group of customers.

Backlog

Company-operated restaurants have no backlog orders.

Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Competition

McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience and service and by offering quality food products. The Company’s competition in the broadest perspective includes restaurants, quick-service eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets.

     In the U.S., there are about 490,000 restaurants that generate $291 billion in annual sales. McDonald’s restaurant business accounts for 2.6% of those restaurants and 6.7% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.; however, the Company’s business in foreign markets continues to grow.

Research and development

The Company operates a research and development facility in Illinois. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities for the benefit of the McDonald’s System, which includes franchisees and suppliers, as well as the Company, its subsidiaries and joint ventures.

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2000, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 2000, the Company’s average number of employees worldwide, including Company-operated restaurant employees, was approximately 364,000. This includes McDonald’s restaurants as well as other restaurant concepts operated by the Company.

(d) Financial information about foreign and domestic operations

Financial information about foreign and domestic markets is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 8 through 16 and Segment and geographic information in Part II, Item 8, page 23 of this Form 10-K.

Item 2. Properties

The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company’s experience and access to advanced technology aids in evaluating this information. The Company generally owns or secures long-term land and building leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies and standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 8 through 16 and in Financial statements and supplementary data in Part II, Item 8, pages 17 through 29 of this Form 10-K.

Item 3. Legal proceedings

The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. The Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations.

Franchising

A substantial number of McDonald’s restaurants are franchised to independent entrepreneurs operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments. Additionally, on occasion, disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise.

Suppliers

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the U.S., food, paper, or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, on occasion, disputes arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

Employees

Thousands of persons are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of persons, from time to time, seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

Customers

The Company’s restaurants serve a large cross-section of the public and in the course of serving so many people, disputes arise as to products, service, accidents and other matters typical of an extensive restaurant business such as that of the Company.

Intellectual property

The Company has registered trademarks and service marks, some of which are of material importance to the Company’s business. The Company also has certain patents on restaurant equipment, which while valuable, are not material to its business. From time to time, the Company may become involved in litigation to defend and protect its use of its intellectual property.

Government regulations

Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, franchising, health, safety, environment, zoning and employment. The Company does not believe that it is in violation of any existing statutory or administrative rules, but it cannot predict the effect on its operations from the issuance of additional requirements in the future.

Item 4. Submission of matters to a vote of shareholders

None.

Executive Officers of the registrant

All of the executive officers of the Company as of March 1, 2001 are shown below. Unless otherwise indicated, each of the executive officers has been continuously employed by the Company for at least five years and has a term of office until the May 2001 Board of Directors’ meeting.

			Number
		Number of	of years
	Date of	years with	in present
Name and office	birth	Company	position

Claire H. Babrowski	7/25/57	23	2
Executive Vice President
James R. Cantalupo	11/14/43	26	1
Vice Chairman and President
Michael L. Conley	3/28/48	26	4
Executive Vice President
and Chief Financial Officer
Alan D. Feldman	3/6/52	6	2
President—McDonald’s USA
Jack M. Greenberg	9/28/42	19	1
Chairman and
Chief Executive Officer
Jeffrey B. Kindler	5/13/55	5	3
Executive Vice President,
Corporate General Counsel
Christopher Pieszko	12/2/55	22	3
Senior Vice President and
Corporate Controller
Michael R. Quinlan	12/9/44	37	1
Chairman of the Executive Committee
James A. Skinner	10/25/44	30	3
President—Europe Group
Stanley R. Stein	4/17/42	26	3
Executive Vice President
Fred L. Turner	1/6/33	44	11
Senior Chairman

Part II

Item 5. Market for registrant’s common equity and related shareholder matters

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

     The following table sets forth the common stock price range on the New York Stock Exchange composite tape and dividends declared per common share.

			2000			1999

			Dividend			Dividend
			per			per
			common			common
Quarter	High	Low	share	High	Low	share

First	43.63	29.81	–	47.38	35.94	.04875
Second	39.94	31.00	–	47.06	37.75	.04875
Third	34.25	26.38	.215	45.25	38.94	.04875
Fourth	34.50	27.56	–	49.56	38.31	.04875

Year	43.63	26.38	.215	49.56	35.94	.19500

     The approximate number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2001 was estimated to be 954,000.

     Given the Company’s returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchases. Accordingly, the common stock dividend yield is modest. The Company has paid dividends on common stock for 25 consecutive years through 2000 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. Beginning in 2000, dividends are declared and paid on an annual, rather than quarterly, basis. As in the past, future dividends will be declared at the discretion of the Company’s Board of Directors.

Item 6. Selected financial data

11-year summary

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2000	1999	1998		1997	1996	1995	1994	1993	1992	1991	1990

Systemwide sales	$40,181	38,491	35,979		33,638	31,812	29,914	25,987	23,587	21,885	19,928	18,759

Systemwide sales by type
Operated by franchisees	$24,463	23,830	22,330		20,863	19,969	19,123	17,146	15,756	14,474	12,959	12,017
Operated by the Company	$10,467	9,512	8,895		8,136	7,571	6,863	5,793	5,157	5,103	4,908	5,019
Operated by affiliates	$5,251	5,149	4,754		4,639	4,272	3,928	3,048	2,674	2,308	2,061	1,723

Total revenues	$14,243	13,259	12,421		11,409	10,687	9,795	8,321	7,408	7,133	6,695	6,640
Operating income	$3,330	3,320	2,762	(1)	2,808	2,633	2,601	2,241	1,984	1,862	1,679	1,596
Income before provision for income taxes	$2,882	2,884	2,307	(1)	2,407	2,251	2,169	1,887	1,676	1,448	1,299	1,246
Net income	$1,977	1,948	1,550	(1)	1,642	1,573	1,427	1,224	1,083	959	860	802

Cash provided by operations	$2,751	3,009	2,766		2,442	2,461	2,296	1,926	1,680	1,426	1,423	1,301
Capital expenditures	$1,945	1,868	1,879		2,111	2,375	2,064	1,539	1,317	1,087	1,129	1,571
Free cash flow	$806	1,141	887		331	86	232	387	363	339	294	(270)
Treasury stock purchases	$2,002	933	1,162		765	605	321	500	628	92	117	157

Financial position at year end
Net property and equipment	$17,048	16,324	16,042		14,961	14,352	12,811	11,328	10,081	9,597	9,559	9,047
Total assets	$21,684	20,983	19,784		18,242	17,386	15,415	13,592	12,035	11,681	11,349	10,668
Total debt	$8,474	7,252	7,043		6,463	5,523	4,836	4,351	3,713	3,857	4,615	4,792
Total shareholders’ equity	$9,204	9,639	9,465		8,852	8,718	7,861	6,885	6,274	5,892	4,835	4,182

Per common share
Net income	$1.49	1.44	1.14	(1)	1.17	1.11	.99	.84	.73	.65	.59	.55
Net income—diluted	$1.46	1.39	1.10	(1)	1.15	1.08	.97	.82	.71	.63	.57	.54
Dividends declared	$.22	.20	.18		.16	.15	.13	.12	.11	.10	.09	.09
Market price at year end	$34.00	40.31	38.41		23.88	22.69	22.56	14.63	14.25	12.19	9.50	7.25

Systemwide restaurants at year end(2)	28,707	26,309	24,513		22,928	20,884	18,299	15,899	14,127	13,093	12,418	11,803
Systemwide restaurants by type(2)
Operated by franchisees	16,795	15,949	15,086		14,197	13,374	12,186	10,944	9,918	9,237	8,735	8,131
Operated by the Company	7,652	6,059	5,433		4,887	4,294	3,783	3,216	2,733	2,551	2,547	2,643
Operated by affiliates	4,260	4,301	3,994		3,844	3,216	2,330	1,739	1,476	1,305	1,136	1,029

Number of countries at year end	120	118	114		109	101	89	79	70	65	59	53

Number of shareholders at year end
IN THOUSANDS	953.1	899.5	888.2		880.2	904.6	769.7	609.2	464.5	398.3	371.7	362.6

Common shares outstanding at year end
IN MILLIONS	1,304.9	1,350.8	1,356.2		1,371.4	1,389.2	1,399.5	1,387.4	1,414.7	1,454.1	1,434.5	1,436.4

(1)	Includes $162 million of Made For You costs and the $160 million special charge related to the home office productivity initiative for a pretax total of $322 million ($219 million after tax or $0.16 per share).
(2)	Systemwide restaurants have been adjusted to exclude dessert-only kiosks for all years presented.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Nature of business

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald’s brand. Approximately 80% of McDonald’s restaurants and more than 80% of the Systemwide sales of McDonald’s restaurants are in eight markets: Australia, Brazil, Canada, France, Germany, Japan, the U.K. and the U.S. Throughout this discussion, McDonald’s restaurant businesses in these eight markets collectively are referred to as “major markets.”

     To capture additional meal occasions, the Company also operates other restaurant concepts: Aroma Café, Boston Market, Chipotle Mexican Grill and Donatos Pizza. Collectively these four businesses are referred to as “Other Brands.” Throughout this discussion, Other Brands’ financial information is included in the Other segment.

     In February 2001, the Company acquired a minority interest in U.K.-based Pret A Manger, which is a quick-service food concept that serves mainly sandwiches, snacks and drinks during lunchtime.

Consolidated operating results

Operating results

		2000		1999	1998

DOLLARS IN MILLIONS,		Increase/		Increase/
EXCEPT PER SHARE DATA	Amount	(decrease)	Amount	(decrease)	Amount

Systemwide sales	$40,181	4%	$38,491	7%	$35,979

Revenues
Sales by Company-
operated restaurants	$10,467	10%	$9,512	7%	$8,895
Revenues from franchised
and affiliated restaurants	3,776	1	3,747	6	3,526

Total revenues	14,243	7	13,259	7	12,421

Operating costs
and expenses
Company-operated
restaurants	8,750	12	7,829	8	7,261
Franchised restaurants	772	5	738	9	678
Selling, general &
administrative expenses	1,587	7	1,477	1	1,458
Other operating income, net	(196)	nm	(124)	nm	(60)
Made For You costs	–	nm	19	nm	162
Special charge	–	nm	–	nm	160

Total operating costs
and expenses	10,913	10	9,939	3	9,659

Operating income (1)	3,330	–	3,320	20	2,762

Interest expense	430	8	396	(4)	414
Nonoperating expense, net	18	nm	40	(2)	41

Income before provision
for income taxes (1)	2,882	–	2,884	25	2,307

Provision for income taxes (1)	905	(3)	936	24	757

Net income (1)	$1,977	2%	$1,948	26%	$1,550

Net income
per common share (1)	$1.49	3%	$1.44	26%	$1.14
Net income
per common share–
diluted (1)	1.46	5	1.39	26	1.10

(1)	The 1998 results include $162 million of Made For You costs and the
$160 million special charge for a pretax total of $322 million ($219 million after tax or $0.16 per share). See discussion on pages 24 and 25.
nm	Not meaningful.

The following table presents the 2000 growth rates for reported and constant currency results as well as the 1999 growth rates for reported results, results adjusted for 1998 Made For You costs and the 1998 special charge, and the adjusted results on a constant currency basis. All information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

Constant currency operating results

		2000					1999
		Increase					Increase

	As	Constant		As			Constant
	reported	currency	(1)	reported	Adjusted	(2)	currency	(1,2)

Systemwide sales	4%	7%		7%	7%		8%

Revenues	7	12		7	7		10

Operating income	–	5		20	8		10

Net income	2	6		26	10		13

Net income per
common share	3	8		26	11		13

Net income per
common share–diluted	5	10		26	10		13

(1)	Excludes the effect of foreign currency translation on reported results.
(2)	Excludes 1998 Made For You costs and the 1998 special charge.

     The primary currencies negatively affecting reported results in 2000 were the Euro, which is the currency in 12 of our European markets including France and Germany, the British Pound and the Australian Dollar, partly offset by the stronger Japanese Yen. In 1999, the reported results were negatively affected primarily by the Brazilian Real, the Euro and the British Pound, partly offset by the stronger Japanese Yen, Australian Dollar and Southeast Asian currencies.

     In 2000 and 1999, the stronger Japanese Yen had a greater positive currency translation effect on sales compared with revenues. This is due to our affiliate structure in Japan. Under this structure, we record a royalty in revenues based on a percent of Japan’s sales, whereas all of Japan’s sales are included in Systemwide sales. For this reason, growth rates for Systemwide sales in both years were less negatively affected by foreign currency translation than were revenues.

Systemwide sales

For the first time, Systemwide sales exceeded $40 billion, increasing 7% in constant currencies in 2000. Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. We continue to focus on increasing market share through positive comparable sales and strategic restaurant development, with an emphasis on improving customer satisfaction through quality, service, cleanliness and value. Constant currency sales increases in 2000 and 1999 were due to restaurant expansion and positive comparable sales.

Systemwide sales

			2000			1999	1998

		Increase/(decrease)			Increase/(decrease)

DOLLARS IN		As	Constant		As	Constant
MILLIONS	Amount	reported	currency(1)	Amount	reported	currency(1)	Amount

U.S.	$19,573	3%	na	$19,006	5%	na	$18,123
Europe	9,293	(3)	9%	9,557	7	12%	8,909
Asia/Pacific	7,051	10	9	6,436	15	6	5,579
Latin America	1,790	7	9	1,665	(5)	15	1,761
Other (2)	2,474	35	36	1,827	14	15	1,607

Total	$40,181	4%	7%	$38,491	7%	8%	$35,979

(1)	Excludes the effect of foreign currency translation on reported results.
(2)	Includes Systemwide sales for Other Brands of $605 million in 2000 and
$91 million in 1999.
na	Not applicable.

     In the U.S. and Europe, expansion and positive comparable sales drove sales increases in 2000 and 1999. In the U.S., successful promotions combined with local market initiatives and new product introductions contributed to the increases in both years. The primary contributors to Europe’s constant currency sales growth in both years were France, Italy, Spain and the U.K. In addition, Germany’s sales increased in both 2000 and 1999. Europe’s results were dampened in 2000 by the decline in consumer confidence regarding the safety of the beef supply in certain European markets, which began in the fourth quarter and is expected to continue in the near term. In 1999, Europe’s results were affected by the difficult economic conditions in Russia.

     In Asia/Pacific, expansion drove the 2000 and 1999 constant currency sales increases. Comparable sales were flat in 2000 and negative in 1999. Double-digit comparable sales growth in China also contributed to the sales increase in 2000. These results were partly offset by weak consumer spending in Australia due to the goods and services tax introduced in July 2000, and this negative impact is expected to continue in the first half of 2001. In 1999, China, South Korea and the Southeast Asian markets were the primary contributors to the increase.

     In Latin America, the 2000 and 1999 constant currency sales increases were driven by expansion, partly offset by negative comparable sales. Strong positive comparable sales in Mexico helped drive the increases in both years. In addition, 1999 benefited from double-digit positive comparable sales in Venezuela. Weak consumer spending continued to negatively affect most markets in this segment in both years.

     In the Other segment, the constant currency sales increases for 2000 and 1999 were primarily driven by the addition of Other Brands, as well as positive comparable sales in Canada.

Average annual sales—McDonald’s restaurants

		2000		1999	1998

		Increase/		Increase/
		(decrease)		(decrease)

		Constant		Constant
DOLLARS IN THOUSANDS	Amount	currency (2)	Amount	currency (2)	Amount

Per restaurant (1)

Traditional:
U.S.	$1,647	1%	$1,625	3%	$1,584
Europe	1,851	(2)	2,130	–	2,227
Asia/Pacific	1,420	(2)	1,446	(7)	1,433
Latin America	1,333	(7)	1,464	(5)	1,890
Canada, Middle East
& Africa	1,336	1	1,326	–	1,340

Satellite:
U.S.	$536	9%	$490	7%	$459
Outside the U.S.(3,4)	598	2	561	2	490

Per new restaurant (5)

Traditional:
U.S.	$1,570	7%	$1,473	11%	$1,332
Europe	1,430	(4)	1,673	3	1,700
Asia/Pacific	1,219	6	1,131	3	1,009
Latin America	1,030	(9)	1,152	(12)	1,634
Canada, Middle East
& Africa	911	(11)	1,045	15	943

Satellite: (6)
Outside the U.S. (3,4)	$649	8%	$574	–	$504

(1)	McDonald’s restaurants in operation at least 13 consecutive months.
(2)	Excludes the effect of foreign currency translation on reported results.
(3)	Prior years have been restated to exclude dessert-only kiosks.
(4)	Represents satellite restaurants located in Canada and Japan, which comprise substantially all satellites outside the U.S.
(5)	McDonald’s restaurants in operation at least 13 consecutive months but not more than 25 months.
(6)	Excludes U.S. because the Company is not currently opening a significant number of satellite restaurants in the U.S.

     Average sales in constant currencies are affected by comparable sales as well as the size, location and number of new restaurants. In 2000 and 1999, positive comparable sales primarily drove the increases in U.S. average annual sales per traditional restaurant. In segments outside the U.S., the decreases in average annual sales per traditional restaurant on a constant currency basis were primarily due to the significant number of new restaurants added.

     The number of new restaurants affects average sales as new restaurants historically have taken a few years to reach long-term volumes. In addition, over the last several years we have opened more restaurants outside the U.S. in lower density areas and in countries with lower average sales volumes and correspondingly lower average development costs.

     In 2000 and 1999, average sales for new U.S. traditional restaurants increased due to selective expansion in higher volume locations and the development of larger facilities that support higher average sales. In 2000, average sales for new traditional restaurants in Europe and Latin America declined due to a higher proportion of openings in lower volume markets such as Italy and Poland, and Chile and Mexico, respectively. Asia/Pacific’s average sales for new traditional restaurants increased in 2000 due to higher sales volumes for openings in China and a higher proportion of openings in higher volume markets such as Japan. Average sales for new traditional restaurants in the Canada, Middle East & Africa grouping declined due to a higher proportion of openings in Saudi Arabia and lower sales volumes for openings in South Africa.

    Satellite restaurants generally have significantly lower development costs and sales volumes than traditional restaurants. The use of these small, limited-menu restaurants has allowed profitable expansion into areas that would otherwise not have been feasible. In 2000, average annual sales for satellite restaurants increased in the U.S. partly due to the closing of certain low-volume satellites and increased outside the U.S. primarily due to higher sales volumes for openings in Japan.

     For an added perspective, on a consolidated basis, 2000 and 1999 average annual sales of restaurants opened more than 25 months increased over the prior year in constant currencies.

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

Revenues

			2000			1999	1998

		Increase/(decrease)			Increase/(decrease)

DOLLARS IN		As	Constant		As	Constant
MILLIONS	Amount	reported	currency(1)	Amount	reported	currency(1)	Amount

U.S.	$5,259	3%	na	$5,093	5%	na	$4,868
Europe	4,754	(3)	7%	4,925	10	15%	4,467
Asia/Pacific	1,987	8	11	1,832	12	9	1,633
Latin America	949	40	41	680	(16)	10	814
Other (2)	1,294	78	79	729	14	15	639

Total	$14,243	7%	12%	$13,259	7%	10%	$12,421

(1)	Excludes the effect of foreign currency translation on reported results.
(2)	Includes revenues for Other Brands of $564 million in 2000 and $57 million in 1999.
na	Not applicable.

     On a constant currency basis, total revenues increased at a higher rate than sales in 2000 due to the addition of Other Brands, which are primarily Company-operated, as well as the consolidation of Argentina and Indonesia for financial reporting purposes. In 1999, total revenues increased at a greater rate than sales due to the higher unit growth rate of Company-operated restaurants relative to Systemwide restaurants, primarily in Europe, and the consolidation of Sweden.

Operating income

Operating income increased $10 million in 2000 and $236 million in 1999, excluding 1998 Made For You costs and the 1998 special charge. In constant currencies, these increases were $161 million or 5% in 2000 and $303 million or 10% in 1999. The constant currency increases in 2000 and 1999 were primarily due to higher combined operating margin dollars and other operating income, partly offset by higher selling, general & administrative expenses. Including 1998 Made For You costs and the 1998 special charge, reported operating income increased 20% in 1999.

     Operating income from the major markets accounted for more than 90% of consolidated operating income in 2000, 1999 and 1998, excluding 1998 Made For You costs and the 1998 special charge.

Operating income

			2000			1999		1998

		Increase/(decrease)			Increase/(decrease)

DOLLARS IN		As	Constant		As	Constant
MILLIONS	Amount	reported	currency(1)	Amount	reported	currency(1)		Amount

U.S.	$1,773	7%	na	$1,653	38%	8%	(2)	$1,202	(3)
Europe	1,180	(6)	6%	1,257	8	12		1,167
Asia/Pacific	442	5	6	422	17	10		360
Latin America	103	(23)	(23)	133	(30)	(9)		189
Other (2)	94	(20)	(20)	117	(3)	(2)		120
Corporate	(262)	–	na	(262)	5	na		(276)

Total	$3,330	–	5%	$3,320	20%	10%	(2)	$2,762	(3)

(1)	Excludes the effect of foreign currency translation on reported results.
(2)	Excludes 1998 Made For You costs and the 1998 special charge.
(3)	Includes Made For You costs of $162 million and the special charge of
$160 million for a total of $322 million.
(4)	Includes operating losses for Other Brands of $41 million in 2000 and
$7 million in 1999.
na	Not applicable.

     Segment operating income has been restated to break out corporate general & administrative expenses to be consistent with the way management currently evaluates segment performance. The majority of these costs were previously included in the U.S. segment.

     U.S. operating income increased $120 million or 7% in 2000 and $129 million or 8% in 1999, excluding 1998 Made For You costs and the 1998 special charge, and accounted for about 50% of consolidated operating income in both years. The increases in both years were due to higher combined operating margin dollars, lower selling, general & administrative expenses and higher other operating income. Including 1998 Made For You costs and the 1998 special charge, U.S. operating income increased $451 million or 38% in 1999. Prior to the restatement to break out corporate general & administrative expenses, U.S. operating income increased 9% in 2000 and 11% in 1999, excluding 1998 Made For You costs and the 1998 special charge.

     Europe’s operating income increased 6% in 2000 and 12% in 1999 in constant currencies, accounting for more than 35% of consolidated operating income in both years. The increase in 2000 was primarily driven by strong operating results in France, Italy and Spain. In 1999, Europe’s operating income growth benefited from the consolidation of Sweden, as well as strong results in France, Germany, Spain and the U.K. Europe’s results were dampened in 2000 by the decline in consumer confidence regarding the safety of the beef supply in certain European markets, which began in the fourth quarter, and in 1999 by the difficult economic conditions in Russia. France, Germany and the U.K. accounted for about 75% of Europe’s operating income in 2000, 1999 and 1998.

     Asia/Pacific’s operating income increased 6% in 2000 and 10% in 1999 in constant currencies. The increases in both years were driven primarily by Japan, which benefited from the partial sale of its ownership in Toys ‘R’ Us Japan in 2000 and a lower effective tax rate in 1999, as well as strong results in China and South Korea. In addition, Taiwan contributed to the increase in 2000 but tempered the segment’s results in 1999, due to the effect of the September 1999 earthquake. Results in 2000 were negatively affected by the introduction of the goods and services tax in Australia in July 2000. Australia and Japan accounted for more than 60% of Asia/Pacific’s operating income in 2000, 1999 and 1998. Beginning January 1, 2001, this segment will benefit from an increase in the royalty percent received from our Japanese affiliate.

     Latin America’s operating income decreased 23% in 2000 and 9% in 1999 in constant currencies. Results in both years were negatively impacted by the difficult economic conditions experienced by most markets in the segment. Partly offsetting the decreases were strong performances in Mexico and Venezuela in both years, as well as the consolidation of Argentina in 2000. Brazil accounted for more than 55% of Latin America’s operating income in each of the past three years.

     Corporate general & administrative expenses benefited in 2000, 1999 and 1998 from savings resulting from the home office productivity initiative.

Operating margins

Operating margin information and discussions relate to McDonald’s restaurants only and exclude Other Brands.

Company-operated margins

Company-operated margin dollars are equal to sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars declined $4 million in 2000, compared with a $40 million increase in 1999. In constant currencies, Company-operated margin dollars increased $73 million or 4% in 2000 and $88 million or 5% in 1999. The constant currency increases were primarily driven by expansion and positive comparable sales.

     Company-operated margins were 16.9% of sales in 2000, 17.7% in 1999 and 18.4% in 1998. Operating cost trends as a percent of sales were as follows: food & paper costs increased in 2000 and were flat in 1999; payroll costs were flat in 2000 and increased in 1999; and occupancy & other operating expenses increased in both years.

Company-operated margins—McDonald’s restaurants

IN MILLIONS	2000	1999	1998

U.S.	$521	$516	$490
Europe	683	743	703
Asia/Pacific	289	267	242
Latin America	95	70	118
Canada, Middle East & Africa	82	78	81

Total	$1,670	$1,674	$1,634

PERCENT OF SALES

U.S.	17.0%	17.5%	17.3%
Europe	18.3	19.2	20.0
Asia/Pacific	16.2	16.6	16.9
Latin America	12.4	14.1	19.1
Canada, Middle East & Africa	14.5	14.9	16.0

Total	16.9%	17.7%	18.4%

     In the U.S., food & paper costs were lower as a percent of sales in 2000 and 1999, primarily due to less waste (partly as a result of the implementation of our Made For You food preparation system), and payroll costs were higher in both years as a result of higher average hourly rates. Occupancy & other operating expenses were higher in 2000 than 1999 and lower in 1999 than 1998.

     Europe’s Company-operated margin percent declined in 2000 as all costs increased as a percent of sales. The difficult economic conditions in Russia accounted for more than half of the decline in Europe’s margin percent in 1999.

     In Asia/Pacific, weak comparable sales in both years negatively affected Company-operated margins as a percent of sales. The September 1999 earthquake in Taiwan, as well as a difficult comparison due to strong 1998 promotions in Hong Kong contributed to Asia/Pacific’s 1999 decline. In Latin America, the margin percent declines were due to difficult economic conditions in most markets and negative comparable sales in both years.

Franchised margins

Franchised margin dollars are equal to revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 60% of the combined operating margins in 2000, 1999 and 1998. Franchised margin dollars declined $6 million in 2000, compared with a $160 million increase in 1999. In constant currencies, franchised margin dollars increased $119 million or 4% in 2000 and $220 million or 8% in 1999, primarily driven by expansion and positive comparable sales.

Franchised margins—McDonald’s restaurants

IN MILLIONS	2000	1999	1998

U.S.	$1,765	$1,730	$1,650
Europe	802	828	758
Asia/Pacific	173	187	173
Latin America	135	144	155
Canada, Middle East & Africa	127	119	112

Total	$3,002	$3,008	$2,848

PERCENT OF REVENUES

U.S.	80.4%	81.0%	80.9%
Europe	78.3	79.0	80.0
Asia/Pacific	82.7	83.6	84.3
Latin America	73.0	77.5	79.7
Canada, Middle East & Africa	78.9	78.5	80.2

Total	79.5%	80.3%	80.8%

     The declines in the consolidated margin percent in 2000 and 1999 reflected higher occupancy costs due to an increased number of leased sites in all geographic segments. Our strategy of leasing a higher proportion of new sites over the past few years has reduced initial capital requirements and related interest expense. However, as anticipated, franchised margins as a percent of applicable revenues have been negatively impacted because financing costs implicit in the lease are included in rent expense, which affects these margins. For owned sites, financing costs are reflected in interest expense, which does not affect these margins. The higher occupancy costs were partly offset by positive comparable sales in 2000 and 1999.

     Also, our purchase of a majority interest in certain affiliate markets in 2000 and 1999 shifted revenues from franchised and affiliated restaurants to Company-operated restaurants, reducing the franchised restaurant margin percents in both Asia/Pacific and Latin America in 2000 and Europe in 1999.

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses increased 7% in 2000 and 1% in 1999. Selling, general & administrative expenses as a percent of sales were 4.0% in 2000, 3.8% in 1999 and 4.1% in 1998. The increase in 2000 was primarily due to spending to support the development of Other Brands and the consolidation of Argentina and Indonesia. Excluding Other Brands and the consolidations, selling, general & administrative expenses increased 1% in 2000. Selling, general & administrative expenses in 2000 benefited from weaker foreign currencies and lower expense for performance-based incentive compensation. The increase in 1999 primarily was due to the consolidation of Sweden and the addition of Other Brands, partly offset by weaker foreign currencies. U.S. selling, general & administrative expenses decreased in both 2000 and 1999 due to savings resulting from the home office productivity initiative. As a result of the initiative, which benefited both the U.S. and corporate segments, the Company reached its goal of saving about $100 million annually beginning in 2000.

Selling, general & administrative expenses

			2000			1999	1998

		Increase/(decrease)			Increase/(decrease)

DOLLARS IN		As	Constant		As	Constant
MILLIONS	Amount	reported	currency (1)	Amount	reported	currency(1)	Amount

U.S.	$581	(1)%	na	$584	(2)%	na	$593
Europe	336	(3)	8%	348	6	11%	328
Asia/Pacific	127	9	13	117	9	7	107
Latin America	120	45	45	83	(2)	22	85
Other (2)	161	94	96	83	20	21	69
Corporate	262	–	na	262	(5)	na	276

Total	$1,587	7%	11%	$1,477	1%	4%	$1,458

(1)	Excludes the effect of foreign currency translation on reported results.
(2)	Includes selling, general & administrative expenses for Other Brands of
$85 million in 2000 and $12 million in 1999.
na	Not applicable.

     Selling, general & administrative expenses have been restated to break out corporate expenses from the operating segments. Corporate expenses are composed of home office support costs in areas such as facilities, finance, human resources, information technology, legal, supply chain management and training.

Other operating income, net

Other operating income includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, net gains or losses from property dispositions and other transactions related to franchising and the food service business.

Other operating income, net

IN MILLIONS	2000	1999	1998

Gains on sales of restaurant businesses	$87	$75	$61
Equity in earnings of unconsolidated affiliates	121	138	89
Net losses from property dispositions	–	(71)	(71)
Other	(12)	(18)	(19)

Total	$196	$124	$60

     Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants, as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. These transactions are an integral part of our business and resulting gains are recorded in operating income. Equity in earnings of unconsolidated affiliates—businesses in which the Company actively participates, but does not control—is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. Net losses from property dispositions result from disposals of properties due to restaurant closings, relocations and other transactions.

     Equity in earnings from unconsolidated affiliates in 1999 included a $21 million gain from the sale of real estate in a U.S. partnership. Net losses from property dispositions reflected the write-off of $24 million of software in 1999 and a high number of restaurant closings in 1998.

  Made For You costs and the special charge related to the 1998 home office productivity initiative are discussed on pages 24 and 25.

Interest expense

Interest expense increased in 2000 due to higher average debt levels, partly offset by weaker foreign currencies. In 1999, interest expense decreased due to lower average interest rates and weaker foreign currencies, partly offset by higher average debt levels. Average debt levels were higher in both years because of the Company using available credit capacity to fund share repurchases.

Nonoperating expense, net

Nonoperating expense includes miscellaneous income and expense items such as interest income, minority interests, and gains and losses related to other investments, financings and translation. Results in 2000 reflected lower minority interest expense, lower translation losses and a gain related to the sale of a partial ownership interest in a majority-owned subsidiary outside the U.S.

Provision for income taxes

The effective income tax rate was 31.4% for 2000, compared with 32.5% for 1999 and 32.8% for 1998. The decrease in the income tax rate in 2000 was the result of a tax benefit resulting from an international transaction. The Company expects its 2001 effective income tax rate to be between 32.0% and 33.0%.

     Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $523 million in 2000 and $557 million in 1999. Substantially all of the tax assets arose in the U.S. and other profitable markets, and a majority of them are expected to be realized in future U.S. income tax returns.

Net income and net income per common share

In 2000, net income increased $29 million or 2% and diluted net income per common share increased $.07 or 5%. On a constant currency basis, these increases were $122 million or 6% and $.14 or 10%, respectively. The spread between the percent increase in net income and net income per common share was due to lower weighted-average shares outstanding as a result of shares repurchased and a less dilutive effect from stock options. In 1999, net income and diluted net income per common share increased 10% (13% for both in constant currencies), excluding 1998 Made For You costs and the 1998 special charge. Including these items, reported net income and diluted net income per common share both increased 26% in 1999.

Cash flows

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending. Cash from operations totaled $2.8 billion in 2000 and exceeded capital expenditures for the tenth consecutive year. This amount was less than in 1999, primarily due to higher income tax payments as a result of lower tax benefits related to stock option exercises and higher tax gains on the termination of foreign currency exchange agreements. Higher gains on sales of restaurant businesses and property also reduced cash provided by operations, but generated about $40 million of additional cash from investing activities. In 1998, cash provided by operations was reduced by approximately $135 million of Made For You incentive payments. Cash provided by operations, along with borrowings and other sources of cash, is used for capital expenditures, share repurchases, dividends and debt repayments.

Cash provided by operations

DOLLARS IN MILLIONS	2000	1999	1998

Cash provided by operations	$2,751	$3,009	$2,766
Free cash flow (1)	806	1,141	887
Cash provided by operations
as a percent of capital expenditures	141%	161%	147%
Cash provided by operations
as a percent of average total debt	35	42	41

(1)	Cash provided by operations less capital expenditures.

     In addition to its free cash flow, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company strategically and purposefully maintains a relatively low current ratio, which was .70 at year-end 2000.

Capital expenditures and restaurant development

Capital expenditures increased $77 million or 4% in 2000 and decreased $11 million or 1% in 1999. The increase in 2000 was due to higher spending for Other Brands and the consolidation of Argentina and Indonesia, partly offset by weaker foreign currencies. Capital expenditures for McDonald’s restaurants in 2000 and 1999 reflect our strategy of leasing a higher proportion of new sites and the U.S. building program, which gives franchisees the option to own new restaurant buildings. Capital expenditures in 1999 included increased capital outlays for existing U.S. Company-operated restaurants related to implementation of the Made For You food preparation system and spending to update and refresh existing U.S. restaurants. About 90% of qualifying new and rebuilt U.S. traditional restaurant buildings developed in 2000 are owned by franchisees. In addition, the Company leased the land for substantially all new U.S. traditional restaurants opened in 2000. The U.S. building program, which began in 1998, combined with our decision to lease more land saved the Company approximately $285 million in capital outlays in 2000 and $230 million in 1999.

     More than 60% of capital expenditures was invested in major markets excluding Japan in 2000, 1999 and 1998. Approximately 70% of capital expenditures was invested in markets outside the U.S. in all three years.

Capital expenditures

IN MILLIONS	2000	1999	1998

New restaurants	$1,308	$1,231	$1,357
Existing restaurants	507	515	398
Other properties	130	122	124

Total	$1,945	$1,868	$1,879

Total assets	$21,684	$20,983	$19,784

     Expenditures for existing restaurants, including technology to improve service and food quality and enhancements to older facilities, were made to achieve higher levels of customer satisfaction. Expenditures for other properties primarily were for computer equipment and furnishings for office buildings.

     The Company’s expenditures for new restaurants in the U.S. were minimal as a result of the building and leasing programs previously discussed. For new franchised and affiliated restaurants, which represent about 85% of U.S. restaurants, the Company generally incurs no capital expenditures. However, the Company maintains long-term occupancy rights for the land and receives related rental income. For new Company-operated restaurants, the Company generally leases the land and owns the restaurant building and equipment.

     Average development costs outside the U.S. vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment owned by the Company, are managed through the use of optimally sized restaurants, construction and design efficiencies, standardization and global sourcing. In addition, foreign currency fluctuations affect average development costs, especially in those markets where construction materials cannot be obtained locally.

     Average development costs for new traditional restaurants in major markets outside the U.S. excluding Japan were approximately $1.6 million in 2000, $1.8 million in 1999 and $1.9 million in 1998. Average annual sales for new traditional restaurants for the same markets were approximately $1.5 million in 2000, $1.7 million in 1999 and $1.8 million in 1998. Both development costs and sales were impacted by weaker foreign currencies. Average development costs for new satellite restaurants located in Canada and Japan, which comprise more than 90% of the satellites outside the U.S., were approximately $200,000 in 2000, 1999 and 1998. The use of these small, limited-menu restaurants, for which the land and building generally are leased, has allowed expansion into areas that would otherwise not have been feasible.

     Including affiliates, total land ownership was 40% and 42% of total restaurant sites at year-end 2000 and 1999, respectively.

     Capital expenditures by affiliates, which were not included in consolidated amounts, were approximately $204 million in 2000, compared with $259 million in 1999. The decrease was primarily due to the consolidation of Argentina in 2000.

Systemwide restaurants (1)

	2000	1999	1998

U.S.	12,804	12,629	12,472
Europe	5,460	4,943	4,421
Asia/Pacific	6,260	5,654	5,055
Latin America	1,510	1,299	1,100
Other:
Canada, Middle East & Africa	1,665	1,568	1,447
Other Brands	1,008	216	18

Total	28,707	26,309	24,513

(1)	Adjusted to exclude dessert-only kiosks, primarily located in Latin America, as follows: 600 in 2000, 497 in 1999 and 305 in 1998.

     McDonald’s continues to focus on managing capital outlays more effectively through selective expansion. In 2000, the Company added 1,606 McDonald’s restaurants Systemwide, compared with 1,598 in 1999 and 1,567 in 1998. In addition, the Company added 792 restaurants in 2000 operated by Other Brands, 707 of which were the result of the Boston Market acquisition. In 2001, the Company expects to add 1,600 to 1,700 restaurants, including 1,500 to 1,600 McDonald’s restaurants, with continued emphasis on traditional restaurants located primarily outside the U.S.

     In 2000, 55% of McDonald’s restaurant additions were in the major markets, and we anticipate a similar percent for 2001. In the future, China, Italy, Mexico, South Korea and Spain, which together represented more than 15% of McDonald’s additions in 2000, are expected to represent a growing proportion of McDonald’s restaurant additions.

     Almost 55% of Company-operated restaurants and nearly 85% of franchised restaurants were located in the major markets at the end of 2000. Franchisees and affiliates operated 76% of McDonald’s restaurants at year-end 2000. Other Brands’ restaurants were primarily Company-operated.

     Satellite restaurants at December 31, 2000, 1999 and 1998 were as follows: U.S.–999, 1,048, 1,090; Europe–46, 44, 46; Asia/Pacific (primarily Japan)–1,670, 1,350, 1,134; Latin America–45, 41, 41; and Other (primarily Canada)–291, 263, 237.

Share repurchases and dividends

The Company uses free cash flow and credit capacity to repurchase shares, as we believe this enhances shareholder value. At year-end 2000, the Company held approximately 356 million shares in treasury with a historical cost of $8.1 billion, but a market value of $12.1 billion.

     In April 2000, the Company announced a $1 billion increase to its three-year share repurchase program, bringing the total program to $4.5 billion through 2001. The Company purchased approximately $2 billion or 56.7 million shares in 2000, which brought cumulative purchases under the program to $3.3 billion or 91.1 million shares. The Company expects to purchase the remaining $1.2 billion under the program in 2001.

     In order to reduce the overall cost of treasury stock purchases, the Company sells common equity put options in connection with its share repurchase program and receives premiums for these options. During 2000, the Company sold 16.8 million common equity put options and received premiums of $56 million, which were reflected in shareholders’ equity as a reduction of the cost of treasury stock purchased. At December 31, 2000, 21 million common equity put options were outstanding. During February 2001, 4.2 million common equity put options were exercised for $175 million. The remaining options expire at various dates through November 2001, with exercise prices between $30.11 and $32.26.

     Given the Company’s returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchases. Accordingly, the common stock dividend yield is modest. However, the Company has paid dividends on common stock for 25 consecutive years and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. Beginning in 2000, cash dividends are declared and paid on an annual, instead of quarterly, basis. As in the past, future dividends will be declared at the discretion of the Board of Directors.

Financial position and capital resources

Total assets and returns

Total assets grew by $700 million or 3% in 2000 and $1.2 billion or 6% in 1999. At year-end 2000 and 1999, more than 65% of consolidated assets were located in the major markets excluding Japan. Net property and equipment rose $723 million in 2000 and represented 79% of total assets at year end.

     Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2000	1999	1998(1)

Return on average assets	15.9%	16.6%	16.4%
Return on average common equity	21.6	20.8	19.5

(1)	Excludes Made For You costs and the special charge. Including Made For You costs and the special charge, return on average assets was 14.7% and return on average common equity was 17.1%.

     In 2000, return on average assets declined primarily due to lower returns in emerging markets, which require substantial investment in infrastructure to support rapid restaurant growth, as well as investing in Other Brands. In general, returns benefited from the Company’s continued focus on more efficient capital deployment. This included a more prudent site selection process, leasing a higher proportion of new sites, the U.S. building program that began in 1998, and the use of free cash flow for share repurchases. Also contributing to the increases in return on average common equity in 2000 and 1999 were increases in the average amount of common equity put options outstanding, which reduced average common equity.

Financings and market risk

The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. McDonald’s strives to minimize these risks by employing established risk management policies and procedures and by financing with debt in the currencies in which assets are denominated. See summary of significant accounting policies on page 22 for additional information regarding the use of financial instruments and the impact of new accounting rules on derivatives.

     The Company uses global capital markets along with various techniques to meet its financing requirements and reduce interest expense. For example, foreign currency exchange agreements in conjunction with borrowings help obtain desired currencies at attractive rates and maturities. Accordingly, foreign currency-denominated debt as a percent of total debt fluctuates based on market conditions. Interest-rate exchange agreements effectively convert fixed-rate to floating-rate debt, or vice versa. The Company also manages the level of fixed-rate debt to take advantage of changes in interest rates.

     The Company uses foreign currency debt and derivatives to hedge foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders’ equity. Total foreign currency-denominated debt, including the effects of foreign currency exchange agreements, was $5.1 billion and $5.3 billion at year-end 2000 and 1999, respectively.

Debt highlights

	2000	1999	1998

Fixed-rate debt as a percent of total debt	58%	70%	67%
Weighted-average annual interest rate of total debt	5.8	5.9	6.6
Foreign currency-denominated debt as a percent of total debt	60	76	75
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)	48	43	43

     Moody’s and Standard & Poor’s have rated McDonald’s debt Aa2 and AA, respectively, since 1982. Fitch (formerly Duff & Phelps) began rating our debt in 1990 and currently rates it AA. A strong rating is important to the Company’s global development plans. The Company has not experienced, and does not expect to experience, difficulty in obtaining financing or refinancing existing debt. At year-end 2000, the Company and its subsidiaries had $1.9 billion available under committed line of credit agreements and $561 million under shelf registrations for future debt issuance. In early 2001, the Company reduced the amount available under committed line of credit agreements to $1.5 billion.

     The Company manages its debt portfolio to mitigate the impact of changes in global interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt, terminating exchange agreements and using derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. All exchange agreements are over-the-counter instruments.

     The Company actively hedges selected currencies to reduce the effect of fluctuating foreign currencies on reported results and to minimize the cash exposure of foreign currency royalty and other payments received in the U.S. In addition, where practical, McDonald’s restaurants purchase goods and services in local currencies, resulting in natural hedges, and the Company typically finances in local currencies, creating economic hedges.

     The Company’s exposure is diversified among a broad basket of currencies. At year-end 2000 and 1999, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency exposures

IN MILLIONS OF U.S. DOLLARS	2000	1999

Euro	$1,185	$1,059
Canadian Dollars	763	797
British Pounds Sterling	638	669
Australian Dollars	329	394
Mexican Pesos	157	141
Brazilian Reais	115	124

     The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments. However, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from year-end 2000 levels nor a 10% adverse change in foreign currency rates from year-end 2000 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Other matters

Effects of changing prices—inflation

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings—many of which are at fixed costs and partly financed by debt made less expensive by inflation. In hyperinflationary markets, menu board prices typically are adjusted to keep pace with inflation, mitigating the effect on reported results.

Euro conversion

Twelve member countries of the European Union have established fixed conversion rates between their existing currencies (“legacy currencies”) and one common currency, the Euro. The Euro is traded on currency exchanges and may be used in certain transactions, such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for McDonald’s primarily consists of payments to suppliers. In addition, as we use foreign currency-denominated debt and derivatives to meet financing requirements and to minimize foreign currency risks, certain of these financial instruments are denominated in Euro.

     McDonald’s has restaurants located in all member countries and has been preparing for the introduction of the Euro for the past several years. The Company currently is addressing the issues involved with the new currency, which include converting information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, and revising processes for preparing accounting and taxation records. Based on the work to date, the Company does not believe the Euro conversion will have a significant impact on its financial position, results of operations or cash flows.

Forward-looking statements

Certain forward-looking statements are included in this report. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: the effectiveness of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange (particularly the Euro) and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and qualitative disclosures about market risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, pages 15 and 16 of this Form 10-K.

Item 8. Financial statements and supplementary data

Index to consolidated financial statements

Page reference

Consolidated statement of income for each of the three years in the period ended December 31, 2000	18
Consolidated balance sheet at December 31, 2000 and 1999	19
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2000	20
Consolidated statement of shareholders’ equity for each of the three years in the period ended December 31, 2000	21
Notes to consolidated financial statements (Financial comments)	22-28
Quarterly results (unaudited)	28
Management’s report	29
Report of independent auditors	29

Consolidated statement of income

IN MILLIONS, EXCEPT PER SHARE DATA	Years ended December 31, 2000	1999	1998

Revenues
Sales by Company-operated restaurants	$10,467.0	$ 9,512.5	$ 8,894.9
Revenues from franchised and affiliated restaurants	3,776.0	3,746.8	3,526.5

Total revenues	14,243.0	13,259.3	12,421.4

Operating costs and expenses
Food and packaging	3,557.1	3,204.6	2,997.4
Payroll and employee benefits	2,690.2	2,418.3	2,220.3
Occupancy and other operating expenses	2,502.8	2,206.7	2,043.9

Total Company-operated restaurant expenses	8,750.1	7,829.6	7,261.6

Franchised restaurants—occupancy expenses	772.3	737.7	678.0
Selling, general & administrative expenses	1,587.3	1,477.6	1,458.5
Other operating income, net	(196.4)	(124.1)	(60.2)
Made For You costs		18.9	161.6
Special charge			160.0

Total operating costs and expenses	10,913.3	9,939.7	9,659.5

Operating income	3,329.7	3,319.6	2,761.9

Interest expense, net of capitalized interest of $16.3, $14.3 and $17.9	429.9	396.3	413.8
Nonoperating expense, net	17.5	39.2	40.7

Income before provision for income taxes	2,882.3	2,884.1	2,307.4

Provision for income taxes	905.0	936.2	757.3

Net income	$ 1,977.3	$ 1,947.9	$ 1,550.1

Net income per common share	$ 1.49	$ 1.44	$ 1.14
Net income per common share—diluted	1.46	1.39	1.10

Dividends per common share	$ .22	$ .20	$ .18

Weighted-average shares	1,323.2	1,355.3	1,365.3
Weighted-average shares—diluted	1,356.5	1,404.2	1,405.7

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated balance sheet

IN MILLIONS, EXCEPT PER SHARE DATA	December 31, 2000	1999

Assets
Current assets
Cash and equivalents	$ 421.7	$ 419.5
Accounts and notes receivable	796.5	708.1
Inventories, at cost, not in excess of market	99.3	82.7
Prepaid expenses and other current assets	344.9	362.0

Total current assets	1,662.4	1,572.3

Other assets
Investments in and advances to affiliates	824.2	1,002.2
Intangible assets, net	1,443.4	1,261.8
Miscellaneous	705.9	822.4

Total other assets	2,973.5	3,086.4

Property and equipment
Property and equipment, at cost	23,569.0	22,450.8
Accumulated depreciation and amortization	(6,521.4)	(6,126.3)

Net property and equipment	17,047.6	16,324.5

Total assets	$21,683.5	$20,983.2

Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 275.5	$ 1,073.1
Accounts payable	684.9	585.7
Income taxes	92.2	117.2
Other taxes	195.5	160.1
Accrued interest	149.9	131.4
Other accrued liabilities	608.4	660.0
Current maturities of long-term debt	354.5	546.8

Total current liabilities	2,360.9	3,274.3

Long-term debt	7,843.9	5,632.4
Other long-term liabilities and minority interests	489.5	538.4
Deferred income taxes	1,084.9	1,173.6
Common equity put options	699.9	725.4
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none
Common stock, $.01 par value; authorized—3.5 billion shares; issued—1,660.6 million shares	16.6	16.6
Additional paid-in capital	1,441.8	1,288.3
Unearned ESOP compensation	(115.0)	(133.3)
Retained earnings	17,259.4	15,562.8
Accumulated other comprehensive income	(1,287.3)	(886.8)
Common stock in treasury, at cost; 355.7 and 309.8 million shares	(8,111.1)	(6,208.5)

Total shareholders’ equity	9,204.4	9,639.1

Total liabilities and shareholders’ equity	$21,683.5	$20,983.2

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated statement of cash flows

IN MILLIONS	Years ended December 31, 2000	1999	1998

Operating activities
Net income	$ 1,977.3	$ 1,947.9	$ 1,550.1
Adjustments to reconcile to cash provided by operations
Depreciation and amortization	1,010.7	956.3	881.1
Deferred income taxes	60.5	52.9	35.4
Changes in operating working capital items
Accounts receivable	(67.2)	(81.9)	(29.9)
Inventories, prepaid expenses and other current assets	(29.6)	(47.7)	(18.1)
Accounts payable	89.7	(23.9)	(12.7)
Taxes and other liabilities	(45.8)	270.4	337.5
Other	(244.1)	(65.1)	22.9

Cash provided by operations	2,751.5	3,008.9	2,766.3

Investing activities
Property and equipment expenditures	(1,945.1)	(1,867.8)	(1,879.3)
Purchases of restaurant businesses	(425.5)	(340.7)	(131.0)
Sales of restaurant businesses and property	302.8	262.4	191.5
Other	(144.8)	(315.7)	(129.4)

Cash used for investing activities	(2,212.6)	(2,261.8)	(1,948.2)

Financing activities
Net short-term borrowings (repayments)	59.1	116.7	(604.2)
Long-term financing issuances	2,381.3	902.5	1,461.5
Long-term financing repayments	(761.9)	(682.8)	(594.9)
Treasury stock purchases	(2,023.4)	(891.5)	(1,089.8)
Common stock dividends	(280.7)	(264.7)	(239.5)
Other	88.9	193.0	206.6

Cash used for financing activities	(536.7)	(626.8)	(860.3)

Cash and equivalents increase (decrease)	2.2	120.3	(42.2)

Cash and equivalents at beginning of year	419.5	299.2	341.4

Cash and equivalents at end of year	$ 421.7	$ 419.5	$ 299.2

Supplemental cash flow disclosures
Interest paid	$ 469.7	$ 411.5	$ 406.5
Income taxes paid	854.2	642.2	545.9

The accompanying financial comments are an integral part of the consolidated financial statements.

Consolidated statement of shareholders’ equity

	Common					Accumulated		Common stock
	stock issued		Additional	Unearned		other	in treasury		Total
			paid-in	ESOP	Retained	comprehensive			shareholders’
IN MILLIONS, EXCEPT PER SHARE DATA	Shares	Amount	capital	compensation	earnings	income	Shares	Amount	equity

Balance at December 31, 1997	1,660.6	$16.6	$690.9	$(171.3)	$12,569.0	$(470.5)	(289.2)	$(3,783.1)	$8,851.6

Net income					1,550.1				1,550.1

Translation adjustments
(including tax benefits of $84.2)						(52.0)			(52.0)

Comprehensive income									1,498.1

Common stock cash dividends
($.18 per share)					(239.5)				(239.5)

ESOP loan payment				22.5					22.5

Treasury stock purchases							(38.0)	(1,161.9)	(1,161.9)

Common equity put option
issuances and expirations, net								20.8	20.8

Stock option exercises and other
(including tax benefits of $154.0)			298.3	0.1			22.8	174.7	473.1

Balance at December 31, 1998	1,660.6	16.6	989.2	(148.7)	13,879.6	(522.5)	(304.4)	(4,749.5)	9,464.7

Net income					1,947.9				1,947.9

Translation adjustments
(including taxes of $53.5)						(364.3)			(364.3)

Comprehensive income									1,583.6

Common stock cash dividends
($.20 per share)					(264.7)				(264.7)

ESOP loan payment				15.8					15.8

Treasury stock purchases							(24.2)	(932.7)	(932.7)

Common equity put option
issuances and expirations, net								(665.9)	(665.9)

Stock option exercises and other
(including tax benefits of $185.3)			299.1	(0.4)			18.8	139.6	438.3

Balance at December 31, 1999	1,660.6	16.6	1,288.3	(133.3)	15,562.8	(886.8)	(309.8)	(6,208.5)	9,639.1

Net income					1,977.3				1,977.3

Translation adjustments
(including taxes of $65.1)						(400.5)			(400.5)

Comprehensive income									1,576.8

Common stock cash dividends
($.22 per share)					(280.7)				(280.7)

ESOP loan payment				20.1					20.1

Treasury stock purchases							(56.7)	(2,002.2)	(2,002.2)

Common equity put option
issuances and expirations, net								25.5	25.5

Stock option exercises and other
(including tax benefits of $80.3)			153.5	(1.8)			10.8	74.1	225.8

Balance at December 31, 2000	1,660.6	$16.6	$1,441.8	$(115.0)	$17,259.4	$(1,287.3)	(355.7)	$(8,111.1)	$9,204.4

The accompanying financial comments are an integral part of the consolidated financial statements.

Financial comments

Summary of significant accounting policies

Nature of business

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald’s brand. In addition, the Company operates other restaurant concepts: Aroma Café, Boston Market, Chipotle Mexican Grill and Donatos Pizza.

     All restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent entrepreneurs, or by affiliates operating under joint-venture agreements between the Company and local business people.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Substantially all investments in affiliates owned 50% or less are accounted for by the equity method.

Estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign currency translation

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for a small number of countries with hyperinflationary economies, where the functional currency is the U.S. Dollar.

Advertising costs

Production costs for radio and television advertising, which are primarily in the U.S., are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general & administrative expenses were (in millions): 2000–$595.3; 1999–$522.9; 1998–$486.3.

Stock-based compensation

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock options footnote, as provided by Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation.

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings—up to 40 years; leasehold improvements—the lesser of useful lives of assets or lease terms including option periods; and equipment—three to 12 years.

Intangible assets

Intangible assets consist primarily of goodwill, which represents the excess of cost over the net tangible assets of acquired restaurant businesses. Intangible assets are amortized using the straight-line method over an average life of about 30 years.

Financial instruments

The Company uses derivatives to manage risk, not for trading purposes. Non-U.S. Dollar financing transactions generally are effective as hedges of either long-term investments in, or intercompany loans to, foreign subsidiaries and affiliates. Foreign currency translation adjustments from gains and losses on hedges of long-term investments are recorded in shareholders’ equity as other comprehensive income. Gains and losses related to hedges of intercompany loans offset the gains and losses on intercompany loans and are recorded in nonoperating expense, net.

     Interest-rate exchange agreements are designated and effective to modify the Company’s interest-rate exposures. Net interest is accrued as either interest receivable or payable, with the offset recorded in interest expense. Gains or losses from the early termination of interest-rate exchange agreements are amortized as an adjustment to interest expense over the shorter of the remaining life of the interest-rate agreement or the underlying debt being hedged.

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

     Forward foreign exchange contracts are also used to mitigate exposure on foreign currency royalty and other payments received from affiliates and subsidiaries. These contracts are marked to market with the resulting gains or losses recorded in nonoperating expense, net. In addition, forward foreign exchange contracts are used to hedge long-term investments in foreign subsidiaries and affiliates. These contracts are marked to market with the resulting gains or losses recorded in shareholders’ equity as other comprehensive income.

     If a hedged item matures or is extinguished, or if a hedged anticipated royalty or other payment is no longer probable, the associated derivative is marked to market with the resulting gain or loss recognized immediately. The derivative is then redesignated as a hedge of another item or terminated.

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS Nos.137 and 138, which is required to be adopted in years beginning after June 15, 2000. The new rules will require the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt the new rules effective January 1, 2001, and they will not have a material effect on the Company’s results of operations or financial position.

Common equity put options

During 2000, 1999 and 1998, the Company sold 16.8 million, 27.0 million and 7.3 million common equity put options, respectively, in connection with its share repurchase program. Premiums received are recorded in shareholders’ equity as a reduction of the cost of treasury stock purchased and were $56.0 million in 2000, $97.5 million in 1999 and $20.5 million in 1998. At December 31, 2000, 21.0 million common equity put options were outstanding. The options expire at various dates through November 2001 at exercise prices between $30.11 and $41.98. At December 31, 2000, the $699.9 million total exercise price of these outstanding options was classified in common equity put options, and the related offset was recorded in common stock in treasury, net of the premiums received.

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2000–33.3; 1999–48.9; 1998–40.4.

Statement of cash flows

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

Segment and geographic information

The Company operates in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. The Company’s reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 2000–$603.6; 1999–$568.3; 1998–$526.0.

     The Other segment includes McDonald’s restaurant operations in Canada, the Middle East and Africa as well as results from Aroma Café, Boston Market, Chipotle Mexican Grill and Donatos Pizza.

     Segment operating income has been restated for all years presented to break out corporate general & administrative expenses from the operating segments to be consistent with the way segment performance currently is evaluated by Company management. Corporate general & administrative expenses are now included as the corporate segment of operating income. These expenses are composed of home office support costs in areas such as facilities, finance, human resources, information technology, legal, supply chain management and training.

     Corporate and U.S. segment assets, capital expenditures and depreciation and amortization also have been restated to conform to the new presentation. Corporate assets include corporate cash, investments, asset portions of financing instruments, home office facilities, deferred tax assets and certain intangibles.

IN MILLIONS	2000	1999	1998

U.S.	$5,259.1	$5,093.0	$4,868.1
Europe	4,753.9	4,924.9	4,466.7
Asia/Pacific	1,987.0	1,832.3	1,633.2
Latin America	949.3	680.3	814.7
Other	1,293.7	728.8	638.7

Total revenues	$14,243.0	$13,259.3	$12,421.4

U.S.	$1,773.1	$1,653.3	$1,201.4	(1)
Europe	1,180.1	1,256.5	1,167.5
Asia/Pacific	441.9	421.9	359.9
Latin America	102.3	133.0	189.2
Other	94.1	117.4	120.3
Corporate	(261.8)	(262.5)	(276.4)

Total operating income	$3,329.7	$3,319.6	$2,761.9	(1)

U.S.	$7,876.7	$7,674.3	$7,397.8
Europe	7,083.7	6,966.8	6,932.1
Asia/Pacific	2,789.7	2,828.2	2,659.7
Latin America	1,855.6	1,477.5	1,339.6
Other	1,069.3	979.3	678.7
Corporate	1,008.5	1,057.1	776.5

Total assets	$21,683.5	$20,983.2	$19,784.4

U.S.	$468.6	$426.4	$392.4
Europe	797.6	881.8	870.2
Asia/Pacific	224.4	188.4	224.0
Latin America	245.7	213.2	236.8
Other	161.2	112.3	102.8
Corporate	47.6	45.7	53.1

Total capital expenditures	$1,945.1	$1,867.8	$1,879.3

U.S.	$417.6	$399.7	$375.9
Europe	296.5	305.2	268.0
Asia/Pacific	120.5	114.9	97.3
Latin America	69.4	45.5	42.9
Other	60.8	46.2	40.6
Corporate	45.9	44.8	56.4

Total depreciation and amortization	$1,010.7	$956.3	$881.1

(1)	Includes $161.6 million of Made For Your costs and the $160.0 million special charge related to the home office productivity initiative.

     Total long-lived assets, primarily property and equipment and intangibles, were (in millions): Consolidated—2000–$19,798.3; 1999–$19,082.8; 1998–$18,244.4. U.S. based—2000–$8,373.2; 1999–$7,984.9; 1998–$7,533.2.

Franchise arrangements

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company, based upon a percent of sales with minimum rent payments. McDonald’s franchisees are granted the right to operate a restaurant using the McDonald’s system and, in certain cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Franchisees in the U.S. generally have the option to own new restaurant buildings, while leasing the land from McDonald’s. In addition, franchisees outside the U.S. generally pay a refundable, noninterest-bearing security deposit. Foreign affiliates pay a royalty to the Company based upon a percent of sales.

     The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

IN MILLIONS	2000	1999	1998

Minimum rents	$1,465.3	$1,473.8	$1,440.9
Percent rent and service fees	2,247.0	2,208.8	2,026.9
Initial fees	63.7	64.2	58.7

Revenues from franchised
and affiliated restaurants	$3,776.0	$3,746.8	$3,526.5

     Future minimum rent payments due to the Company under existing franchise arrangements are:

	Owned	Leased
IN MILLIONS	sites	sites	Total

2001	$927.5	$697.8	$1,625.3
2002	918.1	688.6	1,606.7
2003	902.2	675.9	1,578.1
2004	884.0	661.0	1,545.0
2005	861.0	640.0	1,501.0
Thereafter	7,284.7	5,682.6	12,967.3

Total minimum payments	$11,777.5	$9,045.9	$20,823.4

     At December 31, 2000, net property and equipment under franchise arrangements totaled $8.9 billion (including land of $2.7 billion) after deducting accumulated depreciation and amortization of $3.3 billion.

Income taxes

Income before provision for income taxes, classified by source of income, was as follows:

IN MILLIONS	2000	1999	1998

U.S.	$1,280.6	$1,222.2	$804.3
Outside the U.S.	1,601.7	1,661.9	1,503.1

Income before provision for income taxes	$2,882.3	$2,884.1	$2,307.4

     The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2000	1999	1998

U.S. federal	$361.1	$347.4	$267.8
U.S. state	77.0	68.9	71.4
Outside the U.S.	406.4	467.0	382.7

Current tax provision	844.5	883.3	721.9

U.S. federal	75.2	31.3	32.8
U.S. state	9.5	12.3	(6.9)
Outside the U.S.	(24.2)	9.3	9.5

Deferred tax provision	60.5	52.9	35.4

Provision for income taxes	$905.0	$936.2	$757.3

     Net deferred tax liabilities consisted of:

IN MILLIONS	December 31, 2000	1999

Property and equipment basis differences	$1,202.6	$1,200.0
Other	353.3	396.3

Total deferred tax liabilities	1,555.9	1,596.3

Deferred tax assets before valuation allowance(1)	(646.9)	(658.7)
Valuation allowance	124.0	101.9

Net deferred tax liabilities(2)	$1,033.0	$1,039.5

(1)	Includes tax effects of loss carryforwards (in millions): 2000–$129.4;
1999–$118.3, and foreign tax credit carryforwards: 2000–$41.2; 1999–$70.2.
(2)	Net of current tax assets included in prepaid expenses and other current assets in the consolidated balance sheet (in millions): 2000–$51.9; 1999–$134.1.

     The statutory U.S. federal income tax rate reconciled to the effective income tax rates as follows:

	2000	1999	1998

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related
federal income tax benefit	1.9	1.8	1.8
Benefits and taxes related to
foreign operations	(4.8)	(4.4)	(3.3)
Other, net	(.7)	.1	(.7)

Effective income tax rates	31.4%	32.5%	32.8%

     Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $2.5 billion at December 31, 2000, and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable since such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Made For You costs

During 1999, the Company completed the installation of the Made For You food preparation system in virtually all restaurants in the U.S. and Canada. As part of the plan to introduce this system, the Company provided financial incentives during 1999 and 1998 of up to $12,500 per restaurant to franchisees to defray the cost of equipment made obsolete as a result of converting to the new system. The Company also made additional payments in special cases where the conversion to Made For You was more extensive.

     The Company incurred $18.9 million of Made For You costs in 1999 and $161.6 million in 1998, primarily consisting of incentive payments made to franchisees as well as accelerated depreciation on equipment replaced in Company-operated restaurants.

Special charge

In 1998, the Company recorded a $160.0 million pretax special charge related to the Company’s home office productivity initiative. The productivity plan was designed to improve staff alignment, focus and productivity and to reduce ongoing selling, general & administrative expenses in both the U.S. and corporate segments. As a result, the Company reduced home office staffing by approximately 500 positions, consolidated certain home office facilities and reduced other expenditures in a variety of areas. The special charge was composed of $85.8 million of employee severance and outplacement costs, $40.8 million of lease cancellation and other facilities-related costs, $18.3 million of costs for the write-off of technology investments made obsolete as a result of the productivity initiative and $15.1 million of other cash payments made in 1998. The initiatives identified in the home office productivity plan were completed as of December 31, 1999, and no significant adjustments were made to the original plan.

Debt financing

Line of credit agreements

At December 31, 2000, the Company had several line of credit agreements with various banks totaling $1.9 billion, all of which remained unused at year-end 2000. Subsequent to year end, the Company reduced these line of credit agreements to $1.5 billion, consisting of the following: a $750.0 million line with a renewable term of 364 days and fees of .04% per annum on the total commitment, with a feature that allows the Company to convert the borrowings to a one-year term loan at any time prior to expiration; a $500.0 million line expiring in February 2006 with fees of .06% per annum on the total commitment; $250.0 million in lines expiring during 2001 and fees of .04% per annum on the total commitment; and a $25.0 million line with a renewable term of 364 days and fees of .07% per annum on the total commitment. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $751.4 million at December 31, 2000; these were principally short term and denominated in various currencies at local market rates of interest. The weighted-average interest rate of short-term borrowings, composed of U.S. Dollar and Euro commercial paper and foreign currency bank-line borrowings, was 6.9% at December 31, 2000 and 6.1% at December 31, 1999.

Exchange agreements

The Company has entered into agreements for the exchange of various currencies, certain of which also provide for the periodic exchange of interest payments. These agreements expire through 2005 and relate primarily to the exchange of Euro. The notional principal is equal to the amount of foreign currency or U.S. Dollar principal exchanged at maturity and is used to calculate interest payments that are exchanged over the life of the agreement. The Company has also entered into interest-rate exchange agreements that expire through 2012 and relate primarily to Euro, U.S. Dollars and Japanese Yen. The net value of each exchange agreement based on its current spot rate was classified as an asset or liability. Net interest is accrued as either interest receivable or payable, with the offset recorded in interest expense.

     The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company does not have significant exposure to any individual counterparty and has entered into master agreements that contain netting arrangements. The Company’s policy regarding agreements with certain counterparties is to require collateral in the event credit ratings fall below A- or in the event that aggregate exposures exceed certain limits as defined by contract. At December 31, 2000, no collateral was required of counterparties and the Company was not required to collateralize any of its obligations.

     At December 31, 2000, the Company had purchased foreign currency options outstanding (primarily Euro, Japanese Yen and British Pounds Sterling) with a notional amount equivalent to $453.0 million. The unamortized premium related to these foreign currency options was $10.6 million, and there were no related deferred gains recorded as of year end. Forward foreign exchange contracts outstanding at December 31, 2000 (primarily British Pounds Sterling, Hong Kong Dollars and Euro) had a U.S. Dollar equivalent of $781.8 million.

Fair values

	December 31, 2000

IN MILLIONS	Carrying amount	Fair value

Liabilities
Debt	$8,154.7	$8,344.0
Notes payable	275.5	275.5
Foreign currency exchange agreements (1)	43.7	45.6

Total liabilities	8,473.9	8,665.1

Assets
Foreign currency exchange agreements (1)	39.6	39.2
Interest-rate exchange agreements (2)		16.3

Net debt	$8,434.3	$8,609.6

Purchased foreign currency options	$ 10.6	$ 16.9

(1)	Gross notional amount equivalent to $462.6 million.
(2)	Notional amount equivalent to $2.9 billion.

The carrying amounts for cash and equivalents, notes receivable and forward foreign exchange contracts approximated fair value. No fair value was provided for noninterest-bearing security deposits by franchisees as these deposits are an integral part of the overall franchise arrangements.

     The fair values of debt, notes payable obligations, foreign currency and interest-rate exchange agreements and foreign currency options were estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of its total assets was substantially higher than the carrying value at December 31, 2000.

ESOP loans and other guarantees

The Company has guaranteed and included in total debt at December 31, 2000, $26.8 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2000, which include $97.1 million of loans from the Company to the ESOP and the $26.8 million of notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders’ equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

The Company also has guaranteed certain affiliate loans totaling $150.1 million at December 31, 2000.

Debt obligations

The Company has incurred debt obligations through public and private offerings and bank loans. The terms of most debt obligations contain restrictions on Company and subsidiary mortgages and long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes these debt obligations, including the effects of foreign currency and interest-rate exchange agreements.

		Interest rates(1)		Amounts outstanding
		December 31		December 31		Aggregate maturities for 2000 balances

	Maturity
IN MILLIONS OF U.S. DOLLARS	dates	2000	1999	2000	1999	2001	2002	2003	2004	2005	Thereafter

Fixed—original issue(2)		6.8%	6.9%	$2,793.5	$3,008.1
Fixed—converted via
exchange agreements(3)		6.1	6.2	(351.5)	(1,773.1)
Floating		6.6	6.7	914.1	470.7

Total U.S. Dollars	2001–2037			3,356.1	1,705.7	$ 635.1	$ 87.6	$ 43.9	$100.4	$ 292.1	$2,197.0

Fixed		5.7	5.6	654.4	1,941.2
Floating		4.8	3.6	1,609.6	609.4

Total Euro	2001–2012			2,264.0	2,550.6	417.4	42.9	135.3	334.7	282.5	1,051.2

Fixed		6.2	7.6	524.6	596.5
Floating		7.2	6.0	233.3	145.9

Total British Pounds Sterling	2001–2020			757.9	742.4	39.0	45.1	148.7		223.4	301.7

Fixed		5.5	5.4	337.3	228.4
Floating		6.7	4.8	25.7	15.6

Total other European currencies(4)	2001–2005			363.0	244.0	69.4	35.2	38.6	12.7	207.1

Fixed		2.7	3.5	589.0	488.1
Floating		0.5	0.1	262.4	298.5

Total Japanese Yen	2001–2030			851.4	786.6	43.7				130.1	677.6

Fixed		8.6	8.1	316.0	415.0
Floating		7.6	6.4	453.5	503.0

Total other Asia/Pacific currencies(5)	2001–2011			769.5	918.0	626.4	13.9	90.5	32.3		6.4

Fixed		16.0	6.9	42.2	13.2
Floating		7.3	5.2	30.2	86.3

Total other currencies	2001–2021			72.4	99.5	43.7	12.9	8.6	4.8	0.5	1.9

Debt obligations including the net
effects of foreign currency and
interest-rate exchange agreements				8,434.3	7,046.8	1,874.7	237.6	465.6	484.9	1,135.7	4,235.8

Short-term obligations supported by
long-term line of credit agreements						(1,250.0)		750.0			500.0

Net asset positions of foreign currency
exchange agreements (included in
miscellaneous other assets)				39.6	205.5	5.3	5.9	5.9	22.1	0.4

Total debt obligations				$8,473.9	$7,252.3	$ 630.0	$243.5	$1,221.5	$507.0	$1,136.1	$4,735.8

(1)	Weighted-average effective rate, computed on a semiannual basis.
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

Leasing arrangements

At December 31, 2000, the Company was lessee at 6,055 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 6,984 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.

     Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total

2001	$748.3	$63.3	$811.6
2002	735.3	55.1	790.4
2003	705.8	46.4	752.2
2004	676.2	38.9	715.1
2005	623.5	34.8	658.3
Thereafter	6,018.7	221.0	6,239.7

Total minimum payments	$9,507.8	$459.5	$9,967.3

     Rent expense was (in millions): 2000–$886.4; 1999–$796.3; 1998–$723.0. These amounts included percent rents in excess of minimum rents (in millions): 2000–$133.0; 1999–$117.1; 1998–$116.7.

Property and equipment

IN MILLIONS	December 31, 2000	1999

Land	$3,932.7	$3,838.6
Buildings and improvements on owned land	8,250.0	7,953.6
Buildings and improvements on leased land	7,513.3	7,076.6
Equipment, signs and seating	3,172.2	2,906.6
Other	700.8	675.4

	23,569.0	22,450.8

Accumulated depreciation and amortization	(6,521.4)	(6,126.3)

Net property and equipment	$17,047.6	$16,324.5

     Depreciation and amortization expense was (in millions): 2000–$900.9; 1999–$858.1; 1998–$808.0.

Employee benefit plans

The Company’s Profit Sharing Program for U.S.-based employees includes profit sharing, 401(k) and leveraged employee stock ownership (ESOP) features. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. Executives, staff and restaurant managers participate in additional ESOP allocations and profit sharing contributions, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year.

     Participant 401(k) contributions, profit sharing contributions and any related earnings can be invested in McDonald’s common stock or among six other investment alternatives. The Company’s matching contributions and ESOP allocations are generally invested in McDonald’s common stock.

     Total U.S. costs for the Profit Sharing Program, including related nonqualified benefits, were (in millions): 2000–$49.6; 1999–$49.4; 1998–$63.3.

     Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2000–$38.1; 1999–$37.2; 1998–$37.5.

     Other postretirement benefits and postemployment benefits, excluding severance benefits related to the 1998 home office productivity initiative, were immaterial.

Stock options

At December 31, 2000, the Company had three stock-based compensation plans, two for employees and one for nonemployee directors. Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.

     Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and expire 10 years from the grant date. At December 31, 2000, the number of shares of common stock reserved for issuance under the plans was 185.3 million, including 9.5 million shares available for future grants.

     A summary of the status of the Company’s plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented in the following table.

		2000		1999		1998

	Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise	Shares	exercise	Shares	exercise
Options	IN MILLIONS	price	IN MILLIONS	price	IN MILLIONS	price

Outstanding at
beginning of year	164.7	$23.06	164.0	$19.32	156.3	$16.79
Granted	26.5	35.16	25.4	40.35	33.7	25.90
Exercised	(10.8)	13.68	(18.8)	13.89	(22.8)	12.00
Forfeited	(4.6)	27.81	(5.9)	18.01	(3.2)	21.06

Outstanding at
end of year	175.8	$25.34	164.7	$23.06	164.0	$19.32

Options
exercisable at
end of year	79.3		69.4		64.4

     Options granted each year were 2.0%, 1.9% and 2.5% of weighted-average common shares outstanding for 2000, 1999 and 1998, representing grants to approximately 14,100, 12,700 and 11,500 employees in those three years. When stock options are exercised, shares are issued from treasury stock.

     The average per share cost of treasury stock issued for option exercises over the last three years was about $7.00. The average option exercise price has consistently exceeded the average cost of treasury stock issued for option exercises because the Company prefunds the program through share repurchases. As a result, stock option exercises have generated additional capital, since cash received from employees has exceeded the Company’s average acquisition cost of treasury stock. In addition, stock option exercises resulted in $419.6 million of tax benefits for the Company during the three years ended December 31, 2000. The following table presents information related to options outstanding and options exercisable at December 31, 2000, based on ranges of exercise prices.

				December 31, 2000

		Options outstanding		Options exercisable

		Weighted-
		average
		remaining	Weighted-		Weighted-
Range	Number	contractual	average	Number	average
of exercise	of options	life	exercise	of options	exercise
prices	IN MILLIONS	IN YEARS	price	IN MILLIONS	price

$7 to 9	3.8	0.8	$8.02	3.8	$8.02
10 to 15	32.1	2.6	13.48	27.9	13.26
16 to 23	37.1	5.4	20.40	22.2	19.75
24 to 34	53.7	6.5	25.59	19.1	25.26
35 to 46	49.1	8.9	37.86	6.3	40.44

$7 to 46	175.8	6.1	$25.34	79.3	$19.86

     Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.123. For pro forma disclosures, the options’ estimated fair value was amortized over their expected seven-year life. SFAS No.123 does not apply to grants before 1995. As a result, the pro forma disclosures do not include a full seven years of grants, and therefore, may not be indicative of anticipated future disclosures. The fair value for these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options that, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following tables present the pro forma disclosures and the weighted-average assumptions used to estimate the fair value of these options:

Pro forma disclosures	2000	1999	1998

Net income—pro forma IN MILLIONS	$1,842.4	$1,844.0	$1,474.0
Net income per common share—
pro forma
Basic	1.39	1.36	1.08
Diluted	1.36	1.31	1.05
Weighted-average fair value
per option granted	14.11	14.06	8.75

Assumptions	2000	1999	1998

Expected dividend yield	.65%	.65%	.65%
Expected stock price volatility	38.8%	22.9%	18.0%
Risk-free interest rate	6.39%	5.72%	5.56%
Expected life of options IN YEARS	7	7	7

Quarterly results (unaudited)

	Quarters ended		Quarters ended		Quarters ended		Quarters ended
	December 31		September 30			June 30		March 31

IN MILLIONS, EXCEPT PER SHARE DATA	2000	1999	2000	1999	2000	1999	2000	1999

Systemwide sales	$9,924.5	$9,749.7	$10,512.4	$9,997.8	$10,237.6	$9,920.4	$9,506.7	$8,822.8

Revenues
Sales by Company-operated restaurants	$2,676.6	$2,424.9	$2,768.5	$2,474.4	$2,582.0	$2,434.1	$2,439.9	$2,179.1
Revenues from franchised
and affiliated restaurants	913.0	948.0	980.5	969.8	978.6	973.0	903.9	856.0

Total revenues	3,589.6	3,372.9	3,749.0	3,444.2	3,560.6	3,407.1	3,343.8	3,035.1

Company-operated margin	404.2	414.1	470.9	458.8	435.0	448.9	406.8	361.1
Franchised margin	721.1	756.3	788.5	783.0	784.0	792.6	710.1	677.2
Operating income	774.0	816.8	910.8	907.7	876.3	883.5	768.6	711.6
Net income	$452.0	$486.2	$548.5	$540.9	$525.9	$518.1	$450.9	$402.7

Net income per common share	$.35	$.36	$.42	$.40	$.40	$.38	$.34	$.30
Net income per common share—diluted	.34	.35	.41	.39	.39	.37	.33	.29

Dividends per common share (1)	$–	$.04875	$.215	$.04875	$–	$.04875	$–	$.04875

Weighted-average shares	1,307.0	1,353.3	1,315.6	1,354.7	1,327.1	1,355.5	1,343.4	1,357.3
Weighted-average shares—diluted	1,335.8	1,401.4	1,346.0	1,403.1	1,365.5	1,405.6	1,383.8	1,409.2

Market price per common share
High	$34.50	$49.56	$34.25	$45.25	$39.94	$47.06	$43.63	$47.38
Low	27.56	38.31	26.38	38.94	31.00	37.75	29.81	35.94
Close	34.00	40.31	30.19	43.25	32.94	41.13	37.38	45.31

(1)	Beginning in 2000, dividends are declared and paid on an annual, rather than quarterly, basis. The annual dividend amount for 1999 was $ .195.

Management’s report

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and financial comments appearing in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented in the annual report is consistent with the financial statements.

     The Company maintains a system of internal controls over financial reporting, including safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation of reliable published financial statements and asset safeguarding. The system includes a documented organizational structure and appropriate division of responsibilities; established policies and procedures that are communicated throughout the Company; careful selection, training and development of our people; and utilization of an internal audit program. Policies and procedures prescribe that the Company and all employees are to maintain high standards of proper business practices throughout the world.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that it maintains an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.

     The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented herein.

     The Board of Directors, operating through its Audit Committee composed entirely of independent Directors, provides oversight to the financial reporting process. Ernst & Young LLP has unrestricted access to the Audit Committee and periodically meets with the Committee to discuss accounting, auditing and financial reporting matters.

McDONALD’S CORPORATION
January 24, 2001

Report of independent auditors

The Board of Directors and Shareholders
McDonald’s Corporation

We have audited the accompanying consolidated balance sheet of McDonald’s Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the U.S.

ERNST & YOUNG LLP
Chicago, Illinois
January 24, 2001

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Part III

Item 10. Directors and Executive Officers of the registrant

Information regarding directors is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2000.

     Information regarding all of the Company’s executive officers is included in Part I, Item 4, page 6 of this Form 10-K.

Item 11. Executive compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2000.

Item 12. Security ownership of certain beneficial owners and management

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2000.

Item 13. Certain relationships and related transactions

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2000.

Part IV

Item 14. Financial statement schedules, exhibits, and reports on Form 8-K

(a) 1. Financial statements:

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 18 through 21 of this Form 10-K.

     2. Financial statement schedules:

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 23, 2001.

	Item	Financial statements
Date of report	number	required to be filed

10/19/00	Item 7	No
1/24/01	Item 7	No
3/14/01	Item 5 and Item 7	No

(c) Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (Item 14)

Exhibit Number/Description

(3)	(i)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated
April 17, 1998.
	(ii)	By-Laws, effective as of June 1, 2000, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2000.

(4)	Instruments defining the rights of security holders, including Indentures : **
	(a)	Senior Debt Securities Indenture dated as of October 19, 1996 incorporated herein by reference from Exhibit 4(a) of Form S-3
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

Exhibit Number/Description

(viii)	6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from
Exhibit (4)(a) of Form 8-K dated September 5, 1995.
(ix)	7.05% Debentures due 2025. Form of Supplemental Indenture No. 24 incorporated herein by reference from Exhibit (4)(a) of
Form 8-K dated November 13, 1995.

(10)	Material Contracts
(a)	Directors’ Stock Plan, as amended and restated, incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1997.*
(b)	Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended
December 31, 1999. *
(i)	First Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form10-Q for the quarter ended September 30, 2000.
(c)	McDonald’s Supplemental Employee Benefit Equalization Plan, McDonald’s Profit Sharing Program Equalization Plan and
McDonald’s 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995. *
(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 1999.*
(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2000.*
(f)	McDonald’s Corporation Deferred Income Plan, as amended and restated, filed herewith.*
(g)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.*
(h)	Executive Retention Plan, incorporated herein by reference from Form 10-K for the year ended December 31, 1998.*

(12)	Statement re: Computation of Ratios

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Auditors

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated
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

McDonald’s Corporation
(Registrant)

/S/	MICHAEL L. CONLEY

By	Michael L. Conley
Executive Vice President and Chief Financial Officer

March 23, 2001

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the 23rd day of March, 2001:

Signature, Title

/S/	HALL ADAMS, JR.

By	Hall Adams, Jr.
Director

/S/	JAMES R. CANTALUPO

By	James R. Cantalupo
Vice Chairman and President and Director

/S/	GORDON C. GRAY

By	Gordon C. Gray
Director

/S/	JACK M. GREENBERG

By	Jack M. Greenberg
Chairman and Chief Executive Officer and Director

/S/	ENRIQUE HERNANDEZ, JR.

By	Enrique Hernandez, Jr.
Director

/S/	JEANNE P. JACKSON

By	Jeanne P. Jackson
Director

/S/	DONALD R. KEOUGH

By	Donald R. Keough
Director

/S/	DONALD G. LUBIN

By	Donald G. Lubin
Director

/S/	WALTER E. MASSEY

By	Walter E. Massey
Director

/S/	ANDREW J. MCKENNA

By	Andrew J. McKenna
Director

/S/	MICHAEL R. QUINLAN

By	Michael R. Quinlan
Chairman of the Executive Committee and Director

/S/	TERRY L. SAVAGE

By	Terry L. Savage
Director

By	Roger W. Stone
Director

/S/	ROBERT N. THURSTON

By	Robert N. Thurston
Director

/S/	FRED L. TURNER

By	Fred L. Turner
Senior Chairman and Director

/S/	MICHAEL L. CONLEY

By	Michael L. Conley
Executive Vice President and Chief Financial Officer

/S/	CHRISTOPHER PIESZKO

By	Christopher Pieszko
Senior Vice President and Corporate Controller