Form 10-Q
period 2001-03-31
MCDONALDS CORP
filed 2001-05-10
CIK 63908

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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


      Registrant's telephone number, including area code: (630) 623-3000
     ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

                                 1,293,286,965
                         ----------------------------
                       (Number of shares of common stock
                       outstanding as of March 31, 2001)


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

               Item 1 - Financial Statements

                    Condensed consolidated balance sheet,
                    March 31, 2001 (unaudited) and
                    December 31, 2000                                                       3

                    Condensed consolidated statement of
                    income (unaudited), first quarters ended March 31, 2001 and
                    2000                                                                    4

                    Condensed consolidated statement of
                    cash flows (unaudited), first quarters ended March 31, 2001
                    and 2000                                                                5

                    Financial comments (unaudited)                                          6

               Item 2 - Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                                           9

               Item 3 - Quantitative & Qualitative Disclosures
                        About Market Risk                                                  16

Part II.       Other Information

               Item 6 - Exhibits and Reports on Form 8-K                                   16

                    (a)  Exhibits
                         The exhibits listed in the
                         accompanying Exhibit Index are
                         filed as part of this report                                      16

                    (b)  Reports on Form 8-K                                               18

               Signature                                                                   19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                                    (unaudited)
In millions                                                                        March 31, 2001        December 31, 2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                  $   403.0               $   421.7
Accounts and notes receivable                                                             793.9                   796.5
Inventories, at cost, not in excess of market                                              87.2                    99.3
Prepaid expenses and other current assets                                                 383.3                   344.9
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                          1,667.4                 1,662.4
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                            3,137.3                 2,973.5
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                        23,169.4                23,569.0
Accumulated depreciation and amortization                                              (6,524.9)               (6,521.4)
-----------------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                                   16,644.5                17,047.6
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                          $21,449.2               $21,683.5
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                         $   293.7               $   275.5
Accounts payable                                                                          570.6                   684.9
Income taxes                                                                              128.7                    92.2
Other taxes                                                                               188.8                   195.5
Accrued interest                                                                          147.3                   149.9
Other accrued liabilities                                                                 550.5                   608.4
Current maturities of long-term debt                                                      390.8                   354.5
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                     2,270.4                 2,360.9
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                          7,875.9                 7,843.9
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                        609.0                   489.5
DEFERRED INCOME TAXES                                                                   1,150.6                 1,084.9
COMMON EQUITY PUT OPTIONS                                                                 612.5                   699.9
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                                16.6                    16.6
Additional paid-in capital                                                              1,479.5                 1,441.8
Unearned ESOP compensation                                                               (114.9)                 (115.0)
Retained earnings                                                                      17,637.9                17,259.4
Accumulated other comprehensive income                                                 (1,632.3)               (1,287.3)
Common stock in treasury, at cost; 367.3 and 355.7 million shares                      (8,456.0)               (8,111.1)
-----------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                    8,930.8                 9,204.4
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $21,449.2               $21,683.5
=======================================================================================================================

See accompanying Financial comments.

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                     Quarters ended
In millions, except                                                                      March 31
per common share data                                                             2001                2000
------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                            $2,614.2          $2,439.9
Revenues from franchised and affiliated restaurants                                 897.5             903.9
------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                             3,511.7           3,343.8
------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                                      2,243.4           2,033.1
Franchised restaurants - occupancy expenses                                         196.9             193.8
Selling, general, and administrative expenses                                       397.8             377.6
Other operating income, net                                                         (21.6)            (29.3)
------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING COSTS AND EXPENSES                                         2,816.5           2,575.2
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                    695.2             768.6
------------------------------------------------------------------------------------------------------------
Interest expense                                                                    120.9             100.4
Nonoperating expense                                                                 18.3               5.5
------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            556.0             662.7
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                          177.7             211.8
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $  378.3          $  450.9
============================================================================================================
NET INCOME PER COMMON SHARE                                                      $   0.29          $   0.34
NET INCOME PER COMMON SHARE - DILUTED                                                0.29              0.33
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                                           1,300.7           1,343.4
WEIGHTED AVERAGE SHARES - DILUTED                                                 1,325.3           1,383.8
-----------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                     Quarters ended
                                                                                                        March 31
In millions                                                                                          2001      2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                         $ 378.3    $ 450.9
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                                                                    269.9      255.8
    Changes in operating working capital items                                                      (155.3)      (8.0)
    Other                                                                                             13.5      (31.6)
-------------------------------------------------------------------------------------------------------------------------------
       CASH PROVIDED BY OPERATIONS                                                                   506.4      667.1
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                                                 (348.6)    (378.7)
Purchases and sales of restaurant businesses and
    sales of property                                                                               (104.0)       8.9
Other                                                                                                (37.5)     (47.6)
-------------------------------------------------------------------------------------------------------------------------------
       CASH USED FOR INVESTING ACTIVITIES                                                           (490.1)    (417.4)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments                                       277.1      242.6
Treasury stock purchases                                                                            (384.8)    (578.7)
Common stock dividends
Other                                                                                                 72.7       34.9
-------------------------------------------------------------------------------------------------------------------------------
       CASH USED FOR FINANCING ACTIVITIES                                                            (35.0)    (301.2)
-------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                                             (18.7)     (51.5)
-------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                                          421.7      419.5
-------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                                              $ 403.0    $ 368.0
===============================================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2001 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.


Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains and losses on cash flow hedges and totaled $33.3 million and $334.8 million for the first quarter of 2001 and 2000, respectively.


Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 24.6 million shares and 40.4 million shares for the first quarter of 2001 and 2000, respectively.


Common Equity Put Options

     At March 31, 2001 19.8 million of common equity put options were outstanding. The options expire at various dates through February 2002, at exercise prices between $28.74 and $32.26. The $612.5 million total exercise price of the options outstanding was classified in common equity put options at March 31, 2001 and the related offset was recorded in common stock in treasury, net of premiums received.


Financial Instruments

     The Company is exposed to the impact of interest-rate changes and foreign currency fluctuations. To minimize these risks, the Company employs risk management policies and procedures and finances with debt in the currencies in which assets are denominated. The Company uses foreign currency denominated debt and derivatives to hedge foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No. 133 also requires companies to designate all derivatives that qualify as hedging instruments, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged. For derivatives not designated as hedging instruments, the gain or loss is recognized in current earnings.

     The Company recorded a transition adjustment at January 1, 2001, related to cash flow hedges, that reduced accumulated other comprehensive income in shareholders' equity by $17.0 million, after-tax. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was not material to the Company's statement of income.

     All derivatives, primarily foreign currency exchange agreements, interest-rate exchange agreements and forward foreign exchange contracts were classified in the Company's balance sheet at March 31, 2001 as other assets or other long-term liabilities (excluding accrued interest) and totaled $223.8 million and $110.3 million, respectively.

Fair Value Hedges
-----------------

     The Company enters into fair value hedges to reduce the exposure to changes in the fair value of an asset or a liability, or an identified portion thereof, which is attributable to a particular risk. The types of fair value hedges the Company enters into include: (i) interest-rate exchange agreements to convert a portion of its fixed-rate debt to floating-rate debt and (ii) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in floating-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

     For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items are recognized in current earnings. During the quarter ended March 31, 2001, there was no significant impact to the Company's earnings related to either the ineffective portion of fair value hedging instruments or to portions of hedging instruments the Company excluded from its assessment of hedge effectiveness.

Cash Flow Hedges
----------------

     The Company enters into cash flow hedges to mitigate the exposure to variability in expected future cash flows attributable to a particular risk. The types of cash flow hedges the Company enters into include: (i) interest-rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt (designed to reduce the impact of interest-rate changes on future interest expense), (ii) forward foreign exchange contracts and foreign currency options (designed to protect against the reduction in value of forecasted foreign currency cash flows such as royalties and other payments denominated in foreign currencies), and (iii) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

     For cash flow hedges, the effective portion of the gains or losses on derivatives is reported as a component of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. During the quarter ended March 31, 2001, there was no significant impact to the Company's earnings related to either the ineffective portion of cash flow hedging instruments or to amounts excluded from the assessment of hedge effectiveness.

     Subsequent to the transition adjustment recorded at January 1, 2001, the Company recorded net hedging gains of $9.6 million, after-tax, related to cash flow hedges during the first quarter in other comprehensive income in shareholders' equity. Based on foreign currency exchange rates at March 31, 2001, the Company estimates that about $10 million of net cash flow hedging gains, after-tax, included in accumulated other comprehensive income in shareholders' equity at March 31, 2001, will be reclassified into earnings by the end of 2001 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedges of forecasted transactions at March 31, 2001 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments.

Hedges of Net Investments in Foreign Operations
-----------------------------------------------

     The Company uses forward foreign exchange contracts and foreign currency denominated debt to hedge its investments in foreign subsidiaries and affiliates. Realized and unrealized gains and losses from these hedges are included in shareholders' equity as other comprehensive income and offset translation gains and losses on the underlying investments in foreign subsidiaries and affiliates which also are recorded in other comprehensive income.

     During the quarter ended March 31, 2001, the Company recorded $155.2 million of net gains, after-tax, included as foreign currency translation adjustments in other comprehensive income. These gains related primarily to foreign currency denominated debt designated as hedges of net investments.

Segment Information

     The Company operates in the food service industry and primarily operates quick service restaurant businesses under the McDonald's brand. In addition, the Company also operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. The Other Segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

     The following table presents the Company's revenues and operating income by geographic segment:


                                                                                                   Quarters ended
                                                                                                      March 31
In millions                                                                                      2001          2000
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
     U.S.                                                                                        $1,270.4      $1,209.6
     Europe                                                                                       1,094.9       1,171.0
     Asia/Pacific                                                                                   510.2         526.6
     Latin America                                                                                  254.6         228.9
     Other                                                                                          381.6         207.7
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                                          $3,511.7      $3,343.8
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
     U.S.                                                                                        $  402.7      $  388.7
     Europe                                                                                         222.8         276.4
     Asia/Pacific                                                                                   115.5         118.2
     Latin America                                                                                   22.3          31.7
     Other                                                                                           11.7          20.8
     Corporate                                                                                      (79.8)        (67.2)
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME                                                                  $  695.2      $  768.6
-----------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------


Dollars in millions, except                                                                                 Quarter ended
per common share data                                                                                       March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   % Increase/
                                                                                                         Amount    (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                                                                         $9,649.7          2%
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                                                                     2,614.2          7
Revenues from franchised and affiliated restaurants                                                         897.5         (1)
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                                                          3,511.7          5
----------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                                                              2,243.4         10
Franchised restaurants - occupancy costs                                                                    196.9          2
Selling, general, and administrative expenses                                                               397.8          5
Other operating income, net                                                                                 (21.6)       N/M
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                                                                      2,816.5          9
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                                            695.2        (10)
----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                                            120.9         20
Nonoperating expense                                                                                         18.3        N/M
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                                    556.0        (16)
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                                  177.7        (16)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $  378.3        (16)%
==================================================================================================================================
NET INCOME PER COMMON SHARE                                                                              $   0.29        (15)%
NET INCOME PER COMMON SHARE-DILUTED                                                                          0.29        (12)
----------------------------------------------------------------------------------------------------------------------------------
N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. Collectively these four businesses are referred to as "Other Brands".

     The following table presents the growth rates for reported results and the results on a constant currency basis for the quarter ended March 31, 2001. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

       -----------------------------------------------------------------------------------------------------------------
       Key highlights - Consolidated
       Dollars in millions, except per common share                                                 Percent
       data                                                                                   Increase/(Decrease)
       -----------------------------------------------------------------------------------------------------------------
                                                                                                    As       Constant
       Quarters ended March 31                                   2001            2000         Reported      Currency*
       -----------------------------------------------------------------------------------------------------------------
       Systemwide sales                                      $9,649.7        $9,506.7                2             6
       -----------------------------------------------------------------------------------------------------------------
       Total revenues                                         3,511.7         3,343.8                5            10
       -----------------------------------------------------------------------------------------------------------------
       Operating income                                         695.2           768.6              (10)           (6)
       -----------------------------------------------------------------------------------------------------------------
       Net income                                               378.3           450.9              (16)          (12)
       -----------------------------------------------------------------------------------------------------------------
       Net income per common share - diluted                      .29             .33              (12)           (9)
       -----------------------------------------------------------------------------------------------------------------

       * Excluding the effect of foreign currency translation on reported results.

Impact of Foreign Currencies on Reported Results

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     Reported results for the quarter were negatively affected by foreign currency translation primarily due to the weaker Euro, British Pound, Australian Dollar and Japanese Yen.

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

----------------------------------------------------------------------------------------------------------------
Systemwide sales
                                                                                              Percent
Dollars in millions                                                                       Increase/(Decrease)
----------------------------------------------------------------------------------------------------------------
                                                                                           As           Constant
Quarters ended March 31                                 2001            2000         Reported          Currency*
----------------------------------------------------------------------------------------------------------------
U.S.                                                $4,676.5        $4,505.0                4                n/a
----------------------------------------------------------------------------------------------------------------
Europe                                               2,178.2         2,305.7               (6)                 2
----------------------------------------------------------------------------------------------------------------
Asia/Pacific                                         1,687.5         1,785.6               (5)                 4
----------------------------------------------------------------------------------------------------------------
Latin America                                          455.3           434.1                5                 11
----------------------------------------------------------------------------------------------------------------
Other**                                                652.2           476.3               37                 42
----------------------------------------------------------------------------------------------------------------
Total Systemwide sales                              $9,649.7        $9,506.7                2                  6
----------------------------------------------------------------------------------------------------------------

  * Excluding the effect of foreign currency translation on reported results. ** Includes Systemwide sales for Other Brands of $225.6 million and $47.4 million for first quarter 2001 and 2000, respectively.
 n/a Not applicable

     On a global basis, the increases in sales and revenues for the quarter were primarily due to restaurant expansion and the acquisition of Boston Market in the second quarter 2000. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for the quarter. On a constant currency basis, revenues increased at a higher rate than sales for the quarter, primarily due to the acquisition of Boston Market restaurants, which are all Company-operated, and an increase in the royalty percent received from our Japanese affiliate, effective January 1, 2001.

     U.S. sales increased 4% for the quarter due to expansion and positive comparable sales, despite the extra day in 2000 due to leap year. The comparable sales increase was driven by the introduction of the New Tastes Menu, which offers customers more variety, the national rollout of the Big N' Tasty sandwich and local market initiatives.

     In Europe, constant currency sales increased due to expansion and strong performance in the Netherlands and Russia, substantially offset by negative comparable sales. Comparable sales were affected by the decline in consumer confidence regarding the European beef supply in certain markets, as well as difficult comparisons with strong promotions last year. Sales trends are improving in several markets including France, which had positive comparable sales in March. We are optimistic that the impact from the concerns regarding European beef will continue to lessen as the year progresses.

     Expansion, partly offset by negative comparable sales, drove the constant currency sales increase in Asia/Pacific. This segment continued to benefit from strong positive comparable sales in China. However, Asia/Pacific's comparable sales growth was negatively affected by a difficult comparison with last year's very successful Hello Kitty promotion in several markets and weak consumer spending in Australia, due to the goods and services tax introduced in July 2000. We expect comparable sales in Australia to improve in the second half of the year as we pass the anniversary of the introduction of the tax.

     In Latin America, the constant currency sales increase was due to expansion, partly offset by negative comparable sales. Expansion and positive comparable sales in Mexico and Brazil were the primary contributors to the increase; however, weak consumer spending continued to negatively affect most markets in this segment.

     In the Other segment, the constant currency sales increase was driven by the acquisition of Boston Market and positive comparable sales and expansion for Canada, Chipotle and Donatos.

Combined Operating Margins

     The following combined operating margin information represents margins for McDonald's restaurant business only.

------------------------------------------------------------------------------
   Combined operating margins                              Quarters ended
                                                              March 31
                                                    --------------------------
                                                         2001           2000
------------------------------------------------------------------------------
   Dollars in millions
------------------------------------------------------------------------------
   Company-operated                                   $  359.3       $  403.3
------------------------------------------------------------------------------
   Franchised                                            700.2          709.7
------------------------------------------------------------------------------
        Combined operating margins                    $1,059.5       $1,113.0
------------------------------------------------------------------------------
   Percent of sales/revenues
------------------------------------------------------------------------------
   Company-operated                                       15.0%          16.8%
------------------------------------------------------------------------------
   Franchised                                             78.1           78.6
------------------------------------------------------------------------------

     Combined operating margin dollars decreased by $13.0 million, or 1%, for the quarter, in constant currencies. The U.S. and Europe segments accounted for nearly 80% of the combined margin dollars for the quarter.

     As a percent of sales, Company-operated margins decreased for the quarter. Food & paper costs as a percent of sales were flat, while payroll costs and occupancy & other operating expenses increased.

     In the U.S., Company-operated margins for the quarter decreased as a percent of sales, primarily due to higher labor and energy costs, partly offset by lower food & paper costs. In Europe and Asia/Pacific, the Company-operated margin percent decreased primarily due to negative comparable sales and higher labor costs. In addition, Europe experienced higher food costs. Latin America's Company-operated margin percent was relatively flat.

     Franchised margins as a percent of applicable revenues in the U.S. were relatively flat, while margin percents in Europe and Latin America declined, primarily due to negative comparable sales and temporary rent assistance provided to franchisees in certain markets. The franchised margin percent in Asia/Pacific increased primarily due to an increase in the royalty percent received from our Japanese affiliate.

     Franchised margins as a percent of revenues in all segments were also negatively impacted by higher occupancy costs as a result of our strategy to lease more sites. By leasing a higher proportion of new sites, we have reduced initial capital requirements. However, as anticipated, this practice reduces franchised margins because the financing costs implicit in the lease are included in occupancy expense, whereas for owned sites, financing costs are reflected in interest expense.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses increased 5% for the quarter, primarily due to the acquisition of Boston Market and spending to support the development of Other Brands, partly offset by weaker foreign currencies. Excluding Other Brands, selling, general & administrative expenses increased 1% for the quarter.

Other Operating Income, net

     Equity in earnings of unconsolidated affiliates decreased for the quarter primarily due to weaker results in Japan, the increase in Japan's royalty expense and a weaker Japanese Yen. Although the increase in royalty expense reduced McDonald's equity in earnings for Japan, it was more than offset by the royalty benefit McDonald's received in franchised revenues. The decrease in other expense for the quarter was primarily due to a gain on the sale of real estate in Singapore, partly offset by the write-off of certain technology costs.

                   -------------------------------------------------------------------------------
                    Other operating income, net
                    Dollars in millions
                   -------------------------------------------------------------------------------
                    Quarters ended March 31                               2001              2000
                   -------------------------------------------------------------------------------
                    Gains on sales of restaurant businesses              $15.3            $ 15.6
                   -------------------------------------------------------------------------------
                    Equity in earnings of unconsolidated affiliates       11.9              26.4
                   -------------------------------------------------------------------------------
                    Other expense                                         (5.6)            (12.7)
                   -------------------------------------------------------------------------------
                       Total                                             $21.6            $ 29.3
                   -------------------------------------------------------------------------------

Operating Income

     Consolidated operating income for the quarter decreased $43.1 million, or 6%, in constant currencies. The constant currency decrease for the quarter was due to lower combined operating margin dollars and other operating income, and higher selling, general & administrative expenses incurred primarily in developing the Other Brands.

----------------------------------------------------------------------------------------------------------------
Operating income**
                                                                                             Percent
Dollars in millions                                                                    Increase/(Decrease)
----------------------------------------------------------------------------------------------------------------
Quarters ended March 31                             2001              2000                As          Constant
                                                                                    Reported         Currency*
----------------------------------------------------------------------------------------------------------------
U.S.                                              $402.7            $388.7                 4               n/a
----------------------------------------------------------------------------------------------------------------
Europe                                             222.8             276.4               (19)              (13)
----------------------------------------------------------------------------------------------------------------
Asia/Pacific                                       115.5             118.2                (2)                8
----------------------------------------------------------------------------------------------------------------
Latin America                                       22.3              31.7               (30)              (27)
----------------------------------------------------------------------------------------------------------------
Other***                                            11.7              20.8               (44)              (38)
----------------------------------------------------------------------------------------------------------------
Corporate                                          (79.8)            (67.2)              (19)              n/a
----------------------------------------------------------------------------------------------------------------
   Total operating income                         $695.2            $768.6               (10)               (6)
----------------------------------------------------------------------------------------------------------------

 *   Excluding the effect of foreign currency translation on reported results.
** Segment operating income has been restated for 2000 to break out corporate expenses from the other operating segments.
*** Includes operating losses for Other Brands of $14.9 million and $9.1 million for first quarter 2001 and 2000, respectively.
n/a  Not applicable

     U.S. operating income increased $14.0 million, or 4%, for the quarter. The increase was driven by higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general and administrative expenses.

     Europe's operating income decreased as the decline in consumer confidence regarding the safety of the European beef supply continued to negatively affect results.

     Operating income in Asia/Pacific increased 8% in constant currencies. This segment benefited from a strong performance in China, an increase in the royalty percent received from Japan and a gain on the sale of real estate in Singapore.

     Latin America's operating income decreased as strong results in Mexico were offset by lower franchised margins in countries continuing to experience difficult economic conditions.

     In the Other segment, Canada's continued strong performance was offset by weak results in several markets in the Middle East & Africa and spending to support restaurant development in the Other Brands.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Higher interest expense for the quarter was primarily due to higher average debt levels, partly offset by weaker foreign currencies. The higher average debt levels were a result of the Company using its available credit capacity to repurchase shares of common stock. We expect the rate of increase in interest expense to moderate throughout the year.

     Nonoperating expense increased for the quarter primarily due to the write-off of a financing receivable from a Latin American supplier and minority interest expense related to the sale of real estate in Singapore.

     The effective income tax rate was 32.0% for the first quarter in both 2001 and 2000, and is expected to be about 32.0% for the year.

WEIGHTED AVERAGE SHARES

Weighted average shares outstanding for the quarter were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. The Company repurchased $452 million or 14.4 million shares of its common stock in the first quarter.

CASH FLOWS

Cash provided by operations totaled $506.4 million and exceeded capital expenditures. This amount was less than in 2000, primarily due to lower net income and changes in various working capital items in international markets. Cash provided by operations, together with other sources of cash such as borrowings, was used primarily for capital expenditures, share repurchases and debt repayments. Capital expenditures decreased 8% as expenditures related to McDonald's restaurant business declined 14%, partially offset by higher expenditures related to Other Brands. The Company expects to add 1,600 to 1,700 restaurants this year, including 1,500 to 1,600 McDonald's restaurants.

     The Company believes that buying back its stock enhances shareholder value. Therefore, the Company purchased $452 million, or 14.4 million shares of its common stock in the first quarter of 2001. This brought cumulative purchases to $3.8 billion, or 105.5 million shares under the three-year, $4.5 billion share repurchase program. The Company expects to complete the program by the end of the year.

EURO CONVERSION

Twelve member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is traded on currency exchanges and may be used in certain transactions, such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers. In addition, since the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to minimize its foreign currency risks, certain of these financial instruments are denominated in Euro.

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

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: the effectiveness of operating initiatives and advertising and promotional efforts, the effects of the Euro conversion, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------
FIRST QUARTER HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                          Quarters ended
                                                             March 31
Dollars in millions                                  2001                2000
--------------------------------------------------------------------------------
Systemwide sales by type
  Operated by franchisees                          $5,824.8            $5,778.7
  Operated by the Company                           2,614.2             2,439.9
  Operated by affiliates                            1,210.7             1,288.1
--------------------------------------------------------------------------------
    Systemwide sales                               $9,649.7            $9,506.7
--------------------------------------------------------------------------------
Restaurant margins*
  Company-operated
  ----------------
  U.S.                                                 16.3%               16.8%
  Europe                                               14.7                17.6
  Asia/Pacific                                         14.9                17.9
  Latin America                                        12.7                12.6
  Other                                                13.0                13.4
    Total                                              15.0%               16.8%

  Franchised
  ----------
  U.S.                                                 79.0%               79.1%
  Europe                                               75.4                77.3
  Asia/Pacific                                         86.2                82.7
  Latin America                                        68.5                75.6
  Other                                                77.2                76.9
    Total                                              78.1%               78.6%

* Restaurant margin information represents margins for the McDonald's restaurant business only.

RESTAURANTS
--------------------------------------------------------------------------------
                                          At March 31, 2001              2000*
--------------------------------------------------------------------------------
By type
  Operated by franchisees                            16,803              16,024
  Operated by the Company                             7,814               6,355
  Operated by affiliates                              4,288               4,083
--------------------------------------------------------------------------------
      Systemwide restaurants                         28,905              26,462
--------------------------------------------------------------------------------

                                                          Quarters ended
                                                             March 31
                                                     2001                2000*
--------------------------------------------------------------------------------
Additions
  U.S.                                                  7                  (5)
  Europe                                               50                  68
  Asia/Pacific                                         64                  50
  Latin America                                        38                  24
  Other - McDonald's                                   13                  (5)
  Other Brands                                         26                  21
--------------------------------------------------------------------------------
      Systemwide additions                            198                 153
--------------------------------------------------------------------------------

*  Adjusted to exclude dessert only kiosks.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter.

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

               (i) First Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.

               (ii) Second Amendment to the McDonald's Profit Sharing Program, filed herewith.

               (iii) Third Amendment to the McDonald's Profit Sharing Program, filed herewith.

          (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

          (d) 1975 Stock Ownership Option Plan, as amended and restated, filed herewith. *

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, filed herewith. *

          (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 2000. *

          (g) 1999 Non-Employee Director Stock Option Plan, as amended and restated incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000. *

          (h) Executive Retention Plan, as amended March 20, 2001, filed herewith. *

     (12) Statement re: Computation of Ratios
_____________________________________
  *Denotes compensatory plan.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through May 10, 2001.


                                                          Financial Statements
                Date of Report         Item Number        Required to be Filed
                --------------         -----------        --------------------
                   4/19/01          Item 5 and Item 7               No

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        McDONALD'S CORPORATION
                                        (Registrant)



                                        By  /s/  Michael L. Conley
                                           -----------------------
                                        (Signature)

                                        Michael L. Conley
                                        Executive Vice President,
                                        Chief Financial Officer




May 10, 2001
------------