Form 10-Q
period 2001-06-30
MCDONALDS CORP
filed 2001-08-10
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2001

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


                                 1,287,156,129
                          ----------------------------
                       (Number of shares of common stock
                        outstanding as of June 30, 2001)

                             McDONALD'S CORPORATION
                             ----------------------

                                     INDEX
                                     -----


                                                                                 Page Reference
Part I.   Financial Information

          Item 1 - Financial Statements

             Condensed consolidated balance sheet,
             June 30, 2001 (unaudited) and
             December 31, 2000                                                         3

             Condensed consolidated statement of income
             (unaudited), quarters and six months ended
             June 30, 2001 and 2000                                                    4

             Condensed consolidated statement of
             cash flows (unaudited), quarters and six months
             ended June 30, 2001 and 2000                                              5

             Financial comments (unaudited)                                            6

          Item 2 - Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                           8

          Item 3 - Quantitative & Qualitative Disclosures
                   About Market Risk                                                  16

Part II.  Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders                16

          Item 6 - Exhibits and Reports on Form 8-K                                   17

                   (a)  Exhibits
                        The exhibits listed in the
                        accompanying Exhibit Index are
                        filed as part of this report                                  17

                   (b)  Reports on Form 8-K                                           19

          Signature                                                                   20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
In millions                                                                   June 30, 2001      December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                           $   413.3            $    421.7
Accounts and notes receivable                                                      767.0                 796.5
Inventories, at cost, not in excess of market                                       92.3                  99.3
Prepaid expenses and other current assets                                          395.3                 344.9
-----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                   1,667.9               1,662.4
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                     3,042.2               2,973.5
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                 23,272.7              23,569.0
Accumulated depreciation and amortization                                       (6,597.1)             (6,521.4)
-----------------------------------------------------------------------------------------------------------------------
          NET PROPERTY AND EQUIPMENT                                            16,675.6              17,047.6
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $21,385.7             $21,683.5
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                  $    92.8             $   275.5
Accounts payable                                                                   338.0                 684.9
Income taxes                                                                        73.1                  92.2
Other taxes                                                                        183.8                 195.5
Accrued interest                                                                   131.8                 149.9
Other accrued liabilities                                                          575.8                 608.4
Current maturities of long-term debt                                               284.6                 354.5
----------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                              1,679.9               2,360.9
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                   8,194.0               7,843.9
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                 600.8                 489.5
DEFERRED INCOME TAXES                                                            1,130.0               1,084.9
COMMON EQUITY PUT OPTIONS                                                          537.5                 699.9
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                         16.6                  16.6
Additional paid-in capital                                                       1,525.5               1,441.8
Unearned ESOP compensation                                                        (114.9)               (115.0)
Retained earnings                                                               18,079.1              17,259.4
Accumulated other comprehensive income                                          (1,625.4)             (1,287.3)
Common stock in treasury, at cost; 373.5 and 355.7 million shares               (8,637.4)             (8,111.1)
----------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                             9,243.5               9,204.4
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $21,385.7             $21,683.5
=======================================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                              Quarters ended      Six Months ended
In millions, except                                              June 30              June 30
per common share data                                        2001       2000      2001       2000
--------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                    $2,738.2   $2,582.0   $5,352.4   $5,021.9
Revenues from franchised and affiliated restaurants         969.3      978.6    1,866.8    1,882.5
--------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                     3,707.5    3,560.6    7,219.2    6,904.4
--------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                              2,341.6    2,147.0    4,585.0    4,180.1
Franchised restaurants - occupancy expenses                 197.9      194.6      394.8      388.4
Selling, general, and administrative expenses               414.6      393.4      812.4      771.0
Other operating income, net                                 (19.1)     (50.7)     (40.7)     (80.0)
--------------------------------------------------------------------------------------------------
       TOTAL OPERATING COSTS AND EXPENSES                 2,935.0    2,684.3    5,751.5    5,259.5
--------------------------------------------------------------------------------------------------
OPERATING INCOME                                            772.5      876.3    1,467.7    1,644.9
--------------------------------------------------------------------------------------------------
Interest expense                                            117.1      106.2      238.0      206.6
Nonoperating (income) expense, net                            1.7       (2.9)      20.0        2.6
--------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                    653.7      773.0    1,209.7    1,435.7
--------------------------------------------------------------------------------------------------
Provision for income taxes                                  212.8      247.1      390.5      458.9
--------------------------------------------------------------------------------------------------
NET INCOME                                               $  440.9   $  525.9   $  819.2   $  976.8
==================================================================================================
NET INCOME PER COMMON SHARE                              $   0.34   $   0.40   $   0.63   $   0.73
NET INCOME PER COMMON SHARE - DILUTED                        0.34       0.39       0.62       0.71
--------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                   1,289.7    1,327.1    1,295.2    1,335.3
WEIGHTED AVERAGE SHARES - DILUTED                         1,311.1    1,365.5    1,317.9    1,374.2
--------------------------------------------------------------------------------------------------

See accompanying Financial comments.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                                    Quarters ended      Six months ended
                                                                        June 30               June 30
In millions                                                          2001      2000       2001        2000
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $ 440.9   $ 525.9   $  819.2   $   976.8
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                                   268.8     273.5      538.7       529.3
    Changes in operating working capital items                     (102.8)   (106.0)    (258.1)     (114.0)
    Other                                                           (29.9)    (25.6)     (16.4)      (57.2)
----------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                     577.0     667.8    1,083.4     1,334.9
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                (482.8)   (475.6)    (831.4)     (854.3)
Purchases and sales of restaurant businesses and
       sales of property                                             23.0     (50.3)     (81.0)      (41.4)
Other                                                               (25.2)    (19.9)     (62.7)      (67.5)
----------------------------------------------------------------------------------------------------------
    CASH USED FOR INVESTING ACTIVITIES                             (485.0)   (545.8)    (975.1)     (963.2)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments      200.3     584.7      477.4       827.3
Treasury stock purchases                                           (338.9)   (715.3)    (723.7)   (1,294.0)
Other                                                                56.9      51.7      129.6        86.6
----------------------------------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                             (81.7)    (78.9)    (116.7)     (380.1)
----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                             10.3      43.1       (8.4)       (8.4)
----------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                         403.0     368.0      421.7       419.5
----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                             $ 413.3   $ 411.1   $  413.3   $   411.1
==========================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2001 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains and losses on cash flow hedges and totaled $447.8 million and $421.9 million for the second quarter of 2001 and 2000, respectively, and $481.1 million and $756.7 million for the six months ended June 30, 2001 and 2000, respectively.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 21.4 million shares and 38.4 million shares for the second quarter of 2001 and 2000, respectively, and 22.7 million shares and 38.9 million shares for the six months ended June 30, 2001 and 2000, respectively.

Common Equity Put Options

     At June 30, 2001, 17.5 million of common equity put options were outstanding, of which 3.3 million were sold in the second quarter 2001. The options expire at various dates through May 2002, at exercise prices between $28.74 and $32.26. The $537.5 million total exercise price of the options outstanding was classified in common equity put options at June 30, 2001 and the related offset was recorded in common stock in treasury, net of premiums received.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $30 million ($0.02 per share) per year. The Company will perform the first of required impairment tests of goodwill as of January 1, 2002, and management does not anticipate that the result of this test will have a material impact on the Company's financial statements.

Segment Information

     The Company operates in the food service industry and primarily operates quick service restaurant businesses under the McDonald's brand. The Company also operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. In addition, McDonald's has a minority interest in U.K.-based Pret A Manger. The Other Segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

     The following table presents the Company's revenues and operating income by geographic segment:

                                        Quarters ended                    Six months ended
                                           June 30                            June 30
In millions                           2001          2000                2001            2000
----------------------------------------------------------------------------------------------
REVENUES
     U.S.                           $1,399.6      $1,380.0            $2,670.0        $2,589.6
     Europe                          1,155.7       1,190.0             2,250.6         2,361.0
     Asia/Pacific                      497.2         476.5             1,007.4         1,003.1
     Latin America                     243.2         225.8               497.8           454.7
     Other                             411.8         288.3               793.4           496.0
----------------------------------------------------------------------------------------------
         TOTAL REVENUES             $3,707.5      $3,560.6            $7,219.2        $6,904.4
----------------------------------------------------------------------------------------------
OPERATING INCOME*
     U.S.                           $  475.5      $  481.9            $  878.2        $  870.6
     Europe                            264.2         297.1               487.0           573.5
     Asia/Pacific                       98.9         109.4               214.4           227.6
     Latin America                      14.2          24.4                36.5            56.1
     Other                              (4.3)         28.0                 7.4            48.8
     Corporate                         (76.0)        (64.5)             (155.8)         (131.7)
----------------------------------------------------------------------------------------------
         TOTAL OPERATING INCOME     $  772.5      $  876.3            $1,467.7        $1,644.9
----------------------------------------------------------------------------------------------

*Segment operating income has been restated for 2000 to break out corporate expenses from other operating segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------------------------------------

Dollars in millions, except                                     Quarter ended             Six months ended
per common share data                                           June 30, 2001               June 30, 2001
--------------------------------------------------------------------------------------------------------------
                                                                       % Increase/                 % Increase/
                                                             Amount     (Decrease)       Amount     (Decrease)
--------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                           $10,238.8         -         $19,888.5         1%
--------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                        2,738.2         6           5,352.4         7
Revenues from franchised and affiliated restaurants            969.3        (1)          1,866.8        (1)
--------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                          3,707.5         4           7,219.2         5
--------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                 2,341.6         9           4,585.0        10
Franchised restaurants - occupancy costs                       197.9         2             394.8         2
Selling, general, and administrative expenses                  414.6         5             812.4         5
Other operating income, net                                    (19.1)      N/M             (40.7)       49
-------------------------------------------------------------------------------------------------------------
  TOTAL OPERATING COSTS AND EXPENSES                         2,935.0         9           5,751.5         9
-------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                               772.5       (12)          1,467.7       (11)
-------------------------------------------------------------------------------------------------------------
Interest expense                                               117.1        10             238.0        15
Nonoperating expense                                             1.7       N/M              20.0       N/M
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                       653.7       (15)          1,209.7       (16)
-------------------------------------------------------------------------------------------------------------
Provision for income taxes                                     212.8       (14)            390.5       (15)
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $   440.9       (16)%       $   819.2       (16)%
=============================================================================================================
NET INCOME PER COMMON SHARE                                $    0.34       (15)%       $    0.63       (14)%
NET INCOME PER COMMON SHARE-DILUTED                             0.34       (13)             0.62       (13)
-------------------------------------------------------------------------------------------------------------

N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle Mexican Grill and Donatos Pizza. Collectively these businesses are referred to as "Partner Brands". In addition, McDonald's has a minority ownership in Pret A Manger.

     The following table presents the growth rates for reported results and the results on a constant currency basis for the six months and quarter ended
June 30, 2001. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

===============================================================================================================
Key highlights - Consolidated
                                                                                               Percent
Dollars in millions, except per common share data                                        Increase/(Decrease)
---------------------------------------------------------------------------------------------------------------
                                                                                             As        Constant
Six months ended June 30                                2001             2000          Reported       Currency*
---------------------------------------------------------------------------------------------------------------
Systemwide sales                                   $19,888.5        $19,744.3                 1               5
---------------------------------------------------------------------------------------------------------------
Total revenues                                       7,219.2          6,904.4                 5               9
---------------------------------------------------------------------------------------------------------------
Operating income                                     1,467.7          1,644.9               (11)             (7)
---------------------------------------------------------------------------------------------------------------
Net income                                             819.2            976.8               (16)            (12)
---------------------------------------------------------------------------------------------------------------
Net income per common share - diluted                    .62              .71               (13)             (8)
---------------------------------------------------------------------------------------------------------------
Quarters ended June 30
---------------------------------------------------------------------------------------------------------------
Systemwide sales                                   $10,238.8        $10,237.6                 -               4
---------------------------------------------------------------------------------------------------------------
Total revenues                                       3,707.5          3,560.6                 4               8
---------------------------------------------------------------------------------------------------------------
Operating income                                       772.5            876.3               (12)             (8)
---------------------------------------------------------------------------------------------------------------
Net income                                             440.9            525.9               (16)            (13)
---------------------------------------------------------------------------------------------------------------
Net income per common share - diluted                    .34              .39               (13)            (10)
===============================================================================================================

* Information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

Impact of Foreign Currencies on Reported Results

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     Reported results for the six months and quarter were negatively affected by foreign currency translation primarily due to the weaker Euro, British Pound, Japanese Yen, Australian Dollar and the Brazilian Real.

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

     On a global basis, the increases in sales and revenues for the six months and quarter were primarily due to restaurant expansion and the acquisition of Boston Market in the second quarter 2000, partly offset by negative comparable sales. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for the six months and quarter. On a constant currency basis, revenues increased at a higher rate than sales for both periods primarily due to the acquisition of Boston Market restaurants, which are all Company-operated, and an increase in the royalty percent received from our Japanese affiliate, effective January 1, 2001.

============================================================================================
Systemwide sales
                                                                           Percent
Dollars in millions                                                  Increase/(Decrease)
--------------------------------------------------------------------------------------------
                                                                      As           Constant
Six months ended June 30             2001            2000       Reported           Currency*
--------------------------------------------------------------------------------------------
U.S.                            $ 9,865.1       $ 9,697.5              2                 n/a
--------------------------------------------------------------------------------------------
Europe                            4,449.4         4,632.5             (4)                  3
--------------------------------------------------------------------------------------------
Asia/Pacific                      3,322.7         3,481.9             (5)                  6
--------------------------------------------------------------------------------------------
Latin America                       887.0           863.6              3                  10
--------------------------------------------------------------------------------------------
Other**                           1,364.3         1,068.8             28                  32
--------------------------------------------------------------------------------------------
Total Systemwide sales          $19,888.5       $19,744.3              1                   5
--------------------------------------------------------------------------------------------
Quarters ended June 30
--------------------------------------------------------------------------------------------
U.S.                            $ 5,188.6       $ 5,192.5              -                 n/a
--------------------------------------------------------------------------------------------
Europe                            2,271.2         2,326.8             (2)                  4
--------------------------------------------------------------------------------------------
Asia/Pacific                      1,635.2         1,696.3             (4)                  9
--------------------------------------------------------------------------------------------
Latin America                       431.7           429.5              1                  10
--------------------------------------------------------------------------------------------
Other**                             712.1           592.5             20                  24
--------------------------------------------------------------------------------------------
Total Systemwide sales          $10,238.8       $10,237.6              -                   4
============================================================================================

 *  Excluding the effect of foreign currency translation on reported results.
** Includes Systemwide sales for Partner Brands in 2001 of $467.7 million for the six months and $242.1 million for the quarter. In 2000, Systemwide sales for Partner Brands were $159.2 million for the six months and $111.8 million for the quarter.
n/a Not applicable

     U.S. sales increased 2% for the six months and were flat for the quarter. The growth for the six months was due to expansion, partly offset by negative comparable sales. Both periods were negatively impacted by the difficult comparison with the successful June 2000 Teenie Beanie Babies promotion.

     In Europe, Asia/Pacific and Latin America, constant currency sales increased for the six months and quarter due to expansion, partly offset by negative comparable sales.

     In Europe, France and the U.K. were primary contributors to the sales growth for the quarter and six months. Also, the Netherlands and Russia delivered strong performances in both periods. Comparable sales continued to be affected by consumer confidence issues regarding the European beef supply in certain markets. Sales trends are improving in several markets, most notably France, which had positive comparable sales in each month from March through June. We expect the impact from the concerns regarding European beef will continue to lessen as the year progresses.

     In Asia/Pacific, the six months and quarter benefited from positive comparable sales in China and strong results in several Southeast Asia markets. Japan also contributed significantly to the increases for both periods. Weak consumer spending in Australia, partly due to the goods and services tax introduced in July 2000, continued to negatively impact sales growth. As we pass the anniversary of the introduction of the tax, our comparisons become easier; however, consumer spending remains weak in Australia.

     In Latin America, expansion and positive comparable sales in Mexico for the six months and quarter and in Brazil for the six months were the primary contributors to the sales increases. Weak consumer spending continued to negatively affect most markets in this segment.

     In the Other segment, the increases for the six months and quarter were primarily driven by Canada and the Partner Brands.

Combined Operating Margins

  The following combined operating margin information represents margins for McDonald's restaurant business only.


Combined operating margins                                Six months ended       Quarters ended
                                                              June 30               June 30
                                                        -----------------------------------------
                                                            2001       2000       2001       2000
                                                        -----------------------------------------
Dollars in millions
-------------------------------------------------------------------------------------------------
Company-operated                                        $  745.3   $  831.5   $  386.0   $  428.2
-------------------------------------------------------------------------------------------------
Franchised                                               1,471.2    1,493.3      771.0      783.6
-------------------------------------------------------------------------------------------------
     Combined operating margins                         $2,216.5   $2,324.8   $1,157.0   $1,211.8
-------------------------------------------------------------------------------------------------
Percent of sales/revenues
-------------------------------------------------------------------------------------------------
Company-operated                                            15.2%      17.0%      15.4%      17.3%
-------------------------------------------------------------------------------------------------
Franchised                                                  78.8       79.4       79.6       80.1
-------------------------------------------------------------------------------------------------

  In constant currencies, combined operating margin dollars decreased by $25.4 million for the six months and $12.4 million for the quarter; a 1% decline for both periods. The U.S. and Europe segments accounted for over 80% of the combined margin dollars in both periods.

  As a percent of sales, consolidated Company-operated margins decreased for the six months and quarter. Food & paper costs, payroll costs and occupancy & other operating expenses all increased as a percent of sales for both periods.

  In the U.S., Company-operated margins decreased as a percent of sales for both periods. As a percent of sales, food & paper costs decreased while payroll costs increased for both periods. Occupancy & other operating expenses were flat for the six months and increased for the quarter.

  In each of the remaining segments, Company-operated margins decreased as a percent of sales for both periods. In Europe and Latin America, the decline was primarily due to negative comparable sales and higher food costs. In addition, Europe experienced higher labor costs. Asia/Pacific's Company-operated margin percent decreased primarily due to negative comparable sales and higher labor costs for the six months and higher food & paper costs and occupancy & other operating expenses for the quarter.

  Franchised margins as a percent of applicable revenues in the U.S., Europe and Latin America decreased for the six months and quarter, partly due to negative comparable sales for both periods. In addition, the decreases in Europe for the six months and Latin America for both periods were partly due to temporary rent assistance provided to franchisees in certain markets. The franchised margin percent in Asia/Pacific increased for both periods primarily due to an increase in the royalty percent received from our Japanese affiliate.

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

Selling, General & Administrative Expenses

  Selling, general & administrative expenses increased 5% for the six months and quarter. The increases were primarily due to the acquisition of Boston Market and increased spending on future store technology improvements, partly offset by weaker foreign currencies. Excluding Partner Brands, selling, general & administrative expenses increased 2% for the six months and 3% for the quarter.

Other Operating Income, net

  Equity in earnings of unconsolidated affiliates decreased for both periods, primarily due to the increase in Japan's royalty expense and a weaker Japanese Yen and, for the six months, weaker results in Japan. Although the increase in royalty expense reduced McDonald's equity in earnings for Japan, it was more than offset by the royalty benefit McDonald's received in franchised revenues. Other expense for the second quarter included a $24 million asset impairment charge in Turkey due to our assessment of the ongoing impact of significant currency devaluation on our business. For the six months, other expense also included the write-off of certain technology costs and a gain on the sale of real estate in Singapore.

  As previously disclosed in our July 24th, 2001 Form 8K, we are in the process of reviewing approximately 250 underperforming restaurants for possible closing, which are primarily located in certain emerging markets. We expect this will result in charges to other operating expense in the second half of the year.


Other operating income, net
                                                                 Six months ended                          Quarters ended
                                                                      June 30                                  June 30
--------------------------------------------------------------------------------------------------------------------------------
Dollars in millions                                            2001                 2000                 2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                      $ 46.3               $ 37.9               $ 31.0              $22.3
--------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                37.1                 59.9                 25.2               33.5
--------------------------------------------------------------------------------------------------------------------------------
Other expense                                                 (42.7)               (17.8)               (37.1)              (5.1)
--------------------------------------------------------------------------------------------------------------------------------
  Total                                                      $ 40.7               $ 80.0               $ 19.1              $50.7
--------------------------------------------------------------------------------------------------------------------------------

Operating Income

  Consolidated operating income decreased $113.3 million, or 7%, for the six months and $70.2 million, or 8%, for the quarter, in constant currencies. The decreases for both periods were due to lower combined operating margin dollars, lower other operating income and higher selling, general & administrative expenses, partly due to the acquisition of Boston Market.



Operating income**
                                                                                                         Percent
Dollars in millions                                                                                Increase/(Decrease)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   As          Constant
Six months ended June 30                                 2001                2000            Reported         Currency*
-------------------------------------------------------------------------------------------------------------------------
U.S.                                                 $  878.2            $  870.6                   1               n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                                  487.0               573.5                 (15)              (9)
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                            214.4               227.6                  (6)               5
-------------------------------------------------------------------------------------------------------------------------
Latin America                                            36.5                56.1                 (35)             (32)
-------------------------------------------------------------------------------------------------------------------------
Other***                                                  7.4                48.8                 n/m              n/m
-------------------------------------------------------------------------------------------------------------------------
Corporate                                              (155.8)             (131.7)                (18)             n/a
-------------------------------------------------------------------------------------------------------------------------
   Total operating income                            $1,467.7            $1,644.9                 (11)              (7)
-------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30
-------------------------------------------------------------------------------------------------------------------------
U.S.                                                 $  475.5            $  481.9                  (1)             n/a
-------------------------------------------------------------------------------------------------------------------------
Europe                                                  264.2               297.1                 (11)              (5)
-------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                             98.9               109.4                 (10)               2
-------------------------------------------------------------------------------------------------------------------------
Latin America                                            14.2                24.4                 (42)             (37)
-------------------------------------------------------------------------------------------------------------------------
Other***                                                 (4.3)               28.0                 n/m              n/m
-------------------------------------------------------------------------------------------------------------------------
Corporate                                               (76.0)              (64.5)                (18)             n/a
-------------------------------------------------------------------------------------------------------------------------
   Total operating income                            $  772.5            $  876.3                 (12)              (8)
-------------------------------------------------------------------------------------------------------------------------

 * Excluding the effect of foreign currency translation on reported results. ** Segment operating income has been restated for 2000 to break out corporate expenses from the other operating segments.
*** Includes operating losses for Partner Brands in 2001 of $27.4 million for the six months and $12.5 million for the quarter.
    In 2000, operating losses for Partner Brands were $17.9 million for the six months and $8.8 million for the quarter.
n/a Not applicable
n/m Not meaningful

     U.S. operating income increased $7.6 million, or 1%, for the six months, while decreasing $6.4 million, or 1%, for the quarter. The increase for the six months was due to higher combined operating margin dollars and other operating income, partly offset by higher selling, general & administrative expenses. The decrease for the quarter was mainly due to lower combined operating margin dollars and higher selling, general & administrative expenses, partly offset by higher other operating income.

     Europe's operating income decreased 9% for the six months and 5% for the quarter in constant currencies. Driving this segment's improved performance over the first quarter was significant improvement in France's results, as well as strong results in the Netherlands and Russia. However, operating income continued to be negatively affected by the decline in consumer confidence regarding the safety of the European beef supply in certain markets.

     Operating income in Asia/Pacific increased 5% for the six months and 2% for the quarter in constant currencies. In both periods, this segment benefited from a strong performance in China and an increase in the royalty percent received from Japan. In addition, a gain on the sale of real estate in Singapore contributed significantly to the increase for the six months.

     Latin America's operating income decreased 32% for the six months and 37% for the quarter in constant currencies. Both periods were negatively impacted by the continuing difficult economic conditions experienced by most markets in the region.

     In the Other segment, the results for both periods were impacted by the asset impairment charge in Turkey, driven by the recent currency devaluation.

INTEREST, NONOPERATING (INCOME) EXPENSE AND INCOME TAXES

For both periods, higher interest expense was primarily due to higher average debt levels, partly offset by lower average interest rates and weaker foreign currencies. The higher average debt levels were a result of the Company using its available credit capacity to repurchase shares of its common stock.

     Nonoperating (income) expense for the six months included lower foreign currency translation losses, while the quarter included lower foreign currency translation gains. In addition, nonoperating expense included the first quarter write-off of a financing receivable from a Latin American supplier and minority interest expense related to the sale of real estate in Singapore. Also, second quarter 2000 included a gain related to the sale of a partial ownership interest in a majority-owned subsidiary outside the U.S.

     McDonald's Japan, our largest market in the Asia/Pacific segment, had an initial public offering (IPO) on July 26, 2001. After the IPO, McDonald's retained 50% ownership in McDonald's Japan. Our partner, Den Fujita continues to actively manage the business. He and his family now own approximately 26%. As a result of this transaction, McDonald's will record a nonoperating gain of approximately $130 million in third quarter 2001, to reflect an increase in the carrying value of our investment, as a result of the cash proceeds to McDonald's Japan from the IPO.

     The effective income tax rate was 32.3% and 32.6% for the six months and quarter 2001, respectively. The 2000 effective tax rate was 32.0% for both periods. The increase in the income tax rate in 2001 was primarily the result of the Turkey asset impairment charge, which could not be tax-effected for financial reporting purposes.

WEIGHTED AVERAGE SHARES

Weighted average shares outstanding for the six months and quarter were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the first six months of 2001, the Company repurchased 24.4 million shares of its common stock for approximately $738 million.

EARNINGS PER SHARE

Diluted net income per common share was 62 cents for the six months and 34 cents for the quarter (65 cents and 35 cents in constant currencies, respectively). As previously disclosed in our July 24th, 2001 Form 8K, we expect relatively flat constant currency earnings per share for the year ended December 31, 2001.

CASH FLOWS

Cash provided by operations for the six months totaled $1,083.4 million and exceeded capital expenditures. This amount was less than in 2000, primarily due to lower net income and changes in various working capital items in international markets. Cash provided by operations, together with other sources of cash such as borrowings, was used primarily for capital expenditures, share repurchases and debt repayments. Capital expenditures decreased 3% as expenditures related to McDonald's restaurant business declined 9%, partly offset by higher expenditures related to Partner Brands.
The Company expects to add about 1,500 McDonald's restaurants this year, as well as add restaurants under our Partner Brands. Any closings resulting from the review of the 250 underperforming restaurants are not reflected in these expected net restaurant additions.

     The Company believes that buying back its stock enhances shareholder value. Therefore, the Company purchased approximately $738 million, or 24.4 million shares of its common stock in the first six months of 2001. This brought cumulative purchases to $4.0 billion, or 115.5 million shares under the Company's three-year, $4.5 billion share repurchase program.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $30 million ($0.02 per share) per year. The Company will perform the first of required impairment tests of goodwill as of January 1, 2002, and management does not anticipate that the result of this test will have a material impact on the Company's financial statements.

EURO CONVERSION

Twelve member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro is traded on currency exchanges and may be used in certain transactions, such as electronic payments. Beginning in January 2002, new Euro-denominated notes and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company uses foreign-denominated debt and derivatives to meet its financing requirements and to reduce its foreign currency risks and certain of these financial instruments are denominated in Euro. The conversion to the Euro has eliminated currency exchange rate risk for transactions between the member countries, which for the Company, primarily consist of payments to suppliers.

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

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

---------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER AND SIX MONTHS HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
                                                                  Quarters ended                        Six months ended
                                                                      June 30                                June 30
Dollars in Millions                                           2001               2000                2001                2000
------------------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
      Operated by franchisees                             $ 6,296.0          $ 6,351.2           $12,120.8           $12,129.9
      Operated by the Company                               2,738.2            2,582.0             5,352.4             5,021.9
      Operated by affiliates                                1,204.6            1,304.4             2,415.3             2,592.5
------------------------------------------------------------------------------------------------------------------------------
          Systemwide sales                                $10,238.8          $10,237.6           $19,888.5           $19,744.3
------------------------------------------------------------------------------------------------------------------------------
Restaurant margins*
       Company-operated
       ----------------
       U.S.                                                    16.5%              17.5%               16.4%               17.1%
       Europe                                                  16.5               18.6                15.6                18.1
       Asia/Pacific                                            13.8               16.3                14.4                17.1
       Latin America                                           10.5               12.9                11.6                12.7
       Other                                                   13.9               15.4                13.5                14.5
       Total                                                   15.4%              17.3%               15.2%               17.0%

       Franchised
       ----------
       U.S.                                                    80.6%              81.4%               79.9%               80.3%
       Europe                                                  77.3               78.2                76.4                77.8
       Asia/Pacific                                            85.5               82.1                85.9                82.4
       Latin America                                           68.8               73.3                68.6                74.5
       Other                                                   80.3               78.9                78.8                78.0
       Total                                                   79.6%              80.1%               78.8%               79.4%

* Restaurant margin information represents margins for the McDonald's restaurant business only.

RESTAURANTS

-------------------------------------------------------------------------------------------------------------------------------

                                                                                           At June 30, 2001                2000*
-------------------------------------------------------------------------------------------------------------------------------
By type
      Operated by franchisees                                                                       17,050               16,282
      Operated by the Company                                                                        7,923                7,070
      Operated by affiliates                                                                         4,277                4,150
-------------------------------------------------------------------------------------------------------------------------------
          Systemwide restaurants                                                                    29,250               27,502
-------------------------------------------------------------------------------------------------------------------------------

                                                                   Quarters ended                         Six months ended
                                                                       June 30                                 June 30
                                                               2001               2000*               2001                2000*
------------------------------------------------------------------------------------------------------------------------------
Additions
     U.S.                                                        68                 34                  75                  29
     Europe                                                      85                121                 135                 189
     Asia/Pacific                                               136                126                 200                 176
     Latin America                                               26                 63                  64                  87
     Other - McDonald's                                          17                 23                  30                  18
     Partner Brands                                              13                673**                39                 694**
------------------------------------------------------------------------------------------------------------------------------
          Systemwide additions                                  345              1,040                 543               1,193
------------------------------------------------------------------------------------------------------------------------------

*  Adjusted to exclude dessert-only kiosks.
** Primarily relates to the acquisition of Boston Market in second quarter 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 17, 2001.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

     (1) the election of six directors to serve until the 2004 Annual Meeting of shareholders, (2) the approval of 2001 Omnibus Stock Ownership Plan,
     (3) the approval of auditors, (4) a shareholder proposal on the China Principles and (5) a shareholder proposal linking compensation and corporate social performance. The voting results were as follows:

     (1)  Each nominee was elected by a vote of the shareholders as follows:

          Director                     For            Withheld
          --------                     ---            --------
          Jack M. Greenberg       1,158,953,669      19,034,173
          Donald G. Lubin         1,132,373,784      45,614,058
          Walter E. Massey        1,159,256,353      18,731,489
          Andrew J. McKenna       1,124,064,871      53,922,971
          Roger W. Stone          1,158,973,362      19,014,480
          Robert N. Thurston      1,159,013,448      18,974,394

          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term Expiring in 2002                       Term Expiring in 2003
          ---------------------                       ---------------------
          Hall Adams, Jr.                            James R. Cantalupo
          Terry L. Savage                            Enrique Hernandez, Jr.
          Fred L. Turner                             Jeanne P. Jackson
                                                     Michael R. Quinlan

     (2) The proposal to approve the 2001 Omnibus Stock Ownership Plan was approved by shareholders as follows:

                       For          Against           Abstain
                       ---          -------           -------
                   745,061,808    424,316,042        8,609,992

     (3) The proposal to approve the appointment of independent auditors was approved by shareholders as follows:

                       For          Against           Abstain
                       ---          -------           -------
                 1,164,807,291      7,375,030        5,805,521

     (4) The shareholder proposal on the China Principles was not approved by shareholders as follows:

                       For          Against           Abstain       Non-Votes
                       ---          -------           -------       ---------
                    81,592,528    798,361,067       58,420,829     239,613,418

     (5) The shareholder proposal to link compensation and corporate social performance was not approved by shareholders as follows:

                       For          Against           Abstain       Non-Votes
                       ---          -------           -------       ---------
                    80,871,019    825,943,896       31,559,509     239,613,418

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

               (ii) 6% REset Put Securities due 2012. Supplemental Indenture No. 3 dated as of June 23, 1998, incorporated herein by reference from Exhibit 4(a) of Form 8-K dated June 18, 1998.

               (iii) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4 incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

               (iv) Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture, No 6 incorporated herein by reference from Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

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

     (10)  Material Contracts

          (a)  Directors' Stock Plan, as amended and restated, filed herewith.*

          (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1999.*

               (i) First Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.*

               (ii) Second Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

               (iii) Third Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

          (c) McDonald's Supplemental Employee Benefit Equalization Plan, McDonald's Profit Sharing Program Equalization Plan and McDonald's 1989 Equalization Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 1995.*

               (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

               (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

               (f) McDonald's Corporation Deferred Income Plan, as amended and restated, incorporated herein by reference from Form 10-K for the year ended December 31, 2000.*

               (g) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.*

               (h) Executive Retention Plan, as amended March 20, 2001, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

               (i) Senior Director Letter Agreement between Gordon C. Gray and the Company, filed herewith.*

               (j) Senior Director Letter Agreement between Donald R. Keough and the Company, filed herewith.*

               (k) McDonald's Corporation 2001 Omnibus Stock Ownership Plan, filed herewith.*

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

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through August 10, 2001.


                                               Financial Statements
            Date of Report      Item Number    Required to be Filed
            --------------      -----------    --------------------

               06/15/01      Item 5 and Item 7          No
               07/20/01      Item 5                     No
               07/24/01      Item 5 and Item 7          No

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              McDONALD'S CORPORATION
                                    (Registrant)



                              By  /s/  Matthew H. Paull
                              -------------------------
                              (Signature)

                              Matthew H. Paull
                              Executive Vice President,
                              Chief Financial Officer




 August 10, 2001
-------------