Form 10-Q
period 2001-09-30
MCDONALDS CORP
filed 2001-11-09
CIK 63908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

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


       Registrant's telephone number, including area code: (630) 623-3000
 -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _____
    ---

                                  1,285,442,236
                          ----------------------------
                        (Number of shares of common stock
                      outstanding as of September 30, 2001)

================================================================================

                             McDONALD'S CORPORATION
                             ----------------------

                                      INDEX
                                      -----

                                                                             Page Reference
Part I    Financial Information

          Item 1 - Financial Statements

               Condensed consolidated balance sheet,
               September 30, 2001 (unaudited) and
               December 31, 2000                                                    3

               Condensed consolidated statement of income (unaudited),
               quarters and nine months ended September 30, 2001 and 2000           4

               Condensed consolidated statement of cash flows (unaudited),
               quarters and nine months ended September 30, 2001 and 2000           5

               Financial comments (unaudited)                                       6

          Item 2 - Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                        8

          Item 3 - Quantitative & Qualitative Disclosures
                   About Market Risk                                               17

Part II   Other Information

          Item 6 - Exhibits and Reports on Form 8-K                                17

               (a)  Exhibits
                    The exhibits listed in the
                    accompanying Exhibit Index are
                    filed as part of this report                                   17

               (b)  Reports on Form 8-K                                            19

          Signature                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

--------------------------------------------------------------------------------
  CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

                                                                                 (unaudited)
In millions                                                                  September 30, 2001      December 31, 2000
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                              $    475.6              $    421.7
Accounts and notes receivable                                                          790.2                   796.5
Inventories, at cost, not in excess of market                                           98.1                    99.3
Prepaid expenses and other current assets                                              406.0                   344.9
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                        1,769.9                 1,662.4
------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                         3,531.5                 2,973.5
PROPERTY AND EQUIPMENT
Property and equipment, at cost                                                     23,788.6                23,569.0
Accumulated depreciation and amortization                                           (6,784.7)               (6,521.4)
------------------------------------------------------------------------------------------------------------------------
         NET PROPERTY AND EQUIPMENT                                                 17,003.9                17,047.6
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $ 22,305.3              $ 21,683.5
========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable                                                                     $      -                $    275.5
Accounts payable                                                                       520.7                   684.9
Income taxes                                                                           128.8                    92.2
Other taxes                                                                            182.0                   195.5
Accrued interest                                                                       173.1                   149.9
Other accrued liabilities                                                              664.7                   608.4
Current maturities of long-term debt                                                     2.5                   354.5
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   1,671.8                 2,360.9
------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                       8,685.3                 7,843.9
OTHER LONG-TERM LIABILITIES AND MINORITY INTERESTS                                     615.6                   489.5
DEFERRED INCOME TAXES                                                                1,104.9                 1,084.9
COMMON EQUITY PUT OPTIONS                                                              462.5                   699.9
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized - 165.0 million shares;
  issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
  issued - 1,660.6 million                                                              16.6                    16.6
Additional paid-in capital                                                           1,570.5                 1,441.8
Unearned ESOP compensation                                                            (106.8)                 (115.0)
Retained earnings                                                                   18,624.7                17,259.4
Accumulated other comprehensive income                                              (1,630.9)               (1,287.3)
Common stock in treasury, at cost; 375.2 and 349.3 million shares                   (8,708.9)               (8,111.1)
------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                  9,765.2                 9,204.4
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 22,305.3              $ 21,683.5
========================================================================================================================

See accompanying Financial comments.

--------------------------------------------------------------------------------
  CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Quarters ended               Nine Months ended
In millions, except                                                     September 30                   September 30
per common share data                                                2001           2000            2001           2000
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                             $2,876.9       $2,768.5       $ 8,229.3      $ 7,790.4
Revenues from franchised and affiliated restaurants                1,002.4          980.5         2,869.2        2,863.0
--------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                                3,879.3        3,749.0        11,098.5       10,653.4
--------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                       2,440.8        2,297.6         7,025.8        6,477.7
Franchised restaurants - occupancy expenses                          203.4          192.0           598.2          580.4
Selling, general, and administrative expenses                        415.9          409.2         1,228.3        1,180.2
Other operating (income) expense, net                                 72.6          (60.6)           31.9         (140.6)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES                            3,132.7        2,838.2         8,884.2        8,097.7
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     746.6          910.8         2,214.3        2,555.7
--------------------------------------------------------------------------------------------------------------------------
Interest expense                                                     110.6          111.4           348.6          318.0
Nonoperating (income) expense, net                                  (114.5)          10.3           (94.5)          12.9
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                             750.5          789.1         1,960.2        2,224.8
-------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                           205.0          240.6           595.5          699.5
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  545.5       $  548.5       $ 1,364.7      $ 1,525.3
==========================================================================================================================
NET INCOME PER COMMON SHARE                                       $   0.42       $   0.42       $    1.06      $    1.15
NET INCOME PER COMMON SHARE - DILUTED                                 0.42           0.41            1.04           1.12
--------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                               -       $ .21500               -      $  .21500
--------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES                                            1,286.1        1,315.6         1,292.1        1,328.7
WEIGHTED AVERAGE SHARES - DILUTED                                  1,305.8        1,346.0         1,313.4        1,364.2
--------------------------------------------------------------------------------------------------------------------------

See accompanying Financial comments.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              Quarters ended              Nine months ended
                                                                               September 30                  September 30
In millions                                                                2001            2000          2001            2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $    545.5      $    548.5     $  1,364.7      $  1,525.3
Adjustments to reconcile to cash provided by operations
     Depreciation and amortization                                         270.9           250.2          809.6           779.5
     Changes in operating working capital items                            178.0            37.2          (80.1)          (76.8)
     Other                                                                  (6.3)          (34.7)         (22.7)          (91.9)
---------------------------------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY OPERATIONS                                          988.1           801.2        2,071.5         2,136.1
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property and equipment expenditures                                       (412.3)         (446.7)      (1,243.7)       (1,301.0)
Purchases and sales of restaurant businesses and
    sales of property                                                       24.2           (18.0)         (56.8)          (59.4)
Other                                                                      (44.3)          (30.6)        (107.0)          (98.1)
---------------------------------------------------------------------------------------------------------------------------------
      CASH USED FOR INVESTING ACTIVITIES                                  (432.4)         (495.3)      (1,407.5)       (1,458.5)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable and long-term financing issuances and repayments            (389.8)           26.9           87.6           854.2
Treasury stock purchases                                                  (172.0)         (424.5)        (895.7)       (1,718.5)
Other                                                                       68.4            30.6          198.0           117.2
---------------------------------------------------------------------------------------------------------------------------------
      CASH USED FOR FINANCING ACTIVITIES                                  (493.4)         (367.0)        (610.1)         (747.1)
---------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS INCREASE (DECREASE)                                    62.3           (61.1)          53.9           (69.5)
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                413.3           411.1          421.7           419.5
---------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $    475.6      $    350.0     $    475.6      $    350.0
=================================================================================================================================


See accompanying Financial comments.

--------------------------------------------------------------------------------
FINANCIAL COMMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's 2000 Annual Report to Shareholders. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2001 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains and losses on cash flow hedges and totaled $540.0 million and $309.7 million for the third quarter of 2001 and 2000, respectively, and $1,021.1 million and $1,066.4 million for the nine months ended September 30, 2001 and 2000, respectively.

Common Equity Put Options

     At September 30, 2001, 15.5 million of common equity put options were outstanding, of which 3.5 million were sold in the third quarter 2001. The options expire at various dates through August 2002, at exercise prices between $27.50 and $31.41. The $462.5 million total exercise price of the options outstanding was classified in common equity put options at September 30, 2001 and the related offset was recorded in common stock in treasury, net of premiums received.

Restaurant Closings

     During the third quarter, the Company closed 154 under performing restaurants in international markets and recorded a pre-tax charge of $84.1 million ($63.9 million after-tax) in other operating expense.

Japan Initial Public Offering (IPO) Gain

     On July 26, 2001 McDonald's Japan, the Company's largest market in the Asia/Pacific segment, had an IPO. As a result of this transaction, the Company retains a 50% ownership in McDonald's Japan. The Company's partner, Den Fujita and his family own approximately 26% and continue to actively manage the business. During the third quarter, the Company recorded a $137.1 million gain (pre and after-tax) in non-operating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 19.7 million shares and 30.4 million shares for the third quarter of 2001 and 2000, respectively, and 21.3 million shares and 35.5 million shares for the nine months ended September 30, 2001 and 2000, respectively.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for acquisitions made after July 1, 2001 and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

Segment Information

     The Company operates in the food service industry and primarily operates quick service restaurant businesses under the McDonald's brand. The Company also operates other restaurant concepts: Aroma Cafe, Boston Market, Chipotle and Donatos Pizza. In addition, McDonald's has a minority interest in U.K.-based Pret A Manger. The Other Segment includes McDonald's restaurant business operations in Canada, Africa and the Middle East as well as the other restaurant concepts.

     The following table presents the Company's revenues and operating income by geographic segment:

                                             Quarters ended               Nine months ended
                                              September 30                   September 30
In millions                               2001            2000           2001            2000
--------------------------------------------------------------------------------------------------
REVENUES
  U.S.                                 $ 1,390.8       $ 1,347.7     $  4,060.8      $  3,937.3
  Europe                                 1,267.5         1,229.3        3,518.1         3,590.3
  Asia/Pacific                             552.0           520.4        1,559.4         1,523.5
  Latin America                            241.3           246.4          739.1           701.1
  Other                                    427.7           405.2        1,221.1           901.2
--------------------------------------------------------------------------------------------------
     TOTAL REVENUES                    $ 3,879.3       $ 3,749.0     $ 11,098.5      $ 10,653.4
--------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)*
  U.S.                                 $   472.7       $   466.8     $  1,350.9      $  1,337.4
  Europe                                   288.0           330.4          775.0           903.9
  Asia/Pacific                              79.9           122.1          294.3           349.7
  Latin America                            (22.3)           31.1           14.2            87.2
  Other                                     20.2            26.0           27.6            74.8
  Corporate                                (91.9)          (65.6)        (247.7)         (197.3)
--------------------------------------------------------------------------------------------------
     TOTAL OPERATING INCOME            $   746.6       $   910.8     $  2,214.3      $  2,555.7
--------------------------------------------------------------------------------------------------

*Segment operating income has been restated for 2000 to break out corporate expenses from other operating segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------

Dollars in millions, except                                        Quarter ended              Nine months ended
per common share data                                           September 30, 2001            September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                           % Increase/                 % Increase/
                                                                  Amount    (Decrease)     Amount       (Decrease)
---------------------------------------------------------------------------------------------------------------------
SYSTEMWIDE SALES                                              $ 10,629.2          1 %     $ 30,517.7           1%
---------------------------------------------------------------------------------------------------------------------
REVENUES
Sales by Company-operated restaurants                            2,876.9          4          8,229.3           6
Revenues from franchised and affiliated restaurants              1,002.4          2          2,869.2           -
---------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                              3,879.3          3         11,098.5           4
---------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Company-operated restaurants                                     2,440.8          6          7,025.8           8
Franchised restaurants - occupancy costs                           203.4          6            598.2           3
Selling, general, and administrative expenses                      415.9          2          1,228.3           4
Other operating expense, net                                        72.6        N/M             31.9         N/M
---------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING COSTS AND EXPENSES                          3,132.7         10          8,884.2          10
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                   746.6        (18)         2,214.3         (13)
---------------------------------------------------------------------------------------------------------------------
Interest expense                                                   110.6         (1)           348.6          10
Nonoperating (income), net                                        (114.5)       N/M            (94.5)        N/M
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                           750.5         (5)         1,960.2         (12)
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                         205.0        (15)           595.5         (15)
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $    545.5         (1)%     $  1,364.7         (11)%
=====================================================================================================================
NET INCOME PER COMMON SHARE                                   $     0.42          -       $     1.06          (8)%
NET INCOME PER COMMON SHARE-DILUTED                                 0.42          2             1.04          (7)
---------------------------------------------------------------------------------------------------------------------

N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts:
Aroma Cafe, Boston Market, Chipotle and Donatos Pizza. Collectively these four businesses are referred to as "Partner Brands." In addition, McDonald's has a minority ownership in Pret A Manger.

     The following table presents the growth rates for reported results and the results on a constant currency basis for the nine months and quarter ended September 30, 2001. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar.

     --------------------------------------------------------------------------------------------------------------------------
      Key highlights - Consolidated

                                                                                                                Percent
      Dollars in millions, except per common share data                                                   Increase/(Decrease)
     --------------------------------------------------------------------------------------------------------------------------
                                                                                                                 As    Constant
      Quarters ended September 30                                              2001               2000     Reported   Currency*
     --------------------------------------------------------------------------------------------------------------------------
      Systemwide sales                                                 $   10,629.2       $   10,512.4         1            4
     --------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                        3,879.3            3,749.0         3            6
     --------------------------------------------------------------------------------------------------------------------------
      Operating income                                                        746.6              910.8       (18)         (16)
     --------------------------------------------------------------------------------------------------------------------------
      Net income                                                              545.5              548.5        (1)           3
     --------------------------------------------------------------------------------------------------------------------------
      Net income per common share - diluted                                     .42                .41         2            5
     --------------------------------------------------------------------------------------------------------------------------
      Nine months ended September 30
     --------------------------------------------------------------------------------------------------------------------------
      Systemwide sales                                                 $   30,517.7       $   30,256.7         1            5
     --------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                       11,098.5           10,653.4         4            8
     --------------------------------------------------------------------------------------------------------------------------
      Operating income                                                      2,214.3            2,555.7       (13)         (10)
     --------------------------------------------------------------------------------------------------------------------------
      Net income                                                            1,364.7            1,525.3       (11)          (7)
     --------------------------------------------------------------------------------------------------------------------------
      Net income per common share - diluted                                    1.04               1.12        (7)          (4)
     --------------------------------------------------------------------------------------------------------------------------

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

     Reported results for the quarter and nine months were negatively affected by foreign currency translation primarily due to the weaker Euro, British Pound, Japanese Yen and the Australian Dollar.

     If foreign currency exchange rates remain constant for the remainder of the year, the Company expects translation will reduce full-year reported net income per common share by 4 to 5 cents.

Net Income and Net Income Per Common Share-Diluted

     Net income for the quarter was $545.5 million, a decrease of 1% while diluted net income per common share increased 2% for the quarter to 42 cents. For the nine months, net income decreased 11% to $1,364.7 million and diluted net income per common share decreased 7% to $1.04. In constant currencies, net income and diluted net income per common share increased 3% and 5%, respectively, for the quarter, and decreased 7% and 4%, respectively, for the nine months.

     For the quarter, the Company recorded a $137.1 million after-tax gain related to the IPO of McDonald's Japan. The Company also recorded $84.1 million in after-tax charges primarily related to the closing of 154 under performing restaurants in international markets and the write-off of certain technology costs. In addition, the nine months included a $24.0 million after-tax asset impairment charge in Turkey.

     While the Company continues to target relatively flat constant currency earnings per share for the year, in light of continued economic weakness and its negative effect on consumer spending around the world, the Company expects fourth quarter earnings per share of 34 to 36 cents in constant currencies, excluding the anticipated fourth quarter 2001 special charge (as described on page 14 of this Form 10-Q). The Company's goal in 2002 is to increase sales and improve profitability and returns. As a result, the Company expects 2002 net income per common share to increase by 5% to 10%, excluding foreign currency translation and the impact of the fourth quarter 2001 special charge.

     Weighted average shares outstanding for the quarter and nine months were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the first nine months of 2001, the Company repurchased 30.2 million shares of its common stock for approximately $914 million.

Systemwide Sales and Revenues

Systemwide sales represent sales by Company-operated, franchised and affiliated restaurants. Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales, with specified minimum payments along with initial fees.

   --------------------------------------------------------------------------------------------------------------------
   Systemwide sales
                                                                                                   Percent
   Dollars in millions                                                                        Increase/(Decrease)
   --------------------------------------------------------------------------------------------------------------------
                                                                                                 As           Constant
   Quarters ended September 30                                2001             2000        Reported          Currency*
   --------------------------------------------------------------------------------------------------------------------
   U.S.                                                  $ 5,206.5        $ 5,051.4             3                  n/a
   -------------------------------------------------------------------------------------------------------------------
   Europe                                                  2,520.2          2,449.9             3                    5
   -------------------------------------------------------------------------------------------------------------------
   Asia/Pacific                                            1,721.2          1,820.2            (5)                   5
   -------------------------------------------------------------- ----------------------------------------------------
   Latin America                                             431.4            456.2            (5)                   7
   -------------------------------------------------------------------------------------------------------------------
   Other**                                                   749.9            734.7             2                    5
   -------------------------------------------------------------------------------------------------------------------
   Total Systemwide sales                                $10,629.2        $10,512.4             1                    4
   -------------------------------------------------------------------------------------------------------------------
   Nine months ended September 30
   -------------------------------------------------------------------------------------------------------------------
   U.S.                                                  $15,071.6        $14,748.9             2                  n/a
   ----------------------------------------------------------------------------- -------------------------------------
   Europe                                                  6,969.6          7,082.4            (2)                   4
   -------------------------------------------------------------------------------------------------------------------
   Asia/Pacific                                            5,043.9          5,302.1            (5)                   6
   -------------------------------------------------------------------------------------------------------------------
   Latin America                                           1,318.4          1,319.8             -                    9
   -------------------------------------------------------------------------------------------------------------------
   Other**                                                 2,114.2          1,803.5            17                   21
   -------------------------------------------------------------------------------------------------------------------
   Total Systemwide sales                                $30,517.7        $30,256.7             1                    5
   -------------------------------------------------------------------------------------------------------------------

   * Excluding the effect of foreign currency translation on reported results. ** Includes Systemwide sales for Partner Brands in 2001 of $251.0 million for the quarter and $718.7 million for the nine months. In 2000, Systemwide sales for Partner Brands were $219.0 million for the quarter and $378.2 million for the nine months.
   n/a Not applicable

     On a global basis, the increases in sales and revenues for the quarter and nine months were primarily due to restaurant expansion, partly offset by negative comparable sales. The acquisition of Boston Market in the second quarter 2000 also contributed to the increases for the nine months. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for both periods. On a constant currency basis, revenues increased at a higher rate than sales for both the quarter and the nine months partly due to a restructure of our ownership in the Philippines, effective July 1, 2001. As a result of the restructuring, most of our restaurants in the Philippines are now Company-operated rather than franchised. The higher revenue increase for the nine months was also partly due to the acquisition of Boston Market restaurants, which are all Company-operated. In addition, revenues in both periods benefited from an increase in the royalty percent received from our Japanese affiliate, effective January 1, 2001.

     U.S. sales increased 3% for the quarter and 2% for the nine months primarily due to expansion. Comparable sales were slightly positive for the quarter and relatively flat for the nine months.

     In Europe, Asia/Pacific and Latin America, constant currency sales increased for the quarter and nine months due to expansion, partly offset by negative comparable sales.

     In Europe, France and the U.K. were primary contributors to the sales growth for the quarter and nine months. Also, the Netherlands and Russia delivered strong performances in both periods. Comparable sales continued to be affected by consumer confidence issues regarding the European beef supply in certain markets. We expect the impact from these issues to lessen as the fourth quarter progresses. In addition, comparisons become easier since the initial concerns arose last year in the fourth quarter.

Sales trends are improving in several markets, most notably France, which had positive comparable sales in each month from March through September.

     In Asia/Pacific, the quarter and nine months benefited from expansion in Japan and strong performance in China. A weak economic environment in Taiwan and weak consumer spending in Australia and Japan negatively impacted sales growth. Although we are encouraged by improvement in Australia's comparable sales, Japan continues to experience negative sales trends.

     In Latin America, expansion and positive comparable sales in Mexico and Venezuela were the primary contributors to the sales increases for the quarter and nine months. In addition, expansion in Brazil contributed to the increases for both periods. Weak consumer spending continued to negatively affect most markets in this segment.

     In the Other segment, the increases for the quarter and nine months were driven by Canada and the Partner Brands.

Combined Operating Margins

     The following combined operating margin information represents margins for McDonald's restaurant business only.

     ------------------------------------------------------------------------------------------------------------
     Combined operating margins
                                                                    Quarters ended             Nine months ended
                                                                     September 30                 September 30
                                                               --------------------------------------------------
                                                                   2001          2000          2001         2000
     ------------------------------------------------------------------------------------------------------------
     Dollars in millions
     ------------------------------------------------------------------------------------------------------------
     Company-operated                                          $  419.2      $  453.1      $1,164.5     $1,284.6
     ------------------------------------------------------------------------------------------------------------
     Franchised                                                   798.6         788.0       2,269.8      2,281.3
     ------------------------------------------------------------------------------------------------------------
          Combined operating margins                           $1,217.8      $1,241.1      $3,434.3     $3,565.9
     ------------------------------------------------------------------------------------------------------------
     Percent of sales/revenues
     ------------------------------------------------------------------------------------------------------------
     Company-operated                                              15.9%         17.7%         15.4%        17.3%
     ------------------------------------------------------------------------------------------------------------
     Franchised                                                    79.7          80.4          79.1         79.7
     ------------------------------------------------------------------------------------------------------------

     In constant currencies, combined operating margin dollars were relatively flat, increasing $3.5 million for the quarter while decreasing $21.9 million, or 1%, for the nine months. The U.S. and Europe segments accounted for over 80% of the combined margin dollars in both periods.

     As a percent of sales, consolidated Company-operated margins decreased for the quarter and nine months. Food & paper costs, payroll costs and occupancy & other operating expenses all increased as a percent of sales for both periods.

     In the U.S., Company-operated margins decreased as a percent of sales for the quarter and nine months. As a percent of sales, food & paper costs decreased while payroll costs and occupancy & other operating expenses increased for both periods.

     In each of the remaining segments, Company-operated margins decreased as a percent of sales for the quarter and nine months, primarily due to negative comparable sales. Higher food costs also contributed to the decline in Latin America and Asia/Pacific for both periods and in Europe for the nine months. Higher labor costs impacted Europe for both periods and Asia/Pacific for the nine months. In Asia/Pacific, the change in restaurant classification in the Philippines contributed to the declines for both periods because its Company-operated margins are lower than the average for the Asia/Pacific segment.

     Franchised margins as a percent of applicable revenues increased in Asia/Pacific and decreased in the U.S., Europe and Latin America for the quarter and nine months.

     Franchised margins as a percent of revenues in all segments were negatively impacted by weak comparable sales and by higher occupancy costs as a result of our strategy to lease more sites. By leasing a higher proportion of new sites, we have reduced initial capital requirements. However, as anticipated, this practice reduces franchised margins because the financing costs implicit in the lease are included in occupancy expense, whereas for owned sites, financing costs are reflected in interest expense.

     The decreases in franchised margins as a percent of revenues in Europe for the nine months and in Latin America for both periods were also partly due to rent assistance provided to franchisees. The franchised margin percent in Asia/Pacific increased for both periods primarily due to an increase in the royalty percent received from our Japanese affiliate and the restructuring of the Philippines' operations, which resulted in the reclassification of franchised margins that were lower than the average for the segment.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses increased 2% for the quarter and 4% for the nine months. The increases were partly due to increased spending on future restaurant technology improvements. Both periods benefited from weaker foreign currencies.

Other Operating Income (Expense), net

     Equity in earnings of unconsolidated affiliates decreased for both periods, primarily due to weaker results in Japan, the increase in Japan's royalty expense and a weaker Japanese Yen. Although the increase in royalty expense reduced McDonald's equity in earnings for Japan, it was more than offset by the royalty benefit McDonald's received in franchised revenues. Other income (expense) for the quarter and nine months included $101.5 million of charges primarily related to the closing of 154 under performing restaurants and the write-off of certain technology costs. The Company expects to close about 10 additional under performing restaurants in the fourth quarter. Other income (expense) for the nine months also included a $24.0 million asset impairment charge in Turkey.

     ----------------------------------------------------------------------------------------------------------------------------
     Other operating income (expense), net                             Quarters ended                      Nine months ended
     Dollars in millions                                                September 30                         September 30
     ----------------------------------------------------------------------------------------------------------------------------
                                                                    2001              2000               2001             2000
     ----------------------------------------------------------------------------------------------------------------------------
     Gains on sales of restaurant businesses                     $  21.0             $20.5             $ 67.3           $ 58.4
     ----------------------------------------------------------------------------------------------------------------------------
     Equity in earnings of unconsolidated affiliates                12.4              32.9               49.5             92.8
     ----------------------------------------------------------------------------------------------------------------------------
     Other expense (expense)                                      (106.0)              7.2             (148.7)           (10.6)
     ----------------------------------------------------------------------------------------------------------------------------
         Total                                                   $ (72.6)            $60.6             $(31.9)          $140.6
     ----------------------------------------------------------------------------------------------------------------------------

Operating Income

     Consolidated operating income decreased $150.2 million, or 16% for the quarter and $263.6 million, or 10%, for the nine months, in constant currencies. Excluding the charge related to restaurant closings, the technology cost write-off and the Turkey asset impairment, adjusted consolidated operating income decreased 5% for both periods. The adjusted operating income decreases for both periods were due to lower combined operating margin dollars, lower other operating income and higher selling, general & administrative expenses.

-----------------------------------------------------------------------------------------------------------------------------
Operating income***

Dollars in millions                                                                         Percent Increase/(Decrease)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Adjusted
                                                                                           As       Constant         Constant
Quarters ended September 30                              2001            2000        Reported      Currency*       Currency**
-----------------------------------------------------------------------------------------------------------------------------
U.S.                                                 $  472.7        $  466.8             1            n/a              n/a
-----------------------------------------------------------------------------------------------------------------------------
Europe                                                  288.0           330.4           (13)           (10)               -
-----------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                             79.9           122.1           (35)           (28)             (18)
-----------------------------------------------------------------------------------------------------------------------------
Latin America                                           (22.3)           31.1           n/m            n/m              (53)
-----------------------------------------------------------------------------------------------------------------------------
Other****                                                20.2            26.0           (22)           (18)               2
-----------------------------------------------------------------------------------------------------------------------------
Corporate                                               (91.9)          (65.6)          (40)           n/a              (18)
-----------------------------------------------------------------------------------------------------------------------------
   Total operating income                            $  746.6        $  910.8           (18)           (16)              (5)
-----------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
-----------------------------------------------------------------------------------------------------------------------------
U.S.                                                 $1,350.9        $1,337.4             1            n/a              n/a
-----------------------------------------------------------------------------------------------------------------------------
Europe                                                  775.0           903.9           (14)            (9)              (6)
-----------------------------------------------------------------------------------------------------------------------------
Asia/Pacific                                            294.3           349.7           (16)            (6)              (3)
-----------------------------------------------------------------------------------------------------------------------------
Latin America                                            14.2            87.2           n/m            n/m              (39)
-----------------------------------------------------------------------------------------------------------------------------
Other****                                                27.6            74.8           (63)           (59)             (20)
-----------------------------------------------------------------------------------------------------------------------------
Corporate                                              (247.7)         (197.3)          (26)           n/a              (18)
-----------------------------------------------------------------------------------------------------------------------------
   Total operating income                            $2,214.3        $2,555.7           (13)           (10)              (5)
-----------------------------------------------------------------------------------------------------------------------------

*    Excluding the effect of foreign currency translation on reported results.
** Excluding the effect of foreign currency translation on reported results where applicable and excluding the unusual items noted above.
*** Segment operating income has been restated for 2000 to break out corporate expenses from the other operating segments.
**** Includes operating losses for Partner Brands in 2001 of $10.4 million for the quarter and $37.8 million for the nine months. In 2000, operating losses for Partner Brands were $15.5 million for the quarter and $33.4 million for the nine months.
n/a Not applicable
n/m Not meaningful

     U.S. operating income increased 1% for the quarter and nine months. The increases were due to higher combined operating margin dollars. The quarter included lower selling, general & administrative expenses and lower other operating income, while the nine months included higher selling, general & administrative expenses and higher other operating income.

     Europe's adjusted operating income was flat for the quarter and decreased 6% for the nine months in constant currencies. Strong results in France and Russia drove this segment's improved performance in the quarter. However, operating income continued to be negatively affected by the decline in consumer confidence regarding the safety of the European beef supply in certain markets.

     The adjusted operating income in Asia/Pacific decreased 18% for the quarter and 3% for the nine months in constant currencies. In both periods, strong performance in China and the increase in the royalty percent received from Japan was more than offset by weak operating results in Australia, Japan and Taiwan. In addition, a gain on the sale of real estate in Singapore contributed to the results for the nine months.

     Latin America's adjusted operating income decreased 53% for the quarter and 39% for the nine months in constant currencies. Both periods were negatively impacted by the continuing difficult economic conditions experienced by most markets in the region.

     In the Other segment, Canada's continued strong performance was offset by weak results in several markets in the Middle East & Africa for both periods.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased slightly for the quarter and increased for the nine months. Lower average interest rates were partly offset for the quarter and more than offset for the nine months by higher average debt levels. The higher average debt levels were a result of the Company using its available credit capacity to repurchase shares of its common stock. Both periods benefited from weaker foreign currencies.

     Nonoperating (income) expense for the quarter and nine months included a $137.1 million gain on the IPO of McDonald's Japan. The gain was due to the increase in the carrying value of our investment as a result of the cash proceeds from the IPO received by McDonald's Japan. Also contributing to the nonoperating income for both periods were higher foreign currency translation gains. Partly offsetting the income for the quarter was the write-off of a domestic investment. The nine months included nonoperating expenses associated with the write-off of a financing receivable from a Latin American supplier and minority interest expense related to the sale of real estate in Singapore.

     The third quarter effective income tax rate was 27.3% compared with 30.5% in 2000. The effective tax rate for the nine months was 30.4% compared with 31.4% in 2000. The decrease in the income tax rate in 2001 was the result of the Japan IPO gain, partly offset by certain restaurant closing charges and the Turkey asset impairment charge, none of which were tax-effected for financial reporting purposes. For the full year, we expect the tax rate to be about 30.0%.

SPECIAL CHARGE

In the fourth quarter 2001, the Company expects to record a $175 million to $200 million pre-tax special charge to prepare the Company for future growth by implementing a number of change initiatives around the world. As a result of these initiatives, the Company anticipates 500 to 700 field and home office positions will be eliminated. The $175 million to $200 million charge will primarily be for employee severance and outplacement, consolidation of facilities and related costs. The Company expects to use cash provided by operations to fund the severance payments and other cash costs related to the change initiatives.

     After redeploying more than $50 million, the Company expects ongoing annual selling, general and administrative savings of about $100 million beginning in 2002, compared with what otherwise would be spent.

CASH FLOWS AND FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the nine months ended September 30, 2001 totaled $827.8 million compared with $835.1 million for the nine months ended September 30, 2000. Free cash flow together with other sources of cash such as borrowings, was and is expected to continue to be used primarily for share repurchases and debt repayments. Capital expenditures decreased 4.4% as expenditures related to McDonald's restaurant business declined 10.2%, partly offset by an increase in expenditures related to the Partner Brands. The Company added 658 McDonald's restaurants and 52 Partner Brands restaurants for the nine months ended September 30, 2001. For the full year, the Company expects to add about 1,400 McDonald's restaurants and 60 restaurants under its Partner Brands, after including the impact of the closing of 154 under performing restaurants. Given the weak global economic environment, the Company expects to open approximately 200 fewer McDonald's restaurants in 2002 than in 2001. Net of restaurant closings, this reflects plans to add 1,300 to 1,400 McDonald's restaurants in 2002, in addition to 100 to 150 restaurants under its Partner Brands.

     The Company believes that buying back its stock enhances shareholder value. Therefore, the Company purchased approximately $914 million, or 30.2 million shares of its common stock in the first nine months of 2001. This brought cumulative purchases to $4.2 billion, or 121.3 million shares under the Company's three-year, $4.5 billion share repurchase program. In October 2001, the Company announced a new $5 billion share repurchase program, which is expected to be completed during the next several years.

     In October 2001, the Board of Directors declared an annual dividend of 22.5 cents per share, payable on December 3, 2001 to shareholders of record at the close of business on November 15, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective for acquisitions made after July 1, 2001 and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

     The Company has restaurants located in all member countries and has been preparing for the introduction of the Euro for the past several years. The Company is currently addressing the issues involved with the new currency, which include converting information technology systems, adapting operational procedures in the restaurants and revising processes for preparing accounting and taxation records. Based on the work to date, the Company does not believe the Euro conversion will have a significant impact on its financial position, results of operations or cash flows.

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

--------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                                 Quarters ended                  Nine months ended
                                                                  September 30                      September 30
 Dollars in Millions                                         2001              2000              2001           2000
-----------------------------------------------------------------------------------------------------------------------
Systemwide sales by type
     Operated by franchisees                            $ 6,485.3         $ 6,391.8         $18,606.1      $18,521.7
     Operated by the Company                              2,876.9           2,768.5           8,229.3        7,790.4
     Operated by affiliates                               1,267.0           1,352.1           3,682.3        3,944.6
-----------------------------------------------------------------------------------------------------------------------
         Systemwide sales                               $10,629.2         $10,512.4         $30,517.7      $30,256.7
-----------------------------------------------------------------------------------------------------------------------
Restaurant margins*

     Company-operated
     ----------------
     U.S.                                                    15.9%             17.1%             16.2%          17.1%
     Europe                                                  18.9              19.9              16.8           18.7
     Asia/Pacific                                            12.9              16.8              13.9           17.0
     Latin America                                           10.1              12.8              11.1           12.8
     Other                                                   13.8              16.3              13.6           15.1
         Total                                               15.9%             17.7%             15.4%          17.3%

     Franchised
     ----------
     U.S.                                                    79.9%             80.9%             79.9%          80.5%
     Europe                                                  78.4              80.1              77.1           78.6
     Asia/Pacific                                            88.9              83.1              86.9           82.6
     Latin America                                           68.4              73.4              68.6           74.1
     Other                                                   81.9              81.0              79.9           79.0
         Total                                               79.7%             80.4%             79.1%          79.7%

* Restaurant margin information represents margins for the McDonald's restaurant business only.


RESTAURANTS
-----------------------------------------------------------------------------------------------------------------------
                                                                                At September 30, 2001           2000*
-----------------------------------------------------------------------------------------------------------------------
By type
      Operated by franchisees                                                                  17,015         16,453
      Operated by the Company                                                                   8,137          7,306
      Operated by affiliates                                                                    4,265          4,134
-----------------------------------------------------------------------------------------------------------------------
         Systemwide restaurants                                                                29,417         27,893
-----------------------------------------------------------------------------------------------------------------------


                                                                  Quarters ended                  Nine months ended
                                                                   September 30                      September 30
                                                                2001*        2000**             2001*           2000**
-----------------------------------------------------------------------------------------------------------------------
 Additions
     U.S.                                                         74           45                149              74
     Europe                                                       27          110                162             299
     Asia/Pacific                                                 63          158                263             334
     Latin America                                               (28)          45                 36             132
     Other - McDonald's                                           18           21                 48              39
     Partner Brands                                               13           12                 52             706***
-----------------------------------------------------------------------------------------------------------------------
         Systemwide additions                                    167          391                710           1,584
-----------------------------------------------------------------------------------------------------------------------

 * Under performing restaurant closings by segment: Europe 47; Asia/Pacific 37; Latin America 56; Other McDonald's 14.
 ** Adjusted to exclude dessert-only kiosks.
*** Primarily relates to the acquisition of Boston Market in second quarter
    2000.

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

(10)  Material Contracts

      (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

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

          (i) Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

          (j) Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

          (k) McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

     (12) Statement re:  Computation of Ratios

__________________________
    *Denotes compensatory plan.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently through November 9, 2001.

                                                       Financial Statements
      Date of Report            Item Number            Required to be Filed
      --------------            -----------            --------------------

          9/19/01            Item 5 and Item 7                 No
         10/17/01            Item 5 and Item 7                 No
         10/29/01            Item 5 and Item 7                 No

                                    SIGNATURE
                                   -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      McDONALD'S CORPORATION
                                          (Registrant)


                                      By  Matthew H. Paull
                                      ---------------------
                                      (Signature)

                                      Matthew H. Paull
                                      Executive Vice President,
                                      Chief Financial Officer

    November 9, 2001
    ----------------