Form 10-K405
period 2001-12-31
MCDONALDS CORP
filed 2002-03-25
CIK 63908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

--------------------------------------------------------------------------------------
Common stock, $.01 par value                                   New York Stock Exchange
                                                                Chicago Stock Exchange
8-7/8 % Debentures due 2011                                    New York Stock Exchange
7-3/8% Debentures due 2033                                     New York Stock Exchange
6-5/8% Notes due 2005                                          New York Stock Exchange
7.05% Debentures due 2025                                      New York Stock Exchange
7.31% Subordinated Deferrable Interest Debentures due 2027     New York Stock Exchange
6-3/8% Debentures due 2028                                     New York Stock Exchange
--------------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting stock held by nonaffiliates of the registrant is $34,749,648,863 and the number of shares of common stock outstanding is 1,281,311,354 as of January 31, 2002.

Documents incorporated by reference. Part III of this 10-K incorporates information by reference from the registrant's 2001 definitive proxy statement which will be filed no later than 120 days after December 31, 2001.

                                                        McDonald's Corporation 3

Part I

Item 1. Business
--------------------------------------------------------------------------------
McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company."

(a) GENERAL DEVELOPMENT OF BUSINESS

There have been no significant changes to the Company's corporate structure during 2001, or material changes in the Company's method of conducting business.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Industry segment data for the years ended December 31, 2001, 2000 and 1999 are included in Part II, Item 8, pages 30-31 of this Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

General

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. These restaurants serve a varied, yet limited, value-priced menu (see Products) in 121 countries around the world.

     To capture additional meal occasions, the Company operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle and Donatos Pizzeria which are all located primarily in the U.S. and Aroma Cafe, located primarily in the U.K. In addition, the Company has a minority ownership in U.K.-based Pret A Manger. In fourth quarter 2001, the Company approved a plan to dispose of its Aroma Cafe business in the U.K. and expects to complete the sale in the first half of 2002.

     Since McDonald's restaurant business comprises virtually all of the Company's consolidated operating results, this narrative primarily relates to the McDonald's restaurant business, unless otherwise noted.

     All restaurants are operated by the Company or, under the terms of franchise arrangements, by franchisees who are independent entrepreneurs, or by affiliates operating under joint-venture agreements between the Company and local business people.

     The Company's operations are designed to assure consistency and high quality at every McDonald's restaurant. When granting franchises and forming joint-venture agreements, the Company is selective and is not in the practice of franchising to, or partnering with, investor groups or passive investors.

     Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and decor of their restaurant businesses, and by reinvesting in the business over time. The Company shares the investment by generally owning or leasing the land and building. Franchisees in the U.S. generally have the option to own new restaurant buildings while leasing the land from the Company. Franchisees contribute to the Company's revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. A discussion regarding site selection is included in Part I, Item 2, page 5 of this Form 10-K.

     The Company, its franchisees and affiliates purchase food, packaging, equipment, etc. from numerous independent suppliers who have been approved by the Company. The Company has established and strictly enforces high-quality standards. We have quality assurance labs around the world that work to ensure that our high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers' facilities. Further, we have a Quality Assurance Board, composed of the Company's technical, safety and supply chain specialists, which provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with McDonald's suppliers to encourage innovation, assure best practices and drive continuous improvement.

     Independently owned and operated distribution centers, also approved by the Company, distribute products and supplies to most McDonald's restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of our products and in the delivery of customer service expectations.

     McDonald's global brand is well known. Marketing, promotional and public relations activities are designed to nurture this brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste and the customer experience. In addition, the Company is focused on being a leader in the area of social responsibility, as we believe it is important to give back to the people around the world who are responsible for our success.

Products

McDonald's restaurants offer a substantially uniform menu. In addition, McDonald's tests new products on an ongoing basis.

     McDonald's menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish and several chicken sandwiches, Chicken McNuggets, french fries, salads, milk shakes, McFlurry desserts, sundaes and soft-serve cones, pies, cookies and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

     McDonald's restaurants operating in the U. S. and certain international markets are open during breakfast hours and offer a full-or limited-breakfast menu. Breakfast offerings include Egg McMuffin and Sausage McMuffin with Egg sandwiches, hotcakes, biscuit and bagel sandwiches, and muffins.

4 McDonald's Corporation

     Chipotle is a fresh-Mex grill serving gourmet burritos and tacos. Donatos sells pizza, subs and salads. Boston Market is a home-meal replacement concept serving chicken, meatloaf and a variety of side dishes. Pret A Manger is a quick-service food concept that serves mainly cold sandwiches, snacks and drinks during lunchtime.

Food preparation

The Made For You food preparation system is installed in virtually all McDonald's restaurants in the U.S., Canada and Puerto Rico as well as about one-third of the restaurants in Japan. Made For You is based on a just-in-time production philosophy where each sandwich is assembled to order. Through advances in equipment and technology, the new system aims to provide customers with fresh-tasting food. In addition, the system can support future growth through product development because it can easily accommodate an expanded menu.

Intellectual Property

The Company owns valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which, including "McDonald's," "Ronald McDonald," "Big Mac" and other related marks, are of material importance to the Company's business. The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

Working capital practices

Information about the Company's working capital practices is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 2001, 2000 and 1999 in
Part II, Item 7, pages 8-20, and the Consolidated statement of cash flows for the years ended December 31, 2001, 2000 and 1999 in Part II, Item 8, page 24 of this Form 10-K.

Customers

The Company's business is not dependent upon a single customer or small group of customers.

Backlog

Company-operated restaurants have no backlog orders.

Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Competition

McDonald's restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience and service and by offering quality food products. The Company's competition in the broadest perspective includes restaurants, quick-service eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets.

     In the U.S., there are about 515,000 restaurants that generate $303 billion in annual sales. McDonald's restaurant business accounts for 2.5% of those restaurants and 6.6% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.; however, the Company's business in foreign markets continues to grow.

Research and development

The Company operates a research and development facility in Illinois. While research and development activities are important to the Company's business, these expenditures are not material. Independent suppliers also conduct research activities for the benefit of the McDonald's System, which includes franchisees and suppliers, as well as the Company, its subsidiaries and joint ventures.

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2001, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 2001, the Company's average number of employees worldwide, including Company-operated restaurant employees, was approximately 395,000. This includes McDonald's restaurants as well as other restaurant concepts operated by the Company.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information about foreign and domestic markets is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 8-20 and Segment and geographic information in Part II, Item 8, pages 30-31 of this Form 10-K.

                                                        McDonald's Corporation 5

Item 2. Properties
--------------------------------------------------------------------------------

The Company identifies and develops sites that offer convenience to customers and provide for long-term sales and profit potential. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aid in evaluating this information. The Company generally owns or secures long-term land and building leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies and standardization and by leveraging the Company's global sourcing network. Additional information about the Company's properties is included in Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 8-20 and in Financial statements and supplementary data in Part II, Item 8, pages 21-36 of this Form 10-K.

Item 3. Legal proceedings
--------------------------------------------------------------------------------

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

Franchising

A substantial number of McDonald's restaurants are franchised to independent entrepreneurs operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments. Additionally, on occasion, disputes arise between the Company and individuals who claim they should have been granted a McDonald's franchise.

Suppliers

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the U.S., food, paper, or related items to any McDonald's restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company's high standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and the Company's business relationship with suppliers. In addition, on occasion, disputes arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company's restaurants.

Employees

Thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people, from time to time, seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

Customers

The Company's restaurants serve a large cross-section of the public and in the course of serving so many people, disputes arise as to products, service, accidents, advertising and other matters typical of an extensive restaurant business such as that of the Company.

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

6 McDonald's Corporation

Item 4. Submission of matters to a vote of shareholders
--------------------------------------------------------------------------------

None.

THE FOLLOWING ARE THE EXECUTIVE OFFICERS OF OUR COMPANY:

     Jack M. Greenberg, 59, is Chairman and Chief Executive Officer. He was appointed to that position in May 1999. Previously, he was President and Chief Executive Officer since August 1998. Prior to that, he served as Vice Chairman of McDonald's Corporation, and Chairman and Chief Executive Officer of McDonald's U.S.A. Mr. Greenberg has been with the Company for more than 20 years.

     Mats Lederhausen, 39, is Executive Vice President--Strategy and Business Development. He has served in that position since his appointment in July 2001. From May to July 2001, Mr. Lederhausen served as Senior Vice President, Corporate Strategy. Prior to that, he served as Vice President, Corporate Strategy following his appointment to that position in April 1999. Before joining McDonald's corporate staff, Mr. Lederhausen was Managing Director and Joint Venture Partner for Svenska McDonald's Development AB, a subsidiary of the Company. He is no longer Managing Director and Joint Venture Partner of the subsidiary. Mr. Lederhausen has been with the McDonald's System for 17 years.

     Matthew H. Paull, 50, is Executive Vice President, Chief Financial Officer, a position to which he was appointed in July 2001. Prior to that time, he served as Senior Vice President, Corporate Tax and Finance from December 2000 to July 2001, Senior Vice President from January 2000 to December 2000, and Vice President from June 1993 to January 2000. Mr. Paull has been with the Company for 8 years.

     David M. Pojman, 42, is Senior Vice President-Controller, a position he has held since March 2002. Previously, he served as Vice President and Corporate Controller from January 2002. Prior to that time, he served as Vice President and Acting Controller from October 2001. From January 2000 to October 2001, Mr. Pojman served as Vice President and Assistant Corporate Controller. From July 1997 to January 2000, he served as Vice President and International Controller. Mr. Pojman has been with the Company for 19 years.

     Gloria Santona, 51, is Senior Vice President, General Counsel and Secretary, a position she has held since June 2001. From December 2000 to June 2001, she was Vice President, U.S. General Counsel and Secretary; from March 1997 to December 2000, she was Vice President, Deputy General Counsel and Secretary; and from January 1996 to March 1997, she served as Vice President, Associate General Counsel and Secretary. Ms. Santona has been with the Company for 24 years.

     James A. Skinner, 57, is President and Chief Operating Officer--McDonald's Worldwide Restaurant Group. Mr. Skinner was promoted to his current position in January 2002. Previously, he served as President and Chief Operating Officer of McDonald's Europe/Asia/Pacific since May 2001. Prior to that, he was President of McDonald's Europe. Mr. Skinner has been with the Company for 31 years.

     Stanley R. Stein, 59, is Executive Vice President, Global Human Resources, a position he has held since July 1997. Prior to that time Mr. Stein served as Senior Vice President. He has been with the Company for 27 years.

     Fred L. Turner, 69, is Senior Chairman. He has been with the Company for more than 45 years.

Part II

Item 5. Market for registrant's common equity and related shareholder matters
--------------------------------------------------------------------------------

The Company's common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

     The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share.

--------------------------------------------------------------------------------
                                             2001                           2000
DOLLARS                 -------------------------    ---------------------------
PER SHARE               High      Low    Dividend     High     Low      Dividend
================================================================================
Quarter:
First                  35.06    24.75          --    43.63   29.81            --
Second                 30.96    25.39          --    39.94   31.00            --
Third                  31.00    26.00          --    34.25   26.38          .215
Fourth                 30.10    25.00        .225    34.50   27.56            --
--------------------------------------------------------------------------------
Year                   35.06    24.75        .225    43.63   26.38          .215
================================================================================

     The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 2002 was estimated to be 1,027,000.

     Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchases. Accordingly, the common stock dividend yield is modest. The Company has paid dividends on common stock for 26 consecutive years through 2001 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. Dividends are declared and paid on an annual basis. As in the past, future dividends will be declared at the discretion of the Company's Board of Directors.

                                                       McDonald's Corporation 7
Item 6. Selected financial data

----------------------------------------------------------------------------------------------------------------------------------
11-year summary
----------------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS,
EXCEPT PER SHARE DATA                    2001       2000    1999    1998      1997    1996    1995    1994    1993    1992    1991
==================================================================================================================================
Franchised sales                      $24,838     24,463  23,830  22,330    20,863  19,969  19,123  17,146  15,756  14,474  12,959
Company-operated sales                $11,040     10,467   9,512   8,895     8,136   7,571   6,863   5,793   5,157   5,103   4,908
Affiliated sales                      $ 4,752      5,251   5,149   4,754     4,639   4,272   3,928   3,048   2,674   2,308   2,061
----------------------------------------------------------------------------------------------------------------------------------
   Total Systemwide sales             $40,630     40,181  38,491  35,979    33,638  31,812  29,914  25,987  23,587  21,885  19,928
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $14,870     14,243  13,259  12,421    11,409  10,687   9,795   8,321   7,408   7,133   6,695
Operating income                      $ 2,697(1)   3,330   3,320   2,762(3)  2,808   2,633   2,601   2,241   1,984   1,862   1,679
Income before taxes                   $ 2,330(2)   2,882   2,884   2,307(3)  2,407   2,251   2,169   1,887   1,676   1,448   1,299
Net income                            $ 1,637(2)   1,977   1,948   1,550(3)  1,642   1,573   1,427   1,224   1,083     959     860
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations           $ 2,688      2,751   3,009   2,766     2,442   2,461   2,296   1,926   1,680   1,426   1,423
Capital expenditures                  $ 1,906      1,945   1,868   1,879     2,111   2,375   2,064   1,539   1,317   1,087   1,129
Free cash flow                        $   782        806   1,141     887       331      86     232     387     363     339     294
Treasury stock purchases              $ 1,090      2,002     933   1,162       765     605     321     500     628      92     117
----------------------------------------------------------------------------------------------------------------------------------
Financial position at year end
   Total assets                       $22,535     21,684  20,983  19,784    18,242  17,386  15,415  13,592  12,035  11,681  11,349
   Total debt                         $ 8,918      8,474   7,252   7,043     6,463   5,523   4,836   4,351   3,713   3,857   4,615
   Total shareholders' equity         $ 9,488      9,204   9,639   9,465     8,852   8,718   7,861   6,885   6,274   5,892   4,835
   Shares outstanding IN MILLIONS     1,280.7    1,304.9 1,350.8 1,356.2   1,371.4 1,389.2 1,399.5 1,387.4 1,414.7 1,454.1 1,434.5
----------------------------------------------------------------------------------------------------------------------------------
Per common share
   Net income                         $  1.27(2)    1.49    1.44    1.14(3)   1.17    1.11     .99     .84     .73     .65     .59
   Net income-diluted                 $  1.25(2)    1.46    1.39    1.10(3)   1.15    1.08     .97     .82     .71     .63     .57
   Dividends declared                 $   .23        .22     .20     .18       .16     .15     .13     .12     .11     .10     .09
   Market price at year end           $ 26.47      34.00   40.31   38.41     23.88   22.69   22.56   14.63   14.25   12.19    9.50
----------------------------------------------------------------------------------------------------------------------------------
Franchised restaurants                 17,395     16,795  15,949  15,086    14,197  13,374  12,186  10,944   9,918   9,237   8,735
Company-operated restaurants            8,378      7,652   6,059   5,433     4,887   4,294   3,783   3,216   2,733   2,551   2,547
Affiliated restaurants                  4,320      4,260   4,301   3,994     3,844   3,216   2,330   1,739   1,476   1,305   1,136
----------------------------------------------------------------------------------------------------------------------------------
  Total Systemwide restaurants         30,093     28,707  26,309  24,513    22,928  20,884  18,299  15,899  14,127  13,093  12,418
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes $378 million of pretax special operating charges primarily related to the U.S. business reorganization and other global change initiatives, and the closing of 163 underperforming restaurants in international markets discussed on page 9.

(2) Includes the $378 million of pretax special operating charges noted above and $125 million of net pretax special nonoperating income items primarily related to a gain on the initial public offering of McDonald's Japan, for a net pretax expense of $253 million ($143 million after tax or $0.11 per share). Net income also reflects an effective tax rate of 29.8 percent, primarily due to the one-time benefit of tax law changes in certain international markets ($147 million). See page 9 for further details.

(3) Includes $162 million of Made For You costs and the $160 million special charge related to the home office productivity initiative for a pretax total of $322 million ($219 million after tax or $0.16 per share).

8  McDonald's Corporation

Item 7. Management's discussion and analysis of financial condition and results of operations
================================================================================

Nature of business
==================

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. Approximately 80% of McDonald's restaurants and more than 80% of the Systemwide sales of McDonald's restaurants are in eight markets: Australia, Brazil, Canada, France, Germany, Japan, the United Kingdom and the United States. Throughout this discussion, McDonald's restaurant businesses in these eight markets collectively are referred to as "major markets."

     To capture additional meal occasions, the Company also operates other restaurant concepts under its Partner Brands: Aroma Cafe, Boston Market, Chipotle and Donatos Pizzeria. In addition, the Company has a minority ownership in Pret A Manger. In fourth quarter of 2001, the Company approved a plan to dispose of its Aroma Cafe business in the U.K., and expects to complete the sale in the first half of 2002.

     The segments presented in all tables and related discussion reflect the Company's current management structure. Previously, McDonald's restaurant operations in Canada, the Middle East and Africa, as well as the Partner Brands were included in the Other segment. The new APMEA segment includes results for McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa, while Canada and the Partner Brands are now presented as individual operating segments. In addition, U.S. and Corporate selling, general & administrative expenses reflect a realignment of certain home office departments' responsibilities, for all years presented.


Consolidated operating results
================================================================================
--------------------------------------------------------------------------------

Operating results
-------------------------------------------------------------------------------------------------------------------------
                                                                    2001                              2000           1999
                                           -----------------------------     -----------------------------        -------
DOLLARS IN MILLIONS,
EXCEPT PER SHARE DATA                       Amount   Increase/(decrease)      Amount   Increase/(decrease)          Amount
=========================================================================================================================
Systemwide sales                           $40,630                     1%     $40,181                   4%        $38,491
-------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants      $11,041                     5%     $10,467                  10%        $ 9,512
Revenues from franchised and affiliated      3,829                     1        3,776                   1           3,747
restaurants
-------------------------------------------------------------------------------------------------------------------------
   Total revenues                           14,870                     4       14,243                   7          13,259
-------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                 9,454                     8        8,750                  12           7,829
Franchised restaurants                         800                     4          772                   5             738
Selling, general & administrative expenses   1,662                     5        1,587                   7           1,477
Special charge-global change initiatives       200                    nm            -                   -               -
Other operating (income) expense, net           57                    nm         (196)                 nm            (105)
-------------------------------------------------------------------------------------------------------------------------
   Total operating costs and expenses       12,173                    12       10,913                  10           9,939
-------------------------------------------------------------------------------------------------------------------------
Operating income                             2,697                   (19)       3,330                   -           3,320
-------------------------------------------------------------------------------------------------------------------------
Interest expense                               452                     5          430                   8             396
McDonald's Japan IPO gain                     (137)                   nm            -                   -               -
Nonoperating expense, net                       52                    nm           18                  nm              40
-------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes     2,330                   (19)       2,882                   -           2,884
-------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                     693                   (23)         905                  (3)            936
-------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 1,637                   (17)%   $  1,977                   2%        $ 1,948
=========================================================================================================================
Net income per common share                $  1.27                   (15)%   $   1.49                   3%        $  1.44
Net income per common share -diluted          1.25                   (14)        1.46                   5            1.39
=========================================================================================================================
nm Not meaningful.

                                                       McDonald's Corporation  9

The following table presents the 2001 growth rates for reported results, results adjusted for the special items noted below, and the adjusted results on a constant currency basis. In addition, the table includes the 2000 growth rates for reported and constant currency results. All information in constant currencies excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar. Constant currency results are calculated by translating the current year results at prior year monthly average exchange rates.

---------------------------------------------------------------------------------------------------
Key highlights
---------------------------------------------------------------------------------------------------
                                                                2001                           2000
                                                 Increase (decrease)                       Increase
                        --------------------------------------------          ---------------------
                                                            Adjusted
                              As                            constant                As     Constant
                        reported/(1)/  Adjusted/(2)/        currency/(2,3)/   reported     currency/(3)/
===================================================================================================
Systemwide sales               1%             1%                   4%                4%           7%
---------------------------------------------------------------------------------------------------
Revenues                       4              4                    8                 7           12
---------------------------------------------------------------------------------------------------
Operating income             (19)            (8)                  (5)                -            5
---------------------------------------------------------------------------------------------------
Net income                   (17)           (10)                  (8)                2            6
---------------------------------------------------------------------------------------------------
Net income per
common share                 (15)            (7)                  (5)                3            8
---------------------------------------------------------------------------------------------------
Net income per
common share-
diluted                      (14)            (7)                  (5)                5           10
---------------------------------------------------------------------------------------------------

(1) The reported effective tax rate was 29.8%, primarily due to the one-time benefit of tax law changes in certain international markets ($147 million).

(2) Adjusted operating income of $3.1 billion and adjusted net income of $1.8 billion exclude the following special items:

     Operating income:

     * $200 million of charges ($136 million after tax) related to the U.S. business reorganization and other global change initiatives discussed on page 13.

     * $91 million of charges ($69 million after tax) related to the closing of 163 underperforming restaurants in international markets.

     * $25 million of charges ($17 million after tax) primarily related to unrecoverable costs incurred in connection with the theft of promotional game pieces and the related termination of a supplier discussed on page 14.

     *    $24 million asset impairment charge (pre and after tax) in Turkey.

     * $20 million charge ($14 million after tax) related to the anticipated disposition of Aroma Cafe in the U.K.

     * $18 million of charges ($12 million after tax) primarily related to the write-off of certain technology costs.

     Nonoperating income:

     * $137 million gain (pre and after tax) on the initial public offering of McDonald's Japan.

     * $12 million of charges ($8 million after tax) primarily related to the write-off of a corporate investment.

(3)  Excludes the effect of foreign currency translation on reported results.

     The primary currencies negatively affecting reported results in 2001 and 2000 were the Euro, which is the currency in 12 of our European markets including France and Germany, the British Pound and the Australian Dollar. In addition, the Japanese Yen and Canadian Dollar negatively impacted reported results in 2001, while the Japanese Yen positively impacted reported results in 2000.


SYSTEMWIDE SALES

Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. We continue to focus on growing market share by increasing comparable sales with an emphasis on improving customer satisfaction through Quality, Service, Cleanliness and Value as well as strategic restaurant development. Restaurant expansion, partly offset by negative comparable sales, drove the constant currency sales increase in 2001, while restaurant expansion along with positive comparable sales drove the increase in 2000.

--------------------------------------------------------------------------------------------------------------------
Systemwide sales
--------------------------------------------------------------------------------------------------------------------

                                                     2001                                       2000            1999
                                      -------------------                        -------------------        --------
                                      Increase/(decrease)                        Increase/(decrease)
                       ----------------------------------        -----------------------------------
DOLLARS IN                                As     Constant                            As     Constant
MILLIONS                 Amount     reported     currency/(1)/     Amount      reported     currency/(1)/     Amount
====================================================================================================================
U.S.                   $ 20,051            2%          na        $ 19,573             3%          na        $ 19,006
Europe                    9,412            1            5%          9,293            (3)           9%          9,557
APMEA                     7,010           (6)           3           7,477            10            9           6,826
Latin America             1,733           (3)           6           1,790             7            9           1,665
Canada                    1,447            -            5           1,443             7            7           1,346
Partner Brands              977           61           62             605            nm           nm              91
--------------------------------------------------------------------------------------------------------------------
Total                  $ 40,630            1%           4%       $ 40,181             4%           7%       $ 38,491
====================================================================================================================

(1)  Excludes the effect of foreign currency translation on reported results.

na   Not applicable.

nm   Not meaningful.

     In all segments, the constant currency sales increases in 2001 and 2000 were primarily driven by expansion.

     In the U.S., comparable sales were slightly positive in 2001 and positive in 2000. The introduction of the New Tastes Menu in early 2001 and successful promotions and new product introductions in 2000, combined with local market initiatives in both years, contributed to the increases.

     In Europe, comparable sales were negative in 2001 and positive in 2000. The primary contributors to Europe's constant currency sales growth in both years were France and the U.K. In addition, the Netherlands and Russia delivered strong performances in 2001, while results in 2000 also benefited from increases in Germany, Italy and Spain. Despite the Company's outstanding quality and safety record, Europe's results in both years were negatively impacted by consumer confidence issues regarding the European beef supply. However, the impact lessened as we progressed through 2001, and we do not expect the negative impact from these issues to be significant going forward.

     In APMEA, comparable sales were negative in 2001 and slightly negative in 2000. Sales in 2001 were impacted by weak economic conditions in Japan, Taiwan and Turkey and weak consumer spending in Australia, which also impacted the second half of 2000. Beginning in the fourth quarter of 2001, sales were also dampened by consumer confidence issues regarding the Japanese beef supply,

10   McDonald's Corporation

despite the fact that McDonald's Japan does not use Japanese beef. Although we are proactively communicating our strong beef safety and quality messages, we expect Japan's results in the near term to continue to be negatively affected by these consumer concerns. Positive comparable sales in China contributed to this segment's total constant currency sales increases in both years.

     In Latin America, comparable sales were negative in 2001 and 2000 as weak economic conditions affected most markets in this segment. Positive comparable sales in Mexico and Venezuela helped drive this segment's total constant currency sales increases in both years.

     We expect the weak economic conditions in many Asian, Middle Eastern and Latin American markets to continue in the near term.

     In Canada, comparable sales were positive in 2001 and 2000. Canada's value program combined with drive-thru initiatives, extended hours and new product introductions drove the increases in both years.

    The sales increases in the Partner Brands in 2001 and 2000 were primarily due to the acquisition of Boston Market in second quarter 2000. Expansion of Chipotle along with strong comparable sales at Chipotle and Boston Market also helped drive the increases in both years.

--------------------------------------------------------------------------------
Average annual sales--McDonald's restaurants
--------------------------------------------------------------------------------

                                               2001                        2000             1999
                                 ------------------          ------------------          -------
                                           Increase/                   Increase/
                                          (decrease)                  (decrease)
                                          ---------                   ---------
                                           Constant                    Constant
DOLLARS IN THOUSANDS              Amount   currency/(2)/      Amount   currency/(2)/      Amount
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Per restaurant/(1)/
------------------------------------------------------------------------------------------------
Traditional:
U.S.                              $1,650          -           $1,647          1%          $1,625
Europe                             1,722         (4)%          1,851         (2)           2,130
APMEA                              1,190         (5)           1,376         (2)           1,411
Latin America                      1,154         (5)           1,333         (7)           1,464
Canada                             1,469          -            1,530          6            1,451
------------------------------------------------------------------------------------------------
Satellite:
U.S.                              $  546          2%          $  536          9%          $  490
Outside the U.S./(3)/                533         (1)             598          2              561
================================================================================================
Per new restaurant/(4)/
------------------------------------------------------------------------------------------------
Traditional:
U.S.                              $1,550         (1)%         $1,570          7%          $1,473
Europe                             1,304         (6)           1,430         (4)           1,673
APMEA                                984         (6)           1,143          2            1,110
Latin America                        888         (5)           1,030         (9)           1,152
Canada                             1,144         (7)           1,278          5            1,218
------------------------------------------------------------------------------------------------
Satellite:/(5)/
Outside the U.S./(3)/             $  591          2%          $  649          8%          $  574
================================================================================================

(1)  McDonald's restaurants in operation at least 13 consecutive months.

(2)  Excludes the effect of foreign currency translation on reported results.

(3) Represents satellite restaurants located in Canada and Japan, which comprise substantially all satellites outside the U.S.

(4) McDonald's restaurants in operation at least 13 consecutive months but not more than 25 months.

(5) Excludes U.S. because the Company did not open a significant number of satellite restaurants in the U.S.


     Average sales per restaurant in constant currencies are affected by comparable sales as well as the size, location and number of new restaurants. The number of new restaurants affects average sales because new restaurants typically take a few years to reach long-term sales volumes. In addition, over the last several years more restaurants outside the U.S. have opened in lower-density areas and in countries with lower average sales volumes and correspondingly lower average development costs.

     In 2001, average annual sales per traditional restaurant were relatively flat for the U.S. and Canada in constant currencies. In the other segments, average annual sales per traditional restaurant declined in constant currencies due to negative comparable sales and the significant number of new restaurants added, partly offset by the benefit of closing 163 underperforming restaurants. In 2000, positive comparable sales in the U.S. and Canada drove their increases in average annual sales per traditional restaurant. In the other segments, the declines were mainly due to new restaurant development.

     Satellite restaurants generally have significantly lower development costs and sales volumes than traditional restaurants. The use of these small, limited-menu restaurants has allowed profitable expansion into areas that otherwise would not have been feasible. In 2001 and 2000, average annual sales for satellite restaurants increased in the U.S. partly due to the closing of certain low-volume satellites. Outside the U.S., average annual sales for satellite restaurants declined slightly in constant currencies in 2001 primarily due to negative comparable sales in Japan, after increasing in 2000 primarily due to higher sales volumes for openings in Japan.

     In 2001, average sales for new traditional restaurants in the U.S. remained at about $1.6 million as we continued our selective expansion in higher volume locations with the development of larger facilities that support higher average sales. In segments outside the U.S., average sales for new traditional restaurants in constant currencies declined due to a higher proportion of openings in lower volume markets such as South Korea and Mexico and lower sales volumes for new traditional restaurants opened in Germany, Italy, the U.K., Japan, Argentina and Canada. The lower volumes in Germany, Italy and Japan were partly due to the consumer confidence issues regarding the beef supply.

     In 2000, average sales for new traditional restaurants in the U.S. increased due to selective expansion and the development of larger facilities. In Europe and Latin America, average sales for new traditional restaurants in constant currencies decreased due to a higher proportion of openings in lower volume markets. In APMEA, average sales for new traditional restaurants increased due to higher sales volumes in China and a higher proportion of openings in higher volume markets such as Japan.

                                                       McDonald's Corporation 11

TOTAL REVENUES

Total revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees include rent, service fees and royalties that are based on a percent of sales with specified minimum payments along with initial fees. Fees vary by type of site and investment by the Company and also according to local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms.

     Revenues grow as new restaurants are added and as sales build in existing restaurants. Menu price changes also affect revenues and sales, but it is impractical to quantify their impact because of different pricing structures, new products, promotions and product-mix variations among restaurants and markets.

--------------------------------------------------------------------------------
Revenues
--------------------------------------------------------------------------------

                                                   2001                                      2000          1999
                        -------------------------------          --------------------------------        ------
                                     Increase/(decrease)                       Increase/(decrease)
                                     ------------------                        ------------------
DOLLARS IN                                As   Constant                             As   Constant
MILLIONS                 Amount     reported   currency/(1)/      Amount      reported   currency/(1)/     Amount
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
U.S.                    $ 5,396            3%        na          $ 5,259             3%        na         $ 5,093
Europe                    4,752            -          4%           4,754            (3)         7%          4,925
APMEA                     2,203            5         12            2,102             9         11           1,928
Latin America               971            2         12              949            40         41             680
Canada                      608           (1)         3              615             7          7             576
Partner Brands              940           67         67              564            nm         nm              57
-----------------------------------------------------------------------------------------------------------------
Total                   $14,870            4%         8%         $14,243             7%        12%        $13,259
=================================================================================================================

(1)  Excludes the effect of foreign currency translation on reported results.

na   Not applicable.

nm   Not meaningful.

     On a constant currency basis, total revenues increased at a higher rate than sales in 2001 primarily due to the second quarter 2000 acquisition of Boston Market restaurants, which are all Company-operated, and the restructuring of our ownership in the Philippines, effective July 1, 2001. As a result of the restructuring, most of our restaurants in the Philippines are now Company-operated rather than franchised. In addition, revenues benefited from an increase in the royalty percent received from our Japanese affiliate, effective January 1, 2001. In 2000, total revenues increased at a higher rate than sales due the acquisition of Boston Market and the acquisition of Donatos in third quarter 1999 as well as the consolidation of Argentina and Indonesia for financial reporting purposes in 2000.

OPERATING INCOME

Consolidated operating income decreased 19% in 2001 and was relatively flat in 2000 compared with 1999. Excluding the special items noted in the footnote to the table on page 9, adjusted operating income decreased 5% in constant currencies in 2001. Adjusted operating income decreased in 2001 primarily due to lower combined operating margin dollars and lower other operating income along with higher selling, general & administrative expenses. In constant currencies, operating income increased 5% in 2000, primarily due to higher combined operating margin dollars and higher other operating income, partly offset by higher selling, general & administrative expenses.

     Operating income from the major markets accounted for more than 90% of consolidated operating income in 2001, 2000 and 1999.

--------------------------------------------------------------------------------
Operating income
--------------------------------------------------------------------------------

                                                                  2001                                      2000            1999
                                     ---------------------------------                        ------------------          ------
                                                    Increase/(decrease)                       Increase/(decrease)
                                     ---------------------------------                        ------------------
                                                              Adjusted
DOLLARS IN                                As   Constant       constant                              As   Constant
MILLIONS                 Amount     reported   currency/(1)/  currency/(1,2)/    Amount       reported   currency/(1)/     Amount
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
U.S.                    $ 1,622          (10)%       na              -          $ 1,795              7%        na         $ 1,679
Europe                    1,063          (10)        (7)%           (3)%          1,180             (6)         6%          1,257
APMEA                       325          (28)       (20)           (10)             451              4          5             433
Latin America                11          (89)       (91)           (46)             103            (23)       (23)            133
Canada                      124          (2)          2             10              126             12         11             113
Partner
Brands                     (66)          (61)       (62)            (1)             (41)            nm         nm              (7)
Corporate                 (382)          (35)        na            (22)            (284)             1         na            (288)
---------------------------------------------------------------------------------------------------------------------------------
Total                   $ 2,697          (19)%      (17)%           (5)%        $ 3,330              -%         5%        $ 3,320
=================================================================================================================================

(1)  Excludes the effect of foreign currency translation on reported results.

(2) Excludes the special items noted in the footnote to the table on page 9 and quantified below.

na   Not applicable.

nm   Not meaningful.

     U.S. operating income for 2001 included $181 million of special charges, primarily related to the U.S. business reorganization and costs incurred in connection with the theft of promotional game pieces and related termination of a supplier discussed on page 14. U.S. operating income accounted for over 50% of consolidated operating income in 2001, 2000 and 1999. Excluding the special charges, U.S. adjusted operating income was relatively flat in 2001 compared with an increase of $116 million or 7% in 2000. The increase in 2000 was due to higher combined operating margin dollars and higher other operating income.

     Europe's operating income for 2001 included $46 million of special charges related to the closing of 50 underperforming restaurants across Europe and global change initiatives. Europe's operating income accounted for more than 35% of consolidated operating income in 2001, 2000 and 1999. Excluding the special charges, Europe's adjusted operating income decreased 3% in 2001 and increased 6% in 2000 in constant currencies. In both years, consumer confidence issues regarding the European beef supply negatively impacted results. This segment's results in 2001 benefited from strong performances in France and Russia. The increase in 2000 was primarily driven by strong operating results in France, Italy and Spain. France, Germany and the U.K. accounted for about 75% of Europe's operating income in 2001, 2000 and 1999.

     APMEA's operating income for 2001 included $42 million of special charges, primarily related to the closing of 50 underperforming restaurants, mainly in Malaysia and the Philippines, and the asset impairment charge in

12   McDonald's Corporation

Turkey. Excluding the special charges, APMEA's adjusted operating income decreased 10% in 2001 and increased 5% in 2000 in constant currencies. In 2001, strong results in China, the increase in the royalty percent received from our affiliate in Japan and a gain on the sale of real estate in Singapore were more than offset by weak operating results in Australia, Japan, Taiwan and Turkey. The increase in 2000 was driven primarily by Japan, which benefited from the partial sale of its ownership in Toys `R' Us Japan, as well as strong results in China and South Korea. Results in both years were negatively affected by the introduction of the goods and services tax in Australia in July 2000. Australia and Japan accounted for more than 60% of APMEA's operating income in 2001, 2000 and 1999.

     Latin America's operating income for 2001 included $40 million of special charges related to the closing of 58 underperforming restaurants, primarily in Brazil and Puerto Rico, and global change initiatives. Excluding the special charges, Latin America's adjusted operating income decreased 46% in 2001 and 23% in 2000 in constant currencies. Results in both years were negatively impacted by the continuing difficult economic conditions experienced by most markets in the segment. Brazil accounted for more than 55% of Latin America's operating income in each of the past three years.

     Canada's operating income for 2001 included $10 million of special charges related to the closing of five underperforming restaurants and to global change initiatives.

     Operating income for the Partner Brands in 2001 included special charges of $20 million related to the anticipated disposal of Aroma Cafe and $5 million related to global change initiatives.

     Results in the Corporate segment included $34 million of special charges related to global change initiatives and the write-off of certain technology costs. Excluding the special charges, the adjusted decrease in the Corporate segment of 22% in 2001 was primarily due to increased spending on future restaurant-related technology improvements.

     As a result of continuing economic weakness in Latin America and Turkey, the Company expects to record a non-cash charge of approximately $45 million (pre and after tax) related to the impairment of assets in Latin America and closing of underperforming restaurants in Turkey in first quarter 2002.

OPERATING MARGINS

Operating margin information and discussions relate to McDonald's restaurants only and exclude Partner Brands.

Company-operated margins

Company-operated margin dollars are equal to sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars declined $145 million in 2001 and $4 million in 2000. In constant currencies, Company-operated margin dollars declined $96 million or 6% in 2001, compared with an increase of $73 million or 4% in 2000. The 2001 constant currency decrease was primarily due to negative comparable sales, partly offset by expansion, while the 2000 constant currency increase was due to expansion and positive comparable sales.

     Company-operated margins were 15.1% of sales in 2001, 16.9% in 2000 and 17.7% in 1999. Operating cost trends as a percent of sales were as follows: food & paper costs as well as occupancy & other operating expenses increased in 2001 and 2000; payroll costs increased in 2001 and were flat in 2000.

-------------------------------------------------------------------------------
Company-operated margins--McDonald's restaurants
-------------------------------------------------------------------------------

IN MILLIONS                                         2001       2000        1999
===============================================================================
U.S.                                              $  501     $  521      $  516
Europe                                               626        683         743
APMEA                                                240        296         274
Latin America                                         83         95          70
Canada                                                75         75          71
-------------------------------------------------------------------------------
Total                                             $1,525     $1,670      $1,674
===============================================================================
PERCENT OF SALES
-------------------------------------------------------------------------------

U.S.                                                16.0%      17.0%       17.5%
Europe                                              16.8       18.3        19.2
APMEA                                               12.4       15.9        16.4
Latin America                                       10.1       12.4        14.1
Canada                                              15.6       15.4        15.7
-------------------------------------------------------------------------------
Total                                               15.1%      16.9%       17.7%
===============================================================================

     In the U.S., food & paper costs were lower as a percent of sales in 2001 and 2000, while payroll costs and occupancy & other expenses were higher in both years.

     Europe's Company-operated margins as a percent of sales declined in 2001, primarily due to higher payroll costs and negative comparable sales. In 2000, Europe's Company-operated margin percent declined as all costs increased as a percent of sales.

     In APMEA, negative comparable sales in 2001 and slightly negative comparable sales in 2000 affected Company-operated margins as a percent of sales. In 2001, the change in restaurant classification in the Philippines also contributed to APMEA's margin decline because its Company-operated margins were lower than the average for the segment.

     In Latin America, the margin declines were due to difficult economic conditions in most markets and negative comparable sales in both years.

Franchised margins

Franchised margin dollars are equal to revenues from franchised and affiliated restaurants less the Company's occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 60% of the combined operating margins in 2001, 2000 and 1999. Franchised margin dollars increased $26 million in 2001, compared with a $6 million decline in 2000. In constant currencies, the franchised margin dollars increased $91 million or 3% in 2001 and $119 million or 4% in 2000, primarily driven by the increase in the Japan royalty percent effective January 1, 2001, as well as expansion in both years and positive comparable sales in 2000.

                                                       McDonald's Corporation 13


-------------------------------------------------------------------------------
Franchised margins--McDonald's restaurants
-------------------------------------------------------------------------------

IN MILLIONS                                        2001        2000        1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
U.S.                                            $ 1,799     $ 1,765     $ 1,730
Europe                                              792         802         828
APMEA                                               229         199         211
Latin America                                       103         135         144
Canada                                              105         101          95
-------------------------------------------------------------------------------
Total                                           $ 3,028     $ 3,002     $ 3,008
===============================================================================

PERCENT OF REVENUES
-------------------------------------------------------------------------------
U.S.                                               79.7%       80.4%       81.0%
Europe                                             77.2        78.3        79.0
APMEA                                              86.2        81.5        82.3
Latin America                                      68.4        73.0        77.5
Canada                                             80.4        80.2        79.9
-------------------------------------------------------------------------------
Total                                              79.1%       79.5%       80.3%
===============================================================================

     The declines in the consolidated franchised margin percent in 2001 and 2000 reflected higher occupancy costs due to an increased number of leased sites in all geographic segments. Our strategy of leasing a higher proportion of new sites over the past few years has reduced initial capital requirements and related interest expense. However, as anticipated, franchised margins as a percent of applicable revenues have been negatively impacted because financing costs implicit in the lease are included in rent expense, which affects these margins. For owned sites, financing costs are reflected in interest expense, which does not affect these margins.

     In 2001, franchised margins as a percent of applicable revenues decreased in Europe and Latin America partly due to rent assistance provided to franchisees in certain markets and negative comparable sales. We expect to continue providing rent assistance in certain Latin American markets in 2002. The franchised margin percent in APMEA increased for 2001 and decreased in 2000. The 2001 increase was primarily due to an increase in the royalty percent received from our Japanese affiliate and the restructuring of the Philippines' operations that resulted in the reclassification of franchised margins that were lower than the average for the segment. In 2000, our purchase of a majority interest in certain affiliate markets in both APMEA and Latin America shifted revenues from franchised and affiliated restaurants to Company-operated restaurants, which contributed to the reduction in the franchised restaurant margin percents.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses increased 5% in 2001 and 7% in 2000 (7% and 11% in constant currencies). Selling, general & administrative expenses as a percent of sales were 4.1% in 2001, 4.0% in 2000 and 3.8% in 1999. The increase in 2001 was partly due to increased spending on future restaurant-related technology improvements in the Corporate segment and higher selling, general & administrative expenses for the Partner Brands. The increase in 2000 was primarily due to spending to support the development of Partner Brands and the consolidation of Argentina and Indonesia for financial reporting purposes. Selling, general & administrative expenses in both years benefited from weaker foreign currencies and lower expense for performance-based incentive compensation.

     As a result of the global change initiatives described below, the Company expects ongoing annual selling, general & administrative savings of about $100 million in 2002, compared with what otherwise would have been spent.

--------------------------------------------------------------------------------
Selling, general & administrative expenses
--------------------------------------------------------------------------------


                                                    2001                                     2000         1999
                         -------------------------------         --------------------------------       ------
                                      Increase/(decrease)                      Increase/(decrease)
                                      ------------------                       ------------------
DOLLARS IN                              As      Constant                           As    Constant
MILLIONS                 Amount   reported      currency/(1)/    Amount      reported    currency/(1)/  Amount
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
U.S.                     $  563          1%           na         $  559             -          na       $  559
Europe                      328         (2)            1%           336            (3)%         8%         348
APMEA                       152          2             9            149            10          16          135
Latin America               126          5            14            120            45          45           83
Canada                       51         (6)           (2)            54             4           4           52
Partner Brands              102         20            20             85            nm          nm           12
Corporate                   340         20            na            284            (1)         na          288
--------------------------------------------------------------------------------------------------------------
Total                    $1,662         5%             7%        $1,587             7%         11%      $1,477
==============================================================================================================

(1)  Excludes the effect of foreign currency translation on reported results.

na   Not applicable.

nm   Not meaningful.

     Corporate expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, supply chain management and training.

SPECIAL CHARGE--GLOBAL CHANGE INITIATIVES

In fourth quarter 2001, the Company recorded a $200 million pretax special charge ($136 million after tax) related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The changes and initiatives are designed to improve the customer experience and grow McDonald's global business. The changes in the U.S. included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions and improve efficiency. In addition, the U.S. business introduced a variety of initiatives designed to improve the restaurant experience including accelerated operations training, restaurant simplification, incentives for outstanding restaurant operations and an enhanced national restaurant evaluation system.

     In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets.

     The special charge consisted of $114 million of severance and other employee-related costs; $69 million of lease cancellation and other costs related to the closing of region and division facilities; and $17 million of other cash costs, primarily consisting of payments made to facilitate a timely and smooth change of ownership from franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future.

14   McDonald's Corporation

     Of the original $200 million pretax special charge, the remaining accrual of approximately $126 million at year-end 2001 primarily related to employee severance and lease payments for facilities that have been closed and was included in other accrued liabilities in the Consolidated balance sheet. Employee severance is paid in installments over a period of up to one year after termination, and the remaining lease payments for facilities that have been closed will be paid through 2010. No significant adjustments have been made to the original plan approved by management. The Company expects to use cash provided by operations to fund the remaining employee severance and lease obligations.

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, restaurant closing and asset impairment charges, and other transactions related to franchising and the food service business.

--------------------------------------------------------------------------------
Other operating (income) expense, net
--------------------------------------------------------------------------------

IN MILLIONS                                          2001        2000      1999
================================================================================
Gains on sales of restaurant businesses             $(112)      $ (87)    $ (75)
Equity in earnings of unconsolidated affiliates       (62)       (121)     (138)
Charges for underperforming restaurant closings        91           -         -
Asset impairment charges                               44           -         -
Other, net                                             96          12       108
--------------------------------------------------------------------------------
Total                                               $  57       $(196)    $(105)
================================================================================

     Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who have options to purchase the businesses). The Company's purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are an integral part of our business.

     Equity in earnings of unconsolidated affiliates--businesses in which the Company actively participates but does not control--is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. The decrease in 2001 was due to weaker results in Japan, the increase in Japan's royalty expense and a weaker Japanese Yen. Although the increase in royalty expense reduced McDonald's equity in earnings for Japan, it was more than offset by the royalty benefit McDonald's received in franchised revenues. In 1999, equity in earnings of unconsolidated affiliates included a $21 million gain from the sale of real estate in a U.S. partnership.

     The Company recorded $91 million of pretax charges ($69 million after tax) in 2001 related to the closing of 163 underperforming restaurants in international markets. The losses on these closed restaurants were recognized in the period the restaurant ceased operations, and the charges primarily consisted of asset write-offs and lease termination costs.

     The asset impairment charges in 2001 consisted of a $24 million charge (pre and after tax) as a result of an assessment of the ongoing impact of significant currency devaluation on McDonald's cash flows in Turkey and a pretax charge of $20 million ($14 million after tax) related to the anticipated sale of Aroma which we expect to be completed in the first half of 2002.

     Other expense for 2001 included a pretax charge of $25 million ($17 million after tax) in the U.S., primarily related to unrecoverable costs incurred in connection with the theft of winning game pieces from the Company's Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty-one people (none of whom were Company employees) were subsequently indicted on conspiracy and mail fraud charges. In 2001, the Company also recorded a pretax charge of $17 million ($12 million after tax), primarily related to the write-off of certain technology costs in the Corporate segment. Other expense for 1999 included the write-off of $24 million ($16 million after tax) of software not used in the business.

INTEREST EXPENSE

Interest expense increased in 2001 and 2000 due to higher average debt levels, partly offset by weaker foreign currencies in both years and lower average interest rates in 2001. Average debt levels were higher in both years because the Company used its available credit capacity to repurchase shares of its common stock. Based on current interest rates, we anticipate interest expense will decline in 2002.

McDONALD'S JAPAN INITIAL PUBLIC OFFERING (IPO) GAIN

In third quarter 2001, McDonald's Japan, the Company's largest market in the APMEA segment, completed an IPO of 12 million shares at an offering price of 4,300 Yen per share ($34.77 per share). The Company owns 50% of McDonald's Japan while the Company's partner Den Fujita and his family own approximately 26% and continue to be involved in the business. The Company recorded a $137 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

NONOPERATING EXPENSE, NET

Nonoperating expense includes miscellaneous income and expense items such as interest income, minority interests, and gains and losses related to other investments, financings and translation. Results in 2001 included the write-off of a corporate investment, the write-off of a financing

                                                       McDonald's Corporation 15

receivable from a supplier in Latin America and minority interest expense related to the sale of real estate in Singapore, partly offset by translation gains. Results in 2000 reflected lower minority interest expense and lower translation losses than 1999 and a gain related to the sale of a partial ownership interest in a majority-owned international subsidiary.

PROVISION FOR INCOME TAXES

The effective income tax rate was 29.8% in 2001, 31.4% in 2000 and 32.5% in 1999. The lower effective income tax rate in 2001 was primarily due to the one-time benefit of tax law changes in certain international markets. Also contributing to the decrease in the income tax rate was the Japan IPO gain, partly offset by certain restaurant closing charges and the Turkey asset impairment charge, none of which were tax-affected for financial reporting purposes. The decrease in the income tax rate in 2000 was the result of a tax benefit resulting from an international transaction. The Company expects its 2002 effective income tax rate to be approximately 32.0% to 33.0%.

     Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $720 million in 2001 and $523 million in 2000. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

NET INCOME AND NET INCOME PER COMMON SHARE

In 2001, net income decreased 17%, and diluted net income per common share decreased 14%. Excluding the special items noted in the footnote to the table on page 9, net income decreased 8%, and diluted net income per common share decreased 5% in constant currencies. In 2000, net income increased 2%, and diluted net income per common share increased 5%. On a constant currency basis, these increases were 6% and 10%. The spread between the percent change in net income and diluted net income per common share for both years was due to lower weighted average shares outstanding as a result of shares repurchased and a less dilutive effect from stock options.

Cash flows
================================================================================
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending. Cash from operations totaled $2.7 billion in 2001 and, although slightly lower than the amount in 2000, exceeded capital expenditures for the eleventh consecutive year. In 2000, cash from operations totaled $2.8 billion. This amount was less than in 1999, primarily due to higher income tax payments in 2000 as a result of both lower tax benefits related to stock option exercises and higher gains on the termination of foreign currency exchange agreements. Cash provided by operations, along with borrowings and other sources of cash, is used for capital expenditures, share repurchases, dividends and debt repayments.

--------------------------------------------------------------------------------
Cash provided by operations
--------------------------------------------------------------------------------

DOLLARS IN MILLIONS                                 2001        2000       1999
================================================================================
Cash provided by operations                      $ 2,688     $ 2,751    $ 3,009
Free cash flow/(1)/                                  782         806      1,141
Cash provided by operations
as a percent of capital expenditures                 141%        141%       161%
Cash provided by operations
as a percent of average total debt                    31          35         42
================================================================================

(1)  Cash provided by operations less capital expenditures.


     In addition to its free cash flow, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company strategically and purposefully maintains a relatively low current ratio, which was .81 at year-end 2001.

CAPITAL EXPENDITURES AND RESTAURANT DEVELOPMENT

Capital expenditures decreased $39 million or 2% in 2001 and increased $77 million or 4% in 2000. Capital expenditures for McDonald's restaurants in 2001, 2000 and 1999 reflected our strategy of leasing a higher proportion of new sites and the U.S. building program, which gives franchisees the option to own new restaurant buildings. About 80% of new and rebuilt U.S. traditional franchised and affiliated restaurant buildings in 2001 and 2000 are owned by franchisees and affiliates. The decrease in capital expenditures in 2001 was primarily due to lower spending in Europe and Latin America and weaker foreign currencies, partly offset by additional expenditures for Partner Brands and McDonald's restaurant business in the U.S. and China. Capital expenditures in 2000 increased due to higher spending for Partner Brands and the consolidation of Argentina and Indonesia, partly offset by weaker foreign currencies.

    Approximately 60% of capital expenditures was invested in major markets excluding Japan in 2001, 2000 and 1999 (Japan is accounted for under the equity method, and accordingly, its capital expenditures are not included in consolidated amounts). Capital expenditures in markets outside the U.S. accounted for about 65% of total expenditures in 2001 and about 70% in 2000 and 1999.

     The Company's expenditures for new restaurants in the U.S. are lower than they would have been as a result of the leasing strategy and the U.S. building program. For new franchised and affiliated restaurants, which represent about 85% of U.S. restaurants, the Company generally incurs no capital expenditures. However, the Company maintains long-term occupancy rights for the land and receives related rental income.

     While the Company no longer makes significant expenditures on new sites in the U.S., we continue to focus on the System's average development costs (land, building and equipment) to ensure an appropriate return on investment for the System. Average development costs for new traditional restaurants in the U.S. System were $1.7 million in 2001, $1.6 million in 2000 and $1.5 million in 1999. The

16   McDonald's Corporation

increases were primarily due to the construction of larger facilities designed to support higher average sales volumes.

     Certain of the land the Company leases in the U.S. is leased from System Capital Corporation (SCC). The Company and six other unaffiliated companies that supply the McDonald's System are equal owners of SCC. No employees of SCC are employees of the seven shareholders. The Company's investment in SCC is accounted for on the cost basis. SCC's purpose is to provide funding to McDonald's franchisees, suppliers to the McDonald's System and McDonald's Corporation and to build equity within SCC that will benefit the McDonald's System. Its function is similar to that of a cooperative. SCC's primary operating activities include (1) providing loans to qualifying U.S. franchisees to purchase existing restaurant businesses as well as finance equipment, buildings and working capital, (2) contracting for construction of restaurant buildings and selling them to U.S. franchisees, (3) purchasing accounts receivable and financing inventory and other needs of eligible suppliers and distributors, and (4) acquiring and leasing land to McDonald's Corporation for new restaurants, primarily in the U.S. The Company's commitments under these leases are included in operating lease commitments on pages 19 and 31 and total approximately $14 million annually based on current interest rates.

     SCC funds itself in the capital markets on an independent basis. Moody's, Standard & Poor's and Fitch periodically review SCC, including reviews of key performance indicators and asset quality. These rating agencies currently rate SCC's funding subsidiary's commercial paper A-1, P-1 and F1; and its long-term debt Aa2, AA and AA, respectively. SCC competes with other lenders who provide similar financing to franchisees and suppliers.

     SCC is not permitted to hold McDonald's stock, and McDonald's has no commitments or guarantees that provide for the potential issuance of its stock to SCC. SCC does not engage in speculative derivative activities, and SCC does not hedge McDonald's positions. In addition, no McDonald's employee is permitted to invest in SCC.

--------------------------------------------------------------------------------
Capital expenditures
--------------------------------------------------------------------------------

IN MILLIONS                                      2001         2000          1999
================================================================================
New restaurants                               $ 1,198      $ 1,308       $ 1,231
Existing restaurants/(1)/                         571          507           515
Other properties/(2)/                             137          130           122
--------------------------------------------------------------------------------
Total                                         $ 1,906      $ 1,945       $ 1,868
================================================================================
Total assets                                  $22,535      $21,684       $20,983
================================================================================

(1) Includes technology to improve service and food quality and enhancements to older facilities in order to achieve higher levels of customer satisfaction.

(2)  Primarily for computer equipment and furnishings for office buildings.

     Average development costs outside the U.S. vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment owned by the Company, are managed through the use of optimally sized restaurants, construction and design efficiencies, standardization and global sourcing. In addition, foreign currency fluctuations affect average development costs.

     Average development costs for new traditional restaurants in major markets outside the U.S. excluding Japan were approximately $1.5 million in 2001, $1.6 million in 2000 and $1.8 million in 1999. Average annual sales for new traditional restaurants in the same markets were about $1.4 million in 2001, $1.5 million in 2000 and $1.7 million in 1999. Average development costs for new satellite restaurants located in Canada and Japan, which comprise more than 90% of the satellites outside the U.S., were about $200,000 (excluding lease costs) in 2001, 2000 and 1999. The use of these small, limited-menu restaurants, for which the land and building generally are leased, has allowed expansion into areas that otherwise would not have been feasible.

     The Company and its affiliates owned 38% of the land for its restaurant sites at year-end 2001 and 40% at year-end 2000.

     Capital expenditures by affiliates, which were not included in consolidated amounts, were about $181 million in 2001, $204 million in 2000 and $259 million in 1999. The decrease in 2000 was primarily due to the consolidation of Argentina in 2000.

--------------------------------------------------------------------------------
Systemwide restaurants at year end/(1)/
--------------------------------------------------------------------------------

                                                           2001     2000    1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
U.S.                                                     13,099   12,804  12,629
Europe                                                    5,794    5,460   4,943
APMEA                                                     7,321    6,771   6,097
Latin America                                             1,581    1,510   1,299
Canada                                                    1,223    1,154   1,125
Partner Brands                                            1,075    1,008     216
--------------------------------------------------------------------------------
Total                                                    30,093   28,707  26,309
================================================================================

(1)  Includes satellite units at December 31, 2001, 2000 and 1999 as follows:
     U.S.--1,004, 999, 1,048; Europe--63, 46, 44; APMEA (primarily
     Japan)--1,879, 1,681, 1,354; Latin America--46, 45, 41; and Canada--307,
     280, 259.

     McDonald's continues to focus on managing capital outlays effectively through selective expansion. In 2001, the Company added 1,319 McDonald's restaurants Systemwide, compared with 1,606 in 2000 and 1,598 in 1999. In addition, the Company added 67 restaurants in 2001 operated by Partner Brands, compared with 792 restaurants in 2000, 707 of which were the result of the Boston Market acquisition. In 2002, the Company expects to add 1,300 to 1,400 McDonald's restaurants and open 100 to 150 new Partner Brands' restaurants.

     In 2001, more than 60% of McDonald's restaurant additions was in the major markets, and we anticipate a similar percent for 2002. Almost 50% of Company-operated restaurants and nearly 85% of franchised restaurants were located in the major markets at the end of 2001. Franchisees and affiliates operated 74% of McDonald's restaurants at year-end 2001. Partner Brands' restaurants are primarily Company-operated.

                                                       McDonald's Corporation 17


SHARE REPURCHASES AND DIVIDENDS

The Company uses free cash flow and credit capacity to repurchase shares, as we believe this enhances shareholder value. During 2001, the Company purchased 36.1 million shares for approximately $1.1 billion. Cumulative share purchases over the past five years totaled $6.0 billion or 187.4 million shares. In 2002, the Company began purchasing shares under a new $5.0 billion share repurchase program announced in October 2001. We expect to purchase shares under this program over the next four years, depending on free cash flow.

     To reduce the overall cost of treasury stock purchases, the Company sells common equity put options in connection with its share repurchase program and receives premiums for these options. The Company sold 12.2 million common equity put options in 2001 and 16.8 million in 2000 and received premiums of $32 million in 2001 and $56 million in 2000. These premiums were reflected in shareholders' equity as a reduction of the cost of treasury stock purchased. At December 31, 2001, 12.2 million common equity put options were outstanding, of which 3.0 million were exercised in February 2002 at a cost of $87 million. The remaining options expire at various dates through November 2002, with exercise prices between $26.37 and $30.23.

     During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. The equity forward contracts, totaling $151 million for 5.5 million shares, settled in March 2002 at an average price of $27.41 per share.

     Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use free cash flow for share repurchases. Accordingly, the common stock dividend yield is modest. However, the Company has paid dividends on common stock for 26 consecutive years and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations and financing needs. Cash dividends are declared and paid on an annual basis. As in the past, future dividends will be declared at the discretion of the Board of Directors.

Financial position and capital resources
================================================================================
TOTAL ASSETS AND RETURNS

Total assets grew by $851 million or 4% in 2001 and $700 million or 3% in 2000. At year-end 2001 and 2000, more than 60% of consolidated assets was located in the major markets excluding Japan. Net property and equipment rose $242 million in 2001 and represented 77% of total assets at year end.

     Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.


--------------------------------------------------------------------------------
Returns on assets and equity
--------------------------------------------------------------------------------
                                                          2001/(1)/ 2000   1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Return on average assets                                  14.1%     15.9%  16.6%
Return on average common equity                           19.1      21.6   20.8
================================================================================
(1) Excludes the special items noted in footnote 2 to the table on page 9. Including the special items, return on average assets was 12.3% and return on average common equity was 17.5%.

     Both return on average assets and return on average common equity declined in 2001, primarily due to lower operating income as a result of consumer confidence issues regarding the European beef supply and weak operating results in APMEA and Latin America previously discussed. In general, returns benefited from the Company's continued focus on more efficient capital deployment. This included a more prudent site selection process, leasing a higher proportion of new sites, the U.S. building program and the use of free cash flow for share repurchases. In 2000, return on average common equity benefited from an increase in the average amount of common equity put options outstanding compared with 1999, which reduced average common equity.

FINANCINGS AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest-rate changes and foreign currency fluctuations. In managing the impact of these changes, the Company uses interest-rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives used to minimize these risks were recorded at fair value in the Company's Consolidated balance sheet at December 31, 2001, and totaled $213 million in miscellaneous other assets and $134 million in other long-term liabilities. See summary of significant accounting policies related to financial instruments on pages 27-28 for additional information regarding their use and the impact of SFAS No.133 regarding derivatives.

     The Company uses major capital markets, bank financings and derivatives to meet its financing requirements and reduce interest expense. For example, foreign currency exchange agreements in conjunction with borrowings help obtain desired currencies at attractive rates and maturities. Interest-rate exchange agreements effectively convert fixed-rate to floating-rate debt, or vice versa. The Company also manages the level of fixed-rate debt to take advantage of changes in interest rates.

     The Company uses foreign currency debt and derivatives to hedge certain foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. Total foreign currency denominated debt, including the effects of foreign currency exchange agreements, was $5.0 billion and $5.1 billion at year-end 2001 and 2000, respectively.

 18 McDonald's Corporation

     The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2001, neither the Company nor its counterparties was required to post collateral for any obligation.

--------------------------------------------------------------------------------
Debt highlights/(1)/
--------------------------------------------------------------------------------
                                                          2001     2000     1999
================================================================================
Fixed-rate debt as a percent of total debt                  45%      58%      70%
Weighted-average annual interest rate
of total debt                                              5.4      5.8      5.9
Foreign currency-denominated debt as a
percent of total debt                                       57       60       76
Total debt as a percent of total capitalization
(total debt and total shareholders' equity)                 48       48       43
================================================================================

(1) All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

     Moody's, Standard & Poor's and Fitch currently rate McDonald's debt Aa3, A+ and AA, respectively. A strong rating is important to the Company because of its global development plans. The Company has not experienced, and does not expect to experience, difficulty in obtaining financing or in refinancing existing debt. Certain of the Company's debt obligations contain cross-default provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company's debt obligations that would accelerate repayment of debt as a result of a change in credit ratings.

     At year-end 2001, the Company had $1.3 billion available under committed line of credit agreements (see debt financing note on page 31) as well as $1.2 billion under a U.S. shelf registration and $1.1 billion under a Euro Medium-Term Notes program for future debt issuance. In early 2002, the Company issued $450 million of Medium-Term Notes ($150 million at a rate of 4.15% due 2005 and $300 million at a rate of 5.75% due 2012) under the U.S. shelf registration to pay down commercial paper. At the time of these issuances, the Company entered into interest-rate exchange agreements to convert fixed-rate interest payments on the debt to a floating-rate based on LIBOR. Also in early 2002, the Company redeemed $50 million of 6.0% Medium-Term Notes originally due 2008. The notes were redeemed at 100% of principal plus accrued interest.

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

     The Company actively hedges selected currencies to minimize the cash exposure of foreign currency royalty and other payments received in the U.S. In addition, where practical, McDonald's restaurants purchase goods and services in local currencies resulting in natural hedges, and the Company typically finances in local currencies, creating economic hedges.

     The Company's exposure is diversified among a broad basket of currencies. At year-end 2001 and 2000, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
--------------------------------------------------------------------------------
Foreign currency exposures
--------------------------------------------------------------------------------
IN MILLIONS OF U.S. DOLLARS                                   2001          2000
================================================================================
Euro                                                        $1,251        $1,185
British Pounds Sterling                                        786           638
Canadian Dollars                                               738           763
Australian Dollars                                             516           329
Brazilian Reais                                                490           491
================================================================================

     The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company's anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company's financial instruments, neither a one percentage point adverse change in interest rates from 2001 levels nor a 10% adverse change in foreign currency rates from 2001 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease and debt obligations. In addition, the Company has long-term contractual revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with our borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company's contractual obligations and their aggregate maturities as well as future minimum contractual rent payments due to the Company under existing franchise arrangements as of December 31, 2001 (see discussions of cash flows, financial position and capital resources in

                                                      McDonald's Corporation  19

Management's discussion and analysis as well as the Notes to the consolidated financial statements for further details):

--------------------------------------------------------------------------------
Contractual cash flows
--------------------------------------------------------------------------------

                                          Outflows                       Inflows
                     -----------------------------        ----------------------
                     Operating                Debt            Minimum rent under
IN MILLIONS             leases         obligations/(1)/   franchise arrangements
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
2002                    $  841              $  363                       $ 1,669
2003                       815                 796                         1,651
2004                       779               1,621                         1,624
2005                       722               1,072                         1,576
2006                       690                 844                         1,532
Thereafter               6,069               4,128                        13,368
--------------------------------------------------------------------------------
Total                   $9,916              $8,824                       $21,420
================================================================================

(1) The maturities reflect reclassifications of short-term obligations to long-term obligations of $750 million in 2004 and $500 million in 2007 as they are supported by long-term line of credit agreements. Debt obligations do not include $94 million of fair value adjustments recorded as a result of SFAS No.133, Accounting for Derivative Instruments and Hedging Activities.

     In addition to long-term obligations, the Company had certain other commitments at December 31, 2001. In connection with its share repurchase program, the Company had 12.2 million common equity put options outstanding at December 31, 2001, with a total exercise price of $350 million, of which 3.0 million were exercised in February 2002 at a cost of $87 million. The remaining options expire at various dates through November 2002 with exercise prices between $26.37 and $30.23. In addition, the Company entered into equity forward contracts, in connection with its share repurchase program, totaling $151 million for 5.5 million shares that settled in March 2002. The Company also guaranteed certain affiliate and other loans totaling $148 million.

Other matters
================================================================================
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on pages 26-28), the following policies involve a higher degree of judgment and/or complexity.

Property and equipment

Property and equipment are depreciated or amortized over their useful lives based on management's estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends.

Asset impairment

In assessing the recoverability of the Company's fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Restructuring and litigation accruals

In 2001, the Company recorded a $200 million pretax special charge related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The accrual recorded included estimates pertaining to employee termination costs and remaining lease obligations for closed facilities. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

     From time to time, the Company is subject to proceedings, lawsuits and other claims primarily related to franchisees, suppliers, employees, customers and competitors. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

Financial instruments

The Company's derivatives are recorded in the Consolidated balance sheet at fair value. Fair value is estimated using various pricing models or discounted cash flow analyses that incorporate quoted market prices. The use of different pricing models or assumptions could produce different results.

Income taxes

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

20   McDonald's Corporation

     Deferred U.S. income taxes have not been recorded for basis differences totaling $2.7 billion related to investments in certain foreign subsidiaries or affiliates. The basis differences consist primarily of undistributed earnings considered permanently invested in the businesses. If management's intentions change in the future, deferred taxes may need to be provided.

     In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

NEW ACCOUNTING STANDARDS

Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No.141, Business Combinations, effective for acquisitions initiated on or after July 1, 2001, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No.142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company began applying the new rules on accounting for goodwill and other intangible assets January 1, 2002. Application of the nonamortization provisions of SFAS No.142 would have increased 2001 net income by approximately $30 million ($0.02 per share) and is expected to result in a similar increase in 2002. The Company is performing the first of required goodwill impairment tests as of January 1, 2002, and expects to record a non-cash charge of about $100 million after tax ($0.08 per share), primarily in certain Latin American markets. The impairment charge required to be recognized upon adoption of SFAS No.142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Long-lived assets

In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides additional guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the new rules as of January 1, 2002, and the adoption will not have a material effect on the Company's results of operations or financial position.

EFFECTS OF CHANGING PRICES--INFLATION

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings--many of which are at fixed costs and partly financed by debt made less expensive by inflation. In hyperinflationary markets, menu board prices typically are adjusted to keep pace with inflation, mitigating the effect on reported results.

EURO CONVERSION

Twelve member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since January 1, 2002, the new Euro-denominated notes and coins are in circulation, and legacy currencies have been withdrawn from circulation. The Company has restaurants located in all member countries, and the conversion to the Euro has eliminated currency exchange rate risk for transactions among the member countries, which for the Company primarily consists of payments to suppliers. In addition, because the Company uses foreign-denominated debt and derivatives to meet its financing requirements and to reduce its foreign currency risks, certain of these financial instruments are denominated in Euro. The Company successfully addressed all issues involved with converting to the new currency, and the conversion did not have a significant impact on its financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: the effectiveness of operating initiatives and advertising and promotional efforts as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and qualitative disclosures about market risk
================================================================================

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, pages 17-18 of this Form 10-K.

                                                      McDonald's Corporation  21


Item 8. Financial statements and supplementary data
================================================================================


Index to consolidated financial statements
====================================================================================================================================
                                                                                                                      PAGE REFERENCE
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Consolidated statement of income for each of the three years in the period ended December 31, 2001                                22
Consolidated balance sheet at December 31, 2001 and 2000                                                                          23
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2001                            24
Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2001                  25
Notes to consolidated financial statements                                                                                        26
Quarterly results (unaudited)                                                                                                     35
Management's report                                                                                                               36
Report of independent auditors                                                                                                    36
------------------------------------------------------------------------------------------------------------------------------------

22 McDonald's Corporation

Consolidated statement of income

===================================================================================================================

IN MILLIONS, EXCEPT PER SHARE DATA                    Years ended December 31, 2001            2000            1999
===================================================================================================================
Revenues
Sales by Company-operated restaurants                                     $11,040.7       $10,467.0       $ 9,512.5
Revenues from franchised and affiliated restaurants                         3,829.3         3,776.0         3,746.8
-------------------------------------------------------------------------------------------------------------------
   Total revenues                                                          14,870.0        14,243.0        13,259.3
-------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Food and packaging                                                          3,802.1         3,557.1         3,204.6
Payroll and employee benefits                                               2,901.2         2,690.2         2,418.3
Occupancy and other operating expenses                                      2,750.4         2,502.8         2,206.7
-------------------------------------------------------------------------------------------------------------------
   Total Company-operated restaurant expenses                               9,453.7         8,750.1         7,829.6
-------------------------------------------------------------------------------------------------------------------
Franchised restaurants-occupancy expenses                                     800.2           772.3           737.7
Selling, general & administrative expenses                                  1,661.7         1,587.3         1,477.6
Special charge-global change initiatives                                      200.0
Other operating (income) expense, net                                          57.4          (196.4)         (105.2)
-------------------------------------------------------------------------------------------------------------------
   Total operating costs and expenses                                      12,173.0        10,913.3         9,939.7
-------------------------------------------------------------------------------------------------------------------
Operating income                                                            2,697.0         3,329.7         3,319.6
-------------------------------------------------------------------------------------------------------------------
Interest expense-net of capitalized interest of $15.2, $16.3 and $14.3        452.4           429.9           396.3
McDonald's Japan IPO gain                                                    (137.1)
Nonoperating expense, net                                                      52.0            17.5            39.2
-------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                    2,329.7         2,882.3         2,884.1
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                    693.1           905.0           936.2
-------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,636.6       $ 1,977.3       $ 1,947.9
===================================================================================================================
Net income per common share                                               $    1.27       $    1.49       $    1.44
Net income per common share-diluted                                       $    1.25       $    1.46       $    1.39
-------------------------------------------------------------------------------------------------------------------
Dividends per common share                                                $     .23       $     .22       $     .20
-------------------------------------------------------------------------------------------------------------------
Weighted-average shares                                                     1,289.7         1,323.2         1,355.3
Weighted-average shares-diluted                                             1,309.3         1,356.5         1,404.2
===================================================================================================================
See notes to consolidated financial statements.


                                                       McDonald's Corporation 23

Consolidated balance sheet
=============================================================================================================

IN MILLIONS, EXCEPT PER SHARE DATA                                   December 31, 2001                   2000
=============================================================================================================
Assets
Current assets
Cash and equivalents                                                         $   418.1              $   421.7
Accounts and notes receivable                                                    881.9                  796.5
Inventories, at cost, not in excess of market                                    105.5                   99.3
Prepaid expenses and other current assets                                        413.8                  344.9
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                   1,819.3                1,662.4
-------------------------------------------------------------------------------------------------------------
Other assets
Investments in and advances to affiliates                                        990.2                  824.2
Goodwill, net                                                                  1,419.8                1,278.2
Miscellaneous                                                                  1,015.7                  871.1
-------------------------------------------------------------------------------------------------------------
        Total other assets                                                     3,425.7                2,973.5
-------------------------------------------------------------------------------------------------------------
Property and equipment
Property and equipment, at cost                                               24,106.0               23,569.0
Accumulated depreciation and amortization                                     (6,816.5)              (6,521.4)
-------------------------------------------------------------------------------------------------------------
        Net property and equipment                                            17,289.5               17,047.6
-------------------------------------------------------------------------------------------------------------
Total assets                                                                 $22,534.5              $21,683.5
=============================================================================================================
Liabilities and shareholders' equity
Current liabilities
Notes payable                                                                $   184.9              $   275.5
Accounts payable                                                                 689.5                  684.9
Income taxes                                                                      20.4                   92.2
Other taxes                                                                      180.4                  195.5
Accrued interest                                                                 170.6                  149.9
Other accrued liabilities                                                        824.9                  608.4
Current maturities of long-term debt                                             177.6                  354.5
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                              2,248.3                2,360.9
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 8,555.5                7,843.9
Other long-term liabilities and minority interests                               629.3                  489.5
Deferred income taxes                                                          1,112.2                1,084.9
Common equity put options and forward contracts                                  500.8                  699.9
Shareholders' equity
Preferred stock, no par value; authorized--165.0 million shares;
issued-none
Common stock, $.01 par value; authorized--3.5 billion shares;
   issued-1,660.6 million shares                                                  16.6                   16.6
Additional paid-in capital                                                     1,591.2                1,441.8
Unearned ESOP compensation                                                      (106.7)                (115.0)
Retained earnings                                                             18,608.3               17,259.4
Accumulated other comprehensive income                                        (1,708.8)              (1,287.3)
Common stock in treasury, at cost; 379.9 and 355.7 million shares             (8,912.2)              (8,111.1)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                9,488.4                9,204.4
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $22,534.5              $21,683.5
=============================================================================================================

See notes to consolidated financial statements.

24 McDonald's Corporation

Consolidated statement of cash flows
============================================================================================================


IN MILLIONS                                       Years ended December 31, 2001           2000          1999
============================================================================================================
Operating activities
Net income                                                            $ 1,636.6      $ 1,977.3     $ 1,947.9
Adjustments to reconcile to cash provided by operations
    Depreciation and amortization                                       1,086.3        1,010.7         956.3
    Deferred income taxes                                                 (87.6)          60.5          52.9
    Changes in operating working capital items
      Accounts receivable                                                (104.7)         (67.2)        (81.9)
      Inventories, prepaid expenses and other current assets              (62.9)         (29.6)        (47.7)
      Accounts payable                                                     10.2           89.7         (23.9)
      Taxes and other liabilities                                         160.0          (45.8)        270.4
    Other                                                                  50.4         (244.1)        (65.1)
------------------------------------------------------------------------------------------------------------
      Cash provided by operations                                       2,688.3        2,751.5       3,008.9
------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment expenditures                                    (1,906.2)      (1,945.1)     (1,867.8)
Purchases of restaurant businesses                                       (331.6)        (425.5)       (340.7)
Sales of restaurant businesses and property                               375.9          302.8         262.4
Other                                                                    (206.3)        (144.8)       (315.7)
------------------------------------------------------------------------------------------------------------
      Cash used for investing activities                               (2,068.2)      (2,212.6)     (2,261.8)
------------------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                                   (248.0)          59.1         116.7
Long-term financing issuances                                           1,694.7        2,381.3         902.5
Long-term financing repayments                                           (919.4)        (761.9)       (682.8)
Treasury stock purchases                                               (1,068.1)      (2,023.4)       (891.5)
Common stock dividends                                                   (287.7)        (280.7)       (264.7)
Other                                                                     204.8           88.9         193.0
------------------------------------------------------------------------------------------------------------
      Cash used for financing activities                                 (623.7)        (536.7)       (626.8)
------------------------------------------------------------------------------------------------------------
Cash and equivalents increase (decrease)                                   (3.6)           2.2         120.3
------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of year                                 421.7          419.5         299.2
------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                   $   418.1      $   421.7     $   419.5
============================================================================================================
Supplemental cash flow disclosures
Interest paid                                                         $   446.9      $   469.7     $   411.5
Income taxes paid                                                         773.8          854.2         642.2
============================================================================================================

See notes to consolidated financial statements.

                                                       McDonald's Corporation 25


Consolidated statement of shareholders' equity
===================================================================================================================================
                                                                                    Accumulated other
                                                                                 comprehensive income
                                                                                 --------------------
                                      Common  Stock    Addi-  Unearned           Deferred    Foreign        Common stock      Total
                                             issued   tional      ESOP            hedging   currency         in treasury     share-
IN MILLIONS,                          -------------  paid-in   compen-  Retained  adjust-     trans-   -----------------    holders'
EXCEPT PER SHARE DATA                 Shares Amount  capital    sation  earnings     ment     lation   Shares     Amount     equity
===================================================================================================================================
Balance at December 31,1998          1,660.6  $16.6  $ 989.2  $ (148.7) $13,879.6  $   --   $ (522.5)  (304.4) $(4,749.5)  $9,464.7
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                1,947.9                                           1,947.9
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $53.5)                                                                    (364.3)                        (364.3)
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                                                     1,583.6
-----------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.20 per share)                                                           (264.7)                                           (264.7)
-----------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                 15.8                                                         15.8
-----------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases                                                                                (24.2)    (932.7)    (932.7)
-----------------------------------------------------------------------------------------------------------------------------------
Common equity put option
issuances and expirations, net                                                                                    (665.9)    (665.9)
-----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $185.3)                     299.1      (0.4)                                  18.8      139.6      438.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         1,660.6   16.6  1,288.3    (133.3)  15,562.8      --     (886.8)  (309.8)  (6,208.5)   9,639.1
===================================================================================================================================
Net income                                                                1,977.3                                           1,977.3
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $65.1)                                                                    (400.5)                        (400.5)
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                                                     1,576.8
-----------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.22 per share)                                                           (280.7)                                           (280.7)
-----------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                 20.1                                                         20.1
-----------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases                                                                                (56.7)  (2,002.2)  (2,002.2)
-----------------------------------------------------------------------------------------------------------------------------------
Common equity put option
issuances and expirations, net                                                                                      25.5       25.5
-----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $80.3)                      153.5      (1.8)                                  10.8       74.1      225.8
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000         1,660.6   16.6  1,441.8    (115.0)  17,259.4      --   (1,287.3)  (355.7)  (8,111.1)   9,204.4
===================================================================================================================================
Net income                                                                1,636.6                                           1,636.6
-----------------------------------------------------------------------------------------------------------------------------------
Translation adjustments
(including taxes of $65.7)                                                                    (412.2)                        (412.2)
-----------------------------------------------------------------------------------------------------------------------------------
SFAS No. 133 transition adjustment
(including tax benefits of $9.2)                                                    (17.0)                                    (17.0)
-----------------------------------------------------------------------------------------------------------------------------------
Fair value adjustments-cash flow
hedges (including taxes of $1.4)                                                      7.7                                       7.7
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                                                     1,215.1
-----------------------------------------------------------------------------------------------------------------------------------
Common stock cash dividends
($.23 per share)                                                           (287.7)                                           (287.7)
-----------------------------------------------------------------------------------------------------------------------------------
ESOP loan payment                                                  8.0                                                          8.0
-----------------------------------------------------------------------------------------------------------------------------------
Treasury stock purchases                                                                                (36.1)  (1,090.2)  (1,090.2)
-----------------------------------------------------------------------------------------------------------------------------------
Common equity put option
issuances and expirations, net
and forward contracts                                                                                              199.2      199.2
-----------------------------------------------------------------------------------------------------------------------------------
Stock option exercises and other
(including tax benefits of $70.0)                      149.4       0.3                                   11.9       89.9      239.6
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001         1,660.6  $16.6 $1,591.2  $ (106.7) $18,608.3  $ (9.3) $(1,699.5)  (379.9) $(8,912.2)  $9,488.4
===================================================================================================================================

See notes to consolidated financial statements.

26 McDonald's Corporation

Notes to consolidated financial statements
================================================================================

Summary of significant accounting policies
================================================================================

NATURE OF BUSINESS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company operates other restaurant concepts under its Partner Brands: Aroma Cafe, Boston Market, Chipotle and Donatos Pizzeria. In addition, the Company has a minority ownership in Pret A Manger. In fourth quarter 2001, the Company approved a plan to dispose of its Aroma Cafe business in the U.K. and expects to complete the sale in the first half of 2002.

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

REVENUE RECOGNITION

Sales by Company-operated restaurants are recognized on a cash basis. Revenues from franchised and affiliated restaurants include continuing rent and service fees as well as initial fees. Continuing fees are recognized in the period earned. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

FOREIGN CURRENCY TRANSLATION

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for a small number of countries with hyperinflationary economies, where the functional currency is the U.S. Dollar.

ADVERTISING COSTS

Production costs for radio and television advertising, which are primarily in the U.S., are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general & administrative expenses were (in millions): 2001-$600.9; 2000-$595.3; 1999-$522.9.

STOCK-BASED COMPENSATION

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No.25 and includes pro forma information in the stock options note, as provided by Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings-up to 40 years; leasehold improvements-the lesser of useful lives of assets or lease terms including option periods; and equipment-three to 12 years.

GOODWILL

Goodwill represents the excess of cost over the value of net tangible assets of acquired restaurant businesses and, for acquisitions prior to July 1, 2001, is amortized using the straight-line method over an average life of about 30 years.

     In June 2001, the Financial Accounting Standards Board issued SFAS No.141, Business Combinations, effective for acquisitions initiated on or after July 1, 2001, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No.142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company began applying the new rules on accounting for goodwill and other intangible assets January 1, 2002. Application of the nonamortization provisions of SFAS No.142 would have increased 2001 net income by approximately $30 million ($0.02 per share) and is expected to result in a similar increase in 2002.

     In the first quarter of 2002, the Company is performing the first of required goodwill impairment tests as of January 1, 2002. The impairment test compares the fair value of a reporting unit, generally based on discounted cash flows, with its carrying amount including goodwill (we have defined reporting units as each individual country for McDonald's restaurant business and each individual Partner Brand). If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the fair value of reporting unit goodwill and the carrying amount of the goodwill.

     Based on the Company's preliminary analysis, the Company expects to record a non-cash goodwill impairment charge of about $100 million after tax ($0.08 per share), primarily in certain Latin American markets. Any impairment

                                                      McDonald's Corporation  27


that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

LONG-LIVED ASSETS

In accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of reviewing McDonald's restaurant assets for potential impairment, assets are grouped together at a television market level in the U.S. and at a country level for each of the international markets. For Partner Brands, assets are grouped by each individual brand. If an indicator of impairment (e.g., negative operating cash flows for the most recent calendar year) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If a restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.

     Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal. Generally, such losses relate to either restaurants that have closed and ceased operations or businesses that are available for sale.

     In August 2001, the Financial Accounting Standards Board issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides additional guidance on the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt the new rules as of January 1, 2002, and the adoption will not have a material effect on the Company's results of operations or financial position.

FINANCIAL INSTRUMENTS

The Company generally borrows on a long-term basis and is exposed to the impact of interest-rate changes and foreign currency fluctuations. In managing the impact of these changes, the Company uses interest-rate exchange agreements and finances in the currencies in which assets are denominated. The Company uses foreign currency denominated debt and derivatives to hedge foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on net income and shareholders' equity. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

     The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2001 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2001, neither the Company nor its counterparties was required to post collateral for any obligation.

     Effective January 1, 2001, the Company adopted SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No.133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

     The Company recorded a transition adjustment at January 1, 2001 related to cash flow hedges, which reduced accumulated other comprehensive income in shareholders' equity by $17.0 million, after tax. This adjustment was primarily related to interest-rate exchange agreements used to lock in long-term borrowing rates. The cumulative effect of adopting SFAS No.133 at January 1, 2001 was not material to the Company's statement of income.

     All derivatives, primarily interest-rate exchange agreements and foreign currency exchange agreements, were classified in the Company's Consolidated balance sheet at December 31, 2001 as either miscellaneous other assets or other long-term liabilities (excluding accrued interest) and totaled $212.6 million and $134.2 million, respectively.

Fair value hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair value of an asset or a liability, or an identified portion thereof, which is attributable to a particular risk. The types of fair value hedges the Company enters into include: (1) interest-rate exchange agreements to convert a portion of its fixed-rate debt to floating-rate debt and (2) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in floating-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

     For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items are recognized in current earnings. During the year ended December 31, 2001, there was no significant impact to the Company's earnings related to the ineffective portion of fair value hedging instruments.

Cash flow hedges

The Company enters into cash flow hedges to mitigate the exposure to variability in expected future cash flows attributable to a particular risk. The types of cash flow hedges

28 McDonald's Corporation

the Company enters into include: (1) interest-rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest-rate changes on future interest expense, (2) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows such as royalties and other payments denominated in foreign currencies, and (3) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

     For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. During the year ended December 31, 2001, there was no significant impact to the Company's earnings related to the ineffective portion of cash flow hedging instruments.

     Subsequent to the transition adjustment recorded at January 1, 2001, the Company recorded increases to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders' equity of $7.7 million, after tax, related to cash flow hedges during the year ended December 31, 2001. Based on interest rates and foreign currency exchange rates at December 31, 2001, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders' equity at December 31, 2001, will be recognized in earnings in 2002 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2001 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2011.

Hedges of net investments in foreign operations

The Company uses forward foreign exchange contracts and foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income.

     During the year ended December 31, 2001, the Company recorded increases in translation adjustments in accumulated other comprehensive income of $168.5 million, after tax, related primarily to foreign currency denominated debt designated as hedges of net investments.

COMMON EQUITY PUT OPTIONS AND FORWARD CONTRACTS

During 2001, 2000 and 1999, the Company sold 12.2 million, 16.8 million and 27.0 million common equity put options, respectively, in connection with its share repurchase program. Premiums received are recorded in shareholders' equity as a reduction of the cost of treasury stock purchased and were $31.8 million in 2001, $56.0 million in 2000 and $97.5 million in 1999. At December 31, 2001,
12.2 million common equity put options were outstanding. The options expire at various dates through November 2002 at exercise prices between $26.37 and $30.23. At December 31, 2001, the $350.0 million total exercise price of these outstanding options was classified in common equity put options and forward contracts in the Consolidated balance sheet, and the related offset was recorded in common stock in treasury, net of the premiums received.

     During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. The forward contracts, for 5.5 million shares, settle in March 2002 and have an average purchase price of $27.41. At December 31, 2001, the $150.8 million total purchase price of these outstanding forward contracts was classified in common equity put options and forward contracts, and the related offset was recorded in common stock in treasury.

SALES OF STOCK BY SUBSIDIARIES AND AFFILIATES

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting gain or loss in nonoperating (income) expense.

PER COMMON SHARE INFORMATION

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2001-19.6; 2000-33.3; 1999-48.9. Stock options that were not included in dilutive weighted-average shares because they would have been antidilutive were (in millions of shares): 2001-83.1; 2000-49.2; 1999-9.9. The dilutive effect of common equity put options and forward contracts was not significant.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

                                                      McDonald's Corporation 29

Other operating (income) expense, net

===============================================================================
-------------------------------------------------------------------------------
IN MILLIONS                                           2001       2000      1999
===============================================================================
Gains on sales of restaurant businesses            $(112.4)   $ (86.9)  $ (75.0)
Equity in earnings of unconsolidated affiliates      (61.5)    (120.9)   (138.3)
Charges for underperforming restaurant closings       91.2
Asset impairment charges                              44.0
Other, net                                            96.1       11.4     108.1
-------------------------------------------------------------------------------
Other operating (income) expense, net              $  57.4    $(196.4)  $(105.2)
===============================================================================

CHARGES FOR UNDERPERFORMING RESTAURANT CLOSINGS
In third and fourth quarters 2001, the Company recorded $91.2 million of pretax charges ($68.8 million after tax) related to the closing of 163 underperforming restaurants in international markets. The charges primarily consist of asset write-offs and lease termination payments.

ASSET IMPAIRMENT CHARGES
In second quarter 2001, the Company recorded a $24.0 million asset impairment charge (pre and after tax) due to an assessment of the ongoing impact of significant currency devaluation on McDonald's cash flows in Turkey.

     In fourth quarter 2001, the Company recorded a pretax charge of $20.0 million ($13.6 million after tax) related to the anticipated disposal of Aroma Cafe in the U.K.

OTHER, NET
Other, net includes miscellaneous operating income and expense items including net gains or losses from property dispositions, provisions for bad debts and other transactions related to franchising and the food service business.

    In third quarter 2001, the Company recorded a pretax charge of $17.4 million ($12.0 million after tax) primarily related to the write-off of certain technology costs in the Corporate segment.

    In fourth quarter 2001, the Company recorded a pretax charge of $25.0 million ($17.0 million after tax) in the U.S. primarily related to unrecoverable costs incurred in connection with the theft of winning game pieces from the Company's Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty-one people (none of whom were Company employees) were subsequently indicted on conspiracy and mail fraud charges.

    In 1999, the Company wrote off $24.0 million ($16.3 million after tax) of software not used in the business.

Special charge-global change initiatives
================================================================================
In fourth quarter 2001, the Company recorded a $200.0 million pretax special charge ($136.1 million after tax) related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The changes and initiatives are designed to improve the customer experience and grow McDonald's global business. The changes in the U.S. included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions and improve efficiency. In addition, the U.S. business introduced a variety of initiatives designed to improve the restaurant experience including accelerated operations training, restaurant simplification, incentives for outstanding restaurant operations and an enhanced national restaurant evaluation system.

    In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets.

    The special charge consisted of $114.4 million of severance and other employee-related costs; $68.8 million of lease cancellation and other costs related to the closing of region and division facilities; and $16.8 million of other cash costs, primarily consisting of payments made to facilitate a timely and smooth change of ownership from franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future.

    Of the original $200.0 million pretax special charge, the remaining accrual of approximately $126.0 million at year-end 2001 primarily related to employee severance and lease payments for facilities that have been closed and was included in other accrued liabilities in the Consolidated balance sheet. Employee severance is paid in installments over a period of up to one year after termination, and the remaining lease payments for facilities that have been closed will be paid through 2010. No significant adjustments have been made to the original plan approved by management.

McDonald's Japan initial public offering (IPO) gain
================================================================================
In third quarter 2001, McDonald's Japan, the Company's largest market in the Asia/Pacific, Middle East and Africa segment, completed an IPO of 12 million shares at an offering price of 4,300 Yen per share ($34.77 per share). The Company owns 50% of McDonald's Japan while the Company's partner Den Fujita and his family now own approximately 26% and continue to be involved in the business. The Company recorded a $137.1 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

Franchise arrangements
================================================================================
Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees as well as continuing rent and service fees to the Company based upon a percent of sales, with minimum rent payments. McDonald's franchisees are granted the right to operate a restaurant using the McDonald's system and, in certain cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Franchisees in the U.S. generally have the option to own

30 McDonald's Corporation

new restaurant buildings, while leasing the land from McDonald's. In addition, franchisees outside the U.S. generally pay a refundable, noninterest-bearing security deposit. Foreign affiliates pay a royalty to the Company based upon a percent of sales.

     The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

     Revenues from franchised and affiliated restaurants consisted of:

--------------------------------------------------------------------------------
IN MILLIONS                                  2001          2000           1999
================================================================================
Minimum rents                           $ 1,477.9     $ 1,465.3      $ 1,473.8
Percent rent and service fees             2,290.2       2,247.0        2,208.8
Initial fees                                 61.2          63.7           64.2
--------------------------------------------------------------------------------
Revenues from franchised
and affiliated restaurants              $ 3,829.3     $ 3,776.0      $ 3,746.8
================================================================================

     Future minimum rent payments due to the Company under existing franchise arrangements are:

--------------------------------------------------------------------------------
                                            Owned        Leased
IN MILLIONS                                 sites         sites           Total
================================================================================
2002                                    $   948.7      $  707.5       $ 1,656.2
2003                                        935.9         701.4         1,637.3
2004                                        920.3         689.3         1,609.6
2005                                        895.7         666.7         1,562.4
2006                                        870.8         647.2         1,518.0
Thereafter                                7,384.0       5,771.9        13,155.9
--------------------------------------------------------------------------------
Total minimum payments                  $11,955.4      $9,184.0       $21,139.4
================================================================================

     At December 31, 2001, net property and equipment under franchise arrangements totaled $9.0 billion (including land of $2.7 billion) after deducting accumulated depreciation and amortization of $3.4 billion.

Income taxes
================================================================================

Income before provision for income taxes, classified by source of income, was as follows:

--------------------------------------------------------------------------------
IN MILLIONS                                  2001          2000            1999
================================================================================
U.S.                                     $  958.2      $1,280.6        $1,222.2
Outside the U.S.                          1,371.5       1,601.7         1,661.9
--------------------------------------------------------------------------------
Income before provision for
income taxes                             $2,329.7      $2,882.3        $2,884.1
================================================================================

     The provision for income taxes, classified by the timing and location of payment, was as follows:

--------------------------------------------------------------------------------
IN MILLIONS                                  2001          2000            1999
================================================================================
U.S. federal                              $ 357.3       $ 361.1         $ 347.4
U.S. state                                   59.7          77.0            68.9
Outside the U.S.                            363.7         406.4           467.0
--------------------------------------------------------------------------------
   Current tax provision                    780.7         844.5           883.3
--------------------------------------------------------------------------------
U.S. federal                                 57.7          75.2            31.3
U.S. state                                    4.3           9.5            12.3
Outside the U.S.                           (149.6)        (24.2)            9.3
--------------------------------------------------------------------------------
   Deferred tax provision/(1)/             (87.6)          60.5            52.9
--------------------------------------------------------------------------------
Provision for income taxes                $ 693.1       $ 905.0         $ 936.2
================================================================================

(1) Includes the one-time benefit of tax law changes in certain international markets: 2001-$(147.3) million; amounts in 2000 and 1999 were not significant.

     Net deferred tax liabilities consisted of:

--------------------------------------------------------------------------------
IN MILLIONS                                     December 31, 2001          2000
================================================================================
Property and equipment basis differences                $ 1,304.4     $ 1,202.6
Other                                                       429.9         353.3
--------------------------------------------------------------------------------
   Total deferred tax liabilities                         1,734.3       1,555.9
--------------------------------------------------------------------------------
Deferred tax assets before valuation allowance/(1)/        (899.9)       (646.9)
Valuation allowance                                         180.1         124.0
--------------------------------------------------------------------------------
Net deferred tax liabilities/(2)/                       $ 1,014.5     $ 1,033.0
================================================================================

(1) Includes tax effects of loss carryforwards (in millions): 2001-$166.0; 2000-$129.4, and foreign tax credit carryforwards: 2001-$21.6; 2000-$41.2.

(2) Net of current tax assets included in prepaid expenses and other current assets in the Consolidated balance sheet (in millions): 2001-$97.7; 2000-$51.9.


     The statutory U.S. federal income tax rate reconciled to the effective income tax rates as follows:

--------------------------------------------------------------------------------
                                             2001          2000            1999
================================================================================
Statutory U.S. federal income tax rate       35.0%         35.0%           35.0%
State income taxes, net of related
federal income tax benefit                    1.8           1.9             1.8
Benefits and taxes related to
foreign operations/(1)/                      (7.8)         (4.8)           (4.4)
Other, net                                     .8           (.7)             .1
--------------------------------------------------------------------------------
Effective income tax rates                   29.8%         31.4%           32.5%
================================================================================

(1)  Includes the one-time benefit of tax law changes.

     Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $2.7 billion at December 31, 2001, and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Segment and geographic information
================================================================================
The Company operates in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company's share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 2001-$607.7; 2000-$603.6; 1999-$568.3.

     Segment information reflects the Company's current management structure. The new APMEA segment includes results for McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa. The Partner Brands segment includes results for Aroma Cafe, Boston Market, Chipotle, Donatos and Pret A Manger. In addition, U.S. and Corporate selling, general & administrative

                                                       McDonald's Corporation 31

expenses have been restated to reflect a realignment of certain home office departments' responsibilities.

     Corporate general & administrative expenses are included in the corporate segment of operating income and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, supply chain management and training. Corporate assets include corporate cash and equivalents, asset portions of financing instruments, home office facilities and deferred tax assets.

-----------------------------------------------------------------------------------
IN MILLIONS                                    2001            2000            1999
===================================================================================
U.S.                                      $ 5,395.6       $ 5,259.1       $ 5,093.0
Europe                                      4,751.8         4,753.9         4,924.9
APMEA                                       2,203.3         2,101.8         1,928.8
Latin America                                 971.3           949.3           680.3
Canada                                        608.1           615.1           575.6
Partner Brands                                939.9           563.8            56.7
-----------------------------------------------------------------------------------
Total revenues                            $14,870.0       $14,243.0       $13,259.3
===================================================================================
U.S.                                      $ 1,622.5       $ 1,795.7       $ 1,678.6
Europe                                      1,063.2         1,180.1         1,256.5
APMEA                                         325.0           451.2           433.5
Latin America                                  10.9           102.3           133.0
Canada                                        123.7           126.3           113.3
Partner Brands                                (66.5)          (41.5)           (7.5)
Corporate                                    (381.8)         (284.4)         (287.8)
-----------------------------------------------------------------------------------
Total operating income                    $ 2,697.0/(1)/  $ 3,329.7       $ 3,319.6
===================================================================================
U.S.                                      $ 8,213.7       $ 7,798.1       $ 7,607.4
Europe                                      7,139.1         7,083.7         6,966.8
APMEA                                       3,144.5         2,983.4         3,030.5
Latin America                               1,898.3         1,855.6         1,477.5
Canada                                        574.2           552.0           573.6
Partner Brands                                637.1           450.7           203.2
Corporate                                     927.6           960.0         1,124.2
-----------------------------------------------------------------------------------
Total assets                              $22,534.5       $21,683.5       $20,983.2
===================================================================================
U.S.                                      $   545.9         $ 468.6         $ 426.4
Europe                                        635.8           797.6           881.8
APMEA                                         275.7           253.5           221.3
Latin America                                 197.5           245.7           213.2
Canada                                         80.4            52.5            63.0
Partner Brands                                153.3            79.6            16.4
Corporate                                      17.6            47.6            45.7
-----------------------------------------------------------------------------------
Total capital expenditures                $ 1,906.2       $ 1,945.1       $ 1,867.8
===================================================================================
U.S.                                      $   449.9         $ 417.6       $   399.7
Europe                                        313.7           296.5           305.2
APMEA                                         133.2           129.8           123.5
Latin America                                  79.3            69.4            45.5
Canada                                         32.9            34.9            35.3
Partner Brands                                 36.8            16.6             2.3
Corporate                                      40.5            45.9            44.8
-----------------------------------------------------------------------------------
Total depreciation and amortization       $ 1,086.3       $ 1,010.7       $   956.3
===================================================================================

(1) Includes $377.6 million of pretax special charges (U.S.-$181.0; Europe-$45.8; APMEA-$41.5; Latin America-$40.4; Canada-$9.8; Partner Brands-$24.9 and Corporate-$34.2) primarily related to the U.S. business reorganization and other global change initiatives, the closing of 163 underperforming restaurants in international markets and asset impairment charges. See other operating (income) expense, net and special charge-global change initiatives notes for further discussion.

     Total long-lived assets, primarily property and equipment and goodwill, were (in millions)--Consolidated: 2001-$20,355.3; 2000-$19,798.3;
1999-$19,082.8. U.S. based: 2001-$8,670.4; 2000-$8,373.2; 1999-$7,984.9.


Leasing arrangements
================================================================================

At December 31, 2001, the Company was lessee at 6,866 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 7,089 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering offices and vehicles.

     Future minimum payments required under existing operating leases with initial terms of one year or more are:

--------------------------------------------------------------------------------
IN MILLIONS                          Restaurant       Other          Total
================================================================================
2002                                   $  772.3      $ 69.1       $  841.4
2003                                      756.8        57.7          814.5
2004                                      731.1        48.2          779.3
2005                                      681.1        41.1          722.2
2006                                      653.5        36.4          689.9
Thereafter                              5,901.6       166.8        6,068.4
--------------------------------------------------------------------------------
Total minimum payments                 $9,496.4      $419.3       $9,915.7
================================================================================

     Rent expense was (in millions): 2001-$958.6; 2000-$886.4; 1999-$796.3.
These amounts included percent rents in excess of minimum rents (in millions):
2001-$119.6; 2000-$133.0; 1999-$117.1.

Debt financing
================================================================================

LINE OF CREDIT AGREEMENTS
At December 31, 2001, the Company had several line of credit agreements with various banks totaling $1.3 billion, all of which remained unused at year-end 2001. Subsequent to year end, the Company renegotiated these line of credit agreements as follows: a $750.0 million line expiring in 2003 with a term of 364 days and fees of .045% per annum on the total commitment, with a feature that allows the Company to convert the borrowings to a one-year term loan at any time prior to expiration; a $500.0 million line expiring in February 2007 with fees of .065% per annum on the total commitment; and a $25.0 million line expiring in 2003 with a term of 364 days and fees of .07% per annum on the total commitment. Borrowings under the agreements bear interest at one of several specified floating rates selected by the Company at the time of borrowing. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $785.3 million at December 31, 2001; these were principally short term and denominated in various currencies at local market rates of interest.

32 McDonald's Corporation

The weighted-average interest rate of short-term borrowings, consisting of U.S. Dollar and Euro commercial paper and foreign currency bank line borrowings, was 3.4% at December 31, 2001 and 6.9% at December 31, 2000.

FAIR VALUES

At December 31, 2001, the fair value of the Company's debt and notes payable obligations was estimated at $9.1 billion, compared to a carrying amount of $8.9 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

    The carrying amounts for both cash and equivalents and notes receivable approximate fair value. Foreign currency and interest-rate exchange agreements, foreign currency options and forward foreign exchange contracts were recorded in the Consolidated balance sheet at fair value estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. No fair value was estimated for noninterest-bearing security deposits by franchisees, because these deposits are an integral part of the overall franchise arrangements. Given the market value of its common stock and its significant real estate holdings, the Company believes that the fair value of its total assets was substantially higher than the carrying value at December 31, 2001.

ESOP LOANS AND OTHER GUARANTEES

The Company has guaranteed and included in total debt at December 31, 2001 $26.8 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2001, which include $89.1 million of loans from the Company to the ESOP and the $26.8 million of Notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders' equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald's common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

    The Company also has guaranteed certain affiliate and other loans totaling $148.0 million at December 31, 2001.

DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. There are no provisions in the Company's debt obligations that would accelerate repayment of debt as a result of a change in credit ratings. Certain of the Company's debt obligations contain cross-default provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The following table summarizes the Company's debt obligations (the interest rates reflected in the table include the effects of interest-rate and foreign currency exchange agreements):

-------------------------------------------------------------------------------------------
                                               Interest rates(1)     Amounts outstanding
                                                 December 31              December 31
                                      Maturity   -----------       ------------------------
IN MILLIONS OF U.S. DOLLARS            dates     2001   2000          2001           2000
===========================================================================================
Fixed-original issue(2)                          6.2%    6.8%      $ 3,293.8      $ 2,793.2
Fixed-converted via
exchange agreements(3)                           5.3     6.1        (1,829.9)        (351.5)
Floating                                         2.3     6.6         2,364.8          914.1
-------------------------------------------------------------------------------------------
     Total U.S. Dollars              2002-2033                       3,828.7        3,355.8
-------------------------------------------------------------------------------------------
Fixed                                            5.7     5.7           629.7          679.1
Floating                                         3.5     4.8         1,724.9        1,609.6
-------------------------------------------------------------------------------------------
     Total Euro                      2002-2015                       2,354.6        2,288.7
-------------------------------------------------------------------------------------------
Fixed                                            6.1     6.2           698.8          524.6
Floating                                         5.6     7.2           150.3          233.3
-------------------------------------------------------------------------------------------
     Total British Pounds
        Sterling                     2002-2021                         849.1          757.9
-------------------------------------------------------------------------------------------
Fixed                                            4.5     5.5           276.9          346.5
Floating                                         6.2     6.7            58.9           25.7
-------------------------------------------------------------------------------------------
     Total other European
        currencies(4)                2002-2006                         335.8          372.2
-------------------------------------------------------------------------------------------
Fixed                                            2.3     2.7           584.0          589.0
Floating                                         0.1     0.5           227.9          262.4
-------------------------------------------------------------------------------------------
     Total Japanese Yen              2005-2030                         811.9          851.4
-------------------------------------------------------------------------------------------
Fixed                                            7.1     8.6           317.6          322.0
Floating                                         6.2     7.6           300.0          453.5
-------------------------------------------------------------------------------------------
     Total other Asia/Pacific
        currencies(5)                2002-2006                         617.6          775.5
-------------------------------------------------------------------------------------------
Fixed                                            5.8     5.6             3.2            4.1
Floating                                        15.5    12.8            23.2           68.3
-------------------------------------------------------------------------------------------
     Total other currencies          2002-2021                          26.4           72.4
-------------------------------------------------------------------------------------------
Debt obligations before fair
value adjustments(6)                                                 8,824.1        8,473.9
-------------------------------------------------------------------------------------------
Fair value adjustments(7)                                               93.9
-------------------------------------------------------------------------------------------
Total debt obligations                                             $ 8,918.0      $ 8,473.9
===========================================================================================

(1)  Weighted-average effective rate, computed on a semiannual basis.
(2) Includes $150 million of debentures that mature in 2027 ($500 million of debentures in 2000), which are subordinated to senior debt and provide for the ability to defer interest payments up to five years under certain conditions.
(3) A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other interest-rate exchange agreements.
(4) Primarily consists of Swiss Francs, Swedish Kronor and Danish Kroner in 2001 (Swiss Francs in 2000).
(5) Primarily consists of Korean Won, Chinese Renminbi and New Taiwanese Dollars in 2001 (Australian Dollars and New Taiwanese Dollars in 2000).
(6) Aggregate maturities for debt balances at December 31, 2001, before fair value adjustments, were as follows: 2002-$362.5; 2003-$796.4; 2004-$1,621.6; 2005-$1,072.0; 2006-$843.9; and thereafter-$4,127.7. These amounts include reclassifications of short-term obligations to long-term obligations of $750.0 in 2004 and $500.0 in 2007 as they are supported by long-term line of credit agreements discussed on page 31.
(7) Effective January 1, 2001, the Company adopted SFAS 133. As a result, debt obligations are adjusted to fair value to the extent of related hedging instruments. The related hedging instruments are also recorded at fair value in either miscellaneous other assets or long-term liabilities.

                                                       McDonald's Corporation 33

Property and equipment
===============================================================================
Net property and equipment consisted of:
-------------------------------------------------------------------------------
IN MILLIONS                                     December 31, 2001          2000
===============================================================================
Land                                                   $  3,975.6    $  3,932.7
Buildings and improvements on owned land                  8,127.0       8,250.0
Buildings and improvements on leased land                 8,020.2       7,513.3
Equipment, signs and seating                              3,371.7       3,172.2
Other                                                       611.5         700.8
-------------------------------------------------------------------------------
                                                         24,106.0      23,569.0
-------------------------------------------------------------------------------
Accumulated depreciation and amortization                (6,816.5)     (6,521.4)
-------------------------------------------------------------------------------
Net property and equipment                             $ 17,289.5    $ 17,047.6
===============================================================================

    Depreciation and amortization expense was (in millions): 2001-$945.6; 2000-$900.9; 1999-$858.1.

Employee benefit plans
===============================================================================
The Company's Profit Sharing and Savings Plan for U.S.-based employees includes profit sharing, 401(k) and leveraged employee stock ownership (ESOP) features. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. McDonald's executives, staff and restaurant managers participate in additional ESOP allocations and profit sharing contributions, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year.

    Participant 401(k) contributions, profit sharing contributions and any related earnings can be invested in McDonald's common stock or among several other investment alternatives. The Company's matching contributions and ESOP allocations are generally invested in McDonald's common stock. Beginning in first quarter 2002, the Company's matching contributions can be invested in McDonald's common stock or among the other investment alternatives.

    In addition, the Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to make tax-deferred contributions and receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives in the Supplemental Plan include certain of the same investments as the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $301.1 million at December 31, 2001 and $288.8 million at December 31, 2000, and were included in other long-term liabilities in the Consolidated balance sheet.

    The Company has entered into derivative contracts to hedge the changes in these liabilities. At December 31, 2001, derivatives with a fair value of $68.2 million indexed to the Company's stock and $18.5 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in Plan liabilities and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company's stock are recorded in the income statement because the contracts provide the counterparty with a choice of cash settlement or settlement in shares.

    Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions):
2001-$54.6; 2000-$49.6; 1999-$49.4.

    Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2001-$39.7; 2000-$38.1; 1999-$37.2.

    Other postretirement benefits and postemployment benefits, excluding severance benefits related to the global change initiatives, were immaterial.

Stock options
===============================================================================
At December 31, 2001, the Company had five stock-based compensation plans for employees and nonemployee directors. Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the consolidated financial statements for these plans.

    Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and expire 10 years from the grant date. In 2001, the Board of Directors approved a three-year extension to the term of 44.2 million options granted between May 1, 1999 and December 31, 2000 with an exercise price greater than $28.90. Because the market value of the stock was less than the exercise price of the options at the time of extension, no compensation expense was required to be recorded.

    Also in 2001, the Board of Directors approved a special grant of 11.9 million options at a price of $28.90 as an incentive to meet an operating income performance goal for calendar year 2003. The options vest on January 31, 2004, and if the performance goal is met, the options will retain their original 10-year term; otherwise, they will expire on June 30, 2004.

 34 McDonald's Corporation

    At December 31, 2001, the number of shares of common stock reserved for issuance under the plans was 263.5 million including 70.6 million available for future grants. A summary of the status of the Company's plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented in the following table.

---------------------------------------------------------------------------------------------------------
                                               2001                        2000                      1999
                            -----------------------     -----------------------    ----------------------
                                          Weighted-                   Weighted-                 Weighted-
                                            average                     average                   average
                                 Shares    exercise          Shares    exercise         Shares   exercise
Options                     IN MILLIONS       price     IN MILLIONS       price    IN MILLIONS      price
=========================================================================================================
Outstanding at
beginning of year                 175.8      $25.34           164.7      $23.06          164.0    $ 19.32
Granted(1)                         38.6       29.37            26.5       35.16           25.4      40.35
Exercised                         (11.9)      13.70           (10.8)      13.68          (18.8)     13.89
Forfeited                          (9.6)      29.03            (4.6)      27.81           (5.9)     18.01
---------------------------------------------------------------------------------------------------------
Outstanding at
end of year                       192.9      $26.65           175.8      $25.34          164.7    $ 23.06
=========================================================================================================
Exercisable at
end of year                        98.2                        79.3                       69.4
=========================================================================================================

(1) Includes the special grant in 2001 of 11.9 million options discussed on page 33.

    Options granted each year were 3.0%, 2.0% and 1.9% of weighted average common shares outstanding for 2001, 2000 and 1999, representing grants to approximately 15,100, 14,100 and 12,700 employees in those three years.

    When stock options are exercised, shares are issued from treasury stock. The average per share cost of treasury stock issued for option exercises over the last three years was $7.29, while the average option exercise price over this period was $13.79. In addition, stock option exercises resulted in $335.6 million of tax benefits for the Company during the three years ended December 31, 2001.

    The following table presents information related to options outstanding and options exercisable at December 31, 2001, based on ranges of exercise prices.

-----------------------------------------------------------------------------------
                                                                  December 31, 2001
-----------------------------------------------------------------------------------
                                   Options outstanding          Options exercisable
               ---------------------------------------     ------------------------
                                Weighted-
                                  average
                                remaining    Weighted-                    Weighted-
Range               Number    contractual      average          Number      average
of exercise     of options           life     exercise      of options     exercise
prices         IN MILLIONS       IN YEARS        price     IN MILLIONS        price
===================================================================================
  $10 to 15           26.9            1.7      $ 13.58            26.9      $ 13.56
   16 to 23           36.1            4.4        20.64            22.3        20.05
   24 to 34           83.6            7.2        27.25            29.9        25.64
   35 to 46           46.3           10.6        37.85            19.1        38.60
-----------------------------------------------------------------------------------
  $10 to 46          192.9            6.7      $ 26.65            98.2      $ 23.60
===================================================================================

    Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. For pro forma disclosures, the options' estimated fair value was amortized over their expected seven-year life. SFAS No. 123 does not apply to grants before 1995. As a result, the pro forma disclosures for 2000 and 1999 do not include a full seven years of grants and, therefore, may not be indicative of anticipated future disclosures. The fair value for these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options that, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following tables present the pro forma disclosures and the weighted-average assumptions used to estimate the fair value of these options:

---------------------------------------------------------------------------------------------
Pro forma disclosures                                      2001           2000           1999
=============================================================================================
Net income-pro forma IN MILLIONS                      $ 1,481.8      $ 1,842.4      $ 1,844.0
Net income per common share-
pro forma
   Basic                                                   1.15           1.39           1.36
   Diluted                                                 1.13           1.36           1.31
Weighted-average fair value
per option granted                                        10.66          14.11          14.06
=============================================================================================
---------------------------------------------------------------------------------------------
Assumptions                                                2001           2000           1999
---------------------------------------------------------------------------------------------
Expected dividend yield                                     .65%           .65%           .65%
Expected stock price volatility                            29.9%          38.8%          22.9%
Risk-free interest rate                                    5.03%          6.39%          5.72%
Expected life of options IN YEARS                             7              7              7
=============================================================================================

                                                      McDonald's Corporation 35

Quarterly results (unaudited)
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                            Quarters ended             Quarters ended           Quarters ended        Quarters ended
                                               December 31               September 30                  June 30              March 31
------------------------------------------------------------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE DATA       2001         2000         2001          2000        2001         2000       2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                    $10,112.7     $9,924.5    $10,629.2     $10,512.4   $10,238.8    $10,237.6   $9,649.7   $9,506.7
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated
restaurants                         $ 2,811.4     $2,676.6    $ 2,876.9     $ 2,768.5   $ 2,738.2    $ 2,582.0   $2,614.2   $2,439.9
Revenues from franchised
and affiliated restaurants              960.1        913.0      1,002.4         980.5       969.3        978.6      897.5      903.9
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                     3,771.5      3,589.6      3,879.3       3,749.0     3,707.5      3,560.6    3,511.7    3,343.8
------------------------------------------------------------------------------------------------------------------------------------
Company-operated margin                 383.5        404.2        436.1         470.9       396.6        435.0      370.8      406.8
Franchised margin                       758.1        721.1        799.0         788.5       771.4        784.0      700.6      710.1
Operating income                        482.7(1)     774.0        746.6(2)      910.8       772.5(4)     876.3      695.2      768.6
Net income                          $   271.9(1)  $  452.0    $   545.5(3)  $   548.5   $   440.9(4) $   525.9   $  378.3   $  450.9
------------------------------------------------------------------------------------------------------------------------------------
Net income per common share         $     .21(1)  $    .35    $     .42(3)  $     .42   $     .34(4) $     .40   $    .29   $    .34
Net income per common
share-diluted                             .21(1)       .34          .42(3)        .41         .34(4)       .39        .29        .33
------------------------------------------------------------------------------------------------------------------------------------
Dividends per common share          $    .225     $     --    $      --     $    .215   $      --    $      --   $     --   $     --
------------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares               1,282.7      1,307.0      1,286.1       1,315.6     1,289.7      1,327.1    1,300.7    1,343.4
Weighted-average
shares-diluted                        1,299.3      1,335.8      1,305.8       1,346.0     1,311.1      1,365.5    1,325.3    1,383.8
------------------------------------------------------------------------------------------------------------------------------------
Market price per common share
High                                $   30.10     $  34.50    $   31.00     $   34.25   $   30.96    $   39.94   $  35.06   $  43.63
Low                                     25.00        27.56        26.00         26.38       25.39        31.00      24.75      29.81
Close                                   26.47        34.00        27.14         30.19       27.06        32.94      26.55      37.38
====================================================================================================================================

(1) Includes the following pretax special charges totaling $0.13 of expense per share:
     . $200.0 million ($136.1 million after tax) related to the U.S. business reorganization and global change initiatives.
     . $25.0 million ($17.0 million after tax) related to unrecoverable costs incurred in connection with the theft of promotional game pieces and the related termination of a supplier.
     . $20.0 million ($13.6 million after tax) related to the anticipated disposition of Aroma Cafe in the U.K.
     . $7.1 million ($4.8 million after tax) related to the closing of an additional nine underperforming restaurants in international markets.
(2) Includes $101.5 million of pretax special charges ($76.0 million after tax) related primarily to the closing of 154 underperforming restaurants in international markets and the write-off of certain technology costs.
(3) In addition to the $101.5 million of pretax special charges noted in (2) above, includes $137.1 million gain (pre and after tax) on the initial public offering of McDonald's Japan and $12.4 million of pretax special charges ($8.1 million after tax) primarily related to the write-off of a corporate investment (totaling $0.04 of income per share).
(4) Includes $24.0 million asset impairment charge (pre and after tax or $0.02 per share) in Turkey.

36 McDonald's Corporation

Management's report
--------------------------------------------------------------------------------

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and financial comments. The financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include certain amounts based on management's judgment and best estimates. Other financial information presented is consistent with the financial statements.

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

     There are inherent limitations to the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. Furthermore, the effectiveness of an internal control system can change with circumstances. The Company believes that it maintains an effective system of internal control over financial reporting and safeguarding of assets against unauthorized acquisition, use or disposition.

     The consolidated financial statements have been audited by independent auditors, Ernst & Young LLP, who were given unrestricted access to all financial records and related data. The audit report of Ernst & Young LLP is presented herein.

     The Board of Directors, operating through its Audit Committee composed entirely of independent Directors, provides oversight to the financial reporting process. Ernst & Young LLP has unrestricted access to the Audit Committee and regularly meets with the Committee to discuss accounting, auditing and financial reporting matters.

McDONALD'S CORPORATION
January 24, 2002

Report of independent auditors
--------------------------------------------------------------------------------

The Board of Directors and Shareholders McDonald's Corporation

We have audited the accompanying Consolidated balance sheet of McDonald's Corporation as of December 31, 2001 and 2000, and the related Consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the U.S.

     As discussed in the Notes to the consolidated financial statements, effective January 1, 2001, the Company changed its method for accounting for derivative financial instruments to conform with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

ERNST & YOUNG LLP
Chicago, Illinois
January 24, 2002

                                                       McDonald's Corporation 37

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
--------------------------------------------------------------------------------

None.

Part III

Item 10. Directors and Executive Officers of the registrant
--------------------------------------------------------------------------------

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2001.

     Information regarding all of the Company's executive officers is included in Part I, Item 4, page 6 of this Form 10-K.

Item 11. Executive compensation
--------------------------------------------------------------------------------

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2001.

Item 12. Security ownership of certain beneficial owners and management
--------------------------------------------------------------------------------

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2001.

Item 13. Certain relationships and related transactions
--------------------------------------------------------------------------------

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2001.

Part IV

Item 14. Financial statement schedules, exhibits, and reports on Form 8-K
--------------------------------------------------------------------------------

(a) 1. FINANCIAL STATEMENTS

Consolidated financial statements filed as part of this report are listed under
Part II, Item 8, pages 22-25 of this Form 10-K.

    2.FINANCIAL STATEMENT SCHEDULES

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 25, 2002.

--------------------------------------------------------------------------------
                                                            Financial statements
Date of report                 Item number                  required to be filed
================================================================================

10/17/2001                     Item 5 and 7                         No
10/29/2001                     Item 5 and 7                         No
12/14/2001                     Item 5 and 7                         No
 1/24/2002                     Item 5 and 7                         No
 2/12/2002                     Item 5 and 7                         No
--------------------------------------------------------------------------------

(c) EXHIBITS

The exhibits listed in the accompanying index are filed as part of this report.

38  McDonald's Corporation

McDonald's Corporation exhibit index (Item 14)
================================================================================

Exhibit Number/Description
--------------------------------------------------------------------------------
(3) (i) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

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

         (i) 6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1 dated as of January 8, 1998, incorporated herein by reference from Exhibit 4(a) of Form 8-K dated January 5, 1998.

         (ii) 6% REset Put Securities due 2012. Supplemental Indenture No. 3 dated as of June 23, 1998, incorporated herein by reference from
               Exhibit 4(a) of Form 8-K dated June 18, 1998.

         (iii) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4 incorporated herein by reference from Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-59145) dated July 15, 1998.

         (iv) Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture, No. 6 incorporated herein by reference from Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-60170) dated May 3, 2001.

     (b) Subordinated Debt Securities Indenture dated as of October 18, 1996, incorporated herein by reference from Form 8-K dated October 18, 1996.

         (i) 7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3 dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K dated September 19, 1997.

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

        (ii) Medium-Term Notes, Series C, due from nine months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-34762) dated May 14, 1990.

        (iii) Medium-Term Notes, Series C, due from nine months (U.S. Issue) /184 days (Euro Issue) to 30 years from Date of Issue. Amended and restated Supplemental Indenture No. 16 incorporated herein by reference from Exhibit (4) of Form 10-Q for the period ended March 31, 1991.

        (iv) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17 incorporated herein by reference from Exhibit (4) of Form 8-K dated April 22, 1991.

        (v) Medium-Term Notes, Series D, due from nine months (U.S. Issue) /184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-42642) dated September 10, 1991.

        (vi) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21 incorporated herein by reference from Exhibit
               (4)(a) of Form 8-K dated July 15, 1993.

        (vii) Medium-Term Notes, Series E, due from nine months (U.S. Issue) /184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22 incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-60939) dated July 13, 1995.

        (viii) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23 incorporated herein by reference from Exhibit
               (4)(a) of Form 8-K dated September 5, 1995.

        (ix) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24 incorporated herein by reference from Exhibit (4)(a) of Form 8-K dated November 13, 1995.

                                                       McDonald's Corporation 39


Exhibit Number/Description
--------------------------------------------------------------------------------
(10) Material Contracts

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

          (iii) Third Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

     (c) McDonald's Corporation Supplemental Profit Sharing and Savings Plan, filed herewith.*

     (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2001.*

     (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

     (f) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.*

     (g) Executive Retention Plan, as amended and restated March 20, 2002, filed herewith.*

     (h) Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

     (i) Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

     (j) McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2001.*

     (k) Form of McDonald's Corporation Tier I Change of Control Employment Agreement authorized by the Board of Directors and expected to be entered into between the Company and certain key executives, and filed herewith.* The Agreement will be described in the Proxy Statement circulated in connection with the Company's 2002 Annual Shareholders' Meeting.

     (l) Written description of oral arrangement between Jack M. Greenberg and the Company, dated March 21, 2002, filed herewith.

(12) Statement re: computation of ratios

(21) Subsidiaries of the registrant

(23) Consent of independent auditors

(99) Press Release dated March 22, 2002--McDonald's First Quarter 2002 Update
--------------------------------------------------------------------------------

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

40 McDonald's Corporation

Signatures
-------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald's Corporation
(Registrant)

                              /S/ Matthew H. Paull
-------------------------------------------------------------------------------
By                              Matthew H. Paull
               Executive Vice President, Chief Financial Officer

                                 March 25, 2002
-------------------------------------------------------------------------------
                                      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of March, 2002:

                                Signature, Title

/S/                              Hall Adams, Jr.
-------------------------------------------------------------------------------
By                               Hall Adams, Jr.
                                    Director

/S/                             James R. Cantalupo
-------------------------------------------------------------------------------
By                              James R. Cantalupo
          Vice Chairman, Emeritus and President, Emeritus and Director

/S/                             Jack M. Greenberg
-------------------------------------------------------------------------------
By                              Jack M. Greenberg
                Chairman and Chief Executive Officer and Director

/S/                           Enrique Hernandez, Jr.
-------------------------------------------------------------------------------
By                            Enrique Hernandez, Jr.
                                    Director

/S/                             Jeanne P. Jackson
-------------------------------------------------------------------------------
By                              Jeanne P. Jackson
                                    Director

/S/                              Donald G. Lubin
-------------------------------------------------------------------------------
By                               Donald G. Lubin
                                    Director

/S/                              Walter E. Massey
-------------------------------------------------------------------------------
By                               Walter E. Massey
                                    Director

/S/                             Andrew J. McKenna
-------------------------------------------------------------------------------
By                              Andrew J. McKenna
                                    Director

/S/                             Michael R. Quinlan
-------------------------------------------------------------------------------
By                              Michael R. Quinlan
                                    Director

/S/                              Terry L. Savage
-------------------------------------------------------------------------------
By                               Terry L. Savage
                                    Director

/S/                               Roger W. Stone
-------------------------------------------------------------------------------
By                                Roger W. Stone
                                    Director

/S/                             Robert N. Thurston
-------------------------------------------------------------------------------
By                              Robert N. Thurston
                                    Director

/S/                               Fred L. Turner
-------------------------------------------------------------------------------
By                                Fred L. Turner
                          Senior Chairman and Director

/S/                              Matthew H. Paull
-------------------------------------------------------------------------------
By                               Matthew H. Paull
                Executive Vice President, Chief Financial Officer

/S/                              David M. Pojman
-------------------------------------------------------------------------------
By                               David M. Pojman
                       Senior Vice President - Controller