Form 10-Q
period 2002-03-31
MCDONALDS CORP
filed 2002-05-10
CIK 63908

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to _________

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



       Registrant's telephone number, including area code: (630) 623-3000
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _____
    ---



                                  1,271,979,907
                            ------------------------
                        (Number of shares of common stock
                        outstanding as of March 31, 2002)


================================================================================

                             McDONALD'S CORPORATION
                                 ---------------

                                      INDEX
                                      -----

                                                                                              Page Reference
    Part I.      Financial Information

                 Item 1 - Financial Statements

                      Condensed consolidated balance sheet,
                      March 31, 2002 (unaudited) and
                      December 31, 2001                                                            3

                      Condensed consolidated statement of income (unaudited), first
                      quarters ended March 31, 2002 and 2001                                       4

                      Condensed consolidated statement of cash flows (unaudited), first
                      quarters ended March 31, 2002 and 2001                                       5

                      Notes to condensed consolidated financial statements (unaudited)             6

                 Item 2 - Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                                                8

                 Item 3 - Quantitative and Qualitative Disclosures
                          About Market Risk                                                       16

    Part II.     Other Information

                 Item 6 - Exhibits and Reports on Form 8-K                                        16

                      (a)  Exhibits
                           The exhibits listed in the
                           accompanying Exhibit Index are
                           filed as part of this report                                           16

                      (b)  Reports on Form 8-K                                                    18

                 Signature                                                                        19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------

                                                                        (unaudited)
In millions, except per share data                                     March 31, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------
Assets
Current assets

Cash and equivalents                                                   $    437.7              $    418.1
Accounts and notes receivable                                               859.8                   881.9
Inventories, at cost, not in excess of market                                98.1                   105.5
Prepaid expenses and other current assets                                   458.3                   413.8
-------------------------------------------------------------------------------------------------------------
         Total current assets                                             1,853.9                 1,819.3
-------------------------------------------------------------------------------------------------------------
Other assets

Investments in and advances to affiliates                                   972.7                   990.2
Goodwill, net                                                             1,258.1                 1,320.4
Miscellaneous                                                               990.4                 1,115.1
-------------------------------------------------------------------------------------------------------------
         Total other assets                                               3,221.2                 3,425.7
-------------------------------------------------------------------------------------------------------------
Property and equipment

Property and equipment, at cost                                          23,998.2                24,106.0
Accumulated depreciation and amortization                                (6,877.7)               (6,816.5)
-------------------------------------------------------------------------------------------------------------
         Net property and equipment                                      17,120.5                17,289.5
-------------------------------------------------------------------------------------------------------------
Total assets                                                           $ 22,195.6              $ 22,534.5
=============================================================================================================
Liabilities and shareholders' equity
Current liabilities

Notes payable                                                          $     84.1              $    184.9
Accounts payable                                                            531.3                   689.5
Income taxes                                                                 90.0                    20.4
Other taxes                                                                 188.5                   180.4
Accrued interest                                                            158.6                   170.6
Other accrued liabilities                                                   729.2                   824.9
Current maturities of long-term debt                                        481.9                   177.6
-------------------------------------------------------------------------------------------------------------
         Total current liabilities                                        2,263.6                 2,248.3
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                            8,417.4                 8,555.5
Other long-term liabilities and minority interests                          558.6                   629.3
Deferred income taxes                                                     1,116.6                 1,112.2
Common equity put options and forward contracts                             262.5                   500.8
Shareholders' equity
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                  16.6                    16.6
Additional paid-in capital                                                1,633.2                 1,591.2
Unearned ESOP compensation                                                 (106.5)                 (106.7)
Retained earnings                                                        18,861.6                18,608.3
Accumulated other comprehensive income                                   (1,849.2)               (1,708.8)
Common stock in treasury, at cost; 388.6 and 379.9 million shares        (8,978.8)               (8,912.2)
-------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                       9,576.9                 9,488.4
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 22,195.6              $ 22,534.5
=============================================================================================================

See notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                          Quarters ended
In millions, except                                                                          March 31
per common share data                                                                  2002           2001
-------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                               $2,678.5       $2,614.2
Revenues from franchised and affiliated restaurants                                    918.9          897.5
-------------------------------------------------------------------------------------------------------------
     Total revenues                                                                  3,597.4        3,511.7
-------------------------------------------------------------------------------------------------------------
Operating costs and expenses

Company-operated restaurants                                                         2,309.6        2,243.4
Franchised restaurants - occupancy expenses                                            202.7          196.9
Selling, general, and administrative expenses                                          384.9          397.8
Other operating (income) expense, net                                                   58.9          (21.6)
-------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                              2,956.1        2,816.5
-------------------------------------------------------------------------------------------------------------
Operating income                                                                       641.3          695.2
-------------------------------------------------------------------------------------------------------------
Interest expense                                                                        92.3          120.9
Nonoperating expense, net                                                               11.8           18.3
-------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative effect of accounting
change                                                                                 537.2          556.0
-------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                             185.5          177.7
-------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                   351.7          378.3
-------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                    (98.6)
-------------------------------------------------------------------------------------------------------------
Net income                                                                          $  253.1       $  378.3
=============================================================================================================
Per common share:

Income before cumulative effect of accounting change                                $   0.28       $   0.29
Cumulative effect of accounting change                                                 (0.08)
Net income                                                                          $   0.20       $   0.29
-------------------------------------------------------------------------------------------------------------
Per common share - diluted:

Income before cumulative effect of accounting change                                $   0.27       $   0.29
Cumulative effect of accounting change                                                 (0.07)
Net income                                                                          $   0.20       $   0.29
-------------------------------------------------------------------------------------------------------------
Weighted average shares                                                              1,277.2        1,300.7
-------------------------------------------------------------------------------------------------------------
Weighted average shares - diluted                                                    1,292.7        1,325.3
=============================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Quarters ended
                                                                                      March 31
In millions                                                                     2002           2001
---------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                   $ 253.1        $ 378.3
Adjustments to reconcile to cash provided by operations
        Cumulative effect of accounting change                                  98.6
        Depreciation and amortization                                          254.0          269.9
        Changes in operating working capital items                            (117.6)        (155.3)
        Other                                                                   52.5           13.5
---------------------------------------------------------------------------------------------------
         Cash provided by operations                                           540.6          506.4
---------------------------------------------------------------------------------------------------
Investing activities
Property and equipment expenditures                                           (370.9)        (348.6)
Purchases and sales of restaurant businesses and
       sales of property                                                       (10.7)        (104.0)
Other                                                                          (28.9)         (37.5)
---------------------------------------------------------------------------------------------------
         Cash used for investing activities                                   (410.5)        (490.1)
---------------------------------------------------------------------------------------------------
Financing activities
Notes payable and long-term financing issuances and repayments                 156.1          277.1
Treasury stock purchases                                                      (322.8)        (384.8)
Other                                                                           56.2           72.7
---------------------------------------------------------------------------------------------------
         Cash used for financing activities                                   (110.5)         (35.0)
---------------------------------------------------------------------------------------------------
Cash and equivalents increase (decrease)                                        19.6          (18.7)
---------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                    418.1          421.7
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                        $ 437.7        $ 403.0
===================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in McDonald's Corporation (the "Company" or "McDonald's") Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for the interim period presented have been included. The results for the quarter ended March 31, 2002 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     Comprehensive income consists of net income, foreign currency translation adjustments and deferred fair value adjustments on cash flow hedges and totaled $112.7 million and $33.3 million for the first quarter of 2002 and 2001, respectively.

Common Equity Put Options and Forward Contracts

     During the first quarter 2002, 3.0 million common equity put options were exercised at a cost of $87.5 million. At March 31, 2002, 9.2 million common equity put options were outstanding. The options expire at various dates through November 2002, at exercise prices between $26.37 and $30.23. The $262.5 million total exercise price of the options outstanding was classified in common equity put options at March 31, 2002 and the related offset was recorded in common stock in treasury, net of premiums received.

     During the first quarter 2002, the Company also completed the purchase of 5.5 million shares of common stock for $150.8 million under equity forward contracts entered into during the fourth quarter 2001.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 15.5 million shares for the first quarter 2002 and 24.6 million shares for the first quarter 2001. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 106.1 million shares for the first quarter 2002 and
38.2 million shares for the first quarter 2001.

Adoption of New Accounting Standards - Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for acquisitions initiated on or after July 1, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002.

     The Company performed the first of required goodwill impairment tests as of January 1, 2002 and recorded a non-cash pretax charge of $116.2 million ($98.6 million after tax or $0.07 per diluted share) for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years. First quarter 2001 pro-forma net income, adjusted for the application of the nonamortization provisions of SFAS No. 142, was $385.1 million and pro-forma diluted net income per common share was $0.29, the same as the reported diluted net income per common share. Application of the nonamortization provisions for the full year 2001 would have increased net income by approximately $30 million ($0.02 per share).

     The carrying amount of goodwill, as of December 31, 2001, totaled $1,320.4 million (U.S. - $516.7; Europe - $278.6; Asia/Pacific, Middle East and Africa - $171.3; Latin America - $158.5; Canada - $51.2; and Partner Brands - $144.1). The carrying amount of goodwill, as of March 31, 2002, totaled $1,258.1 million (U.S. - $515.9; Europe - $278.5; Asia/Pacific, Middle East and Africa - $168.5; Latin America - $92.6; Canada - $58.0; and Partner Brands - $144.6). The changes in the carrying amounts of goodwill from December 31, 2001 to March 31, 2002 were due to (i) the charge of $116.2 million for the cumulative effect of the accounting change, (ii) goodwill generated in the first quarter 2002 as a result of purchases of McDonald's restaurant businesses and (iii) foreign currency exchange rate fluctuations.

Segment Information

     The Company operates in the food service industry and primarily operates quick service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle and Donatos Pizzeria. In addition, McDonald's has a minority ownership in Pret A Manger. In fourth quarter 2001, the Company approved a plan to dispose of its Aroma Cafe business in the U.K. and completed the sale in March 2002.

     The following table presents the Company's revenues and operating income by geographic segment. The segments presented reflect the Company's current management structure. Previously, McDonald's restaurant operations in Canada, the Middle East and Africa, as well as the Partner Brands were included in the Other segment. The newly created APMEA segment includes results for McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa, while Canada and the Partner Brands are presented as individual operating segments. In addition, U.S. and Corporate selling, general and administrative expenses reflect a realignment of certain home office departments' responsibilities for all periods presented.



                                                         Quarters ended
                                                            March 31
In millions                                         2002                2001
------------------------------------------------------------------------------
Revenues
    U.S.                                          $1,266.3          $1,270.4
    Europe                                         1,146.3           1,094.9
    APMEA                                            584.0             534.8
    Latin America                                    217.2             254.6
    Canada                                           138.2             140.9
    Partner Brands                                   245.4             216.1
------------------------------------------------------------------------------
      Total revenues                              $3,597.4          $3,511.7
------------------------------------------------------------------------------
Operating income (loss)
    U.S.                                          $  402.1          $  408.9
    Europe                                           242.9             222.8
    APMEA                                             71.2             113.7
    Latin America                                    (13.2)             22.3
    Canada                                            27.6              28.4
    Partner Brands                                   (11.6)            (14.9)
    Corporate                                        (77.7)            (86.0)
------------------------------------------------------------------------------
      Total operating income                      $  641.3          $  695.2
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------------------------------------


Dollars in millions, except                                                              Quarter ended
per common share data                                                                    March 31, 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                   % Increase/
                                                                                      Amount       (Decrease)
--------------------------------------------------------------------------------------------------------------
Systemwide sales                                                                     $9,698.5           1 %
--------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                                 2,678.5           2
Revenues from franchised and affiliated restaurants                                     918.9           2
--------------------------------------------------------------------------------------------------------------
     Total revenues                                                                   3,597.4           2
--------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                                          2,309.6           3
Franchised restaurants - occupancy costs                                                202.7           3
Selling, general, and administrative expenses                                           384.9          (3)
Other operating expense, net                                                             58.9         N/M
--------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                               2,956.1           5
--------------------------------------------------------------------------------------------------------------
Operating income                                                                        641.3          (8)
--------------------------------------------------------------------------------------------------------------
Interest expense                                                                         92.3         (24)
Nonoperating expense, net                                                                11.8         N/M
--------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
cumulative effect of accounting change                                                  537.2          (3)
--------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                              185.5           4
--------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                    351.7          (7)
--------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                     (98.6)        N/M
--------------------------------------------------------------------------------------------------------------
Net income                                                                           $  253.1         (33)%
==============================================================================================================
Per common share:
--------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                 $   0.28          (3)%
--------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                  (0.08)        N/M
--------------------------------------------------------------------------------------------------------------
Net income                                                                           $   0.20         (31)%
--------------------------------------------------------------------------------------------------------------
Per common share - diluted:
--------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                 $   0.27          (7)%
--------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                  (0.07)        N/M
--------------------------------------------------------------------------------------------------------------
Net income                                                                           $   0.20         (31)%
==============================================================================================================

N/M    Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle and Donatos Pizzeria. In addition, McDonald's has a minority ownership in Pret A Manger. In fourth quarter 2001, the Company approved a plan to dispose of its Aroma Cafe business in the U.K. and completed the sale in March 2002.

     The segments presented in all tables and related discussion reflect the Company's current management structure. Previously, McDonald's restaurant operations in Canada, the Middle East and Africa, as well as the Partner Brands were included in the Other segment. The newly created APMEA segment includes results for McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa, while Canada and the Partner Brands are presented as individual operating segments. In addition, U.S. and Corporate selling, general & administrative expenses reflect a realignment of certain home office departments' responsibilities for all periods presented.

     The following table presents the reported results for the quarters ended March 31, 2002 and 2001 and the percent change in the results on both a reported and constant currency basis. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar. Constant currency results are calculated by translating the current year results at prior year monthly average exchange rates.

     -------------------------------------------------------------------------------------------------------------------------
     Key highlights - Consolidated

                                                                                                           Percent
     Dollars in millions, except per common share data                                               Increase/(Decrease)
     -------------------------------------------------------------------------------------------------------------------------
                                                                                                          As        Constant
     Quarters ended March 31                                              2002           2001       Reported       Currency*
     -------------------------------------------------------------------------------------------------------------------------
     Systemwide sales                                                 $9,698.5       $9,649.7              1               3
     -------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                    3,597.4        3,511.7              2               6
     -------------------------------------------------------------------------------------------------------------------------
     Operating income                                                    641.3          695.2             (8)             (6)
     -------------------------------------------------------------------------------------------------------------------------
     Income before cumulative effect of accounting change                351.7          378.3             (7)             (6)
     -------------------------------------------------------------------------------------------------------------------------
     Cumulative effect of accounting change, net of tax                  (98.6)             -            n/m             n/m
     -------------------------------------------------------------------------------------------------------------------------
     Net income                                                          253.1          378.3            (33)            (32)
     -------------------------------------------------------------------------------------------------------------------------
     Per common share - diluted:
       Income before cumulative effect of accounting change               0.27           0.29             (7)             (3)
       Cumulative effect of accounting change                            (0.07)             -            n/m             n/m
       Net income                                                         0.20           0.29            (31)            (31)
     -------------------------------------------------------------------------------------------------------------------------

   * Excluding the effect of foreign currency translation on reported results.
   n/m Not meaningful

Impact of Foreign Currencies on Reported Results

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     Foreign currency translation had a negative impact on reported results for the quarter primarily due to the weaker Euro, Japanese Yen and Brazilian Real.

Cumulative Effect of Accounting Change and Asset Impairment Charges

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which indicates that goodwill will no longer be amortized but will be subject to annual impairment tests. As a result of the first of required goodwill impairment tests, the Company recorded a non-cash charge of $98.6 million after tax in the first quarter for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years.

     The Company also recorded $43.0 million of non-cash asset impairment charges in the first quarter, primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

Net Income and Diluted Net Income Per Common Share

     Income before the cumulative effect of the goodwill accounting change declined 7%, while net income, which included the $98.6 million after tax charge for the cumulative effect of the goodwill accounting change, declined 33% for the quarter. Diluted income per common share before the cumulative effect of the accounting change declined 7% to 27 cents, while diluted net income per common share declined 31% to 20 cents for the quarter.

     Excluding the $43.0 million of asset impairment charges, income before the cumulative effect of the accounting change increased 4% and diluted income per common share before the cumulative effect of the accounting change increased 7% to 31 cents.

     Weighted average shares outstanding for the quarter were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. The Company repurchased 11.9 million shares of its common stock during the quarter for approximately $331 million.

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

   ---------------------------------------------------------------------------------------------------------------------------
   Systemwide sales

                                                                                                             Percent
   Dollars in millions                                                                                  Increase/(Decrease)
   ---------------------------------------------------------------------------------------------------------------------------
                                                                                                            As        Constant
   Quarters ended March 31                                                2002           2001         Reported       Currency*
   ---------------------------------------------------------------------------------------------------------------------------
   U.S.                                                               $4,792.7       $4,676.5              2             n/a
   ---------------------------------------------------------------------------------------------------------------------------
   Europe                                                              2,308.7        2,178.2              6              10
   ---------------------------------------------------------------------------------------------------------------------------
   APMEA                                                               1,632.1        1,782.7             (8)             (2)
   ---------------------------------------------------------------------------------------------------------------------------
   Latin America                                                         390.2          455.3            (14)             (1)
   ---------------------------------------------------------------------------------------------------------------------------
   Canada                                                                320.1          331.4             (3)              1
   ---------------------------------------------------------------------------------------------------------------------------
   Partner Brands                                                        254.7          225.6             13              13
   ---------------------------------------------------------------------------------------------------------------------------
      Total Systemwide sales                                          $9,698.5       $9,649.7              1               3
   ---------------------------------------------------------------------------------------------------------------------------

  * Excluding the effect of foreign currency translation on reported results. n/a Not applicable

     On a global basis, the increases in sales and revenues for the quarter were primarily due to restaurant expansion, partly offset by negative comparable sales. Foreign currency translation had a negative effect on the growth rates for both Systemwide sales and revenues for the quarter. On a constant currency basis, revenues increased at a higher rate than sales primarily due to significantly lower sales from our affiliate in Japan. Under our affiliate structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, Japan's sales decline had a larger negative impact on Systemwide sales than revenues.

     U.S. sales increased 2% for the quarter primarily due to expansion. Comparable sales were relatively flat for the quarter. We expect our restaurant operations improvement process, along with menu and value initiatives, to boost top line sales and help us achieve improved results as the year progresses.

     In Europe, expansion and positive comparable sales drove the ten percent constant currency sales increase for the quarter. Strong performances in France, Germany and the U.K. were the primary contributors to the increase. In addition, we are seeing significant improvements in the other markets that were previously impacted by consumer concerns regarding the European beef supply.

     Constant currency sales results in APMEA declined due to negative comparable sales, partly offset by expansion. APMEA's sales were impacted by negative comparable sales in Japan due to weak economic conditions and consumer concerns regarding food safety, partly offset by expansion in China and strong results in Australia. Although we are proactively communicating our strong safety and quality messages, including the fact that McDonald's Japan does not use Japanese beef, we expect Japan's results in the near term to continue to be negatively affected by these consumer concerns.

     In Latin America, constant currency sales declined due to negative comparable sales in Argentina and most other markets. We expect the weak economic conditions in many Latin American markets to continue to impact our business in the near term.

     The sales increase in the Partner Brands was primarily due to strong comparable sales at Chipotle and Boston Market.

Combined Operating Margins

     The following combined operating margin information represents margins for McDonald's restaurant business only and excludes Partner Brands.

----------------------------------------------------------------------
Combined operating margins
                                                    Quarters ended
                                                       March 31
                                               -----------------------
                                                   2002          2001
----------------------------------------------------------------------
 Dollars in millions
----------------------------------------------------------------------
 Company-operated                              $  350.3      $  359.3
----------------------------------------------------------------------
 Franchised                                       715.9         700.2
----------------------------------------------------------------------
     Combined operating margins                $1,066.2      $1,059.5
----------------------------------------------------------------------
 Percent of sales/revenues
----------------------------------------------------------------------
 Company-operated                                  14.4%         15.0%
----------------------------------------------------------------------
 Franchised                                        78.0          78.1
----------------------------------------------------------------------

     In constant currencies, combined operating margin dollars increased $30.9 million or 3% for the quarter. The U.S. and Europe segments accounted for about 80% of the combined margin dollars for the quarter in both years.

     Consolidated food & paper costs and occupancy & other operating expenses increased as a percent of sales for the quarter, while consolidated payroll costs were flat as a percent of sales.

     The U.S. Company-operated margin percent increased for the quarter, primarily due to the elimination of goodwill amortization and a lower contribution rate to the national co-op for advertising expenses. As a percent of sales, food & paper costs decreased, payroll costs increased and occupancy & other operating expenses decreased.

     In Europe, Company-operated margins were flat for the quarter. France, Germany and the U.K.'s margins increased for the quarter; however, this was offset by higher food costs in certain other markets. Company-operated margins in APMEA and Latin America decreased primarily due to negative comparable sales and difficult economic conditions in many markets.

     The decline in the consolidated franchised margin percent reflects higher occupancy costs due to an increased number of leased sites. Our strategy of leasing a higher proportion of new sites over the past few years has reduced initial capital requirements and related interest expense. However, as anticipated, franchised margins as a percent of applicable revenues have been negatively impacted because financing costs implicit in the lease are included in rent expense, which affects these margins. For owned sites, financing costs are reflected in interest expense, which does not affect these margins.

     Europe's franchised margin percent increased slightly for the quarter primarily due to positive comparable sales and a decrease in the amount of rent relief granted to franchisees compared with the prior year. The franchised margin percent in APMEA increased for the quarter primarily due to a restructuring of our ownership in the Philippines in July 2001. The restructuring resulted in the reclassification of our restaurants and related margins, that were lower than the average for the segment, from franchised to Company-operated.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses decreased 3% for the quarter or 1% in constant currencies. As a result of the global change initiatives introduced in late 2001, the Company expects ongoing annual selling, general & administrative savings of about $100 million beginning in 2002, compared with what otherwise would have been spent.

Other Operating Income (Expense), net

--------------------------------------------------------------------------------
 Other operating income (expense), net                        Quarters ended
 Dollars in millions                                             March 31
--------------------------------------------------------------------------------
                                                              2002       2001
--------------------------------------------------------------------------------
 Gains on sales of restaurant businesses                    $ 10.1      $15.3
--------------------------------------------------------------------------------
 Equity in earnings of unconsolidated affiliates               8.3       11.9
--------------------------------------------------------------------------------
 Asset impairment - Latin America and Turkey                 (43.0)         -
--------------------------------------------------------------------------------
 Front counter team service system payments - U.S.           (21.6)         -
--------------------------------------------------------------------------------
 Other income (expense)                                      (12.7)      (5.6)
--------------------------------------------------------------------------------
     Total                                                  $(58.9)     $21.6
--------------------------------------------------------------------------------

     Equity in earnings of unconsolidated affiliates decreased for the quarter, primarily due to lower earnings from our Japanese affiliate and a weaker Japanese Yen. The front counter team service system payments represent $21.6 million of payments to U.S. owner/operators to facilitate the introduction of a new front counter system. In 2001, other income (expense) included a gain on the sale of real estate in Singapore, partly offset by the write-off of certain technology costs.

Operating Income

     Consolidated operating income for the quarter decreased 8% (6% in constant currencies). Excluding the $43.0 million of asset impairment charges, consolidated operating income was relatively flat in constant currencies due to higher combined operating margin dollars and lower selling, general & administrative expenses, offset by lower other operating income.

--------------------------------------------------------------------------------------
Operating income
                                                                    Percent
Dollars in millions                                           Increase/(Decrease)
--------------------------------------------------------------------------------------
                                                                  As   Constant
Quarters ended March 31                 2002        2001    Reported   Currency/(1)/
--------------------------------------------------------------------------------------
U.S.                                $402.1/(2)/   $408.9         (2)            n/a
--------------------------------------------------------------------------------------
Europe                               242.9         222.8          9              13
--------------------------------------------------------------------------------------
APMEA                                 71.2/(3)/    113.7        (37)            (34)
--------------------------------------------------------------------------------------
Latin America                        (13.2)/(4)/    22.3        n/m             n/m
--------------------------------------------------------------------------------------
Canada                                27.6          28.4         (3)              1
--------------------------------------------------------------------------------------
Partner Brands                       (11.6)        (14.9)        22              21
--------------------------------------------------------------------------------------
Corporate                            (77.7)        (86.0)        10             n/a
--------------------------------------------------------------------------------------
   Total operating income           $641.3        $695.2         (8)             (6)
--------------------------------------------------------------------------------------

(1)  Excluding the effect of foreign currency translation on reported results.
(2)  Includes $21.6 million of front counter team service system payments.
(3)  Includes $15.9 million of asset impairment charges in Turkey.
(4)  Includes $27.1 million of asset impairment charges.
n/a  Not applicable
n/m  Not meaningful

     U.S. operating income decreased 2% primarily due to the $21.6 million of payments made to U.S. owner/operators, partly offset by higher combined operating margin dollars and lower selling, general & administrative expenses.

     Europe's operating income increased 13% in constant currencies. Strong results in France, Germany, and the U.K. drove this segment's performance.

     APMEA's operating income decreased 34% for the quarter in constant currencies due to weak results in Japan, the $15.9 million of asset impairment charges in Turkey and a gain on the sale of real estate in Singapore in the prior year. Australia and China delivered significant growth in operating income for the quarter.

     Latin America's operating results declined significantly as Argentina and most other markets continued to experience difficult economic conditions. In addition, the segment's reported operating income included $27.1 million of asset impairment charges.

     The increase in operating income for the Partner Brands was primarily driven by improved results for Chipotle and Boston Market and the elimination of goodwill amortization, partly offset by higher losses for Aroma Cafe.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for the quarter primarily due to lower average interest rates, partly offset by higher average debt levels. We expect the percentage decrease in interest expense to moderate throughout the year.

     Nonoperating expense decreased for the quarter primarily due to higher minority interest expense in 2001 related to the gain on the sale of real estate in Singapore and foreign currency translation gains in 2002 compared with foreign currency translation losses in 2001.

     The first quarter effective income tax rate was 34.5% compared with 32.0% in 2001. The increase in the effective income tax rate was due to the asset impairment charges that were not tax-effected for financial reporting purposes. We expect the annual 2002 effective tax rate to be approximately 32.5% to 33.0%.

CASH FLOWS AND FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the first quarter ended March 31, 2002 totaled $169.7 million compared with $157.8 million last year. Free cash flow, together with other sources of cash such as borrowings, was and is expected to continue to be used primarily for share repurchases and debt repayments. Capital expenditures increased 6% for the first quarter 2002 primarily due to a 4% increase in capital expenditures associated with McDonald's restaurant business and higher capital expenditures for the Partner Brands. The increase in capital expenditures for McDonald's restaurant business was primarily due to a greater number of restaurant openings in the U.S. and Canada in first quarter 2002 compared with first quarter 2001. For the full year 2002, the Company expects to add 1,300 to 1,400 McDonald's restaurants, net of restaurant closings, and open 100 to 150 new Partner Brands' restaurants.

     The Company believes that buying back its stock enhances shareholder value. Therefore, the Company purchased 11.9 million shares of its common stock in the first quarter 2002 for approximately $330.5 million.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: the effectiveness of operating initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------
FIRST QUARTER HIGHLIGHTS
--------------------------------------------------------------------------------


FINANCIAL INFORMATION

                                                          Quarters ended
                                                             March 31
Systemwide sales by type (in millions)               2002               2001
----------------------------------------------------------------------------

     Operated by franchisees                     $5,997.6           $5,824.8
     Operated by the Company                      2,678.5            2,614.2
     Operated by affiliates                       1,022.4            1,210.7
----------------------------------------------------------------------------
         Systemwide sales                        $9,698.5           $9,649.7
----------------------------------------------------------------------------


                                                          Quarters ended
                                                             March 31
Comparable sales*                                    2002               2001
----------------------------------------------------------------------------

     U.S.                                            (0.1)%              1.5%
     Europe                                           5.0               (5.2)
     APMEA                                           (8.0)              (5.1)
     Latin America                                   (5.5)              (1.6)
     Canada                                          (3.3)               4.1
----------------------------------------------------------------------------
         Total                                       (0.8)%             (1.5)%
----------------------------------------------------------------------------

* Comparable sales represent the percent change in constant currency sales from the same period in the prior year for restaurants in operation at least thirteen months. Comparable sales information is for the McDonald's restaurant business only.

                                                          Quarters ended
                                                             March 31
Restaurant margins*                                  2002               2001
-------------------------------------------------------------------------------
     Company-operated
     ----------------
     U.S.                                            16.8%              16.3%
     Europe                                          14.7               14.7
     APMEA                                           12.4               14.3
     Latin America                                   10.1               12.7
     Canada                                          12.9               15.2
         Total                                       14.4%              15.0%

     Franchised
     ----------
     U.S.                                            78.6%              79.0%
     Europe                                          75.9               75.4
     APMEA                                           86.4               84.8
     Latin America                                   67.8               68.5
     Canada                                          77.8               78.4
         Total                                       78.0%              78.1%

* Restaurant margin information represents margins for the McDonald's restaurant business only.

RESTAURANTS

--------------------------------------------------------------------------------
                                                At March 31,  2002        2001
--------------------------------------------------------------------------------
By type
      Operated by franchisees                               17,422      16,803
      Operated by the Company                                8,404       7,814
      Operated by affiliates                                 4,366       4,288
--------------------------------------------------------------------------------
         Systemwide restaurants                             30,192      28,905
--------------------------------------------------------------------------------

                                                                Quarters ended
                                                                   March 31
Additions                                                      2002        2001
--------------------------------------------------------------------------------
     U.S.                                                       49           7
     Europe                                                     31          50
     APMEA                                                      40          69
     Latin America                                              10          38
     Canada                                                     15           8
     Partner Brands*                                           (46)         26
--------------------------------------------------------------------------------
         Systemwide additions                                   99         198
--------------------------------------------------------------------------------

* Decrease in 2002 was primarily due to sale of the Aroma Cafe business in the U.K. in March 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                            Description
--------------                            -----------

        (3)      (i)  Restated Certificate of Incorporation, effective as of
                      March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

                 (ii) By-Laws, effective as of June 1, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2000.

        (4)      Instruments defining the rights of security holders, including
                 Indentures: **

                 (a) Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from
                          Exhibit 4(a) of Form S-3 Registration Statement (File No. 333-14141).

                          (i) 6-3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

                          (ii)     6% REset Put Securities due 2012.
                                   Supplemental Indenture No. 3, dated as of
                                   June 23, 1998, incorporated herein by
                                   reference from Exhibit 4(a) of Form 8-K, dated June 18, 1998.

                          (iii) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

                          (iv) Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

                 (b) Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Form 8-K, dated October 18, 1996.

                          (i) 7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

                 (c) Debt Securities. Indenture dated as of March 1, 1987, incorporated herein by reference from Exhibit 4(a) of Form S-3 Registration Statement (File No. 33-12364).

                          (i) Medium-Term Notes, Series B, due from nine months to 30 years from Date of Issue. Supplemental Indenture No. 12, incorporated herein by reference from Exhibit (4) of Form 8-K, dated August 18, 1989 and Forms of Medium-Term Notes, Series B, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 14, 1989.

               (ii) Medium-Term Notes, Series C, due from nine months to 30 years from Date of Issue. Form of Supplemental Indenture No. 15, incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-34762), dated May 14, 1990.

               (iii) Medium-Term Notes, Series C, due from nine months (U.S. Issue)/184 days (Euro Issue) to 30 years from Date of Issue. Amended and Restated Supplemental Indenture No. 16, incorporated herein by reference from Exhibit (4) of Form 10-Q, for the period ended March 31, 1991.

               (iv) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

               (v) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

               (vi) 7-3/8% Debentures due July 15, 2033. Form of Supplemental Indenture No. 21, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated July 15, 1993.

               (vii) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit 4(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

               (viii) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated September 5, 1995.

               (ix) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit
                       (4)(a) of Form 8-K, dated November 13, 1995.

          (d) McDonald's Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit 4 of Form S-3A Registration Statement (File No. 333-82920) dated March 14, 2002.

    (10)  Material Contracts

          (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

          (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

               (i) First Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

               (ii) Second Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

               (iii) Third Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

          (c) McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

          (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

          (f) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

          (g) Executive Retention Plan, as amended and restated March 20, 2002, incorporated herein by reference from Form 10-K, for the year December 31, 2001.*

          (h) Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

          (i) Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

          (j) McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

          (k) Form of McDonald's Corporation Tier I Change of Control Employment Agreement authorized by the Board of Directors and expected to be entered into between the Company and certain key executives, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.

          (l) Written description of oral arrangement between Jack M. Greenberg and the Company, dated March 21, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.

    (12)  Computation of Ratio of Earnings to Fixed Charges

_________________
    * Denotes compensatory plan.

   ** Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through May 10, 2002.

                                                     Financial Statements
        Date of Report          Item Reported        Required to be Filed
        --------------          -------------        --------------------
            4/18/02           Item 5 and Item 7               No

                                    SIGNATURE
                                ------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     McDONALD'S CORPORATION
                                          (Registrant)




                                    /s/ Matthew H. Paull
                                        ----------------
                                        Matthew H. Paull
                                        Executive Vice President
                                        Chief Financial Officer



    May 10, 2002
    ------------------