Form 10-Q
period 2002-06-30
MCDONALDS CORP
filed 2002-08-13
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2002

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


       Registrant's telephone number, including area code: (630) 623-3000
  ----------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _____
    ---

                                  1,275,268,714
                          ----------------------------
                        (Number of shares of common stock
                        outstanding as of June 30, 2002)

================================================================================

                             McDONALD'S CORPORATION
                                   ----------

                                      INDEX
                                      -----

                                                                                     Page Reference

Part I.    Financial Information

           Item 1 - Financial Statements

                Condensed consolidated balance sheet,
                June 30, 2002 (unaudited) and
                December 31, 2001                                                           3

                Condensed consolidated statement of income (unaudited),
                quarters and six months ended June 30, 2002 and 2001                        4

                Condensed consolidated statement of cash flows (unaudited),
                quarters and six months ended June 30, 2002 and 2001                        5

                Notes to condensed consolidated financial statements (unaudited)            6

           Item 2 - Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                               9

           Item 3 - Quantitative and Qualitative Disclosures
                    About Market Risk                                                      19

Part II.   Other Information

           Item 4 - Submission of Matters to a Vote of Security Holders                    19

           Item 6 - Exhibits and Reports on Form 8-K                                       20

                (a)  Exhibits
                     The exhibits listed in the
                     accompanying Exhibit Index are
                     filed as part of this report                                          20

                (b)  Reports on Form 8-K                                                   22

           Signature                                                                       23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------

                                                                                 (unaudited)
In millions, except per share data                                              June 30, 2002        December 31, 2001
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
Cash and equivalents                                                              $    475.9              $    418.1
Accounts and notes receivable                                                          903.5                   881.9
Inventories, at cost, not in excess of market                                           99.1                   105.5
Prepaid expenses and other current assets                                              472.4                   413.8
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        1,950.9                 1,819.3
------------------------------------------------------------------------------------------------------------------------
Other assets
Investments in and advances to affiliates                                            1,089.0                   990.2
Goodwill, net                                                                        1,376.1                 1,320.4
Miscellaneous                                                                        1,055.8                 1,115.1
------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                          3,520.9                 3,425.7
------------------------------------------------------------------------------------------------------------------------
Property and equipment
Property and equipment, at cost                                                     25,113.2                24,106.0
Accumulated depreciation and amortization                                           (7,256.0)               (6,816.5)
------------------------------------------------------------------------------------------------------------------------
         Net property and equipment                                                 17,857.2                17,289.5
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 23,329.0              $ 22,534.5
========================================================================================================================
Liabilities and shareholders' equity
Current liabilities
Notes payable                                                                     $        -              $    184.9
Accounts payable                                                                       541.3                   689.5
Income taxes                                                                            36.3                    20.4
Other taxes                                                                            215.5                   180.4
Accrued interest                                                                       189.5                   170.6
Other accrued liabilities                                                              698.3                   824.9
Current maturities of long-term debt                                                   449.4                   177.6
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   2,130.3                 2,248.3
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       9,116.3                 8,555.5
Other long-term liabilities and minority interests                                     551.2                   629.3
Deferred income taxes                                                                1,019.1                 1,112.2
Common equity put options and forward contracts                                        162.5                   500.8
Shareholders' equity
Preferred stock, no par value; authorized - 165.0 million shares;
   issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
   issued - 1,660.6 million                                                             16.6                    16.6
Additional paid-in capital                                                           1,718.0                 1,591.2
Unearned ESOP compensation                                                            (106.3)                 (106.7)
Retained earnings                                                                   19,359.4                18,608.3
Accumulated other comprehensive income                                              (1,688.8)               (1,708.8)
Common stock in treasury, at cost; 385.4 and 379.9 million shares                   (8,949.3)               (8,912.2)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 10,349.6                 9,488.4
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $ 23,329.0              $ 22,534.5
========================================================================================================================

See notes to condensed consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                Quarters ended                Six Months ended
In millions, except                                                                 June 30                        June 30
per common share data                                                         2002           2001            2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                     $2,869.0       $2,738.2        $5,547.5       $5,352.4
Revenues from franchised and affiliated restaurants                          993.1          969.3         1,912.0        1,866.8
---------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                        3,862.1        3,707.5         7,459.5        7,219.2
---------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                               2,453.9        2,341.6         4,763.5        4,585.0
Franchised restaurants - occupancy expenses                                  206.0          197.9           408.7          394.8
Selling, general, and administrative expenses                                402.9          414.6           787.8          812.4
Other operating (income) expense, net                                        (45.9)         (19.1)           13.0          (40.7)
---------------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                    3,016.9        2,935.0         5,973.0        5,751.5
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             845.2          772.5         1,486.5        1,467.7
---------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                              93.4          117.1           185.7          238.0
Nonoperating expense, net                                                     20.6            1.7            32.4           20.0
---------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
and cumulative effect of accounting change                                   731.2          653.7         1,268.4        1,209.7
---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   233.7          212.8           419.2          390.5
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                         497.5          440.9           849.2          819.2
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                                         (98.6)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $497.5         $440.9          $750.6         $819.2
=================================================================================================================================
Per common share:
Income before cumulative effect of accounting change                         $0.39          $0.34           $0.67          $0.63
Cumulative effect of accounting change                                                                      (0.08)
Net income                                                                   $0.39          $0.34           $0.59          $0.63
---------------------------------------------------------------------------------------------------------------------------------
Per common share diluted:
Income before cumulative effect of accounting change                         $0.39          $0.34           $0.66          $0.62
Cumulative effect of accounting change                                                                      (0.08)
Net income                                                                   $0.39          $0.34           $0.58          $0.62
---------------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                                    1,273.2        1,289.7         1,275.2        1,295.2
Weighted average shares - diluted                                          1,290.6        1,311.1         1,291.3        1,317.9
=================================================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                              Quarters ended                 Six months ended
                                                                                  June 30                          June 30
In millions                                                                2002           2001             2002            2001
--------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                            $   497.5      $   440.9        $   750.6      $    819.2
Adjustments to reconcile to cash provided by operations
    Cumulative effect of accounting change                                                                 98.6
    Depreciation and amortization                                         252.7          268.8            506.7           538.7
    Changes in operating working capital items                            (46.0)        (102.8)          (163.6)         (258.1)
    Other                                                                 (41.6)         (29.9)            10.9           (16.4)
--------------------------------------------------------------------------------------------------------------------------------
        Cash provided by operations                                       662.6          577.0          1,203.2         1,083.4
--------------------------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment expenditures                                      (404.6)        (482.8)          (775.5)         (831.4)
Purchases and sales of restaurant businesses and
    sales of property                                                     (69.9)          23.0            (80.6)          (81.0)
Other                                                                     (88.0)         (25.2)          (116.9)          (62.7)
--------------------------------------------------------------------------------------------------------------------------------
        Cash used for investing activities                               (562.5)        (485.0)          (973.0)         (975.1)
--------------------------------------------------------------------------------------------------------------------------------
Financing activities
Notes payable and long-term financing issuances and repayments            (19.3)         200.3            136.8           477.4
Treasury stock purchases                                                 (134.0)        (338.9)          (456.8)         (723.7)
Other                                                                      91.4           56.9            147.6           129.6
--------------------------------------------------------------------------------------------------------------------------------
         Cash used for financing activities                               (61.9)         (81.7)          (172.4)         (116.7)
--------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents increase (decrease)                                   38.2           10.3             57.8            (8.4)
--------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                               437.7          403.0            418.1           421.7
--------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                 $   475.9      $   413.3        $   475.9      $    413.3
================================================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's December 31, 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2002 do not necessarily indicate the results that may be expected for the full year.

    The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

    The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2002 and 2001:

                                                                      Quarters Ended                 Six months ended
                                                                          June 30                        June 30
           In millions                                               2002            2001            2002           2001
           ---------------------------------------------------------------------------------------------------------------
           Net income                                             $ 497.5         $ 440.9         $ 750.6        $ 819.2
           Other comprehensive income (loss):
               Foreign currency translation adjustments             168.2            (8.7)           27.6         (346.3)
               Deferred hedging adjustments                          (7.8)           15.6            (7.6)           8.2
                                                                  -------        --------         -------        -------
           Total other comprehensive income (loss)                  160.4             6.9            20.0         (338.1)
           ---------------------------------------------------------------------------------------------------------------
               Total comprehensive income                         $ 657.9         $ 447.8         $ 770.6        $ 481.1
           ---------------------------------------------------------------------------------------------------------------

Common Equity Put Options and Forward Contracts

     During the first quarter 2002, 3.0 million common equity put options were exercised at a cost of $87.5 million; and, during the second quarter 2002, 1.2 million common equity put options were exercised at a cost of $36.3 million and
2.1 million expired unexercised. At June 30, 2002, 5.8 million common equity put options were outstanding. The options expire at various dates through November 2002, at exercise prices between $26.37 and $29.49. The $162.5 million total exercise price of the options outstanding was classified in common equity put options in the Condensed consolidated balance sheet at June 30, 2002 and the related offset was recorded in common stock in treasury, net of premiums received.

    During the first quarter 2002, the Company also completed the purchase of
5.5 million shares of common stock for $150.8 million under equity forward contracts entered into during the fourth quarter 2001.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 17.4 million shares and 21.4 million shares for the second quarter 2002 and 2001, respectively, and 16.1 million shares and 22.7 million shares for the six months ended June 30, 2002 and 2001, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 71.0 million shares and 73.0 million shares for the second quarter 2002 and 2001, respectively and 91.9 million shares and 73.0 million shares for the six months ended June 30, 2002 and 2001, respectively.

Special Charge - Global Change Initiatives

     In fourth quarter 2001, the Company recorded a $200.0 million pretax special charge ($136.1 million after tax) related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The changes and initiatives are designed to improve the customer experience and grow McDonald's global business. In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets. The special charge primarily consisted of (i) severance and other employee-related costs and (ii) lease cancellation and other costs related to the closing of U.S. region and division facilities.

     The remaining liability, primarily related to employee severance and lease payments for facilities that have been closed, was approximately $63 million and is included in Other accrued liabilities in the Condensed consolidated balance sheet. No significant adjustments have been made to the original plan approved by management in fourth quarter 2001.

Adoption of New Accounting Standards - Goodwill

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for acquisitions initiated on or after July 1, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002.

    The Company performed the first of required goodwill impairment tests as of January 1, 2002, and recorded a non-cash pretax charge of $116.2 million ($98.6 million after tax or $0.08 per diluted share) in the first quarter of 2002 for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years. Second quarter 2001 pro-forma net income, adjusted for the application of the nonamortization provisions of SFAS No. 142, was $448.8 million and pro-forma diluted net income per common share was $0.34, the same as the reported diluted net income per common share. Pro-forma net income for the six months ended June 30, 2002, adjusted for the application of the nonamortization provisions of SFAS No. 142, was $833.9 million and pro-forma diluted net income per common share was $0.63, $.01 higher than the reported diluted net income per common share. Application of the nonamortization provisions for the full year 2001 would have increased net income by approximately $30 million ($0.02 per share).

    The carrying amount of goodwill, as of December 31, 2001, totaled $1,320.4 million (U.S. - $516.7; Europe - $278.6; Asia/Pacific, Middle East and Africa (APMEA) - $171.3; Latin America - $158.5; Canada - $51.2; and Partner Brands - $144.1). The carrying amount of goodwill, as of June 30, 2002, totaled $1,376.1 million (U.S. - $563.2; Europe - $326.4; APMEA - $206.4; Latin America - $74.9;
Canada - $59.7; and Partner Brands - $145.5). The changes in the carrying amounts of goodwill from December 31, 2001 to June 30, 2002 were due to (i) the charge of $116.2 million for the cumulative effect of the accounting change,
(ii) goodwill generated in 2002 as a result of purchases of McDonald's restaurant businesses and (iii) foreign currency exchange rate fluctuations.

Segment Information

    The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle and Donatos Pizzeria. In addition, McDonald's has a minority ownership in Pret A Manger. In March 2002, the Company sold its Aroma Cafe business in the U.K.

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

                                             Quarters ended              Six months ended
                                                 June 30                     June 30
In millions                                2002          2001           2002          2001
-------------------------------------------------------------------------------------------
Revenues
  U.S.                                $ 1,401.9     $ 1,399.6      $ 2,668.2     $ 2,670.0
  Europe                                1,262.1       1,155.7        2,408.4       2,250.6
  APMEA                                   580.3         520.1        1,164.3       1,054.9
  Latin America                           201.0         243.2          418.2         497.8
  Canada                                  162.6         156.5          300.8         297.4
  Partner Brands                          254.2         232.4          499.6         448.5
-------------------------------------------------------------------------------------------
         Total revenues               $ 3,862.1     $ 3,707.5      $ 7,459.5     $ 7,219.2
-------------------------------------------------------------------------------------------
Operating income (loss)
  U.S.                                $   518.0     $   482.2      $   920.1     $   891.1
  Europe                                  298.5         264.2          541.4         487.0
  APMEA                                    74.2          71.6          145.4         185.3
  Latin America                             3.8          14.2           (9.4)         36.5
  Canada                                   37.9          35.5           65.5          63.9
  Partner Brands                           (7.0)        (12.5)         (18.6)        (27.4)
  Corporate                               (80.2)        (82.7)        (157.9)       (168.7)
-------------------------------------------------------------------------------------------
         Total operating income       $   845.2     $   772.5      $ 1,486.5     $ 1,467.7
-------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------

Dollars in millions, except                                                     Quarter ended                   Six months ended
per common share data                                                           June 30, 2002                      June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         % Increase/                    % Increase/
                                                                               Amount     (Decrease)           Amount    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Systemwide sales                                                            $10,429.9          2%          $ 20,128.4           1%
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                         2,869.0          5              5,547.5           4
Revenues from franchised and affiliated restaurants                             993.1          2              1,912.0           2
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                           3,862.1          4              7,459.5           3
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                                  2,453.9          5              4,763.5           4
Franchised restaurants - occupancy costs                                        206.0          4                408.7           4
Selling, general, and administrative expenses                                   402.9         (3)               787.8          (3)
Other operating (income) expense, net                                           (45.9)       N/M                 13.0         N/M
------------------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                       3,016.9          3              5,973.0           4
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                845.2          9              1,486.5           1
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                 93.4        (20)               185.7         (22)
Nonoperating expense, net                                                        20.6        N/M                 32.4         N/M
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
and cumulative effect of accounting change                                      731.2         12              1,268.4           5
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                      233.7         10                419.2           7
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                            497.5         13%               849.2           4%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                                             (98.6)        N/M
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $   497.5         13%          $    750.6          (8)%
====================================================================================================================================
Per common share:
Income before cumulative effect of accounting change                        $    0.39         15%          $     0.67           6%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                                          (0.08)        N/M
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $    0.39         15%          $     0.59          (6)%
------------------------------------------------------------------------------------------------------------------------------------
Per common share - diluted:
Income before cumulative effect of accounting change                        $    0.39         15%          $     0.66           6%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                                          (0.08)        N/M
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $    0.39         15%          $     0.58          (6)%
====================================================================================================================================

N/M  Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates quick-service restaurant businesses under the McDonald's brand. To capture additional meal occasions, the Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle and Donatos Pizzeria. In addition, McDonald's has a minority ownership in Pret A Manger. In March 2002, the Company sold its Aroma Cafe business in the U.K.

     The following table presents the reported results for the quarter and six months ended June 30, 2002 and 2001 and the percent change in the results on a reported and on a constant currency basis. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, such as Russia, whose functional currency is the U.S. Dollar. Constant currency results are calculated by translating the current year results at prior year monthly average exchange rates.

        -------------------------------------------------------------------------------------------------------------------------
        Key highlights - Consolidated

                                                                                                            Percent
        Dollars in millions, except per common share data                                             Increase/(Decrease)
        -------------------------------------------------------------------------------------------------------------------------
                                                                                                           As         Constant
        Quarters ended June 30                                          2002            2001         Reported         Currency*
        -------------------------------------------------------------------------------------------------------------------------
        Systemwide sales                                           $10,429.9       $10,238.8                2                2
        -------------------------------------------------------------------------------------------------------------------------
        Total revenues                                               3,862.1         3,707.5                4                4
        -------------------------------------------------------------------------------------------------------------------------
        Operating income                                               845.2           772.5                9                7
        -------------------------------------------------------------------------------------------------------------------------
        Net income                                                     497.5           440.9               13               11
        -------------------------------------------------------------------------------------------------------------------------
        Net income per common share - diluted                           0.39            0.34               15               12
        -------------------------------------------------------------------------------------------------------------------------
        Six months ended June 30
        -------------------------------------------------------------------------------------------------------------------------
        Systemwide sales                                           $20,128.4       $19,888.5                1                2
        -------------------------------------------------------------------------------------------------------------------------
        Total revenues                                               7,459.5         7,219.2                3                5
        -------------------------------------------------------------------------------------------------------------------------
        Operating income                                             1,486.5         1,467.7                1                1
        -------------------------------------------------------------------------------------------------------------------------
        Income before cumulative effect of accounting change           849.2           819.2                4                3
        -------------------------------------------------------------------------------------------------------------------------
        Cumulative effect of accounting change, net of tax             (98.6)              -              n/m              n/m
        -------------------------------------------------------------------------------------------------------------------------
        Net income                                                     750.6           819.2               (8)              (9)
        -------------------------------------------------------------------------------------------------------------------------
        Per common share - diluted:
          Income before cumulative effect of
          accounting change                                             0.66            0.62                6                6
          Cumulative effect of accounting change                       (0.08)              -              n/m              n/m
          Net income                                                    0.58            0.62               (6)              (6)
        -------------------------------------------------------------------------------------------------------------------------

    *Excluding the effect of foreign currency translation on reported results.
     n/m  Not meaningful

Impact of Foreign Currencies on Reported Results

     While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

     Foreign currency translation had a minimal impact on the consolidated Systemwide sales growth rate for the quarter as the stronger Euro was offset by weaker Latin American currencies (primarily Argentine Peso, Venezuelan Bolivar, and Brazilian Real) and a weaker Japanese Yen. For the six months, foreign currency translation had a negative impact on the Systemwide sales growth rate due to the weaker Latin American currencies and Japanese Yen, partly offset by the stronger Euro. Foreign currency translation had a positive impact on the consolidated operating income growth rate for the quarter primarily due to the stronger Euro, while foreign currency translation had a minimal impact on the operating income growth rate for the six months.

Cumulative Effect of Accounting Change and Asset Impairment Charges

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. As a result of the initial required goodwill impairment tests, the Company recorded a non-cash charge of $98.6 million after tax in first quarter 2002 to reflect the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years.

     The Company also recorded $43.0 million of non-cash asset impairment charges in first quarter 2002, primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness. In addition, in second quarter 2001, the Company recorded a $24.0 million non-cash asset impairment charge in Turkey due to an assessment of the ongoing impact of the country's significant currency devaluation on our business.

Net Income and Diluted Net Income Per Common Share

     For the quarter, net income increased 13% (11% in constant currencies) and diluted net income per common share increased 15% (12% in constant currencies).

     As previously mentioned, the Company adopted the new goodwill accounting rules on January 1, 2002, resulting in a first quarter 2002 non-cash charge of $98.6 million after tax to reflect the cumulative effect of this accounting change. For the six months, income before the cumulative effect of the accounting change increased 4%, while net income, which included the charge for the cumulative effect of the accounting change, declined 8%. Diluted income per common share before the cumulative effect of the accounting change increased 6%, while diluted net income per common share declined 6% for the six months.

     For the quarter, excluding the 2001 non-cash asset impairment charge, net income would have increased 7% (5% in constant currencies) and diluted net income per common share would have increased 11% (9% in constant currencies). For the six months, excluding the 2002 and 2001 non-cash asset impairment charges, income before the cumulative effect of the accounting change would have increased 6% and diluted income per common share before the cumulative effect of the accounting change would have increased 8%. See the following table for a reconciliation of reported income to adjusted income excluding special items.

-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of reported income to
  adjusted income excluding special items                                                                    Net Income
                                                                      Net Income                     Per Common Share - Diluted
Dollars in millions, except per common share data
-----------------------------------------------------------------------------------------------------------------------------------
Quarters ended June 30                                      2002         2001    % Increase        2002       2001     % Increase
-----------------------------------------------------------------------------------------------------------------------------------
As reported                                               $497.5       $440.9            13       $0.39      $0.34            15
-----------------------------------------------------------------------------------------------------------------------------------
2001 Turkey non-cash asset impairment charge                             24.0           n/m                    .01           n/m
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted                                                  $497.5       $464.9             7       $0.39      $0.35            11
------------------------------------------------------- ---------------------------------------------------------------------------
Six months ended June 30
-----------------------------------------------------------------------------------------------------------------------------------
As reported*                                              $849.2       $819.2             4       $0.66      $0.62             6
-----------------------------------------------------------------------------------------------------------------------------------
2002 non-cash asset impairment charges                      43.0                        n/m         .03                      n/m
-----------------------------------------------------------------------------------------------------------------------------------
2001 Turkey non-cash asset impairment charge                             24.0           n/m                    .02           n/m
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted*                                                 $892.2       $843.2             6       $0.69      $0.64             8
===================================================================================================================================

* Before the cumulative effect of the goodwill accounting change of $98.6 million.
n/m Not meaningful

     Weighted average shares outstanding for both periods were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the six months, the Company repurchased 16.6 million shares of its common stock for approximately $466 million.

     We expect 2002 annual earnings per share of $1.47 to $1.53, excluding $141.6 million of charges in the first quarter ($98.6 million related to the cumulative effect of the goodwill accounting change and $43.0 million related to the first quarter 2002 asset impairment charges). Including the charges, we expect earnings per share to be $1.35 to $1.41. This expectation reflects a foreign currency translation impact of neutral to up three cents for the year.

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

   --------------------------------------------------------------------------------------------------------------------
   Systemwide sales
                                                                                                  Percent
   --------------------------------------------------------------------------------------------------------------------
   Dollars in millions                                                                      Increase/(Decrease)
   --------------------------------------------------------------------------------------------------------------------
                                                                                               As           Constant
   Quarters ended June 30                                   2002             2001        Reported           Currency*
   --------------------------------------------------------------------------------------------------------------------
   U.S.                                                $ 5,252.9        $ 5,188.6               1                n/a
   --------------------------------------------------------------------------------------------------------------------
   Europe                                                2,552.1          2,271.2              12                  7
   --------------------------------------------------------------------------------------------------------------------
   APMEA                                                 1,623.3          1,733.6              (6)                (6)
   --------------------------------------------------------------------------------------------------------------------
   Latin America                                           359.8            431.7             (17)                 -
   --------------------------------------------------------------------------------------------------------------------
   Canada                                                  377.9            371.6               2                  2
   --------------------------------------------------------------------------------------------------------------------
   Partner Brands                                          263.9            242.1               9                  9
   --------------------------------------------------------------------------------------------------------------------
      Total Systemwide sales                           $10,429.9        $10,238.8               2                  2
   --------------------------------------------------------------------------------------------------------------------
   Six months ended June 30
   --------------------------------------------------------------------------------------------------------------------
   U.S.                                                $10,045.6        $ 9,865.1               2                n/a
   --------------------------------------------------------------------------------------------------------------------
   Europe                                                4,860.8          4,449.4               9                  9
   --------------------------------------------------------------------------------------------------------------------
   APMEA                                                 3,255.4          3,516.3              (7)                (4)
   --------------------------------------------------------------------------------------------------------------------
   Latin America                                           750.0            887.0             (15)                (1)
   --------------------------------------------------------------------------------------------------------------------
   Canada                                                  698.0            703.0              (1)                 2
   --------------------------------------------------------------------------------------------------------------------
   Partner Brands                                          518.6            467.7              11                 11
   --------------------------------------------------------------------------------------------------------------------
      Total Systemwide sales                           $20,128.4        $19,888.5               1                  2
   --------------------------------------------------------------------------------------------------------------------

* Excluding the effect of foreign currency translation on reported results. n/a Not applicable

     On a global basis, the increases in sales and revenues for the quarter and six months were due to restaurant expansion, partly offset by negative comparable sales. On a constant currency basis, revenues increased at a higher rate than sales primarily due to significantly lower sales from our affiliate in Japan. Under our affiliate structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, Japan's sales decline had a larger negative impact on Systemwide sales than revenues.

     U.S. sales increased 1% for the quarter and 2% for the six months due to expansion, partly offset by negative comparable sales for both periods.

     In Europe, expansion and positive comparable sales drove the constant currency sales increases for the quarter and six months. Strong performance in France along with positive comparable sales in Germany and the U.K. were the primary contributors to the increases for both periods.

     Constant currency sales results in APMEA declined due to negative comparable sales, partly offset by expansion for both periods. Strong results in Australia and expansion in China were more than offset by negative comparable sales in Japan due to weak economic conditions and consumer concerns regarding food safety. Although we are proactively communicating our strong safety and quality messages, including the fact that McDonald's Japan does not serve Japanese beef, we expect Japan's results in the near term to continue to be negatively affected by these consumer concerns.

     In Latin America, constant currency sales declined due to negative comparable sales in Argentina and most other markets for both periods. We expect the weak economic conditions in many Latin American markets to continue to impact our business in the near term.

     The sales increases in the Partner Brands for both periods were due to positive comparable sales and expansion.

Combined Operating Margins

     The following combined operating margin information represents margins for McDonald's restaurant business only and excludes Partner Brands.

---------------------------------------------------------------------------------------------------------------
Combined operating margins
                                                      Quarters ended                    Six months ended
                                                          June 30                            June 30
---------------------------------------------------------------------------------------------------------------
                                                     2002             2001              2002              2001
---------------------------------------------------------------------------------------------------------------
Dollars in millions
---------------------------------------------------------------------------------------------------------------
Company-operated                                $   396.7        $   386.0         $   747.0         $   745.3
---------------------------------------------------------------------------------------------------------------
Franchised                                          786.6            771.0           1,502.5           1,471.2
---------------------------------------------------------------------------------------------------------------
  Combined operating margins                    $ 1,183.3        $ 1,157.0         $ 2,249.5         $ 2,216.5
---------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
---------------------------------------------------------------------------------------------------------------
Company-operated                                     15.2%            15.4%             14.8%             15.2%
---------------------------------------------------------------------------------------------------------------
Franchised                                           79.2             79.6              78.6              78.8
---------------------------------------------------------------------------------------------------------------

     Combined operating margin dollars increased $26.3 million or 2% for the quarter (1% in constant currencies) and $33.0 million or 1% for the six months (2% in constant currencies). The U.S. and Europe segments accounted for more than 80% of the combined margin dollars for both periods.

     Consolidated food & paper costs decreased as a percent of sales for the quarter and increased for the six months, while payroll costs were up slightly for the quarter and flat for the six months. Occupancy & other operating expenses increased as a percent of sales for both periods.

     The U.S. Company-operated margin percent increased for both periods, primarily due to the elimination of goodwill amortization and a lower contribution rate in 2002 to the national co-op for advertising expenses. As a percent of sales, food & paper costs decreased, payroll costs increased and occupancy & other operating expenses decreased for both periods.

     Company-operated margin percentages in Europe, APMEA and Latin America decreased for both periods. In Europe, the decline was primarily due to continuing higher payroll costs as a percentage of sales for both periods. The declines in APMEA and Latin America were primarily due to negative comparable sales and difficult economic conditions in many markets.

     The decline in the consolidated franchised margin percent reflects negative comparable sales and higher occupancy costs due to an increased number of leased sites. The franchised margin percent in APMEA increased for both periods primarily due to a restructuring of our ownership in the Philippines in July 2001. The restructuring resulted in the reclassification of our restaurants and related margins, which were lower than the average for the segment, from franchised to Company-operated.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses decreased 3% for both periods or 2% in constant currencies, primarily due to the benefit of the global change initiatives introduced in late 2001 and a reduction in certain performance-based compensation accruals. As a result of the global change initiatives, the Company expects ongoing annual selling, general & administrative expense savings of about $100 million beginning in 2002, compared with what otherwise would have been spent.

Other Operating Income (Expense), net

-----------------------------------------------------------------------------------------------------------------
  Other operating income (expense), net                         Quarters ended             Six months ended
  Dollars in millions                                              June 30                     June 30
-----------------------------------------------------------------------------------------------------------------
                                                               2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------------------
  Gains on sales of restaurant businesses                    $ 30.3        $ 31.0         $40.4        $ 46.3
-----------------------------------------------------------------------------------------------------------------
  Equity in earnings of unconsolidated affiliates               7.1          25.2          15.4          37.1
-----------------------------------------------------------------------------------------------------------------
  Asset impairment                                                -         (24.0)        (43.0)        (24.0)
-----------------------------------------------------------------------------------------------------------------
  Team service system payments - U.S.                             -             -         (21.6)            -
-----------------------------------------------------------------------------------------------------------------
  Other income (expense)                                        8.5         (13.1)         (4.2)        (18.7)
-----------------------------------------------------------------------------------------------------------------
     Total                                                   $ 45.9        $ 19.1       $ (13.0)       $ 40.7
-----------------------------------------------------------------------------------------------------------------

     Equity in earnings of unconsolidated affiliates decreased for both periods, primarily due to lower earnings from our Japanese affiliate and a weaker Japanese Yen. The team service system payments consist of payments made to U.S. owner/operators in first quarter 2002 to facilitate the introduction of a new front counter system. Other income (expense) benefited from the elimination of goodwill amortization for both periods and higher gains on sales of excess property for the quarter.

Operating Income

     Consolidated operating income increased 9% for the quarter, or 7% in constant currencies, and 1% for the six months both on a reported and constant currency basis. Excluding the 2002 and 2001 non-cash asset impairment charges, consolidated operating income would have increased 3% for the quarter and 2% for the six months in constant currencies. The increases were due to higher combined operating margin dollars and lower selling, general & administrative expenses for both periods, partly offset by lower other operating income for the six months.

-----------------------------------------------------------------------------------------------------------------
Operating income

Dollars in millions                                                             Percent Increase/(Decrease)
-----------------------------------------------------------------------------------------------------------------
                                                                                     As            Constant
Quarters ended June 30                                2002          2001       Reported          Currency/(1)/
------------------------------------------------------------------------------------------ ----------------------
U.S.                                               $ 518.0       $ 482.2              7                   n/a
------------------------------------------------------------------------------------------ ----------------------
Europe                                               298.5         264.2             13                     8
------------------------------------------------------------------------------------------ ----------------------
APMEA/(2)/                                            74.2          71.6              4                     -
------------------------------------------------------------------------------------------ ----------------------
Latin America                                          3.8          14.2            (73)                  n/m
------------------------------------------------------------------------------------------ ----------------------
Canada                                                37.9          35.5              7                     7
------------------------------------------------------------------------------------------ ----------------------
Partner Brands                                        (7.0)        (12.5)            44                    44
------------------------------------------------------------------------------------------ ----------------------
Corporate                                            (80.2)        (82.7)             3                   n/a
------------------------------------------------------------------------------------------ ----------------------
   Total operating income                          $ 845.2       $ 772.5              9                     7
-----------------------------------------------------------------------------------------------------------------
Six months ended June 30
------------------------------------------------------------------------------------------ ----------------------
U.S. /(3)/                                         $ 920.1       $ 891.1              3                   n/a
------------------------------------------------------------------------------------------ ----------------------
Europe                                               541.4         487.0             11                    10
------------------------------------------------------------------------------------------ ----------------------
APMEA /(2)/                                          145.4         185.3            (22)                  (21)
------------------------------------------------------------------------------------------ ----------------------
Latin America /(4)/                                   (9.4)         36.5            n/m                   n/m
------------------------------------------------------------------------------------------ ----------------------
Canada                                                65.5          63.9              3                     5
------------------------------------------------------------------------------------------ ----------------------
Partner Brands                                       (18.6)        (27.4)            32                    32
------------------------------------------------------------------------------------------ ----------------------
Corporate                                           (157.9)       (168.7)             6                   n/a
------------------------------------------------------------------------------------------ ----------------------
   Total operating income                         $1,486.5      $1,467.7              1                     1
------------------------------------------------------------------------------------------ ----------------------

(1)  Excluding the effect of foreign currency translation on reported results.
(2) Includes non-cash asset impairment charges in Turkey of $15.9 million in first quarter 2002 and $24.0 million in second quarter 2001.
(3) Includes $21.6 million of front counter team service system payments in first quarter 2002.
(4) Includes $27.1 million of non-cash asset impairment charges in first quarter 2002.
n/a  Not applicable
n/m  Not meaningful

     U.S. operating income increased 7% for the quarter and 3% for the six months. The increases were due to higher combined operating margin dollars and lower selling, general & administrative expenses for both periods and higher other operating income for the quarter. Other operating income was lower for the six months primarily due to the $21.6 million of payments made to U.S. owner/operators for the front counter team service system.

     Europe's operating income increased 8% for the quarter and 10% for the six months in constant currencies. Results in France, Germany and the U.K. drove this segment's performance for both periods.

     APMEA's operating income decreased slightly for the quarter and decreased 21% for the six months in constant currencies, primarily due to weak results in Japan, partly offset by strong results in Australia for both periods. The segment's growth rate for the quarter was impacted by the $24.0 million non-cash asset impairment charge in Turkey in second quarter 2001. APMEA's operating income growth rate for the six months was also impacted by the $15.9 million non-cash asset impairment charge in Turkey in first quarter 2002, and a gain on the sale of real estate in Singapore in first quarter 2001. Excluding the asset impairment charges and the gain on sale of real estate, APMEA's constant currency operating income would have declined 25% in the second quarter and 17% year-to-date.

     Latin America's operating results declined significantly for the quarter and six months as Argentina and most other markets continued to experience difficult economic conditions. In addition, the segment's reported operating income for the six months included $27.1 million of asset impairment charges recorded in first quarter 2002.

     The increases in operating income for the Partner Brands were primarily driven by improved results for Chipotle and the elimination of goodwill amortization for both periods. Boston Market also contributed to the increase for the six months.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for both periods primarily due to lower average interest rates, partly offset by higher average debt levels. We expect the percentage decrease in interest expense to lessen throughout the year.

     Nonoperating expense increased for both periods primarily due to foreign currency translation losses in 2002 compared with foreign currency translation gains in 2001 and higher minority interest expense in 2002.

     The effective income tax rate for the second quarter decreased from 32.6% in 2001 to 32.0% in 2002 due to the impact of the $24.0 million non-cash asset impairment charge recorded in second quarter 2001 that was not tax-effected for financial reporting purposes. The effective tax rate for the six months increased from 32.3% in 2001 to 33.0% in 2002 due to the impact of the $24.0 million non-cash asset impairment charge recorded in second quarter 2001 and the $43.0 million of non-cash asset impairment charges recorded in first quarter 2002, none of which were tax-effected for financial reporting purposes. We expect the annual 2002 effective tax rate to be approximately 32.5% to 33.0%.

SPECIAL CHARGE - GLOBAL CHANGE INITIATIVES

In fourth quarter 2001, the Company recorded a $200.0 million pretax special charge ($136.1 million after tax) related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The changes and initiatives are designed to improve the customer experience and grow McDonald's global business. In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets. The special charge primarily consisted of (i) severance and other employee-related costs and (ii) lease cancellation and other costs related to the closing of U.S. region and division facilities. The Company expects to use cash provided by operations to fund the remaining employee severance and lease obligations, which totaled approximately $63 million at June 30, 2002.

CASH FLOWS AND FINANCIAL POSITION

Free cash flow - cash provided by operations less capital expenditures - for the first six months ended June 30, 2002 totaled $427.7 million compared with $252.0 million last year. Free cash flow, together with other sources of cash such as borrowings, was and is expected to continue to be used primarily for share repurchases and debt repayments. Capital expenditures declined 7% for the six months primarily due to an 8% decline in capital expenditures associated with McDonald's restaurant business and higher capital expenditures for the Partner Brands. The decline in capital expenditures for McDonald's restaurant business was primarily in Europe and Latin America. For the full year 2002, the Company expects to add 1,300 to 1,400 McDonald's restaurants, net of restaurant closings, and open 100 to 150 new Partner Brands' restaurants.

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

--------------------------------------------------------------------------------
 SECOND QUARTER AND SIX MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------

 FINANCIAL INFORMATION

                                                                 Quarters ended                   Six months ended
                                                                     June 30                           June 30
 Systemwide sales by type (in millions)                      2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     Operated by franchisees                            $ 6,508.9         $ 6,296.0         $12,506.5      $12,120.8
     Operated by the Company                              2,869.0           2,738.2           5,547.5        5,352.4
     Operated by affiliates                               1,052.0           1,204.6           2,074.4        2,415.3
-------------------------------------------------------------------------------------------------------------------------
         Systemwide sales                               $10,429.9         $10,238.8         $20,128.4      $19,888.5
-------------------------------------------------------------------------------------------------------------------------

                                                                 Quarters ended                   Six months ended
                                                                     June 30                           June 30
 Comparable sales*                                           2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     U.S.                                                    (1.6)%            (2.2)%            (0.9)%         (0.5)%
     Europe                                                   2.7              (2.1)              3.9           (3.6)
     APMEA                                                  (11.7)             (1.1)             (9.8)          (3.2)
     Latin America                                           (4.3)             (2.2)             (4.9)          (1.9)
     Canada                                                  (2.1)              0.7              (2.7)           2.3
-------------------------------------------------------------------------------------------------------------------------
         Total                                               (2.5)%            (1.9)%            (1.7)%         (1.7)%
-------------------------------------------------------------------------------------------------------------------------

 * Comparable sales represent the percent change in constant currency sales from the same period in the prior year for restaurants in operation at least thirteen months. Comparable sales information is for the McDonald's restaurant business only.

                                                                 Quarters ended                   Six months ended
                                                                     June 30                           June 30
 Restaurant margins*                                         2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     Company-operated
     ----------------
     U.S.                                                    17.8%             16.5%             17.3%          16.4%
     Europe                                                  15.9              16.5              15.3           15.6
     APMEA                                                   12.2              13.1              12.3           13.7
     Latin America                                            7.4              10.5               8.8           11.6
     Canada                                                  15.7              16.5              14.4           15.9
         Total                                               15.2%             15.4%             14.8%          15.2%

     Franchised
     ----------
     U.S.                                                    80.2%             80.6%             79.4%          79.9%
     Europe                                                  77.1              77.3              76.6           76.4
     APMEA                                                   85.6              84.6              86.1           84.6
     Latin America                                           67.0              68.8              67.4           68.6
     Canada                                                  79.4              81.1              78.6           79.8
         Total                                               79.2%             79.6%             78.6%          78.8%

 * Restaurant margin information represents margins for the McDonald's restaurant business only.

 RESTAURANTS

-------------------------------------------------------------------------------------------------------------------------
                                                                                    At June 30,  2002              2001
-------------------------------------------------------------------------------------------------------------------------
 By type
      Operated by franchisees                                                                  17,552            17,050
      Operated by the Company                                                                   8,636             7,923
      Operated by affiliates                                                                    4,276             4,277
-------------------------------------------------------------------------------------------------------------------------
         Systemwide restaurants                                                                30,464            29,250
-------------------------------------------------------------------------------------------------------------------------

                                                                    Quarters ended                   Six months ended
                                                                       June 30                           June 30
Additions                                                        2002          2001              2002              2001
-------------------------------------------------------------------------------------------------------------------------
      U.S.                                                         75            68               124                75
      Europe                                                       70            85               101               135
      APMEA                                                        94           147               134               216
      Latin America                                                 7            26                17                64
      Canada                                                        7             6                22                14
      Partner Brands*                                              19            13               (27)               39
-------------------------------------------------------------------------------------------------------------------------
         Systemwide additions                                     272           345               371               543
-------------------------------------------------------------------------------------------------------------------------

 * Decrease for the six months in 2002 was primarily due to the sale of Aroma U.K. in March, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 23, 2002.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters:

     (1) The election of four directors to serve until the 2005 Annual Meeting of shareholders, (2) the approval of independent auditors for 2002, (3) a shareholder proposal on the China Business Principles, and (4) a shareholder proposal on animal welfare standards. The voting results were as follows:

         Each nominee was elected by a vote of the shareholders as follows:

         Director                            For                      Withheld

         Hall Adams, Jr                1,113,813,517                 23,552,404
         Edward A. Brennan             1,102,254,330                 35,111,591
         Terry L. Savage               1,113,527,004                 23,838,917
         Fred L. Turner                1,114,607,099                 22,758,822

         Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

         Term Expiring in 2003                            Term Expiring in 2004

         Enrique Hernandez, Jr.                           Jack M. Greenberg
         Jeanne P. Jackson                                Donald G. Lubin
         Andrew J. McKenna                                Walter E. Massey
         Michael R. Quinlan*                              Robert N. Thurston
         Roger W. Stone

         * Retiring August 2002.

     (2) The proposal to approve the appointment of independent auditors for 2002 was approved by shareholders as follows:

                      For                   Against                    Abstain

                  1,081,867,231             46,908,662                 8,590,028

     (3) The shareholder proposal on the China Business Principles was not approved by shareholders as follows:

                      For                   Against                    Abstain               Non-Votes
                      ---                   -------                    -------               ---------
                  50,839,556                800,179,716                58,763,440            227,583,209

     (4) The shareholder proposal on animal welfare standards was not approved by shareholders as follows:

                      For                   Against                    Abstain               Non-Votes
                      ---                   -------                    -------               ---------
                  42,708,716                836,509,741                30,564,255            227,583,209


(d)  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                             Description
--------------                             -----------

        (3)    (i)  Restated Certificate of Incorporation, effective as of March
                    24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

               (ii) By-Laws, effective as of July 11, 2002, filed herewith.

        (4)    Instruments defining the rights of security holders, including
               Indentures: **

               (a) Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)
                       (a) of Form S-3 Registration Statement (File
                       No. 333-14141).

                       (i) 6-3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)
                             (a) of Form 8-K, dated January 5, 1998.

                       (ii) Medium-Term Notes, Series F, due from 1 year to 60 years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

                       (iii) Medium-Term Notes, Series G, due from 1 Year to 60
                             Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from
                             Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

                       (iv) Medium-Term Notes, Series H, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from
                             Exhibit 4(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

               (b) Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Form 8-K, dated October 18, 1996.

                       (i) 7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

               (c) Debt Securities. Indenture dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

                       (i) 8-7/8% Debentures due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

                       (ii) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)
                             (b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

                       (iii) 7-3/8% Debentures due July 15, 2033.  Form of
                             Supplemental Indenture No. 21, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated July 15, 1993.

                       (iv) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

                       (v) 6-5/8% Notes due September 1, 2005. Form of Supplemental Indenture No. 23, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated September 5, 1995.

          (vi) 7.05% Debentures due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

     (d) McDonald's Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

(10) Material Contracts

     (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

     (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

          (i) First Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

          (ii) Second Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

          (iii) Third Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

          (iv) Fourth Amendment to the McDonald's Profit Sharing Program, filed herewith. *

     (c) McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

     (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

     (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

     (f) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

     (g) Executive Retention Plan, as amended and restated March 20, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

     (h) Senior Director Letter Agreement between Gordon C. Gray and the Company, filed herewith. *

     (i) Senior Director Letter Agreement between Donald R. Keough and the Company, filed herewith. *

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

-------------------------------------
     * Denotes compensatory plan.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through August 13, 2002.

                                                  Financial Statements
          Date of Report       Item Reported      Required to be Filed
          --------------       -------------      --------------------

              6/17/02        Item 5 and Item 7              No
              7/24/02        Item 5 and Item 7              No

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     McDONALD'S CORPORATION
                                          (Registrant)


                                 /s/ Matthew H. Paull
                                     ----------------

                                     Matthew H. Paull
                                     Corporate Executive Vice President and
                                     Chief Financial Officer

August 13, 2002
---------------------------