Form 10-Q
period 2002-09-30
MCDONALDS CORP
filed 2002-11-12
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2002

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

                                  1,269,312,796
                          ----------------------------
                        (Number of shares of common stock
                      outstanding as of September 30, 2002)

================================================================================

                             McDONALD'S CORPORATION

                                      INDEX

                                                                                 Page Reference
Part I.      Financial Information

             Item 1 - Financial Statements

                  Condensed consolidated balance sheet, September 30,
                  2002 (unaudited) and December 31, 2001                                 3

                  Condensed consolidated statement of income (unaudited),
                  quarters and nine months ended September 30, 2002 and 2001             4

                  Condensed consolidated statement of cash flows (unaudited),
                  quarters and nine months ended September 30, 2002 and 2001             5

                  Notes to condensed consolidated financial statements (unaudited)       6

             Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                          9

             Item 3 - Quantitative and Qualitative Disclosures
                      About Market Risk                                                 21

             Item 4 - Controls and Procedures                                           21


Part II.     Other Information

             Item 6 - Exhibits and Reports on Form 8-K                                  21

                  (a) Exhibits
                      The exhibits listed in the accompanying Exhibit Index are
                      filed as part of this report                                      21

                  (b) Reports on Form 8-K                                               23

Signatures                                                                              24

Certifications                                                                          24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------

                                                                                 (unaudited)
In millions, except per share data                                           September 30, 2002      December 31, 2001
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
Cash and equivalents                                                               $   423.4               $   418.1
Accounts and notes receivable                                                          840.0                   881.9
Inventories, at cost, not in excess of market                                          102.0                   105.5
Prepaid expenses and other current assets                                              423.5                   413.8
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        1,788.9                 1,819.3
------------------------------------------------------------------------------------------------------------------------
Other assets
Investments in and advances to affiliates                                            1,086.4                   990.2
Goodwill, net                                                                        1,430.3                 1,320.4
Miscellaneous                                                                        1,347.8                 1,115.1
------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                          3,864.5                 3,425.7
------------------------------------------------------------------------------------------------------------------------
Property and equipment
Property and quipment, at cost                                                      25,323.4                24,106.0
Accumulated depreciation and amortization                                           (7,383.3)               (6,816.5)
------------------------------------------------------------------------------------------------------------------------
         Net property and equipment                                                 17,940.1                17,289.5
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $23,593.5               $22,534.5
========================================================================================================================
Liabilities and shareholders' equity
Current liabilities
Notes payable                                                                      $     -                 $   184.9
Accounts payable                                                                       503.3                   689.5
Income taxes                                                                           142.0                    20.4
Other taxes                                                                            218.2                   180.4
Accrued interest                                                                       181.0                   170.6
Accrued payroll and other liabilities                                                  751.2                   824.9
Current maturities of long-term debt                                                    70.2                   177.6
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   1,865.9                 2,248.3
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       9,484.8                 8,555.5
Other long-term liabilities and minority interests                                     524.5                   629.3
Deferred income taxes                                                                1,014.3                 1,112.2
Common equity put options and forward contracts                                         62.5                   500.8
Shareholders' equity
Preferred stock, no par value; authorized - 165.0 million shares;
 issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares;
 issued - 1,660.6 million                                                               16.6                    16.6
Additional paid-in capital                                                           1,730.8                 1,591.2
Unearned ESOP compensation                                                            (102.8)                 (106.7)
Retained earnings                                                                   19,846.3                18,608.3
Accumulated other comprehensive income                                              (1,855.3)               (1,708.8)
Common stock in treasury, at cost; 391.3 and 379.9 million shares                   (8,994.1)               (8,912.2)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 10,641.5                 9,488.4
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $23,593.5               $22,534.5
========================================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Quarters ended                Nine Months ended
In millions, except                                                               September 30                   September 30
per common share data                                                         2002           2001            2002           2001
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                    $ 3,019.3      $ 2,876.9       $ 8,566.8      $ 8,229.3
Revenues from franchised and affiliated restaurants                        1,027.7        1,002.4         2,939.7        2,869.2
----------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                        4,047.0        3,879.3        11,506.5       11,098.5
----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                               2,584.8        2,440.8         7,348.3        7,025.8
Franchised restaurants - occupancy expenses                                  214.2          203.4           622.9          598.2
Selling, general, and administrative expenses                                438.2          415.9         1,226.0        1,228.3
Other operating (income) expense, net                                        (20.0)          72.6            (7.0)          31.9
----------------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                    3,217.2        3,132.7         9,190.2        8,884.2
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             829.8          746.6         2,316.3        2,214.3
----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                              93.8          110.6           279.5          348.6
McDonald's Japan IPO gain                                                        -         (137.1)              -         (137.1)
Nonoperating expense, net                                                     20.7           22.6            53.1           42.6
----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
and cumulative effect of accounting change                                   715.3          750.5         1,983.7        1,960.2
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   228.6          205.0           647.8          595.5
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                         486.7          545.5         1,335.9        1,364.7
----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                                         (98.6)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $   486.7      $   545.5       $ 1,237.3      $ 1,364.7
==================================================================================================================================
Per common share:
Income before cumulative effect of accounting change                     $    0.38      $    0.42       $    1.05      $    1.06
Cumulative effect of accounting change                                                                      (0.08)
Net income                                                               $    0.38      $    0.42       $    0.97      $    1.06
----------------------------------------------------------------------------------------------------------------------------------
Per common share diluted:
Income before cumulative effect of accounting change                     $    0.38      $    0.42       $    1.04      $    1.04
Cumulative effect of accounting change                                                                      (0.08)
Net income                                                               $    0.38      $    0.42       $    0.96      $    1.04
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                                    1,273.1        1,286.1         1,274.5        1,292.1
Weighted average shares - diluted                                          1,280.5        1,305.8         1,286.8        1,313.4
==================================================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Quarters ended                 Nine months ended
                                                                                   September 30                    September 30
In millions                                                                  2002             2001            2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                              $    486.7      $    545.5       $  1,237.3      $  1,364.7
Adjustments to reconcile to cash provided by operations
    Cumulative effect of accounting change                                                                     98.6
    Depreciation and amortization                                            281.0           270.9            787.7           809.6
    Changes in working capital items                                         196.1           178.0             32.5           (80.1)
    Other                                                                     36.7            (6.3)            47.6           (22.7)
------------------------------------------------------------------------------------------------------------------------------------
         Cash provided by operations                                       1,000.5           988.1          2,203.7         2,071.5
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Property and equipment expenditures                                         (510.9)         (412.3)        (1,286.4)       (1,243.7)
Purchases and sales of restaurant businesses and
  sales of property                                                          (43.7)           24.2           (124.3)          (56.8)
Other                                                                        (82.4)          (44.3)          (199.3)         (107.0)
------------------------------------------------------------------------------------------------------------------------------------
         Cash used for investing activities                                 (637.0)         (432.4)        (1,610.0)       (1,407.5)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Notes payable and long-term financing issuances and repayments              (246.4)         (389.8)          (109.6)           87.6
Treasury stock purchases                                                    (149.1)         (172.0)          (605.9)         (895.7)
Other                                                                        (20.5)           68.4            127.1           198.0
------------------------------------------------------------------------------------------------------------------------------------
         Cash used for financing activities                                 (416.0)         (493.4)          (588.4)         (610.1)
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents increase (decrease)                                     (52.5)           62.3              5.3            53.9
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at beginning of period                                  475.9           413.3            418.1           421.7
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    423.4      $    475.6       $    423.4      $    475.6
====================================================================================================================================

See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's December 31, 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2002 do not necessarily indicate the results that may be expected for the full year.

     The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

     The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2002 and 2001:

                                                                        Quarters ended               Nine months ended
                                                                         September 30                   September 30
           In millions                                               2002            2001            2002           2001
           -------------------------------------------------------------------------------------------------------------
           Net income                                             $ 486.7         $ 545.5       $ 1,237.3      $ 1,364.7
           Other comprehensive income (loss):
             Foreign currency translation adjustments              (177.1)           29.5          (149.5)        (316.8)
             Deferred hedging adjustments                            10.6           (35.0)            3.0          (26.8)
                                                                  -------         -------       ---------      ---------
           Total other comprehensive income (loss)                 (166.5)           (5.5)         (146.5)        (343.6)
           -------------------------------------------------------------------------------------------------------------
               Total comprehensive income                         $ 320.2         $ 540.0       $ 1,090.8      $ 1,021.1
           =============================================================================================================

Common Equity Put Options and Forward Contracts

     During first quarter 2002, 3.0 million common equity put options were exercised at a cost of $87.5 million; during second quarter 2002, 1.2 million common equity put options were exercised at a cost of $36.3 million and 2.1 million expired unexercised; and during third quarter 2002, 3.5 million common equity put options were exercised at a cost of $100.0 million. At September 30, 2002, 2.3 million common equity put options were outstanding. The options expire at various dates through November 2002, at exercise prices between $26.37 and $27.47. The $62.5 million total exercise price of the options outstanding was classified in common equity put options in the Condensed consolidated balance sheet at September 30, 2002 and the related offset was recorded in common stock in treasury, net of premiums received.

     During first quarter 2002, the Company also completed the purchase of 5.5 million shares of common stock for $150.8 million under equity forward contracts entered into during fourth quarter 2001.

Special Charges

     In first quarter 2002, the Company recorded $43.0 million (pre and after tax) of non-cash asset impairment charges in other operating expense, primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

     In second quarter 2001, the Company recorded a $24.0 million (pre and after tax) non-cash asset impairment charge in other operating expense due to an assessment of the ongoing impact of Turkey's significant currency devaluation on our business.

     In third quarter 2001, the Company recorded charges in other operating expense of $84.1 million ($63.9 million after tax) primarily related to the closing of 154 underperforming restaurants in international markets and $17.4 million ($12.1 million after tax) primarily related to the write-off of certain technology investments. In addition, the Company recorded a $12.4 million ($8.1 million after tax) charge in nonoperating expense primarily related to the write-off of a corporate investment.

     In fourth quarter 2001, the Company recorded a $200.0 million pretax special charge ($136.1 million after tax) related to strategic changes and ongoing restaurant initiatives in the U.S. and certain international markets. The changes and initiatives were designed to improve the customer experience and grow McDonald's global business. In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets. The special charge primarily consisted of (i) severance and other employee-related costs and (ii) lease cancellation and other costs related to the closing of U.S. region and division facilities. The remaining liability, primarily related to employee severance and lease payments for facilities that have been closed, was approximately $56 million at September 30, 2002 and is included in Accrued payroll and other liabilities in the Condensed consolidated balance sheet. No significant adjustments have been made to the original plan approved by management in fourth quarter 2001.

Japan Initial Public Offering (IPO) Gain

     In third quarter 2001, McDonald's Japan, the Company's largest market in the Asia/Pacific, Middle East and Africa segment, completed an IPO of 12 million shares at an offering price of 4,300 Yen per share ($34.77 per share). The Company owns 50% of McDonald's Japan while the Company's partner Den Fujita and his family own approximately 26% and continue to be involved in the business. The Company recorded a $137.1 million gain (pre and after tax) to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

Per Common Share Information

     Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 7.4 million shares and 19.7 million shares for the third quarter 2002 and 2001, respectively, and 12.3 million shares and 21.3 million shares for the nine months ended September 30, 2002 and 2001, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 168.8 million shares and 87.1 million shares for the third quarter 2002 and 2001, respectively, and 104.0 million shares and 87.3 million shares for the nine months ended September 30, 2002 and 2001, respectively.

Adoption of New Accounting Standards - Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002.

     The Company performed the initial required goodwill impairment test as of January 1, 2002, and recorded a non-cash pretax charge of $116.2 million ($98.6 million after tax or $0.08 per diluted share) in first quarter 2002 for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years. Third quarter 2001 pro-forma net income, adjusted for the application of the nonamortization provisions of SFAS No. 142, was $553.0 million and pro-forma diluted net income per common share was $0.42, the same as the reported diluted net income per common share. Pro-forma net income for the nine months ended September 30, 2001, adjusted for the application of the nonamortization provisions of SFAS No. 142, was $1,386.9 million and pro-forma diluted net income per common share was $1.06, $.02 higher than the reported diluted net income per common share. Application of the nonamortization provisions for the full year 2001 would have increased net income by approximately $30 million ($0.02 per share).

     The carrying amount of goodwill, as of December 31, 2001, totaled $1,320.4 million (U.S. - $516.7; Europe - $278.6; Asia/Pacific, Middle East and Africa (APMEA) - $171.3; Latin America - $158.5; Canada - $51.2; and Partner Brands - $144.1). The carrying amount of goodwill, as of September 30, 2002, totaled $1,430.3 million (U.S. - $601.4; Europe - $329.2; APMEA - $208.6; Latin America
- $71.8; Canada - $73.1; Partner Brands - $146.2). The changes in the carrying amounts of goodwill from December 31, 2001 to September 30, 2002 were due to (i) the charge of $116.2 million for the cumulative effect of the accounting change,
(ii) goodwill generated in 2002 as a result of purchases of McDonald's restaurant businesses and (iii) foreign currency exchange rate fluctuations.

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

     The following table presents the Company's revenues and operating income by geographic segment. The segments presented reflect the Company's current management structure. In 2001, McDonald's restaurant operations in Canada, the Middle East and Africa, as well as the Partner Brands were included in the Other segment. The newly created APMEA segment includes results for McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa, while Canada and the Partner Brands are presented as individual operating segments. In addition, U.S. and Corporate selling, general and administrative expenses reflect a realignment of certain home office departments' responsibilities for all periods presented.

                                                                    Quarters ended                 Nine months ended
                                                                     September 30                     September 30
In millions                                                      2002             2001           2002              2001
-----------------------------------------------------------------------------------------------------------------------
Revenues
   U.S.                                                     $ 1,408.1        $ 1,390.8    $   4,076.3       $   4,060.8
   Europe                                                     1,380.7          1,267.5        3,789.1           3,518.1
   APMEA                                                        623.7            576.7        1,788.0           1,631.6
   Latin America                                                201.2            241.3          619.4             739.1
   Canada                                                       172.9            161.3          473.7             458.7
   Partner Brands                                               260.4            241.7          760.0             690.2
-----------------------------------------------------------------------------------------------------------------------
         Total revenues                                     $ 4,047.0        $ 3,879.3    $  11,506.5       $  11,098.5
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)
   U.S.                                                     $   479.9        $   479.3    $   1,400.0       $   1,370.4
   Europe                                                       336.3            288.0          877.7             775.0
   APMEA                                                         84.2             75.8          229.6             261.1
   Latin America                                                  6.7            (22.3)          (2.7)             14.2
   Canada                                                        39.3             34.7          104.8              98.6
   Partner Brands                                               (10.1)           (10.4)         (28.7)            (37.8)
   Corporate                                                   (106.5)           (98.5)        (264.4)           (267.2)
-----------------------------------------------------------------------------------------------------------------------
         Total operating income                             $   829.8        $   746.6    $   2,316.3       $   2,214.3
=======================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
OPERATING RESULTS
--------------------------------------------------------------------------------

Dollars in millions, except                                                      Quarter ended                   Nine months ended
per common share data                                                          September 30, 2002               September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        % Increase/                      % Increase/
                                                                               Amount    (Decrease)             Amount    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales by Company-operated restaurants                                       $ 3,019.3          5            $  8,566.8          4
Revenues from franchised and affiliated restaurants                           1,027.7          3               2,939.7          2
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                           4,047.0          4              11,506.5          4
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Company-operated restaurants                                                  2,584.8          6               7,348.3          5
Franchised restaurants - occupancy costs                                        214.2          5                 622.9          4
Selling, general, and administrative expenses                                   438.2          5               1,226.0          -
Other operating income, net                                                     (20.0)       n/m                  (7.0)       n/m
------------------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                       3,217.2          3               9,190.2          3
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                829.8         11               2,316.3          5
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                 93.8        (15)                279.5        (20)
Nonoperating expense, net and Japan IPO gain                                     20.7        n/m                  53.1        n/m
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes
and cumulative effect of accounting change                                      715.3         (5)              1,983.7          1
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                      228.6         12                 647.8          9
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                            486.7        (11)%             1,335.9         (2)%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax benefit of $17.6                                              (98.6)       n/m
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $   486.7        (11)%          $  1,237.3         (9)%
====================================================================================================================================
Per common share:
Income before cumulative effect of accounting change                        $    0.38        (10)%          $     1.05         (1)%
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                                           (0.08)       n/m
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $    0.38        (10)%          $     0.97         (8)%
------------------------------------------------------------------------------------------------------------------------------------
Per common share - diluted:
Income before cumulative effect of accounting change                        $    0.38        (10)%          $     1.04          -
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change                                                                           (0.08)       n/m
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $    0.38        (10)%          $     0.96         (8)%
====================================================================================================================================

n/m  Not meaningful

CONSOLIDATED OPERATING RESULTS

The following table presents the reported results for the quarter and nine months ended September 30, 2002 and 2001 and the percent change in the results on a reported and on a constant currency basis. Information on a constant currency basis excludes the effect of foreign currency translation on reported results, except for hyperinflationary economies, whose functional currency is the U.S. Dollar. Constant currency results are calculated by translating the current year results at prior year monthly average exchange rates.

    -------------------------------------------------------------------------------------------------------------------
    Key highlights - Consolidated
    -------------------------------------------------------------------------------------------------------------------
                                                                                                      Percent
    Dollars in millions, except per common share data                                           Increase/(Decrease)
    -------------------------------------------------------------------------------------------------------------------
                                                                                                  As        Constant
    Quarters ended September 30                                    2002            2001     Reported        Currency*
    -------------------------------------------------------------------------------------------------------------------
    Total revenues                                            $ 4,047.0       $ 3,879.3            4               3
    -------------------------------------------------------------------------------------------------------------------
    Operating income                                              829.8           746.6           11               6
    -------------------------------------------------------------------------------------------------------------------
    Net income                                                    486.7           545.5          (11)            (14)
    -------------------------------------------------------------------------------------------------------------------
    Net income per common share diluted                            0.38            0.42          (10)            (12)
    -------------------------------------------------------------------------------------------------------------------
    Nine months ended September 30
    -------------------------------------------------------------------------------------------------------------------
    Total revenues                                            $11,506.5       $11,098.5            4               4
    -------------------------------------------------------------------------------------------------------------------
    Operating income                                            2,316.3         2,214.3            5               3
    -------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of accounting
    change                                                      1,335.9         1,364.7           (2)             (4)
    -------------------------------------------------------------------------------------------------------------------
    Cumulative effect of accounting change, net of tax            (98.6)              -          n/m             n/m
    -------------------------------------------------------------------------------------------------------------------
    Net income                                                  1,237.3         1,364.7           (9)            (11)
    -------------------------------------------------------------------------------------------------------------------
    Per common share - diluted:
     Income before cumulative effect of
     accounting change                                             1.04            1.04            -              (2)
     Cumulative effect of accounting change                       (0.08)              -          n/m             n/m
     Net income                                                    0.96            1.04           (8)            (10)
    -------------------------------------------------------------------------------------------------------------------

     * Excluding the effect of foreign currency translation on reported results. n/m Not meaningful

Impact of Foreign Currencies on Reported Results

  While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

  Foreign currency translation had a positive impact on the total revenues growth rate for the quarter primarily due to the stronger Euro and British Pound, partly offset by weaker Latin American currencies (primarily the Argentine Peso, Brazilian Real and Venezuelan Bolivar). For the nine months, foreign currency translation had a minimal impact on the total revenues growth rate as the stronger Euro and British Pound were offset primarily by the weaker Latin American currencies. Foreign currency translation had a positive impact on the consolidated operating income growth rate for both periods primarily due to the stronger Euro.

  See the following table for the effect of foreign currency translation on consolidated reported results for the quarter and nine months.

---------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on consolidated
reported results - positive/(negative)
                                                                             Quarter ended             Nine months ended
In millions, except per common share data                               September 30, 2002            September 30, 2002
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $55.5                        $(44.6)
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                                      35.6                          45.4
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                            17.0                          19.3
---------------------------------------------------------------------------------------------------------------------------
Net income per common share - diluted                                                 0.01                          0.02
---------------------------------------------------------------------------------------------------------------------------

Cumulative Effect of Accounting Change

     Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. As a result of the initial required goodwill impairment test, the Company recorded a non-cash charge of $98.6 million after tax in first quarter 2002 to reflect the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly over the last several years.

Special Items

     In first quarter 2002, the Company recorded $43.0 million (pre and after tax) of non-cash asset impairment charges in other operating expense, primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

     In second quarter 2001, the Company recorded a $24.0 million (pre and after tax) non-cash asset impairment charge in other operating expense due to an assessment of the ongoing impact of Turkey's significant currency devaluation on our business.

     In third quarter 2001, the Company recorded charges of $84.1 million ($63.9 million after tax) primarily related to the closing of 154 underperforming restaurants in international markets and $17.4 million ($12.1 million after tax) primarily related to the write-off of certain technology investments in other operating expense. In addition, the Company recorded the following nonoperating items: a $12.4 million ($8.1 million after tax) charge primarily related to the write-off of a corporate investment and a $137.1 million (pre and after tax) gain related to the initial public offering of McDonald's Japan. The gain reflected an increase in the carrying value of our investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

     See the following table for a summary of the special items.

--------------------------------------------------------------------------------------------------------------------------
Special items - income/(expense)
                                                           Pretax                 After Tax             Per Common Share -
In millions, except per common share data                                                                    Diluted
--------------------------------------------------------------------------------------------------------------------------
Quarters ended September 30                          2002         2001        2002         2001       2002          2001
--------------------------------------------------------------------------------------------------------------------------
Charges for underperforming restaurant
closings                                                       $ (84.1)                 $ (63.9)                 $ (0.05)
--------------------------------------------------------------------------------------------------------------------------
Technology write-off and other charges                           (17.4)                   (12.1)                   (0.01)
--------------------------------------------------------------------------------------------------------------------------
 Total operating items                                          (101.5)                   (76.0)                   (0.06)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
McDonald's Japan IPO gain                                        137.1                    137.1                     0.10
--------------------------------------------------------------------------------------------------------------------------
Corporate investment write-off                                   (12.4)                    (8.1)
--------------------------------------------------------------------------------------------------------------------------
 Total nonoperating items                                        124.7                    129.0                     0.10
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
  Total special items                                          $  23.2                  $  53.0                  $  0.04
--------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
--------------------------------------------------------------------------------------------------------------------------
Charges for underperforming restaurant
closings                                                       $ (84.1)                 $ (63.9)                 $ (0.05)
--------------------------------------------------------------------------------------------------------------------------
Asset impairment charges                        $  (43.0)        (24.0)   $ (43.0)        (24.0)   $ (0.03)        (0.02)
--------------------------------------------------------------------------------------------------------------------------
Technology write-off and other charges                           (17.4)                   (12.1)                   (0.01)
--------------------------------------------------------------------------------------------------------------------------
  Total operating items                            (43.0)       (125.5)     (43.0)       (100.0)     (0.03)        (0.08)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
McDonald's Japan IPO gain                                        137.1                    137.1                     0.10
--------------------------------------------------------------------------------------------------------------------------
Corporate investment write-off                                   (12.4)                    (8.1)
--------------------------------------------------------------------------------------------------------------------------
  Total nonoperating items                                       124.7                    129.0                     0.10
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
   Total special items                          $  (43.0)      $  (0.8)   $ (43.0)      $  29.0    $ (0.03)      $  0.02
--------------------------------------------------------------------------------------------------------------------------

Net Income and Diluted Net Income Per Common Share

     For the quarter, net income declined $58.8 million or 11% and diluted net income per common share declined $0.04 or 10%. However, third quarter 2001 results included special items totaling income of $53.0 million or $0.04 per share.

     For the nine months, income before the cumulative effect of an accounting change declined $28.8 million or 2% and diluted income per common share before the cumulative effect of this accounting change was flat at $1.04. Results for the nine months 2002 included special charges of $43.0 million or $0.03 per share and results for the nine months 2001 included special items totaling $29.0 million or $0.02 of income per share.

     As previously mentioned, the Company adopted the new goodwill accounting rules on January 1, 2002, resulting in a first quarter 2002 non-cash charge of $98.6 million after tax to reflect the cumulative effect of this accounting change. For the nine months, net income, which included the charge for the cumulative effect of the accounting change, declined $127.4 million or 9% and diluted net income per share declined $0.08 or 8%.

     Weighted average shares outstanding for both periods were lower compared with the prior year due to shares repurchased. In addition, outstanding stock options had a less dilutive effect than in the prior year. During the nine months, the Company repurchased 23.1 million shares of its common stock for approximately $620 million.

Systemwide Sales and Total Revenues

     Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Management believes that Systemwide sales are useful in analyzing the Company's revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum payments, along with initial fees. These fees received from franchisees and affiliates along with sales from Company-operated restaurants are reported as revenues.

-------------------------------------------------------------------------------------------------
Systemwide sales
                                                                                  Percent
Dollars in millions                                                         Increase/(Decrease)
-------------------------------------------------------------------------------------------------
                                                                                As    Constant
Quarters ended September 30                  2002            2001         Reported    Currency*
-------------------------------------------------------------------------------------------------
U.S.                                    $ 5,203.4       $ 5,206.5                -         n/a
-------------------------------------------------------------------------------------------------
Europe                                    2,846.7         2,520.2               13           3
-------------------------------------------------------------------------------------------------
APMEA                                     1,829.9         1,828.6                -          (2)
-------------------------------------------------------------------------------------------------
Latin America                               357.7           431.4              (17)          8
-------------------------------------------------------------------------------------------------
Canada                                      400.5           391.5                2           3
-------------------------------------------------------------------------------------------------
Partner Brands                              269.9           251.0                8           8
-------------------------------------------------------------------------------------------------
  Total Systemwide sales                $10,908.1       $10,629.2                3           1
-------------------------------------------------------------------------------------------------
Nine months ended September 30
-------------------------------------------------------------------------------------------------
U.S.                                    $15,249.0       $15,071.6                1         n/a
-------------------------------------------------------------------------------------------------
Europe                                    7,707.5         6,969.6               11           7
-------------------------------------------------------------------------------------------------
APMEA                                     5,085.3         5,344.9               (5)         (3)
-------------------------------------------------------------------------------------------------
Latin America                             1,107.7         1,318.4              (16)          2
-------------------------------------------------------------------------------------------------
Canada                                    1,098.5         1,094.5                -           2
-------------------------------------------------------------------------------------------------
Partner Brands                              788.5           718.7               10          10
-------------------------------------------------------------------------------------------------
  Total Systemwide sales                $31,036.5       $30,517.7                2           2
-------------------------------------------------------------------------------------------------

   * Excluding the effect of foreign currency translation on reported results. n/a Not applicable

     Systemwide sales and revenues may grow at different rates during a given period, primarily due to a change in the mix of Company-operated, franchised and affiliated restaurants. For example, mix is impacted by purchases and sales of restaurants between the Company and franchisees.

     For the nine months ended September 30, 2002, about 30% of Systemwide sales was generated by Company-operated restaurants, while 75% of revenues was generated by Company-operated restaurants.

   ----------------------------------------------------------------------------------------------------
   Total revenues
                                                                                  Percent
   Dollars in millions                                                      Increase/(Decrease)
   ----------------------------------------------------------------------------------------------------
                                                                                As           Constant
   Quarters ended September 30                2002             2001       Reported           Currency*
   ----------------------------------------------------------------------------------------------------
   U.S.                                  $ 1,408.1        $ 1,390.8              1                n/a
   ----------------------------------------------------------------------------------------------------
   Europe                                  1,380.7          1,267.5              9                  -
   ----------------------------------------------------------------------------------------------------
   APMEA                                     623.7            576.7              8                  5
   ----------------------------------------------------------------------------------------------------
   Latin America                             201.2            241.3            (17)                13
   ----------------------------------------------------------------------------------------------------
   Canada                                    172.9            161.3              7                  8
   ----------------------------------------------------------------------------------------------------
   Partner Brands                            260.4            241.7              8                  8
   ----------------------------------------------------------------------------------------------------
    Total revenues                       $ 4,047.0        $ 3,879.3              4                  3
   ----------------------------------------------------------------------------------------------------
   Nine months ended September 30
   ----------------------------------------------------------------------------------------------------
   U.S.                                  $ 4,076.3        $ 4,060.8              -                n/a
   ----------------------------------------------------------------------------------------------------
   Europe                                  3,789.1          3,518.1              8                  4
   ----------------------------------------------------------------------------------------------------
   APMEA                                   1,788.0          1,631.6             10                  9
   ----------------------------------------------------------------------------------------------------
   Latin America                             619.4            739.1            (16)                 6
   ----------------------------------------------------------------------------------------------------
   Canada                                    473.7            458.7              3                  5
   ----------------------------------------------------------------------------------------------------
   Partner Brands                            760.0            690.2             10                 10
   ----------------------------------------------------------------------------------------------------
    Total revenues                       $11,506.5        $11,098.5              4                  4
   ----------------------------------------------------------------------------------------------------

   * Excluding the effect of foreign currency translation on reported results. n/a Not applicable

     On a global basis, the increases in sales and revenues for the quarter and nine months were due to restaurant expansion, partly offset by negative comparable sales. On a constant currency basis, revenues increased at a higher rate than sales primarily due to significantly lower sales from our affiliate in Japan. Under our affiliate structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, Japan's sales decline had a larger negative impact on Systemwide sales than on revenues.

     U.S. sales were relatively flat for the quarter as expansion was offset by negative comparable sales, while U.S. sales increased for the nine months as expansion more than offset negative comparable sales. U.S. revenues increased for the quarter due to an increase in the Company-operated restaurant base and were relatively flat for the nine months.

     In Europe, constant currency sales increased for the quarter due to expansion, partly offset by negative comparable sales, while Europe's sales for the nine months increased due to expansion and positive comparable sales. Strong results in France were partly offset in both periods by negative comparable sales in Germany, where the economy continues to contract, and negative comparable sales in the U.K. for the quarter. Our marketing messages in Germany and the U.K. during the quarter did not resonate as well with consumers as we had hoped. Further, we expect the difficult economic conditions in Germany to continue in the near term. Europe's revenue growth rates were lower than the sales growth rates for both periods primarily due to a higher percentage of franchised restaurants in 2002, compared with 2001.

     Constant currency sales results in APMEA declined for both periods due to negative comparable sales, partly offset by expansion. Positive comparable sales in Australia and expansion in China were more than offset by negative comparable sales in Japan in part due to weak economic conditions and consumer concerns regarding food safety. We expect Japan's results in the near term to continue to be weak. Despite a decrease in sales, APMEA's constant currency revenues increased for the quarter and nine months primarily due to a higher percentage of Company-operated restaurants and our affiliate structure in Japan. In addition, APMEA's revenues for the nine months benefited from a restructuring of our ownership in the Philippines in July 2001 that resulted in the reclassification of restaurants and related revenues from franchised to Company-operated.

     In Latin America, constant currency sales increased for both periods primarily due to positive comparable sales in Brazil and expansion. Revenues increased at a higher rate than sales for both periods partly due to a shift to a higher percentage of Company-operated restaurants in 2002.

     The sales and revenues increases in Partner Brands for both periods were due to expansion and positive comparable sales.

Combined Operating Margins

     The following combined operating margin information represents margins for McDonald's restaurant business only and excludes Partner Brands.

---------------------------------------------------------------------------------------------------------------------
Combined operating margins
                                                               Quarters ended                  Nine months ended
                                                                September 30                      September 30
---------------------------------------------------------------------------------------------------------------------
                                                            2002             2001            2002              2001
---------------------------------------------------------------------------------------------------------------------
Dollars in millions
---------------------------------------------------------------------------------------------------------------------
Company-operated                                       $   416.6        $   419.2       $ 1,163.6         $ 1,164.5
---------------------------------------------------------------------------------------------------------------------
Franchised                                                 812.9            798.6         2,315.4           2,269.8
---------------------------------------------------------------------------------------------------------------------
     Combined operating margins                        $ 1,229.5        $ 1,217.8       $ 3,479.0         $ 3,434.3
---------------------------------------------------------------------------------------------------------------------
Percent of sales/revenues
---------------------------------------------------------------------------------------------------------------------
Company-operated                                            15.1%            15.9%           14.9%             15.4%
---------------------------------------------------------------------------------------------------------------------
Franchised                                                  79.2             79.7            78.8              79.1
---------------------------------------------------------------------------------------------------------------------

     Combined operating margin dollars increased $11.7 million or 1% for the quarter (2% decrease in constant currencies) and $44.7 million or 1% for the nine months (1% in constant currencies). The U.S. and Europe segments accounted for more than 80% of the combined margin dollars for both periods.

     Consolidated food & paper costs decreased as a percent of sales for the quarter and nine months, while payroll costs and occupancy & other operating expenses increased as a percent of sales for both periods.

     The U.S. Company-operated margin percent decreased for the quarter and increased for the nine months. As a percent of sales, food & paper costs and occupancy & other operating expenses decreased for both periods, while payroll costs increased. In addition, both periods benefited from the elimination of goodwill amortization and a lower contribution rate to the national co-op for advertising expenses. However, these benefits were more than offset by higher labor costs for the quarter.

     The Company-operated margin percent in Europe decreased for the quarter, primarily due to negative comparable sales, and also decreased for the nine months. Payroll costs as a percent of sales increased in both periods. Company-operated margins as a percent of sales in APMEA and Latin America were relatively flat for the quarter but decreased for the nine months.

     The declines in the consolidated franchised margin percent for the quarter and nine months reflect negative comparable sales and higher occupancy costs due to an increased number of leased sites. The franchised margin percent in APMEA increased for the nine months primarily due to the restructuring of our ownership in the Philippines in July 2001. The restructuring resulted in the reclassification of our restaurants and related margins, that were lower than the average for the segment, from franchised to Company-operated.

Selling, General & Administrative Expenses

     Selling, general & administrative expenses increased 5% for the quarter on both a reported and constant currency basis and were relatively flat for the nine months (1% increase in constant currencies). Both periods reflected higher spending on future restaurant-related technology improvements, as well as the benefit of the global change initiatives introduced in late 2001. The nine months also included a reduction in certain performance-based compensation accruals.

Other Operating Income (Expense), net

------------------------------------------------------------------------------------------------------------------------------------
Other operating income (expense), net
                                                                                       Quarters ended         Nine months ended
Dollars in millions                                                                      September 30           September 30
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2002        2001          2002        2001
------------------------------------------------------------------------------------------------------------------------------------
Gains on sales of restaurant businesses                                            $  38.1     $  21.0       $  78.5     $  67.3
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates                                       14.1        13.6          29.5        50.6
------------------------------------------------------------------------------------------------------------------------------------
Team service system payments - U.S.                                                                            (21.6)
------------------------------------------------------------------------------------------------------------------------------------
Other expense                                                                        (32.2)       (5.7)        (36.4)      (24.3)
------------------------------------------------------------------------------------------------------------------------------------
Special items:
------------------------------------------------------------------------------------------------------------------------------------
  Underperforming restaurant closings                                                            (84.1)                    (84.1)
------------------------------------------------------------------------------------------------------------------------------------
  Asset impairment                                                                                             (43.0)      (24.0)
------------------------------------------------------------------------------------------------------------------------------------
  Technology write-off and other charges                                                         (17.4)                    (17.4)
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                                           $  20.0     $ (72.6)      $   7.0     $ (31.9)
------------------------------------------------------------------------------------------------------------------------------------

     Equity in earnings of unconsolidated affiliates included lower earnings from our Japanese affiliate for both periods. The team service system payments consist of payments made to U.S. owner/operators in first quarter 2002 to facilitate the introduction of a new front counter team service system. Other expense increased for both periods primarily due to higher provisions for uncollectible receivables and higher losses on property dispositions, partly offset by a benefit from the elimination of goodwill amortization.

Operating Income

     Consolidated operating income increased $83.2 million or 11% for the quarter; however, special charges of $101.5 million were included in third quarter 2001 operating income. Consolidated operating income increased $102.0 million or 5% for the nine months. Special charges of $43.0 million were included in operating income for the nine months 2002 and $125.5 million of special charges were included for the nine months 2001.

     See page 19 for a reconciliation of segment reported operating income to adjusted constant currency operating income excluding special items.

-----------------------------------------------------------------------------------------------------------------
Operating income

Dollars in millions                                                                 Percent Increase/(Decrease)
-----------------------------------------------------------------------------------------------------------------
                                                                                                      Adjusted
                                                                                          As          Constant
Quarters ended September 30                            2002            2001         Reported        Currency/(1)/
-----------------------------------------------------------------------------------------------------------------
U.S.                                               $  479.9        $  479.3               -                  -
-----------------------------------------------------------------------------------------------------------------
Europe /(2)/                                          336.3           288.0              17                 (5)
-----------------------------------------------------------------------------------------------------------------
APMEA /(3)/                                            84.2            75.8              11                 (8)
-----------------------------------------------------------------------------------------------------------------
Latin America /(4)/                                     6.7           (22.3)            n/m                (75)
-----------------------------------------------------------------------------------------------------------------
Canada /(5)/                                           39.3            34.7              13                  2
-----------------------------------------------------------------------------------------------------------------
Partner Brands                                        (10.1)          (10.4)              3                  3
-----------------------------------------------------------------------------------------------------------------
Corporate /(6)/                                      (106.5)          (98.5)             (8)               (26)
-----------------------------------------------------------------------------------------------------------------
   Total operating income                          $  829.8        $  746.6              11                 (6)
-----------------------------------------------------------------------------------------------------------------
Nine months ended September 30
-----------------------------------------------------------------------------------------------------------------
U.S.                                               $1,400.0        $1,370.4               2                  2
-----------------------------------------------------------------------------------------------------------------
Europe /(2)/                                          877.7           775.0              13                  4
-----------------------------------------------------------------------------------------------------------------
APMEA /(3)/                                           229.6           261.1             (12)               (18)
-----------------------------------------------------------------------------------------------------------------
Latin America /(4)/                                    (2.7)           14.2             n/m                (70)
-----------------------------------------------------------------------------------------------------------------
Canada /(5)/                                          104.8            98.6               6                  4
-----------------------------------------------------------------------------------------------------------------
Partner Brands                                        (28.7)          (37.8)             24                 24
-----------------------------------------------------------------------------------------------------------------
Corporate /(6)/                                      (264.4)         (267.2)              1                 (5)
-----------------------------------------------------------------------------------------------------------------
   Total operating income                          $2,316.3        $2,214.3               5                 (1)
-----------------------------------------------------------------------------------------------------------------

  (1) Excluding the effect of foreign currency translation on reported results and excluding the special items listed below.
  (2) As reported amounts include $36.2 million of charges in third quarter 2001 related to the closing of underperforming restaurants.
  (3) As reported amounts include asset impairment charges in Turkey of $15.9 million in first quarter 2002 and $24.0 million in second quarter 2001, and $11.4 million of charges in third quarter 2001 primarily related to the closing of underperforming restaurants.
  (4) As reported amounts include $27.1 million of asset impairment charges in first quarter 2002 and $35.4 million of charges in third quarter 2001 related to the closing of underperforming restaurants.
  (5) As reported amounts include $4.2 million of charges in third quarter 2001 related to the closing of underperforming restaurants.
  (6) As reported amounts include $14.3 million of charges in third quarter 2001 primarily related to the write-off of certain technology investments.
n/m    Not meaningful

     U.S. operating income was relatively flat for the quarter. Lower combined operating margin dollars were offset by lower selling, general & administrative expenses and higher other operating income. For the nine months, U.S. operating income increased 2% due to higher combined operating margin dollars and lower selling, general & administrative expenses. Other operating income was lower for the nine months due to the $21.6 million of payments made to U.S. owner/operators for the front counter team service system.

     Europe's adjusted constant currency operating income decreased 5% for the quarter and increased 4% for the nine months. Both periods reflect strong results in France and weak results in Germany. In addition, the U.K. contributed to the increase for the nine months.

     APMEA's adjusted constant currency operating income decreased 8% for the quarter and 18% for the nine months, primarily due to weak results in Japan and Hong Kong, partly offset by strong results in Australia for both periods. The segment's growth rate for the nine months was also negatively impacted by a gain on the sale of real estate in Singapore in first quarter 2001.

     Latin America's adjusted constant currency operating results declined significantly for the quarter and nine months as Argentina and most other markets continue to experience difficult economic conditions.

     The increases in operating income for Partner Brands were primarily driven by improved results for Chipotle and the elimination of goodwill amortization for both periods.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for both periods primarily due to lower average interest rates, partly offset by higher average debt levels.

     Nonoperating expense for both periods reflected foreign currency translation losses in 2002 compared with foreign currency translation gains in 2001. In addition, nonoperating expense in 2001 included a write-off of a corporate investment.

     The effective income tax rate increased from 27.3% in 2001 to 32.0% in 2002 for the quarter and from 30.4% in 2001 to 32.7% in 2002 for the nine months due to the following special items that were not tax-effected for financial reporting purposes: the Turkey asset impairment charge recorded in second quarter 2001, the Japan IPO gain and certain restaurant closing charges recorded in third quarter 2001, and the asset impairment charges recorded in first quarter 2002.

CASH FLOWS AND FINANCIAL POSITION

For the nine months, cash provided by operations totaled $2,203.7 million and exceeded capital expenditures by $917.3 million. Cash provided by operations was $132.2 million higher than in 2001, primarily due to changes in working capital items. Capital expenditures increased 3% for the nine months primarily due to higher capital expenditures in the U.S. as a result of more restaurant openings in 2002. Cash provided by operations, together with other sources of cash such as borrowings, was and is expected to continue to be used primarily for capital expenditures, share repurchases and debt repayments.

     In 2003, the Company expects total capital expenditures of approximately $1.9 billion, which is about $100 million less than expected in 2002. This reflects a reduction in capital spent on new restaurant openings around the world of almost $500 million. In 2003, the Company plans to invest nearly $100 million of this capital savings in new buildings for U.S. franchised restaurants and plans to reallocate approximately $300 million of the capital savings primarily to increase reinvestments in existing restaurants in the U.S.

     For the full year 2002, the Company expects to add approximately 1,100 net McDonald's restaurants, including 250 satellites, and about 960 net Partner Brand restaurants. In 2003, the Company expects to add about 600 net traditional McDonald's restaurants globally, a similar number of satellites as in 2002, and 150 to 175 net Partner Brand restaurants.

     The Company repurchased approximately $620 million, or 23.1 million shares of its common stock during the first nine months of 2002 and plans to repurchase at least $500 million of its common stock in 2003.

     In October 2002, the Board of Directors approved a 4.4 percent increase in the annual dividend to 23.5 cents per share, payable on December 2, 2002, to shareholders of record on November 15, 2002.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: the effectiveness of operating and technology initiatives and advertising and promotional efforts, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and governmental regulation; and accounting policies and practices. The foregoing list of important factors is not exclusive.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------
THIRD QUARTER AND NINE MONTHS HIGHLIGHTS
--------------------------------------------------------------------------------

FINANCIAL INFORMATION

                                                                 Quarters ended                   Nine months ended
                                                                  September 30                      September 30
 Systemwide sales by type (in millions)                      2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     Operated by franchisees                           $  6,715.3        $  6,485.3        $ 19,221.8     $ 18,606.1
     Operated by the Company                              3,019.3           2,876.9           8,566.8        8,229.3
     Operated by affiliates                               1,173.5           1,267.0           3,247.9        3,682.3
-------------------------------------------------------------------------------------------------------------------------
         Systemwide sales                              $ 10,908.1        $ 10,629.2        $ 31,036.5     $ 30,517.7
-------------------------------------------------------------------------------------------------------------------------

                                                                 Quarters ended                   Nine months ended
                                                                  September 30                      September 30
 Comparable sales*                                           2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     U.S.                                                    (2.8)%             0.6%             (1.6)%         (0.1)%
     Europe                                                  (1.3)             (1.2)              2.0           (2.8)
     APMEA                                                   (8.1)             (4.2)             (9.2)          (3.5)
     Latin America                                            3.6              (3.3)             (2.1)          (2.4)
     Canada                                                  (0.9)             (0.1)             (2.0)           1.4
-------------------------------------------------------------------------------------------------------------------------
         Total                                               (3.0)%            (0.9)%            (2.1)%         (1.4)%
-------------------------------------------------------------------------------------------------------------------------

* Comparable sales represent the percent change in constant currency sales from the same period in the prior year for restaurants in operation at least thirteen months. Comparable sales information is for the McDonald's restaurant business only.

                                                                 Quarters ended                   Nine months ended
                                                                  September 30                       September 30
Restaurant margins*                                          2002              2001              2002           2001
-------------------------------------------------------------------------------------------------------------------------
     Company-operated
     ----------------
     U.S.                                                    15.5%             15.9%             16.7%          16.2%
     Europe                                                  17.1              18.9              16.0           16.8
     APMEA                                                   12.2              12.2              12.3           13.2
     Latin America                                           10.1              10.1               9.2           11.1
     Canada                                                  15.1              16.8              14.6           16.2
         Total                                               15.1%             15.9%             14.9%          15.4%

     Franchised
     ----------
     U.S.                                                    79.6%             79.9%             79.5%          79.9%
     Europe                                                  77.6              78.4              76.9           77.1
     APMEA                                                   86.1              88.3              86.1           85.9
     Latin America                                           69.3              68.4              68.1           68.6
     Canada                                                  80.6              81.8              79.4           80.5
         Total                                               79.2%             79.7%             78.8%          79.1%

* Restaurant margin information represents margins for the McDonald's restaurant business only.

Reconciliation of Segment Reported Operating Income to Adjusted
Constant Currency Operating Income Excluding Special Items

------------------------------------------------------------------------------------------------------------------------
                                                    Quarters ended                       Nine months ended
                                                      September 30                          September 30
                                                                % Increase/                              % Increase/
Dollars in millions                             2002      2001     Decrease           2002       2001       Decrease
------------------------------------------------------------------------------------------------------------------------
Europe
As reported                                  $ 336.3  $288.0           17         $ 877.7   $ 775.0           13
Charges for underperforming restaurant
  closings                                              36.2                                   36.2
Currency effect                                (29.0)                               (32.5)
Adjusted constant currency                   $ 307.3  $324.2           (5)        $ 845.2   $ 811.2            4
------------------------------------------------------------------------------------------------------------------------
APMEA
As reported                                  $  84.2  $ 75.8           11         $ 229.6   $ 261.1          (12)
Charges for underperforming restaurant
  closings                                               8.3                                    8.3
Asset impairment charges                                                             15.9      24.0
Technology write-off and other charges                   3.1                                    3.1
Currency effect                                 (3.7)                                (2.8)
Adjusted constant currency                   $  80.5  $ 87.2           (8)        $ 242.7   $ 296.5          (18)
------------------------------------------------------------------------------------------------------------------------
Latin America
As reported                                  $   6.7  $(22.3)         n/m         $  (2.7)  $  14.2          n/m
Charges for underperforming restaurant
  closings                                              35.4                                   35.4
Asset impairment charges                                                             27.1
Currency effect                                 (3.4)                                (9.5)
Adjusted constant currency                   $   3.3  $ 13.1          (75)        $  14.9   $  49.6          (70)
------------------------------------------------------------------------------------------------------------------------
Canada
As reported                                  $  39.3  $ 34.7           13         $ 104.8   $  98.6            6
Charges for underperforming restaurant
  closings                                               4.2                                    4.2
Currency effect                                  0.5                                  1.8
Adjusted constant currency                   $  39.8  $ 38.9            2         $ 106.6   $ 102.8            4
------------------------------------------------------------------------------------------------------------------------
Corporate
As reported                                  $(106.5) $(98.5)          (8)        $(264.4)  $(267.2)           1
Technology write-off                                    14.3                                   14.3
Adjusted constant currency                   $(106.5) $(84.2)         (26)        $(264.4)  $(252.9)          (5)
------------------------------------------------------------------------------------------------------------------------

RESTAURANTS
--------------------------------------------------------------------------------------------------------------------------
                                                                                     At September 30,     At September 30,
                                                                                           2002                 2001
--------------------------------------------------------------------------------------------------------------------------
By type
      Operated by franchisees                                                             17,714               17,015
      Operated by the Company                                                              8,802                8,137
      Operated by affiliates                                                               4,267                4,265
--------------------------------------------------------------------------------------------------------------------------
         Systemwide restaurants                                                           30,783               29,417
--------------------------------------------------------------------------------------------------------------------------

                                                              Quarters ended                   Nine months ended
                                                               September 30                      September 30
 Additions                                                       2002   2001               2002                 2001
--------------------------------------------------------------------------------------------------------------------------
     U.S.                                                        114      74                238                  149
     Europe                                                       66      27                167                  162
     APMEA                                                        72      68                206                  284
     Latin America                                                19     (28)                36                   36
     Canada                                                       19      13                 41                   27
     Partner Brands*                                              29      13                  2                   52
--------------------------------------------------------------------------------------------------------------------------
         Systemwide additions                                    319     167                690                  710
--------------------------------------------------------------------------------------------------------------------------

* Decrease for the nine months in 2002 was primarily due to the sale of the Aroma Cafe business in the U.K. in March, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2001 regarding this matter.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                                        Description

     (3) (a) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

          (b) By-Laws, effective as of July 11, 2002, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

     (4)  Instruments defining the rights of security holders, including
          Indentures: **

          (a) Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

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

               (iii) Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

               (iv) Medium-Term Notes, Series H, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

          (b) Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

               (i) 7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

          (c) Debt Securities. Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

               (i) 8-7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

               (ii) Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

               (iii) 7-3/8% Debentures, due July 15, 2033. Form of Supplemental Indenture No. 21, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated July 15, 1993.

               (iv) Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

               (v) 7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit
                      (4)(a) of Form 8-K, dated November 13, 1995.

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

     (10) Material Contracts

          (a) Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

          (b) Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

               (i) First Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

               (ii) Second Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

               (iii) Third Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

               (iv) Fourth Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002. *

          (c) McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

          (d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

          (e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

          (f) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

          (g) Executive Retention Plan, as amended and restated October 29, 2002, filed herewith.*

              (h) Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

              (i) Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

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

      (12)    Computation of Ratio of Earnings to Fixed Charges

      (99.1) Quarterly Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

      (99.2) Press Release dated November 8, 2002 -- McDonald's Announces Additional Plans to Optimize Its Existing Business;
              Reports October Sales, filed herewith.

________________________
     * Denotes compensatory plan.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through November 12, 2002.

                                                                Financial Statements
                Date of Report          Item Reported           Required to be Filed
                --------------          -------------           --------------------
                    8/13/02           Item 9                             No
                    9/13/02           Item 5 and Item 7                  No
                   10/22/02           Item 5 and Item 7                  No

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               McDONALD'S CORPORATION
                                                    (Registrant)




    November 12, 2002                          By: /s/ Matthew H. Paull
    -----------------                          -----------------------------
                                               Matthew H. Paull
                                               Corporate Executive Vice
                                               President and Chief Financial
                                               Officer


                                 CERTIFICATIONS

I, Jack M. Greenberg, Chairman of the Board and Chief Executive Officer of McDonald's Corporation, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of McDonald's
     Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002


                                                      By: /s/ Jack M. Greenberg
                                                      -------------------------
                                                      Jack M. Greenberg
                                                      Chairman of the Board and
                                                      Chief Executive Officer

I, Matthew H. Paull, Corporate Executive Vice President and Chief Financial Officer of McDonald's Corporation, certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of McDonald's
     Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

                                              By: /s/ Matthew H. Paull
                                              -----------------------------
                                              Matthew H. Paull
                                              Corporate Executive Vice
                                              President and Chief Financial
                                              Officer