Form 10-Q/A
period 2002-09-30
MCDONALDS CORP
filed 2002-11-19
CIK 63908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                   EXPLANATORY NOTE FOR FILING OF FORM 10-Q/A

This Form 10-Q/A is filed by McDonald's Corporation (the "Company") to replace in its entirety the Form 10-Q that was filed on its behalf by R.R. Donnelley & Sons Company, a major financial printer (the "printer"), with the Securities and Exchange Commission (the "SEC") on November 12, 2002.

The Company uses the printer to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company's management. The printer also converts these filings into the SEC's EDGAR format and files these documents with the SEC on the Company's behalf.

In relation to the Form 10-Q filed on November 12, 2002, the Company had previously reviewed several versions of the Form 10-Q and had accepted a final and approved version of the document. The Company instructed the printer to file this final and approved document with the SEC; however, the printer has subsequently acknowledged that it erroneously filed an earlier unapproved draft version of the document with the SEC.

The erroneously filed version of the document omitted the Subsequent Event note to the condensed consolidated financial statements that is included in Item 1 on page 9 of this Form 10-Q/A and omitted the Subsequent Event paragraph included in Item 2 on page 18 of this Form 10-Q/A (information related to the subsequent event is included as Exhibit 99.2 to this Form 10-Q/A and was included as
Exhibit 99.2 in the previously filed version of the document). In addition, the erroneously filed version of the document contained a typographical error related to the number of net Partner Brand restaurant additions that the Company expects to add for the full year 2002 included in Item 2 on page 18 of this Form 10-Q/A.

This Form 10-Q/A represents the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

                             McDONALD'S CORPORATION

                                      INDEX

                                                                                 Page Reference
Part I.      Financial Information

             Item 1 - Financial Statements

                  Condensed consolidated balance sheet, September 30,
                  2002 (unaudited) and December 31, 2001                                 4

                  Condensed consolidated statement of income (unaudited),
                  quarters and nine months ended September 30, 2002 and 2001             5

                  Condensed consolidated statement of cash flows (unaudited),
                  quarters and nine months ended September 30, 2002 and 2001             6

                  Notes to condensed consolidated financial statements (unaudited)       7

             Item 2 - Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         10

             Item 3 - Quantitative and Qualitative Disclosures
                      About Market Risk                                                 22

             Item 4 - Controls and Procedures                                           22

             Item 5 - Other Information                                                 22


Part II.     Other Information

             Item 6 - Exhibits and Reports on Form 8-K                                  23

                  (a) Exhibits
                      The exhibits listed in the accompanying Exhibit Index are
                      filed as part of this report                                      23

                  (b) Reports on Form 8-K                                               25

Signatures                                                                              26

Certifications                                                                          26

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
=======================================================================================================================

Subsequent Event

In November 2002, the Company approved plans involving certain actions to optimize its existing business. These actions include: (1) restructuring four countries by transferring ownership to developmental licensees and closing three small countries, (2) closing approximately 175 underperforming restaurants in about 10 other countries, and (3) eliminating 400-600 job positions, 200-250 of which are based in the U.S., to control costs and reallocate resources. The Company expects these actions, in total, will reduce its fourth quarter 2002 pretax income by about $350-$425 million, most of which will be non-cash. The restructuring and closing of countries, together with the closing of underperforming restaurants, will comprise the vast majority of this amount.

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

     For the full year 2002, the Company expects to add approximately 1,100 net McDonald's restaurants, including 250 satellites, and about 60 net Partner Brand restaurants. In 2003, the Company expects to add about 600 net traditional McDonald's restaurants globally, a similar number of satellites as in 2002, and 150 to 175 net Partner Brand restaurants.

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

SUBSEQUENT EVENT

In November 2002, the Company approved plans involving certain actions to optimize its existing business. These actions include: (1) restructuring four countries by transferring ownership to developmental licensees and closing three small countries, (2) closing approximately 175 underperforming restaurants in about 10 other countries, and (3) eliminating 400-600 job positions, 200-250 of which are based in the U.S., to control costs and reallocate resources. The Company expects these actions, in total, will reduce its fourth quarter 2002 pretax income by about $350-$425 million, most of which will be non-cash. The restructuring and closing of countries, together with the closing of underperforming restaurants, will comprise the vast majority of this amount. The text of the Company's announcement relating to these actions is included as
Exhibit 99.2 to this Form 10-Q/A.

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

Item 5. Other Information

Explanatory Note for Filing of Form 10-Q/A

     This Form 10-Q/A is filed by McDonald's Corporation (the "Company") to replace in its entirety the Form 10-Q that was filed on its behalf by R.R. Donnelley & Sons Company, a major financial printer (the "printer"), with the Securities and Exchange Commission (the "SEC") on November 12, 2002.

     The Company uses the printer to process working drafts of certain of its SEC filings prior to final review and acceptance of these documents by the Company's management. The printer also converts these filings into the SEC's EDGAR format and files these documents with the SEC on the Company's behalf.

     In relation to the Form 10-Q filed on November 12, 2002, the Company had previously reviewed several versions of the Form 10-Q and had accepted a final and approved version of the document. The Company instructed the printer to file this final and approved document with the SEC; however, the printer has subsequently acknowledged that it erroneously filed an earlier unapproved draft version of the document with the SEC.

     The erroneously filed version of the document omitted the Subsequent
Event note to the condensed consolidated financial statements that is included in Item 1 on page 9 of this Form 10-Q/A and omitted the Subsequent Event paragraph included in Item 2 on page 18 of this Form 10-Q/A (information related to the subsequent event is included as Exhibit 99.2 to this Form 10-Q/A and was included as Exhibit 99.2 in the previously filed version of the document). In addition, the erroneously filed version of the document contained a typographical error related to the number of net Partner Brand restaurant additions that the Company expects to add for the full year 2002 included in
Item 2 on page 18 of this Form 10-Q/A.

     This Form 10-Q/A represents the final and approved quarterly report filed pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through November 19, 2002.

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

                                               McDONALD'S CORPORATION
                                                    (Registrant)




    November 19, 2002                          By: /s/ Matthew H. Paull
    -----------------                          -----------------------------
                                               Matthew H. Paull
                                               Corporate Executive Vice
                                               President and Chief Financial
                                               Officer


                                 CERTIFICATIONS

I, Jack M. Greenberg, Chairman of the Board and Chief Executive Officer of McDonald's Corporation, certify that:

(1) I have reviewed this quarterly report, as amended, on Form 10-Q/A ("Quarterly Report") of McDonald's Corporation;

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

Date:    November 19, 2002

                                                      By: /s/ Jack M. Greenberg
                                                      -------------------------
                                                      Jack M. Greenberg
                                                      Chairman of the Board and
                                                      Chief Executive Officer


I, Matthew H. Paull, Corporate Executive Vice President and Chief Financial Officer of McDonald's Corporation, certify that:

(1) I have reviewed this quarterly report, as amended, on Form 10-Q/A ("Quarterly Report") of McDonald's Corporation;

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

Date:    November 19, 2002



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