Form 10-K
period 2002-12-31
MCDONALDS CORP
filed 2003-03-12
CIK 63908

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5231

McDONALD'S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2361282 (I.R.S. Employer Identification No.)
McDonald's Plaza Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)
Registrant's telephone number, including area code: (630) 623-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange Chicago Stock Exchange
8-7/8% Debentures due 2011	New York Stock Exchange
7-3/8% Debentures due 2033	New York Stock Exchange
7.05% Debentures due 2025	New York Stock Exchange
7.31% Subordinated Deferrable Interest Debentures due 2027	New York Stock Exchange
6-3/8% Debentures due 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of voting stock held by nonaffiliates of the registrant was $36,208,412,413 as of June 30, 2002. The number of shares of common stock outstanding was 1,268,809,982 as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III of this Form 10-K incorporates information by reference from the registrant's 2002 definitive proxy statement which will be filed no later than 120 days after December 31, 2002.

Part I
Item 1. BUSINESS

McDonald's Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company."

(a)    GENERAL DEVELOPMENT OF BUSINESS

During 2002, there have been no significant changes to the Company's corporate structure or material changes in the Company's method of conducting business.

(b)    FINANCIAL INFORMATION ABOUT SEGMENTS

Segment data for the years ended December 31, 2002, 2001 and 2000 are included in Part II, Item 8, page 34 of this Form 10-K.

(c)    NARRATIVE DESCRIPTION OF BUSINESS

General

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand. These restaurants serve a varied, yet limited, value-priced menu (see Products) in 119 countries around the world.

        The Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle Mexican Grill and Donatos Pizzeria, which are all located primarily in the U.S. In addition, the Company has a minority ownership interest in U.K.-based Pret A Manger. In March 2002, the Company sold its Aroma Café business in the U.K.

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

        Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company shares the investment by generally owning or leasing the land and building. Franchisees contribute to the Company's revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. A discussion regarding site selection is included in Part I, Item 2, page 4 of this Form 10-K.

        The Company, its franchisees and affiliates purchase food, packaging, equipment, etc., from numerous independent suppliers who have been approved by the Company. The Company has established and strictly enforces high quality standards. The Company has quality assurance labs around the world that work to ensure that our high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers' facilities. Further, there is a Quality Assurance Board, composed of the Company's technical, safety and supply chain specialists, which provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement.

        Independently owned and operated distribution centers, also approved by the Company, distribute products and supplies to most McDonald's restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of our products and in the delivery of customer service.

        McDonald's global brand is well known. Marketing, promotional and public relations activities are designed to nurture McDonald's brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste and the customer experience. In addition, the Company is focused on being a leader in the area of social responsibility, as the Company believes it is important to give back to the people and communities around the world who are responsible for our success.

Products

McDonald's restaurants offer a substantially uniform menu. In addition, McDonald's tests new products on an ongoing basis.

        McDonald's menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Big N' Tasty, Filet-O-Fish and several chicken sandwiches, Chicken McNuggets, french fries, salads, milk shakes, McFlurry desserts, sundaes and soft serve cones, pies, cookies and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

        McDonald's restaurants operating in the U. S. and certain international markets are open during breakfast hours and offer a full- or limited-breakfast menu. Breakfast offerings may include the Egg McMuffin and Sausage McMuffin with Egg sandwiches, hotcakes, biscuit and bagel sandwiches and muffins.

        Chipotle serves gourmet burritos and tacos. Donatos sells pizza, submarine sandwiches and salads. Boston Market is a home-meal replacement concept serving chicken, meatloaf and a variety of other main and side dishes. Pret A Manger is a quick-service food concept that serves mainly prepared and packaged cold sandwiches, snacks and drinks during lunchtime.

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

Working capital practices

Information about the Company's working capital practices is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 2002, 2001 and 2000 in Part II, Item 7, pages 9 through 22, and the Consolidated statement of cash flows for the years ended December 31, 2002, 2001 and 2000 in Part II, Item 8, page 26 of this Form 10-K.

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

        In the U.S., there were about 526,000 restaurants that generated $320 billion in annual sales in 2002. McDonald's restaurant business accounts for 2.6% of those restaurants and 6.3% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

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

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures; however, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2002, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 2002, the Company's average number of employees worldwide, including Company-operated restaurant employees, was approximately 413,000. This includes employees at McDonald's Company-operated restaurants as well as other restaurant concepts operated by the Company.

(d)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information about foreign and domestic markets is incorporated herein by reference to Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 9 through 22 and Segment and geographic information in Part II, Item 8, page 34 of this Form 10-K.

(e)    AVAILABLE INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Financial and other information can be accessed on the Investor section of the Company's website at www.mcdonalds.com. The Company makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling 1-630-623-7428, or by sending a request to McDonald's Corporation Investor Relations Service Center, McDonald's Plaza, Oak Brook, Illinois 60523.

Item 2. PROPERTIES

The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company's experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term land and building leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies and standardization and by leveraging the Company's global sourcing network. Additional information about the Company's properties is included in

Management's discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 9 through 22 and in Financial statements and supplementary data in Part II, Item 8, pages 23 through 39 of this Form 10-K.

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

Franchising

A substantial number of McDonald's restaurants are franchised to independent entrepreneurs operating under arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald's franchise.

Suppliers

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the U.S., food, paper or related items to any McDonald's restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company's high standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and the Company's business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company's restaurants.

Employees

Thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people, from time to time, seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

Customers

The Company's restaurants serve a large cross-section of the public. In the course of serving so many people, disputes arise as to products, service, accidents, advertising, nutritional and other disclosures as well as other matters typical of an extensive restaurant business such as that of the Company.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

THE FOLLOWING ARE THE EXECUTIVE OFFICERS OF THE COMPANY:

        Claire H. Babrowski, 45, is President of McDonald's Asia/Pacific, Middle East and Africa, a position to which she was appointed in June 2001. From January 2000 to June 2001 she was Executive Vice President, Worldwide Restaurant Systems; from June 1998 to January 2000 she was Executive Vice President, U.S. Restaurant Systems; and from May 1997 to June 1998 she was Senior Vice President, U.S. Restaurant Systems. Ms. Babrowski has been with the Company for 25 years.

        Charles H. Bell, 42, is President and Chief Operating Officer, effective January 2003. From June 2001 to December 2002 he was President of McDonald's Europe; from September 1999 to June 2001 he was President of McDonald's Asia/Pacific, Middle East and Africa; and from 1993 to September 1999 he was Managing Director of McDonald's Australia. Mr. Bell has been with the Company for 27 years.

        James R. Cantalupo, 59, is Chairman and Chief Executive Officer, a position to which he was appointed effective January 2003. From January to December 31, 2002 he was Vice Chairman, Emeritus and President, Emeritus. From December 1999 to December 2001 he was Vice Chairman and President. From August 1998 to December 1999 he was Vice Chairman, Chairman and Chief Executive Officer of McDonald's International. From January 1992 to August 1998 he was President and Chief Executive Officer, McDonald's International. Mr. Cantalupo has been with the Company for 29 years.

        Mats Lederhausen, 39, is President of the Business Development Group, a position to which he was appointed in January 2003. From July 2001 to January 2003 he served as Executive Vice President of Strategy and Corporate Development; from December 2000 to July 2001 he served as Senior Vice President, Corporate Strategy; and from April 1999 to July 2000 he served as Vice President. Before joining McDonald's corporate staff, Mr. Lederhausen was Managing Director and Joint-Venture Partner for Svenska McDonald's Development AB, a subsidiary of the Company. He is no longer Managing Director and Joint-Venture Partner of that subsidiary. Mr. Lederhausen has been with the McDonald's System for 18 years.

        M. Lawrence Light, 61, is Corporate Executive Vice President—Global Chief Marketing Officer. He has served in that position since joining the Company in September 2002. Prior to joining McDonald's, he was President and Chief Executive Officer of Arcature, a brand consultancy. Mr. Light has been with the Company for less than one year.

        Matthew H. Paull, 51, is Corporate Executive Vice President and Chief Financial Officer, a position to which he was elected in July 2001. Prior to that time, he served as Senior Vice President, Corporate Tax and Finance from December 2000 to July 2001; Senior Vice President from January 2000 to December 2000; and Vice President from June 1993 to January 2000. Mr. Paull has been with the Company for 9 years.

        David M. Pojman, 43, is Corporate Senior Vice President—Controller, a position he has held since March 2002. Previously, he served as Vice President and Assistant Corporate Controller from January 2000 to March 2002; and from July 1997 to January 2000 he served as Vice President—International Controller. Mr. Pojman has been with the Company for 20 years.

        Michael J. Roberts, 52, is President—McDonald's USA, a position he has held since June 2001. From July 1997 to June 2001 he was President, West Division. Mr. Roberts has been with the Company for 25 years.

        Eduardo Sanchez, 45, is President—Latin America and Canada Group, a position to which he was appointed in January 2003. Previously, he was President of the Latin America Group from May 1999 to January 2003; and International Relationship Partner for Latin America from November 1995 to May 1999. Mr. Sanchez has been with the Company for 26 years.

        Gloria Santona, 52, is Corporate Senior Vice President, General Counsel and Secretary, a position she has held since June 2001. From December 2000 to June 2001 she was Vice President, U.S. General Counsel and Secretary; and from March 1997 to December 2000 she was Vice President, Deputy General Counsel and Secretary. Ms. Santona has been with the Company for 25 years.

        James A. Skinner, 58, is Vice Chairman. Mr. Skinner was appointed to his current position effective January 2003. Previously, he served as President and Chief Operating Officer of McDonald's Worldwide Restaurant Group from February 2002 to December 2002. Prior to that, he served as President and Chief Operating Officer of McDonald's Europe, Asia/Pacific, Middle East and Africa from June 2001 to February 2002; and President of McDonald's Europe from December 1997 to June 2001. Mr. Skinner has been with the Company for 32 years.

        Russell P. Smyth, 46, is President—McDonald's Europe, a position to which he was appointed in January 2003. Previously, he served as President of Partner Brands from December 2001 to January 2003; International Relationship Partner for Southeast and Central Asia from May 1999 to December 2001; and Vice President of the Latin America Group from July 1996 to May 1999. Mr. Smyth has been with the Company for 19 years.

        Stanley R. Stein, 60, is Executive Vice President, Corporate Human Resources, a position he has held since July 1997. Prior to that time, Mr. Stein served as Senior Vice President. Mr. Stein has been with the Company for 28 years.

Part II

Item 5A. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

        The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share.

	2002			2001
DOLLARS PER SHARE
	High	Low	Dividend	High	Low	Dividend
Quarter:
First	29.06	25.38	—	35.06	24.75	—
Second	30.72	27.00	—	30.96	25.39	—
Third	28.62	17.42	—	31.00	26.00	—
Fourth	19.95	15.17	.235	30.10	25.00	.225

Year	30.72	15.17	.235	35.06	24.75	.225

        The approximate number of shareholders of record and beneficial owners of the Company's common stock as of January 31, 2003 was estimated to be 1,032,000.

        Given the Company's returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use excess cash flow for debt repayments and share repurchases. Accordingly, the common stock dividend yield is modest. The Company has paid dividends on common stock for 27 consecutive years through 2002 and has increased the dividend amount at least once every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations, financing needs and tax treatment of dividends. Dividends are declared and paid on an annual basis. As in the past, future dividends will be declared at the discretion of the Company's Board of Directors.

Item 5B. EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2002. All outstanding awards relate to our common stock. Shares awarded under all of the following plans may be from the Company's treasury or may be otherwise acquired in the open market.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	129,653,669	$24.74	33,044,007
Equity compensation plans not approved by security holders(2)	69,205,034	$32.87	200,000

Total	198,858,703	$27.57	33,244,007

(1)
Included in this information are the following plans and the related number of securities available for future issuance under these plans as approved by security holders:

  2001 Omnibus Stock Ownership Plan. 29,673,065 shares

  1992 Stock Ownership Incentive Plan. no shares

  1975 Stock Ownership Option Plan. 3,370,942 shares

(2)
The following plans, or the addition of shares to existing plans, not approved by shareholders are as follows:

  Directors' Stock Plan. The Plan provides an opportunity for outside directors and senior directors to defer some or all of their annual retainers and Board and Committee meeting fees. In addition, each director receives a credit of $17,500 to his or her plan account at the end of each full year of service, up to a maximum of 10 years. Each director's plan account is credited with a number of shares as though the deferred amounts had been invested in the Company's common stock, and the number of shares is adjusted for dividends paid on the Company's common stock. Upon retirement, or a date specified by the director, the director receives cash payments based on the value of the shares credited to the director's account, in a lump sum or, if the director elects, in installments for a period of up to 15 years. A director may elect to receive payment in the form of shares of common stock.

  1999 Non-Employee Director Stock Option Plan. The Plan provided for the granting of stock options to non-employee directors. There were initial stock option grants of 5,000 shares to directors when they joined the board; and an annual stock option grant of 5,000 shares as of the date the director was elected or re-elected at the Company's annual meeting of shareholders. Options have a ten-year term and become exercisable in increments of 33% on the first, second and third anniversary dates of the grant. No future grants will be made under this plan.

  The Deferred Income Plan, now part of the Supplemental Profit Sharing and Savings Plan, was adopted to enable participants to defer receipt of all or any portion of their incentive payments and up to 90% of their base pay. Payments under this plan may be in cash or shares. There are 200,000 shares in this plan.

  Of the 69,205,034 shares to be issued upon the exercise of outstanding options, 69,011,034 shares were added to the 1992 Stock Ownership Incentive Plan and the 1975 Stock Ownership Option Plan without security holder approval.

Item 6.    SELECTED FINANCIAL DATA

11-YEAR SUMMARY

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2002		2001		2000	1999	1998		1997	1996	1995	1994	1993	1992
Total revenues	$15,406		14,870		14,243	13,259	12,421		11,409	10,687	9,795	8,321	7,408	7,133
Operating income	$2,113	(1)	2,697	(2)	3,330	3,320	2,762	(3)	2,808	2,633	2,601	2,241	1,984	1,862
Income before taxes and cumulative effect of accounting change	$1,662	(1)	2,330	(4)	2,882	2,884	2,307	(3)	2,407	2,251	2,169	1,887	1,676	1,448
Net income	$893	(1,5)	1,637	(4)	1,977	1,948	1,550	(3)	1,642	1,573	1,427	1,224	1,083	959

Cash provided by operations	$2,890		2,688		2,751	3,009	2,766		2,442	2,461	2,296	1,926	1,680	1,426
Capital expenditures	$2,004		1,906		1,945	1,868	1,879		2,111	2,375	2,064	1,539	1,317	1,087
Treasury stock purchases	$687		1,090		2,002	933	1,162		765	605	321	500	628	92

Financial position at year end:
Total assets	$23,971		22,535		21,684	20,983	19,784		18,242	17,386	15,415	13,592	12,035	11,681
Total debt	$9,979		8,918		8,474	7,252	7,043		6,463	5,523	4,836	4,351	3,713	3,857
Total shareholders' equity	$10,281		9,488		9,204	9,639	9,465		8,852	8,718	7,861	6,885	6,274	5,892
Shares outstanding IN MILLIONS	1,268		1,281		1,305	1,351	1,356		1,371	1,389	1,400	1,387	1,415	1,454

Per common share:
Net income—basic(5)	$.70	(1)	1.27	(4)	1.49	1.44	1.14	(3)	1.17	1.11	.99	.84	.73	.65
Net income—diluted(5)	$.70	(1)	1.25	(4)	1.46	1.39	1.10	(3)	1.15	1.08	.97	.82	.71	.63
Dividends declared	$.24		.23		.22	.20	.18		.16	.15	.13	.12	.11	.10
Market price at year end	$16.08		26.47		34.00	40.31	38.41		23.88	22.69	22.56	14.63	14.25	12.19

Franchised sales	$25,692		24,838		24,463	23,830	22,330		20,863	19,969	19,123	17,146	15,756	14,474
Company-operated sales	$11,500		11,040		10,467	9,512	8,895		8,136	7,571	6,863	5,793	5,157	5,103
Affiliated sales	$4,334		4,752		5,251	5,149	4,754		4,639	4,272	3,928	3,048	2,674	2,308

Total Systemwide sales(6)	$41,526		40,630		40,181	38,491	35,979		33,638	31,812	29,914	25,987	23,587	21,885

Franchised restaurants	17,864		17,395		16,795	15,949	15,086		14,197	13,374	12,186	10,944	9,918	9,237
Company-operated restaurants	9,000		8,378		7,652	6,059	5,433		4,887	4,294	3,783	3,216	2,733	2,551
Affiliated restaurants	4,244		4,320		4,260	4,301	3,994		3,844	3,216	2,330	1,739	1,476	1,305

Total Systemwide restaurants(7)	31,108		30,093		28,707	26,309	24,513		22,928	20,884	18,299	15,899	14,127	13,093

(1)
Includes pretax operating charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs. (The cash portion of this pretax expense was approximately $100 million after tax.) See page 9 for further details.
(2)
Includes $378 million of pretax operating charges primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closing/asset impairment charges discussed on page 9.
(3)
Includes pretax operating charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of Made For You costs and the $160 million charge related to the home office productivity initiative.
(4)
Includes a net pretax expense of $253 million ($143 million after tax or $0.11 per share) consisting of $378 million of pretax operating charges noted in (2) above and $125 million of net pretax nonoperating income primarily related to a gain on the initial public offering of McDonald's Japan. (The cash portion of this net pretax expense was approximately $100 million after tax.) See page 9 for further details. Net income also reflects an effective tax rate of 29.8 percent, primarily due to the benefit of tax law changes in certain international markets ($147 million).
(5)
In 2002, includes a $98.6 million after-tax charge ($0.08 per share—basic and $0.07 per share—diluted) to reflect the cumulative effect of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. See page 17 for further discussion. Net income per share, adjusted for the nonamortization provisions of SFAS No. 142, would have been $0.02 higher than the amount reported for 2001 and 2000 and $0.01 higher for 1996-1999.
(6)
Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. See page 11 for further discussion.
(7)
See page 17 for detail of Systemwide restaurants by geographic segment and Partner Brand.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand (McDonald's restaurants). Approximately 80% of McDonald's restaurants and about 75% of the total revenues of McDonald's restaurants are in nine markets: Australia, Brazil, Canada, China, France, Germany, Japan (a 50%-owned affiliate accounted for under the equity method), the United Kingdom and the United States. Throughout this discussion, McDonald's restaurant businesses in these nine markets collectively are referred to as "major markets."

        The Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle Mexican Grill and Donatos Pizzeria. In addition, the Company has a minority ownership in Pret A Manger. In March 2002, the Company sold its Aroma Café business in the U.K.

CONSOLIDATED OPERATING RESULTS

Operating results
	2002		2001		2000
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA
	Amount	Increase/(decrease)	Amount	Increase/(decrease)	Amount
Revenues
Sales by Company-operated restaurants	$11,500	4%	$11,041	5%	$10,467
Revenues from franchised and affiliated restaurants	3,906	2	3,829	1	3,776

Total revenues	15,406	4	14,870	4	14,243

Operating costs and expenses
Company-operated restaurants	9,907	5	9,454	8	8,750
Franchised restaurants	840	5	800	4	772
Selling, general & administrative expenses	1,713	3	1,662	5	1,587
Other operating (income) expense, net	833	nm	257	nm	(196)

Total operating costs and expenses	13,293	9	12,173	12	10,913

Operating income	2,113	(22)	2,697	(19)	3,330

Interest expense	374	(17)	452	5	430
McDonald's Japan IPO gain		nm	(137)	nm
Nonoperating expense, net	77	48	52	nm	18

Income before provision for income taxes and cumulative effect of accounting change	1,662	(29)	2,330	(19)	2,882

Provision for income taxes	670	(3)	693	(23)	905

Income before cumulative effect of accounting change	992	(39)	1,637	(17)	1,977
Cumulative effect of accounting change, net of tax	(99)	nm

Net income	$893	(45)%	$1,637	(17)%	$1,977

Per common share—diluted:
Income before cumulative effect of accounting change	$.77	(38)%	$1.25	(14)%	$1.46
Cumulative effect of accounting change	(.07)	nm

Net income	$.70	(44)%	$1.25	(14)%	$1.46

nm
Not meaningful.

STRATEGIC ACTIONS

In 2002, the Company initiated several strategic actions designed to optimize existing restaurant operations and improve the business. These actions were consistent with management's strategy of concentrating its capital and resources on the best near-term opportunities and of avoiding those that distract from restaurant-level execution. They included the restructuring of certain markets, the closing of a significant number of underperforming restaurants, the decision to terminate a long-term technology project, and the consolidation of certain home office facilities and elimination of positions to control costs, streamline operations and reallocate resources.

        In 2001, the Company implemented strategic changes and restaurant initiatives in the U.S. and certain international markets. The changes in the U.S. included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions and improve efficiency.

        The Company recorded charges and/or gains associated with these actions in 2002 and 2001 as "significant items." Significant items generally represent charges and/or gains for actions or transactions related to the implementation of special initiatives of the Company or items that are unusual or infrequent in nature. The Company does not include these items when reviewing business performance trends, because management does not believe these are indicative of ongoing operations.

        The Company recorded $853 million of significant items in 2002 and $253 million of significant items in 2001. All significant items for both years were recorded in other operating expense, except as noted in the discussion that follows.

Significant items—expense/(income)

					Per common share—diluted
	Pretax		After tax
DOLLARS IN MILLIONS
	2002	2001	2002	2001	2002	2001
Restructuring charges	$267	$200	$244	$136	$.19	$.11
Restaurant closings/asset impairment	402	135	336	107.26		.08
Technology write-offs and other charges	184	55	120	37.10		.03
McDonald's Japan IPO gain		(137)		(137)		(.11)

Total significant items(1)	$853	$253	$700	$143	$.55	$.11

(1)
See other operating (income) expense, net note to consolidated financial statements on page 32 for a summary of the activity in the related liabilities.

Restructuring charges—restructuring markets and eliminating positions

In 2002, the Company recorded $267 million of pretax charges related to transferring ownership in four countries in the Middle East and Latin America to developmental licensees (approximately 150 restaurants), ceasing operations in three countries in Latin America (approximately 20 restaurants), and eliminating positions (approximately 600 positions, about half of which were in the U.S. and half of which were in international markets), reallocating resources and consolidating certain home office facilities to control costs. Under the developmental license business structure, which the Company successfully employs in more than 25 markets outside the U.S. (approximately 350 restaurants), the licensee owns the business, including the real estate interest. While the Company generally does not have any capital invested in these markets, it receives a royalty based on a percent of sales.

        The 2002 restructuring charges consisted of: $136 million of asset write-offs and losses on the sale of assets and $65 million of costs for leases and other obligations in the markets restructured or exited, $56 million of severance and other employee-related costs, $15 million of lease cancellation and other costs related to the closing of certain home office facilities, and $10 million of payments made to facilitate a change of ownership from U.S. franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future. These changes were partially offset by a $15 million reversal of accrued restructuring costs recorded in 2001, primarily due to lower employee-related costs than originally estimated.

        In 2001, the Company recorded $200 million of pretax restructuring charges related to the strategic changes and restaurant initiatives in the U.S. and certain international markets. The initiatives were designed to improve the restaurant experience and included accelerated operations training, restaurant simplification, incentives for outstanding restaurant operations and an enhanced national restaurant evaluation system. In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets.

        The 2001 restructuring charges consisted of: $114 million of severance and other employee-related costs, $69 million of lease cancellation and other costs related to the closing of region and division facilities, and $17 million of other cash costs, primarily consisting of payments made to facilitate a change of ownership from U.S. franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future.

Restaurant closings/asset impairment

In 2002, the Company recorded $402 million of pretax charges consisting of: $302 million related to management's decision to close 751 underperforming restaurants (234 were closed in 2002 and 517 will close throughout 2003) primarily in the U.S. and Japan, and $100 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America. Most of the restaurants identified for closing had negative cash flows and/or very low annual sales volumes. Also, in many cases they would have required significant capital investment over the next several years to remain financially viable.

        In 2001, the Company recorded $135 million of pretax charges consisting of: $91 million related to the closing of 163 underperforming restaurants in international markets in 2001, a $24 million asset impairment charge due to an assessment of the ongoing impact of Turkey's significant currency devaluation on our business, and $20 million related to the disposition of Aroma Café in the U.K.

        Although restaurant closings occur each year, these 2002 and 2001 restaurant closing charges are identified as "significant items" because they were the result of separate intensive reviews by management in conjunction with other strategic actions.

Technology write-offs and other charges

In 2002, the Company recorded $184 million of pretax charges consisting of: $170 million primarily related to the write-off of software development costs as a result of management's decision to terminate a long-term technology project, and $14 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald's restaurants due to the national strike that began in early December. Although the terminated technology project was projected to deliver long-term benefits, it was no longer viewed as the best use of capital in the current environment, as the anticipated Systemwide cost over several years was expected to be in excess of $1 billion.

        In 2001, the Company recorded $55 million of pretax charges consisting of: $18 million primarily related to the write-off of certain technology, $12 million (recorded in nonoperating expense) primarily related to the write-off of a corporate investment, and $25 million primarily related to the unrecoverable costs incurred in connection with the theft of winning game pieces from the Company's Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty individuals (none of whom were Company employees) were convicted of conspiracy and/or mail fraud charges.

McDonald's Japan IPO gain

In 2001, McDonald's Japan, the Company's largest market in the Asia/Pacific, Middle East and Africa (APMEA) segment, completed an IPO of 12 million shares. The Company owns 50% of McDonald's Japan, while the Company's founding partner Den Fujita and his family own approximately 26%. The Company recorded a $137 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

EFFECT OF FOREIGN CURRENCIES ON REPORTED RESULTS

While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies.

Effect of foreign currency translation on consolidated reported results—positive/(negative)

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2002	2001	2000
Revenues	$15	$(457)	$(594)
Operating income	90	(78)	(151)
Net income	42	(50)	(92)
Net income per common share—diluted	.04	(.04)	(.07)

        In 2002, foreign currency translation had a minimal impact on the revenue growth rate as the stronger Euro and British Pound were offset by weaker Latin American currencies (primarily the Argentine Peso, Brazilian Real and Venezuelan Bolivar). The operating income growth rate for 2002 was positively impacted by foreign currency translation primarily due to the stronger Euro and British Pound. In 2001, foreign currency translation had a negative impact on the growth rates primarily due to the weaker Euro, British Pound, Australian Dollar, Japanese Yen and Canadian Dollar.

        All information presented in constant currencies excludes the effect of foreign currency translation on reported results except for hyperinflationary economies, whose functional currency is the U.S. Dollar. Constant currency results are calculated by translating the current year results at prior year average exchange rates.

SYSTEMWIDE SALES

Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Management believes that Systemwide sales information is useful in analyzing the Company's revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum payments.

Systemwide sales

	2002			2001			2000
		Increase/(decrease)			Increase/(decrease)
DOLLARS IN MILLIONS	As reported amount	As reported	Constant currency(1)	As reported amount	As reported	Constant currency(1)	As reported amount
U.S.	$20,306	1%	na	$20,051	2%	na	$19,573
Europe	10,476	11	5%	9,412	1	5%	9,293
APMEA	6,776	(3)	(3)	7,010	(6)	3	7,477
Latin America	1,444	(17)	4	1,733	(3)	6	1,790
Canada	1,456	1	2	1,447	—	5	1,443
Partner Brands	1,068	9	9	977	61	62	605

Total	$41,526	2%	2%	$40,630	1%	4%	$40,181

(1)
Excludes the effect of foreign currency translation on reported sales.
na
Not applicable.

        Restaurant expansion, partly offset by negative comparable sales, drove the consolidated constant currency sales increases in 2002 and 2001.

        Sales in the U.S. increased in 2002 and 2001 due to expansion. Results in 2002 reflected the overall slowdown in the restaurant industry and increased competition.

        The primary contributors to Europe's constant currency sales growth in both years were France and Russia. In addition, the U.K. contributed to the increases in 2002 and 2001, although comparable sales were negative in both years. Europe's results for both years were impacted by negative comparable sales in Germany, where the economy continued to contract. We expect the difficult economic conditions in Germany to continue in the near term. In 2001, despite the Company's outstanding quality and safety record, Europe's results were negatively impacted by consumer confidence issues regarding the European beef supply in several markets.

        Sales results in APMEA declined in 2002 in constant currencies primarily due to negative comparable sales in Japan, which were in part due to continuing weak economic conditions, partly offset by a strong performance in Australia and expansion in China. In 2001, the constant currency sales increase was driven by strong results in China, partly offset by weak results in Japan, Taiwan and Turkey, and weak consumer spending in Australia. Beginning in late 2001 and continuing in 2002, sales were also dampened by consumer confidence issues regarding food safety throughout Japan.

        In Latin America, constant currency sales increased in both 2002 and 2001, despite the fact that many markets continued to be impacted by weak economic conditions. The increase in 2002 was primarily due to positive comparable sales in Brazil and expansion in Mexico, while in 2001 positive comparable sales in Mexico and Venezuela drove the increase.

        The Company expects the weak economic conditions in many markets in APMEA (including Japan) and Latin America to continue in the near term.

        In Canada, constant currency sales increased in 2002 due to expansion, partly offset by negative comparable sales, while the 2001 constant currency sales increase was driven by positive comparable sales and expansion.

        The sales increase in Partner Brands in 2002 was primarily due to expansion and positive comparable sales at Chipotle. The sales increase in 2001 was primarily due to the acquisition of Boston Market in second quarter 2000. In addition, expansion of Chipotle along with strong comparable sales at Chipotle and Boston Market helped drive the increase in 2001.

Comparable sales—McDonald's restaurants

	Increase/(decrease)
	2002	2001	2000
U.S.	(1.5)%	0.1%	1.0%
Europe	1.0	(1.4)	0.4
APMEA	(8.5)	(4.8)	(0.1)
Latin America	1.0	(3.9)	(3.6)
Canada	(2.5)	1.3	4.7

Brand McDonald's	(2.1)%	(1.3)%	0.6%

Average annual sales—McDonald's restaurants

Average sales per restaurant in constant currencies are affected by comparable sales as well as the size, location and number of new restaurants. The number of new restaurants affects average sales because new restaurants typically take a few years to reach long-term sales volumes. In addition, over the last several years more restaurants outside the U.S. have opened in less populated areas and in countries with lower average sales volumes and correspondingly lower average development costs.

Average annual sales—McDonald's restaurants

				Constant currency increase/(decrease)(2)
	As reported amounts
DOLLARS IN THOUSANDS
	2002	2001	2000	2002	2001
Per restaurant(1)
Traditional:
U.S.	$1,628	$1,650	$1,647	(1)%	—
Europe	1,821	1,722	1,851	—	(4)%
APMEA	1,091	1,190	1,376	(8)	(5)
Latin America	931	1,154	1,333	1	(5)
Canada	1,395	1,469	1,530	(4)	—

Satellite:
U.S.	$554	$546	$536	1%	2%
Outside the U.S.(3)	483	533	598	(7)	(1)

(1)
McDonald's restaurants in operation at least 13 consecutive months.
(2)
Excludes the effect of foreign currency translation on reported results.
(3)
Satellite restaurants are primarily located in Japan and Canada.

        In 2002, average annual sales per traditional restaurant in the U.S. declined slightly primarily due to negative comparable sales. In Europe, average annual sales per traditional restaurant were relatively flat in constant currencies. In APMEA and Canada, average annual sales per traditional restaurant declined in constant currencies primarily due to negative comparable sales and the impact of new restaurants. In Latin America, average annual sales per traditional restaurant increased slightly in constant currencies due to positive comparable sales. All segments benefited from the closing of underperforming restaurants in 2002 and 2001.

        In 2001, average annual sales per traditional restaurant were relatively flat for the U.S. and Canada in constant currencies. In other segments, negative comparable sales and the significant number of new restaurants, partly offset by the benefit of closing underperforming restaurants, drove the decreases in average annual sales per traditional restaurant.

        Satellite restaurants generally have significantly lower development costs and sales volumes than traditional restaurants. The use of these small, limited-menu restaurants has allowed profitable expansion into areas that otherwise would not be feasible (e.g., discount retail stores and airports). In 2002 and 2001, average annual sales for satellite restaurants increased in the U.S. This was due in part to our continued assessment of the appropriate use of these limited-menu sites and the closing of certain low-volume sites. Outside the U.S., average annual sales for satellite restaurants declined in constant currencies in both years primarily due to negative comparable sales in Japan, where the majority of satellites outside the U.S. are located. In connection with the restaurant closings previously discussed, the Company's Japanese affiliate will close more than 100 satellite restaurants in 2003.

REVENUES

Revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees or affiliates under joint-venture agreements. These fees include rent, service fees and/or royalties that are based on a percent of sales with specified minimum payments along with initial fees. Fees vary by type of site and investment by the Company and also according to local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms.

        Revenues grow as sales build in existing restaurants and as new restaurants are added. Menu price changes also affect revenues and sales, but it is impractical to quantify their impact because of different pricing structures, new products, promotions and product-mix variations among restaurants and markets.

        Systemwide sales and revenues may grow at different rates during a given period, primarily due to a change in the mix of Company-operated, franchised and affiliated restaurants. For example, this mix is impacted by purchases and sales of restaurants between the Company and franchisees. Company-operated restaurants generated about 30% of Systemwide sales and about 75% of revenues for all periods presented.

Revenues

	2002			2001			2000
		Increase/(decrease)			Increase/(decrease)
DOLLARS IN MILLIONS	As reported amount	As reported	Constant currency(1)	As reported amount	As reported	Constant currency(1)	As reported amount
Company-operated sales:
U.S.	$3,172	1%	na	$3,139	2%	na	$3,064
Europe	3,982	7	2%	3,727	—	4%	3,730
APMEA	2,115	9	8	1,938	4	11	1,857
Latin America	696	(15)	12	821	7	18	764
Canada	505	6	7	478	(2)	2	490
Partner Brands	1,030	10	10	938	67	67	562

Total Company-operated sales	$11,500	4%	4%	$11,041	5%	9%	$10,467

Franchised and affiliated revenues:
U.S.	$2,251	—	na	$2,257	3%	na	$2,195
Europe	1,154	13%	6%	1,025	—	4%	1,024
APMEA	253	(5)	(6)	265	8	21	245
Latin America	118	(21)	(8)	150	(19)	(11)	185
Canada	128	(2)	—	130	4	8	125
Partner Brands	2	—	—	2	—	—	2

Total franchised and affiliated revenues	$3,906	2%	1%	$3,829	1%	4%	$3,776

Total revenues:
U.S.	$5,423	1%	na	$5,396	3%	na	$5,259
Europe	5,136	8	3%	4,752	—	4%	4,754
APMEA	2,368	7	7	2,203	5	12	2,102
Latin America	814	(16)	9	971	2	12	949
Canada	633	4	6	608	(1)	3	615
Partner Brands	1,032	10	10	940	67	67	564

Total revenues	$15,406	4%	4%	$14,870	4%	8%	$14,243

(1)
Excludes the effect of foreign currency translation on reported revenues.
na
Not applicable.

        On a constant currency basis, total revenues increased at a higher rate than Systemwide sales in 2002 primarily due to significantly lower sales from our affiliate in Japan. Under our affiliate structure, we record a royalty in revenues based on a percentage of Japan's sales, whereas all of Japan's sales are included in Systemwide sales. For this reason, Japan's sales decline had a larger negative impact on Systemwide sales than on revenues. In 2001, total revenues increased at a higher rate than Systemwide sales primarily due to the second quarter 2000 acquisition of Boston Market restaurants, which were all Company-operated, and the restructuring of our ownership in the Philippines, effective July 1, 2001. As a result of the restructuring, most of our restaurants in the Philippines are now Company-operated rather than franchised. In addition, revenues in 2001 benefited from an increase in the royalty percent received from our Japanese affiliate, effective January 1, 2001.

        In the U.S., growth rates for Systemwide sales and total revenues were similar in 2002 and 2001. In both periods, Europe's total revenue growth rates were lower than the Systemwide sales growth rates primarily due to a lower percentage of Company-operated restaurants and an increase in rent assistance to franchisees compared with the prior year. APMEA's total revenue growth rates were higher than the Systemwide sales growth rates for both periods primarily due to our affiliate structure in Japan and a higher percentage of Company-operated restaurants, in part due to the restructuring of the Philippines. In addition, the total revenue growth rate in 2001 benefited from an increase in the royalty percent received from our Japanese affiliate. In Latin America, total revenue growth rates were higher than Systemwide sales growth rates for both periods primarily due to a higher percentage of Company-operated restaurants compared with the prior year.

OPERATING INCOME

Consolidated operating income decreased $584 million or 22% in 2002 and $633 million or 19% in 2001; however, significant charges of $853 million in 2002 and $378 million in 2001 were included in operating income. Operating income for both years included higher selling, general & administrative expenses and lower other operating income. Combined operating margin dollars were higher in 2002 than in 2001 and lower in 2001 than in 2000.

        Operating income from the major markets accounted for substantially all of consolidated operating income in 2002, 2001 and 2000.

        The following table presents reported operating income amounts and growth rates along with the growth rates adjusted for foreign currency translation and significant items. Adjusted constant currency operating income is one of the primary measures used to evaluate segment performance, because management believes that adjusted constant currency operating income reflects the most accurate representation of ongoing business operations.

Operating income

	2002			2001			2000
		Increase/(decrease)			Increase/(decrease)
DOLLARS IN MILLIONS	As reported amount	As reported	Adjusted constant currency(1)	As reported amount	As reported	Adjusted constant currency(1)	As reported amount
U.S.	$1,673	3%	(2)%	$1,622	(10)%	—	$1,795
Europe	1,022	(4)	—	1,063	(10)	(3)%	1,180
APMEA	64	(80)	(23)	325	(28)	(10)	451
Latin America	(133)	nm	nm	11	(89)	(46)	103
Canada	125	1	2	124	(2)	10	126
Partner Brands	(66)	—	22	(66)	(61)	—	(41)
Corporate	(572)	(50)	(8)	(382)	(35)	(22)	(284)

Total	$2,113	(22)%	(6)%	$2,697	(19)%	(5)%	$3,330

(1)
Excludes the effect of foreign currency translation on reported results and the significant items discussed on page 9 and shown in the following tables.
nm
Not meaningful.

        The following table presents reconciliations of reported operating results to adjusted constant currency operating results by segment for both 2002 and 2001.

Reconciliation of reported operating results to adjusted constant currency operating results

DOLLARS IN MILLIONS	U.S.	Europe	APMEA	Latin America	Canada	Partner Brands	Corporate	Consolidated
2002
As reported operating income (loss)	$1,673	$1,022	$64	$(133)	$125	$(66)	$(572)	$2,113
Restructuring charges	25	9	141	66	2	3	21	267
Restaurant closings/asset impairment	74	135	81	62	4	31	15	402
Technology write-offs and other charges		4		14	4		162	184
Currency effect		(61)	(6)	(22)	2			(87)

Adjusted constant currency operating income (loss)	$1,772	$1,109	$280	$(13)	$137	$(32)	$(374)	$2,879

2001
As reported operating income (loss)	$1,622	$1,063	$325	$11	$124	$(66)	$(382)	$2,697
Restructuring charges	156	7	3	3	6	5	20	200
Restaurant closings/asset impairment		39	35	37	4	20		135
Technology write-offs and other charges	25		4				14	43
Currency effect		37	38	4	5			84

Adjusted constant currency operating income (loss)	$1,803	$1,146	$405	$55	$139	$(41)	$(348)	$3,159

        U.S. adjusted operating income decreased 2% in 2002 and was relatively flat in 2001 compared with 2000. The decrease in 2002 was due to lower combined operating margin dollars and lower other operating income, partly offset by lower selling, general & administrative expenses. Other operating income included $22 million of payments made to U.S. owner/operators to facilitate the introduction of a new front counter team service system. In 2001, higher combined operating margin dollars were offset by higher selling, general & administrative expenses and slightly lower other operating income. U.S. adjusted operating income accounted for more than 50% of consolidated adjusted operating income in 2002, 2001 and 2000.

        Europe's adjusted operating income accounted for more than 35% of consolidated adjusted operating income in 2002, 2001 and 2000. Europe's adjusted operating income was relatively flat in 2002 compared with 2001 and decreased 3% in 2001. The segment's results benefited from strong performances in France and Russia in both years; however, difficult economic conditions in Germany and weak results in the U.K. negatively impacted results. In 2001, consumer confidence issues regarding the European beef supply negatively impacted Europe's results. France, Germany and the U.K. accounted for about 75% of Europe's adjusted operating income in all three years.

        APMEA's adjusted operating income decreased 23% in 2002 and 10% in 2001. In 2002, strong results in Australia were more than offset by weak results in Japan and Hong Kong. In 2001, strong results in China, the increase in the royalty percent received from our affiliate in Japan and a gain on the sale of real estate in Singapore were more than offset by weak results in Australia, Japan, Taiwan and Turkey. Australia, Japan and China accounted for about 70% of APMEA's adjusted operating income in all three years.

        Latin America's adjusted operating income declined significantly for both periods due to the continuing difficult economic conditions experienced by most markets in the segment. In addition, Latin America's results in 2002 were negatively impacted by a higher provision for uncollectible receivables as well as the temporary closure of all McDonald's restaurants in Venezuela due to the national strike that began in early December 2002. Although the strike ended in February 2003, the Company expects the continued turmoil in Venezuela to impact results in 2003.

        The adjusted operating results for the Partner Brands improved 22% in 2002 and were flat in 2001 compared with 2000. The improvement in 2002 was primarily driven by the elimination of goodwill amortization beginning January 1, 2002 and continued strong results at Chipotle.

        The Corporate segment reflected higher spending on technology in 2002 and 2001.

OPERATING MARGINS

Operating margin information and discussions relate to McDonald's restaurants only and exclude Partner Brands.

Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars declined $12 million in 2002 and $145 million in 2001. In constant currencies, Company-operated margin dollars declined $41 million or 3% in 2002 and $96 million or 6% in 2001.

The constant currency decreases in both years were primarily due to negative comparable sales and higher labor rates, partly offset by expansion.

Company-operated margins—McDonald's restaurants

IN MILLIONS	2002	2001	2000
U.S.	$507	$501	$521
Europe	631	626	683
APMEA	239	240	296
Latin America	66	83	95
Canada	70	75	75

Total	$1,513	$1,525	$1,670

PERCENT OF SALES
U.S.	16.0%	16.0%	17.0%
Europe	15.9	16.8	18.3
APMEA	11.3	12.4	15.9
Latin America	9.4	10.1	12.4
Canada	13.7	15.6	15.4

Total	14.4%	15.1%	16.9%

        Operating cost trends as a percent of sales were as follows: food & paper costs decreased in 2002 and increased in 2001; payroll costs as well as occupancy & other operating expenses increased for both periods.

        The U.S. Company-operated margin percent in 2002 benefited from the elimination of goodwill amortization and a lower contribution rate to the national co-op for advertising expenses. However, these benefits were offset by negative comparable sales and higher labor costs. Food & paper costs were lower as a percent of sales in 2002 and 2001, while payroll costs were higher in both years. Occupancy & other operating expenses as a percent of sales were lower in 2002 than in 2001 and higher in 2001 than in 2000.

        Europe's Company-operated margins as a percent of sales declined in 2002, primarily due to higher payroll and occupancy costs, partly offset by lower food & paper costs as a percent of sales. In 2001, Europe's Company-operated margin percent declined, primarily due to higher payroll costs and negative comparable sales.

        In APMEA, negative comparable sales in 2002 and 2001 affected Company-operated margins as a percent of sales. In 2001, a change in restaurant classification in the Philippines also contributed to APMEA's margin decline because its Company-operated margins were lower than the average for the segment. In Latin America, declines in margins as a percent of sales in both years were due to difficult economic conditions in most markets. In Canada, negative comparable sales in 2002 affected Company-operated margins as a percent of sales.

Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company's occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 60% of the combined operating margins in 2002, 2001 and 2000. Franchised margin dollars increased $36 million in 2002 and $26 million in 2001. In constant currencies, franchised margin dollars were relatively flat in 2002 and increased $91 million or 3% in 2001. The constant currency increase in 2001 was primarily driven by expansion and an increase in the Japan royalty percent.

Franchised margins—McDonald's restaurants

IN MILLIONS	2002	2001	2000
U.S.	$1,781	$1,799	$1,765
Europe	885	792	802
APMEA	217	229	199
Latin America	79	103	135
Canada	102	105	101

Total	$3,064	$3,028	$3,002

PERCENT OF REVENUES
U.S.	79.1%	79.7%	80.4%
Europe	76.7	77.2	78.3
APMEA	85.8	86.2	81.5
Latin America	66.9	68.4	73.0
Canada	79.2	80.4	80.2

Total	78.5%	79.1%	79.5%

        The declines in the consolidated franchised margin percent in 2002 and 2001 reflected negative comparable sales, higher rent assistance to franchisees primarily in the U.S. and Europe, and higher occupancy costs, due in part to an increased proportion of leased sites in all geographic segments. APMEA's franchised margin percent in both years benefited from the restructuring of our ownership in the Philippines in July 2001. The restructuring resulted in the reclassification of restaurants and related margins, that were lower than the average for the segment, from franchised to Company-operated. In addition, the franchised margin percent in APMEA in 2001 benefited from the increase in the Japan royalty percent.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses increased 3% in 2002 and 5% in 2001 (4% and 7% in constant currencies). The increase in 2002 was primarily due to increased spending on technology in the Corporate segment, higher advertising expenses in the U.S. primarily related to the introduction of the Dollar Menu, and higher expenses for Partner Brands. The increase in 2001 was due to increased spending on technology in the Corporate segment and higher expenses for Partner Brands, partly offset by lower Company-wide performance-based incentive compensation compared with the prior year. Selling, general & administrative expenses as a percent of sales were 4.1% in 2002 and 2001 and 4.0% in 2000.

Selling, general & administrative expenses

	2002			2001			2000
		Increase/(decrease)			Increase/(decrease)
DOLLARS IN MILLIONS	As reported amount	As reported	Constant currency(1)	As reported amount	As reported	Constant currency(1)	As reported amount
U.S.	$558	(1)%	na	$563	1%	na	$559
Europe	359	9	4%	328	(2)	1%	336
APMEA	158	4	3	152	2	9	149
Latin America	102	(19)	3	126	5	14	120
Canada	49	(3)	(2)	51	(6)	(2)	54
Partner Brands	114	13	12	102	20	20	85
Corporate(2)	373	10	na	340	20	na	284

Total	$1,713	3%	4%	$1,662	5%	7%	$1,587

(1)
Excludes the effect of foreign currency translation on reported expenses.
(2)
Corporate expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, supply chain management and training.
na
Not applicable.

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense includes gains on sales of restaurant businesses, equity in earnings of unconsolidated affiliates, restructuring charges, restaurant closings/asset impairment charges and other transactions related to franchising and the food service business.

Other operating (income) expense, net

IN MILLIONS	2002	2001	2000
Gains on sales of restaurant businesses	$(114)	$(112)	$(87)
Equity in earnings of unconsolidated affiliates	(24)	(63)	(121)
Team service system payments—U.S.	22
Bad debts and other expense	96	54	12
Significant items:(1)
Restructuring charges	267	200
Restaurant closings/asset impairment	402	135
Technology write-offs and other charges	184	43

Total significant items	853	378

Total	$833	$257	$(196)

(1)
See other operating (income) expense, net note to consolidated financial statements on page 32 for discussion of significant items and a summary of the activity in the related liabilities.

Gains on sales of restaurant businesses

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

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates—businesses in which the Company actively participates but does not control—is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. The decrease in 2002 was due to a net loss from our Japanese affiliate. The decrease in 2001 was due to lower earnings from our Japanese affiliate, the increase in Japan's royalty expense and a weaker Japanese Yen. Although the increase in royalty expense reduced McDonald's equity in earnings for Japan in 2001 compared with 2000, it was more than offset at the operating income level by the royalty benefit McDonald's received in franchised revenues.

Team service system payments

In 2002, the Company made payments to U.S. owner/operators to facilitate the introduction of a new front counter team service system.

Bad debts and other expense

Bad debts and other expense for 2002 and 2001 increased primarily due to higher provisions for uncollectible receivables (primarily in Europe and Latin America). In addition, other expense for 2002 was partly offset by a benefit from the elimination of goodwill amortization.

INTEREST EXPENSE

Interest expense decreased in 2002 due to lower average interest rates, partly offset by higher average debt levels and stronger foreign currencies. Interest expense increased in 2001 due to higher average debt levels, partly offset by weaker foreign currencies and lower average interest rates. Average debt levels were higher in both years because the Company used its available credit capacity to repurchase shares of its common stock.

NONOPERATING EXPENSE, NET

Nonoperating expense includes miscellaneous income and expense items such as interest income, minority interests, and gains and losses related to other investments, financings and translation. Nonoperating expense in 2002 reflected higher minority interest expense and foreign currency translation losses in 2002 compared with foreign currency translation gains in 2001. In addition, nonoperating expense in 2001 included $12 million primarily related to the write-off of a corporate investment as well as minority interest expense related to the sale of real estate in Singapore.

PROVISION FOR INCOME TAXES

The following table presents the reported effective income tax rates as well as the effective income tax rates excluding significant items.

	2002	2001	2000
Reported effective income tax rates	40.3%	29.8%	31.4%
Impact of significant items(1)	(7.6)	1.3	—

Effective income tax rates, excluding significant items	32.7%	31.1%	31.4%

(1)
Certain significant items were not tax-affected for financial reporting purposes. See page 9 for discussion of significant items.

        The 2001 effective income tax rate reflected a benefit from the impact of tax law changes in certain international markets and the 2000 effective income tax rate reflected a tax benefit resulting from an international transaction.

        Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $867 million in 2002 and $720 million in 2001. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. As a result of the initial required goodwill impairment test, the Company recorded a noncash charge of $99 million after tax ($0.07 per diluted share) in first quarter 2002 to reflect the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly in recent years.

NET INCOME AND NET INCOME PER COMMON SHARE

In 2002, income before the cumulative effect of the goodwill accounting change decreased $645 million or 39%, and diluted income per common share before the cumulative effect of this accounting change decreased $0.48 or 38%. Net income, which included the charge for the cumulative effect of the accounting change decreased 45% and diluted net income per common share decreased 44%. In 2001, net income decreased $340 million or 17% and diluted net income per common share decreased $0.21 or 14%. Results for 2002 included significant charges of $700 million or $0.55 per share, and results for 2001 included significant items totaling $143 million or $0.11 of expense per share discussed on page 9.

CASH FLOWS

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending. Cash from operations totaled $2.9 billion and exceeded capital expenditures by $886 million in 2002, while cash from operations totaled $2.7 billion and exceeded capital expenditures by $782 million in 2001. Cash provided by operations, along with borrowings and other sources of cash, is used for capital expenditures, share repurchases, dividends and debt repayments. The Company expects to use future cash provided by operations to fund the remaining employee severance and lease obligations associated with the significant charges in 2002 and 2001.

Cash provided by operations

DOLLARS IN MILLIONS	2002	2001	2000
Cash provided by operations	$2,890	$2,688	$2,751
Cash provided by operations as a percent of capital expenditures	144%	141%	141%
Cash provided by operations as a percent of average total debt	31%	31%	35%

        In addition to its cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company purposefully maintains a relatively low current ratio, which was .71 at year-end 2002.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES

Systemwide restaurants at year end(1)

	2002	2001	2000
U.S.	13,491	13,099	12,804
Europe	6,070	5,794	5,460
APMEA	7,555	7,321	6,771
Latin America	1,605	1,581	1,510
Canada	1,304	1,223	1,154
Partner Brands:
Boston Market	662	657	707
Chipotle	232	177	104
Donatos	181	197	156
Other	8	44	41

Total Partner Brands	1,083	1,075	1,008

Total	31,108	30,093	28,707

(1)
Includes satellite units at December 31, 2002, 2001 and 2000 as follows: U.S.—1,159, 1,004, 999; Europe—102, 63, 46; APMEA (primarily Japan)—1,923, 1,879, 1,681; Latin America—19, 46, 45; and Canada—330, 307, 280.

In 2002, the Company opened 1,247 traditional McDonald's restaurants and 392 satellite restaurants, and closed 474 traditional restaurants and 158 satellite restaurants. In 2001, the Company opened 1,406 traditional McDonald's restaurants and 383 satellite restaurants, and closed 335 traditional restaurants and 135 satellite restaurants.

        In 2002, about 85% of McDonald's restaurant additions occurred in the major markets. Approximately 60% of Company-operated restaurants and more than 85% of franchised restaurants were located in the major markets at the end of 2002. Franchisees and affiliates operated 73% of

McDonald's restaurants at year-end 2002. Partner Brand restaurants are primarily Company-operated.

        Capital expenditures increased $98 million or 5% in 2002 and decreased $39 million or 2% in 2001. The increase in capital expenditures in 2002 was primarily due to higher spending for McDonald's restaurant business in the U.S. and Canada, partly offset by lower capital expenditures for new restaurants in Latin America. The decrease in 2001 was primarily due to lower spending in Europe and Latin America and weaker foreign currencies, partly offset by additional expenditures for Partner Brands as well as for McDonald's restaurant business in the U.S. and China. Capital expenditures for McDonald's restaurants in 2002, 2001 and 2000 reflected our strategy of leasing a higher proportion of new sites and also the U.S. building program, which gave franchisees the option to own new restaurant buildings.

        The Company's expenditures for new restaurants in the U.S. were lower than they would have been as a result of the leasing strategy and the U.S. building program. About 65% in 2002 and 80% in 2001 of new and rebuilt U.S. traditional franchised and affiliated restaurant buildings were purchased by franchisees and affiliates. Beginning in 2003, to give our best franchisees additional financial flexibility to purchase more McDonald's restaurant businesses as well as to reinvest in their existing restaurants, the Company plans to purchase buildings for new franchised restaurants. As a result of owning the buildings, the Company expects to collect additional rent from the franchisees. In addition, the Company is purchasing a higher proportion of land for new restaurants in the U.S.

        The Company and its affiliates owned 38% of the land for its restaurant sites at year-end 2002 and 2001. For leased land, the Company maintains long-term occupancy rights for the land and receives related rental income.

        Capital expenditures invested in major markets excluding Japan represented approximately 70% of the total in 2002 and 60% in 2001 and 2000. (Japan is accounted for under the equity method, and accordingly, its capital expenditures are not included in consolidated amounts.)

Capital expenditures

IN MILLIONS	2002	2001	2000
New restaurants	$1,161	$1,198	$1,308
Existing restaurants(1)	659	571	507
Other properties(2)	184	137	130

Total	$2,004	$1,906	$1,945

Total assets	$23,971	$22,535	$21,684

(1)
Includes technology to improve service and food quality and enhancements to facilities to achieve higher levels of customer satisfaction.
(2)
Primarily for computer equipment and furnishings for office buildings.

        Average development costs incurred by the U.S. System (land, building and equipment) for new traditional McDonald's restaurants were $1.7 million in 2002 and 2001 and $1.6 million in 2000.

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

        Average development costs for new traditional McDonald's restaurants in major markets outside the U.S. excluding Japan were approximately $1.6 million in 2002, 2001 and 2000. Average annual sales for new traditional McDonald's restaurants in the same markets were about $1.3 million in 2002 and 2001 and $1.5 million in 2000. Average development costs for new satellite restaurants (excluding lease costs) located in Canada, Germany and Japan, which comprise about 95% of the satellites outside the U.S., were about $250,000 in 2002 and about $220,000 in 2001 and 2000. The use of these small, limited-menu restaurants, for which the land and building generally are leased, has allowed expansion into areas that otherwise would not have been feasible.

        Capital expenditures by affiliates in international markets, primarily Japan, which were not included in consolidated amounts, were about $204 million in 2002, $181 million in 2001 and $204 million in 2000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company and six unaffiliated companies that supply the "McDonald's System" (McDonald's franchisees, suppliers and the Company) are equal owners of System Capital Corporation (SCC). SCC's purpose is to provide funding to McDonald's franchisees, suppliers to the McDonald's System and McDonald's Corporation and to build equity within SCC that will benefit the McDonald's System. No employees of SCC are employees of the seven shareholders. SCC competes with other lenders who provide similar financing to McDonald's franchisees and suppliers and the Company has no independent obligation to provide financing to these franchisees and suppliers. SCC's function is similar to that of a cooperative and its primary operating activities include (1) providing loans to qualifying U.S. franchisees to purchase existing restaurant businesses as well as finance equipment, buildings and working capital, (2) purchasing accounts receivable and financing inventory and other needs of eligible suppliers and distributors, and (3) acquiring land and leasing it to McDonald's Corporation for new restaurants, primarily in the U.S.

        SCC assets totaled $1.7 billion at December 31, 2002. See summary of significant accounting policies on page 31 for further details on SCC.

SHARE REPURCHASES AND DIVIDENDS

During 2002, the Company purchased 25.6 million shares of McDonald's stock for approximately $687 million, of which 20.1 million shares for $536 million were under a new $5.0 billion share repurchase program.

        During 2001 and 2000, the Company sold 12.2 million and 16.8 million common equity put options, respectively, in connection with its share repurchase program. Premiums received were recorded in shareholders' equity as a reduction of the cost of treasury stock purchased and were $32 million in 2001 and $56 million in 2000. In 2002, 10.1 million common equity put options were exercised and 2.1 million options expired unexercised, while 21.0 million options were exercised in 2001. The total amount paid to acquire these shares as a result of the options being exercised was $286 million in 2002 and $700 million in 2001. At December 31, 2002, there were no common equity put options outstanding. At December 31, 2001, the $350 million total exercise price of outstanding options was classified in common equity put options and forward contracts in the Consolidated balance sheet, and the related offset was recorded in common stock in treasury, net of premiums received.

        During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. At December 31, 2001, the $151 million total purchase price of the forward contracts was classified in common equity put options and forward contracts in the Consolidated balance sheet, and the related offset was recorded in common stock in treasury. The forward contracts for 5.5 million shares settled in March 2002, and there were no additional forward contracts outstanding at December 31, 2002.

        The Company has paid dividends on common stock for 27 consecutive years and has increased the dividend amount every year. Additional dividend increases will be considered after reviewing returns to shareholders, profitability expectations, financing needs and tax treatment of dividends. Cash dividends are declared and paid on an annual basis. As in the past, future dividends will be declared at the discretion of the Board of Directors.

FINANCIAL POSITION AND CAPITAL RESOURCES

TOTAL ASSETS AND RETURNS

Total assets grew by $1.4 billion or 6% in 2002 and $851 million or 4% in 2001. Changes in foreign currency exchange rates increased total assets by approximately $785 million in 2002 and decreased total assets by approximately $765 million in 2001. At year-end 2002 and 2001, approximately 65% of consolidated assets was located in the major markets excluding Japan. Net property and equipment rose $1.3 billion in 2002 and represented 78% of total assets at year end.

        Operating income is used to compute return on average assets, while income before cumulative effect of accounting change is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2002	2001	2000
Return on average assets	9.2%	12.3%	15.9%
Return on average common equity	8.9	17.5	21.6
Adjusted return on average assets(1)	12.9%	14.1%	na
Adjusted return on average common equity(1)	16.8	19.1	na

(1)
Excludes the significant items noted on page 9.
na
Not applicable.

        Return on average assets and return on average common equity both declined in 2002 and 2001, primarily due to weak operating results in APMEA and Latin America. During 2003, the Company will continue to concentrate McDonald's restaurant openings in markets with acceptable returns and will significantly reduce the amount of capital we invest in APMEA and Latin America, where returns have been pressured in recent years by weak economies.

FINANCINGS AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest-rate changes and foreign currency fluctuations. Debt obligations at December 31, 2002 totaled $10.0 billion compared with $8.9 billion at December 31, 2001. The increase in 2002 was due to the impact of changes in exchange rates on foreign currency-denominated debt ($645 million), SFAS No. 133 noncash fair value adjustments ($271 million), and an increase in net borrowings ($145 million).

Debt highlights(1)

	2002	2001	2000
Fixed-rate debt as a percent of total debt(2)	62%	45%	58%
Weighted-average annual interest rate of total debt	4.1	5.4	5.8
Foreign currency-denominated debt as a percent of total debt(2)	64	57	60
Total debt as a percent of total capitalization (total debt and total shareholders' equity)	49	48	48

(1)
All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.
(2)
Includes the effect of interest-rate and foreign currency exchange agreements, and excludes the effect of SFAS No. 133 fair value adjustments.

        Moody's, Standard & Poor's and Fitch currently rate McDonald's commercial paper P-1, A-1 and F1 and its long-term debt A2, A+ and A, respectively. The Company has not historically experienced difficulty in obtaining financing or refinancing existing debt. Certain of the Company's debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. In addition, the Company is required to maintain a minimum net worth (defined as consolidated assets less consolidated liabilities) of $5 billion to comply with its line of credit agreements. There are no provisions in the Company's debt obligations that would accelerate repayment of debt as a result of a change in credit ratings. The Company has $1.3 billion available under committed line of credit agreements (see debt financing note on page 35) as well as $1.8 billion under a U.S. shelf registration and $700 million under a Euro Medium-Term Notes program for future debt issuance.

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

        In December 2002, the Company terminated certain interest-rate exchange agreements to effectively create fixed-rate financing for $1.8 billion of debt at interest rates that were near all-time low yields, and to reduce the potential exposure in the Company's future interest expense due to a rise in interest rates.

        In managing the impact of interest-rate changes and foreign currency fluctuations, the Company uses interest-rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives were recorded at fair value in the Company's Consolidated balance sheet at December 31, 2002 as follows: miscellaneous other assets—$134 million; other long-term liabilities (excluding interest)—$39 million; and accrued payroll and other liabilities—$24 million. See summary of significant accounting policies related to financial instruments on page 29 for additional information regarding their use and the impact of SFAS No. 133 regarding derivatives.

        The Company uses foreign currency debt and derivatives to hedge certain foreign currency royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders' equity. Total foreign currency denominated debt, including the effects of foreign currency exchange agreements, was $6.2 billion and $5.0 billion at year-end 2002 and 2001, respectively.

        The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. During 2002, certain counterparties were required to post collateral as aggregate exposures exceeded certain contractual limits due to increased values. At December 31, 2002, collateral in the amount of $2.2 million was posted by a counterparty while the Company was not required to collateralize any of its obligations.

        The Company actively hedges selected currencies to minimize the cash exposure of foreign currency royalty and other payments received in the U.S. In addition, where practical, McDonald's restaurants purchase goods and services in local currencies resulting in natural hedges, and the Company typically finances in local currencies, creating economic hedges.

        The Company's net asset exposure is diversified among a broad basket of currencies. At year-end 2002 and 2001, assets in hyperinflationary markets were principally financed in U.S. Dollars. The Company's largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

IN MILLIONS OF U.S. DOLLARS	2002	2001
Euro	$1,536	$1,251
British Pounds Sterling	700	786
Canadian Dollars	808	738
Australian Dollars	620	516
Brazilian Reais	385	490

        The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest-rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company's anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company's financial instruments, neither a one percentage point adverse change in interest rates from 2002 levels nor a 10% adverse change in foreign currency rates from 2002 levels would materially affect the Company's results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with our borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company's contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2002. (See discussions of cash flows, financial position and capital resources as well as the Notes to the December 31, 2002 consolidated financial statements for further details.)

Contractual cash flows

	Outflows		Inflows
IN MILLIONS	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2003	$913	$337	$1,735
2004	848	975	1,707
2005	789	2,017	1,662
2006	735	1,014	1,613
2007	683	663	1,566
Thereafter	6,059	4,609	13,127

Total	$10,027	$9,615	$21,410

(1)
The maturities reflect reclassifications of short-term obligations to long-term obligations of $810 million in 2005 and $500 million thereafter as they are supported by long-term line of credit agreements. Debt obligations do not include $365 million of SFAS No. 133 fair value adjustments.

        In addition to long-term obligations, the Company had guaranteed certain affiliate and other loans totaling $102 million at December 31, 2002.

OUTLOOK FOR 2003

  •
  The Company's strategies for 2003 are designed to reverse the negative comparable sales trend through a heightened focus on restaurant-level execution and marketing. The Company's outlook remains cautious until we see improved performance in our major markets. As a guideline, generally one percentage point of comparable sales in the U.S. impacts annual earnings per share by 1.5 cents and one percentage point of comparable sales in Europe impacts annual earnings per share by about 1 cent, assuming no change in profit margins.
  •
  The Company expects the total amount of selling, general & administrative expenses in 2003 to be relatively flat in constant currencies compared with 2002.
  •
  A significant part of McDonald's operating income is from outside the U.S. and more than 60% of total debt is denominated in foreign currencies. The Euro and the British Pound are the most significant currencies impacting our business. If the Euro and the British Pound move 10% (compared with 2002 average rates), McDonald's annual reported earnings per share would change by about 4 cents to 5 cents.
  •
  The Company expects to decrease its debt level in 2003, excluding the impact of foreign currency exchange rates.
  •
  The Company expects its 2003 effective income tax rate to be in the range of 33.5% to 34.5%.
  •
  The Company is currently reviewing its previously announced plans for capital expenditures and restaurant openings for 2003 and expects to reduce both its capital expenditures and restaurant openings compared with 2002. The plans are expected to be finalized and communicated in early April.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies the following involve a higher degree of judgment and/or complexity. (See summary of significant accounting policies more fully described on pages 28 through 32.)

Property and equipment

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management's estimates of the period over which the assets will generate revenue. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

Long-lived assets

Long-lived assets (including goodwill) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company's long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are judgments based on the Company's experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the Company's estimates or the underlying assumptions change in the future, the Company may be required to record impairment charges.

Restructuring and litigation accruals

In 2002 and 2001, the Company recorded charges related to restructuring markets, eliminating positions and strategic changes. The accruals recorded included estimates pertaining to employee termination costs and remaining lease obligations for closed facilities. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

        From time to time, the Company is subject to proceedings, lawsuits and other claims related to franchisees, suppliers, employees, customers and competitors. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

Income taxes

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

        Deferred U.S. income taxes have not been recorded for basis differences totaling $3.2 billion related to investments in certain foreign subsidiaries or affiliates. The basis differences consist primarily of undistributed earnings considered permanently invested in the businesses. If management's intentions change in the future, deferred taxes may need to be provided.

        In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

NEW ACCOUNTING STANDARDS

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

        Application of the new rules, which for the Company relates to lease obligations in certain international markets, is expected to result in a cumulative effect of adoption in the first quarter 2003 that will reduce net income and shareholders' equity by approximately $30 million to $40 million. The adoption of the new rules is not expected to have a material effect on the Company's ongoing results of operations or financial position.

Variable interest entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain disclosures about variable interest entities that meet certain criteria, effective July 1, 2003. The Company is currently performing an analysis to determine the applicability of FIN No. 46 to SCC. See summary of significant accounting policies on page 31 for further details.

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

Forward-looking statements

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: effectiveness of operating initiatives; success in advertising and promotional efforts; changes in global and local business and economic conditions, including their impact on consumer confidence; fluctuations in currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets, including the effects of war and terrorist activities; competition, including pricing and marketing initiatives and new product offerings by the Company's competitors; consumer preferences or perceptions concerning the Company's product offerings; spending patterns and demographic trends; availability of qualified restaurant personnel; severe weather conditions; existence of positive or negative publicity regarding the Company or its industry generally; effects of legal claims; cost and deployment of capital; changes in future effective tax rates; changes in governmental regulations; and changes in applicable accounting policies and practices. The foregoing list of important factors is not all inclusive.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 19 of this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page reference
Consolidated statement of income for each of the three years in the period ended December 31, 2002	24
Consolidated balance sheet at December 31, 2002 and 2001	25
Consolidated statement of cash flows for each of the three years in the period ended December 31, 2002	26
Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2002	27
Notes to consolidated financial statements	28
Quarterly results (unaudited)	38
Management's report	39
Report of independent auditors	39

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2002	2001	2000
REVENUES
Sales by Company-operated restaurants	$11,499.6	$11,040.7	$10,467.0
Revenues from franchised and affiliated restaurants	3,906.1	3,829.3	3,776.0

Total revenues	15,405.7	14,870.0	14,243.0

OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	3,917.4	3,802.1	3,557.1
Payroll & employee benefits	3,078.2	2,901.2	2,690.2
Occupancy & other operating expenses	2,911.0	2,750.4	2,502.8
Franchised restaurants—occupancy expenses	840.1	800.2	772.3
Selling, general & administrative expenses	1,712.8	1,661.7	1,587.3
Other operating (income) expense, net	833.3	257.4	(196.4)

Total operating costs and expenses	13,292.8	12,173.0	10,913.3

Operating income	2,112.9	2,697.0	3,329.7

Interest expense—net of capitalized interest of $14.3, $15.2 and $16.3	374.1	452.4	429.9
McDonald's Japan IPO gain		(137.1)
Nonoperating expense, net	76.7	52.0	17.5

Income before provision for income taxes and cumulative effect of accounting change	1,662.1	2,329.7	2,882.3

Provision for income taxes	670.0	693.1	905.0

Income before cumulative effect of accounting change	992.1	1,636.6	1,977.3

Cumulative effect of accounting change, net of tax benefit of $17.6	(98.6)

Net income	$893.5	$1,636.6	$1,977.3

Per common share—basic:
Income before cumulative effect of accounting change	$.78	$1.27	$1.49
Cumulative effect of accounting change	(.08)
Net income	$.70	$1.27	$1.49

Per common share—diluted:
Income before cumulative effect of accounting change	$.77	$1.25	$1.46
Cumulative effect of accounting change	(.07)
Net income	$.70	$1.25	$1.46

Dividends per common share	$.24	$.23	$.22

Weighted-average shares—basic	1,273.1	1,289.7	1,323.2
Weighted-average shares—diluted	1,281.5	1,309.3	1,356.5

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA
	2002	2001
ASSETS
Current assets
Cash and equivalents	$330.4	$418.1
Accounts and notes receivable	855.3	881.9
Inventories, at cost, not in excess of market	111.7	105.5
Prepaid expenses and other current assets	418.0	413.8

Total current assets	1,715.4	1,819.3

Other assets
Investments in and advances to affiliates	1,037.7	990.2
Goodwill, net	1,559.8	1,320.4
Miscellaneous	1,074.2	1,115.1

Total other assets	3,671.7	3,425.7

Property and equipment
Property and equipment, at cost	26,218.6	24,106.0
Accumulated depreciation and amortization	(7,635.2)	(6,816.5)

Net property and equipment	18,583.4	17,289.5

Total assets	$23,970.5	$22,534.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable	$0.3	$184.9
Accounts payable	635.8	689.5
Income taxes	16.3	20.4
Other taxes	191.8	180.4
Accrued interest	199.4	170.6
Accrued restructuring and restaurant closing costs	328.5	144.2
Accrued payroll and other liabilities	774.7	680.7
Current maturities of long-term debt	275.5	177.6

Total current liabilities	2,422.3	2,248.3

Long-term debt	9,703.6	8,555.5
Other long-term liabilities and minority interests	560.0	629.3
Deferred income taxes	1,003.7	1,112.2
Common equity put options and forward contracts		500.8
Shareholders' equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none
Common stock, $.01 par value; authorized—3.5 billion shares; issued—1,660.6 million shares	16.6	16.6
Additional paid-in capital	1,747.3	1,591.2
Unearned ESOP compensation	(98.4)	(106.7)
Retained earnings	19,204.4	18,608.3
Accumulated other comprehensive income (loss)	(1,601.3)	(1,708.8)
Common stock in treasury, at cost; 392.4 and 379.9 million shares	(8,987.7)	(8,912.2)

Total shareholders' equity	10,280.9	9,488.4

Total liabilities and shareholders' equity	$23,970.5	$22,534.5

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
IN MILLIONS
	2002	2001	2000
Operating activities
Net income	$893.5	$1,636.6	$1,977.3
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting change	98.6
Depreciation and amortization	1,050.8	1,086.3	1,010.7
Deferred income taxes	(44.6)	(87.6)	60.5
Changes in working capital items
Accounts receivable	1.6	(104.7)	(67.2)
Inventories, prepaid expenses and other current assets	(38.1)	(62.9)	(29.6)
Accounts payable	(11.2)	10.2	89.7
Taxes and other accrued liabilities	448.0	270.4	(45.8)
Other (including noncash portion of significant items)	491.5	(60.0)	(244.1)

Cash provided by operations	2,890.1	2,688.3	2,751.5

Investing activities
Property and equipment expenditures	(2,003.8)	(1,906.2)	(1,945.1)
Purchases of restaurant businesses	(548.4)	(331.6)	(425.5)
Sales of restaurant businesses and property	369.5	375.9	302.8
Other	(283.9)	(206.3)	(144.8)

Cash used for investing activities	(2,466.6)	(2,068.2)	(2,212.6)

Financing activities
Net short-term borrowings (repayments)	(606.8)	(248.0)	59.1
Long-term financing issuances	1,502.6	1,694.7	2,381.3
Long-term financing repayments	(750.3)	(919.4)	(761.9)
Treasury stock purchases	(670.2)	(1,068.1)	(2,023.4)
Common stock dividends	(297.4)	(287.7)	(280.7)
Other	310.9	204.8	88.9

Cash used for financing activities	(511.2)	(623.7)	(536.7)

Cash and equivalents increase (decrease)	(87.7)	(3.6)	2.2

Cash and equivalents at beginning of year	418.1	421.7	419.5

Cash and equivalents at end of year	$330.4	$418.1	$421.7

Supplemental cash flow disclosures
Interest paid	$359.7	$446.9	$469.7
Income taxes paid	572.2	773.8	854.2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

						Accumulated other comprehensive income (loss)
	Common stock issued							Common stock in treasury
				Unearned ESOP compen- sation
IN MILLIONS, EXCEPT PER SHARE DATA			Additional paid-in capital		Retained earnings	Deferred hedging adjustment	Foreign currency translation			Total shareholders' equity
	Shares	Amount						Shares	Amount
Balance at December 31, 1999	1,660.6	$16.6	$1,288.3	$(133.3)	$15,562.8	$—	$(886.8)	(309.8)	$(6,208.5)	$9,639.1

Net income					1,977.3					1,977.3

Translation adjustments (including taxes of $65.1)							(400.5)			(400.5)

Comprehensive income										1,576.8

Common stock cash dividends ($.22 per share)					(280.7)					(280.7)

ESOP loan payment				20.1						20.1

Treasury stock purchases								(56.7)	(2,002.2)	(2,002.2)

Common equity put option issuances and expirations, net									25.5	25.5

Stock option exercises and other (including tax benefits of $80.3)			153.5	(1.8)				10.8	74.1	225.8

Balance at December 31, 2000	1,660.6	16.6	1,441.8	(115.0)	17,259.4	—	(1,287.3)	(355.7)	(8,111.1)	9,204.4

Net income					1,636.6					1,636.6

Translation adjustments (including taxes of $65.7)							(412.2)			(412.2)

SFAS No. 133 transition adjustment (including tax benefits of $9.2)						(17.0)				(17.0)

Fair value adjustments—cash flow hedges (including taxes of $1.4)						7.7				7.7

Comprehensive income										1,215.1

Common stock cash dividends ($.23 per share)					(287.7)					(287.7)

ESOP loan payment				8.0						8.0

Treasury stock purchases								(36.1)	(1,090.2)	(1,090.2)

Common equity put option issuances and expirations, net and forward contracts									199.2	199.2

Stock option exercises and other (including tax benefits of $70.0)			149.4	0.3				11.9	89.9	239.6

Balance at December 31, 2001	1,660.6	16.6	1,591.2	(106.7)	18,608.3	(9.3)	(1,699.5)	(379.9)	(8,912.2)	9,488.4

Net income					893.5					893.5

Translation adjustments (including taxes of $150.5)							106.7			106.7

Fair value adjustments—cash flow hedges (including taxes of $3.5)						0.8				0.8

Comprehensive income										1,001.0

Common stock cash dividends ($.24 per share)					(297.4)					(297.4)

ESOP loan payment				7.4						7.4

Treasury stock purchases								(25.6)	(686.9)	(686.9)

Common equity put option expirations and forward contracts settled									500.8	500.8

Stock option exercises and other (including tax benefits of $61.3)			156.1	0.9				13.1	110.6	267.6

Balance at December 31, 2002	1,660.6	$16.6	$1,747.3	$(98.4)	$19,204.4	$(8.5)	$(1,592.8)	(392.4)	$(8,987.7)	$10,280.9

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand. The Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle Mexican Grill and Donatos Pizzeria. In addition, McDonald's has a minority ownership in Pret A Manger. In March 2002, the Company sold its Aroma Café business in the U.K.

        All restaurants are operated by the Company, or under the terms of franchise arrangements, by franchisees who are independent entrepreneurs or by affiliates operating under joint-venture agreements between the Company and local business people.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Substantially all investments in affiliates owned 50% or less (primarily McDonald's Japan and Pret A Manger) are accounted for by the equity method.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Sales by Company-operated restaurants are recognized on a cash basis. Revenues from franchised and affiliated restaurants include continuing rent and service fees, initial fees and royalties received from foreign affiliates and developmental licensees. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

FOREIGN CURRENCY TRANSLATION

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for a small number of countries with hyperinflationary economies, where the functional currency is the U.S. Dollar.

ADVERTISING COSTS

Production costs for radio and television advertising, primarily in the U.S., are expensed when the commercials are initially aired. Advertising expenses included in costs of Company-operated restaurants and in selling, general & administrative expenses were (in millions): 2002—$647.6; 2001—$600.9; 2000—$595.3. In addition, significant advertising expenses are incurred by franchisees through advertising cooperatives in individual markets.

STOCK-BASED COMPENSATION

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

        Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options that, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. The following tables present the pro forma disclosures and the weighted-average assumptions used to estimate the fair value of these options.

Pro forma disclosures

IN MILLIONS, EXCEPT PER SHARE DATA	2002		2001	2000
As reported—net income		$893.5	$1,636.6	$1,977.3
Deduct: Total stock option compensation expense under fair value method, net of related tax effects		(251.7)	(210.0)	(153.7)

Pro forma—net income		$641.8	$1,426.6	$1,823.6

Earnings per share:
As reported—basic		$.70	$1.27	$1.49
Pro forma—basic		$.50	$1.11	$1.38
As reported—diluted	$	..70	$1.25	$1.46
Pro forma—diluted		$.50	$1.10	$1.36

Assumptions

	2002	2001	2000
Expected dividend yield	.75%	.65%	.65%
Expected stock price volatility	27.5%	25.7%	24.1%
Risk-free interest rate	5.25%	5.03%	6.39%
Expected life of options IN YEARS	7	7	7
Weighted-average fair value per option granted	$10.88	$9.93	$14.08

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings—up to 40 years; leasehold improvements—the lesser of useful lives of assets or lease terms including option periods; and equipment—three to 12 years.

GOODWILL

Goodwill represents the excess of cost over the net tangible assets of acquired restaurant businesses. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142, effective January 1, 2002, eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 in 2001 and 2000 would have increased net income by approximately $30 million ($0.02 per share) in each year.

        The Company's goodwill primarily consists of amounts paid in excess of net tangible assets for (1) purchases of McDonald's restaurants from franchisees, (2) ownership percentage increases in international joint-ventures and (3) acquisitions of other businesses such as Partner Brands. Under SFAS No. 142, goodwill is generally assigned to the reporting units that are expected to benefit from the synergies of the combination. The Company has defined reporting units as each individual country for McDonald's restaurant business as well as each individual Partner Brand.

        The annual goodwill impairment test compares the fair value of a reporting unit, generally based on discounted cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the fair value of reporting unit goodwill and the carrying amount of goodwill.

        The Company performed the initial required goodwill impairment test as of January 1, 2002 and recorded a noncash pretax charge of $116.2 million ($98.6 million after tax or $0.07 per diluted share) for the cumulative effect of this accounting change. The impaired goodwill resulted primarily from businesses in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies have weakened significantly in recent years. In addition, the Company completed its annual impairment testing of goodwill in the fourth quarter of 2002, which resulted in no significant charges.

        The carrying amount of goodwill totaled $1,559.8 million and $1,320.4 million as of December 31, 2002 and 2001, respectively (U.S.—$676.3, $516.7; Europe—$353.5, $278.6; Asia/Pacific, Middle East and Africa (APMEA)—$211.0, $171.3; Latin America—$97.3, $158.5; Canada—$77.5, $51.2; and Partner Brands—$144.2, $144.1). The changes in carrying amounts of goodwill from December 31, 2001 to December 31, 2002 were due to (1) the charge of $116.2 million for the cumulative effect of the accounting change, (2) goodwill generated in 2002 as a result of purchases of McDonald's restaurant businesses and (3) foreign currency rate fluctuations.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald's restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. For Partner Brands, assets are grouped by each individual brand. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing twelve-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each restaurant within the asset grouping is compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

        Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal. Generally, such losses relate to either restaurants that have closed and ceased operations or businesses or restaurants that are available for sale.

FINANCIAL INSTRUMENTS

The Company generally borrows on a long-term basis and is exposed to the impact of interest-rate changes and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to manage the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

        The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2002 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. During 2002, certain counterparties were required to post collateral as aggregate exposures exceeded certain contractual limits due to increased values. At December 31, 2002, collateral in the amount of $2.2 million was posted by a counterparty while the Company was not required to collateralize any of its obligations.

        Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No. 133 also requires companies to designate all derivatives that qualify as hedging instruments as either fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

        The Company recorded a transition adjustment at January 1, 2001 related to cash flow hedges, which reduced accumulated other comprehensive income in shareholders' equity by $17.0 million, after tax. This adjustment was primarily related to interest-rate exchange agreements used to lock in long-term borrowing rates. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was not material to the Company's Consolidated statement of income.

        All derivatives, primarily interest-rate exchange agreements and foreign currency exchange agreements, were classified in the Company's Consolidated balance sheet at December 31, 2002 as follows: miscellaneous other assets—$133.9 million; other long-term liabilities (excluding accrued interest)—$39.2 million; and accrued payroll and other liabilities—$23.8 million.

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

        For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items are recognized in current earnings. During the years ended December 31, 2002 and 2001, there was no significant impact to the Company's earnings related to the ineffective portion of fair value hedging instruments.

Cash flow hedges

The Company enters into cash flow hedges to mitigate the exposure to variability in expected future cash flows attributable to a particular risk. The types of cash flow hedges the Company enters into include: (1) interest-rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest-rate changes on future interest expense, (2) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows such as royalties and other payments denominated in foreign currencies, and (3) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

        For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change. During the years ended December 31, 2002 and 2001, there was no significant impact to the Company's earnings related to the ineffective portion of cash flow hedging instruments.

        The Company recorded net increases to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders' equity of $0.8 million and $7.7 million, after tax, related to cash flow hedges during the years ended December 31, 2002 and 2001, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2002, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders' equity at December 31, 2002 will be recognized in earnings in 2003 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2002 was 12 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2011.

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

        During the year ended December 31, 2002, the Company recorded a net decrease in translation adjustments in accumulated other comprehensive income of $312.0 million after tax (included in the net increase of $106.7 million of translation adjustments in the Consolidated statement of shareholders' equity) related primarily to foreign currency denominated debt designated as hedges of net investments. During the year ended December 31, 2001, the Company recorded a net increase in translation adjustments in accumulated other comprehensive income of $168.5 million after tax related to hedges of net investments.

VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, which requires an enterprise to consolidate or make certain disclosures about variable interest entities that meet certain criteria, effective July 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity on the effective date, the Interpretation requires certain information to be disclosed as of December 31, 2002.

        The Company and six unaffiliated companies that supply the "McDonald's System" (McDonald's franchisees, suppliers and the Company) are equal owners of System Capital Corporation (SCC). The Company is currently performing an analysis to determine the applicability of FIN No. 46 to SCC. SCC's purpose is to provide funding to McDonald's franchisees, suppliers to the McDonald's System and McDonald's Corporation and to build equity within SCC that will benefit the McDonald's System. No employees of SCC are employees of the seven shareholders. SCC competes with other lenders who provide similar financing to McDonald's franchisees and suppliers. SCC's function is similar to that of a cooperative and its primary operating activities include (1) providing loans to qualifying U.S. franchisees to purchase existing restaurant businesses as well as finance equipment, buildings and working capital, (2) purchasing accounts receivable and financing inventory and other needs of eligible suppliers and distributors and (3) acquiring land and leasing it to McDonald's Corporation for new restaurants, primarily in the U.S.

        The leases are generally for 20 years, provide for up to 20 additional years in renewal options and include an option for the Company to purchase some or all of the real estate subject to the lease at a price equal to SCC's acquisition cost. The Company's commitments under these leases are included in operating lease commitments on pages 20 and 34 and total approximately $14 million annually based on SCC's current cost of financing.

        SCC funds its operations through borrowings by its wholly owned subsidiary, Golden Funding Corp. (Golden Funding). Golden Funding had approximately $1.7 billion of commercial paper and medium-term notes outstanding at December 31, 2002. SCC assets included $900 million of loans to McDonald's franchisees, $500 million of land leased to the Company, and $300 million of loans to McDonald's suppliers.

        Moody's, Standard & Poor's and Fitch periodically review Golden Funding, including reviews of key performance indicators and asset quality. These rating agencies currently rate Golden Funding's commercial paper P-1, A-1 and F1 and its long-term debt Aa2, AA and AA, respectively. Credit support for Golden Funding's financing consists of: $14 million of cash reserves held by Golden Funding, $14 million of preferred shares (primarily supplier trade receivables purchased by SCC and contributed to Golden Funding), and a $30 million letter of credit issued jointly by a syndication of banks.

        The Company's investment in SCC is accounted for on the cost basis.

ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost will be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

        Application of the new rules, which for the Company relates to lease obligations in certain international markets, is expected to result in a cumulative effect of adoption in the first quarter 2003 that will reduce net income and shareholders' equity by approximately $30 million to $40 million. The adoption of the new rules is not expected to have a material effect on the Company's ongoing results of operations or financial position.

COMMON EQUITY PUT OPTIONS AND FORWARD CONTRACTS

During 2001 and 2000, the Company sold 12.2 million and 16.8 million common equity put options, respectively, in connection with its share repurchase program. Premiums received were recorded in shareholders' equity as a reduction of the cost of treasury stock purchased and were $31.8 million in 2001 and $56.0 million in 2000. In 2002, 10.1 million common equity put options were exercised and 2.1 million options expired unexercised, while 21.0 million options were exercised in 2001. The total amount paid to acquire these shares as a result of the options being exercised was $286 million in 2002 and $700 million in 2001. At December 31, 2002, there were no common equity put options outstanding. At December 31, 2001, the $350.0 million total exercise price of outstanding options was classified in common equity put options and forward contracts in the Consolidated balance sheet, and the related offset was recorded in common stock in treasury, net of premiums received.

        During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. At December 31, 2001, the $150.8 million total purchase price of the forward contracts was classified in common equity put options and forward contracts in the Consolidated balance sheet, and the related offset was recorded in common stock in treasury. The forward contracts for 5.5 million shares settled in March 2002, and there were no forward contracts outstanding at December 31, 2002.

SALES OF STOCK BY SUBSIDIARIES AND AFFILIATES

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss.

PER COMMON SHARE INFORMATION

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2002—8.4; 2001—19.6; 2000—33.3. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2002—148.0; 2001—83.1; 2000—49.2. The dilutive effect of common equity put options and forward contracts in 2001 and 2000 was not significant.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

OTHER OPERATING (INCOME) EXPENSE, NET

IN MILLIONS	2002	2001	2000
Gains on sales of restaurant businesses	$(113.6)	$(112.4)	$(86.9)
Equity in earnings of unconsolidated affiliates	(24.1)	(62.7)	(120.9)
Team service system payments	21.6
Bad debts and other expense	96.2	54.9	11.4
Significant items:
Restructuring charges	266.9	200.0
Restaurant closings/asset impairment	402.4	135.2
Technology write-offs and other charges	183.9	42.4

Total significant items	853.2	377.6

Other operating (income) expense, net	$833.3	$257.4	$(196.4)

TEAM SERVICE SYSTEM PAYMENTS

In 2002, the Company made payments to U.S. owner/operators to facilitate the introduction of a new front counter team service system.

RESTRUCTURING CHARGES

In 2002, the Company recorded $266.9 million of pretax charges ($243.6 million after tax) related to transferring ownership in four countries in the Middle East and Latin America, ceasing operations in three countries in Latin America, eliminating positions (approximately 600 positions, about half of which were in the U.S. and half of which were in international markets) and reallocating resources and consolidating certain home office facilities to control costs.

        The 2002 charges consisted of: $136.8 million of asset write-offs and losses on the sale of assets and $64.6 million of costs for leases and other obligations in the markets restructured or exited, $55.9 million of severance and other employee-related costs, $14.7 million of lease cancellation and other costs related to the closing of certain home office facilities; and $9.9 million of payments made to facilitate a change of ownership from U.S. franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future. These charges were partially offset by a $15.0 million reversal of accrued restructuring costs recorded in 2001, primarily due to lower employee-related costs than originally estimated.

        In 2001, the Company recorded $200.0 million of pretax charges ($136.1 million after tax) related to strategic changes and restaurant initiatives in the U.S. and certain international markets. The changes in the U.S. included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions. In connection with these initiatives, the Company eliminated approximately 850 positions, consisting of 700 positions in the U.S., primarily in the divisions and regions, and 150 positions in international markets.

        The 2001 charges consisted of: $114.4 million of severance and other employee-related costs, $68.8 million of lease cancellation and other costs related to the closing of region and division facilities, and $16.8 million of other cash costs, primarily consisting of payments made to facilitate a change of ownership from U.S. franchisees who have had a history of financial difficulty and consequently were unable to deliver the level of operational excellence needed to succeed in the future.

RESTAURANT CLOSINGS/ASSET IMPAIRMENT

In 2002, the Company recorded $402.4 million of pretax charges ($335.8 million after tax) consisting of: $302.3 million related to management's decision to close 751 underperforming restaurants (234 were closed in 2002 and 517 will close throughout 2003) primarily in the U.S. and Japan, and $100.1 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America.

        In 2001, the Company recorded $135.2 million of pretax charges ($106.3 million after tax) consisting of: $91.2 million related to the closing of 163 underperforming restaurants in international markets in 2001, a $24.0 million asset impairment charge due to an assessment of the ongoing impact of Turkey's significant currency devaluation on our business, and $20.0 million related to the disposition of Aroma Café in the U.K.

TECHNOLOGY WRITE-OFFS AND OTHER CHARGES

In 2002, the Company recorded $183.9 million of pretax charges ($120.5 million after tax) consisting of: $170.0 million primarily related to the write-off of software development costs as a result of management's decision to terminate a long-term technology project, and $13.9 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald's restaurants due to the national strike that began in early December.

        In 2001, the Company recorded $42.4 million of pretax charges ($29.1 million after tax) consisting of: $17.4 million primarily related to the write-off of certain technology, and $25.0 million primarily related to the unrecoverable costs incurred in connection with the theft of winning game pieces from the Company's Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty individuals (none of whom were Company employees) were convicted of conspiracy and/or mail fraud charges.

        The following table presents the activity included in accrued restructuring and restaurant closing costs in the Consolidated balance sheet.

	2001 activity				2002 activity
IN MILLIONS				Liability at December 31, 2001				Liability at December 31, 2002
	Provision	Cash	Noncash		Provision	Cash	Noncash
Restructuring charges:
Asset write-offs	$10.0		$(10.0)	—	$141.7		$(141.7)	—
Employee-related costs	114.4	$(34.6)		$79.8	40.9	$(48.4)		$72.3
Lease termination and other	75.6	(29.4)		46.2	84.3	(27.2)		103.3

	200.0	(64.0)	(10.0)	126.0	266.9	(75.6)	(141.7)	175.6

Restaurant closings/asset impairment:
Asset write-offs	119.0		(119.0)	—	282.3		(282.3)	—
Lease termination and other	16.2	(5.1)		11.1	120.1	(2.8)		128.4

	135.2	(5.1)	(119.0)	11.1	402.4	(2.8)	(282.3)	128.4

Technology write-offs and other charges:
Asset write-offs	17.4		(17.4)	—	164.4		(164.4)	—
Other	25.0	(17.9)		7.1	19.5	(2.1)		24.5

	42.4	(17.9)	(17.4)	7.1	183.9	(2.1)	(164.4)	24.5

Total accrued restructuring and restaurant closing costs	$377.6	$(87.0)	$(146.4)	$144.2	$853.2	$(80.5)	$(588.4)	$328.5

        Employee severance is paid in installments over a period of up to one year after termination, and the remaining lease payments for closed facilities will generally be paid through 2020. No significant adjustments have been made to the original plans approved by management.

McDONALD'S JAPAN INITIAL PUBLIC OFFERING (IPO) GAIN

In 2001, McDonald's Japan, the Company's largest market in the APMEA segment, completed an IPO of 12 million shares. The Company owns 50% of McDonald's Japan, while the Company's founding partner Den Fujita and his family own approximately 26%. The Company recorded a $137.1 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald's Japan.

FRANCHISE ARRANGEMENTS

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company based upon a percent of sales with minimum rent payments. McDonald's franchisees are granted the right to operate a restaurant using the McDonald's system and, in certain cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, franchisees outside the U.S. generally pay a refundable, noninterest-bearing security deposit. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales.

        The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

        Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2002	2001	2000
Minimum rents	$1,479.9	$1,477.9	$1,465.3
Percent rent and service fees	2,375.1	2,290.2	2,247.0
Initial fees	51.1	61.2	63.7

Revenues from franchised and affiliated restaurants	$3,906.1	$3,829.3	$3,776.0

        Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned sites	Leased sites	Total
2003	$989.5	$745.6	$1,735.1
2004	972.8	734.3	1,707.1
2005	949.6	712.6	1,662.2
2006	922.6	690.4	1,613.0
2007	891.8	674.3	1,566.1
Thereafter	7,367.7	5,758.9	13,126.6

Total minimum payments	$12,094.0	$9,316.1	$21,410.1

        At December 31, 2002, net property and equipment under franchise arrangements totaled $9.5 billion (including land of $2.8 billion) after deducting accumulated depreciation and amortization of $4.0 billion.

INCOME TAXES

Income before provision for income taxes and cumulative effect of accounting change, classified by source of income, was as follows:

IN MILLIONS	2002	2001	2000
U.S.	$876.3	$958.2	$1,280.6
Outside the U.S.	785.8	1,371.5	1,601.7

Income before provision for income taxes and cumulative effect of accounting change	$1,662.1	$2,329.7	$2,882.3

        The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2002	2001	2000
U.S. federal	$307.0	$357.3	$361.1
U.S. state	54.6	59.7	77.0
Outside the U.S.	353.0	363.7	406.4

Current tax provision	714.6	780.7	844.5

U.S. federal	(47.4)	57.7	75.2
U.S. state	(7.6)	4.3	9.5
Outside the U.S.	10.4	(149.6)	(24.2)

Deferred tax provision (benefit)(1)	(44.6)	(87.6)	60.5

Provision for income taxes	$670.0	$693.1	$905.0

(1)
Includes the benefit of tax law changes in certain international markets of $147.3 million in 2001. Amounts in 2002 and 2000 were not significant.

        Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS
	2002	2001
Property and equipment	$1,316.3	$1,304.4
Other	448.4	429.9

Total deferred tax liabilities	1,764.7	1,734.3

Intangible assets	(199.7)	(207.9)
Operating loss carryforwards	(186.1)	(166.0)
Employee benefit plans	(129.7)	(137.2)
Property and equipment	(89.4)	(108.8)
Capital loss carryforwards	(88.0)
Foreign tax credit carryforwards	(45.0)	(21.6)
Other	(450.9)	(258.4)

Total deferred tax assets before valuation allowance	(1,188.8)	(899.9)

Valuation allowance	322.1	180.1

Net deferred tax liabilities(1)	$898.0	$1,014.5

(1)
Net of current tax assets included in prepaid expenses and other current assets in the Consolidated balance sheet (in millions): 2002—$105.7; 2001—$97.7.

        The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	2.2	2.1	1.9
Benefits and taxes related to foreign operations(1)	(6.3)	(6.5)	(4.8)
Significant items(2)	8.7	(1.6)
Other, net	.7	.8	(.7)

Effective income tax rates	40.3%	29.8%	31.4%

(1)
Includes the benefit of tax law changes.
(2)
Includes the impact of significant items in other operating (income) expense, net and McDonald's Japan IPO gain. Certain of these items were not tax-affected for financial reporting purposes (see page 9).

        Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $3.2 billion at December 31, 2002 and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

LEASING ARRANGEMENTS

At December 31, 2002, the Company was lessee at 6,871 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 7,823 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. In addition, the Company is lessee under noncancelable leases covering certain offices and vehicles.

        Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2003	$829.6	$83.3	$912.9
2004	798.1	50.2	848.3
2005	746.1	42.4	788.5
2006	698.8	36.5	735.3
2007	652.3	30.5	682.8
Thereafter	5,893.6	165.1	6,058.7

Total minimum payments	$9,618.5	$408.0	$10,026.5

        Rent expense was (in millions): 2002—$1,032.5; 2001—$958.6; 2000—$886.4. These amounts included percent rents in excess of minimum rents (in millions): 2002—$131.3; 2001—$119.6; 2000—$133.0.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry. Substantially all revenues result from the sale of menu products at restaurants operated by the Company, franchisees or affiliates. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company's share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 2002—$644.1; 2001—$607.7; 2000—$603.6.

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

IN MILLIONS	2002	2001	2000
U.S.	$5,422.7	$5,395.6	$5,259.1
Europe	5,136.0	4,751.8	4,753.9
APMEA	2,367.7	2,203.3	2,101.8
Latin America	813.9	971.3	949.3
Canada	633.6	608.1	615.1
Partner Brands	1,031.8	939.9	563.8

Total revenues	$15,405.7	$14,870.0	$14,243.0

U.S.	$1,673.3	$1,622.5	$1,795.7
Europe	1,021.8	1,063.2	1,180.1
APMEA	64.3	325.0	451.2
Latin America	(133.4)	10.9	102.3
Canada	125.4	123.7	126.3
Partner Brands	(66.8)	(66.5)	(41.5)
Corporate	(571.7)	(381.8)	(284.4)

Total operating income	$2,112.9 (1)	$2,697.0 (2)	$3,329.7

U.S.	$8,687.4	$8,288.4	$7,856.9
Europe	8,310.6	7,139.1	7,083.7
APMEA	3,332.0	3,144.5	2,983.4
Latin America	1,425.3	1,898.3	1,855.6
Canada	703.2	574.2	552.0
Partner Brands	780.4	637.1	450.7
Corporate	731.6	852.9	901.2

Total assets	$23,970.5	$22,534.5	$21,683.5

U.S.	$752.7	$552.3	$475.6
Europe	579.4	635.8	797.6
APMEA	230.4	275.7	253.5
Latin America	119.9	197.5	245.7
Canada	111.6	80.4	52.5
Partner Brands	190.4	153.3	79.6
Corporate	19.4	11.2	40.6

Total capital expenditures	$2,003.8	$1,906.2	$1,945.1

U.S.	$383.4	$425.0	$402.6
Europe	334.9	313.7	296.5
APMEA	141.7	133.2	129.8
Latin America	59.6	79.3	69.4
Canada	35.6	32.9	34.9
Partner Brands	40.3	36.8	16.6
Corporate	55.3	65.4	60.9

Total depreciation and amortization	$1,050.8	$1,086.3	$1,010.7

(1)
Includes $853.2 million of charges (U.S.—$99.2; Europe—$147.8; APMEA—$222.3; Latin America—$142.3; Canada—$9.7; Partner Brands—$34.0; and Corporate—$197.9) primarily related to restructuring markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs. See other operating (income) expense, net note for further discussion.
(2)
Includes $377.6 million of charges (U.S.—$181.0; Europe—$45.8; APMEA—$41.5; Latin America—$40.4; Canada—$9.8; Partner Brands—$24.9; and Corporate—$34.2) primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment. See other operating (income) expense, net note for further discussion.

        Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2002—$21,976.6; 2001—$20,355.3; 2000—$19,798.3. U.S. based: 2002—$9,254.3; 2001—$8,670.4; 2000—$8,373.2.

DEBT FINANCING

LINE OF CREDIT AGREEMENTS

At December 31, 2002, the Company had several line of credit agreements with various banks totaling $1.3 billion, all of which remained unused at year-end 2002. Subsequent to year end, the Company renegotiated the line of credit agreements as follows: $810.0 million of lines expiring in 2004 with a term of 364 days and fees based on current credit ratings of ..05% per annum on the total commitment, with a feature that allows the Company to convert the borrowings to a one-year loan at expiration; a $500.0 million line expiring in 2008 with fees based on current credit ratings of .07% per annum on the total commitment; and a $25.0 million line expiring in 2003 with a term of 364 days and fees of .07% per annum on the total commitment. Fees and interest rates on these lines are based on the Company's long-term credit rating assigned by Moody's and Standard & Poor's. Under terms of these agreements, the Company is required to maintain a minimum net worth (defined as consolidated assets less consolidated liabilities) of $5 billion. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $1.1 billion at December 31, 2002; these were principally short-term and denominated in various currencies at local market rates of interest.

        The weighted-average interest rate of short-term borrowings, consisting of commercial paper and foreign currency bank line borrowings, was 3.4% at both December 31, 2002 and December 31, 2001.

FAIR VALUES

At December 31, 2002, the fair value of the Company's debt and notes payable obligations was estimated at $10.5 billion compared to a carrying amount of $10.0 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

        The carrying amounts for both cash and equivalents and notes receivable approximate fair value. Foreign currency and interest-rate exchange agreements, foreign currency options and forward foreign exchange contracts were recorded in the Consolidated balance sheet at fair value using various pricing models or discounted cash flow analyses that incorporated quoted market prices. No fair value was estimated for noninterest-bearing security deposits by franchisees, because these deposits are an integral part of the overall franchise arrangements.

ESOP LOANS AND OTHER GUARANTEES

At December 31, 2002, the Company has guaranteed and included in total debt $22.6 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2002, which include $85.9 million of loans from the Company to the ESOP and the $22.6 million of Notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders' equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald's common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

        The Company also has guaranteed certain affiliate and other loans totaling $102.0 million at December 31, 2002. These guarantees are contingent commitments issued by the Company generally to support borrowing arrangements of certain U.S. partnerships and franchisees, and certain affiliates. The terms of the guarantees vary and are equal to the remaining term of the related debt. At December 31, 2002, there was no carrying value for obligations under these guarantees in the Company's Consolidated balance sheet.

DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. There are no provisions in the Company's debt obligations that would accelerate repayment of debt as a result of a change in credit ratings. Certain of the Company's debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

        The following table summarizes the Company's debt obligations (the interest rates reflected in the table include the effects of interest-rate and foreign currency exchange agreements).

		Interest rates(1) December 31		Amounts outstanding December 31
IN MILLIONS OF U.S. DOLLARS	Maturity dates
		2002	2001	2002	2001
Fixed-original issue(2)		5.2%	6.2%	$3,659.4	$3,293.8
Fixed-converted via exchange agreements(3)		5.2	5.3	(995.4)	(1,829.9)
Floating		1.3	2.3	793.1	2,364.8

Total U.S. Dollars	2003-2033			3,457.1	3,828.7

Fixed		5.5	5.7	677.8	629.7
Floating		3.1	3.5	1,954.7	1,724.9

Total Euro	2003-2012			2,632.5	2,354.6

Fixed		6.2	6.1	1,152.6	698.8
Floating		5.5	5.6	186.1	150.3

Total British Pounds Sterling	2003-2032			1,338.7	849.1

Fixed		6.2	4.5	156.0	276.9
Floating		1.9	6.2	237.3	58.9

Total other European currencies(4)	2003-2007			393.3	335.8

Fixed		1.9	2.3	900.4	584.0
Floating			0.1		227.9

Total Japanese Yen	2003-2030			900.4	811.9

Fixed		7.2	7.1	455.8	317.6
Floating		4.8	6.2	415.7	300.0

Total other Asia/Pacific currencies(5)	2003-2008			871.5	617.6

Fixed		4.8	5.8	3.2	3.2
Floating		3.2	15.5	17.9	23.2

Total other currencies	2003-2016			21.1	26.4

Debt obligations before fair value adjustments(6)				9,614.6	8,824.1

Fair value adjustments(7)				364.8	93.9

Total debt obligations(8)				$9,979.4	$8,918.0

(1)
Weighted-average effective rate, computed on a semiannual basis.
(2)
Includes $150 million of debentures that mature in 2027, which are subordinated to senior debt and which provide for the ability to defer interest payments up to five years under certain conditions.
(3)
A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.
(4)
Primarily consists of Swiss Francs, Swedish Kronor and Danish Kroner.
(5)
Primarily consists of Korean Won, Chinese Renminbi, New Taiwanese Dollars and Hong Kong Dollars.
(6)
Aggregate maturities for 2002 debt balances, before fair value adjustments, are as follows: 2003—$337.4; 2004—$974.8; 2005—$2,016.7; 2006—$1,013.6; 2007—$662.7; and thereafter—$4,609.4. These amounts include reclassifications of short-term obligations to long-term obligations of $810.0 in 2005 and $500.0 thereafter, as they are supported by the long-term line of credit agreements discussed on page 35.
(7)
SFAS No. 133 requires that the underlying items in fair value hedges, in this case debt obligations, be recorded at fair value. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($155.9 million) of the adjustments at December 31, 2002 related to interest-rate exchange agreements that were terminated in December 2002 and will amortize as a reduction to interest expense over the remaining life of the related debt.
(8)
Includes notes payable, current maturities of long-term debt and long-term debt included in the Consolidated balance sheet. The increase in debt obligations from December 31, 2001 to December 31, 2002 was due to the impact of changes in exchange rates on foreign currency-denominated debt ($645.0 million), SFAS No. 133 fair value adjustments ($270.9 million) and an increase in net borrowings ($145.5 million).

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

	December 31,
IN MILLIONS
	2002	2001
Land	$4,169.6	$3,975.6
Buildings and improvements on owned land	8,747.2	8,127.0
Buildings and improvements on leased land	8,872.5	8,020.2
Equipment, signs and seating	3,765.1	3,371.7
Other	664.2	611.5

	26,218.6	24,106.0

Accumulated depreciation and amortization	(7,635.2)	(6,816.5)

Net property and equipment	$18,583.4	$17,289.5

        Depreciation and amortization expense was (in millions): 2002—$971.1; 2001—$945.6; 2000—$900.9.

EMPLOYEE BENEFIT PLANS

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

        Participant 401(k) contributions, the Company's matching contributions, profit sharing contributions and any related earnings can be invested in McDonald's common stock or among several other investment alternatives. ESOP allocations are generally invested in McDonald's common stock.

        In addition, the Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to make tax-deferred contributions and receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Supplemental Plan are based on certain of the investment alternatives under the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $297.3 million at December 31, 2002 and $301.1 million at December 31, 2001 and were included in other long-term liabilities in the Consolidated balance sheet.

        The Company has entered into derivative contracts to hedge changes in the Supplemental Plan liabilities. At December 31, 2002, derivatives with a fair value of $34.5 million indexed to the Company's stock and $38.4 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in Plan liabilities and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company's stock are recorded in the Consolidated statement of income because the contracts provide the counterparty with a choice of cash settlement or settlement in shares.

        Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2002—$50.1; 2001—$54.6; 2000—$49.6.

        Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2002—$36.8; 2001—$39.7; 2000—$38.1.

        Other postretirement benefits and postemployment benefits, excluding severance benefits related to the 2002 and 2001 restructuring charges, were immaterial.

STOCK OPTIONS

At December 31, 2002, the Company had five stock-based compensation plans for employees and nonemployee directors. Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the Consolidated statement of income for these plans.

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

        Also in 2001, the Board of Directors approved a special grant of 11.9 million options at a price of $28.90 as an incentive to meet an operating income performance goal for calendar year 2003. The options vest on January 31, 2004, and if the performance goal is met, the options will retain their original 10-year term; otherwise, they will expire on June 30, 2004. The Company does not expect to meet this performance goal.

        At December 31, 2002, the number of shares of common stock reserved for issuance under the plans was 231.9 million, including 33.0 million available for future grants. A summary of the status of the Company's plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented in the following table.

	2002		2001		2000
Options	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	192.9	$26.65	175.8	$25.34	164.7	$23.06
Granted(1)	26.3	28.26	38.6	29.37	26.5	35.16
Exercised	(13.1)	14.91	(11.9)	13.70	(10.8)	13.68
Forfeited	(7.2)	29.22	(9.6)	29.03	(4.6)	27.81

Outstanding at end of year	198.9	$27.57	192.9	$26.65	175.8	$25.34

Exercisable at end of year	110.9		98.2		79.3

(1)
Includes the special grant in 2001 of 11.9 million options discussed above.

        Options granted each year were 2.1%, 3.0% and 2.0% of weighted-average common shares outstanding for 2002, 2001 and 2000, representing grants to approximately 13,900, 15,100, and 14,100 employees in those three years.

        The following table presents information related to options outstanding and options exercisable at December 31, 2002, based on ranges of exercise prices.

December 31, 2002
		Options outstanding		Options exercisable
Range of exercise prices	Number of options IN MILLIONS	Weighted- average remaining contractual life IN YEARS	Weighted- average exercise price	Number of options IN MILLIONS	Weighted- average exercise price
$12 to 22	31.9	1.9	$15.46	30.6	$15.30
23 to 27	62.8	4.5	24.94	42.3	24.75
28 to 34	59.5	7.4	29.11	8.1	29.59
35 to 46	44.7	9.6	37.85	29.9	38.28

$12 to 46	198.9	6.1	$27.57	110.9	$26.14

QUARTERLY RESULTS (UNAUDITED)

	Quarters ended December 31				Quarters ended September 30			Quarters ended June 30			Quarters ended March 31
IN MILLIONS, EXCEPT PER SHARE DATA
	2002		2001		2002	2001		2002	2001		2002		2001
Revenues
Sales by Company-operated restaurants	$2,932.8		$2,811.4		$3,019.3	$2,876.9		$2,869.0	$2,738.2		$2,678.5		$2,614.2
Revenues from franchised and affiliated restaurants	966.4		960.1		1,027.7	1,002.4		993.1	969.3		918.9		897.5

Total revenues	3,899.2		3,771.5		4,047.0	3,879.3		3,862.1	3,707.5		3,597.4		3,511.7

Company-operated margin	374.5		383.5		434.5	436.1		415.1	396.6		368.9		370.8
Franchised margin	749.2		758.1		813.5	799.0		787.1	771.4		716.2		700.6
Operating income (loss)	(203.4	)(1)	482.7	(2)	829.8	746.6	(3)	845.2	772.5	(4)	641.3	(5)	695.2
Income (loss) before cumulative effect of accounting change	$(343.8	)(1)	$271.9	(2)	$486.7	$545.5	(6)	$497.5	$440.9	(4)	$351.7	(5)	$378.3
Cumulative effect of accounting change, net of tax											(98.6)
Net income (loss)	$(343.8	)(1)	$271.9	(2)	$486.7	$545.5	(6)	$497.5	$440.9	(4)	$253.1	(5)	$378.3

Per common share—basic:
Income (loss) before cumulative effect of accounting change	$(.27	)(1)	$.21	(2)	$.38	$.42	(6)	$.39	$.34	(4)	$.28	(5)	$.29
Cumulative effect of accounting change											(.08)
Net income (loss)	$(.27	)(1)	$.21	(2)	$.38	$.42	(6)	$.39	$.34	(4)	$.20	(5)	$.29

Per common share—diluted:
Income (loss) before cumulative effect of accounting change	$(.27	)(1)	$.21	(2)	$.38	$.42	(6)	$.39	$.34	(4)	$.27	(5)	$.29
Cumulative effect of accounting change											(.07)
Net income (loss)	$(.27	)(1)	$.21	(2)	$.38	$.42	(6)	$.39	$.34	(4)	$.20	(5)	$.29

Dividends per common share	$.235		$.225		$—	$—		$—	$—		$—		$—

Weighted-average shares—basic	1,268.8		1,282.7		1,273.1	1,286.1		1,273.2	1,289.7		1,277.2		1,300.7
Weighted-average shares—diluted	1,268.8		1,299.3		1,280.5	1,305.8		1,290.6	1,311.1		1,292.7		1,325.3

Systemwide sales(7)	$10,489.5		$10,112.7		$10,908.1	$10,629.2		$10,429.9	$10,238.8		$9,698.5		$9,649.7

Market price per common share
High	$19.95		$30.10		$28.62	$31.00		$30.72	$30.96		$29.06		$35.06
Low	15.17		25.00		17.42	26.00		27.00	25.39		25.38		24.75
Close	16.08		26.47		17.66	27.14		28.45	27.06		27.75		26.55

(1)
Includes the following pretax charges totaling $0.52 per share:
•
$266.9 million ($243.6 million after tax) primarily related to transferring ownership in four countries in the Middle East and Latin America, ceasing operations in three countries in Latin America and eliminating positions, reallocating resources and consolidating certain home office facilities to control costs.
•
$359.4 million ($292.8 million after tax) consisting of $292.2 million related to management's decision to close 719 underperforming restaurants (202 were closed in 2002 and 517 will close throughout 2003), mainly in the U.S. and Japan, and $67.2 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America.
•
$183.9 million ($120.5 million after tax) consisting of $170.0 million related to management's decision to terminate a long-term technology project, and $13.9 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald's restaurants due to the national strike that began in early December.
(2)
Includes the following pretax charges totaling $0.13 per share:
•
$200.0 million ($136.1 million after tax) related to strategic changes and restaurant initiatives in the U.S. and certain international markets.
•
$25.0 million ($17.0 million after tax) primarily related to unrecoverable costs incurred in connection with the theft of winning game pieces and the related termination of the supplier.
•
$27.1 million ($18.4 million after tax) consisting of a $20.0 million asset impairment charge related to the disposition of Aroma Café and $7.1 million primarily related to the closing of nine underperforming restaurants in international markets.
(3)
Includes the following pretax charges totaling $101.5 million:
•
$84.1 million ($63.9 million after tax) primarily related to the closing of 154 underperforming restaurants in international markets.
•
$17.4 million ($12.1 million after tax) primarily related to the write-off of certain technology.
(4)
Includes a $24.0 million asset impairment charge (pre and after tax or $0.01 per share) in Turkey.
(5)
Includes $43.0 million of asset impairment charges (pre and after tax or $0.03 per share), primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continuing economic weakness.
(6)
Includes net pretax income of $23.2 million ($53.0 million of income after tax or $0.04 per share) consisting of the $101.5 million pretax charges noted in (3) above, a $137.1 million gain (pre and after tax) on the initial public offering of McDonald's Japan and a $12.4 million pretax charge ($8.1 million after tax) primarily related to the write-off of a corporate investment.
(7)
Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. See page 11 for further discussion.

MANAGEMENT'S REPORT

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and notes to the consolidated financial statements. The financial statements were prepared in accordance with accounting principles generally accepted in the U.S. and include certain amounts based on management's judgment and best estimates. Other financial information presented is consistent with the financial statements.

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

McDONALD'S CORPORATION
January 23, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
McDonald's Corporation

We have audited the accompanying Consolidated balance sheets of McDonald's Corporation as of December 31, 2002 and 2001, and the related Consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of McDonald's Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald's Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the U.S.

        As discussed in the Notes to the consolidated financial statements, effective January 1, 2002, the Company changed its method for accounting for goodwill to conform with SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2001, the Company changed its method for accounting for derivative financial instruments to conform with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

ERNST & YOUNG LLP
Chicago, Illinois
January 23, 2003

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2002.

        Information regarding all of the Company's executive officers is included in Part I, Item 4, page 5 of this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2002.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2002.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2002.

Part IV

Item 14.    CONTROL AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1.    ALL FINANCIAL STATEMENTS

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 24 through 27 of this Form 10-K.

  2.
  FINANCIAL STATEMENT SCHEDULES

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)
REPORTS ON FORM 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 12, 2003.

Date of report	Item number	Financial statements required to be filed
12/05/2002	Item 5 and 7	No
12/17/2002	Item 5 and 7	No
1/23/2003	Item 5 and 7	No
2/12/2003	Item 9	No
(c)
EXHIBITS

The exhibits listed in the accompanying index are filed as part of this report.

McDonald's Corporation exhibit index (Item 15)

Exhibit Number/Description
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
		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.
		(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts
	(a)	Directors' Stock Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*
	(b)	Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*
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
(iv) Fourth Amendment to the McDonald's Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.*
	(c)	McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*
(i) First Amendment to McDonald's Corporation Supplemental Profit Sharing and Savings Plan, filed herewith.*
	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*
	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*
	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*
	(g)	Executive Retention Plan, as amended and restated December 18, 2002, filed herewith.*
	(h)	Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.
	(i)	Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.
	(j)	McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*
(k)
Form of McDonald's Corporation Tier I Change of Control Employment Agreement authorized by the Board of Directors and expected to be entered into between the Company and certain key executives, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*
(12)	Computation of ratio of earnings to fixed charges
(21)	Subsidiaries of the registrant
(23)	Consent of independent auditors
(99.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(99.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
Denotes compensatory plan.
**
Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald's Corporation (Registrant)
/s/ Matthew H. Paull
By	Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer
March 12, 2003 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 12th day of March, 2003:

Signature, Title

	/s/ Hall Adams, Jr.		/s/ Andrew J. McKenna
By	Hall Adams, Jr. Director	By	Andrew J. McKenna Director
	/s/ Charles H. Bell		/s/ Matthew H. Paull
By	Charles H. Bell President and Chief Operating Officer and Director	By	Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer
	/s/ Edward A. Brennan		/s/ David M. Pojman
By	Edward A. Brennan Director	By	David M. Pojman Corporate Senior Vice President—Controller
	/s/ James R. Cantalupo		/s/ Terry L. Savage
By	James R. Cantalupo Chairman and Chief Executive Officer and Director	By	Terry L. Savage Director
	/s/ Enrique Hernandez, Jr.		/s/ Roger W. Stone
By	Enrique Hernandez, Jr. Director	By	Roger W. Stone Director
	/s/ Jeanne P. Jackson		/s/ Robert N. Thurston
By	Jeanne P. Jackson Director	By	Robert N. Thurston Director
	/s/ Donald G. Lubin		/s/ Fred L. Turner
By	Donald G. Lubin Director	By	Fred L. Turner Senior Chairman and Director
/s/ Walter E. Massey
By	Walter E. Massey Director

Certifications

I, James R. Cantalupo, Chairman and Chief Executive Officer of McDonald's Corporation, certify that:

(1)
I have reviewed this annual report on Form 10-K of McDonald's Corporation;
(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date);
(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ James R. Cantalupo
By	James R. Cantalupo Chairman and Chief Executive Officer

Certifications (continued)

I, Matthew H. Paull, Corporate Executive Vice President and Chief Financial Officer of McDonald's Corporation, certify that:

(1)
I have reviewed this annual report on Form 10-K of McDonald's Corporation;
(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date);
(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
(6)
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Matthew H. Paull
By	Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer

QuickLinks

  Part I Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
  Part II
  Item 5A. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Item 5B. EQUITY COMPENSATION PLAN INFORMATION
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Part III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROL AND PROCEDURES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Signatures
  Certifications