Form 10-Q
period 2003-03-31
MCDONALDS CORP
filed 2003-05-13
CIK 63908

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check ✓  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

        Indicate by check ✓  whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

1,272,313,710
(Number of shares of common stock
outstanding as of March 31, 2003)

McDONALD'S CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited) March 31, 2003	December 31, 2002
In millions, except per share data
Assets
Current assets
Cash and equivalents	$488.0	$330.4
Accounts and notes receivable	816.7	855.3
Inventories, at cost, not in excess of market	103.7	111.7
Prepaid expenses and other current assets	433.4	418.0

Total current assets	1,841.8	1,715.4

Other assets
Investments in and advances to affiliates	1,050.7	1,037.7
Goodwill, net	1,652.0	1,559.8
Miscellaneous	1,048.7	1,074.2

Total other assets	3,751.4	3,671.7

Property and equipment
Property and equipment, at cost	26,689.8	26,218.6
Accumulated depreciation and amortization	(7,873.1)	(7,635.2)

Net property and equipment	18,816.7	18,583.4

Total assets	$24,409.9	$23,970.5

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$488.0	$635.8
Income taxes	100.7	16.3
Other taxes	194.4	191.8
Accrued interest	197.0	199.4
Accrued restructuring and restaurant closing costs	241.6	328.5
Accrued payroll and other liabilities	782.7	774.7
Current maturities of long-term debt	319.1	275.8

Total current liabilities	2,323.5	2,422.3

Long-term debt	9,686.9	9,703.6
Other long-term liabilities and minority interests	598.1	560.0
Deferred income taxes	979.7	1,003.7
Shareholders' equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none
Common stock, $.01 par value; authorized—3.5 billion shares; issued—1,660.6 million	16.6	16.6
Additional paid-in capital	1,775.5	1,747.3
Unearned ESOP compensation	(98.2)	(98.4)
Retained earnings	19,532.3	19,204.4
Accumulated other comprehensive income (loss)	(1,442.5)	(1,601.3)
Common stock in treasury, at cost; 388.3 and 392.4 million shares	(8,962.0)	(8,987.7)

Total shareholders' equity	10,821.7	10,280.9

Total liabilities and shareholders' equity	$24,409.9	$23,970.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters ended March 31
	2003	2002
In millions, except per common share data
Revenues
Sales by Company-operated restaurants	$2,856.1	$2,678.5
Revenues from franchised and affiliated restaurants	943.6	918.9

Total revenues	3,799.7	3,597.4

Operating costs and expenses
Company-operated restaurant expenses	2,509.4	2,309.6
Franchised restaurants—occupancy expenses	223.3	202.7
Selling, general, and administrative expenses	396.4	384.9
Other operating (income) expense, net	(4.0)	58.9

Total operating costs and expenses	3,125.1	2,956.1

Operating income	674.6	641.3

Interest expense	101.8	92.3
Nonoperating expense, net	25.2	11.8

Income before provision for income taxes and cumulative effect of accounting changes	547.6	537.2

Provision for income taxes	183.4	185.5

Income before cumulative effect of accounting changes	364.2	351.7

Cumulative effect of accounting changes, net of tax benefit of $9.4 and $17.6	(36.8)	(98.6)

Net income	$327.4	$253.1

Per common share:
Income before cumulative effect of accounting changes	$0.29	$0.28
Cumulative effect of accounting changes	(0.03)	(0.08)
Net income	$0.26	$0.20

Per common share—diluted:
Income before cumulative effect of accounting changes	$0.29	$0.27
Cumulative effect of accounting changes	(0.03)	(0.07)
Net income	$0.26	$0.20

Weighted average shares	1,269.6	1,277.2
Weighted average shares—diluted	1,270.3	1,292.7

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters ended March 31
	2003	2002
In millions
Operating activities
Net income	$327.4	$253.1
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting changes	36.8	98.6
Depreciation and amortization	287.2	254.0
Changes in working capital items	(157.4)	(117.6)
Other	58.1	52.5

Cash provided by operations	552.1	540.6

Investing activities
Property and equipment expenditures	(304.2)	(370.9)
Purchases and sales of restaurant businesses and sales of property	(21.8)	(10.7)
Other	(35.7)	(28.9)

Cash used for investing activities	(361.7)	(410.5)

Financing activities
Notes payable and long-term financing issuances and repayments	(46.8)	156.1
Treasury stock purchases	—	(322.8)
Other	14.0	56.2

Cash used for financing activities	(32.8)	(110.5)

Cash and equivalents increase	157.6	19.6

Cash and equivalents at beginning of period	330.4	418.1

Cash and equivalents at end of period	$488.0	$437.7

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

        The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's December 31, 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2003 do not necessarily indicate the results that may be expected for the full year.

        The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

        The following table presents the components of comprehensive income for the first quarter ended March 31, 2003 and 2002:

	Quarters ended March 31
	2003	2002
In millions
Net income	$327.4	$253.1
Other comprehensive income (loss):
Foreign currency translation adjustments	158.2	(152.6)
Deferred hedging adjustments	0.6	12.2

Total other comprehensive income (loss)	158.8	(140.4)

Total comprehensive income	$486.2	$112.7

Significant Charges

        In first quarter 2002, the Company recorded $43.0 million (pre and after tax) of asset impairment charges in other operating expense, primarily related to the impairment of assets in certain existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

        In fourth quarter 2002, the Company recorded $810.2 million of pretax charges ($656.9 million after tax) primarily related to: restructuring certain markets in the Middle East and Latin America; eliminating approximately 600 positions; reallocating resources and consolidating certain home office facilities; management's decision to close 719 underperforming restaurants (202 were closed in 2002 and 517 will close in 2003) primarily in the U.S. and Japan; and the write-off of software development costs.

        The following table presents the activity included in accrued restructuring and restaurant closing costs in the Consolidated balance sheet.

	Liability at December 31, 2002	2003 Activity- Cash	Liability at March 31, 2003
In millions
Employee-related costs	$72.3	$(14.4)	$57.9
Lease termination and other	256.2	(72.5)	183.7

Total accrued restructuring and restaurants closing costs	$328.5	$(86.9)	$241.6

Per Common Share Information

        Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 0.7 million shares and 15.5 million shares for the first quarter 2003 and 2002, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 208.1 million shares and 106.1 million shares for the first quarter 2003 and 2002, respectively.

Stock-Based Compensation

        The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation.

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

Pro forma disclosures	2003	2002
In millions, except per share data
Net income, as reported	$327.4	$253.1
Deduct: Total stock option compensation expense under fair value method, net of related tax effects	(65.4)	(58.9)

Pro forma—net income	$262.0	$194.2

Earnings per share:
As reported—basic	$0.26	$0.20
Pro forma—basic	$0.21	$0.15
As reported—diluted	$0.26	$0.20
Pro forma—diluted	$0.21	$0.15

Variable Interest Entities

        The Company and six unaffiliated companies that supply the "McDonald's System" (McDonald's franchisees, suppliers and the Company) are equal owners of System Capital Corporation (SCC). SCC's purpose is to provide funding to the McDonald's System and to build equity within SCC that will benefit the McDonald's System. The Company has determined that it will not be required to consolidate or disclose information about SCC in accordance with Financial Accounting Standard Board Interpretation No. 46, Consolidation of Variable Interest Entities when the Interpretation becomes effective on July 1, 2003.

Changes in Accounting Standards

Asset retirement obligations—2003

        Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change. The adoption of the new rule will not have a material effect on the Company's ongoing results of operations or financial position.

Goodwill—2002

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. The Company performed the initial required goodwill impairment test as of January 1, 2002, and recorded a charge of $98.6 million after tax ($0.07 per diluted share) in first quarter 2002 for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly.

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

        The following table presents the Company's revenues and operating income by geographic segment. APMEA represents McDonald's restaurant operations in Asia Pacific, the Middle East and Africa.

	Quarters ended March 31
	2003	2002
In millions
Revenues
U.S.	$1,316.1	$1,266.3
Europe	1,302.5	1,146.3
APMEA	581.7	584.0
Latin America	186.4	217.2
Canada	151.1	138.2
Partner Brands	261.9	245.4

Total revenues	$3,799.7	$3,597.4

Operating income (loss)
U.S.	$405.7	$402.1
Europe	268.4	242.9
APMEA	69.4	71.2
Latin America	2.2	(13.2)
Canada	26.2	27.6
Partner Brands	(12.9)	(11.6)
Corporate	(84.4)	(77.7)

Total operating income	$674.6	$641.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

	Quarter ended March 31, 2003
	Amount	% Increase/ (Decrease)
Dollars in millions, except per common share data
Revenues
Sales by Company-operated restaurants	$2,856.1	7
Revenues from franchised and affiliated restaurants	943.6	3

Total revenues	3,799.7	6

Operating costs and expenses
Company-operated restaurant expenses	2,509.4	9
Franchised restaurants—occupancy expenses	223.3	10
Selling, general, and administrative expenses	396.4	3
Other operating income, net	(4.0)	n/m

Total operating costs and expenses	3,125.1	6

Operating income	674.6	5

Interest expense	101.8	10
Nonoperating expense, net	25.2	n/m

Income before provision for income taxes and cumulative effect of accounting changes	547.6	2

Provision for income taxes	183.4	(1)

Income before cumulative effect of accounting changes	364.2	4

Cumulative effect of accounting changes, net of tax benefit of $9.4	(36.8)	n/m

Net income	$327.4	29

Per common share:
Income before cumulative effect of accounting changes	$0.29	4

Cumulative effect of accounting changes	(0.03)	n/m

Net income	$0.26	30

Per common share—diluted:
Income before cumulative effect of accounting changes	$0.29	7

Cumulative effect of accounting changes	(0.03)	n/m

Net income	$0.26	30

n/m Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand (McDonald's restaurants). The Company also operates other restaurant concepts under its Partner Brands.

Net Income and Diluted Net Income Per Common Share

        Income before the cumulative effect of accounting changes increased $12.5 million or 4%, and diluted income per common share before the cumulative effect of accounting changes increased $0.02 or 7% for the quarter. First quarter 2002 results included asset impairment charges of $43.0 million or $0.04 per diluted share. Net income, which included the cumulative effect of the accounting changes, increased $74.3 million, and diluted net income per common share increased $0.06 for the quarter.

        Weighted average shares outstanding were lower compared with the prior year due to shares repurchased during 2002. In addition, outstanding stock options had a less dilutive effect than in the prior year.

Impact of Foreign Currencies on Reported Results

        While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies. Foreign currency translation had a positive impact on both the consolidated revenue growth rate and operating income growth rate for the quarter, primarily due to the stronger Euro and British Pound. The following table presents the effect of foreign currency translation on consolidated reported results for the quarter.

Benefit of foreign currency translation on consolidated reported results	Quarter ended March 31, 2003
In millions, except per common share data
Total revenues	$168.4
Operating income	54.0
Income before cumulative effect of accounting changes	25.5
Income before cumulative effect of accounting changes—per diluted common share	0.02

Cumulative Effect of Accounting Changes and 2002 Asset Impairment Charges

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change.

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and instead subjects it to annual impairment tests. As a result of the initial required goodwill impairment test, the Company recorded a charge of $98.6 million after tax ($0.07 per diluted share) in first quarter 2002 to reflect the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly.

        The Company also recorded $43.0 million (pre and after tax) of asset impairment charges in first quarter 2002, primarily related to the impairment of assets in certain existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

Systemwide Sales and Revenues

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

			Percent Increase/(Decrease)
	Quarters ended March 31
Systemwide sales			As Reported	Constant Currency*
	2003	2002
Dollars in millions
U.S.	$4,829.7	$4,792.7	1	n/a
Europe	2,718.0	2,308.7	18	(1)
APMEA	1,696.0	1,632.1	4	(4)
Latin America	304.0	390.2	(22)	1
Canada	332.8	320.1	4	(2)
Partner Brands	271.4	254.7	7	7

Total Systemwide sales	$10,151.9	$9,698.5	5	—

*
Excluding the effect of foreign currency translation on reported results.

n/a Not applicable

        Systemwide sales and revenues may grow at different rates during a given period, primarily due to a change in the mix of Company-operated, franchised and affiliated restaurants. For example, this mix is impacted by purchases and sales of restaurants between the Company and franchisees. For the quarters ended March 31, 2003 and 2002, Company-operated restaurants generated about 30% of Systemwide sales and about 75% of revenues.

			Percent Increase/(Decrease)
	Quarters ended March 31
Total revenues			As Reported	Constant Currency*
	2003	2002
Dollars in millions
U.S.	$1,316.1	$1,266.3	4	n/a
Europe	1,302.5	1,146.3	14	(3)
APMEA	581.7	584.0	—	(5)
Latin America	186.4	217.2	(14)	13
Canada	151.1	138.2	9	3
Partner Brands	261.9	245.4	7	7

Total revenues	$3,799.7	$3,597.4	6	1

*
Excluding the effect of foreign currency translation on reported results.

n/a Not applicable

        On a global basis, Systemwide sales and revenues were relatively flat for the quarter in constant currencies as restaurant expansion offset negative comparable sales. Comparable sales were affected by world events and weak economic conditions in many nations, severe winter weather, and the shift in Easter school holidays from March to April in Europe.

        U.S. sales increased for the quarter due to expansion, partly offset by negative comparable sales. U.S. revenues increased at a higher rate than sales for the quarter due to a higher percentage of Company-operated restaurants.

        In Europe, constant currency sales decreased for the quarter due to negative comparable sales, partly offset by expansion. Expansion and slightly positive comparable sales in France were more than offset by negative comparable sales in Germany, where the economy remains weak, and in the U.K., where consumer confidence continues to decline. Europe's revenue growth rate was lower than the sales growth rate, primarily due to a higher percentage of franchised restaurants.

        Constant currency sales results in APMEA declined for the quarter due to negative comparable sales, partly offset by expansion mainly in China. Negative comparable sales in this segment also reflect changes in consumer behavior as a result of events in the Persian Gulf and, to a lesser extent, concerns about SARS (Severe Acute Respiratory Syndrome). We expect results in APMEA to continue to be impacted by these issues in the near term.

        In Latin America, constant currency sales increased for the quarter, primarily due to positive comparable sales, despite the impact of the temporary closure of restaurants in Venezuela through mid-February, due to the national strike. Positive comparable sales in Brazil, Puerto Rico and Mexico led the sales results for the segment. Revenues increased at a higher rate than sales for the quarter, partly due to a higher percentage of Company-operated restaurants in 2003.

        The sales and revenue increases in Partner Brands were due to expansion and positive comparable sales at Chipotle Mexican Grill.

Combined Operating Margins

        The following combined operating margin information represents margins for McDonald's restaurant business only and excludes Partner Brands.

	Quarters ended March 31
Combined operating margins
	2003	2002
Dollars in millions
Company-operated	$328.7	$350.3
Franchised	719.9	715.9

Combined operating margins	$1,048.6	$1,066.2
Percent of sales/revenues
Company-operated	12.7%	14.4%
Franchised	76.3	78.0

        Combined operating margin dollars decreased $17.6 million or 2% for the quarter (8% in constant currencies). The U.S. and Europe segments accounted for more than 80% of the combined margin dollars in both years.

        Consolidated food & paper costs decreased as a percent of sales for the quarter, while payroll costs and occupancy & other operating expenses increased as a percent of sales.

        The U.S. Company-operated margin percent decreased for the quarter, primarily due to negative comparable sales. Food & paper costs, payroll costs and occupancy & other operating expenses all increased as a percent of sales for the quarter.

        The Company-operated margin percent in Europe and APMEA decreased for the quarter, primarily due to negative comparable sales. Payroll and occupancy & other costs as a percent of sales increased for the quarter for both segments. In Latin America, Company-operated margins decreased for the quarter, primarily due to higher commodity and utility costs.

        The decline in the consolidated franchised margin percent for the quarter reflects negative comparable sales, higher short-term financial support to franchisees, primarily in the U.S., and higher occupancy costs due, in part, to an increased proportion of leased sites.

Selling, General & Administrative Expenses

        Selling, general & administrative expenses increased 3% for the quarter (flat in constant currencies).

Other Operating (Income) Expense, Net

	Quarters ended March 31
Other operating (income) expense, net
	2003	2002
Dollars in millions
Gains on sales of restaurant businesses	$(18.4)	$(10.1)
Equity in earnings of unconsolidated affiliates	(0.8)	(8.3)
Team service system payments—U.S.	—	21.6
Asset impairment—Latin America and Turkey	—	43.0
Other expense	15.2	12.7

Total	$(4.0)	$58.9

        Equity in earnings of unconsolidated affiliates decreased for the quarter due to a net loss from our Japanese affiliate in 2003 compared with income in 2002. The team service system payments were made to U.S. owner/operators in first quarter 2002 to facilitate the introduction of the team service front counter system.

Operating Income

        Consolidated operating income increased $33.3 million or 5% for the quarter. Results in 2002 included $43.0 million of asset impairment charges.

				Percent Increase/(Decrease)
	Quarters ended March 31
Operating income (loss)				As Reported	Adjusted Constant Currency(1)
	2003	2002
Dollars in millions
U.S.	$405.7	$402.1		1	n/a
Europe	268.4	242.9		10	(7)
APMEA	69.4	71.2	(2)	(3)	(27)
Latin America	2.2	(13.2	)(3)	n/m	n/m
Canada	26.2	27.6		(5)	(11)
Partner Brands	(12.9)	(11.6)		(11)	(8)
Corporate	(84.4)	(77.7)		(9)	n/a

Total operating income	$674.6	$641.3		5	(9)

(1)
Excluding the effect of foreign currency translation on reported results and excluding $43.0 million of asset impairment charges in 2002.

(2)
Includes $15.9 million of asset impairment charges in Turkey.

(3)
Includes $27.1 million of asset impairment charges.

n/a Not applicable

n/m Not meaningful

        U.S. operating income increased 1% for the quarter, primarily due to $21.6 million of payments made to U.S. owner/operators in first quarter 2002 and lower selling, general & administrative expenses, partly offset by lower combined operating margin dollars.

        Europe's operating income decreased 7% for the quarter in constant currencies, primarily due to weak results in Germany and the U.K., partly offset by positive results in France.

        APMEA's adjusted operating income decreased 27% for the quarter in constant currencies, primarily due to weak results in Japan, Australia, China and South Korea.

        Latin America's adjusted operating results declined significantly for the quarter as most markets in the segment continue to experience difficult economic conditions. In addition, Latin America's results for the quarter were negatively impacted by the national strike in Venezuela.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense increased for the quarter primarily due to stronger foreign currencies and higher average debt levels in first quarter 2003 compared with first quarter 2002. The increase in average debt levels was primarily due to non-cash items, including the impact of changes in exchange rates on foreign currency-denominated debt and SFAS No. 133 fair value adjustments.

        Nonoperating expense for the quarter reflected foreign currency translation losses in 2003 compared with foreign currency translation gains in 2002.

        The first quarter effective income tax rate was 33.5% compared with 34.5% in 2002. The higher effective income tax rate in 2002 was due to the asset impairment charges recorded in 2002 that were not tax-effected for financial reporting purposes.

CASH FLOWS AND FINANCIAL POSITION

For the first quarter 2003, cash provided by operations totaled $552.1 million and exceeded capital expenditures by $247.9 million. Cash provided by operations was slightly higher than in 2002, while capital expenditures decreased 18% for the three months primarily due to lower restaurant openings in 2003, partly offset by stronger foreign currencies. See the following OUTLOOK section for the Company's expectations regarding capital expenditures and other uses of cash from operations in 2003.

OUTLOOK

The Company is focused on delivering improved results over the long term. As previously announced, the Company will not be providing an earnings per share target by quarter or for the year. Instead, the Company is providing the following outlook on key components influencing earnings per share and will continue to communicate its strategies and priorities as well as actual results throughout the year.

The information provided below is as of May 2003 and excludes any impact from changes in foreign currency exchange rates.

  •
  McDonald's expects sales from new restaurants to add approximately two to three percentage points to sales growth in 2003. Most of this anticipated growth will be a result of restaurants opened in 2002 rather than in 2003, as the majority of restaurants are opened in the last few months of the year.

    In 2002, the Company opened 1,363 traditional restaurants and 392 satellite McDonald's restaurants. Net of closings, worldwide restaurant additions totaled 1,015, with 781 net traditional and 234 net satellite restaurants. In 2003, the Company expects to open about 620 traditional restaurants and 340 satellite McDonald's restaurants, for a total of 960 new restaurants worldwide. Net of planned closings, worldwide restaurant additions are expected to total 360, with 200 net traditional and 160 net satellite restaurants. McDonald's expects new restaurants to add approximately one percentage point to sales growth in 2004.

  •
  Worldwide comparable sales were -2.1% and -1.3% for full years 2002 and 2001. McDonald's strategies for 2003 are designed to reverse the negative comparable sales trend through a heightened focus on restaurant level execution and marketing. Our outlook remains cautious until we see improved performance in our key markets. As a guideline, generally, one percentage point of comparable sales in the U.S. impacts annual earnings per share by 1.5 cents, and one percentage point of comparable sales in Europe impacts annual earnings per share by about one cent, assuming no change in profit margins.

  •
  McDonald's expects the total amount of selling, general & administrative expenses in 2003 to be relatively flat compared with 2002.

  •
  A significant part of McDonald's operating income is from outside the U.S., and more than 60% of total debt is denominated in foreign currencies. The Euro and the British Pound are the most significant currencies impacting our business. If the Euro and the British Pound both move 10% (compared with 2002 average rates), McDonald's annual reported earnings per share would change by about 4 cents to 5 cents. Through year-to-date March 2003, foreign currency translation benefited diluted earnings per share by $0.02.

  •
  McDonald's expects to decrease its debt level in 2003 by $300 million to $700 million. In December 2002, we moved our fixed percentage of debt from 45% to about 60%. The weighted average interest rate for debt was 4.2% for first quarter 2003.

  •
  McDonald's expects the effective income tax rate for full year 2003 to be in the range of 33.5% to 34.5%.

  •
  McDonald's expects capital expenditures for 2003 to be $1.2 billion, $800 million less than in 2002. McDonald's also plans to use cash from operations to strengthen the balance sheet by paying down debt ($300 million to $700 million) and returning cash to shareholders through dividends and share repurchase (combined $500 million to $1 billion).

  •
  In the coming 12 to 18 months, plans call for the Company to be well on its way toward a 2005 goal of annual Systemwide sales growth of 3% to 5%, operating income growth of 6% to 7%, and return on incremental invested capital in the high teens.(1)

(1)
Return on incremental invested capital is defined as the change in operating income plus depreciation divided by the change in gross assets, and excludes the impact of changes in foreign currency exchange rates.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: effectiveness of operating initiatives; success in advertising and promotional efforts; changes in global and local business and economic conditions, including their impact on consumer confidence; consumer response to the occurrence of severe acute respiratory syndrome (SARS); fluctuations in currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets, including the effects of war and terrorist activities; competition, including pricing and marketing initiatives and new product offerings by the Company's competitors; consumer preferences or perceptions concerning the Company's product offerings;

spending patterns and demographic trends; availability of qualified restaurant personnel; severe weather conditions; existence of positive or negative publicity regarding the Company or its industry generally; effects of legal claims; cost and development of capital; changes in future effective tax rates; changes in governmental regulations; and changes in applicable accounting policies and practices. The foregoing list of important factors is not all inclusive.

        The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FIRST QUARTER HIGHLIGHTS

FINANCIAL INFORMATION

	Quarters ended March 31
Systemwide sales by type
	2003	2002
(in millions)
Operated by franchisees	$6,226.0	$5,997.6
Operated by the Company	2,856.1	2,678.5
Operated by affiliates	1,069.8	1,022.4

Systemwide sales	$10,151.9	$9,698.5

	Quarters ended March 31
Comparable sales*
	2003	2002
U.S.	(2.0)%	(0.1)%
Europe	(4.4)	5.0
APMEA	(8.3)	(8.0)
Latin America	3.4	(5.5)
Canada	(6.1)	(3.3)

Total	(3.6)%	(0.8)%

*
Comparable sales represent the percent change in constant currency sales from the same period in the prior year for restaurants in operation at least thirteen months. Comparable sales information is for the McDonald's restaurant business only.

	Quarters ended March 31
Restaurant margins*
	2003	2002
Company-operated
U.S.	14.5%	16.8%
Europe	13.8	14.7
APMEA	9.7	12.4
Latin America	7.8	10.1
Canada	10.9	12.9
Total	12.7%	14.4%
Franchised
U.S.	77.2%	78.6%
Europe	74.1	75.9
APMEA	83.8	86.4
Latin America	66.0	67.8
Canada	75.8	77.8
Total	76.3%	78.0%

*
Restaurant margin information represents margins for the McDonald's restaurant business only.

	At March 31,
Restaurants
	2003	2002
By type
Operated by franchisees	17,816	17,422
Operated by the Company	9,147	8,404
Operated by affiliates	4,209	4,366

Systemwide restaurants	31,172	30,192

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter.

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

PART II—OTHER INFORMATION

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
	(c)	Debt Securities. Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).
		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.
(ii)
Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.
		(iii)	7 3/8% Debentures, due July 15, 2033. Form of Supplemental Indenture No. 21, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated July 15, 1993.
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
(i) First Amendment to McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002. *
	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*
	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*
	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*
	(g)	Executive Retention Plan, as amended and restated December 18, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002. *
	(h)	Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.
	(i)	Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.
	(j)	McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*
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

(b)
Reports on Form 8-K

        The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through May 13, 2003.

Date of Report	Item Reported	Financial Statements Required to be Filed
3/12/2003	Item 9	No
4/2/2003	Item 5	No
4/7/2003	Item 9	No
4/10/2003	Items 9 and 12	No
4/28/2003	Item 12	No

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD'S CORPORATION (Registrant)
May 13, 2003	By:	/s/ MATTHEW H. PAULL Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer

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

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

  (c)
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

Date: May 13, 2003

By:	/s/ JAMES R. CANTALUPO James R. Cantalupo Chairman and Chief Executive Officer

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

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the Evaluation Date); and

  (c)
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

Date: May 13, 2003

By:	/s/ MATTHEW H. PAULL Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer

QuickLinks

McDONALD'S CORPORATION INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS