Form 10-Q
period 2003-06-30
MCDONALDS CORP
filed 2003-08-08
CIK 63908

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5231

McDONALD'S CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
McDonald's Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☒    No ☐

1,272,402,980 (Number of shares of common stock outstanding as of June 30, 2003)

McDONALD'S CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2003	December 31, 2002
Assets
Current assets
Cash and equivalents	$520.4	$330.4
Accounts and notes receivable	807.1	855.3
Inventories, at cost, not in excess of market	111.5	111.7
Prepaid expenses and other current assets	465.0	418.0

Total current assets	1,904.0	1,715.4

Other assets
Investments in and advances to affiliates	1,036.4	1,037.7
Goodwill, net	1,717.6	1,559.8
Miscellaneous	1,102.8	1,074.2

Total other assets	3,856.8	3,671.7

Property and equipment
Property and equipment, at cost	27,586.5	26,218.6
Accumulated depreciation and amortization	(8,254.4)	(7,635.2)

Net property and equipment	19,332.1	18,583.4

Total assets	$25,092.9	$23,970.5

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$533.4	$635.8
Income taxes	113.0	16.3
Other taxes	212.3	191.8
Accrued interest	189.9	199.4
Accrued restructuring and restaurant closing costs	202.8	328.5
Accrued payroll and other liabilities	772.6	774.7
Current maturities of long-term debt	406.9	275.8

Total current liabilities	2,430.9	2,422.3

Long-term debt	9,447.1	9,703.6
Other long-term liabilities and minority interests	620.7	560.0
Deferred income taxes	930.2	1,003.7
Shareholders' equity
Preferred stock, no par value; authorized — 165.0 million shares; issued — none
Common stock, $.01 par value; authorized — 3.5 billion shares; issued — 1,660.6 million	16.6	16.6
Additional paid-in capital	1,787.6	1,747.3
Unearned ESOP compensation	(98.1)	(98.4)
Retained earnings	20,003.5	19,204.4
Accumulated other comprehensive income (loss)	(1,067.3)	(1,601.3)
Common stock in treasury, at cost; 388.2 and 392.4 million shares	(8,978.3)	(8,987.7)

Total shareholders' equity	11,664.0	10,280.9

Total liabilities and shareholders' equity	$25,092.9	$23,970.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters ended June 30		Six months ended June 30
In millions, except per common share data
	2003	2002	2003	2002
Revenues
Sales by Company-operated restaurants	$3,189.7	$2,869.0	$6,045.8	$5,547.5
Revenues from franchised and affiliated restaurants	1,091.1	993.1	2,034.7	1,912.0

Total revenues	4,280.8	3,862.1	8,080.5	7,459.5

Operating costs and expenses
Company-operated restaurant expenses	2,744.0	2,453.9	5,253.4	4,763.5
Franchised restaurants — occupancy expenses	231.0	206.0	454.3	408.7
Selling, general, and administrative expenses	466.4	402.9	862.8	787.8
Other operating (income) expense, net	13.2	(45.9)	9.2	13.0

Total operating costs and expenses	3,454.6	3,016.9	6,579.7	5,973.0

Operating income	826.2	845.2	1,500.8	1,486.5

Interest expense	101.7	93.4	203.5	185.7
Nonoperating expense, net	16.3	20.6	41.5	32.4

Income before provision for income taxes and cumulative effect of accounting changes	708.2	731.2	1,255.8	1,268.4

Provision for income taxes	237.3	233.7	420.7	419.2

Income before cumulative effect of accounting changes	470.9	497.5	835.1	849.2

Cumulative effect of accounting changes, net of tax benefits of $9.4 and $17.6			(36.8)	(98.6)

Net income	$470.9	$497.5	$798.3	$750.6

Per common share:
Income before cumulative effect of accounting changes	$0.37	$0.39	$0.66	$0.67
Cumulative effect of accounting changes			(0.03)	(0.08)
Net income	$0.37	$0.39	$0.63	$0.59

Per common share — diluted:
Income before cumulative effect of accounting changes	$0.37	$0.39	$0.66	$0.66
Cumulative effect of accounting changes			(0.03)	(0.08)
Net income	$0.37	$0.39	$0.63	$0.58

Weighted average shares	1,272.5	1,273.2	1,271.1	1,275.2
Weighted average shares — diluted	1,277.5	1,290.6	1,273.0	1,291.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters ended June 30		Six months ended June 30
In millions
	2003	2002	2003	2002
Operating activities
Net income	$470.9	$497.5	$798.3	$750.6
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting changes	—	—	36.8	98.6
Depreciation and amortization	270.5	252.7	557.7	506.7
Changes in working capital items	(107.4)	(46.0)	(264.8)	(163.6)
Other	51.9	(41.6)	110.0	10.9

Cash provided by operations	685.9	662.6	1,238.0	1,203.2

Investing activities Property and equipment expenditures	(316.3)	(404.6)	(620.5)	(775.5)
Purchases and sales of restaurant businesses and sales of property	30.8	(69.9)	9.0	(80.6)
Other	6.6	(88.0)	(29.1)	(116.9)

Cash used for investing activities	(278.9)	(562.5)	(640.6)	(973.0)

Financing activities Notes payable and long-term financing issuances and repayments	(344.1)	(19.3)	(390.9)	136.8
Treasury stock purchases	(26.0)	(134.0)	(26.0)	(456.8)
Other	(4.5)	91.4	9.5	147.6

Cash used for financing activities	(374.6)	(61.9)	(407.4)	(172.4)

Cash and equivalents increase	32.4	38.2	190.0	57.8

Cash and equivalents at beginning of period	488.0	437.7	330.4	418.1

Cash and equivalents at end of period	$520.4	$475.9	$520.4	$475.9

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

        The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's December 31, 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2003 do not necessarily indicate the results that may be expected for the full year.

        The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

        The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2003 and 2002:

	Quarters ended June 30		Six months ended June 30
In millions
	2003	2002	2003	2002
Net income	$470.9	$497.5	$798.3	$750.6
Other comprehensive income (loss):
Foreign currency translation adjustments	376.4	168.2	534.6	27.6
Deferred hedging adjustments	(1.2)	(7.8)	(0.6)	(7.6)

Total other comprehensive income (loss)	375.2	160.4	534.0	20.0

Total comprehensive income	$846.1	$657.9	$1,332.3	$770.6

Restructuring and Restaurant Closing Costs

        In second quarter 2003, the Company recorded a $14.0 million pretax charge in selling, general and administrative expenses for severance and other employee-related costs, in connection with streamlining restaurant development functions.

        In first quarter 2002, the Company recorded $43.0 million (pre and after tax) of asset impairment charges in other operating expense, primarily related to the impairment of assets in certain existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey, as a result of continued economic weakness.

        In fourth quarter 2002, the Company recorded $810.2 million of pretax charges ($656.9 million after tax) primarily related to: restructuring certain markets in the Middle East and Latin America; eliminating approximately 600 positions; reallocating resources and consolidating certain home office facilities; management's decision to close 719 underperforming restaurants primarily in the U.S. and Japan; and the write-off of software development costs.

        The following table presents the activity included in accrued restructuring and restaurant closing costs in the Condensed consolidated balance sheet.

		2003 Activity
	Liability at December 31, 2002			Liability at June 30, 2003
In millions		Provision	Cash payments
Employee-related costs	$72.3	$14.0	$(31.0)	$55.3
Lease termination and other	256.2		(108.7)	147.5

Total accrued restructuring and restaurant closing costs	$328.5	$14.0	$(139.7)	$202.8

Per Common Share Information

        Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 5.0 million shares and 17.4 million shares for the second quarter 2003 and 2002, respectively, and 1.9 million shares and 16.1 million shares for the six months ended June 30, 2003 and 2002, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 163.8 million shares and 71.0 million shares for the second quarter 2003 and 2002, respectively, and 185.1 million shares and 91.9 million shares for the six months ended June 30, 2003 and 2002, respectively.

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

	Quarters ended June 30		Six months ended June 30
Pro forma disclosures In millions, except per share data
	2003	2002	2003	2002
Net income, as reported	$470.9	$497.5	$798.3	$750.6
Deduct: Total stock option compensation expense under fair value method, net of related tax effects	(54.0)	(64.3)	(119.4)	(123.2)

Pro forma-net income	$416.9	$433.2	$678.9	$627.4

Net income per share:
As reported-basic	$0.37	$0.39	$0.63	$0.59
Pro forma-basic	$0.33	$0.34	$0.53	$0.49
As reported-diluted	$0.37	$0.39	$0.63	$0.58
Pro forma-diluted	$0.33	$0.34	$0.53	$0.49

Variable Interest Entities

        Prior to June 2003, the Company and six unaffiliated companies that supply the "McDonald's System" (McDonald's franchisees, suppliers and the Company) were equal owners of System Capital Corporation (SCC). In June 2003, the Company sold its share of SCC back to SCC. SCC's purpose is to provide funding to the McDonald's System and to build equity within SCC that will benefit the McDonald's System. The Company has determined that it is not required to consolidate or disclose information about SCC in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

Changes in Accounting Standards

Asset retirement obligations — 2003

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

Goodwill — 2002

        Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. The Company performed the initial required goodwill impairment test as of January 1, 2002, and recorded a charge of $98.6 million after tax ($0.08 per diluted share) in first quarter 2002 for the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly.

Segment Information

        The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand (McDonald's restaurants). The Company also operates other restaurant concepts under its Partner Brands: Boston Market, Chipotle Mexican Grill and Donatos Pizzeria.

        The following table presents the Company's revenues and operating income by geographic segment. APMEA represents McDonald's restaurant operations in Asia/Pacific, the Middle East and Africa.

	Quarters ended June 30		Six months ended June 30
In millions
	2003	2002	2003	2002
Revenues
U.S.	$1,551.0	$1,401.9	$2,867.1	$2,668.2
Europe	1,463.3	1,262.1	2,765.8	2,408.4
APMEA	570.8	580.3	1,152.5	1,164.3
Latin America	212.7	201.0	399.1	418.2
Canada	196.7	162.6	347.8	300.8
Partner Brands	286.3	254.2	548.2	499.6

Total revenues	$4,280.8	$3,862.1	$8,080.5	$7,459.5

Operating income (loss)
U.S.	$503.3	$518.0	$909.0	$920.1
Europe	329.8	298.5	598.2	541.4
APMEA	47.9	74.2	117.3	145.4
Latin America	2.8	3.8	5.0	(9.4)
Canada	40.9	37.9	67.1	65.5
Partner Brands	(10.3)	(7.0)	(23.2)	(18.6)
Corporate	(88.2)	(80.2)	(172.6)	(157.9)

Total operating income	$826.2	$845.2	$1,500.8	$1,486.5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

	Quarter ended June 30, 2003		Six months ended June 30, 2003
Dollars in millions, except per common share data
	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,189.7	11	$6,045.8	9
Revenues from franchised and affiliated restaurants	1,091.1	10	2,034.7	6

Total revenues	4,280.8	11	8,080.5	8

Operating costs and expenses
Company-operated restaurant expenses	2,744.0	12	5,253.4	10
Franchised restaurants — occupancy expenses	231.0	12	454.3	11
Selling, general, and administrative expenses	466.4	16	862.8	10
Other operating expense, net	13.2	n/m	9.2	n/m

Total operating costs and expenses	3,454.6	15	6,579.7	10

Operating income	826.2	(2)	1,500.8	1

Interest expense	101.7	9	203.5	10
Nonoperating expense, net	16.3	n/m	41.5	n/m

Income before provision for income taxes and cumulative effect of accounting changes	708.2	(3)	1,255.8	(1)

Provision for income taxes	237.3	2	420.7	—

Income before cumulative effect of accounting changes	470.9	(5)	835.1	(2)

Cumulative effect of accounting changes, net of tax benefit of $9.4	—	n/m	(36.8)	n/m

Net income	$470.9	(5)	$798.3	6

Per common share:
Income before cumulative effect of accounting changes	$0.37	(5)	$0.66	(1)

Cumulative effect of accounting changes	—	—	(0.03)	n/m

Net income	$0.37	(5)	$0.63	7

Per common share — diluted:
Income before cumulative effect of accounting changes	$0.37	(5)	$0.66	—

Cumulative effect of accounting changes	—	—	(0.03)	n/m

Net income	$0.37	(5)	$0.63	9

n/m Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand (McDonald's restaurants). The Company also operates other restaurant concepts under its Partner Brands.

Impact of Foreign Currencies on Reported Results

        While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies. Foreign currency translation had a positive impact on the growth rates of consolidated revenue, operating income and earnings per share for the quarter and six months, primarily due to the stronger Euro and British Pound.

        Information in constant currencies excludes the effect of foreign currency translation on reported results. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because it believes these results better represent the Company's underlying business trends.

Net Income and Diluted Net Income Per Common Share

        For the quarter, net income decreased $26.6 million or 5%, and diluted net income per common share decreased $0.02 or 5%. These results included a benefit from foreign currency translation of $34.4 million in net income and $0.03 in diluted net income per common share.

        For the six months, income before the cumulative effect of accounting changes decreased $14.1 million or 2%, and diluted income per common share before the cumulative effect of accounting changes was flat at $0.66. Net income, including the cumulative effect of the accounting changes, increased $47.7 million or 6% and diluted net income per common share increased $0.05 or 9%. These results included a benefit from foreign currency translation of $59.9 million in net income and $0.05 in diluted net income per common share.

        Diluted weighted average shares outstanding were lower for both periods compared with the prior year due to a less dilutive effect from outstanding stock options and shares repurchased during 2002.

        In June, the Company repurchased $26.0 million of its common stock.

Cumulative Effect of Accounting Changes

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. In first quarter 2003, the Company recorded a charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change.

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and instead subjects it to annual impairment tests. As a result of the initial required goodwill impairment test, the Company recorded a charge of $98.6 million after tax ($0.08 per diluted share) in first quarter 2002 to reflect the cumulative effect of this accounting change. The impaired goodwill was primarily in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly.

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

Systemwide sales

Dollars in millions	2003			2002	Percent Increase/(Decrease)
Quarters ended June 30	As reported	Currency translation	Constant currency*	As reported	As reported	Constant currency*
U.S.	$5,655.6	n/a	$5,655.6	$5,252.9	8	n/a
Europe	3,077.4	$(495.2)	2,582.2	2,552.1	21	1
APMEA	1,664.5	(107.0)	1,557.5	1,623.3	3	(4)
Latin America	343.5	46.8	390.3	359.8	(5)	8
Canada	434.5	(44.4)	390.1	377.9	15	3
Partner Brands	296.2	(0.4)	295.8	263.9	12	12

Total Systemwide sales	$11,471.7	$(600.2)	$10,871.5	$10,429.9	10	4

Six months ended June 30
U.S.	$10,485.3	n/a	$10,485.3	$10,045.6	4	n/a
Europe	5,795.4	$(930.8)	4,864.6	4,860.8	19	—
APMEA	3,360.5	(243.2)	3,117.3	3,255.4	3	(4)
Latin America	647.5	135.3	782.8	750.0	(14)	4
Canada	767.3	(62.2)	705.1	698.0	10	1
Partner Brands	567.6	(0.5)	567.1	518.6	9	9

Total Systemwide sales	$21,623.6	$(1,101.4)	$20,522.2	$20,128.4	7	2

*
Excluding the effect of foreign currency translation on reported results.
n/a
Not applicable

        Systemwide sales and revenues may grow at different rates during a given period, primarily due to a change in the mix of Company-operated, franchised and affiliated restaurants. For example, this mix is impacted by purchases and sales of restaurants between the Company and franchisees. For the six months ended June 30, 2003 and 2002, Company-operated restaurants generated about 30% of Systemwide sales and about 75% of revenues.

Total revenues

Dollars in millions	2003			2002	Percent Increase/(Decrease)
Quarters ended June 30	As reported	Currency translation	Constant currency*	As reported	As Reported	Constant currency*
U.S.	$1,551.0	n/a	$1,551.0	$1,401.9	11	n/a
Europe	1,463.3	$(211.4)	1,251.9	1,262.1	16	(1)
APMEA	570.8	(26.6)	544.2	580.3	(2)	(6)
Latin America	212.7	27.5	240.2	201.0	6	20
Canada	196.7	(20.1)	176.6	162.6	21	9
Partner Brands	286.3	(0.3)	286.0	254.2	13	13

Total revenues	$4,280.8	$(230.9)	$4,049.9	$3,862.1	11	5

Six months ended June 30
U.S.	$2,867.1	n/a	$2,867.1	$2,668.2	7	n/a
Europe	2,765.8	$(401.3)	2,364.5	2,408.4	15	(2)
APMEA	1,152.5	(56.1)	1,096.4	1,164.3	(1)	(6)
Latin America	399.1	86.8	485.9	418.2	(5)	16
Canada	347.8	(28.2)	319.6	300.8	16	6
Partner Brands	548.2	(0.5)	547.7	499.6	10	10

Total revenues	$8,080.5	$(399.3)	$7,681.2	$7,459.5	8	3

*
Excluding the effect of foreign currency translation on reported results.
n/a
Not applicable

        Systemwide sales increased 10% for the quarter and 7% for the six months. On a global basis, the increases in Systemwide sales and revenues were due to expansion for the quarter and the six months, and positive comparable sales for the quarter. On a global basis, comparable sales were negative for the six months.

        U.S. sales increased 8% for the quarter and 4% for the six months due to positive comparable sales and expansion. Strong customer response to the new premium salads and McGriddles breakfast sandwiches, popular Happy Meals, continued everyday value and focus on improved food taste and service, all contributed to the sales increases. The strong U.S. comparable sales performance continued in July. U.S. revenues increased at a higher rate than sales for both periods due to a slightly higher percentage of Company-operated restaurants.

        In Europe, constant currency sales were relatively flat for the quarter and six months as restaurant expansion offset negative comparable sales. Continued negative results in the U.K. and Germany were offset by expansion in France and strong performances in Russia and Spain. Comparable sales trends in Europe continued to be negative in July. Revenues increased at a lower rate than sales for both periods, primarily due to a higher percentage of franchised restaurants in 2003.

        Constant currency sales results in APMEA declined 4% for the quarter and the six months due to negative comparable sales in most markets. The segment's decline was driven by weak results in Japan and other key markets, compounded by concerns about SARS (Severe Acute Respiratory Syndrome). We expect the impact of SARS to be less in the second half of the year.

        In Latin America, constant currency sales increased 8% for the quarter and 4% for the six months, primarily due to positive comparable sales in many markets. Revenues increased at a higher rate than sales for both periods, primarily due to a higher percentage of Company-operated restaurants in 2003.

        Partner Brands sales and revenues increased in both periods, due to expansion and positive comparable sales at Chipotle Mexican Grill.

Combined Operating Margins

        The following combined operating margin information represents margins for McDonald's restaurant business only and excludes Partner Brands.

Combined operating margins

	Quarters ended June 30		Six months ended June 30
	2003	2002	2003	2002
Dollars in millions
Company-operated	$422.1	$396.7	$750.8	$747.0
Franchised	859.6	786.6	1,579.5	1,502.5

Combined operating margins	$1,281.7	$1,183.3	$2,330.3	$2,249.5

Percent of sales/revenues
Company-operated	14.5%	15.2%	13.7%	14.8%
Franchised	78.8	79.2	77.7	78.6

        Combined operating margin dollars increased $98.4 million or 8% for the quarter and $80.8 million or 4% for the six months. The U.S. and Europe segments accounted for more than 80% of the combined margin dollars in both periods of 2003 and 2002.

        Consolidated food & paper costs decreased as a percent of sales for both the quarter and six months, while payroll costs and occupancy & other operating expenses increased as a percent of sales for both periods.

        The U.S. Company-operated margin percent increased for the quarter primarily due to positive comparable sales. As a percent of sales, food & paper costs increased, while payroll costs and occupancy & other operating expenses decreased for the quarter. The U.S. Company-operated margin percent decreased for the six months due to an increase in food & paper costs and occupancy & other operating expenses as a percent of sales, partly offset by a decrease in payroll costs as a percent of sales.

        The Company-operated margin percent in Europe declined for the quarter and six months. Payroll and occupancy & other operating expenses as a percent of sales increased for both periods, partly offset for the six months by lower food and paper costs as a percent of sales.

        The decline in the consolidated franchised margin percent for the quarter and six months reflects higher occupancy costs due, in part, to an increased proportion of leased sites, partly offset by positive comparable sales for the quarter.

Selling, General & Administrative Expenses

        Selling, general & administrative expenses increased 16% for the quarter and 10% for the six months partly due to approximately $14 million in severance costs, primarily associated with streamlining restaurant development functions, and $11 million of incremental U.S. marketing costs. In addition, stronger foreign currencies impacted selling, general & administrative expenses by $17.9 million for the quarter and $29.6 million for the six months, contributing to the increases.

Other Operating (Income) Expense, Net

Other Operating (Income) Expense, Net

	Quarters ended June 30		Six months ended June 30
Dollars in millions
	2003	2002	2003	2002
Gains on sales of restaurant businesses	$(12.4)	$(30.3)	$(30.8)	$(40.4)
Equity in earnings of unconsolidated affiliates	(2.7)	(7.1)	(3.5)	(15.4)
Front counter service system payments — U.S.	—	—	—	21.6
Asset impairment — Latin America and Turkey	—	—	—	43.0
Other (income) expense	28.3	(8.5)	43.5	4.2

Total	$13.2	$(45.9)	$9.2	$13.0

        Equity in earnings of unconsolidated affiliates decreased for the quarter and six months due to weaker results from our Japanese affiliate in 2003. Other expense increased for both periods primarily due to about $25 million of costs in the U.S. as a result of management's decision to significantly reduce capital expenditures.

Operating Income

Operating income

Dollars in millions	2003			2002	Percent Increase/(Decrease)
Quarters ended June 30	As reported	Currency translation	Constant currency*	As reported	As reported	Constant currency*
U.S.	$503.3	n/a	$503.3	$518.0	(3)	n/a
Europe	329.8	$(52.5)	277.3	298.5	10	(7)
APMEA	47.9	(5.9)	42.0	74.2	(35)	(43)
Latin America	2.8	0.2	3.0	3.8	(26)	(21)
Canada	40.9	(4.3)	36.6	37.9	8	(3)
Partner Brands	(10.3)	0.4	(9.9)	(7.0)	(47)	(41)
Corporate	(88.2)	n/a	(88.2)	(80.2)	(10)	n/a

Total operating income	$826.2	$(62.1)	$764.1	$845.2	(2)	(10)

Six months ended June 30
U.S.	$909.0	n/a	$909.0	$920.1	(1)	n/a
Europe	598.2	$(95.5)	502.7	541.4	10	(7)
APMEA	117.3	(12.0)	105.3	145.4	(19)	(28)
Latin America	5.0	(3.7)	1.3	(9.4)	n/m	n/m
Canada	67.1	(5.7)	61.4	65.5	2	(6)
Partner Brands	(23.2)	0.8	(22.4)	(18.6)	(25)	(20)
Corporate	(172.6)	n/a	(172.6)	(157.9)	(9)	n/a

Total operating income	$1,500.8	$(116.1)	$1,384.7	$1,486.5	1	(7)

*
Excluding the effect of foreign currency translation on reported results.
n/m
Not meaningful
n/a
Not applicable

        Consolidated operating income decreased $19.0 million or 2% for the quarter, and increased $14.3 million or 1% for the six months.

        U.S. operating income decreased 3% for the quarter and 1% for the six months. Higher combined operating margin dollars were more than offset by higher selling, general & administrative expenses and higher other operating expenses for both periods.

        Europe's operating income decreased 7% for both periods in constant currencies, primarily due to continued weak results in the U.K. and Germany.

        APMEA's operating income decreased 43% for the quarter and 28% for the six months in constant currencies, primarily due to continued weak results in most markets. Results for the six months 2002 include $15.9 million of asset impairment charges in Turkey.

        Latin America's operating results declined significantly for the quarter and six months as most markets in the segment continue to experience difficult economic conditions. In addition, Latin America's results for the six months were negatively impacted by the national strike in Venezuela. Results for the six months 2002 include $27.1 million of asset impairment charges.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense increased for the quarter and six months primarily due to stronger foreign currencies.

        Nonoperating expense for the quarter reflected lower foreign currency translation losses in 2003 compared with 2002, while the six months reflected higher foreign currency translation losses in 2003 compared with 2002.

        The effective income tax rate for both periods in 2003 was 33.5% compared with 32.0% for second quarter 2002 and 33.0% for the six months 2002.

CASH FLOWS AND FINANCIAL POSITION

For the six months 2003, cash provided by operations totaled $1,238.0 million and exceeded capital expenditures by $617.5 million. Cash provided by operations was higher than in 2002, while capital expenditures decreased 20% for the six months primarily due to lower restaurant openings in 2003, partly offset by stronger foreign currencies. See the following OUTLOOK section for the Company's expectations regarding capital expenditures and other uses of cash from operations in 2003.

        Debt obligations at June 30, 2003 totaled $9,854.0 million compared with $9,979.4 million at December 31, 2002. The decrease in 2003 is due to net payments of $390.9 million partly offset by the impact of changes in exchange rates on foreign currency-denominated debt ($231.6 million) and SFAS No. 133 noncash fair value adjustments ($33.9 million).

        On July 15, 2003, the Company redeemed $200 million of 7 3/8% Debentures originally due 2033, at 104.635% of the principal amount plus accrued interest. The Company recognized an $11 million pretax loss in nonoperating expense on the early extinguishment of the debt in July 2003.

OUTLOOK

The information provided below is as of the date of this report and excludes any impact from changes in foreign currency exchange rates.

•
McDonald's expects sales from new restaurants to add approximately two to three percentage points to sales growth in 2003. Most of this anticipated growth will be a result of restaurants opened in 2002 rather than in 2003.

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

•
Worldwide comparable sales were -2.1% and -1.3% for full years 2002 and 2001. McDonald's strategies for 2003 are designed to reverse the negative comparable sales trend through a heightened focus on restaurant-level execution and marketing. Our outlook remains cautious until we see continued improved performance in our key markets. As a guideline, generally, one percentage point of comparable sales in the U.S. impacts annual earnings per share by 1.5 cents, and one percentage point of comparable sales in Europe impacts annual earnings per share by about one cent, assuming no change in profit margins.

•
McDonald's expects 2003 selling, general & administrative expenses to be relatively flat in constant currencies compared with 2002.

•
A significant part of McDonald's operating income is from outside the U.S., and more than 60% of total debt is denominated in foreign currencies. The Euro and the British Pound are the most significant currencies impacting our business. If the Euro and the

  British Pound both move 10% (compared with 2002 average rates), McDonald's annual reported earnings per share would change by about 4 to 5 cents. Through year-to-date June 2003, foreign currency translation benefited diluted earnings per share by 5 cents.

•
McDonald's expects to decrease its debt level in 2003 by $300 million to $700 million (as measured in constant currencies). McDonald's fixed percentage of debt was 64% at June 30, 2003. The weighted average interest rate for debt was 4.2% for year-to-date June 2003.

•
McDonald's expects the effective income tax rate for full year 2003 to be in the range of 33.5% to 34.5%.

•
McDonald's expects capital expenditures for 2003 to be about $1.2 billion in constant currencies.

•
McDonald's expects to return cash to shareholders through dividends and share repurchase (combined $500 million to $1 billion) in 2003.

•
The Company's goals beginning in 2005 include achieving sustainable annual Systemwide sales growth of 3% to 5%, operating income growth of 6% to 7%, and return on incremental invested capital1 in the high teens.

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

1 Return on incremental invested capital is defined as the change in operating income plus depreciation divided by the change in gross assets, and excludes the impact of changes in foreign currency exchange rates.

SECOND QUARTER AND SIX MONTHS HIGHLIGHTS

FINANCIAL INFORMATION

	Quarters ended June 30		Six months ended June 30
Systemwide sales by type (in millions)
	2003	2002	2003	2002
Operated by franchisees	$7,183.5	$6,508.9	$13,409.5	$12,506.5
Operated by the Company	3,189.7	2,869.0	6,045.8	5,547.5
Operated by affiliates	1,098.5	1,052.0	2,168.3	2,074.4

Systemwide sales	$11,471.7	$10,429.9	$21,623.6	$20,128.4

	Quarters ended June 30		Six months ended June 30
Comparable sales*
	2003	2002	2003	2002
U.S.	4.9%	(1.6)%	1.6%	(0.9)%
Europe	(1.8)	2.7	(3.1)	3.9
APMEA	(6.6)	(11.7)	(7.4)	(9.8)
Latin America	6.2	(4.3)	4.8	(4.9)
Canada	(0.9)	(2.1)	(3.3)	(2.7)

Total	1.2%	(2.5)%	(1.1)%	(1.7)%

*
Comparable sales or comparable unit sales represent the percent change in constant currency sales from the same period in the prior year for restaurants in operation at least thirteen months. Comparable sales information is for the McDonald's restaurant business only.
	Quarters ended June 30		Six months ended June 30
Restaurant margins*
	2003	2002	2003	2002
Company-operated
U.S.	18.5%	17.8%	16.6%	17.3%
Europe	15.6	15.9	14.7	15.3
APMEA	7.5	12.2	8.6	12.3
Latin America	8.0	7.4	7.9	8.8
Canada	14.4	15.7	12.9	14.4
Total	14.5%	15.2%	13.7%	14.8%
Franchised
U.S.	80.5%	80.2%	79.0%	79.4%
Europe	75.7	77.1	75.0	76.6
APMEA	84.4	85.6	84.1	86.1
Latin America	64.0	67.0	64.8	67.4
Canada	78.8	79.4	77.6	78.6
Total	78.8%	79.2%	77.7%	78.6%

*
Restaurant margin information represents margins for the McDonald's restaurant business only.
Restaurants	At June 30,	2003	2002
By type
Operated by franchisees		17,975	17,552
Operated by the Company		9,147	8,636
Operated by affiliates		4,154	4,276

Systemwide restaurants		31,276	30,464

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter.

Item 4.    Controls and Procedures

        An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Shareholders was held on May 22, 2003.

(b)
Not Applicable.

(c)
At the Annual Meeting of Shareholders, the shareholders voted on the following matters: the election of nine directors to serve until the Annual Meeting of Shareholders as indicated, the approval of independent auditors for 2003, and a shareholder proposal on animal welfare standards. The voting results were as follows:

    (1)    In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	For	Withheld
Charles H. Bell (2005)	1,104,469,860	24,129,465
James R. Cantalupo (2006)	1,101,093,676	27,505,649
Robert E. Eckert (2006)	1,103,889,275	24,710,050
Enrique Hernandez, Jr. (2006)	1,103,195,330	25,403,995
Jeanne P. Jackson (2006)	1,103,425,320	25,174,005
Andrew J. McKenna (2006)	1,098,899,068	29,700,257
Cary D. McMillan (2005)	1,103,436,231	25,163,094
John W. Rogers, Jr. (2004)	1,102,897,749	25,701,576
Roger W. Stone (2004)	1,099,947,449	28,651,876
Additional Directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:
Term Expiring in 2004	Term Expiring in 2005
Donald G. Lubin	Hall Adams, Jr.
Walter E. Massey	Edward A. Brennan
Robert N. Thurston	Terry L. Savage
Fred L. Turner

    (2)    The proposal to approve the appointment of independent auditors was approved by shareholders as follows:

For	Against	Abstain
1,080,205,885	36,592,323	11,801,117

    (3)    The shareholder proposal on animal welfare standards was not approved by shareholders as follows:

For	Against	Abstain	Broker Non-Votes
43,342,183	780,627,391	75,080,984	229,548,767

d)
Not Applicable

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
(iv) 7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.
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
(i) First Amendment to McDonald's Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*
	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*
	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*
	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*
	(g)	Executive Retention Plan, as amended and restated December 18, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*
	(h)	Senior Director Letter Agreement between Gordon C. Gray and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.
	(i)	Senior Director Letter Agreement between Donald R. Keough and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

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
(12)	Computation of ratio of earnings to fixed charges
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

(b)
Reports on Form 8-K

  The following reports on Form 8-K were filed during the last quarter covered by this report, and subsequently through August 8, 2003.

Date of Report	Item Reported	Financial Statements Required to be Filed
5/13/03	Item 9 and 12	No
6/5/03	Item 5, 9 and 12	No
7/14/03	Item 9 and 12	No
7/29/03	Item 12	No

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD'S CORPORATION (Registrant)
August 8, 2003	By:	/s/ Matthew H. Paull Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE