Form 10-Q
period 2003-09-30
MCDONALDS CORP
filed 2003-11-07
CIK 63908

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission File Number 1-5231

McDONALD'S CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
McDonald's Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)
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
Yes  ☒    No  ☐

1,269,163,900 (Number of shares of common stock outstanding as of September 30, 2003)

McDONALD'S CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2003	December 31, 2002
Assets
Current assets
Cash and equivalents	$647.4	$330.4
Accounts and notes receivable	703.0	855.3
Inventories, at cost, not in excess of market	116.2	111.7
Prepaid expenses and other current assets	471.9	418.0

Total current assets	1,938.5	1,715.4

Other assets
Investments in and advances to affiliates	1,092.2	1,037.7
Goodwill, net	1,763.6	1,559.8
Miscellaneous	1,041.2	1,074.2

Total other assets	3,897.0	3,671.7

Property and equipment
Property and equipment, at cost	27,884.2	26,218.6
Accumulated depreciation and amortization	(8,485.6)	(7,635.2)

Net property and equipment	19,398.6	18,583.4

Total assets	$25,234.1	$23,970.5

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$507.0	$635.8
Dividends payable	508.0
Income taxes	125.1	16.3
Other taxes	209.0	191.8
Accrued interest	172.4	199.4
Accrued restructuring and restaurant closing costs	152.5	328.5
Accrued payroll and other liabilities	843.6	774.7
Current maturities of long-term debt	115.8	275.8

Total current liabilities	2,633.4	2,422.3

Long-term debt	9,291.7	9,703.6
Other long-term liabilities and minority interests	668.0	560.0
Deferred income taxes	992.4	1,003.7
Shareholders' equity
Preferred stock, no par value; authorized — 165.0 million shares; issued — none
Common stock, $.01 par value; authorized — 3.5 billion shares; issued — 1,660.6 million	16.6	16.6
Additional paid-in capital	1,808.4	1,747.3
Unearned ESOP compensation	(97.9)	(98.4)
Retained earnings	20,043.3	19,204.4
Accumulated other comprehensive income (loss)	(1,018.7)	(1,601.3)
Common stock in treasury, at cost; 391.5 and 392.4 million shares	(9,103.1)	(8,987.7)

Total shareholders' equity	11,648.6	10,280.9

Total liabilities and shareholders' equity	$25,234.1	$23,970.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters ended September 30		Nine months ended September 30
In millions, except per common share data
	2003	2002	2003	2002
Revenues
Sales by Company-operated restaurants	$3,351.2	$3,019.3	$9,397.0	$8,566.8
Revenues from franchised and affiliated restaurants	1,153.4	1,027.7	3,188.1	2,939.7

Total revenues	4,504.6	4,047.0	12,585.1	11,506.5

Operating costs and expenses
Company-operated restaurant expenses	2,840.6	2,584.8	8,094.0	7,348.3
Franchised restaurants — occupancy expenses	236.0	214.2	690.3	622.9
Selling, general, and administrative expenses	456.3	438.2	1,319.1	1,226.0
Other operating (income) expense, net	7.8	(20.0)	17.0	(7.0)

Total operating costs and expenses	3,540.7	3,217.2	10,120.4	9,190.2

Operating income	963.9	829.8	2,464.7	2,316.3

Interest expense	93.8	93.8	297.3	279.5
Nonoperating expense, net	47.0	20.7	88.5	53.1

Income before provision for income taxes and cumulative effect of accounting changes	823.1	715.3	2,078.9	1,983.7

Provision for income taxes	275.7	228.6	696.4	647.8

Income before cumulative effect of accounting changes	547.4	486.7	1,382.5	1,335.9

Cumulative effect of accounting changes, net of tax benefits of $9.4 and $17.6			(36.8)	(98.6)

Net income	$547.4	$486.7	$1,345.7	$1,237.3

Per common share:
Income before cumulative effect of accounting changes	$0.43	$0.38	$1.09	$1.05
Cumulative effect of accounting changes			(0.03)	(0.08)
Net income	$0.43	$0.38	$1.06	$0.97

Per common share — diluted:
Income before cumulative effect of accounting changes	$0.43	$0.38	$1.08	$1.04
Cumulative effect of accounting changes			(0.03)	(0.08)
Net income	$0.43	$0.38	$1.05	$0.96

Dividends declared per common share	$0.40	—	$0.40	—

Weighted average shares	1,271.5	1,273.1	1,271.2	1,274.5
Weighted average shares — diluted	1,281.0	1,280.5	1,276.2	1,286.8

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters ended September 30		Nine months ended September 30
In millions
	2003	2002	2003	2002
Operating activities
Net income	$547.4	$486.7	$1,345.7	$1,237.3
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting changes			36.8	98.6
Depreciation and amortization	274.9	281.0	832.6	787.7
Changes in working capital items	49.7	196.1	(215.1)	32.5
Deferred income taxes	131.8	(8.1)	219.1	47.6
Other	26.4	44.8	49.1	—

Cash provided by operations	$1,030.2	$1,000.5	$2,268.2	$2,203.7

Investing activities
Property and equipment expenditures	(257.5)	(510.9)	(878.0)	(1,286.4)
Purchases and sales of restaurant businesses and sales of property	9.9	(43.7)	18.9	(124.3)
Other	(16.9)	(82.4)	(46.0)	(199.3)

Cash used for investing activities	$(264.5)	$(637.0)	$(905.1)	$(1,610.0)

Financing activities
Notes payable and long-term financing issuances and repayments	(530.8)	(246.4)	(921.7)	(109.6)
Treasury stock purchases	(139.5)	(149.1)	(165.5)	(605.9)
Other	31.6	(20.5)	41.1	127.1

Cash used for financing activities	$(638.7)	$(416.0)	$(1,046.1)	$(588.4)

Cash and equivalents increase (decrease)	127.0	(52.5)	317.0	5.3

Cash and equivalents at beginning of period	520.4	475.9	330.4	418.1

Cash and equivalents at end of period	$647.4	$423.4	$647.4	$423.4

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

        The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's December 31, 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2003 do not necessarily indicate the results that may be expected for the full year.

        The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

        The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2003 and 2002:

	Quarters ended September 30		Nine months ended September 30
In millions
	2003	2002	2003	2002
Net income	$547.4	$486.7	$1,345.7	$1,237.3
Other comprehensive income (loss):
Foreign currency translation adjustments	40.9	(177.1)	575.5	(149.5)
Deferred hedging adjustments	7.7	10.6	7.1	3.0

Total other comprehensive income (loss)	48.6	(166.5)	582.6	(146.5)

Total comprehensive income	$596.0	$320.2	$1,928.3	$1,090.8

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

        The following table presents the activity included in accrued restructuring and restaurant closing costs in the condensed consolidated balance sheet.

		2003 Activity
	Liability at December 31, 2002			Liability at September 30, 2003
In millions		Provision	Cash Payments
Employee-related costs	$72.3	$14.0	$(38.2)	$48.1
Lease termination and other	256.2		(151.8)	104.4

Total accrued restructuring and restaurant closing costs	$328.5	$14.0	$(190.0)	$152.5

Per Common Share Information

        Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 9.5 million shares and 7.4 million shares for the third quarter 2003 and 2002, respectively, and 5.0 million shares and 12.3 million shares for the nine months ended September 30, 2003 and 2002, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 159.1 million shares and 168.8 million shares for the third quarter 2003 and 2002, respectively, and 167.1 million shares and 104.0 million shares for the nine months ended September 30, 2003 and 2002, respectively.

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

	Quarters ended September 30		Nine months ended September 30
Pro forma disclosures In millions, except per share data
	2003	2002	2003	2002
Net income, as reported	$547.4	$486.7	$1,345.7	$1,237.3
Deduct: Total stock option compensation expense under fair value method, net of related tax effects	(49.5)	(64.2)	(168.9)	(187.4)

Pro forma-net income	$497.9	$422.5	$1,176.8	$1,049.9

Net income per share:
As reported-basic	$0.43	$0.38	$1.06	$0.97
Pro forma-basic	$0.39	$0.33	$0.93	$0.82
As reported-diluted	$0.43	$0.38	$1.05	$0.96
Pro forma-diluted	$0.39	$0.33	$0.92	$0.82

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

	Quarters ended September 30		Nine months ended September 30
In millions
	2003	2002	2003	2002
Revenues
U.S.	$1,593.5	$1,408.1	$4,460.6	$4,076.3
Europe	1,525.4	1,380.7	4,291.2	3,789.1
APMEA	659.3	623.7	1,811.8	1,788.0
Latin America	221.3	201.2	620.4	619.4
Canada	213.8	172.9	561.6	473.7
Partner Brands	291.3	260.4	839.5	760.0

Total revenues	$4,504.6	$4,047.0	$12,585.1	$11,506.5

Operating income (loss)
U.S.	$571.0	$479.9	$1,480.0	$1,400.0
Europe	382.6	336.3	980.8	877.7
APMEA	91.4	84.2	208.7	229.6
Latin America	(20.2)	6.7	(15.2)	(2.7)
Canada	47.3	39.3	114.4	104.8
Partner Brands	(0.2)	(10.1)	(23.4)	(28.7)
Corporate	(108.0)	(106.5)	(280.6)	(264.4)

Total operating income	$963.9	$829.8	$2,464.7	$2,316.3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

	Quarter ended September 30, 2003		Nine months ended September 30, 2003
Dollars in millions, except per common share data	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,351.2	11	$9,397.0	10
Revenues from franchised and affiliated restaurants	1,153.4	12	3,188.1	8

Total revenues	4,504.6	11	12,585.1	9

Operating costs and expenses
Company-operated restaurant expenses	2,840.6	10	8,094.0	10
Franchised restaurants — occupancy expenses	236.0	10	690.3	11
Selling, general, and administrative expenses	456.3	4	1,319.1	8
Other operating expense, net	7.8	n/m	17.0	n/m

Total operating costs and expenses	3,540.7	10	10,120.4	10

Operating income	963.9	16	2,464.7	6

Interest expense	93.8	—	297.3	6
Nonoperating expense, net	47.0	n/m	88.5	n/m

Income before provision for income taxes and cumulative effect of accounting changes	823.1	15	2,078.9	5

Provision for income taxes	275.7	21	696.4	8

Income before cumulative effect of accounting changes	547.4	12	1,382.5	3

Cumulative effect of accounting changes, net of tax benefit of $9.4	—	n/m	(36.8)	n/m

Net income	$547.4	12	$1,345.7	9

Per common share:
Income before cumulative effect of accounting changes	$0.43	13	$1.09	4

Cumulative effect of accounting changes	—	—	(0.03)	n/m

Net income	$0.43	13	$1.06	9

Per common share — diluted:
Income before cumulative effect of accounting changes	$0.43	13	$1.08	4

Cumulative effect of accounting changes	—	—	(0.03)	n/m

Net income	$0.43	13	$1.05	9

n/m
Not meaningful

CONSOLIDATED OPERATING RESULTS

The Company operates in the food service industry and primarily operates and franchises quick-service restaurant businesses under the McDonald's brand (McDonald's restaurants). The Company also operates other restaurant concepts under its Partner Brands.

Impact of Foreign Currencies on Reported Results

        While changing foreign currencies affect reported results, McDonald's lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows and by purchasing goods and services in local currencies. Foreign currency translation had a positive impact on the growth rates of consolidated revenue, operating income and earnings per share for the quarter and nine months, primarily due to the stronger Euro.

        Information in constant currencies excludes the effect of foreign currency translation on reported results. Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because it believes these results better represent the Company's underlying business trends.

Net Income and Diluted Net Income Per Common Share

        For the quarter, net income increased $60.7 million or 12%, and diluted net income per common share increased $0.05 or 13%. These results included a benefit from foreign currency translation of $23.4 million in net income and $0.02 in diluted net income per common share.

        For the nine months, income before the cumulative effect of accounting changes increased $46.6 million or 3%, and diluted income per common share before the cumulative effect of accounting changes increased $0.04 or 4%. Net income, including the cumulative effect of the accounting changes, increased $108.4 million or 9% and diluted net income per common share increased $0.09 or 9%. These results included a benefit from foreign currency translation of $83.3 million in net income and $0.06 in diluted net income per common share.

        Diluted weighted average shares outstanding were lower for the nine months compared with the prior year due to a less dilutive effect from outstanding stock options and shares repurchased.

        The Company repurchased $139 million of its common stock during the third quarter.

Cumulative Effect of Accounting Changes

        First quarter 2003 included a charge of $36.8 million after tax ($0.03 per diluted share) for the cumulative effect of an accounting change that impacted lease obligations in certain international markets.

        First quarter 2002 included a charge of $98.6 million after tax ($0.08 per diluted share) to reflect the cumulative effect of an accounting change that impacted goodwill.

        See changes in accounting standards on page 7 for further discussion of these charges.

Revenues and Comparable Sales

        Revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees or affiliates under joint-venture agreements. These fees include rent, service fees and/or royalties that are based on a percent of sales with specified minimum payments, along with initial fees. For the quarter and nine months ended September 30, 2003, Company-operated restaurants generated about 75% of revenues. See pages 16-17 for additional details regarding revenues.

Revenues Dollars in millions	2003			2002	Percent Increase/(Decrease)
Quarters ended September 30	As reported	Currency translation impact	Constant currency*	As reported	As reported	Constant currency*
U.S.	$1,593.5	n/a	$1,593.5	$1,408.1	13	n/a
Europe	1,525.4	$(134.5)	1,390.9	1,380.7	10	1
APMEA	659.3	(31.0)	628.3	623.7	6	1
Latin America	221.3	0.1	221.4	201.2	10	10
Canada	213.8	(24.9)	188.9	172.9	24	9
Partner Brands	291.3	(0.6)	290.7	260.4	12	12

Total revenues	$4,504.6	$(190.9)	$4,313.7	$4,047.0	11	7

Nine months ended September 30
U.S.	$4,460.6	n/a	$4,460.6	$4,076.3	9	n/a
Europe	4,291.2	$(535.8)	3,755.4	3,789.1	13	(1)
APMEA	1,811.8	(87.1)	1,724.7	1,788.0	1	(4)
Latin America	620.4	86.9	707.3	619.4	—	14
Canada	561.6	(53.1)	508.5	473.7	19	7
Partner Brands	839.5	(1.1)	838.4	760.0	10	10

Total revenues	$12,585.1	$(590.2)	$11,994.9	$11,506.5	9	4

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.
n/a
Not applicable

        Comparable sales represent the percent change in constant currency Systemwide sales from the same period in the prior year for all Systemwide restaurants in operation at least thirteen months. Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. Management believes that Systemwide sales information is useful in analyzing the Company's revenues because fees received from franchisees and affiliates, based on sales from their restaurants, along with sales from Company-operated restaurants are reported as revenues.

	Percent Increase/(Decrease)
	Quarters ended September 30		Nine months ended September 30
Comparable Sales — McDonald's Restaurant Business
	2003	2002	2003	2002
U.S.	9.5	(2.8)	4.3	(1.6)
Europe	(0.1)	(1.3)	(2.0)	2.0
APMEA	(3.9)	(8.1)	(6.2)	(9.2)
Latin America	(1.8)	3.6	2.5	(2.1)
Canada	0.7	(0.9)	(1.8)	(2.0)

Brand McDonald's	3.9	(3.0)	0.7	(2.1)

        In the U.S., continued strong customer response to the new Premium Salads and McGriddles breakfast sandwiches, popular Happy Meals, extended hours, continued everyday value and focus on improved food taste and service, all contributed to the revenue increases for the quarter and nine months.

        In Europe, expansion in France and a strong performance in Russia were offset by continued negative trends in the U.K. and Germany for the quarter and nine months.

        In APMEA, revenues for the quarter and nine months were impacted by positive comparable sales in Australia, expansion in China and weak results in South Korea and Taiwan. For the nine months, revenues were also affected by concerns about SARS (Severe Acute Respiratory Syndrome).

        In Latin America, revenues increased for both periods in constant currencies primarily due to a higher percentage of Company-operated restaurants in 2003.

Operating Margins

Company-operated and Franchised Restaurant Margins — McDonald's Restaurant Business*
	Percent		Amount
Dollars in millions Quarters ended September 30					Percent Increase/ (Decrease)
	2003	2002	2003	2002
Company-operated
U.S.	18.6	15.5	$175.5	$128.5	37
Europe	17.0	17.1	197.5	182.0	9
APMEA	12.2	12.2	71.4	68.0	5
Latin America	5.7	10.1	11.4	17.4	(34)
Canada	17.1	15.1	29.7	20.7	43

Total	15.9	15.1	$485.5	$416.6	17

Franchised
U.S.	80.4	79.6	$524.3	$462.5	13
Europe	77.4	77.6	281.6	244.5	15
APMEA	86.7	86.1	65.0	56.7	15
Latin America	64.7	69.3	14.1	20.3	(31)
Canada	79.3	80.6	31.8	28.9	10

Total	79.5	79.2	$916.8	$812.9	13

Nine months ended September 30
Company-operated
U.S.	17.3	16.7	$461.6	$394.9	17
Europe	15.5	16.0	509.7	468.8	9
APMEA	9.9	12.3	159.4	196.3	(19)
Latin America	7.1	9.2	39.6	48.4	(18)
Canada	14.5	14.6	66.0	55.2	20

Total	14.4	14.9	$1,236.3	$1,163.6	6

Franchised
U.S.	79.5	79.5	$1,429.6	$1,357.6	5
Europe	75.8	76.9	766.9	653.7	17
APMEA	85.0	86.1	175.1	162.9	7
Latin America	64.9	68.1	41.7	64.4	(35)
Canada	78.3	79.4	83.0	76.8	8

Total	78.3	78.8	$2,496.3	$2,315.4	8

*
Operating margin information relates to McDonald's restaurant business and excludes Partner Brands.

        Combined operating margin dollars increased $172.8 million or 14% for the quarter and $253.6 million or 7% for the nine months. Foreign currency translation benefited combined operating margin dollars by $63.0 million for the quarter and $207.2 million for the nine months. The U.S. and Europe segments accounted for more than 80% of the combined margin dollars in both periods of 2003 and 2002.

        In the U.S., the Company-operated margin percent increased for both periods primarily due to positive comparable sales and lower payroll as a percent of sales due to improved productivity, partly offset by increased commodity costs.

        In Europe, the Company-operated margin percent declined for both periods due to weak performance in the U.K., partly offset by improved margin performance in Germany and France.

        In APMEA, the Company-operated margin percent benefited from SARS-related sales tax relief received from the Chinese government.

        The increase in the consolidated franchised margin percent for the quarter reflects positive comparable sales partly offset by higher occupancy costs, due in part to an increased proportion of leased sites. Positive comparable sales were more than offset by these higher occupancy costs for the nine months.

Selling, General & Administrative Expenses

        Selling, general & administrative expenses increased 4% for the quarter and 8% for the nine months partly due to higher marketing costs related to the introduction of the new 'i'm lovin' it' campaign, and higher performance-based incentive compensation. The nine months also included approximately $14 million in severance costs, primarily associated with streamlining restaurant development functions, and $11 million of incremental marketing in the second quarter, principally in the U.S. In addition, stronger foreign currencies increased selling, general & administrative expenses by $14.6 million for the quarter and $44.2 million for the nine months, contributing to the increases.

Other Operating (Income) Expense, Net

Other Operating (Income) Expense, Net	Quarters ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002
Gains on sales of restaurant businesses	$(11.5)	$(38.1)	$(42.3)	$(78.5)
Equity in earnings of unconsolidated affiliates	(20.7)	(14.1)	(24.2)	(29.5)
Front counter service system payments — U.S.	—	—	—	21.6
Asset impairment — Latin America and Turkey	—	—	—	43.0
Other expense	40.0	32.2	83.5	36.4

Total	$7.8	$(20.0)	$17.0	$(7.0)

        Equity in earnings of unconsolidated affiliates for the quarter and nine months reflected weaker results from our Japanese affiliate in 2003 and stronger performance in the U.S.

        Other expense for both periods reflected higher provisions for uncollectible receivables in 2003 compared with 2002. In addition, the nine months 2003 included about $25 million of costs in the U.S. as a result of management's decision to significantly reduce capital expenditures.

Operating Income

Operating Income Dollars in millions	2003			2002	Percent Increase/(Decrease)
Quarters ended September 30	As reported	Currency translation impact	Constant currency*	As reported	As reported	Constant currency*
U.S.	$571.0	n/a	$571.0	$479.9	19	n/a
Europe	382.6	$(38.5)	344.1	336.3	14	2
APMEA	91.4	(7.8)	83.6	84.2	9	(1)
Latin America	(20.2)	3.4	(16.8)	6.7	n/m	n/m
Canada	47.3	(5.6)	41.7	39.3	20	6
Partner Brands	(0.2)	0.3	0.1	(10.1)	98	n/m
Corporate	(108.0)	n/a	(108.0)	(106.5)	(1)	n/a

Total operating income	$963.9	$(48.2)	$915.7	$829.8	16	10

Nine months ended September 30
U.S.	$1,480.0	n/a	$1,480.0	$1,400.0	6	n/a
Europe	980.8	$(134.0)	846.8	877.7	12	(4)
APMEA	208.7	(19.8)	188.9	229.6	(9)	(18)
Latin America	(15.2)	(0.3)	(15.5)	(2.7)	n/m	n/m
Canada	114.4	(11.3)	103.1	104.8	9	(2)
Partner Brands	(23.4)	1.1	(22.3)	(28.7)	18	22
Corporate	(280.6)	n/a	(280.6)	(264.4)	(6)	n/a

Total operating income	$2,464.7	$(164.3)	$2,300.4	$2,316.3	6	(1)

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.
n/a
Not applicable
n/m
Not meaningful

        In the U.S., higher combined operating margin dollars were partly offset by lower other operating income for both periods and higher selling, general & administrative expenses for the nine months. Selling, general & administrative expenses were relatively flat for the quarter.

        In Europe, operating income for both periods reflected positive results in France and weak results in Germany and the U.K.

        In APMEA, operating income for the quarter reflected positive results in Australia and the sales tax relief benefit in China, offset by weak results in other markets. For the nine months, operating income decreased due to negative comparable sales, compounded by concerns about SARS. Results for the nine months 2002 included $15.9 million of asset impairment charges in Turkey.

        In Latin America, the declines in operating income for both periods reflected weak results in Brazil and Argentina, and higher provisions for uncollectible receivables. In addition, Latin America's results for the nine months were negatively impacted by the national strike in Venezuela. Results for the nine months 2002 included $27.1 million of asset impairment charges.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

        Interest expense was flat for the quarter but increased for the nine months due to stronger foreign currencies.

        Nonoperating expense for both periods reflected an $11 million loss on the early extinguishment of $200 million of debt in July 2003. In addition, the nine months reflected higher foreign currency translation losses in 2003 compared with 2002.

        The effective income tax rate for both periods in 2003 was 33.5% compared with 32.0% for third quarter 2002 and 32.7% for the nine months 2002.

CASH FLOWS AND FINANCIAL POSITION

        For the nine months 2003, cash provided by operations totaled $2,268.2 million and exceeded capital expenditures by $1,390.2 million. Cash provided by operations was higher than in 2002, and capital expenditures decreased by more than $400 million or about 30% for the nine months primarily due to lower restaurant openings in 2003, partly offset by stronger foreign currencies. See the following OUTLOOK section for the Company's expectations regarding capital expenditures and other uses of cash from operations in 2003.

        Debt obligations at September 30, 2003 totaled $9,407.5 million compared with $9,979.4 million at December 31, 2002. The decrease in 2003 is due to net payments of $921.7 million and SFAS No. 133 noncash fair value adjustments of $2.0 million, partly offset by the impact of changes in exchange rates on foreign currency- denominated debt ($351.8 million).

OUTLOOK

        The information provided below is as of the date of this report.

  •
  McDonald's expects sales from new restaurants to add two to three percentage points to Systemwide sales growth in 2003 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2002. McDonald's expects new restaurants to add approximately one percentage point to sales growth in 2004 (in constant currencies). In 2003 net worldwide restaurant additions are expected to total 360, with 260 net traditional and 100 net satellite restaurants.

  •
  Through September 2003, comparable sales have increased 0.7% worldwide and 4.3% in the U.S., while Europe's comparable sales decreased 2.0% for this period. As a guideline, assuming no change in profit margins, one percentage point of comparable sales in the U.S. impacts annual earnings per share by 1.5 cents, and one percentage point of comparable sales in Europe impacts annual earnings per share by about one cent.

  •
  McDonald's expects 2003 selling, general & administrative expenses to increase 5% to 6% (2% in constant currencies) compared with 2002.

  •
  A significant part of McDonald's operating income is from outside the U.S., and more than 60% of total debt is denominated in foreign currencies. The Euro and the British Pound are the most significant currencies impacting our business. If the Euro and the British Pound both move 10% (compared with 2002 average rates), McDonald's annual reported earnings per share would change by about 4 to 5 cents. Through September 2003, foreign currency translation benefited diluted earnings per share by 6 cents.

  •
  For the year 2003, the Company previously indicated its net debt payments would be in the $300 million to $700 million range. The Company now expects net debt payments to be at the higher end of this range, and expects interest expense to increase about 4% for the year.

  •
  McDonald's expects the effective income tax rate for the year 2003 to be about 33.5% to 34.0%.

  •
  McDonald's expects capital expenditures for 2003 to be approximately $1.2 billion in constant currencies. However, as a result of foreign currency translation, reported capital expenditures are expected to be closer to $1.3 billion.

  •
  McDonald's will return approximately $500 million to shareholders through dividends and about $300 million through share repurchases in 2003.

  •
  The Company expects to make decisions related to its Partner Brands and perform its annual impairment testing in the fourth quarter. In addition, the Company's Japanese affiliate recently announced plans for revitalizing McDonald's business in Japan. These actions will result in the Company recording charges in the fourth quarter 2003.

  •
  The Company's goals beginning in 2005 include achieving sustainable annual constant currency Systemwide sales and revenue growth of 3% to 5%, operating income growth of 6% to 7%, and return on incremental (1) invested capital in the high teens.

(1)
Return on incremental invested capital is defined as the change in operating income plus depreciation divided by the change in gross assets.

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

SUPPLEMENTAL INFORMATION

        Revenues include sales by Company-operated restaurants and fees from restaurants operated by franchisees or affiliates under joint-venture agreements. These fees include rent, service fees and/or royalties that are based on a percent of sales with specified minimum payments, along with initial fees. See page 18 for these franchised and affiliated sales amounts.

TOTAL REVENUES

Total Revenues Dollars in millions	2003			2002
Quarters ended September 30	As reported	Currency translation impact	Constant currency*	As reported
U.S.
Company-operated sales	$941.7	n/a	$941.7	$827.2
Franchised and affiliated revenues	651.8	n/a	651.8	580.9

Total	$1,593.5	n/a	$1,593.5	$1,408.1

Europe
Company-operated sales	1,161.4	$(93.2)	1,068.2	1,065.6
Franchised and affiliated revenues	364.0	(41.3)	322.7	315.1

Total	1,525.4	$(134.5)	1,390.9	1,380.7

APMEA
Company-operated sales	584.3	(22.9)	561.4	557.9
Franchised and affiliated revenues	75.0	(8.1)	66.9	65.8

Total	659.3	(31.0)	628.3	623.7

Latin America
Company-operated sales	199.6	(0.9)	198.7	171.9
Franchised and affiliated revenues	21.7	1.0	22.7	29.3

Total	221.3	0.1	221.4	201.2

Canada
Company-operated sales	173.7	(20.3)	153.4	137.0
Franchised and affiliated revenues	40.1	(4.6)	35.5	35.9

Total	213.8	(24.9)	188.9	172.9

Partner Brands
Company-operated sales	290.5	(0.6)	289.9	259.7
Franchised and affiliated revenues	0.8	n/a	0.8	0.7

Total	291.3	(0.6)	290.7	260.4

Consolidated
Company-operated sales	$3,351.2	$(137.9)	$3,213.3	$3,019.3
Franchised and affiliated revenues	1,153.4	(53.0)	1,100.4	1,027.7

Total	$4,504.6	$(190.9)	$4,313.7	$4,047.0

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.
n/a
Not applicable

Total Revenues Dollars in millions	2003			2002
Nine months ended September 30	As reported	Currency translation impact	Constant currency*	As reported
U.S.
Company-operated sales	$2,662.3	n/a	$2,662.3	$2,368.5
Franchised and affiliated revenues	1,798.3	n/a	1,798.3	1,707.8

Total	$4,460.6	n/a	$4,460.6	$4,076.3

Europe
Company-operated sales	3,279.8	$(381.1)	2,898.7	2,939.5
Franchised and affiliated revenues	1,011.4	(154.7)	856.7	849.6

Total	4,291.2	$(535.8)	3,755.4	3,789.1

APMEA
Company-operated sales	1,605.9	(65.1)	1,540.8	1,598.8
Franchised and affiliated revenues	205.9	(22.0)	183.9	189.2

Total	1,811.8	(87.1)	1,724.7	1,788.0

Latin America
Company-operated sales	556.1	78.0	634.1	524.7
Franchised and affiliated revenues	64.3	8.9	73.2	94.7

Total	620.4	86.9	707.3	619.4

Canada
Company-operated sales	455.4	(43.1)	412.3	376.9
Franchised and affiliated revenues	106.2	(10.0)	96.2	96.8

Total	561.6	(53.1)	508.5	473.7

Partner Brands
Company-operated sales	837.5	(1.1)	836.4	758.4
Franchised and affiliated revenues	2.0	n/a	2.0	1.6

Total	839.5	(1.1)	838.4	760.0

Consolidated
Company-operated sales	$9,397.0	$(412.4)	$8,984.6	$8,566.8
Franchised and affiliated revenues	3,188.1	(177.8)	3,010.3	2,939.7

Total	$12,585.1	$(590.2)	$11,994.9	$11,506.5

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.
n/a
Not applicable

FRANCHISED AND AFFILIATED SALES

        The following tables present franchised and affiliated sales for the quarter and nine months. While these amounts are not recorded as sales by the Company, these amounts are the basis for which the Company calculates and records franchised and affiliated revenue (rent, service fees and/or royalties).

Franchised and Affiliated Sales Dollars in millions	2003			2002
Quarters ended September 30	As reported	Currency translation impact	Constant currency*	As reported
U.S.
Franchised sales	$4,585.2	n/a	$4,585.2	$4,105.4
Affiliated sales	312.5	n/a	312.5	270.8

Total	$4,897.7	n/a	$4,897.7	$4,376.2

Europe
Franchised sales	1,917.9	$(215.4)	1,702.5	1,623.1
Affiliated sales	170.0	(19.2)	150.8	158.0

Total	2,087.9	$(234.6)	1,853.3	1,781.1

APMEA
Franchised sales	639.0	(50.7)	588.3	555.0
Affiliated sales	642.5	(9.0)	633.5	717.0

Total	1,281.5	(59.7)	1,221.8	1,272.0

Latin America
Franchised sales	148.5	3.1	151.6	173.8
Affiliated sales	10.2	0.4	10.6	12.0

Total	158.7	3.5	162.2	185.8

Canada
Franchised sales	272.5	(31.7)	240.8	247.9
Affiliated sales	30.1	(3.5)	26.6	15.6

Total	302.6	(35.2)	267.4	263.5

Partner Brands
Franchised sales	10.3	n/a	10.3	10.2
Affiliated sales	—	n/a	—	—

Total	10.3	n/a	10.3	10.2

Total
Franchised sales	$7,573.4	$(294.7)	$7,278.7	$6,715.4
Affiliated sales	1,165.3	(31.3)	1,134.0	1,173.4

Total	$8,738.7	$(326.0)	$8,412.7	$7,888.8

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.

Franchised and Affiliated Sales Dollars in millions	2003			2002
Nine months ended September 30	As reported	Currency translation impact	Constant currency*	As reported
U.S.
Franchised sales	$12,799.7	n/a	$12,799.7	$12,072.8
Affiliated sales	862.7	n/a	862.7	807.7

Total	$13,662.4	n/a	$13,662.4	$12,880.5

Europe
Franchised sales	5,268.0	$(799.7)	4,468.3	4,362.4
Affiliated sales	496.9	(77.8)	419.1	405.6

Total	5,764.9	$(877.5)	4,887.4	4,768.0

APMEA
Franchised sales	1,745.4	(158.1)	1,587.3	1,522.7
Affiliated sales	1,875.0	(102.7)	1,772.3	1,963.8

Total	3,620.4	(260.8)	3,359.6	3,486.5

Latin America
Franchised sales	422.4	58.6	481.0	554.2
Affiliated sales	27.3	1.4	28.7	28.8

Total	449.7	60.0	509.7	583.0

Canada
Franchised sales	716.6	(67.6)	649.0	679.6
Affiliated sales	71.6	(7.0)	64.6	42.0

Total	788.2	(74.6)	713.6	721.6

Partner Brands
Franchised sales	30.9	n/a	30.9	30.1
Affiliated sales	—	n/a	—	—

Total	30.9	n/a	30.9	30.1

Total
Franchised sales	$20,983.0	$(966.8)	$20,016.2	$19,221.8
Affiliated sales	3,333.5	(186.1)	3,147.4	3,247.9

Total	$24,316.5	$(1,152.9)	$23,163.6	$22,469.7

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.

        The following table presents Systemwide sales growth rates. Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisee or by affiliates operating under joint-venture agreements.

SYSTEMWIDE SALES

	Percent Increase/(Decrease)
	Quarters ended September 30		Nine months ended September 30
Systemwide Sales Percent Increase/(Decrease)
	As reported	Constant currency*	As reported	Constant currency*
U.S.	12%	n/a	7%	n/a
Europe	14	3%	17	1%
APMEA	2	(3)	3	(4)
Latin America	—	1	(9)	3
Canada	19	5	13	2
Partner Brands	11	11	10	10

Total sales	11%	7%	9%	4%

*
Information in constant currencies excludes the effect of foreign currency translation on reported results.
n/a
Not applicable

Restaurants	At September 30,	2003	2002
By type
Operated by franchisees		18,031	17,714
Operated by the Company		9,211	8,802
Operated by affiliates		4,053	4,267

Systemwide restaurants		31,295	30,783

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding this matter.

Item 4.    Controls and Procedures

        An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

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
(iii)
Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).
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
	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*
	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*
	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*
	(g)	Executive Retention Plan, as amended and restated December 18, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*
	(h)	McDonald's Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*
(i)
Form of McDonald's Corporation Tier I Change of Control Employment Agreement authorized by the Board of Directors and expected to be entered into between the Company and certain key executives, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*
(12)	Computation of ratio of earnings to fixed charges
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K

  The following report on Form 8-K was filed during the last quarter covered by this report and subsequently through November 7, 2003.

Date of Report	Item Reported	Financial Statements Required to be Filed
8/7/03	Item 12	No
9/8/03	Item 12	No
9/24/03	Item 5	No
10/7/03	Item 12	No
10/22/03	Item12	No
11/3/03	Item 9	No

The following report on Form 8-K/A was filed during the last quarter covered by this report and subsequently through November 7, 2003.

Date of Report	Item Reported	Financial Statements Required to be Filed
10/7/03	Item 12	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD'S CORPORATION (Registrant)
November 7, 2003	By:	/s/ Matthew H. Paull Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURE