Form 10-K
period 2003-12-31
MCDONALDS CORP
filed 2004-03-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5231

McDONALD’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2361282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

McDonald’s Plaza
Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 623-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange
Chicago Stock Exchange
8 7/8% Debentures due 2011	New York Stock Exchange
7.05% Debentures due 2025	New York Stock Exchange
7.31% Subordinated Deferrable Interest Debentures due 2027	New York Stock Exchange
6 3/8% Debentures due 2028	New York Stock Exchange

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

The aggregate market value of voting common equity held by non-affiliates of the registrant was $28,033,465,369 as of June 30, 2003. The number of shares of common stock outstanding was 1,261,748,725 as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate information by reference from the registrant’s 2004 definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

Part I

Item 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) GENERAL DEVELOPMENT OF BUSINESS

During 2003, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

Segment data for the years ended December 31, 2003, 2002 and 2001 are included in Part II, Item 8, page 35 of this Form 10-K.

(c) NARRATIVE DESCRIPTION OF BUSINESS

General

The Company primarily operates and franchises McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

The Company also operates Boston Market and Chipotle Mexican Grill in the U.S. and has a minority ownership interest in U.K.-based Pret A Manger. In December 2003, the Company sold its Donatos Pizzeria business.

Since McDonald’s restaurant business comprises virtually all of the Company’s consolidated operating results, this narrative primarily relates to that business, unless otherwise noted.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees), or by affiliates operating under license agreements.

The Company’s operations are designed to assure consistency and high quality at every McDonald’s restaurant. When granting franchises and forming joint-ventures, the Company is selective and is not in the practice of franchising to or partnering with investor groups or passive investors.

Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company generally shares the investment by owning or leasing the land and building. Franchisees contribute to the Company’s revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum rent payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. A discussion regarding site selection is included in Part I, Item 2, page 5 of this Form 10-K.

The Company, its franchisees and affiliates purchase food, packaging, equipment and other goods from numerous independent suppliers that have been approved by the Company. The Company has established and strictly enforces high-quality standards. The Company has quality assurance labs around the world to ensure that our high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers’ facilities. Further, a Quality Assurance Board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement.

Independently owned and operated distribution centers, also approved by the Company, distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of our products and in the delivery of customer service.

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to nurture McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste and the customer experience. In addition, the Company is focused on being a leader in social responsibility, as the Company believes it is important to give back to the people and communities around the world who are responsible for our success.

Products

McDonald’s restaurants offer a substantially uniform menu. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Big N’ Tasty, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, french fries, Premium Salads, milk shakes, McFlurry desserts, sundaes and soft serve cones, pies, cookies, and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

McDonald’s restaurants in the U.S. and certain international markets are open during breakfast hours and offer a full- or limited-breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddle, biscuit and bagel sandwiches, hotcakes and muffins.

Chipotle serves gourmet burritos and tacos. Boston Market is a home-meal replacement concept serving chicken, meatloaf and a variety of other main and side dishes. Pret A Manger is a quick-service food concept that serves mainly prepared and packaged cold sandwiches, snacks and drinks during lunchtime.

McDonald’s Corporation    3

Intellectual property

The Company owns valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which, including “McDonald’s,” “The Golden Arches Logo,” “Ronald McDonald,” “Big Mac” and other related marks, are of material importance to the Company’s business. Depending on the jurisdiction, trademarks generally are valid as long as they are used or registered. Patents and licenses are of varying remaining durations.

Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2003, 2002 and 2001 in Part II, Item 7, pages 9 through 23, and the Consolidated statement of cash flows for the years ended December 31, 2003, 2002 and 2001 in Part II, Item 8, page 27 of this Form 10-K.

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

In the U.S., there were about 527,000 restaurants that generated $340 billion in annual sales in 2003. McDonald’s restaurant business accounts for 2.6% of those restaurants and 6.5% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

Research and development

The Company operates a research and development facility in Illinois. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the McDonald’s System, which includes franchisees and suppliers as well as the Company, its subsidiaries and joint ventures.

Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2003, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees

During 2003, the Company’s average number of employees worldwide, including Company-operated restaurant employees, was approximately 418,000. This includes employees at McDonald’s Company-operated restaurants as well as other restaurant concepts operated by the Company.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 9 through 23 and Segment and geographic information in Part II, Item 8, page 35 of this Form 10-K.

(e) AVAILABLE INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information can be accessed on the investor section of the Company’s website at www.mcdonalds.com. The Company makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, Kroc Drive, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of

4    McDonald’s Corporation

Business Conduct, the Code of Ethics for the Chief Executive Officer and Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Investor Relations Service Center, Department 300, Kroc Drive, Oak Brook, IL 60523.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Item 2. Properties

The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 9 through 23 and in Financial statements and supplementary data in Part II, Item 8, pages 24 through 41 of this Form 10-K.

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

FRANCHISING

A substantial number of McDonald’s restaurants are franchised to independent entrepreneurs operating under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, payments of rents, franchisee claims for additional franchises or rewrites of franchises, and delinquent payments. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise.

SUPPLIERS

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the U.S., food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers on a number of issues including, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

EMPLOYEES

Thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

CUSTOMERS

The Company’s restaurants serve a large cross-section of the public. In the course of serving so many people, disputes arise as to products, service, accidents, advertising, nutritional and other disclosures as well as other matters typical of an extensive restaurant business such as that of the Company.

INTELLECTUAL PROPERTY

The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to defend and protect the use of its intellectual property.

GOVERNMENT REGULATIONS

Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, franchising, health, safety, environment, zoning and employment. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from the issuance of additional requirements in the future.

McDonald’s Corporation    5

Item 4. Submission of matters to a vote of shareholders

None.

The following are the Executive Officers of our Company:

Claire H. Babrowski, 46, is Corporate Senior Executive Vice President and Chief Restaurant Operations Officer, a position to which she was appointed in December 2003. From June 2001 to December 2003 she was President of McDonald’s Asia/Pacific, Middle East and Africa. From January 2000 to June 2001 she was Executive Vice President, Worldwide Restaurant Systems; from June 1998 to January 2000 she was Executive Vice President, U.S. Restaurant Systems; and from May 1997 to June 1998 she was Senior Vice President, U.S. Restaurant Systems. Ms. Babrowski has been with the Company for 26 years.

Charles H. Bell, 43, is President and Chief Operating Officer, a position to which he was appointed effective January 2003. From June 2001 to December 2002 he was President of McDonald’s Europe; from September 1999 to June 2001 he was President of McDonald’s Asia/Pacific, Middle East and Africa; and from 1993 to September 1999 he was Managing Director of McDonald’s Australia. Mr. Bell has been with the Company for 28 years.

James R. Cantalupo, 60, is Chairman and Chief Executive Officer, a position to which he was appointed effective January 2003. From January to December 2002 he was Vice Chairman, Emeritus and President, Emeritus. From December 1999 to December 2001 he was Vice Chairman and President. From August 1998 to December 1999 he was Vice Chairman, Chairman and Chief Executive Officer of McDonald’s International. From January 1992 to August 1998 he was President and Chief Executive Officer, McDonald’s International. Mr. Cantalupo has been with the Company for 30 years.

M. Lawrence Light, 62, is Corporate Executive Vice President–Global Chief Marketing Officer. He has served in that position since joining the Company in September 2002. Prior to joining McDonald’s he was President and Chief Executive Officer of Arcature, a brand consultancy. Mr. Light has been with the Company for less than two years.

Matthew H. Paull, 52, is Corporate Executive Vice President and Chief Financial Officer, a position to which he was elected in July 2001. Prior to that time he served as Senior Vice President, Corporate Tax and Finance from December 2000 to July 2001, Senior Vice President from January 2000 to December 2000 and Vice President from June 1993 to January 2000. Mr. Paull has been with the Company for 10 years.

David M. Pojman, 44, is Corporate Senior Vice President–Controller, a position he has held since March 2002. He served as Vice President and Assistant Corporate Controller from January 2000 to March 2002; and from July 1997 to January 2000 he served as Vice President-International Controller. Mr. Pojman has been with the Company for 21 years.

Michael J. Roberts, 53, is President–McDonald’s USA, a position he has held since June 2001. From July 1997 to June 2001 he was President, West Division. Mr. Roberts has been with the Company for 26 years.

Gloria Santona, 53, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003 she was Corporate Senior Vice President, General Counsel and Secretary. From December 2000 to June 2001 she was Vice President, U.S. General Counsel and Secretary. From March 1997 to December 2000 she was Vice President, Deputy General Counsel and Secretary. Ms. Santona has been with the Company for 26 years.

James A. Skinner, 59, is Vice Chairman. Mr. Skinner was appointed to his current position effective January 2003. He served as President and Chief Operating Officer of McDonald’s Worldwide Restaurant Group from February 2002 to December 2002. Prior to that, he served as President and Chief Operating Officer of McDonald’s Europe, Asia/Pacific, Middle East and Africa from June 2001 to February 2002; and President of McDonald’s Europe from December 1997 to June 2001. Mr. Skinner has been with the Company for 33 years.

Russell P. Smyth, 47, is President–McDonald’s Europe, a position to which he was appointed in January 2003. He served as President of Partner Brands from December 2001 to January 2003; International Relationship Partner for Southeast and Central Asia from May 1999 to December 2001; and Vice President of the Latin America Group from July 1996 to May 1999. Mr. Smyth has been with the Company for 20 years.

6    McDonald’s Corporation

Part II

Item 5. Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share.

DOLLARS PER SHARE	2003			2002
	High	Low	Dividend	High	Low	Dividend
Quarter:
First	17.38	12.12	—	29.06	25.38	—
Second	22.95	13.88	—	30.72	27.00	—
Third	24.37	20.40	.400	28.62	17.42	—
Fourth	27.01	23.01	—	19.95	15.17	.235

Year	27.01	12.12	.400	30.72	15.17	.235

The approximate number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2004 was estimated to be 953,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use excess cash flow for debt repayments and returning cash to shareholders either through share repurchases or dividends. The Company has paid dividends on common stock for 28 consecutive years through 2003 and has increased the dividend amount at least once every year. As in the past, future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Company’s Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

Information regarding equity compensation plans is incorporated herein by reference from the Company’s definitive proxy statement which will be filed no later than 120 days after December 31, 2003.

McDonald’s Corporation    7

Item 6. Selected financial data

11-year summary

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2003		2002		2001		2000	1999	1998		1997	1996	1995	1994	1993
Company-operated sales	$12,795		11,500		11,041		10,467	9,512	8,895		8,136	7,571	6,863	5,793	5,157
Franchised and affiliated revenues	$4,345		3,906		3,829		3,776	3,747	3,526		3,273	3,116	2,932	2,528	2,251

Total revenues	$17,140		15,406		14,870		14,243	13,259	12,421		11,409	10,687	9,795	8,321	7,408

Operating income	$2,832	(1)	2,113	(2)	2,697	(3)	3,330	3,320	2,762	(4)	2,808	2,633	2,601	2,241	1,984
Income before taxes and cumulative effect of accounting changes	$2,346	(1)	1,662	(2)	2,330	(3)	2,882	2,884	2,307	(4)	2,407	2,251	2,169	1,887	1,676
Net income	$1,471	(1,5)	893	(2,6)	1,637	(3)	1,977	1,948	1,550	(4)	1,642	1,573	1,427	1,224	1,083

Cash provided by operations	$3,269		2,890		2,688		2,751	3,009	2,766		2,442	2,461	2,296	1,926	1,680
Capital expenditures	$1,307		2,004		1,906		1,945	1,868	1,879		2,111	2,375	2,064	1,539	1,317
Treasury stock purchases	$439		687		1,090		2,002	933	1,162		765	605	321	500	628

Financial position at year end:
Total assets	$25,525		23,971		22,535		21,684	20,983	19,784		18,242	17,386	15,415	13,592	12,035
Total debt	$9,731		9,979		8,918		8,474	7,252	7,043		6,463	5,523	4,836	4,351	3,713
Total shareholders’ equity	$11,982		10,281		9,488		9,204	9,639	9,465		8,852	8,718	7,861	6,885	6,274
Shares outstanding In millions	1,262		1,268		1,281		1,305	1,351	1,356		1,371	1,389	1,400	1,387	1,415

Per common share:
Net income–basic	$1.16	(1,5)	.70	(2,6)	1.27	(3)	1.49	1.44	1.14	(4)	1.17	1.11	.99	.84	.73
Net income–diluted	$1.15	(1,5)	.70	(2,6)	1.25	(3)	1.46	1.39	1.10	(4)	1.15	1.08	.97	.82	.71
Dividends declared	$.40		.24		.23		.22	.20	.18		.16	.15	.13	.12	.11
Market price at year end	$24.83		16.08		26.47		34.00	40.31	38.41		23.88	22.69	22.56	14.63	14.25

Company-operated restaurants	8,959		9,000		8,378		7,652	6,059	5,433		4,887	4,294	3,783	3,216	2,733
Franchised restaurants	18,132		17,864		17,395		16,795	15,949	15,086		14,197	13,374	12,186	10,944	9,918
Affiliated restaurants	4,038		4,244		4,320		4,260	4,301	3,994		3,844	3,216	2,330	1,739	1,476

Total Systemwide restaurants	31,129		31,108		30,093		28,707	26,309	24,513		22,928	20,884	18,299	15,899	14,127

Franchised and affiliated sales(7)	$33,137		30,026		29,590		29,714	28,979	27,084		25,502	24,241	23,051	20,194	18,430

(1)	Includes pretax charges (substantially all non-cash) of $408 million ($323 million after tax or $0.25 per share) primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment. See other operating expense, net note to the consolidated financial statements for further details.
(2)	Includes pretax charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring certain international markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs. (The cash portion of these charges was approximately $100 million after tax.) See other operating expense, net note to the consolidated financial statements for further details.
(3)	Includes pretax operating charges of $378 million primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment as well as net pretax nonoperating income of $125 million primarily related to a gain on the initial public offering of McDonald’s Japan, for a total pretax expense of $253 million ($143 million after tax or $0.11 per share). (The cash portion of this net expense was approximately $100 million after tax.) See other operating expense, net note to the consolidated financial statements for further details. Net income also reflects an effective tax rate of 29.8 percent, primarily due to the benefit of tax law changes in certain international markets ($147 million).
(4)	Includes pretax charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of Made For You costs and $160 million related to a home office productivity initiative.
(5)	Includes a $37 million after-tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. See summary of significant accounting policies note to the consolidated financial statements for further details.
(6)	Includes a $99 million after-tax charge ($0.08 per share–basic and $0.07 per share–diluted) to reflect the cumulative effect of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. See summary of significant accounting policies note to the consolidated financial statements for further details. Adjusted for the nonamortization provisions of SFAS No. 142, net income per common share would have been $0.02 higher in 2001 and 2000 and $0.01 higher in 1996-1999.
(7)	While franchised and affiliated sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of the franchisee base.

8    McDonald’s Corporation

Item 7. Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

DESCRIPTION OF THE BUSINESS

The Company primarily operates and franchises McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, more than 8,000 are operated by the Company, approximately 18,000 are operated by franchisees and about 4,000 are operated by affiliates under license agreements. Regardless of who operates the restaurant, the Company generally owns the land and building or secures long-term leases for restaurant sites. This ensures long-term occupancy rights and helps control related costs.

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments. Fees vary by type of site, investment by the Company and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms.

We manage the business based on geographic segments: United States; Europe; Asia/Pacific, the Middle East and Africa (APMEA); Latin America and Canada. In addition, throughout this report we present a segment entitled “Other” that includes non-McDonald’s brands. The U.S. and Europe segments account for approximately 70% of total revenues. France, Germany and the United Kingdom account for about 65% of Europe’s revenues; Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method) account for about 45% of APMEA’s revenues; and Brazil accounts for about 40% of Latin America’s revenues. These seven markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

In analyzing business trends, management considers a variety of performance and financial measures including Systemwide sales growth, comparable sales growth and Company-operated margins. Systemwide sales include sales by all restaurants, whether operated by the Company, by franchisees or by affiliates. While sales by franchisees and affiliates are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because they are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of our franchisee base. Comparable sales are a key performance indicator used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales represent the percent change in constant currency sales from the same period in the prior year for all Systemwide restaurants in operation at least thirteen months. Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because the Company believes they better represent the underlying business trends.

STRATEGIC DIRECTION AND 2003 FINANCIAL PERFORMANCE

In 2001 and 2002, the Company’s results reflected a focus on growth through adding new restaurants, with associated high levels of capital expenditures and increasing levels of debt financing. This strategy, combined with challenging economic conditions and increased competition in certain key markets, adversely affected results and returns on investment.

In 2003, the Company introduced a comprehensive revitalization plan to increase McDonald’s relevance to today’s consumers as well as improve our financial discipline. We redefined our strategy to emphasize growth through adding more customers to existing restaurants. In line with this, we took a more disciplined approach to capital allocation and put a greater emphasis on controlling expenses. We aligned the System around our customer-focused Plan to Win, designed to deliver operational excellence and leadership marketing. This Plan contains aggressive goals and measures for success based on the five drivers of exceptional customer experiences—people, products, place, price and promotion.

Our near-term goal was to fortify the foundation of our business. Our long-term goal is to create a differentiated customer experience—one that builds brand loyalty—and enables us to deliver attractive top- and bottom-line growth and returns on a sustained basis. For 2005 and beyond, McDonald’s is targeting annual Systemwide sales and revenue growth of 3 percent to 5 percent, annual operating income growth of 6 percent to 7 percent and annual returns on incremental invested capital in the high teens. (Return on incremental invested capital is the change in operating income plus depreciation divided by the change in gross assets.) These targets exclude the impact of foreign currency translation.

We made significant progress in 2003 in operational excellence and leadership marketing. We improved our core menu and added several successful new products. We used more consistent, rigorous measurements such as evaluations by Company personnel, independent mystery shoppers and customer research to evaluate restaurant performance. Using this information, along with enhanced training and other processes, we have strengthened our operations. We have expanded our everyday value offerings, attracting more customer visits. We began to create more relevant

McDonald’s Corporation    9

restaurant environments by updating, rebuilding and relocating some of our restaurants. We also introduced our first global marketing strategy, embodied by the “i’m lovin’ it” theme, which emphasizes more contemporary music and images and is connecting with both our customers and our employees.

From a financial perspective, our results also improved in 2003. In concert with the Company’s strategic shift to emphasize growth from existing restaurants, management is focusing in particular on comparable sales and Company-operated margin trends, both of which gained momentum during the year. Performance in the U.S. was impressive, with robust annual comparable sales and margin increases. In Europe, while comparable sales were slightly negative for the year, they improved sequentially each quarter, as did Company-operated margins, compared with the prior year. APMEA’s comparable sales and Company-operated margins declined for the year, but both showed significant improvement in the second half.

As part of the Company’s revitalization plan, we eliminated projects not directly affecting our customers’ experience and narrowed non-McDonald’s brand activities. These actions along with the write down of a portion of our goodwill and restaurant assets resulted in the Company recording $408 million of pretax charges (primarily noncash) in 2003.

Highlights from the year included:

•	Comparable sales increased 2.4%, a significant improvement over the 2.1% decline in 2002.

•	Consolidated revenues increased 11% to a new record high of $17 billion. Excluding the positive impact of currency translation, revenues increased 6%.

•	Systemwide sales increased 11%. Excluding the positive impact of currency translation, Systemwide sales increased 5%.

•	Net income per common share totaled $1.15, compared with $0.70 in 2002.

•	Company-operated margins as a percent of sales improved 10 basis points, progressing toward our goal of increasing margins by 35 basis points per year beginning in 2005.

•	Cash from operations increased $400 million to $3.3 billion, primarily driven by higher sales at existing restaurants and stronger foreign currencies.

•	Capital expenditures were reduced by $700 million to $1.3 billion.

•	Debt pay-down totaled approximately $900 million.

•	The annual dividend increased 70% to more than $500 million.

•	Share repurchases totaled about $440 million.

OUTLOOK FOR 2004

We expect 2004 to be a year of ongoing progress in operational excellence, leadership marketing and key financial metrics. We will continue to focus our revitalization efforts on improving our customers’ experiences by providing better service, enhancing food taste, menu variety and value offerings, and creating more relevant marketing. While we are confident in our plans for 2004, we also are conscious of the challenges we face. For example, we must continue to deliver solid results in the U.S., a very competitive marketplace, despite sequentially more difficult sales comparisons. We believe that the combination of initiatives that benefited our U.S. business in 2003 will continue to create positive momentum in 2004.

Outside the U.S., some key markets must increase customer relevance, while others have economic challenges. We believe that we are in a better position to overcome these issues today than we have been for some time. Our plan is to leverage successes in the U.S. and other markets like Australia—such as more relevant menus, strong value platforms, creative marketing and better restaurant-level execution—to improve results in additional markets around the world.

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	Changes in constant currency Systemwide sales are driven by restaurant unit expansion and changes in comparable sales. The Company expects net restaurant additions to add approximately one percentage point to sales and operating income growth in 2004 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2003. The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure a one percentage point increase in U.S. comparable sales would impact annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would impact annual earnings per share by about 1.5 cents.

•	The Company expects full year 2004 selling, general & administrative expenses to be relatively flat to up slightly in constant currencies and to decline as a percent of revenues and Systemwide sales, compared with 2003. However, due to the timing of certain expenses, the Company expects selling, general & administrative expenses to increase in the first half of 2004 and to decline in the second half, compared with 2003.

•	A significant part of the Company’s operating income is from outside the U.S., and more than 70% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2003 average rates),

10    McDonald’s Corporation

the Company’s annual earnings per share would change by about 5 cents to 6 cents. In 2003, foreign currency translation benefited earnings per share by 7 cents.

•	For 2004, the Company expects its net debt principal repayments to be approximately $400 million to $700 million. However, despite lower average debt balances, the Company expects interest expense to be relatively flat compared with 2003 due to stronger foreign currencies.

•	The Company expects the effective income tax rate for 2004 to be between 32.5% and 33.5%.

•	The Company expects capital expenditures for 2004 to be approximately $1.5 billion to $1.6 billion.

•	The Company expects to return about $1 billion to shareholders through dividends and share repurchases in 2004.

A number of factors can affect our business, including effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-looking statements at the end of Management’s discussion and analysis.

CONSOLIDATED OPERATING RESULTS

Operating results

	2003		2002		2001
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$12,795	11%	$11,500	4%	$11,041
Revenues from franchised and affiliated restaurants	4,345	11	3,906	2	3,829

Total revenues	17,140	11	15,406	4	14,870

Operating costs and expenses
Company-operated restaurants	11,006	11	9,907	5	9,454
Franchised restaurants	938	12	840	5	800
Selling, general & administrative expenses	1,833	7	1,713	3	1,662
Other operating expense, net	531	(36)	833	nm	257

Total operating costs and expenses	14,308	8	13,293	9	12,173

Operating income	2,832	34	2,113	(22)	2,697

Interest expense	388	4	374	(17)	452
McDonald’s Japan IPO gain				nm	(137)
Nonoperating expense, net	98	27	77	48	52

Income before provision for income taxes and cumulative effect of accounting changes	2,346	41	1,662	(29)	2,330

Provision for income taxes	838	25	670	(3)	693

Income before cumulative effect of accounting changes	1,508	52	992	(39)	1,637
Cumulative effect of accounting changes, net of tax	(37)	nm	(99)	nm

Net income	$1,471	65%	$893	(45)%	$1,637

Per common share–diluted:
Income before cumulative effect of accounting changes	$1.18	53%	$.77	(38)%	$1.25
Cumulative effect of accounting changes	(.03)	nm	(.07)	nm
Net income	$1.15	64%	$.70	(44)%	$1.25

nm	Not meaningful.

STRATEGIC ACTIONS

In 2003, the Company eliminated projects not directly impacting its customers’ experience, narrowed its non-McDonald’s brand activities, aligned its System around a single action plan (Plan to Win), and re-established McDonald’s marketing leadership through the introduction of its first ever global brand strategy embodied by the “i’m lovin’ it” theme. These actions were consistent with management’s strategy of concentrating the Company’s capital and resources on the best near-term opportunities and avoiding those that distract from restaurant-level execution.

In 2002, the Company initiated actions designed to optimize restaurant operations and improve the business. They included the restructuring of certain international markets, the closing of a significant number of underperforming restaurants, the decision to terminate a long-term technology project, and the consolidation of certain home office facilities and elimination of positions to control costs, streamline operations and reallocate resources.

McDonald’s Corporation    11

In 2001, the Company also implemented structural changes and restaurant initiatives, primarily in the U.S. The changes included streamlining operations by reducing the number of U.S. regions and divisions, enabling the Company to combine staff functions and improve efficiency.

The Company recorded charges associated with certain of the above actions as “special items.” Special items generally represent actions or transactions related to the implementation of strategic initiatives of the Company, items that are unusual or infrequent in nature (such as the dispositions of certain non-McDonald’s brands in 2003 and the Japan IPO gain in 2001), and charges resulting from annual goodwill and asset impairment testing. McDonald’s management does not include these items when reviewing business performance trends because they do not believe these items are indicative of expected ongoing results.

On a pretax basis, the Company recorded $408 million of special charges in 2003, $853 million of special charges in 2002 and $253 million of special items in 2001. All special items were recorded in other operating expense, except as noted in the discussion that follows.

Special items–expense/(income)

	Pretax			After tax(2)			Per common share–diluted
IN MILLIONS, EXCEPT PER SHARE DATA	2003	2002	2001	2003	2002	2001	2003	2002	2001
Restructuring	$272	$267	$200	$183	$244	$136	$.14	$.19	$.11
Restaurant closings/asset impairment	136	402	135	140	336	107	.11	.26	.08
Other		184	55		120	37		.10	.03
McDonald’s Japan IPO gain			(137)			(137)			(.11)

Total special items(1)	$408	$853	$253	$323	$700	$143	$.25	$.55	$.11

(1)	See other operating expense, net note to the consolidated financial statements for a summary of the activity in the related liabilities. The Company expects to use cash provided by operations to fund the remaining employee severance and lease obligations associated with the special charges.
(2)	Certain special items were not tax-effected.

Restructuring

In 2003, the Company recorded $272 million of pretax charges consisting of: $237 million related to the loss on the sale of Donatos Pizzeria, the closing of all Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35 million related to revitalization plan actions of McDonald’s Japan, including headcount reductions, the closing of Pret A Manger stores in Japan, and the early termination of a long-term management services agreement.

In 2002, the Company recorded $267 million of net pretax charges consisting of: $201 million related to the anticipated transfer of ownership in five countries in the Middle East and Latin America to developmental licensees and ceasing operations in two countries in Latin America; $81 million primarily related to eliminating approximately 600 positions (about half of which were in the U.S. and half of which were in international markets), reallocating resources and consolidating certain home office facilities to control costs; and a $15 million favorable adjustment to the 2001 restructuring charge due to lower employee-related costs than originally anticipated. Under the developmental license business structure, which the Company successfully employs in about 30 markets outside the U.S. (approximately 400 restaurants), the licensee owns the business, including the real estate interest. While the Company generally does not have any capital invested in these markets, it receives a royalty based on a percent of sales.

In 2001, the Company recorded $200 million of pretax restructuring charges related to initiatives designed to improve the restaurant experience, primarily in the U.S. These initiatives included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions and improve efficiency. In connection with these initiatives, the Company eliminated approximately 850 positions (700 in the U.S., primarily in the divisions and regions, and 150 in international markets).

Restaurant closings/asset impairment

In 2003, the Company recorded $136 million of net pretax charges consisting of: $148 million primarily related to asset/goodwill impairment, mainly in Latin America; $30 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $42 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated. The lower closings were primarily due to management’s reassessment of the plans as a result of the new strategic direction of the Company.

In 2002, the Company recorded $402 million of pretax charges consisting of: $302 million related to management’s decision to close 751 underperforming restaurants primarily in the U.S. and Japan; and $100 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America. Most of the restaurants identified for closing had negative cash flows and/or very low annual sales volumes. Also, in many cases they would have required significant capital investment to remain financially viable.

12    McDonald’s Corporation

In 2001, the Company recorded $135 million of pretax charges consisting of: $91 million related to the closing of 163 underperforming restaurants in international markets; a $24 million asset impairment charge in Turkey; and $20 million related to the disposition of Aroma Café in the U.K.

Although restaurant closings occur each year, these restaurant closing charges in each year were identified as “special charges” because they were the result of separate intensive reviews by management in conjunction with other strategic actions.

Other

In 2002, the Company recorded $184 million of pretax charges consisting of: $170 million primarily related to the write-off of software development costs as a result of management’s decision to terminate a long-term technology project; and $14 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald’s restaurants due to a national strike. Although the terminated technology project was expected to deliver long-term benefits, it was no longer viewed as the best use of capital, as the anticipated Systemwide cost over several years was expected to be more than $1 billion.

In 2001, the Company recorded $55 million of pretax charges consisting of: $18 million primarily related to the write-off of certain technology costs; $12 million (recorded in nonoperating expense) primarily related to the write-off of a corporate investment; and $25 million primarily related to the unrecoverable costs incurred in connection with the theft of winning game pieces from the Company’s Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty individuals (none of whom were Company employees) were convicted of conspiracy and/or mail fraud charges.

McDonald’s Japan IPO gain

In 2001, McDonald’s Japan, the Company’s 50%-owned affiliate, completed an IPO of 12 million shares. The Company recorded a $137 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald’s Japan.

IMPACT OF FOREIGN CURRENCIES ON REPORTED RESULTS

While changing foreign currencies affect reported results, McDonald’s lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and by purchasing goods and services in local currencies.

In 2003, foreign currency translation had a positive impact on consolidated revenues, operating income and earnings per share due to the strengthening of several major currencies, primarily the Euro. In 2002, foreign currency translation had a minimal impact on revenues as the stronger Euro and British Pound were offset by weaker Latin American currencies (primarily the Argentine Peso, Brazilian Real and Venezuelan Bolivar). Operating income in 2002 was positively impacted by foreign currency translation primarily due to the stronger Euro and British Pound.

Impact of foreign currency translation on reported results

	Reported amount			Currency translation benefit (loss)
IN MILLIONS, EXCEPT PER SHARE DATA	2003	2002	2001	2003	2002	2001
Revenues	$17,140	$15,406	$14,870	$886	$15	$(457)
Company-operated margins(1)	1,695	1,513	1,525	101	29	(49)
Franchised margins(1)	3,405	3,064	3,028	195	39	(65)
Selling, general & administrative expenses	1,833	1,713	1,662	(68)	8	35
Operating income	2,832	2,113	2,697	189	90	(78)
Income before cumulative effect of accounting changes	1,508	992	1,637	89	42	(50)
Net income	1,471	893	1,637	89	42	(50)
Per common share–diluted:
Income before cumulative effect of accounting changes	1.18	.77	1.25	.07	.03	(.04)
Net income	1.15	.70	1.25	.07	.04	(.04)

(1)	Includes McDonald’s restaurants only.

McDonald’s Corporation    13

REVENUES

Consolidated revenue growth in 2003 was driven by stronger foreign currencies and a strong performance in the U.S. In 2002, consolidated revenue growth was driven by expansion and a higher percentage of Company-operated restaurants compared with 2001.

Revenues

	Amount			Increase (decrease)		Increase (decrease) excluding currency translation
DOLLARS IN MILLIONS	2003	2002	2001	2003	2002	2003	2002
Company-operated sales:
U.S.	$3,594	$3,172	$3,139	13%	1%	13%	1%
Europe	4,498	3,982	3,727	13	7	—	2
APMEA	2,158	2,115	1,938	2	9	(3)	8
Latin America	774	696	821	11	(15)	20	12
Canada	632	505	478	25	6	11	7
Other	1,139	1,030	938	11	10	10	10

Total	$12,795	$11,500	$11,041	11%	4%	6%	4%

Franchised and affiliated revenues:
U.S.	$2,445	$2,251	$2,257	9%	—	9%	—
Europe	1,377	1,154	1,025	19	13%	1	6%
APMEA	289	253	265	14	(5)	—	(6)
Latin America	85	118	150	(28)	(21)	(20)	(8)
Canada	146	128	130	14	(2)	1	—
Other	3	2	2	33	—	33	—

Total	$4,345	$3,906	$3,829	11%	2%	5%	1%

Total revenues:
U.S.	$6,039	$5,423	$5,396	11%	1%	11%	1%
Europe	5,875	5,136	4,752	14	8	—	3
APMEA	2,447	2,368	2,203	3	7	(3)	7
Latin America	859	814	971	6	(16)	14	9
Canada	778	633	608	23	4	9	6
Other	1,142	1,032	940	11	10	11	10

Total	$17,140	$15,406	$14,870	11%	4%	6%	4%

In the U.S., ongoing menu, service and value initiatives drove the increase in revenues in 2003 as the U.S. achieved its highest annual comparable sales increase since 1987. These initiatives included the introduction of Premium Salads and McGriddles breakfast sandwiches, the Dollar Menu, extended hours, a heightened focus on operations, more disciplined measurements and a new marketing direction. Results also reflected improvement in the U.S. economy in 2003. In 2002, revenues increased slightly due to restaurant expansion. Results in 2002, in part, reflected the overall slowdown in the restaurant industry and increased competition.

In 2003 and 2002, Europe’s revenues reflected strong performance in Russia driven by expansion and positive comparable sales, along with expansion in France. These results were partly offset by weak results in the U.K. and Germany, although Germany’s performance improved in the second half of 2003.

In 2003 and 2002, APMEA’s revenues benefited from positive comparable sales in Australia and expansion in China. Revenues were negatively affected in 2003 by weak results in Hong Kong, South Korea and Taiwan, compounded by consumer concerns about Severe Acute Respiratory Syndrome (SARS) in several markets in the first half of the year. In addition, Japan had negative comparable sales for 2003 and 2002, although the market’s performance improved in the fourth quarter of 2003. In 2002, revenues reflected a benefit from the restructuring of our ownership in the Philippines, effective July 2001, that resulted in the reclassification of franchised restaurants to Company-operated.

In Latin America, revenues in 2003 increased in constant currencies primarily due to a higher percentage of Company-operated restaurants. The increase in revenues in 2002 was primarily due to positive comparable sales in Brazil and expansion in Mexico.

14    McDonald’s Corporation

The following tables present Systemwide sales growth rates and the increase or decrease in comparable sales.

Systemwide sales

	Increase (decrease)			Increase (decrease) excluding currency translation
	2003	2002	2001	2003	2002	2001
U.S.	9%	1%	2%	9%	1%	2%
Europe	18	11	1	2	5	5
APMEA	6	(3)	(6)	(2)	(3)	3
Latin America	(4)	(17)	(3)	4	4	6
Canada	17	1	—	4	2	5
Other	10	9	61	10	9	62

Total	11%	2%	1%	5%	2%	4%

Comparable sales–McDonald’s restaurants

	Increase (decrease)
	2003	2002	2001
U.S.	6.4%	(1.5)%	0.1%
Europe	(0.9)	1.0	(1.4)
APMEA	(4.2)	(8.5)	(4.8)
Latin America	2.3	1.0	(3.9)
Canada	—	(2.5)	1.3

Total	2.4%	(2.1)%	(1.3)%

OPERATING INCOME

Consolidated operating income in 2003 included higher combined operating margin dollars, higher selling, general & administrative expenses and lower gains on sales of restaurant businesses compared with 2002. Operating income in 2002 included higher combined operating margin dollars, higher selling, general & administrative expenses and a net loss from our Japanese affiliate compared with earnings in 2001. In all three years, the Company recorded special charges that are included in these results.

Operating income

	Amount			Increase (decrease)		Increase (decrease) excluding currency translation
DOLLARS IN MILLIONS	2003	2002	2001	2003	2002	2003	2002
U.S.	$1,982	$1,673	$1,622	18%	3%	18%	3%
Europe	1,339	1,022	1,063	31	(4)	13	(8)
APMEA	226	64	325	nm	(80)	nm	(81)
Latin America	(171)	(133)	11	(28)	nm	(7)	nm
Canada	163	125	124	30	1	15	3
Other	(295)	(66)	(66)	nm	—	nm	—
Corporate	(412)	(572)	(382)	28	(50)	28	(50)

Total	$2,832	$2,113	$2,697	34%	(22)%	25%	(25)%

nm	Not meaningful.

McDonald’s Corporation    15

The following table presents the special charges included in operating income by segment for 2003, 2002 and 2001.

Special charges

IN MILLIONS	U.S.	Europe	APMEA	Latin America	Canada	Other	Corporate	Consolidated
2003
Restructuring			$35			$237		$272
Restaurant closings/asset impairment(1)	$(11)	$(20)	20	$109	$(1)	29	$10	136

Total	(11)	(20)	55	109	(1)	266	10	408
Currency translation benefit (loss)		3	(5)	(20)		(11)		(33)

Total excluding currency translation	$(11)	$(17)	$50	$89	$(1)	$255	$10	$375

2002
Restructuring	$25	$9	$141	$66	$2	$3	$21	$267
Restaurant closings/asset impairment	74	135	81	62	4	31	15	402
Other		4		14	4		162	184

Total	99	148	222	142	10	34	198	853
Currency translation benefit (loss)		(17)	(3)	23				3

Total excluding currency translation	$99	$131	$219	$165	$10	$34	$198	$856

2001
Restructuring	$156	$7	$3	$3	$6	$5	$20	$200
Restaurant closings/asset impairment		39	35	37	4	20		135
Other	25		4				14	43

Total	181	46	42	40	10	25	34	378
Currency translation benefit (loss)		(1)	1	6				6

Total excluding currency translation	$181	$45	$43	$46	$10	$25	$34	$384

(1)	Bracketed amounts resulted from favorable adjustments to 2002 charges primarily due to fewer than anticipated restaurant closings.

In 2003, U.S. operating income included higher combined operating margin dollars, higher selling, general & administrative expenses and higher other operating expenses (excluding special charges). U.S. operating income in 2002 included lower combined operating margin dollars, lower selling, general & administrative expenses and lower other operating income (excluding special charges).

Europe’s constant currency results in 2003 and 2002 benefited from strong performances in France and Russia. However, difficult economic conditions in Germany and weak results in the U.K. negatively impacted results in both years. Despite the difficult economic conditions, Germany’s performance improved in the second half of 2003.

APMEA’s constant currency results in 2003 reflected strong results in Australia. However, weak results in most other markets, compounded by concerns about SARS in certain markets, negatively impacted the segment. In 2002, strong results in Australia were more than offset by weak results in Japan and Hong Kong.

Latin America’s operating income in constant currencies significantly declined in both 2003 and 2002 due to the continuing difficult economic conditions experienced by several key markets in the segment. In addition, Latin America’s results for both years were negatively impacted by higher provisions for uncollectible receivables. The Company is currently in litigation with about one-third of the franchisees in Brazil, which is negatively impacting the Company’s results in Latin America. We expect this to continue in the near term.

16    McDonald’s Corporation

OPERATING MARGINS

Operating margin information and discussions relate to McDonald’s restaurants only and exclude non-McDonald’s brands.

Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $182 million or 12% (5% in constant currencies) in 2003 and declined $12 million or 1% (3% in constant currencies) in 2002. The constant currency increase in 2003 was primarily due to strong comparable sales in the U.S. The constant currency decrease in 2002 was primarily due to negative comparable sales and higher labor rates, partly offset by restaurant expansion.

Company-operated margins–McDonald’s restaurants

IN MILLIONS	2003	2002	2001
U.S.	$635	$507	$501
Europe	708	631	626
APMEA	213	239	240
Latin America	47	66	83
Canada	92	70	75

Total	$1,695	$1,513	$1,525

PERCENT OF SALES
U.S.	17.7%	16.0%	16.0%
Europe	15.7	15.9	16.8
APMEA	9.9	11.3	12.4
Latin America	6.1	9.4	10.1
Canada	14.6	13.7	15.6

Total	14.5%	14.4%	15.1%

Operating cost trends as a percent of sales were as follows: food & paper costs decreased in 2003 and 2002, payroll costs were flat in 2003 and increased in 2002, and occupancy & other operating expenses increased in both years.

The U.S. Company-operated margin percent increased in 2003 primarily due to positive comparable sales and lower payroll as a percent of sales due to improved productivity and lower wage inflation. Higher commodity costs partly offset these trends. In 2002, the U.S. Company-operated margin percent benefited from the elimination of goodwill amortization and a lower advertising contribution rate, while weak comparable sales and higher labor costs negatively impacted the margin.

In 2003, Europe’s Company-operated margin percent reflected weak performance in the U.K. (which has the largest number of Company-operated restaurants in Europe), partly offset by improved margin performance in Germany and France. In 2002, Europe’s Company-operated margin percent reflected higher labor costs and an increase in occupancy & other operating expenses.

Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 65% of the combined operating margins in 2003, 2002 and 2001. Franchised margin dollars increased $341 million or 11% (5% in constant currencies) in 2003 and $36 million or 1% (flat in constant currencies) in 2002.

Franchised margins–McDonald’s restaurants

IN MILLIONS	2003	2002	2001
U.S.	$1,945	$1,781	$1,799
Europe	1,044	885	792
APMEA	248	217	229
Latin America	54	79	103
Canada	114	102	105

Total	$3,405	$3,064	$3,028

PERCENT OF REVENUES
U.S.	79.5%	79.1%	79.7%
Europe	75.8	76.7	77.2
APMEA	85.6	85.8	86.2
Latin America	64.3	66.9	68.4
Canada	78.2	79.2	80.4

Total	78.4%	78.5%	79.1%

The consolidated franchised margin percent declined slightly in 2003 as positive comparable sales were offset by higher occupancy costs, due in part to an increased proportion of leased sites. The decline in the consolidated franchised margin percent in 2002 reflected negative comparable sales, higher rent assistance to franchisees primarily in the U.S. and Europe, and higher occupancy costs, due in part to an increased proportion of leased sites.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses increased 7% in 2003 and 3% in 2002 (3% and 4% in constant currencies). The constant currency increase in 2003 was primarily due to higher performance-based incentive compensation, as well as severance and other costs associated with the strategic decision to reduce restaurant openings. The constant currency increase in 2002 was primarily due to higher spending on technology in the Corporate segment, higher advertising expenses in the U.S. primarily related to the introduction of the Dollar Menu, and higher expenses for non-McDonald’s brands.

McDonald’s Corporation    17

Selling, general & administrative expenses as a percent of revenues declined to 10.7% in 2003 compared with 11.1% in 2002 and 11.2% in 2001, and selling, general & administrative expenses as a percent of Systemwide sales declined to 4.0% in 2003 compared with 4.1% in 2002 and 2001. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales as well as revenues is meaningful because these costs are incurred to support Systemwide restaurants.

Selling, general & administrative expenses

	Amount			Increase (decrease)		Increase (decrease) excluding currency translation
DOLLARS IN MILLIONS	2003	2002	2001	2003	2002	2003	2002
U.S.	$567	$558	$563	2%	(1)%	2%	(1)%
Europe	424	359	328	18	9	2	4
APMEA	173	158	152	10	4	2	3
Latin America	102	102	126	—	(19)	8	3
Canada	54	49	51	9	(3)	(3)	(2)
Other	115	114	102	1	13	—	12
Corporate(1)	398	373	340	7	10	7	10

Total	$1,833	$1,713	$1,662	7%	3%	3%	4%

(1)	Corporate expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, supply chain management and training.

OTHER OPERATING EXPENSE, NET

Other operating (income) expense, net

DOLLARS IN MILLIONS	2003	2002	2001
Gains on sales of restaurant businesses	$(55)	$(114)	$(112)
Equity in earnings of unconsolidated affiliates	(37)	(24)	(63)
Special charges(1)	408	853	378
Other expense	215	118	54

Total	$531	$833	$257

(1)	See other operating expense, net note to the consolidated financial statements for a discussion of the special charges and a summary of the activity in the related liabilities.

Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company expects lower gains on sales of restaurant businesses in 2004 compared with 2003.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates—businesses in which the Company actively participates but does not control—is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. The increase in 2003 was primarily due to strong results in the U.S. The decrease in 2002 was due to a net loss from our Japanese affiliate compared with earnings in 2001.

Other expense

Other expense in 2003 reflected higher losses on asset dispositions, higher provisions for uncollectible receivables (primarily in Latin America), and costs in the U.S. related to sites that will no longer be developed as a result of management’s decision to significantly reduce capital expenditures. Other expense in 2002 reflected payments to U.S. owner/operators to facilitate the introduction of a new front counter service system and higher provisions for uncollectible receivables (primarily in Europe and Latin America), partly offset by a benefit from the elimination of goodwill amortization. The Company expects lower other expense in 2004 compared with 2003.

INTEREST EXPENSE

Interest expense increased in 2003 due to stronger foreign currencies, partly offset by lower average debt levels and interest rates. Interest expense decreased in 2002 due to lower average interest rates, partly offset by higher average debt levels and stronger foreign currencies.

NONOPERATING EXPENSE, NET

Nonoperating expense includes miscellaneous income and expense items such as interest income, minority interests, and gains and losses related to other investments, financings and foreign currency translation. Nonoperating expense in 2003 reflected an $11 million loss on the early extinguishment of $200 million of debt as well as higher foreign currency translation losses compared with 2002. Nonoperating expense in 2002 reflected higher minority interest expense and foreign currency translation losses in 2002 compared with foreign currency translation gains

18    McDonald’s Corporation

in 2001. In addition, nonoperating expense in 2001 included $12 million primarily related to the write-off of a corporate investment as well as minority interest expense related to the sale of real estate in Singapore.

PROVISION FOR INCOME TAXES

The following table presents the reported effective income tax rates as well as the effective income tax rates before special items.

	2003	2002	2001
Reported effective income tax rates	35.7%	40.3%	29.8%
Impact of special items(1)	(2.2)	(7.6)	1.3

Effective income tax rates before special items	33.5%	32.7%	31.1%

(1) Certain special items were not tax-effected.

The 2001 effective income tax rate reflected a benefit from the impact of tax law changes in certain international markets.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1,032 million in 2003 and $867 million in 2002. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. See summary of significant accounting policies note to the consolidated financial statements for further discussion.

CASH FLOWS

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending. Cash from operations totaled $3.3 billion and exceeded capital expenditures by $2.0 billion in 2003, while cash from operations totaled $2.9 billion and exceeded capital expenditures by $0.9 billion in 2002. Cash provided by operations, along with borrowings and other sources of cash, is used for capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations

DOLLARS IN MILLIONS	2003	2002	2001
Cash provided by operations	$3,269	$2,890	$2,688
Cash provided by operations as a percent of capital expenditures	250%	144%	141%

In addition to its cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company purposefully maintains a relatively low current ratio, which was .76 at year-end 2003.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES

As a result of the Company strategically shifting its focus from adding new restaurants to building sales at existing restaurants, the Company significantly reduced capital expenditures and restaurant openings in 2003 compared with 2002 and 2001.

In 2003, the Company opened 513 traditional McDonald’s restaurants and 319 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 486 traditional restaurants and 184 satellite restaurants. In 2002, the Company opened 1,247 traditional McDonald’s restaurants and 392 satellite restaurants, and closed 474 traditional restaurants and 158 satellite restaurants. About 65% of McDonald’s restaurant additions occurred in the major markets in 2003.

Systemwide restaurants at year end(1)

	2003	2002	2001
U.S.	13,609	13,491	13,099
Europe	6,186	6,070	5,794
APMEA	7,475	7,555	7,321
Latin America	1,578	1,605	1,581
Canada	1,339	1,304	1,223
Other	942	1,083	1,075

Total	31,129	31,108	30,093

(1)	Includes satellite units at December 31, 2003, 2002 and 2001 as follows: U.S.–1,307, 1,159, 1,004; Europe–150, 102, 63; APMEA (primarily Japan)–1,841, 1,923, 1,879; Latin America–20, 19, 46; and Canada–350, 330, 307.

In 2004, the Company expects to open about 550 traditional McDonald’s restaurants and 300 satellite restaurants and close about 300 traditional restaurants and 100 satellite restaurants.

Approximately 60% of Company-operated restaurants and more than 85% of franchised restaurants were located in the major markets at the end of 2003. Franchisees and affiliates operated 73% of McDonald’s restaurants at year-end 2003. Non-McDonald’s brand restaurants are primarily Company-operated.

Capital expenditures decreased $697 million or 35% in 2003 and increased $98 million or 5% in 2002. The decrease in capital expenditures in 2003 was primarily due to lower restaurant openings, consistent with our shift in strategic focus, partly offset by stronger foreign currencies (foreign currency translation increased capital expenditures by $73 million). The increase in 2002 was primarily due to higher spending in the U.S. and Canada, partly offset by lower capital expenditures for new restaurants in Latin America. Capital expenditures for McDonald’s restaurants

McDonald’s Corporation    19

in 2003, 2002 and 2001 reflected the leasing of a higher proportion of new sites and a program that gave U.S. franchisees the option to purchase new restaurant buildings.

During 2003, the Company began to phase out the option for U.S. franchisees to purchase new restaurant buildings. Consequently, the Company is currently purchasing most buildings and, as a result, collects additional rent from the franchisees.

Capital expenditures invested in major markets excluding Japan represented approximately 70% of the total in 2003 and 2002 and 60% in 2001. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

IN MILLIONS	2003	2002	2001
New restaurants	$617	$1,161	$1,198
Existing restaurants(1)	564	659	571
Other properties(2)	126	184	137

Total	$1,307	$2,004	$1,906

Total assets	$25,525	$23,971	$22,535

(1)	Includes technology to improve service and food quality and enhancements to facilities to achieve higher levels of customer satisfaction.
(2)	Primarily computer equipment and furnishings for office buildings.

Capital expenditures for new restaurants decreased $544 million or 47% in 2003 because the Company opened fewer restaurants and concentrated new restaurant investments in markets with acceptable returns or opportunities for long-term growth. While capital expenditures for existing restaurants decreased in 2003, they increased as a percentage of total capital spending. This is due to the Company’s focus on growing sales at existing restaurants including reinvestment initiatives such as restaurant reimaging in several markets around the world, including the U.S.

Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment owned by the Company, are managed through the use of optimally sized restaurants, construction and design efficiencies, standardization and global sourcing. In addition, foreign currency fluctuations affect average development costs. In 2004, the Company is targeting eleven consolidated markets, including the U.S., for opening ten or more restaurants. Although the Company is not responsible for all costs on every restaurant opened, in 2003 total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants averaged approximately $1.8 million in the U.S. and approximately $1.7 million in the ten markets outside the U.S.

The Company and its affiliates owned about 37% of the land and 60% of the buildings for its restaurants at year-end 2003 and 2002.

SHARE REPURCHASES AND DIVIDENDS

During 2003, the Company acquired 18.9 million shares of McDonald’s stock for approximately $439 million under a $5.0 billion share repurchase program authorized in 2001. Through 2003, 39.0 million shares for $975 million have been repurchased under this program.

The Company has paid dividends on its common stock for 28 consecutive years and has increased the dividend amount every year. In 2003, the Company declared a 70% increase in the annual dividend to $504 million, reflecting the Company’s confidence in the ongoing strength and reliability of its cash flow, the positive results from its revitalization efforts and favorable changes in the U.S. tax law. As in the past, future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. Cash dividends are declared and paid on an annual basis.

FINANCIAL POSITION AND CAPITAL RESOURCES

TOTAL ASSETS AND RETURNS

Total assets grew by $1.6 billion or 6% in 2003 and $1.4 billion or 6% in 2002. Changes in foreign currency exchange rates increased total assets by approximately $1.9 billion in 2003 and $785 million in 2002. At year-end 2003 and 2002, approximately 65% of consolidated assets was located in the major markets excluding Japan. Net property and equipment rose $1.3 billion in 2003 and represented 78% of total assets at year end.

Operating income is used to compute return on average assets, while income before the cumulative effect of accounting changes is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2003	2002	2001
Return on average assets	11.4%	9.2%	12.3%
Return on average common equity	13.3	9.8	17.5

Special charges reduced return on average assets by 1.4% points in 2003, 3.6% points in 2002 and 1.8% points in 2001. In addition, these charges reduced return on average common equity by 2.8% points in 2003, 7.0% points in 2002 and 1.6% points in 2001. In 2003, return on average assets and return on average common equity both began to stabilize due to strong operating results in the U.S., partly offset by continued weak operating results in most markets in APMEA and Latin America. In 2002, return on average assets and return on average common equity both declined, primarily due to weak operating results in APMEA and Latin America. During 2004, the Company will continue to concentrate McDonald’s restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth.

20    McDonald’s Corporation

FINANCINGS AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2003 totaled $9.7 billion compared with $10.0 billion at December 31, 2002. The net decrease in 2003 was due to net payments ($892 million) and SFAS No. 133 noncash fair value adjustments ($44 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($686 million).

Debt highlights(1)

	2003	2002	2001
Fixed-rate debt as a percent of total debt(2,3)	62%	62%	45%
Weighted-average annual interest rate of total debt	4.1	4.1	5.4
Foreign currency-denominated debt as a percent of total debt(2,3)	71	64	57
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	44	48	48
Cash provided by operations as a percent of total debt(2)	35	30	30

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.
(2)	Based on debt obligations before the effect of SFAS No. 133 fair value adjustments.
(3)	Includes the effect of interest rate and foreign currency exchange agreements.

Moody’s, Standard & Poor’s and Fitch currently rate McDonald’s commercial paper P-1, A-1 and F1; and its long-term debt A2, A and A, respectively. Historically the Company has not experienced difficulty in obtaining financing or refinancing existing debt. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also looks at similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt using a multiple of eight times rent expense after considering certain adjustments to more accurately reflect its total aggregate lease commitments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 20% of Company-operated restaurant leases outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by approximately half of the annual minimum rent payments due to the Company from franchisees operating on leased sites.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. The Company has $1.3 billion available under committed line of credit agreements (see debt financing note to the consolidated financial statements) as well as $1.6 billion under a U.S. shelf registration and $607 million under a Euro Medium-Term Notes program for future debt issuance.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives were recorded at fair value in the Company’s Consolidated balance sheet at December 31, 2003 and 2002 as follows: miscellaneous other assets–$102 million and $134 million; other long-term liabilities (excluding interest)–$136 million and $39 million; and accrued payroll and other liabilities–$29 million and $24 million. See summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No.133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency denominated debt, including the effects of foreign currency exchange agreements, was $6.8 billion at year-end 2003 and $6.2 billion at year-end 2002. In addition, where practical, McDonald’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2003, the Company was required to post collateral of $11.6 million, and at December 31, 2002, collateral of $2.2 million was posted by a counterparty.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

IN MILLIONS OF U.S. DOLLARS	2003	2002
Euro	$1,922	$1,536
Canadian Dollars	1,086	808
Australian Dollars	781	620
British Pounds Sterling	741	700
Brazilian Reais	365	385

McDonald’s Corporation    21

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels or local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2003 levels nor a 10% adverse change in foreign currency rates from 2003 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2003. (See discussions of cash flows, financial position and capital resources as well as the Notes to the December 31, 2003 consolidated financial statements for further details.)

	Contractual cash outflows		Contractual cash inflows
IN MILLIONS	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2004	$998	$388	$1,804
2005	939	1,371	1,761
2006	877	1,941	1,715
2007	815	667	1,663
2008	758	851	1,611
Thereafter	6,531	4,191	12,987

Total	$10,918	$9,409	$21,541

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $750 million in 2006 and $500 million thereafter, as they are supported by long-term line of credit agreements. Debt obligations do not include $321 million of SFAS No.133 noncash fair value adjustments.

The Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to make tax-deferred contributions and receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Supplemental Plan are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $329 million at December 31, 2003 and $297 million at December 31, 2002, and were included in other long-term liabilities in the Consolidated balance sheet.

In addition to long-term obligations, the Company had guaranteed certain affiliate and other loans totaling $89 million at December 31, 2003.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies the following involve a higher degree of judgment and/or complexity.

Property and Equipment

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

22    McDonald’s Corporation

Long-Lived Assets

Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. (The biggest assumption impacting estimated future cash flows is the estimated change in comparable sales.) Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges.

Restructuring and Litigation Accruals

The Company has recorded charges related to restructuring markets, closing restaurants, eliminating positions and other strategic changes. The accruals recorded included estimates pertaining to employee termination costs, number of restaurants to be closed and remaining lease obligations for closed facilities. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

From time to time, the Company is subject to proceedings, lawsuits and other claims related to franchisees, suppliers, employees, customers, competitors and intellectual property. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

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

Deferred U.S. income taxes have not been recorded for basis differences totaling $4.2 billion related to investments in certain foreign subsidiaries or affiliates. The basis differences consist primarily of undistributed earnings considered permanently invested in the businesses. If management’s intentions change in the future, deferred taxes may need to be provided.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.

EFFECTS OF CHANGING PRICES – INFLATION

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings—many of which are at fixed costs and partly financed by debt made less expensive by inflation.

FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are included in this report. They use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. These statements reflect management’s current expectations regarding future events and operating performance and speak only as of the date of this report. These forward-looking statements involve a number of risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those expressed in or underlying our forward-looking statements: effectiveness of operating initiatives; success in advertising and promotional efforts; changes in global and local business and economic conditions, including their impact on consumer confidence; fluctuations in currency exchange and interest rates; food, labor and other operating costs; political or economic instability in local markets, including the effects of war and terrorist activities; competition, including pricing and marketing initiatives and new product offerings by the Company’s competitors; consumer preferences or perceptions concerning the Company’s product offerings; spending patterns and demographic trends; availability of qualified restaurant personnel; severe weather conditions; existence of positive or negative publicity regarding the Company or its industry generally; effects of legal claims; cost and deployment of capital; changes in future effective tax rates; changes in governmental regulations; and changes in applicable accounting policies and practices. The foregoing list of important factors is not all-inclusive.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

McDonald’s Corporation    23

Item 7A. Quantitative and qualitative disclosures about market risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 21 of this Form 10-K.

Item 8. Financial statements and supplementary data

24    McDonald’s Corporation

Consolidated statement of income

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2003	2002	2001
REVENUES
Sales by Company-operated restaurants	$12,795.4	$11,499.6	$11,040.7
Revenues from franchised and affiliated restaurants	4,345.1	3,906.1	3,829.3

Total revenues	17,140.5	15,405.7	14,870.0

OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	4,314.8	3,917.4	3,802.1
Payroll & employee benefits	3,411.4	3,078.2	2,901.2
Occupancy & other operating expenses	3,279.8	2,911.0	2,750.4
Franchised restaurants–occupancy expenses	937.7	840.1	800.2
Selling, general & administrative expenses	1,833.0	1,712.8	1,661.7
Other operating expense, net	531.6	833.3	257.4

Total operating costs and expenses	14,308.3	13,292.8	12,173.0

Operating income	2,832.2	2,112.9	2,697.0

Interest expense–net of capitalized interest of $7.8, $14.3 and $15.2	388.0	374.1	452.4
McDonald’s Japan IPO gain			(137.1)
Nonoperating expense, net	97.8	76.7	52.0

Income before provision for income taxes and cumulative effect of accounting changes	2,346.4	1,662.1	2,329.7

Provision for income taxes	838.2	670.0	693.1

Income before cumulative effect of accounting changes	1,508.2	992.1	1,636.6

Cumulative effect of accounting changes, net of tax benefits of $9.4 and $17.6	(36.8)	(98.6)

Net income	$1,471.4	$893.5	$1,636.6

Per common share–basic:
Income before cumulative effect of accounting changes	$1.19	$.78	$1.27
Cumulative effect of accounting changes	(.03)	(.08)
Net income	$1.16	$.70	$1.27

Per common share–diluted:
Income before cumulative effect of accounting changes	$1.18	$.77	$1.25
Cumulative effect of accounting changes	(.03)	(.07)
Net income	$1.15	$.70	$1.25

Dividends per common share	$.40	$.24	$.23

Weighted-average shares outstanding–basic	1,269.8	1,273.1	1,289.7
Weighted-average shares outstanding–diluted	1,276.5	1,281.5	1,309.3

See notes to consolidated financial statements.

McDonald’s Corporation    25

Consolidated balance sheet

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2003	2002
ASSETS
Current assets
Cash and equivalents	$492.8	$330.4
Accounts and notes receivable	734.5	855.3
Inventories, at cost, not in excess of market	129.4	111.7
Prepaid expenses and other current assets	528.7	418.0

Total current assets	1,885.4	1,715.4

Other assets
Investments in and advances to affiliates	1,089.6	1,037.7
Goodwill, net	1,665.1	1,558.5
Miscellaneous	960.3	1,075.5

Total other assets	3,715.0	3,671.7

Property and equipment
Property and equipment, at cost	28,740.2	26,218.6
Accumulated depreciation and amortization	(8,815.5)	(7,635.2)

Net property and equipment	19,924.7	18,583.4

Total assets	$25,525.1	$23,970.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$577.4	$635.8
Income taxes	71.5	16.3
Other taxes	222.0	191.8
Accrued interest	193.1	199.4
Accrued restructuring and restaurant closing costs	115.7	328.5
Accrued payroll and other liabilities	918.1	774.7
Current maturities of long-term debt	388.0	275.8

Total current liabilities	2,485.8	2,422.3

Long-term debt	9,342.5	9,703.6
Other long-term liabilities and minority interests	699.8	560.0
Deferred income taxes	1,015.1	1,003.7
Shareholders’ equity
Preferred stock, no par value; authorized–165.0 million shares; issued–none
Common stock, $.01 par value; authorized–3.5 billion shares; issued–1,660.6 million shares	16.6	16.6
Additional paid-in capital	1,837.5	1,747.3
Unearned ESOP compensation	(90.5)	(98.4)
Retained earnings	20,172.3	19,204.4
Accumulated other comprehensive income (loss)	(635.5)	(1,601.3)
Common stock in treasury, at cost; 398.7 and 392.4 million shares	(9,318.5)	(8,987.7)

Total shareholders’ equity	11,981.9	10,280.9

Total liabilities and shareholders’ equity	$25,525.1	$23,970.5

See notes to consolidated financial statements.

26    McDonald’s Corporation

Consolidated statement of cash flows

	Years ended December 31,
IN MILLIONS	2003	2002	2001
Operating activities
Net income	$1,471.4	$893.5	$1,636.6
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting changes	36.8	98.6
Depreciation and amortization	1,148.2	1,050.8	1,086.3
Deferred income taxes	181.4	(44.6)	(87.6)
Changes in working capital items
Accounts receivable	64.0	1.6	(104.7)
Inventories, prepaid expenses and other current assets	(30.2)	(38.1)	(62.9)
Accounts payable	(77.6)	(11.2)	10.2
Taxes and other accrued liabilities	(147.2)	448.0	270.4
Other (including noncash portion of special items)	622.0	491.5	(60.0)

Cash provided by operations	3,268.8	2,890.1	2,688.3

Investing activities
Property and equipment expenditures	(1,307.4)	(2,003.8)	(1,906.2)
Purchases of restaurant businesses	(375.8)	(548.4)	(331.6)
Sales of restaurant businesses and property	390.6	369.5	375.9
Other	(77.0)	(283.9)	(206.3)

Cash used for investing activities	(1,369.6)	(2,466.6)	(2,068.2)

Financing activities
Net short-term repayments	(533.5)	(606.8)	(248.0)
Long-term financing issuances	398.1	1,502.6	1,694.7
Long-term financing repayments	(756.2)	(750.3)	(919.4)
Treasury stock purchases	(391.0)	(670.2)	(1,068.1)
Common stock dividends	(503.5)	(297.4)	(287.7)
Other	49.3	310.9	204.8

Cash used for financing activities	(1,736.8)	(511.2)	(623.7)

Cash and equivalents increase (decrease)	162.4	(87.7)	(3.6)

Cash and equivalents at beginning of year	330.4	418.1	421.7

Cash and equivalents at end of year	$492.8	$330.4	$418.1

Supplemental cash flow disclosures
Interest paid	$426.9	$359.7	$446.9
Income taxes paid	608.5	572.2	773.8

See notes to consolidated financial statements.

McDonald’s Corporation    27

Consolidated statement of shareholders’ equity

IN MILLIONS, EXCEPT PER SHARE DATA	Common stock issued		Additional paid-in Capital	Unearned ESOP compensation	Retained earnings	Accumulated other comprehensive income (loss)		Common stock in treasury		Total shareholders’ equity
						Deferred hedging adjustment	Foreign currency translation
	Shares	Amount						Shares	Amount
Balance at December 31, 2000	1,660.6	$16.6	$1,441.8	$(115.0)	$17,259.4	$—	$(1,287.3)	(355.7)	$(8,111.1)	$9,204.4
Net income					1,636.6					1,636.6
Translation adjustments (including taxes of $65.7)							(412.2)			(412.2)
SFAS No.133 transition adjustment (including tax benefits of $9.2)						(17.0)				(17.0)
Fair value adjustments–cash flow hedges (including taxes of $1.4)						7.7				7.7
Comprehensive income										1,215.1
Common stock cash dividends ($.23 per share)					(287.7)					(287.7)
ESOP loan payment				8.0						8.0
Treasury stock purchases								(36.1)	(1,090.2)	(1,090.2)
Common equity put option issuances and expirations, net and forward contracts									199.2	199.2
Stock option exercises and other (including tax benefits of $70.0)			149.4	0.3				11.9	89.9	239.6

Balance at December 31, 2001	1,660.6	16.6	1,591.2	(106.7)	18,608.3	(9.3)	(1,699.5)	(379.9)	(8,912.2)	9,488.4

Net income					893.5					893.5
Translation adjustments (including tax benefits of $150.5)							106.7			106.7
Fair value adjustments–cash flow hedges (including tax benefits of $3.5)						0.8				0.8
Comprehensive income										1,001.0
Common stock cash dividends ($.24 per share)					(297.4)					(297.4)
ESOP loan payment				7.4						7.4
Treasury stock purchases								(25.6)	(686.9)	(686.9)
Common equity put option expirations and forward contracts settled									500.8	500.8
Stock option exercises and other (including tax benefits of $61.3)			156.1	0.9				13.1	110.6	267.6

Balance at December 31, 2002	1,660.6	16.6	1,747.3	(98.4)	19,204.4	(8.5)	(1,592.8)	(392.4)	(8,987.7)	10,280.9

Net income					1,471.4					1,471.4
Translation adjustments (including tax benefits of $203.2)							957.8			957.8
Fair value adjustments–cash flow hedges (including taxes of $1.6)						8.0				8.0
Comprehensive income										2,437.2
Common stock cash dividends ($.40 per share)					(503.5)					(503.5)
ESOP loan payment				7.2						7.2
Treasury stock purchases								(18.9)	(438.7)	(438.7)
Stock option exercises and other (including tax benefits of $20.5)			90.2	0.7				12.6	107.9	198.8

Balance at December 31, 2003	1,660.6	$16.6	$1,837.5	$(90.5)	$20,172.3	$(0.5)	$(635.0)	(398.7)	$(9,318.5)	$11,981.9

See notes to consolidated financial Statements.

28    McDonald’s Corporation

Notes to consolidated financial statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company primarily operates and franchises McDonald’s restaurants in the food service industry. The Company also operates Boston Market and Chipotle Mexican Grill in the U.S. and has a minority ownership in U.K.-based Pret A Manger. In December 2003, the Company sold its Donatos Pizzeria business.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees), or by affiliates operating under license agreements.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Substantially all investments in affiliates owned 50% or less (primarily McDonald’s Japan) are accounted for by the equity method.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. Sales by Company-operated restaurants are recognized on a cash basis. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees and royalties received from foreign affiliates and developmental licensees. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

FOREIGN CURRENCY TRANSLATION

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for a small number of countries with hyperinflationary economies, where the functional currency is the U.S. Dollar.

ADVERTISING COSTS

Advertising costs included in costs of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2003–$596.7; 2002–$532.3; 2001–$521.5. Production costs for radio and television advertising, primarily in the U.S., are expensed when the commercials are initially aired. These production costs as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2003–$113.1; 2002–$115.3; 2001–$79.4. In addition, significant advertising costs are incurred by franchisees through advertising cooperatives in individual markets.

STOCK-BASED COMPENSATION

The Company accounts for all stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25. The Company discloses pro forma net income and net income per common share, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation.

The pro forma information was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an option pricing model. The model was designed to estimate the fair value of exchange-traded options that, unlike employee stock options, can be traded at any time and are fully transferable. In addition, such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options’ estimated fair value was amortized over their vesting period. The following tables present the pro forma disclosures and the weighted-average assumptions used to estimate the fair value of these options.

Pro forma disclosures

IN MILLIONS, EXCEPT PER SHARE DATA	2003	2002	2001
As reported–net income	$1,471.4	$893.5	$1,636.6
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	4.4	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(224.1)	(251.7)	(210.0)

Pro forma–net income	$1,251.7	$641.8	$1,426.6

Net income per share:
As reported–basic	$1.16	$.70	$1.27
Pro forma–basic	$.99	$.50	$1.11
As reported–diluted	$1.15	$.70	$1.25
Pro forma–diluted	$.98	$.50	$1.10

Weighted-average assumptions

	2003	2002	2001
Expected dividend yield	.75%	.75%	.65%
Expected stock price volatility	28.1%	27.5%	25.7%
Risk-free interest rate	3.46%	5.25%	5.03%
Expected life of options IN YEARS	7	7	7

Fair value per option granted	$5.09	$10.88	$9.93

McDonald’s Corporation    29

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms including option periods; and equipment–three to 12 years.

GOODWILL

Goodwill represents the excess of cost over the net tangible assets of acquired restaurant businesses. The Company’s goodwill primarily consists of amounts paid in excess of net tangible assets for purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates.

In 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142, effective January 1, 2002, eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Application of the nonamortization provisions of SFAS No. 142 in 2001 would have increased net income by approximately $30 million ($0.02 per share).

Under SFAS No. 142, goodwill is generally assigned to the reporting units expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the portion of the reporting unit (defined as each individual country for McDonald’s restaurant business as well as each individual non-McDonald’s brand) that will be retained.

The annual goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the fair value of the reporting unit’s goodwill and the carrying amount of goodwill.

The Company performed the initial required goodwill impairment test as of January 1, 2002 and recorded a noncash charge of $98.6 million after tax ($0.07 per diluted share) for the cumulative effect of this accounting change. The impaired goodwill resulted primarily from businesses in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly in recent years.

The following table presents the 2003 activity in goodwill by segment.

IN MILLIONS	U.S.	Europe	APMEA(1)	Latin America	Canada	Other(2)	Consolidated
Balance at December 31, 2002	$676.3	$406.3	$178.1	$97.3	$56.3	$144.2	$1,558.5
Net restaurant purchases (sales)	56.7	19.6	16.7	24.6	21.4	(0.4)	138.6
Ownership increases in subsidiaries/affiliates		9.7	11.1			2.9	23.7
Impairment charges			(23.3)	(74.9)			(98.2)
Sale of business						(95.8)	(95.8)
Currency translation		75.1	29.0	15.3	18.9		138.3

Balance at December 31, 2003	$733.0	$510.7	$211.6	$62.3	$96.6	$50.9	$1,665.1

(1)	APMEA represents Asia/Pacific, the Middle East and Africa.
(2)	Other represents non-McDonald’s brands.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing twelve-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, and the assets are available for disposal. Generally, such losses relate to either restaurants that have closed and ceased operations or businesses or restaurants that are available for sale.

30    McDonald’s Corporation

FINANCIAL INSTRUMENTS

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to manage the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counter-parties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counter-party at December 31, 2003 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below or aggregate exposures exceed certain contractual limits. At December 31, 2003, the Company was required to post collateral of $11.6 million, and at December 31, 2002, collateral of $2.2 million was posted by a counterparty.

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

The Company recorded a transition adjustment at January 1, 2001 related to cash flow hedges, which reduced accumulated other comprehensive income in shareholders’ equity by $17.0 million, after tax. This adjustment was primarily related to interest rate exchange agreements used to lock in long-term borrowing rates. The cumulative effect of adopting SFAS No. 133 at January 1, 2001 was not material to the Company’s Consolidated statement of income.

All derivatives, primarily interest rate exchange agreements and foreign currency exchange agreements, were classified in the Company’s Consolidated balance sheet at December 31, 2003 and 2002 respectively, as follows: miscellaneous other assets–$102.4 million and $133.9 million; other long-term liabilities (excluding accrued interest)–$135.5 million and $39.2 million; and accrued payroll and other liabilities–$29.2 million and $23.8 million.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2003.

Fair value hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. The types of fair value hedges the Company enters into include: (1) interest rate exchange agreements to convert a portion of its fixed-rate debt to floating-rate debt and (2) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and inter-company loans denominated in foreign currencies, and essentially result in floating-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items are recognized in current earnings.

Cash flow hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include: (1) interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense, (2) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows such as royalties and other payments denominated in foreign currencies, and (3) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change.

The Company recorded net increases to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity of $8.0 million, $0.8 million and $7.7 million, after tax, related to cash flow hedges during the years ended December 31, 2003, 2002 and 2001, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2003, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2003 will be recognized in earnings in 2004 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2003 was 24 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2015.

McDonald’s Corporation    31

Hedges of net investments in foreign operations

The Company uses forward foreign exchange contracts and foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income.

During the year ended December 31, 2003, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $378.1 million after tax (included in the net increase of $957.8 million of translation adjustments in the Consolidated statement of shareholders’ equity), related primarily to foreign currency denominated debt designated as hedges of net investments. During the year ended December 31, 2002, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $312.0 million after tax related to hedges of net investments, while during the year ended December 31, 2001, the Company recorded an increase in translation adjustments of $168.5 million after tax related to hedges of net investments.

ASSET RETIREMENT OBLIGATIONS

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a noncash charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change. There is not a material effect to the Company’s ongoing results of operations or financial position.

COMMON EQUITY PUT OPTIONS AND FORWARD CONTRACTS

During 2001, the Company sold 12.2 million common equity put options in connection with its share repurchase program. Premiums received of $31.8 million were recorded in shareholders’ equity as a reduction of the cost of treasury stock purchased. In 2002, 10.1 million common equity put options were exercised and 2.1 million options expired unexercised, while 21.0 million options were exercised in 2001. The total amount paid to acquire these shares as a result of the options being exercised was $286 million in 2002 and $700 million in 2001. No common equity put options were sold in either 2003 or 2002; therefore, at December 31, 2003 and 2002, there were no common equity put options outstanding.

During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. The forward contracts for 5.5 million shares settled in March 2002. No additional equity forward contracts were entered into subsequent to March 2002.

SALES OF STOCK BY SUBSIDIARIES AND AFFILIATES

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss.

PER COMMON SHARE INFORMATION

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2003 – 6.7; 2002 – 8.4; 2001 – 19.6. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2003 – 159.1; 2002 – 148.0; 2001 – 83.1. The dilutive effect of common equity put options and forward contracts in 2001 was not significant.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

OTHER OPERATING EXPENSE, NET

IN MILLIONS	2003	2002	2001
Gains on sales of restaurant businesses	$(54.5)	$(113.6)	$(112.4)
Equity in earnings of unconsolidated affiliates	(36.9)	(24.1)	(62.7)
Other expense	215.4	117.8	54.9
Special charges:
Restructuring	272.1	266.9	200.0
Restaurant closings/asset impairment	135.5	402.4	135.2
Other		183.9	42.4

Total special charges	407.6	853.2	377.6

Other operating expense, net	$531.6	$833.3	$257.4

OTHER EXPENSE

Other expense primarily consists of gains or losses on excess property dispositions and provisions for uncollectible receivables.

RESTRUCTURING

In 2003, the $272.1 million of charges consisted of: $237.0 million related to the loss on the sale of Donatos Pizzeria, the closing of Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35.1 million related to the revitalization plan actions of McDonald’s Japan, including head-count reductions, the closing of Pret A Manger stores in Japan, and the early termination of a long-term management services agreement.

32    McDonald’s Corporation

In 2002, the $266.9 million of net charges consisted of: $201.4 million related to the anticipated transfer of ownership in five countries in the Middle East and Latin America to developmental licensees and ceasing operations in two countries in Latin America; $80.5 million primarily related to eliminating approximately 600 positions (about half of which were in the U.S. and half of which were in international markets), reallocating resources and consolidating certain home office facilities to control costs; and a $15.0 million favorable adjustment to the 2001 restructuring charge due to lower employee-related costs than originally anticipated.

In 2001, the $200.0 million of restructuring charges related to initiatives designed to improve the restaurant experience, primarily in the U.S. These initiatives included streamlining operations by reducing the number of regions and divisions, enabling the Company to combine staff functions and improve efficiency. In connection with these initiatives, the Company eliminated approximately 850 positions (700 in the U.S., primarily in the divisions and regions, and 150 in international markets).

RESTAURANT CLOSINGS/ASSET IMPAIRMENT

In 2003, the $135.5 million of net charges consisted of: $147.7 million primarily related to asset/goodwill impairment, mainly in Latin America; $29.6 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $41.8 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.

In 2002, the $402.4 million of charges consisted of: $302.3 million related to management’s decision to close 751 underperforming restaurants primarily in the U.S. and Japan; and $100.1 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America.

In 2001, the $135.2 million of charges consisted of: $91.2 million related to the closing of 163 underperforming restaurants in international markets; a $24.0 million asset impairment charge in Turkey; and $20.0 million related to the disposition of Aroma Café in the U.K.

OTHER

In 2002, the $183.9 million of charges consisted of: $170.0 million primarily related to the write-off of software development costs as a result of management’s decision to terminate a long-term technology project; and $13.9 million related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald’s restaurants due to a national strike.

In 2001, the $42.4 million of charges consisted of: $17.4 million primarily related to the write-off of certain technology costs; and $25.0 million primarily related to the unrecoverable costs incurred in connection with the theft of winning game pieces from the Company’s Monopoly and certain other promotional games over an extended period of time, and the related termination of the supplier of the game pieces. Fifty individuals (none of whom were Company employees) were convicted of conspiracy and/or mail fraud charges.

The following table presents the activity included in accrued restructuring and restaurant closing costs in the Consolidated balance sheet.

	2001 activity			Liability at Dec 31, 2001	2002 activity			Liability at Dec 31, 2002	2003 activity			Liability at Dec 31, 2003
IN MILLIONS	Provision	Cash	Noncash		Provision	Cash	Noncash		Provision	Cash	Noncash
Restructuring:
Asset write-offs	$10.0		$(10.0)	—	$141.7		$(141.7)	—	$249.5		$(249.5)	—
Employee-related costs	114.4	$(34.6)		$79.8	40.9	$(48.4)		$72.3		$(34.0)		$38.3
Lease termination and other	75.6	(29.4)		46.2	84.3	(27.2)		103.3	22.6	(47.1)	(35.1)	43.7

	200.0	(64.0)	(10.0)	126.0	266.9	(75.6)	(141.7)	175.6	272.1	(81.1)	(284.6)	82.0

Restaurant closings/asset impairment:
Asset write-offs	119.0		(119.0)	—	282.3		(282.3)	—	144.4		(144.4)	—
Lease termination and other	16.2	(5.1)		11.1	120.1	(2.8)		128.4	(8.9)	(85.8)		33.7

	135.2	(5.1)	(119.0)	11.1	402.4	(2.8)	(282.3)	128.4	135.5	(85.8)	(144.4)	33.7

Other:
Asset write-offs	17.4		(17.4)	—	164.4		(164.4)	—				—
Other	25.0	(17.9)		7.1	19.5	(2.1)		24.5		(24.5)		—

	42.4	(17.9)	(17.4)	7.1	183.9	(2.1)	(164.4)	24.5		(24.5)		—

Total accrued restructuring and restaurant closing costs	$377.6	$(87.0)	$(146.4)	$144.2	$853.2	$(80.5)	$(588.4)	$328.5	$407.6	$(191.4)	$(429.0)	$115.7

Employee severance is generally paid in installments over a period of up to one year after termination, and the remaining lease payments for closed facilities will be paid over the next several years.

McDonald’s Corporation    33

McDONALD’S JAPAN INITIAL PUBLIC OFFERING (IPO) GAIN

In 2001, McDonald’s Japan, the Company’s 50%-owned affiliate, completed an IPO of 12 million shares. The Company recorded a $137.1 million gain (pre and after tax) in nonoperating income to reflect an increase in the carrying value of its investment as a result of the cash proceeds from the IPO received by McDonald’s Japan.

FRANCHISE ARRANGEMENTS

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company based upon a percent of sales with minimum rent payments. McDonald’s franchisees are granted the right to operate a restaurant using the McDonald’s system and, in most cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, franchisees outside the U.S. generally pay a refundable, noninterest-bearing security deposit. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2003	2002	2001
Minimum rents	$1,600.3	$1,479.9	$1,477.9
Percent rent and service fees	2,701.8	2,375.1	2,290.2
Initial fees	43.0	51.1	61.2

Revenues from franchised and affiliated restaurants	$4,345.1	$3,906.1	$3,829.3

Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned sites	Leased sites	Total
2004	$1,035.6	$768.5	$1,804.1
2005	1,014.5	746.5	1,761.0
2006	990.1	724.4	1,714.5
2007	958.5	705.0	1,663.5
2008	926.1	684.8	1,610.9
Thereafter	7,495.4	5,491.3	12,986.7

Total minimum payments	$12,420.2	$9,120.5	$21,540.7

At December 31, 2003, net property and equipment under franchise arrangements totaled $10.4 billion (including land of $3.0 billion) after deducting accumulated depreciation and amortization of $4.5 billion.

LEASING ARRANGEMENTS

At December 31, 2003, the Company was lessee at 6,781 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and at 8,070 restaurant locations through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 to 25 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. However, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2004	$930.9	$67.1	$998.0
2005	884.5	55.0	939.5
2006	831.2	45.4	876.6
2007	777.0	37.7	814.7
2008	725.9	31.8	757.7
Thereafter	6,358.8	172.7	6,531.5

Total minimum payments	$10,508.3	$409.7	$10,918.0

The following table provides detail of rent expense:

IN MILLIONS	2003	2002	2001
Company-operated restaurants:
U.S.	$136.9	$124.0	$115.5
Outside the U.S.	398.4	358.4	326.1

Total	$535.3	$482.4	$441.6

Franchised restaurants:
U.S.	$279.6	$254.4	$239.7
Outside the U.S.	250.7	210.9	195.2

Total	$530.3	$465.3	$434.9

Other	87.3	84.8	82.1

Total rent expense	$1,152.9	$1,032.5	$958.6

Rent expense included percent rents in excess of minimum rents (in millions) as follows—Company-operated restaurants: 2003–$73.2; 2002–$64.1; 2001–$57.6. Franchised restaurants: 2003–$80.3; 2002–$67.2; 2001–$62.0.

34    McDonald’s Corporation

INCOME TAXES

Income before provision for income taxes and cumulative effect of accounting changes, classified by source of income, was as follows:

IN MILLIONS	2003	2002	2001
U.S.	$1,150.8	$876.3	$958.2
Outside the U.S.	1,195.6	785.8	1,371.5

Income before provision for income taxes and cumulative effect of accounting changes	$2,346.4	$1,662.1	$2,329.7

The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2003	2002	2001
U.S. federal	$177.9	$307.0	$357.3
U.S. state	58.8	54.6	59.7
Outside the U.S.	420.1	353.0	363.7

Current tax provision	656.8	714.6	780.7

U.S. federal	180.1	(47.4)	57.7
U.S. state	12.6	(7.6)	4.3
Outside the U.S.	(11.3)	10.4	(149.6)

Deferred tax provision (benefit)(1)	181.4	(44.6)	(87.6)

Provision for income taxes	$838.2	$670.0	$693.1

(1)	Includes the benefit of tax law changes in certain international markets of $147.3 million in 2001. Amounts in 2003 and 2002 were not significant.

Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS	2003	2002
Property and equipment	$1,447.5	$1,316.3
Other	424.2	448.4

Total deferred tax liabilities	1,871.7	1,764.7

Intangible assets	(236.2)	(199.7)
Operating loss carryforwards	(228.1)	(186.1)
Employee benefit plans	(123.2)	(129.7)
Property and equipment	(132.5)	(89.4)
Capital loss carryforwards	(197.0)	(88.0)
Unrealized foreign exchange losses	(280.6)	(109.4)
Foreign tax credit carryforwards	(86.9)	(45.0)
Other	(230.5)	(341.5)

Total deferred tax assets before valuation allowance	(1,515.0)	(1,188.8)

Valuation allowance	483.2	322.1

Net deferred tax liabilities(1)	$839.9	$898.0

(1)	Net of current tax assets included in prepaid expenses and other current assets in the Consolidated balance sheet (in millions): 2003–$175.2; 2002–$105.7.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	2.3	2.2	2.1
Benefits and taxes related to foreign operations(1)	(2.7)	(6.3)	(6.5)
Special items(2)	2.5	8.7	(1.6)
Other, net	(1.4)	.7	.8

Effective income tax rates	35.7%	40.3%	29.8%

(1)	Includes the benefit of tax law changes.
(2)	Includes impact of special items, certain of which were not tax-effected.

Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences were approximately $4.2 billion at December 31, 2003 and consisted primarily of undistributed earnings considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry. Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees, and royalties received from foreign affiliates and developmental licensees. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments received from subsidiaries outside the U.S. were (in millions): 2003–$684.5; 2002–$644.1; 2001–$607.7.

Corporate general & administrative expenses are included in the corporate segment of operating income and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, supply chain management and training. Corporate assets include corporate cash and equivalents, asset portions of financing instruments, home office facilities and deferred tax assets.

McDonald’s Corporation    35

IN MILLIONS	2003	2002	2001
U.S.	$6,039.3	$5,422.7	$5,395.6
Europe	5,874.9	5,136.0	4,751.8
APMEA	2,447.6	2,367.7	2,203.3
Latin America	858.8	813.9	971.3
Canada	777.9	633.6	608.1
Other	1,142.0	1,031.8	939.9

Total revenues	$17,140.5	$15,405.7	$14,870.0

U.S.	$1,982.1	$1,673.3	$1,622.5
Europe	1,339.1	1,021.8	1,063.2
APMEA	226.3	64.3	325.0
Latin America	(170.9)	(133.4)	10.9
Canada	163.2	125.4	123.7
Other	(295.1)	(66.8)	(66.5)
Corporate	(412.5)	(571.7)	(381.8)

Total operating income	$2,832.2 (1)	$2,112.9 (2)	$2,697.0 (3)

U.S.	$8,549.2	$8,687.4	$8,288.4
Europe	9,461.7	8,310.6	7,139.1
APMEA	3,591.8	3,332.0	3,144.5
Latin America	1,412.1	1,425.3	1,898.3
Canada	876.4	703.2	574.2
Other	574.8	780.4	637.1
Corporate	1,059.1	731.6	852.9

Total assets	$25,525.1	$23,970.5	$22,534.5

U.S.	$482.4	$752.7	$552.3
Europe	404.8	579.4	635.8
APMEA	122.1	230.4	275.7
Latin America	78.4	119.9	197.5
Canada	63.9	111.6	80.4
Other	132.8	190.4	153.3
Corporate	23.0	19.4	11.2

Total capital expenditures	$1,307.4	$2,003.8	$1,906.2

U.S.	$395.1	$383.4	$425.0
Europe	382.4	334.9	313.7
APMEA	156.5	141.7	133.2
Latin America	64.3	59.6	79.3
Canada	46.7	35.6	32.9
Other	53.1	40.3	36.8
Corporate	50.1	55.3	65.4

Total depreciation and amortization	$1,148.2	$1,050.8	$1,086.3

(1)	Includes $407.6 million of special charges (adjustments)(U.S.–($11.4); Europe–($20.0); APMEA–$54.9; Latin America–$108.9; Canada–($1.2); Other–$266.1; and Corporate–$10.3) primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment. See other operating expense, net note for further discussion.
(2)	Includes $853.2 million of special charges (U.S.–$99.2; Europe–$147.8; APMEA–$222.3; Latin America–$142.3; Canada–$9.7; Other–$34.0; and Corporate–$197.9) primarily related to restructuring markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs. See other operating expense, net note for further discussion.
(3)	Includes $377.6 million of special charges (U.S.–$181.0; Europe–$45.8; APMEA–$41.5; Latin America–$40.4; Canada–$9.8; Other–$24.9; and Corporate–$34.2) primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment. See other operating expense, net note for further discussion.

Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2003–$23,405.9; 2002–$21,976.6; 2001–$20,355.3. U.S. based: 2003–$9,069.0; 2002–$9,254.3; 2001–$8,670.4.

DEBT FINANCING

LINE OF CREDIT AGREEMENTS

At December 31, 2003, the Company had several line of credit agreements with various banks totaling $1.3 billion, all of which remained unused. Subsequent to year end, the Company renegotiated the line of credit agreements as follows: $750.0 million of lines expiring in 2005 with a term of 364 days and fees based on current credit ratings of .06% per annum on the total commitment, with a feature that allows the Company to convert the borrowings to a one-year loan at expiration; and a $500.0 million line expiring in 2009 with fees based on current credit ratings of .08% per annum on the total commitment. Fees and interest rates on these lines are based on the Company’s long-term credit rating assigned by Moody’s and Standard and Poor’s. The new agreements no longer require the Company to maintain a minimum net worth. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $789.3 million at December 31, 2003; these were principally short term and denominated in various currencies at local market rates of interest.

The weighted-average interest rate of short-term borrowings was 4.3% at December 31, 2003 (based on $341.1 million of foreign currency bank line borrowings) and 3.4% at December 31, 2002 (based on $257.9 million of commercial paper and $614.5 million of foreign currency bank line borrowings).

FAIR VALUES

At December 31, 2003, the fair value of the Company’s debt obligations was estimated at $10.2 billion, compared to a carrying amount of $9.7 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

The carrying amounts for both cash and equivalents and notes receivable approximate fair value. Foreign currency and interest rate exchange agreements, foreign currency options and forward foreign exchange contracts were recorded in the Consolidated balance sheet at fair value estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. No fair value was estimated for noninterest-bearing security deposits by franchisees, because these deposits are an integral part of the overall franchise arrangements.

36    McDonald’s Corporation

DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Certain of the Company’s debt obligations contain cross-acceleration provisions, and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

The following table summarizes the Company’s debt obligations. (Interest rates reflected in the table include the effects of interest rate and foreign currency exchange agreements.)

IN MILLIONS OF U.S. DOLLARS	Maturity dates	Interest rates(1) December 31		Amounts outstanding December 31
		2003	2002	2003	2002
Fixed-original issue(2)		5.0%	5.2%	$3,615.5	$3,659.4
Fixed-converted via exchange agreements(3)		4.6	5.2	(1,503.6)	(995.4)
Floating		.8	1.3	643.2	793.1

Total U.S.Dollars	2004-2028			2,755.1	3,457.1

Fixed		4.3	5.5	895.5	677.8
Floating		2.0	3.1	2,217.4	1,954.7

Total Euro	2004-2013			3,112.9	2,632.5

Fixed		6.0	6.2	1,256.2	1,152.6
Floating		2.2	5.5	2.5	186.1

Total British Pounds Sterling	2005-2032			1,258.7	1,338.7

Fixed		6.1	6.2	131.6	156.0
Floating		.8	1.9	250.1	237.3

Total other European currencies(4)	2004-2007			381.7	393.3

Total Japanese Yen-fixed	2004-2030	1.9	1.9	1,028.1	900.4

Fixed		6.4	7.2	383.4	459.0
Floating		4.2	4.8	489.4	433.6

Total other currencies(5)	2004-2016			872.8	892.6

Debt obligations before fair value adjustments(6)				9,409.3	9,614.6

Fair value adjustments(7)				321.2	364.8

Total debt obligations(8)				$9,730.5	$9,979.4

(1)	Weighted-average effective rate, computed on a semiannual basis.
(2)	Includes $150 million of debentures that mature in 2027, which are subordinated to senior debt and provide for the ability to defer interest payments up to five years under certain conditions.
(3)	A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.
(4)	Primarily consists of Swiss Francs, Swedish Kronor and Danish Kroner.
(5)	Primarily consists of Korean Won, Chinese Renminbi, Hong Kong Dollars, Australian Dollars and Singapore Dollars.
(6)	Aggregate maturities for 2003 debt obligations before fair value adjustments were as follows (in millions): 2004–$388.0; 2005–$1,371.6; 2006–$1,941.0; 2007–$666.7; 2008–$851.0; thereafter–$4,191.0. These amounts include reclassifications of short-term obligations to long-term obligations of $750.0 in 2006 and $500.0 thereafter as they are supported by long-term line of credit agreements.
(7)	SFAS No.133 requires that the underlying items in fair value hedges, in this case debt obligations, be recorded at fair value. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($131.1 million) of the adjustments at December 31, 2003 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.
(8)	Includes current maturities of long-term debt and long-term debt included in the Consolidated balance sheet. The decrease in debt obligations from December 31, 2002 to December 31, 2003 was due to net repayments ($891.6 million) and SFAS No.133 noncash fair value adjustments ($43.6 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($686.3 million).

ESOP LOANS AND OTHER GUARANTEES

At December 31, 2003, the Company has guaranteed and included in total debt $15.4 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2003, which include $85.9 million of loans from the Company to the ESOP and the $15.4 million of Notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders’ equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

The Company also has guaranteed certain affiliate and other loans totaling $88.8 million at December 31, 2003. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of certain U.S. partnerships and franchisees, and certain affiliates. The terms of the guarantees vary and are equal to the remaining term of the related debt. At December 31, 2003, there was no carrying value for obligations under these guarantees in the Company’s Consolidated balance sheet.

EMPLOYEE BENEFIT PLANS

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes profit sharing, 401(k) and leveraged employee stock ownership (ESOP) features. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. McDonald’s executives, staff and restaurant managers

McDonald’s Corporation    37

participate in any additional ESOP allocations and profit sharing contributions, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year.

Effective March 31, 2003, all contributions and related earnings can be invested among several investment alternatives, including McDonald’s common stock, in accordance with each participant’s elections. Prior to March 31, 2003, ESOP allocations and earnings were generally invested in McDonald’s common stock and all other contributions and related earnings could be invested among several investment alternatives, including McDonald’s common stock.

In addition, the Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to make tax-deferred contributions and receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives in the Supplemental Plan are based on certain of the market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $329.3 million at December 31, 2003 and $297.3 million at December 31, 2002 and were included in other long-term liabilities in the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the Supplemental Plan liabilities. At December 31, 2003, derivatives with a fair value of $51.6 million indexed to the Company’s stock and $49.4 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in Plan liabilities and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2003–$60.3; 2002–$50.1; 2001–$54.6.

Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2003–$43.9; 2002–$36.8; 2001–$39.7.

Other postretirement benefits and postemployment benefits, excluding severance benefits related to the 2002 and 2001 restructuring charges, were immaterial.

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

	December 31,
IN MILLIONS	2003	2002
Land	$4,483.0	$4,169.6
Buildings and improvements on owned land	9,693.4	8,747.2
Buildings and improvements on leased land	9,792.1	8,872.5
Equipment, signs and seating	4,090.5	3,765.1
Other	681.2	664.2

	28,740.2	26,218.6

Accumulated depreciation and amortization	(8,815.5)	(7,635.2)

Net property and equipment	$19,924.7	$18,583.4

Depreciation and amortization expense was (in millions): 2003–$1,113.3; 2002–$971.1; 2001–$945.6

STOCK-BASED COMPENSATION

At December 31, 2003, the Company had five stock-based compensation plans for employees and nonemployee directors that authorize the granting of various equity-based incentives including stock options, restricted stock and restricted stock units. The number of shares of common stock reserved for issuance under the plans was 206.0 million at December 31, 2003, including 11.8 million available for future grants.

STOCK OPTIONS

Options to purchase common stock are granted at the fair market value of the stock on the date of grant. Therefore, no compensation cost has been recognized in the Consolidated statement of income for these stock options. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Approximately 44 million options granted between May 1, 1999 and December 31, 2000 expire 13 years from the date of grant.

In 2001, the Board of Directors approved a special grant of 11.9 million options at a price of $28.90 as an incentive to meet an operating income performance goal for calendar year 2003. The options vested on January 31, 2004 and expire on June 30, 2004, rather than June 30, 2011, because the Company did not meet the performance goal.

38    McDonald’s Corporation

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented in the following table.

	2003		2002		2001
Options	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	198.9	$27.57	192.9	$26.65	175.8	$25.34
Granted	23.6	14.96	26.3	28.26	38.6 (1)	29.37
Exercised	(12.6)	15.19	(13.1)	14.91	(11.9)	13.70
Forfeited	(15.7)	27.07	(7.2)	29.22	(9.6)	29.03

Outstanding at end of year	194.2	$26.90	198.9	$27.57	192.9	$26.65

Exercisable at end of year	122.9		110.9		98.2

(1)	Includes the special grant of 11.9 million options.

Options granted each year were 1.9%, 2.1% and 3.0% of weighted-average common shares outstanding for 2003, 2002 and 2001, representing grants to approximately 14,300, 13,900 and 15,100 employees in those three years.

The following table presents information related to options outstanding and options exercisable at December 31, 2003 based on ranges of exercise prices.

	December 31, 2003
	Options outstanding			Options exercisable
Range of exercise prices	Number of options IN MILLIONS	Weighted- average remaining contractual life IN YEARS	Weighted- average exercise price	Number of options IN MILLIONS	Weighted- average exercise price
$12 to 22	41.0	5.7	$15.49	17.8	$16.08
23 to 27	56.8	3.4	24.95	47.8	24.92
28 to 34	54.3	6.4	29.12	19.6	29.31
35 to 46	42.1	8.4	37.81	37.7	38.11

$12 to 46	194.2	5.8	$26.90	122.9	$28.38

RESTRICTED STOCK UNITS

In March 2003, the Company granted 1.8 million restricted stock units (RSUs) at a price of $14.31. The RSUs generally vest 100% at the end of three years and are payable in either shares of common stock or cash, at the Company’s option. Compensation expense related to the RSUs (calculated as the number of RSUs granted multiplied by the grant price) is amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income.

McDonald’s Corporation    39

Quarterly results (unaudited)

In millions, except per share data	Quarters ended December 31				Quarters ended September 30		Quarters ended June 30		Quarters ended March 31
	2003		2002		2003	2002	2003	2002	2003	2002
Revenues
Sales by Company-operated restaurants	$3,398.4		$2,932.8		$3,351.2	$3,019.3	$3,189.7	$2,869.0	$2,856.1	$2,678.5
Revenues from franchised and affiliated restaurants	1,157.0		966.4		1,153.4	1,027.7	1,091.1	993.1	943.6	918.9

Total revenues	4,555.4		3,899.2		4,504.6	4,047.0	4,280.8	3,862.1	3,799.7	3,597.4

Company-operated margin	486.4		374.5		510.6	434.5	445.7	415.1	346.7	368.9
Franchised margin	909.6		749.2		917.4	813.5	860.1	787.1	720.3	716.2
Operating income (loss)	367.5	(1)	(203.4	)(2)	963.9	829.8	826.2	845.2	674.6	641.3	(3)
Income (loss) before cumulative effect of accounting changes	$125.7	(1)	$(343.8	)(2)	$547.4	$486.7	$470.9	$497.5	$364.2	$351.7	(3)
Cumulative effect of accounting changes, net of tax									(36.8)	(98.6)
Net income (loss)	$125.7	(1)	$(343.8	)(2)	$547.4	$486.7	$470.9	$497.5	$327.4	$253.1	(3)

Per common share–basic:
Income (loss) before cumulative effect of accounting changes	$.10	(1)	$(.27	)(2)	$.43	$.38	$.37	$.39	$.29	$.28	(3)
Cumulative effect of accounting changes									(.03)	(.08)
Net income (loss)	$.10	(1)	$(.27	)(2)	$.43	$.38	$.37	$.39	$.26	$.20	(3)

Per common share–diluted:
Income (loss) before cumulative effect of accounting changes	$.10	(1)	$(.27	)(2)	$.43	$.38	$.37	$.39	$.29	$.27	(3)
Cumulative effect of accounting changes									(.03)	(.07)
Net income (loss)	$.10	(1)	$(.27	)(2)	$.43	$.38	$.37	$.39	$.26	$.20	(3)

Dividends declared per common share	$—		$.235		$.40	$—	$—	$—	$—	$—

Weighted-average shares–basic	1,266.2		1,268.8		1,271.5	1,273.1	1,272.5	1,273.2	1,269.6	1,277.2
Weighted-average shares–diluted	1,277.9		1,268.8		1,281.0	1,280.5	1,277.5	1,290.6	1,270.3	1,292.7

Market price per common share
High	$27.01		$19.95		$24.37	$28.62	$22.95	$30.72	$17.38	$29.06
Low	23.01		15.17		20.40	17.42	13.88	27.00	12.12	25.38
Close	24.83		16.08		23.54	17.66	22.06	28.45	14.46	27.75

(1)	Includes the following net charges totaling $0.25 per share:
•	$272.1 million ($183.2 million after tax) related to the disposition of certain non-McDonald’s brands and the revitalization plan actions of our Japanese affiliate.
•	$135.5 million ($140.0 million after tax) primarily related to asset/goodwill impairment mainly in Latin America, restaurant closings associated with strategic actions in Latin America and a favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.
(2)	Includes the following charges totaling $0.52 per share:
•	$266.9 million ($243.6 million after tax) primarily related to the anticipated transfer of ownership in five countries in the Middle East and Latin America, ceasing operations in two countries in Latin America and eliminating positions, reallocating resources and consolidating certain home office facilities to control costs.

•	$359.4 million ($292.8 million after tax) consisting of $292.2 million related to management’s decision to close 719 underperforming restaurants primarily in the U.S. and Japan, and $67.2 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America.

•	$183.9 million ($120.5 million after tax) consisting of $170.0 million related to management’s decision to terminate a long-term technology project, and $13.9 million related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald’s restaurants due to a national strike.
(3)	Includes $43.0 million of asset impairment charges (pre and after tax or $0.03 per share), primarily related to the impairment of assets in existing restaurants in Chile and other Latin American markets and the closing of 32 underperforming restaurants in Turkey.

40    McDonald’s Corporation

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

The Board of Directors, operating through its Audit Committee composed entirely of independent Directors, oversees the financial reporting process. Ernst & Young LLP has unrestricted access to the Audit Committee and regularly meets with the Committee to discuss accounting, auditing and financial reporting matters.

McDONALD’S CORPORATION

January 26, 2004

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS

McDONALD’S CORPORATION

We have audited the accompanying Consolidated balance sheets of McDonald’s Corporation as of December 31, 2003 and 2002, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the U.S.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2003, the Company changed its method for accounting for asset retirement obligations to conform with SFAS No. 143, Accounting for Asset Retirement Obligations. Effective January 1, 2002, the Company changed its method for accounting for goodwill to conform with SFAS No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG LLP

Chicago, Illinois

January 26, 2004

McDonald’s Corporation    41

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and executive officers of the registrant

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for the Chief Executive Officer and Financial Officers and its Standards of Business Conduct are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2003. We will post any amendments to or any waivers from provisions of the Codes on our website at www.investor.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 6 of this Form 10-K.

Item 11. Executive compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2003.

Item 12. Security ownership of certain beneficial owners and management and related shareholder matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2003.

Item 13. Certain relationships and related transactions

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2003.

Item 14. Principal accountant fees and services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2003.

Part IV

Item 15. Exhibits, financial statement schedules, and reports on Form 8-K

(a) 1. ALL FINANCIAL STATEMENTS

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 25 through 39 of this Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed for the last quarter covered by this report, and subsequently up to March 5, 2004.

Date of report	Item number	Financial statements required to be filed
11/7/2003	Item 12	No
12/8/2003	Item 12	No
12/15/2003	Items 9 & 12	No
1/15/2004	Item 12	No
1/26/2004	Item 12	No
2/6/2004	Item 12	No
2/17/2004	Item 12	No

(c) EXHIBITS

The exhibits listed in the accompanying index are filed as part of this report.

42    McDonald’s Corporation

McDonald’s Corporation exhibit index (Item 15)

Exhibit Number/Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of July 11, 2002, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities. Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

		(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

		(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

McDonald’s Corporation    43

McDonald’s Corporation exhibit index (Item 15) (continued)

Exhibit Number/Description
(10)	Material Contracts

	(a)	Directors’ Stock Plan, as amended and restated December 3, 2003, filed herewith.*

	(b)	Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

(i) First Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

(ii) Second Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(iii) Third Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(iv) Fourth Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i) First Amendment to McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated January 21, 2004, filed herewith.*

	(h)	McDonald’s Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, filed herewith.*

(12)	Computation of ratio of earnings to fixed charges

(21)	Subsidiaries of the registrant

(23)	Consent of independent auditors

(31.1)	Rule 13a – 14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a – 14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission are not included herein, as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

44    McDonald’s Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation

(Registrant)

By	/S/ Matthew H. Paull
Matthew H. Paull
Corporate Executive Vice President and Chief Financial Officer

March 5, 2004
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 5th day of March, 2004:

Signature, Title
By	/S/ Hall Adams, Jr.
Hall Adams, Jr.
Director

By	/S/ Charles H. Bell
Charles H. Bell
President and Chief Operating Officer and Director

By	/S/ Edward A. Brennan
Edward A. Brennan
Director

By	/S/ James R. Cantalupo
James R. Cantalupo
Chairman and Chief Executive Officer and Director

By	/S/ Robert A. Eckert
Robert A. Eckert
Director

By	/S/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By	/S/ Jeanne P. Jackson
Jeanne P. Jackson
Director

By	/S/ Donald G. Lubin
Donald G. Lubin
Director

By	/S/ Walter E. Massey
Walter E. Massey
Director

By	/S/ Andrew J. McKenna
Andrew J. McKenna
Director

By	/S/ Cary D. McMillan
Cary D. McMillan
Director

By	/S/ Matthew H. Paull
Matthew H. Paull
Corporate Executive Vice President and Chief Financial Officer

By	/S/ David M. Pojman
David M. Pojman
Corporate Senior Vice President–Controller

By	/S/ John W. Rogers
John W. Rogers
Director

By	/S/ Roger W. Stone
Roger W. Stone
Director

By	/S/ Robert N. Thurston
Robert N. Thurston
Director

McDonald’s Corporation    45

The following trademarks used herein are property of McDonald’s Corporation and its affiliates: Big Mac; Big N’ Tasty; Boston Market; Chicken McNuggets; Egg McMuffin; Filet-O-Fish; i’m lovin’ it; McDonald’s; McFlurry; McGriddles; Quarter Pounder; Ronald McDonald; Sausage McMuffin; The Golden Arches Logo; mcdonalds.com.

McDonald’s Corporation