Form 10-Q
period 2004-03-31
MCDONALDS CORP
filed 2004-05-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Yes ☑ No ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

1,259,408,088

(Number of shares of common stock

outstanding as of March 31, 2004)

McDONALD’S CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2004	December 31, 2003

Assets
Current assets
Cash and equivalents	$969.6	$492.8
Accounts and notes receivable	655.0	734.5
Inventories, at cost, not in excess of market	122.3	129.4
Prepaid expenses and other current assets	568.4	528.7

Total current assets	2,315.3	1,885.4

Other assets
Investments in and advances to affiliates	1,100.1	1,089.6
Goodwill, net	1,696.9	1,665.1
Miscellaneous	993.4	960.3

Total other assets	3,790.4	3,715.0

Property and equipment
Property and equipment, at cost	28,738.0	28,740.2
Accumulated depreciation and amortization	(9,025.8)	(8,815.5)

Net property and equipment	19,712.2	19,924.7

Total assets	$25,817.9	$25,525.1

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$492.7	$577.4
Income taxes	172.1	71.5
Other taxes	215.0	222.0
Accrued interest	193.2	193.1
Accrued restructuring and restaurant closing costs	101.7	115.7
Accrued payroll and other liabilities	817.7	918.1
Current maturities of long-term debt	634.9	388.0

Total current liabilities	2,627.3	2,485.8

Long-term debt	9,114.2	9,342.5
Other long-term liabilities and minority interests	701.8	699.8
Deferred income taxes	1,006.2	1,015.1
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million	16.6	16.6
Additional paid-in capital	1,912.9	1,837.5
Unearned ESOP compensation	(90.6)	(90.5)
Retained earnings	20,684.1	20,172.3
Accumulated other comprehensive income (loss)	(654.3)	(635.5)
Common stock in treasury, at cost; 401.2 and 398.7 million shares	(9,500.3)	(9,318.5)

Total shareholders’ equity	12,368.4	11,981.9

Total liabilities and shareholders’ equity	$25,817.9	$25,525.1

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters ended March 31
In millions, except per common share data	2004	2003

Revenues
Sales by Company-operated restaurants	$3,283.0	$2,856.1
Revenues from franchised and affiliated restaurants	1,116.7	943.6

Total revenues	4,399.7	3,799.7

Operating costs and expenses
Company-operated restaurant expenses	2,827.4	2,509.4
Franchised restaurants – occupancy expenses	246.4	223.3
Selling, general, and administrative expenses	457.5	396.4
Other operating (income) expense, net	10.0	(4.0)

Total operating costs and expenses	3,541.3	3,125.1

Operating income	858.4	674.6

Interest expense	91.7	101.8
Nonoperating expense, net	8.9	25.2

Income before provision for income taxes and cumulative effect of accounting change	757.8	547.6

Provision for income taxes	246.3	183.4

Income before cumulative effect of accounting change	511.5	364.2

Cumulative effect of accounting change, net of tax benefit of $9.4	—	(36.8)

Net income	$511.5	$327.4

Per common share:
Income before cumulative effect of accounting change	$0.41	$0.29
Cumulative effect of accounting change	—	(0.03)
Net income	$0.41	$0.26

Per common share–diluted:
Income before cumulative effect of accounting change	$0.40	$0.29
Cumulative effect of accounting change	—	(0.03)
Net income	$0.40	$0.26

Weighted average shares	1,261.7	1,269.6
Weighted average shares–diluted	1,275.5	1,270.3

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters ended March 31
In millions	2004	2003

Operating activities
Net income	$511.5	$327.4
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting change	—	36.8
Depreciation and amortization	297.2	287.2
Changes in working capital items	42.3	(157.4)
Deferred income taxes	(13.1)	34.6
Other	27.2	23.5

Cash provided by operations	865.1	552.1

Investing activities
Property and equipment expenditures	(180.3)	(304.2)
Purchases and sales of restaurant businesses and sales of property	37.2	(21.8)
Other	(4.2)	(35.7)

Cash used for investing activities	(147.3)	(361.7)

Financing activities
Notes payable and long-term financing issuances and repayments	(11.6)	(46.8)
Treasury stock purchases	(291.5)	—
Other	62.1	14.0

Cash used for financing activities	(241.0)	(32.8)

Cash and equivalents increase	476.8	157.6

Cash and equivalents at beginning of period	492.8	330.4

Cash and equivalents at end of period	$969.6	$488.0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2004 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Change in Accounting Standard

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a noncash charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change. There is not a material effect to the Company’s ongoing results of operations or financial position as a result of adopting SFAS No. 143.

Comprehensive Income

The following table presents the components of comprehensive income for the first quarters ended March 31, 2004 and 2003:

	Quarters ended March 31
In millions	2004	2003

Net income	$511.5	$327.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(20.5)	158.2
Deferred hedging adjustments	1.7	0.6

Total other comprehensive income (loss)	(18.8)	158.8

Total comprehensive income	$492.7	$486.2

Accrued Restructuring and Restaurant Closing Costs

In 2003 and 2002, the Company recorded special charges primarily related to the disposition of certain non-McDonald’s brands, restaurant closings, and restructuring markets and eliminating positions. During the first quarter ended March 31, 2004, the Company made cash payments of $14.0 million primarily related to lease obligations. The remaining balance of $101.7 million at March 31, 2004 primarily related to lease obligations and employee-related costs.

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 13.8 million shares and 0.7 million shares for the first quarter 2004 and 2003, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 100.1 million shares and 208.1 million shares for the first quarter 2004 and 2003, respectively.

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

Pro forma disclosures

In millions, except per share data	2004	2003

As reported – net income	$511.5	$327.4
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	1.4	0.4
Deduct: Total stock-based employee compensation expense determined under fair value method for all rewards, net of related tax effects	(44.2)	(65.8)

Pro forma – net income	$468.7	$262.0

Net income per share:
As reported – basic	$0.41	$0.26
Pro forma – basic	$0.37	$0.21

As reported – diluted	$0.40	$0.26
Pro forma – diluted	$0.37	$0.21

Segment Information

The Company primarily operates and franchises McDonald’s restaurants in the food service industry. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results.

The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents McDonald’s restaurant operations in Asia/Pacific, the Middle East and Africa. The Other segment represents non-McDonald’s brands.

	Quarters ended March 31
In millions	2004	2003

Revenues
U.S.	$1,490.0	$1,316.1
Europe	1,556.5	1,302.5
APMEA	657.6	581.7
Latin America	224.8	186.4
Canada	198.9	151.1
Other	271.9	261.9

Total revenues	$4,399.7	$3,799.7

Operating income (loss)
U.S.	$516.8	$405.7
Europe	321.6	268.4
APMEA	90.0	69.4
Latin America	(1.8)	2.2
Canada	33.3	26.2
Other	0.7	(12.9)
Corporate	(102.2)	(84.4)

Total operating income	$858.4	$674.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per common share data	Quarter ended March 31, 2004

	Amount	% Increase/ (Decrease)

Revenues
Sales by Company-operated restaurants	$3,283.0	15
Revenues from franchised and affiliated restaurants	1,116.7	18

Total revenues	4,399.7	16

Operating costs and expenses
Company-operated restaurant expenses	2,827.4	13
Franchised restaurants – occupancy expenses	246.4	10
Selling, general, and administrative expenses	457.5	15
Other operating expense, net	10.0	n/m

Total operating costs and expenses	3,541.3	13

Operating income	858.4	27

Interest expense	91.7	(10)
Nonoperating expense, net	8.9	(65)

Income before provision for income taxes and cumulative effect of accounting change	757.8	38
Provision for income taxes	246.3	34

Income before cumulative effect of accounting change	511.5	40

Net income	$511.5	56

Per common share:
Income before cumulative effect of accounting change	$0.41	41

Net income	$0.41	58

Per common share–diluted:
Income before cumulative effect of accounting change	$0.40	38

Net income	$0.40	54

n/m Not meaningful

Net Income and Diluted Net Income Per Common Share

Income before the cumulative effect of accounting change increased $147.3 million or 40% and diluted income per common share before the cumulative effect of accounting change increased $0.11 or 38% for the quarter. Net income, including the cumulative effect of accounting change, increased $184.1 million or 56%, and diluted net income per common share increased $0.14 or 54%.

Diluted weighted average shares outstanding were higher for the quarter compared with the prior year due to a more dilutive effect from outstanding stock options, partly offset by share repurchases.

The Company repurchased $271 million of its common stock during the first quarter.

Cumulative Effect of Accounting Change

First quarter 2003 included a noncash charge of $36.8 million after tax ($0.03 per diluted share) for the cumulative effect of an accounting change that impacted lease obligations in certain international markets. See change in accounting standard on page 6 for further discussion of this charge.

Impact of Foreign Currencies on Reported Results

Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions

	Reported amount		Currency translation benefit (loss)

Quarters ended March 31,	2004	2003	2004

Revenues	$4,399.7	$3,799.7	$288.0

Combined operating margins	1,301.1	1,048.6	83.2

Selling, general & administrative expenses	457.5	396.4	(22.6)

Operating income	858.4	674.6	59.9

Income before cumulative effect of accounting change	511.5	364.2	30.0

Income before cumulative effect of accounting change – per diluted common share	0.40	0.29	0.02

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income and earnings per share for the quarter, primarily due to the strengthening of the Euro, as well as several other major currencies.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions

Quarters ended March 31,	2004	2003	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation

Company-operated sales:

U.S.	$875.5	$790.0	11	11

Europe	1,191.5	999.9	19	5

APMEA	577.1	517.4	12	4

Latin America	205.6	165.2	24	15

Canada	162.9	122.3	33	16

Other	270.4	261.3	3	3

Total	$3,283.0	$2,856.1	15	7

Franchised and affiliated revenues:

U.S.	$614.5	$526.1	17	17

Europe	365.0	302.6	21	4

APMEA	80.5	64.3	25	5

Latin America	19.2	21.2	(9)	(13)

Canada	36.0	28.8	25	9

Other	1.5	0.6	n/m	n/m

Total	$1,116.7	$943.6	18	11

Total revenues:

U.S.	$1,490.0	$1,316.1	13	13

Europe	1,556.5	1,302.5	20	4

APMEA	657.6	581.7	13	4

Latin America	224.8	186.4	21	12

Canada	198.9	151.1	32	15

Other	271.9	261.9	4	4

Total	$4,399.7	$3,799.7	16	8

n/m Not meaningful

Consolidated revenues increased 16% (8% in constant currencies) as comparable sales were positive for each month of the quarter. The quarter’s performance benefited from an extra day due to leap year.

In the U.S., ongoing menu, service and value initiatives drove the strong revenue increase for the quarter. These initiatives included McGriddles breakfast sandwiches, Premium Salads, Chicken McNuggets made with white meat, the Dollar Menu, popular Happy Meals, extended hours and a heightened focus on operations. Franchised and affiliated revenues increased at a higher rate than Company-operated sales due to a higher percentage of franchised restaurants in 2004 than 2003. U.S. sales remained strong in April and although more difficult sales comparisons lie ahead, we remain confident that our combination of initiatives will continue to deliver solid results.

In Europe, the increase in revenues was driven by positive comparable sales in most markets, especially Russia. In April, sales trends improved significantly compared with March, following the successful launch of the Salads Plus menu in the U.K., Germany and other key markets. While still early, initial results are encouraging, and this menu will be expanded into additional European markets in the coming months.

In APMEA, the increase in revenues was primarily due to strong performance in Australia driven by the ongoing popularity of its Salads Plus menu, and positive comparable sales in China, partly offset by negative comparable sales in South Korea and Taiwan.

In Latin America, revenues increased for the quarter due to expansion in Mexico as well as the effect of lapping the temporary closure of restaurants in Venezuela for a portion of first quarter 2003 due to a national strike.

Comparable sales are a key performance indicator used within the retail industry and are reviewed by management to assess business trends for McDonald’s restaurants. Increases or decreases in comparable sales represent the percent change in constant currency sales from the same period in the prior year for all Systemwide restaurants in operation at least thirteen months.

COMPARABLE SALES – McDONALD’S RESTAURANTS

	% Inc / (Dec)

Quarters ended March 31,	2004	2003

U.S.	14.2	(2.0)

Europe	3.5	(4.4)

APMEA	5.0	(8.3)

Latin America	8.8	3.4

Canada	10.7	(6.1)

McDonald’s Restaurants	9.4	(3.6)

The following table presents Systemwide sales growth rates for the quarter. Systemwide sales include sales at all restaurants, whether operated by the Company, by franchisees or by affiliates. While sales by franchisees and affiliates are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of our franchisee base.

SYSTEMWIDE SALES PERCENT CHANGE

Quarter ended March 31, 2004	% Inc	% Inc Excluding Currency Translation

U.S.	15	15

Europe	21	5

APMEA	16	5

Latin America	17	9

Canada	29	13

Other	1	1

Total	17	10

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS* Dollars in millions

	Percent		Amount		% Inc / (Dec)

Quarters ended March 31,	2004	2003	2004	2003

Company-operated

U.S.	18.2	14.5	$159.5	$114.4	39

Europe	14.4	13.8	171.1	138.1	24

APMEA	10.7	9.7	62.0	50.0	24

Latin America	8.0	7.8	16.5	12.9	28

Canada	14.1	10.9	23.0	13.3	73

Total	14.3	12.7	$432.1	$328.7	31

Franchised

U.S.	79.3	77.2	$487.2	$405.9	20

Europe	75.0	74.1	273.7	224.3	22

APMEA	85.7	83.8	69.0	53.9	28

Latin America	60.9	66.0	11.7	14.0	(16)

Canada	76.1	75.8	27.4	21.8	26

Total	77.9	76.3	$869.0	$719.9	21

*	Operating margin information relates only to McDonald’s restaurants (excludes non-McDonald’s brands).

Combined operating margin dollars increased $252.5 million or 24% for the quarter (16% in constant currencies). The U.S. and Europe segments accounted for more than 80% of the combined margin dollars in both years.

In the U.S., the Company-operated margin percent increased for the quarter primarily due to positive comparable sales, partly offset by higher commodity costs. Commodity cost pressures are expected to continue, with the impact lessening in the fourth quarter.

In Europe, the Company-operated margin percent improvement in 2004 reflected better margin performance in Germany, France and Russia and weak performance in the U.K. as we continue to establish an appropriate value strategy.

In APMEA, a strong comparable sales performance in Australia primarily drove the Company-operated margin percent improvement for the quarter.

The consolidated franchised margin percent increased for the quarter primarily due to strong comparable sales in the U.S., partly offset by the impact of a higher proportion of sites leased by the Company.

The following table presents margin components as a percent of sales.

COMPANY-OPERATED COSTS AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS*

Quarters ended March 31,	2004	2003

Food & paper	33.8	33.9

Payroll & employee benefits	26.6	27.2

Occupancy & other operating expenses	25.3	26.2

Total expenses	85.7	87.3

Company-operated margins	14.3	12.7

*	Operating margin information relates only to McDonald’s restaurants (excludes non-McDonald’s brands).

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 15% for the quarter (10% in constant currencies) primarily due to higher performance-based incentive compensation, primarily in the U.S. Selling, general & administrative expenses as a percent of revenues were 10.4% and as a percent of Systemwide sales were 3.9% for both years.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions

Quarters ended March 31,	2004	2003

Gains on sales of restaurant businesses	$(15.9)	$(18.4)

Equity in earnings of unconsolidated affiliates	(10.9)	(0.8)

Other expense	36.8	15.2

Total	$10.0	$(4.0)

Equity in earnings of unconsolidated affiliates increased for the quarter primarily due to stronger performance in the U.S. and improved results from our Japanese affiliate.

Other expense for 2004 reflected higher losses on property retirements and dispositions.

Operating Income

OPERATING INCOME Dollars in millions

Quarters ended March 31,	2004	2003	% Inc / (Dec)	% Inc /(Dec) Excluding Currency Translation

U.S.	$516.8	$405.7	27	27

Europe	321.6	268.4	20	4

APMEA	90.0	69.4	30	9

Latin America	(1.8)	2.2	n/m	n/m

Canada	33.3	26.2	27	11

Other	0.7	(12.9)	n/m	n/m

Corporate	(102.2)	(84.4)	(21)	(21)

Total operating income	$858.4	$674.6	27	18

n/m Not meaningful

Consolidated operating income for the quarter increased due to higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses and higher losses on property retirements and dispositions compared with 2003.

In the U.S., operating income increased for the quarter primarily due to higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses.

In Europe, strong performances in Germany, France and Russia were partly offset by weak results in the U.K.

In APMEA, operating income increased primarily due to strong performance in Australia.

In Latin America, operating income declined primarily due to continuing difficult economic conditions in Brazil.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for the quarter due to lower average interest rates and debt levels, partly offset by stronger foreign currencies.

Nonoperating expense decreased for the quarter primarily due to losses on certain corporate investments in 2003.

The effective income tax rate was 32.5% for first quarter 2004 compared with 33.5% in 2003. The lower income tax rate in 2004 was primarily due to higher tax benefits in certain international markets.

CASH FLOWS AND FINANCIAL POSITION

Cash provided by operations totaled $865.1 million and exceeded capital expenditures by $684.8 million for the quarter. Cash provided by operations increased $313.0 million due to strong operating results, primarily in the U.S., and changes in working capital. Capital expenditures decreased $123.9 million or 41% for the quarter primarily due to lower restaurant openings in 2004, partly offset by stronger foreign currencies. As a result, the Company’s cash balance increased $476.8 million from December 31, 2003 to March 31, 2004. For the year, the Company expects capital expenditures to be $1.5 to $1.6 billion compared with $1.3 billion for 2003. See the following OUTLOOK section for the Company’s expectations regarding other uses of cash from operations in 2004.

Debt obligations at March 31, 2004 totaled $9,749.1 million compared with $9,730.5 million at December 31, 2003. The increase in 2004 is due to the impact of changes in exchange rates on foreign currency-denominated debt of $15.8 million and SFAS No. 133 noncash fair value adjustments of $14.4 million, partly offset by net repayments of $11.6 million.

RESTAURANT INFORMATION

The following table presents restaurant information by ownership type.

Restaurants at March 31,	2004	2003

Operated by franchisees	18,149	17,816

Operated by the Company	8,982	9,147

Operated by affiliates	4,023	4,209

Systemwide restaurants	31,154	31,172

OUTLOOK

The information provided below is as of the date of this report.

•	McDonald’s expects net restaurant additions to add approximately one percentage point to sales and operating income growth in 2004 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2003.

In 2004, McDonald’s expects to open about 550 traditional McDonald’s restaurants and 300 satellite restaurants and close about 300 traditional restaurants and 100 satellite restaurants.

•	McDonald’s does not provide specific guidance on comparable sales expectations. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would impact annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would impact annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2004 selling, general & administrative expenses to be up modestly (less than 5%) in constant currencies and to decline as a percent of revenues and Systemwide sales compared with 2003.

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2003 average rates), McDonald’s annual earnings per share would change by about 5 to 6 cents.

•	For 2004, the Company expects its net debt principal repayments to be approximately $400 million to $700 million. As a result of repayments in 2003 and 2004, the Company expects interest expense to decrease about 4% to 8% compared with 2003, based on current interest and foreign currency exchange rates.

•	McDonald’s expects the effective income tax rate for 2004 to be between 32.0% and 33.0%.

•	McDonald’s expects capital expenditures for 2004 to be approximately $1.5 billion to $1.6 billion.

•	McDonald’s expects to return at least $1 billion to shareholders through dividends and share repurchases in 2004. The Company repurchased $271 million of its common stock during the first quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2003 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program

January 1-31, 2004	1,035,496	$25.38	1,035,496	$3,999,882,000
February 1-29, 2004	4,452,546	$27.31	4,452,546	$3,878,267,000
March 1-31, 2004	4,341,831	$28.43	4,341,831	$3,754,813,000

Total	9,829,873	$27.60	9,829,873	$3,754,813,000

* In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of July 11, 2002, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6-3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from 1 Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities. Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8-7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

		(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

		(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts

	(a)	Directors’ Stock Plan, as amended and restated December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

	(b)	Profit Sharing Program, as amended and restated, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

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

	(d)	1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated January 21, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

	(h)	McDonald’s Corporation 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2001.*

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Rule 13a – 14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a – 14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter covered by this report and subsequently through May 6, 2004.

Date of Report	Item Reported	Financial Statements Required to be Filed
3/5/04	Item 12	No
4/13/04	Item 12	No
4/19/04	Item 5	No
4/27/04	Item 12	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

May 6, 2004	/s/ Matthew H. Paull

Matthew H. Paull Corporate Executive Vice President and Chief Financial Officer