Form 10-Q
period 2004-06-30
MCDONALDS CORP
filed 2004-08-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5231

MCDONALD’S CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

McDonald’s Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

(630) 623-3000

(Registrant’s Telephone Number, including Area Code)

_____________________________________________________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

1,256,243,821

(Number of shares of common stock

outstanding as of June 30, 2004)

McDONALD’S CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2004	December 31, 2003
Assets
Current assets
Cash and equivalents	$930.8	$492.8
Accounts and notes receivable	694.4	734.5
Inventories, at cost, not in excess of market	129.8	129.4
Prepaid expenses and other current assets	575.5	528.7
Total current assets	2,330.5	1,885.4
Other assets
Investments in and advances to affiliates	1,049.7	1,089.6
Goodwill, net	1,695.1	1,665.1
Miscellaneous	939.2	960.3
Total other assets	3,684.0	3,715.0
Property and equipment
Property and equipment, at cost	28,585.9	28,740.2
Accumulated depreciation and amortization	(9,127.2)	(8,815.5)
Net property and equipment	19,458.7	19,924.7
Total assets	$25,473.2	$25,525.1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$537.4	$577.4
Income taxes	—	71.5
Other taxes	250.0	222.0
Accrued interest	185.4	193.1
Accrued restructuring and restaurant closing costs	87.5	115.7
Accrued payroll and other liabilities	860.5	918.1
Current maturities of long-term debt	154.0	388.0
Total current liabilities	2,074.8	2,485.8
Long-term debt	8,990.2	9,342.5
Other long-term liabilities and minority interests	694.0	699.8
Deferred income taxes	1,051.9	1,015.1
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million	16.6	16.6
Additional paid-in capital	1,961.8	1,837.5
Unearned ESOP compensation	(90.6)	(90.5)
Retained earnings	21,275.1	20,172.3
Accumulated other comprehensive income (loss)	(837.3)	(635.5)
Common stock in treasury, at cost; 404.4 and 398.7 million shares	(9,663.3)	(9,318.5)
Total shareholders’ equity	12,662.3	11,981.9
Total liabilities and shareholders’ equity	$25,473.2	$25,525.1

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

In millions, except per common share data	Quarters Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues
Sales by Company-operated restaurants	$3,511.9	$3,189.7	$6,794.9	$6,045.8
Revenues from franchised and affiliated restaurants	1,217.1	1,091.1	2,333.8	2,034.7
Total revenues	4,729.0	4,280.8	9,128.7	8,080.5
Operating costs and expenses
Company-operated restaurant expenses	2,985.5	2,744.0	5,812.9	5,253.4
Franchised restaurants – occupancy expenses	245.7	231.0	492.1	454.3
Selling, general, and administrative expenses	496.5	466.4	954.0	862.8
Other operating expense, net	35.4	13.2	45.4	9.2
Total operating costs and expenses	3,763.1	3,454.6	7,304.4	6,579.7
Operating income	965.9	826.2	1,824.3	1,500.8
Interest expense	88.1	101.7	179.8	203.5
Nonoperating expense, net	11.9	16.3	20.8	41.5
Income before provision for income taxes and cumulative effect of accounting change	865.9	708.2	1,623.7	1,255.8
Provision for income taxes	275.2	237.3	521.5	420.7
Income before cumulative effect of accounting change	590.7	470.9	1,102.2	835.1
Cumulative effect of accounting change, net of tax benefit of $9.4				(36.8)
Net income	$590.7	$470.9	$1,102.2	$798.3
Per common share:
Income before cumulative effect of accounting change	$0.47	$0.37	$0.88	$0.66
Cumulative effect of accounting change				(0.03)
Net income	$0.47	$0.37	$0.88	$0.63
Per common share–diluted:
Income before cumulative effect of accounting change	$0.47	$0.37	$0.87	$0.66
Cumulative effect of accounting change				(0.03)
Net income	$0.47	$0.37	$0.87	$0.63
Weighted average shares	1,256.0	1,272.5	1,258.8	1,271.1
Weighted average shares–diluted	1,268.0	1,277.5	1,271.6	1,273.0

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30		Six Months Ended June 30
In millions	2004	2003	2004	2003
Operating activities
Net income	$590.7	$470.9	$1,102.2	$798.3
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting change				36.8
Depreciation and amortization	292.2	270.5	589.4	557.7
Deferred income taxes	12.5	52.7	(0.6)	87.3
Changes in working capital items	(107.6)	(107.4)	(65.3)	(264.8)
Other	32.5	(0.8)	59.7	22.7
Cash provided by operations	820.3	685.9	1,685.4	1,238.0
Investing activities
Property and equipment expenditures	(303.5)	(316.3)	(483.8)	(620.5)
Purchases and sales of restaurant businesses and sales of property	43.3	30.8	80.5	9.0
Other	(26.1)	6.6	(30.3)	(29.1)
Cash used for investing activities	(286.3)	(278.9)	(433.6)	(640.6)
Financing activities
Notes payable and long-term financing issuances and repayments	(425.8)	(344.1)	(437.4)	(390.9)
Treasury stock purchases	(242.3)	(26.0)	(533.8)	(26.0)
Stock option exercises	106.0	18.7	230.2	75.1
Other	(10.7)	(23.2)	(72.8)	(65.6)
Cash used for financing activities	(572.8)	(374.6)	(813.8)	(407.4)
Cash and equivalents increase (decrease)	(38.8)	32.4	438.0	190.0
Cash and equivalents at beginning of period	969.6	488.0	492.8	330.4
Cash and equivalents at end of period	$930.8	$520.4	$930.8	$520.4

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2004 do not necessarily indicate the results that may be expected for the full year.

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

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2004 and 2003:

	Quarters Ended June 30		Six Months Ended June 30
In millions	2004	2003	2004	2003
Net income	$590.7	$470.9	$1,102.2	$798.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(183.0)	376.4	(203.5)	534.6
Deferred hedging adjustments	—	(1.2)	1.7	(0.6)
Total other comprehensive income (loss)	(183.0)	375.2	(201.8)	534.0
Total comprehensive income	$407.7	$846.1	$900.4	$1,332.3

Accrued Restructuring and Restaurant Closing Costs

In 2003 and 2002, the Company recorded special charges primarily related to the disposition of certain non-McDonald’s brands, restaurant closings, restructuring markets and eliminating positions. The Company made cash payments of $14.2 million during the second quarter and $28.2 million during the six months ended June 30, 2004, primarily related to lease obligations. The remaining balance of $87.5 million at June 30, 2004 primarily related to lease obligations.

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock options, calculated using the treasury stock method, of 12.0 million shares and 5.0 million shares for the second quarter 2004 and 2003, respectively, and 12.8 million shares and 1.9 million shares for the six months ended June 30, 2004 and 2003, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 89.7 million shares and 163.8 million shares for the second quarter 2004 and 2003, respectively, and 94.3 million shares and 185.1 million shares for the six months ended June 30, 2004 and 2003, respectively.

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

Pro forma disclosures	Quarters Ended June 30		Six Months Ended June 30
In millions, except per share data	2004	2003	2004	2003
Net income, as reported	$ 590.7	$ 470.9	$1,102.2	$ 798.3
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	2.9	1.4	4.3	1.8
Deduct: Total stock-based employee compensation expense determined under fair value method for all rewards, net of related tax effects	(38.0)	(55.4)	(82.2)	(121.2)
Pro forma-net income	$ 555.6	$ 416.9	$1,024.3	$ 678.9
Net income per share:
As reported-basic	$ 0.47	$ 0.37	$ 0.88	$ 0.63
Pro forma-basic	$ 0.44	$ 0.33	$ 0.81	$ 0.53

As reported-diluted	$ 0.47	$ 0.37	$ 0.87	$ 0.63
Pro forma-diluted	$ 0.44	$ 0.33	$ 0.81	$ 0.53

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

	Quarters Ended June 30		Six Months Ended June 30
In millions	2004	2003	2004	2003
Revenues
U.S.	$1,662.5	$1,551.0	$3,152.5	$2,867.1
Europe	1,662.3	1,463.3	3,218.8	2,765.8
APMEA	663.6	570.8	1,321.2	1,152.5
Latin America	233.3	212.7	458.1	399.1
Canada	221.5	196.7	420.4	347.8
Other	285.8	286.3	557.7	548.2
Total revenues	$4,729.0	$4,280.8	$9,128.7	$8,080.5
Operating income (loss)
U.S.	$604.2	$503.3	$1,121.0	$909.0
Europe	369.1	329.8	690.7	598.2
APMEA	66.2	47.9	156.2	117.3
Latin America	(1.8)	2.8	(3.6)	5.0
Canada	43.1	40.9	76.4	67.1
Other	5.8	(10.3)	6.5	(23.2)
Corporate	(120.7)	(88.2)	(222.9)	(172.6)
Total operating income	$965.9	$826.2	$1,824.3	$1,500.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of Business

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

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments. Fees vary by type of site, amount of Company investment and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise agreements that generally have 20-year terms.

We manage the business based on geographic segments: United States; Europe; Asia/Pacific, the Middle East and Africa (APMEA); Latin America and Canada. In addition, throughout this report we present a segment entitled “Other” that includes

non-McDonald’s brands. The U.S. and Europe segments account for approximately 70% of total revenues.

Strategic Direction

In early 2003, the Company introduced a comprehensive revitalization plan to increase McDonald’s relevance to today’s consumers as well as improve our financial discipline. We redefined our strategy to emphasize growth through adding more customers to existing restaurants. In line with this, we took a more disciplined approach to capital allocation and put a greater emphasis on controlling expenses. We aligned the System (includes franchisees and suppliers as well as the Company, its subsidiaries and joint ventures) around our customer-focused Plan to Win, designed to deliver operational excellence and leadership marketing. This Plan contains aggressive goals and measures for success based on the five drivers of exceptional customer experiences—people, products, place, price and promotion.

In 2003, we made significant progress in operational excellence and marketing leadership. We also made progress from a financial perspective. We improved our comparable sales and Company-operated margin trends, reduced capital expenditures by $700 million, paid down about $900 million of debt, bought back stock and increased the dividend by 70%.

The progress has continued into 2004, as we take our revitalization efforts to the next level. We are focused on providing better service; further enhancing our food taste, menu variety and value offerings; and creating more relevant marketing. For the first half of the year, the comparable sales increase was the highest in 20 years, and despite commodity cost pressures, the Company-operated margin significantly improved as a percent of sales. We continued to pay down debt and plan to return more than $1 billion to shareholders during the year through share repurchases and dividends.

All geographic segments posted strong comparable sales and the Company delivered double-digit growth in Systemwide sales, revenues, operating income and earnings per share for both the quarter and six months.

In the U.S., second quarter comparable sales performance remained strong and Company-operated margins reached 19.5%, a level not achieved since 1994, despite a challenging commodity cost environment. Commodity cost increases are expected to continue, with the impact lessening in the second half of the year.

Europe’s momentum continued to build in the second quarter, with the segment reporting its strongest comparable sales growth rate in more than two years. We are encouraged by this progress and confident that our service, food, value and marketing initiatives will generate steady improvements over the long term.

We have also seen renewed strength in Asia/Pacific with continued robust trends in Australia, a strong rebound in China, and encouraging signs of improvement in Japan.

Looking ahead, sales comparisons will be more difficult and we expect continued pressure on commodity costs in the second half of the year.  In addition, some key markets outside the U.S. continue to experience economic challenges. Yet, we believe the combination of initiatives that benefited the business in 2003 and the first half of 2004 will continue to create positive momentum.

We will remain focused on operational excellence, leadership marketing, innovation and financial discipline. We’ll continue to share successful initiatives throughout the System such as our Salads Plus menu, restaurant reimaging concepts, and branded affordability programs.

Our goal is to strengthen the foundation of our business in the near term and to deliver attractive growth and returns on a sustained basis over the long term. For 2005 and beyond, we are targeting average annual Systemwide sales and revenue growth of 3 percent to 5 percent, average annual operating income growth of 6 percent to 7 percent, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Consolidated revenues increased 10% (7% in constant currencies) for the quarter and 13% (8% in constant currencies) for the six months.

•	Comparable sales increased 7.8% for the quarter and 8.5% for the six months.

•	Company-operated restaurant margins increased $75 million ($58 million in constant currencies) and 90 basis points for the quarter and $178 million ($130 million in constant currencies) and 120 basis points for the six months.

•	Franchised restaurant margins increased $111 million ($87 million in constant currencies) and 100 basis points for the quarter and $260 million ($185 million in constant currencies) and 120 basis points for the six months.

•	Operating income increased 17% (13% in constant currencies) for the quarter and 22% (16% in constant currencies) for the six months.

•	Net income per common share increased 27% (22% in constant currencies) for the quarter and 32% (26% in constant currencies) before the effect of the 2003 accounting change for the six months.

•	Cash provided by operations increased $447 million or 36% to nearly $1.7 billion for the six months.

•	The Company repaid $437 million of debt and bought back more than $500 million of stock during the six months.

Outlook

•	McDonald’s expects net restaurant additions to add approximately one percentage point to sales and operating income growth in 2004 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2003. In 2004, McDonald’s expects to open about 500 traditional McDonald’s restaurants and 250 satellite restaurants and close about 200 traditional restaurants and 150 satellite restaurants.

•	McDonald’s does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would impact annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would impact annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2004 selling, general & administrative expenses to be up modestly (less than 5%) in constant currencies and to decline as a percent of revenues and Systemwide sales compared with 2003.

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2003 average rates), McDonald’s annual earnings per share would change by about 5 cents to 6 cents.

•	For 2004, the Company expects its net debt principal repayments to be approximately $500 million to $700 million. At the end of 2003, McDonald’s debt-to-capital ratio was 44%. We are targeting a debt-to-capital ratio of 35% - 40% over the next couple of years. As a result of repayments in 2003 and 2004, the Company expects interest expense to decrease about 7% to 10% compared with 2003, based on current interest and foreign currency exchange rates.

•	McDonald’s expects the effective income tax rate for 2004 to be between 32.0% and 33.0%.

•	McDonald’s expects capital expenditures for 2004 to be approximately $1.5 billion to $1.6 billion.

•	McDonald’s expects to return more than $1 billion to shareholders through dividends and share repurchases in 2004.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, whether operated by the Company, by franchisees or by affiliates operating under joint-venture agreements. While sales by franchisees and affiliates are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliate revenues and are indicative of the financial health of our franchisee base.

•	Comparable sales represent sales at Systemwide restaurants in operation at least thirteen months, excluding the impact of currency translation. Comparable sales are a key performance indicator used within the retail industry and are reviewed by management to assess business trends for McDonald’s restaurants.

Forward-Looking Statements

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-Looking Statements at the end of Management’s Discussion and Analysis.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per common share data	Quarter Ended June 30, 2004		Six Months Ended June 30, 2004
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,511.9	10	$6,794.9	12
Revenues from franchised and affiliated restaurants	1,217.1	12	2,333.8	15
Total revenues	4,729.0	10	9,128.7	13
Operating costs and expenses
Company-operated restaurant expenses	2,985.5	9	5,812.9	11
Franchised restaurants – occupancy expenses	245.7	6	492.1	8
Selling, general, and administrative expenses	496.5	6	954.0	11
Other operating expense, net	35.4	n/m	45.4	n/m
Total operating costs and expenses	3,763.1	9	7,304.4	11
Operating income	965.9	17	1,824.3	22
Interest expense	88.1	(13)	179.8	(12)
Nonoperating expense, net	11.9	(27)	20.8	(50)
Income before provision for income taxes and cumulative effect of accounting change	865.9	22	1,623.7	29
Provision for income taxes	275.2	16	521.5	24
Income before cumulative effect of accounting change	590.7	25	1,102.2	32
Net income	$590.7	25	$1,102.2	38
Per common share:
Income before cumulative effect of accounting change	$0.47	27	$0.88	33
Net income	$0.47	27	$0.88	40
Per common share - diluted:
Income before cumulative effect of accounting change	$0.47	27	$0.87	32
Net income	$0.47	27	$0.87	38

n/m	Not meaningful

Net Income and Diluted Net Income Per Common Share

For the quarter, net income increased $119.8 million or 25%, and diluted income per common share increased $0.10 or 27%.

For the six months, income before the cumulative effect of accounting changes increased $267.1 million or 32%, and diluted income per common share before the cumulative effect of accounting change increased $0.21 or 32%. Net income, including the cumulative effect of the accounting change, increased $303.9 million or 38% and diluted net income per common share increased $0.24 or 38%.

Diluted weighted average shares outstanding were lower for both periods compared with the prior year due to shares repurchased partially offset by higher dilution from outstanding stock options.

Cumulative Effect of Accounting Change

First quarter 2003 included a noncash charge of $36.8 million after tax ($0.03 per diluted share) for the cumulative effect of an accounting change that impacted lease obligations in certain international markets. See change in accounting standard note on page 6 for further discussion of this charge.

Impact of Foreign Currencies on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions
Quarters Ended June 30,	Reported Amount 2004 2003		Currency Translation Benefit (Loss 2004)
Revenues	$4,729.0	$4,280.8	$135.4
Combined operating margins*	1,467.0	1,281.7	40.1
Selling, general & administrative expenses	496.5	466.4	(9.4)
Operating income	965.9	826.2	30.7
Net income	590.7	470.9	14.3
Net income per common share – diluted	0.47	0.37	0.02
Six Months Ended June 30,	2004	2003	2004
Revenues	$9,128.7	$8,080.5	$423.4
Combined operating margins*	2,768.1	2,330.3	123.3
Selling, general & administrative expenses	954.0	862.8	(32.0)
Operating income	1,824.3	1,500.8	90.6
Income before cumulative effect of accounting change	1,102.2	835.1	44.3
Income before cumulative effect of accounting change – per diluted common share	0.87	0.66	0.04

* Includes McDonald’s Restaurants only

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income and earnings per share for the quarter and six months, primarily due to the strengthening of the Euro and British Pound.

Revenues

REVENUES Dollars in millions
Quarters Ended June 30,	2004	2003	% Inc / (Dec	)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales:
U.S.	$970.4	$930.6	4		4
Europe	1,276.6	1,118.5	14		6
APMEA	585.6	504.2	16		12
Latin America	213.9	191.3	12		16
Canada	180.8	159.4	13		10
Other	284.6	285.7	—		—
Total	$3,511.9	$3,189.7	10		7
Franchised and affiliated revenues:
U.S.	$692.1	$620.4	12		12
Europe	385.7	344.8	12		5
APMEA	78.0	66.6	17		7
Latin America	19.4	21.4	(9)		(4)
Canada	40.7	37.3	9		6
Other	1.2	0.6	n/m		n/m
Total	$1,217.1	$1,091.1	12		9
Total revenues:
U.S.	$1,662.5	$1,551.0	7		7
Europe	1,662.3	1,463.3	14		6
APMEA	663.6	570.8	16		12
Latin America	233.3	212.7	10		14
Canada	221.5	196.7	13		10
Other	285.8	286.3	—		—
Total	$4,729.0	$4,280.8	10		7

n/m	Not meaningful

REVENUES Dollars in millions
Six Months Ended June 30,	2004	2003	% Inc / (Dec	)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales:
U.S.	$1,845.9	$1,720.6	7		7
Europe	2,468.1	2,118.4	17		5
APMEA	1,162.7	1,021.6	14		8
Latin America	419.5	356.5	18		16
Canada	343.7	281.7	22		13
Other	555.0	547.0	1		1
Total	$6,794.9	$6,045.8	12		7
Franchised and affiliated revenues:
U.S.	$1,306.6	$1,146.5	14		14
Europe	750.7	647.4	16		5
APMEA	158.5	130.9	21		6
Latin America	38.6	42.6	(9)		(8)
Canada	76.7	66.1	16		8
Other	2.7	1.2	n/m		n/m
Total	$2,333.8	$2,034.7	15		10
Total revenues:
U.S.	$3,152.5	$2,867.1	10		10
Europe	3,218.8	2,765.8	16		5
APMEA	1,321.2	1,152.5	15		8
Latin America	458.1	399.1	15		13
Canada	420.4	347.8	21		12
Other	557.7	548.2	2		2
Total	$9,128.7	$8,080.5	13		8

n/m	Not meaningful

In the U.S., ongoing execution of complementary, customer-focused initiatives drove the strong revenue increases for the quarter and six months. These initiatives included Chicken McNuggets made with white meat, McGriddles breakfast sandwiches, Premium Salads, the Dollar Menu, popular Happy Meals, extended hours and a heightened focus on operations. Franchised and affiliated revenues increased at a higher rate than Company-operated sales for both periods due to a higher percentage of franchised restaurants in 2004 than 2003. While sales comparisons in the second half of the year will be more challenging, we remain confident that our combination of initiatives will continue to deliver solid results and build on the foundation established last year.

In Europe, the increase in revenues in both periods was driven by positive comparable sales in most markets. Our new Salads Plus menu, introduced in 15 European countries during the second quarter, is connecting with customers, enhancing our brand image and generating higher average checks.

In APMEA, the increase in revenues for the quarter and six months was primarily due to strong performance in Australia driven by the ongoing popularity of its Salads Plus menu and positive comparable sales in China. In addition, second quarter 2004’s performance is being compared with prior year results which were negatively impacted by concerns about SARS (Severe Acute Respiratory Syndrome) in several key markets.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2004 and 2003:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
U.S.	9.2	4.9	11.5	1.6
Europe	4.4	(1.8)	4.0	(3.1)
APMEA	9.3	(6.6)	7.2	(7.4)
Latin America	8.9	6.2	8.8	4.8
Canada	6.3	(0.9)	8.2	(3.3)
McDonald’s Restaurants	7.8	1.2	8.5	(1.1)

*	Excludes non-McDonald’s brands.

The following table presents Systemwide sales growth rates for the quarter and six months ended June 30, 2004:

SYSTEMWIDE SALES PERCENT INCREASE / (DECREASE)
	Quarter Ended June 30, 2004		Six Months Ended June 30, 2004
	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	10	10	12	12
Europe	13	6	17	5
APMEA	16	9	16	7
Latin America	5	9	11	9
Canada	11	8	19	10
Other*	(3)	(3)	(1)	(1)
Total sales	11	8	14	9

*	Reflects the sale of Donatos Pizzeria and the closing of all Donatos and Boston Market international locations in fourth quarter 2003.

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
	Percent		Amount		% Inc / (Dec)
Quarters Ended June 30,	2004	2003	2004	2003
Company-operated
U.S.	19.5	18.5	$189.6	$171.7	10
Europe	15.5	15.6	197.3	174.1	13
APMEA	10.9	7.5	63.8	38.0	68
Latin America	8.2	8.0	17.6	15.3	15
Canada	15.7	14.4	28.3	23.0	23
Total	15.4	14.5	$496.6	$422.1	18
Franchised
U.S.	81.3	80.5	$563.0	$499.4	13
Europe	76.9	75.7	296.6	261.0	14
APMEA	85.4	84.4	66.6	56.2	19
Latin America	63.8	64.0	12.3	13.6	(10)
Canada	78.1	78.8	31.9	29.4	9
Total	79.8	78.8	$970.4	$859.6	13
Six Months Ended June 30,	2004	2003	2004	2003
Company-operated
U.S.	18.9	16.6	$349.1	$286.1	22
Europe	14.9	14.7	368.4	312.2	18
APMEA	10.8	8.6	125.8	88.0	43
Latin America	8.1	7.9	34.1	28.2	21
Canada	14.9	12.9	51.3	36.3	41
Total	14.9	13.7	$928.7	$750.8	24
Franchised
U.S.	80.4	79.0	$1,050.2	$905.3	16
Europe	76.0	75.0	570.3	485.3	18
APMEA	85.6	84.1	135.6	110.1	23
Latin America	62.2	64.8	24.0	27.6	(13)
Canada	77.3	77.6	59.3	51.2	16
Total	78.9	77.7	$1,839.4	$1,579.5	16

Combined operating margin dollars increased $185.3 million or 14% for the quarter (11% in constant currencies) and $437.8 million or 19% for the six months (13% in constant currencies). The U.S. and Europe segments accounted for approximately 85% of the combined margin dollars and more than 75% of the increase in both periods of 2004.

In the U.S., the Company-operated margin percent increased in both periods primarily due to positive comparable sales, partly offset by higher commodity costs. Commodity cost increases are expected to continue, with the impact lessening in the second half of the year.

In Europe, the Company-operated margin percent for both periods reflected improved margin performance in Russia, Germany and Italy and weak performance in the U.K. Europe’s margins continue to be pressured by higher food and labor costs, partly related to the Salads Plus rollout.

In APMEA, the Company-operated margin percent improved for the quarter and six months primarily due to strong comparable sales performance in Australia and China as well as improved margin performance in Hong Kong.

The consolidated franchised margin percent increased for both periods primarily due to strong comparable sales in the U.S., partly offset by the impact of increased rent expense resulting from a higher proportion of sites being leased by the Company.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Food & paper	34.3	33.8	34.1	33.8
Payroll & employee benefits	26.1	26.7	26.3	26.9
Occupancy & other operating expenses	24.2	25.0	24.7	25.6
Total Company-operated restaurant expenses	84.6	85.5	85.1	86.3
Company-operated margins	15.4	14.5	14.9	13.7

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 6% for the quarter (4% in constant currencies) and 11% for the six months (7% in constant currencies), primarily due to higher performance-based incentive compensation. Selling, general & administrative expenses as a percent of revenues declined from 10.7% for the six months of 2003 to 10.5% for the six months of 2004 and as a percent of Systemwide sales declined from 4.0% in 2003 to 3.9% in 2004. Selling, general & administrative expenses for the second quarter of 2003 included $14 million in severance costs, primarily associated with streamlining restaurant development functions, and $11 million of incremental marketing.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gains on sales of restaurant businesses	$ (7.3)	$(12.4)	$(23.2)	$(30.8)
Equity in earnings of unconsolidated affiliates	(11.2)	(2.7)	(22.1)	(3.5)
Other expense	53.9	28.3	90.7	43.5
Total	$ 35.4	$ 13.2	$ 45.4	$ 9.2

Equity in earnings of unconsolidated affiliates increased for the quarter and six months primarily due to stronger performance in the U.S. and improved results from our Japanese affiliate.

Other expense for the quarter and six months of 2004 reflected a $13 million write-off of goodwill in Thailand, and higher losses on asset dispositions. Other expense for both periods in 2003 reflected about $25 million of costs in the U.S. as a result of management’s decision to significantly reduce capital expenditures.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended June 30,	2004	2003	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$ 604.2	$ 503.3	20	20
Europe	369.1	329.8	12	5
APMEA	66.2	47.9	38	26
Latin America	(1.8)	2.8	n/m	n/m
Canada	43.1	40.9	5	3
Other	5.8	(10.3)	n/m	n/m
Corporate	(120.7)	(88.2)	(37)	(37)
Total operating income	$ 965.9	$ 826.2	17	13
Six Months Ended June 30,	2004	2003
U.S.	$1,121.0	$ 909.0	23	23
Europe	690.7	598.2	15	4
APMEA	156.2	117.3	33	16
Latin America	(3.6)	5.0	n/m	n/m
Canada	76.4	67.1	14	6
Other	6.5	(23.2)	n/m	n/m
Corporate	(222.9)	(172.6)	(29)	(29)
Total operating income	$1,824.3	$1,500.8	22	16

n/m	Not meaningful

In the U.S., operating income increased for the quarter and six months primarily due to higher combined operating margin dollars. In addition, the quarter benefited from lower selling, general & administrative expenses.

In Europe, operating income for both periods reflects strong performance in Germany and France, partly offset by weak results in the U.K.

In APMEA, operating income increased primarily due to strong performance in Australia and improved results in China and Hong Kong, partly offset by the write-off in Thailand.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for the quarter and six months due to lower average interest rates and debt levels, partly offset by stronger foreign currencies.

Nonoperating expense decreased for the six months primarily due to losses on certain corporate investments in 2003.

The effective income tax rate was 31.8% for second quarter 2004 and 32.1% for the six months 2004 compared with 33.5% for both periods in 2003. The lower income tax rates in 2004 were primarily due to higher tax benefits in certain international markets.

CASH FLOWS AND FINANCIAL POSITION

The Company generates significant cash from operations and has substantial credit capacity to fund operating spending and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1,685.4 million and exceeded capital expenditures by $1,201.6 million for the six months. Cash provided by operations increased $447.4 million due to strong operating results, primarily in the U.S., and changes in working capital, partly offset by higher income tax payments.

Cash used for investing activities totaled $433.6 million for the six months, a decrease of $207.0 million driven by lower capital spending and lower purchases of restaurant businesses. Capital expenditures decreased $136.7 million or 22% for the six months primarily due to lower restaurant openings in 2004.

Cash used for financing activities totaled $813.8 million for the six months, an increase of $406.4 million primarily due to higher share repurchases and higher debt repayments, partly offset by higher proceeds from stock options exercised.

Debt obligations at June 30, 2004 totaled $9,144.2 million compared with $9,730.5 million at December 31, 2003. The decrease in 2004 was due to net repayments of $437.4 million, the impact of changes in exchange rates on foreign currency-denominated debt of $92.5 million and SFAS No. 133 noncash fair value adjustments of $56.4 million.

As a result of the above activity, the Company’s cash balance increased $438.0 million from December 31, 2003 to $930.8 million at June 30, 2004. For the full year, the Company expects capital expenditures to be approximately $1.5 billion to $1.6 billion, debt repayments to be approximately $500 million to $700 million and to return more than $1 billion to shareholders through dividends and share repurchases.

RESTAURANT INFORMATION

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2004	2003
Operated by franchisees	18,158	17,975
Operated by the Company	9,029	9,147
Operated by affiliates	4,057	4,154
Systemwide restaurants	31,244	31,276

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on May 20, 2004.

(b) See Item 4(c) below.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: the election of five directors to serve until the Annual Meeting of Shareholders as indicated, the approval of independent auditors for 2004, the approval of the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, and the approval of the McDonald’s Corporation 2004 Cash Incentive Plan. The voting results were as follows:

(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Edward A. Brennan (2007)	1,082,574,078	30,106,659
Walter E. Massey (2007)	1,074,617,534	38,063,203
John W. Rogers, Jr. (2007)	1,079,857,787	32,822,950
Anne-Marie Slaughter (2005)	1,084,071,619	28,609,118
Roger W. Stone (2007)	1,052,689,936	59,990,801

Additional directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2005	Term Expiring in 2006
Hall Adams, Jr.	Robert A. Eckert
Charles H. Bell	Enrique Hernandez, Jr.
Cary D. McMillan	Jeanne P. Jackson
Andrew J. McKenna

(2)	The proposal to approve the appointment of independent auditors was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
1,060,695,917	37,415,448	14,569,372

(3)	The proposal to approve the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan (filed as an Exhibit hereto) was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
682,086,793	246,689,516	18,330,454	165,573,974

(4)	The proposal to approve the McDonald’s Corporation 2004 Cash Incentive Plan (filed as an Exhibit hereto) was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
1,041,704,682	53,981,484	16,994,571

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program
April 1-30, 2004	6,711,563	$27.15	6,711,563	$3,572,571,000
May 1-31, 2004	2,087,366	$26.56	2,087,366	$3,517,123,000
June 1-30, 2004	272,774	$27.29	272,774	$3,509,678,000
Total	9,071,703	$27.02	9,071,703	$3,509,678,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

(3)	(a) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

(b) By-Laws, effective as of May 19, 2004, filed herewith.

(4)	Instruments defining the rights of security holders, including Indentures: **

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

(i) First Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

(ii) Second Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(iii) Third Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(iv) Fourth Amendment to the McDonald’s Profit Sharing Program, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002. *

(c) McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i) First Amendment to McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

(d) 1975 Stock Ownership Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

(e) 1992 Stock Ownership Incentive Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(f) 1999 Non-Employee Director Stock Option Plan, as amended and restated, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

(g) Executive Retention Plan, as amended and restated January 21, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(h) McDonald’s Corporation, as amended and restated, 2001 Omnibus Stock Ownership Plan, filed herewith.*

(i)     Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(j) McDonald’s Corporation 2004 Cash Incentive Plan, filed herewith.*

(k) Senior Director Letter Agreement between Donald G. Lubin and the Company, filed herewith.

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Rule 13a – 14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a – 14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter covered by this report and subsequently through August 6, 2004.

Date of Report	Item Reported	Financial Statements Required to be Filed
5/10/04	Item 5	No
5/19/04	Item 5	No
6/7/04	Item 5	No
7/14/04	Item 12	No
7/22/04	Item 12	No

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

August 6, 2004	/s/ Matthew H. Paull
Matthew H. Paull
Senior Executive Vice President and
Chief Financial Officer