Form 10-Q
period 2004-09-30
MCDONALDS CORP
filed 2004-11-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5231

MCDONALD’S CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

McDonald’s Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑  No ☐

1,257,205,376

(Number of shares of common stock

outstanding as of September 30, 2004)

McDONALD’S CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2004	December 31, 2003
Assets
Current assets
Cash and equivalents	$1,556.9	$492.8
Accounts and notes receivable	648.7	734.5
Inventories, at cost, not in excess of market	140.4	129.4
Prepaid expenses and other current assets	561.8	528.7
Total current assets	2,907.8	1,885.4
Other assets
Investments in and advances to affiliates	1,054.2	1,089.6
Goodwill, net	1,755.6	1,665.1
Miscellaneous	970.1	960.3
Total other assets	3,779.9	3,715.0
Property and equipment
Property and equipment, at cost	29,071.7	28,740.2
Accumulated depreciation and amortization	(9,421.1)	(8,815.5)
Net property and equipment	19,650.6	19,924.7
Total assets	$26,338.3	$25,525.1
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$529.4	$577.4
Dividend payable	691.0	—
Income taxes	71.4	71.5
Other taxes	231.6	222.0
Accrued interest	171.1	193.1
Accrued restructuring and restaurant closing costs	79.7	115.7
Accrued payroll and other liabilities	1,007.2	918.1
Current maturities of long-term debt	170.6	388.0
Total current liabilities	2,952.0	2,485.8
Long-term debt	8,692.7	9,342.5
Other long-term liabilities and minority interests	707.2	699.8
Deferred income taxes	1,025.8	1,015.1
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million	16.6	16.6
Additional paid-in capital	2,016.2	1,837.5
Unearned ESOP compensation	(85.8)	(90.5)
Retained earnings	21,362.8	20,172.3
Accumulated other comprehensive income (loss)	(644.0)	(635.5)
Common stock in treasury, at cost; 403.4 and 398.7 million shares	(9,705.2)	(9,318.5)
Total shareholders’ equity	12,960.6	11,981.9
Total liabilities and shareholders’ equity	$26,338.3	$25,525.1

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

In millions, except per common share data	Quarters Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues
Sales by Company-operated restaurants	$3,664.8	$3,351.2	$10,459.7	$9,397.0
Revenues from franchised and affiliated restaurants	1,260.9	1,153.4	3,594.7	3,188.1
Total revenues	4,925.7	4,504.6	14,054.4	12,585.1
Operating costs and expenses
Company-operated restaurant expenses	3,086.3	2,840.6	8,899.2	8,094.0
Franchised restaurants – occupancy expenses	252.9	236.0	745.0	690.3
Selling, general, and administrative expenses	474.6	456.3	1,428.6	1,319.1
Other operating expense, net	13.0	7.8	58.4	17.0
Total operating costs and expenses	3,826.8	3,540.7	11,131.2	10,120.4
Operating income	1,098.9	963.9	2,923.2	2,464.7
Interest expense	88.1	93.8	267.9	297.3
Nonoperating expense, net	5.3	47.0	26.1	88.5
Income before provision for income taxes and cumulative effect of accounting change	1,005.5	823.1	2,629.2	2,078.9
Provision for income taxes	227.1	275.7	748.6	696.4
Income before cumulative effect of accounting change	778.4	547.4	1,880.6	1,382.5
Cumulative effect of accounting change, net of tax benefit of $9.4				(36.8)
Net income	$778.4	$547.4	$1,880.6	$1,345.7
Per common share:
Income before cumulative effect of accounting change	$0.62	$0.43	$1.49	$1.09
Cumulative effect of accounting change				(0.03)
Net income	$0.62	$0.43	$1.49	$1.06
Per common share–diluted:
Income before cumulative effect of accounting change	$0.61	$0.43	$1.48	$1.08
Cumulative effect of accounting change				(0.03)
Net income	$0.61	$0.43	$1.48	$1.05
Dividends declared per common share	$0.55	$0.40	$0.55	$0.40
Weighted average shares	1,256.7	1,271.5	1,258.1	1,271.2
Weighted average shares–diluted	1,268.4	1,281.0	1,270.6	1,276.2

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Operating activities
Net income	$778.4	$547.4	$1,880.6	$1,345.7
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting change				36.8
Depreciation and amortization	293.2	274.9	882.6	832.6
Deferred income taxes	(48.1)	131.8	(48.7)	219.1
Changes in working capital items	217.1	49.7	151.8	(215.1)
Other	30.2	26.4	89.9	49.1
Cash provided by operations	1,270.8	1,030.2	2,956.2	2,268.2
Investing activities
Property and equipment expenditures	(311.7)	(257.5)	(795.5)	(878.0)
Purchases and sales of restaurant businesses and sales of property	14.3	9.9	94.8	18.9
Other	(13.7)	(16.9)	(44.0)	(46.0)
Cash used for investing activities	(311.1)	(264.5)	(744.7)	(905.1)
Financing activities
Notes payable and long-term financing issuances and repayments	(342.3)	(530.8)	(779.7)	(921.7)
Treasury stock purchases	(77.2)	(139.5)	(611.0)	(165.5)
Stock option exercises	78.1	27.4	308.3	102.5
Other	7.8	4.2	(65.0)	(61.4)
Cash used for financing activities	(333.6)	(638.7)	(1,147.4)	(1,046.1)
Cash and equivalents increase	626.1	127.0	1,064.1	317.0
Cash and equivalents at beginning of period	930.8	520.4	492.8	330.4
Cash and equivalents at end of period	$1,556.9	$647.4	$1,556.9	$647.4

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2004 do not necessarily indicate the results that may be expected for the full year.

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

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2004 and 2003:

	Quarters Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Net income	$778.4	$547.4	$1,880.6	$1,345.7
Other comprehensive income (loss):
Foreign currency translation adjustments	192.8	40.9	(10.7)	575.5
Deferred hedging adjustments	0.5	7.7	2.2	7.1
Total other comprehensive income (loss)	193.3	48.6	(8.5)	582.6
Total comprehensive income	$971.7	$596.0	$1,872.1	$1,928.3

Accrued Restructuring and Restaurant Closing Costs

In 2003 and 2002, the Company recorded certain charges primarily related to the disposition of certain non-McDonald’s brands, restaurant closings, restructuring markets and eliminating positions. The Company made cash payments of $7.8 million during the third quarter and $36.0 million during the nine months ended September 30, 2004, primarily related to lease obligations. The remaining balance of $79.7 million at September 30, 2004 primarily related to lease obligations.

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of stock-based employee compensation, calculated using the treasury stock method, of 11.7 million shares and 9.5 million shares for the third quarter 2004 and 2003, respectively, and 12.5 million shares and 5.0 million shares for the nine months ended September 30, 2004 and 2003, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 83.5 million shares and 159.1 million shares for the third quarter 2004 and 2003, respectively, and 90.0 million shares and 167.1 million shares for the nine months ended September 30, 2004 and 2003, respectively.

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

Pro forma disclosures	Quarters Ended September 30		Nine Months Ended September 30
In millions, except per share data	2004	2003	2004	2003
Net income, as reported	$778.4	$547.4	$1,880.6	$1,345.7
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	1.2	1.3	5.5	3.1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(34.5)	(50.8)	(116.7)	(172.0)
Pro forma-net income	$745.1	$497.9	$1,769.4	$1,176.8
Net income per share:
As reported-basic	$0.62	$0.43	$1.49	$1.06
Pro forma-basic	$0.59	$0.39	$1.41	$0.93

As reported-diluted	$0.61	$0.43	$1.48	$1.05
Pro forma-diluted	$0.59	$0.39	$1.40	$0.92

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

	Quarters Ended September 30		Nine Months Ended September 30
In millions	2004	2003	2004	2003
Revenues
U.S.	$1,702.9	$1,593.5	$4,855.4	$4,460.6
Europe	1,717.6	1,525.4	4,936.4	4,291.2
APMEA	708.2	659.3	2,029.4	1,811.8
Latin America	260.8	221.3	718.9	620.4
Canada	242.7	213.8	663.1	561.6
Other	293.5	291.3	851.2	839.5
Total revenues	$4,925.7	$4,504.6	$14,054.4	$12,585.1
Operating income (loss)
U.S.	$627.8	$571.0	$1,748.8	$1,480.0
Europe	412.7	382.6	1,103.4	980.8
APMEA	96.4	91.4	252.6	208.7
Latin America	2.3	(20.2)	(1.3)	(15.2)
Canada	54.4	47.3	130.8	114.4
Other	8.2	(0.2)	14.7	(23.4)
Corporate	(102.9)	(108.0)	(325.8)	(280.6)
Total operating income	$1,098.9	$963.9	$2,923.2	$2,464.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of Business

The Company primarily operates and franchises McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, more than 8,000 are operated by the Company, approximately 18,000 are operated by franchisees and about 4,000 are operated by affiliates under license agreements. In general, the Company owns the land and building or secures long-term leases for restaurant sites regardless of who operates the restaurant. This ensures long-term occupancy rights and helps control related costs.

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

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, the Middle East and Africa (APMEA); Latin America; and Canada. In addition, throughout this report we present a segment entitled “Other” that includes non-McDonald’s brands. The U.S. and Europe segments account for approximately 70% of total revenues.

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

In 2003, we made significant progress in operational excellence and leadership marketing. We also made progress from a financial perspective. We improved our comparable sales and Company-operated margin trends, reduced capital expenditures by $700 million, paid down about $900 million of debt, bought back stock and increased the dividend by 70%.

The progress has continued into 2004. We are focused on providing better service; further enhancing our food taste, menu variety and value offerings; and creating more relevant marketing. The Company has fortified its foundation and is positioned for future growth. We continue to exercise strong financial discipline by managing costs and using our significant and growing cash flow to invest in the business and strengthen our balance sheet. We continue to pay down debt and plan to return at least $1.3 billion to shareholders during the year through share repurchases and dividends.

For each quarter of 2004, McDonald’s increased customer visits, improved margins and delivered double-digit growth in earnings per share.

In the U.S., results were strong, especially in the face of increasingly difficult year-over-year comparisons. Our U.S. business has now posted comparable sales increases along with meaningful margin expansion for six consecutive quarters.

In Europe, high unemployment and low consumer confidence in Germany continue to negatively impact our growth and we expect these challenges to continue to impact our performance in the near-term. We are leveraging the strengths of our everyday value offerings to attract more consumers in this challenging economic environment. In the U.K., we are starting to make progress renewing consumer excitement in our Brand with enhanced food taste and variety and improved service.

For McDonald’s Asia/Pacific, Middle East and Africa segment comparable sales trends were strong in 2004, driven by efforts in Japan, Australia and China to distinguish our Brand through added value and menu variety.

Looking ahead, we will continue to face difficult sales comparisons as well as economic challenges in some key markets outside the U.S. Yet, we remain confident that our initiatives will continue to generate solid results and build on the foundation established last year.

Our goal is to strengthen our business in the near term and to deliver sustainable growth and returns over the long term. For 2005 and beyond, we are targeting average annual Systemwide sales and revenue growth of 3 percent to 5 percent, average annual operating income growth of 6 percent to 7 percent, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Consolidated revenues increased 9% (6% in constant currencies) for the quarter and 12% (7% in constant currencies) for the nine months.

•	Comparable sales increased 5.8% for the quarter and 7.6% for the nine months.

•	Company-operated restaurant margins increased $63 million ($41 million in constant currencies) and 40 basis points for the quarter and $241 million ($171 million in constant currencies) and 100 basis points for the nine months.

•	Franchised restaurant margins increased $89 million ($58 million in constant currencies) and 40 basis points for the quarter and $349 million ($242 million in constant currencies) and 100 basis points for the nine months.

•	Operating income increased 14% (10% in constant currencies) for the quarter and 19% (13% in constant currencies) for the nine months.

•	Net income per common share increased 42% (37% in constant currencies) to $0.61 for the quarter and 37% (32% in constant currencies) to $1.48 for the nine months. In both periods, earnings per share included a significantly lower tax rate compared with prior year.

•	In third quarter, McDonald’s Board of Directors approved a 38% increase in the Company’s annual dividend, boosting the annual cash payout to 55 cents per share, or $691 million.

•	Cash provided by operations increased $688 million or 30% to nearly $3.0 billion for the nine months.

•	We repaid $780 million of debt and repurchased about $600 million of stock during the nine months.

Outlook

•	McDonald’s expects net restaurant additions to add approximately one percentage point to sales and operating income growth in 2004 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2003. In 2004, McDonald’s expects to open about 500 traditional McDonald’s restaurants and 250 satellite restaurants and close about 200 traditional restaurants and 150 satellite restaurants.

•	McDonald’s does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would impact annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would impact annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2004 selling, general & administrative expenses to be up modestly (less than 5%) in constant currencies and to decline as a percent of revenues and Systemwide sales compared with 2003.

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2003 average rates), McDonald’s annual earnings per share would change by about 5 cents to 6 cents.

•	For 2004, the Company expects its net debt principal repayments to be approximately $800 million to $900 million. At the end of 2003, McDonald’s debt-to-capital ratio was 44%. We are targeting a debt-to-capital ratio of 35%-40% over the next couple of years. As a result of repayments in 2003 and 2004, the Company expects interest expense to decrease about 8% to 10% compared with 2003, based on current interest and foreign currency exchange rates.

•	McDonald’s expects the effective income tax rate for the fourth quarter 2004 to be approximately 30%. This excludes the impact of U.S. legislation signed into law October 2004. However, based on our preliminary review, we currently expect it to have a limited effect on McDonald’s reported results.

•	McDonald’s expects capital expenditures for 2004 to be approximately $1.5 billion to $1.6 billion.

•	McDonald’s expects to return at least $1.3 billion to shareholders through dividends and share repurchases in 2004.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants in operation at least thirteen months, excluding the impact of currency translation. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

Forward-Looking Statements

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-Looking Statements at the end of Management’s Discussion and Analysis.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per common share data	Quarter Ended September 30, 2004		Nine Months Ended September 30, 2004
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,664.8	9	$10,459.7	11
Revenues from franchised and affiliated restaurants	1,260.9	9	3,594.7	13
Total revenues	4,925.7	9	14,054.4	12
Operating costs and expenses
Company-operated restaurant expenses	3,086.3	9	8,899.2	10
Franchised restaurants – occupancy expenses	252.9	7	745.0	8
Selling, general, and administrative expenses	474.6	4	1,428.6	8
Other operating expense, net	13.0	67	58.4	n/m
Total operating costs and expenses	3,826.8	8	11,131.2	10
Operating income	1,098.9	14	2,923.2	19
Interest expense	88.1	(6)	267.9	(10)
Nonoperating expense, net	5.3	(89)	26.1	(71)
Income before provision for income taxes and cumulative effect of accounting change	1,005.5	22	2,629.2	26
Provision for income taxes	227.1	(18)	748.6	7
Income before cumulative effect of accounting change	778.4	42	1,880.6	36
Net income	$778.4	42	$1,880.6	40
Per common share:
Income before cumulative effect of accounting change	$0.62	44	$1.49	37
Net income	$0.62	44	$1.49	41
Per common share–diluted:
Income before cumulative effect of accounting change	$0.61	42	$1.48	37
Net income	$0.61	42	$1.48	41

n/m Not meaningful

Net Income and Diluted Net Income Per Common Share

For the quarter, net income increased $231.0 million or 42%, and diluted income per common share increased $0.18 or 42%.

For the nine months, income before the cumulative effect of accounting changes increased $498.1 million or 36%, and diluted income per common share before the cumulative effect of accounting change increased $0.40 or 37%. Net income, including the cumulative effect of the accounting change, increased $534.9 million or 40% and diluted net income per common share increased $0.43 or 41%.

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

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions
Quarters Ended September 30,	Reported Amount 2004 2003		Currency Translation Benefit (Loss 2004)
Revenues	$4,925.7	$4,504.6	$170.3
Combined operating margins*	1,554.6	1,402.3	53.6
Selling, general & administrative expenses	474.6	456.3	(11.5)
Operating income	1,098.9	963.9	42.5
Net income	778.4	547.4	24.7
Net income per common share – diluted	0.61	0.43	0.02
Nine Months Ended September 30,	2004	2003	2004
Revenues	$14,054.4	$12,585.1	$593.7
Combined operating margins*	4,322.7	3,732.6	176.9
Selling, general & administrative expenses	1,428.6	1,319.1	(43.5)
Operating income	2,923.2	2,464.7	133.1
Income before cumulative effect of accounting change	1,880.6	1,382.5	69.0
Income before cumulative effect of accounting change – per diluted common share	1.48	1.08	0.05
*	Excludes non-McDonald’s brands

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income and earnings per share for the quarter and nine months, primarily due to the strengthening of the Euro and British Pound.

Revenues

REVENUES Dollars in millions
Quarters Ended September 30,	2004	2003	% Inc / (Dec	)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$995.0	$941.7	6		6
Europe	1,315.9	1,161.4	13		3
APMEA	625.3	584.3	7		5
Latin America	240.5	199.6	20		25
Canada	196.6	173.7	13		7
Other	291.5	290.5	—		—
Total	$3,664.8	$3,351.2	9		5
Franchised and affiliated revenues
U.S.	$707.9	$651.8	9		9
Europe	401.7	364.0	10		1
APMEA	82.9	75.0	11		4
Latin America	20.3	21.7	(6)		(2)
Canada	46.1	40.1	15		9
Other	2.0	0.8	n/m		n/m
Total	$1,260.9	$1,153.4	9		6
Total revenues
U.S.	$1,702.9	$1,593.5	7		7
Europe	1,717.6	1,525.4	13		3
APMEA	708.2	659.3	7		5
Latin America	260.8	221.3	18		22
Canada	242.7	213.8	14		8
Other	293.5	291.3	1		1
Total	$4,925.7	$4,504.6	9		6

n/m Not meaningful

REVENUES Dollars in millions
Nine Months Ended September 30,	2004	2003	% Inc / (Dec	)	% Inc /(Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,840.9	$2,662.3	7		7
Europe	3,784.0	3,279.8	15		5
APMEA	1,788.0	1,605.9	11		7
Latin America	660.0	556.1	19		19
Canada	540.3	455.4	19		11
Other	846.5	837.5	1		1
Total	$10,459.7	$9,397.0	11		6
Franchised and affiliated revenues
U.S.	$2,014.5	$1,798.3	12		12
Europe	1,152.4	1,011.4	14		3
APMEA	241.4	205.9	17		5
Latin America	58.9	64.3	(8)		(6)
Canada	122.8	106.2	16		8
Other	4.7	2.0	n/m		n/m
Total	$3,594.7	$3,188.1	13		8
Total revenues
U.S.	$4,855.4	$4,460.6	9		9
Europe	4,936.4	4,291.2	15		4
APMEA	2,029.4	1,811.8	12		7
Latin America	718.9	620.4	16		16
Canada	663.1	561.6	18		10
Other	851.2	839.5	1		1
Total	$14,054.4	$12,585.1	12		7

n/m Not meaningful

In the U.S., the increase in revenues for the quarter and nine months is due to alignment, focus and discipline behind delivering menu variety, choice and value, better tasting food, more convenient hours, stronger marketing and improved service. Franchised and affiliated revenues increased at a higher rate than Company-operated sales for both periods due to a higher percentage of franchised restaurants in 2004 compared with 2003. We remain confident that our combination of initiatives will continue to generate solid results and build on the foundation established last year.

In Europe, the increase in revenues for both periods was due to strong comparable sales in Russia, which is entirely Company-operated, positive comparable sales in France and the U.K and expansion. Germany’s poor performance had a negative impact on the quarter.

In APMEA, the increase in revenues for the quarter and nine months was primarily due to strong performance in China and Australia as well as positive comparable sales in many other markets.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2004 and 2003:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004		2003
U.S.	8.5		9.5	10.4		4.3
Europe	0.3		(0.1)	2.7		(2.0)
APMEA	5.4		(3.9)	6.5		(6.2)
Latin America	15.5		(1.8)	11.2		2.5
Canada	5.5		0.7	7.2		(1.8)
McDonald’s Restaurants	5.8		3.9	7.6		0.7
* Excludes non-McDonald’s brands.

The following table presents Systemwide sales growth rates for the quarter and nine months ended September 30, 2004:

SYSTEMWIDE SALES PERCENT INCREASE / (DECREASE)
	Quarter Ended September 30, 2004			Nine Months Ended September 30, 2004
	% Inc / (Dec	)	% Inc /(Dec) Excluding Currency Translation	% Inc / (Dec	)	% Inc /(Dec) Excluding Currency Translation
U.S.	9		9	11		11
Europe	11		2	15		4
APMEA	11		6	14		6
Latin America	12		16	11		12
Canada	13		7	16		9
Other*	(2)		(2)	(1)		(1)
Total sales	10		6	12		8

*	Reflects the sale of Donatos Pizzeria and the closing of all Donatos and Boston Market international locations in fourth quarter 2003.

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
	Percent		Amount		% Inc / (Dec)
Quarters Ended September 30,	2004	2003	2004	2003
Company-operated
U.S.	19.6	18.6	$194.9	$175.5	11
Europe	16.7	17.0	219.2	197.5	11
APMEA	12.3	12.2	76.7	71.4	7
Latin America	10.0	5.7	24.0	11.4	n/m
Canada	17.1	17.1	33.6	29.7	13
Total	16.3	15.9	$548.4	$485.5	13

Franchised
U.S.	81.3	80.4	$575.5	$524.3	10
Europe	77.2	77.4	310.2	281.6	10
APMEA	85.8	86.7	71.1	65.0	9
Latin America	63.5	64.7	13.0	14.1	(8)
Canada	79.2	79.3	36.4	31.8	14
Total	79.9	79.5	$1,006.2	$916.8	10
Nine Months Ended September 30,	2004	2003	2004	2003
Company-operated
U.S.	19.1	17.3	$544.0	$461.6	18
Europe	15.5	15.5	587.6	509.7	15
APMEA	11.3	9.9	202.5	159.4	27
Latin America	8.8	7.1	58.1	39.6	47
Canada	15.7	14.5	84.9	66.0	29
Total	15.4	14.4	$1,477.1	$1,236.3	19

Franchised
U.S.	80.7	79.5	$1,625.7	$1,429.6	14
Europe	76.4	75.8	880.5	766.9	15
APMEA	85.6	85.0	206.7	175.1	18
Latin America	62.7	64.9	37.0	41.7	(11)
Canada	78.0	78.3	95.7	83.0	15
Total	79.3	78.3	$2,845.6	$2,496.3	14

Combined operating margin dollars increased $152.3 million or 11% for the quarter (7% in constant currencies) and $590.1 million or 16% for the nine months (11% in constant currencies). The U.S. and Europe segments accounted for approximately 85% of the combined margin dollars and more than 75% of the increases in both periods of 2004.

In the U.S., the Company-operated margin percent increased in both periods primarily due to positive comparable sales, partly offset by higher commodity costs. Commodity cost increases are expected to have less of an impact during the remainder of the year.

In Europe, the Company-operated margin percent for both periods reflected improved margin performance in Russia and weak performance in the U.K. In addition, the quarter was negatively impacted by weak sales in Germany and higher food costs as a percent of sales in our three largest markets.

In APMEA, the Company-operated margin percent for both periods reflected strong comparable sales in Australia, improved operating performance in Hong Kong and China and poor performance in South Korea. In addition, 2003 margins for both periods benefited from SARS-related sales tax relief received from the Chinese government.

The consolidated franchised margin percent increased for both periods primarily due to strong comparable sales in the U.S., partly offset by the impact of increased rent expense in part resulting from a higher proportion of sites being leased by the Company.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Food & paper	34.1	33.6	34.1	33.7
Payroll & employee benefits	25.5	25.7	26.0	26.6
Occupancy & other operating expenses	24.1	24.8	24.5	25.3
Total Company-operated restaurant expenses	83.7	84.1	84.6	85.6
Company-operated margins	16.3	15.9	15.4	14.4

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 4% for the quarter (2% in constant currencies) and 8% for the nine months (5% in constant currencies), primarily due to higher performance-based incentive compensation. Selling, general & administrative expenses as a percent of revenues declined from 10.5% for the nine months 2003 to 10.2% for the nine months 2004 and as a percent of Systemwide sales declined from 3.9% in 2003 to 3.8% in 2004. Selling, general & administrative expenses for the nine months of 2003 included $14 million of severance costs, primarily associated with streamlining restaurant development functions, and $11 million of incremental marketing.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gains on sales of restaurant businesses	$(6.1)	$(11.5)	$(29.3)	$(42.3)
Equity in earnings of unconsolidated affiliates	(18.7)	(20.7)	(40.8)	(24.2)
Other expense	37.8	40.0	128.5	83.5
Total	$13.0	$7.8	$58.4	$17.0

For the nine months, equity in earnings of unconsolidated affiliates results increased primarily due to stronger performance in the U.S. and improved results from our Japanese affiliate. For the quarter, results were negatively impacted by a deferred tax adjustment in Japan.

Other expense for both periods of 2004 reflected higher losses on asset dispositions and lower provisions for uncollectible receivables. In addition, other expense for the nine months of 2004 included a $13 million write-off of goodwill in Thailand.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended September 30,	2004	2003	% Inc / (Dec	)	% Inc / (Dec) Excluding Currency Translation
U.S.	$627.8	$571.0	10		10
Europe	412.7	382.6	8		(1)
APMEA	96.4	91.4	5		—
Latin America	2.3	(20.2)	n/m		n/m
Canada	54.4	47.3	15		9
Other	8.2	(0.2)	n/m		n/m
Corporate	(102.9)	(108.0)	5		5
Total operating income	$1,098.9	$963.9	14		10
Nine Months Ended September 30,	2004	2003
U.S.	$1,748.8	$1,480.0	18		18
Europe	1,103.4	980.8	13		2
APMEA	252.6	208.7	21		9
Latin America	(1.3)	(15.2)	91		n/m
Canada	130.8	114.4	14		7
Other	14.7	(23.4)	n/m		n/m
Corporate	(325.8)	(280.6)	(16)		(16)
Total operating income	$2,923.2	$2,464.7	19		13

n/m Not meaningful

In the U.S., operating income increased for the quarter and nine months primarily due to higher combined operating margin dollars.

In Europe, for the quarter and nine months, operating income in constant currencies benefited from strong performance in Russia and positive results in France, but were negatively impacted by weak results in the U.K. Results in Germany had a negative impact on the quarter but benefited the nine months. We expect the economic challenges in Germany to continue to impact our performance in the near-term.

In APMEA, operating income in constant currencies for both periods benefited from Australia’s performance as well as improved performance in Hong Kong and China, partially offset by poor performance in South Korea. Third quarter 2003 included the sales tax relief benefit in China, which negatively impacted APMEA’s 2004 quarterly operating income growth rate by 5 percentage points. In addition, the nine months included the goodwill write-off in Thailand.

In Latin America, both periods of 2003 reflected significantly higher provisions for uncollectible receivables.

INTEREST, NONOPERATING EXPENSE AND INCOME TAXES

Interest expense decreased for the quarter and nine months due to lower average interest rates and debt levels, partly offset by stronger foreign currencies.

Nonoperating expense decreased for the quarter primarily due to a loss on the early extinguishment of debt in 2003 as well as higher interest income in 2004.

The effective income tax rate was 22.6% for third quarter 2004 and 28.5% for the nine months 2004 compared with 33.5% for both periods in 2003. The lower income tax rates in 2004 were primarily due to a transfer of shares between subsidiaries and a change in assumptions about the utilization of certain loss carryforwards. These items primarily impact 2004.

CASH FLOWS AND FINANCIAL POSITION

The Company generates significant cash from operations and has substantial available credit capacity to fund operating spending and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2,956.2 million and exceeded capital expenditures by $2,160.7 million for the nine months. Cash provided by operations increased $688.0 million due to strong operating results, primarily in the U.S., and changes in working capital, partly offset by higher income tax payments.

Cash used for investing activities totaled $744.7 million for the nine months, a decrease of $160.4 million due to lower capital spending and lower purchases of restaurant businesses. Capital expenditures decreased $82.5 million or 9% for the nine months primarily due to lower restaurant openings in 2004 and timing of expenditures related to remodels.

Cash used for financing activities totaled $1,147.4 million for the nine months, an increase of $101.3 million primarily due to higher share repurchases, partly offset by higher proceeds from stock options exercised.

Debt obligations at September 30, 2004 totaled $8,863.3 million compared with $9,730.5 million at December 31, 2003. The decrease in 2004 was due to net repayments of $779.7 million, the impact of changes in exchange rates on foreign currency-denominated debt of $59.3 million and SFAS No. 133 noncash fair value adjustments of $28.2 million.

As a result of the above activity, the Company’s cash balance increased $1,064.1 million from December 31, 2003 to $1,556.9 million at September 30, 2004. For the full year, the Company expects capital expenditures to be approximately $1.5 billion to $1.6 billion, debt repayments to be approximately $800 million to $900 million and to return at least $1.3 billion to shareholders through dividends ($0.55 per share or $691 million payable December 1, 2004) and share repurchases.

RESTAURANT INFORMATION

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2004	2003
Operated by franchisees	18,191	18,031
Operated by the Company	9,095	9,211
Operated by affiliates	4,072	4,053
Systemwide restaurants	31,358	31,295

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program
July 1-31, 2004	0	n/a	0	$3,509,678,000
August 1-31, 2004	2,871,020	$26.30	2,871,020	$3,434,177,000
September 1-30, 2004	70,213	$26.92	70,213	$3,432,287,000
Total	2,941,233	$26.31	2,941,233	$3,432,287,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.
n/a	Not applicable

Item 6. Exhibits

Exhibit Number	Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of May 19, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6-3/8% Debentures, due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from 1 Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities. Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8-7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/ 184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

		(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

		(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts

	(a)	Directors’ Stock Plan, as amended and restated December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

	(b)	Profit Sharing Program, as amended and restated November 1, 1998, incorporated herein by reference from Form 10-K, for the year ended December 31, 1999.*

		(i)	First Amendment to the McDonald’s Profit Sharing Program, effective as of June 1, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

		(ii)	Second Amendment to the McDonald’s Profit Sharing Program, effective as of January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

		(iii)	Third Amendment to the McDonald’s Profit Sharing Program, effective as of March 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

		(iv)	Fourth Amendment to the McDonald’s Profit Sharing Program, effective November 1, 1998, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2002. *

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i) First Amendment to McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated January 21, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(i) Exhibit A, Form of Transition Period Agreement, filed herewith.*

(ii) Exhibit B, Form of Continued Employment Period Agreement, filed herewith.*

(iii) Exhibit C, Form of Termination Agreement, filed herewith.*

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Rule 13a – 14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a – 14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

November 5, 2004	/s/ Matthew H. Paull
Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer