Form 10-K
period 2004-12-31
MCDONALDS CORP
filed 2005-03-04
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting common held by nonaffiliates of the registrant was $32,650,753,434 as of June 30, 2004. The number of shares of common stock outstanding was 1,272,117,313 as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this 10-K incorporates information by reference from the registrant’s 2005 definitive proxy statement which will be filed no later than 120 days after December 31, 2004.

•	Part I

Item 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General development of business

During 2004, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business. Effective January 1, 2005, we reorganized certain of our subsidiaries to facilitate the organization of our geographic segments into a structure that more appropriately reflects the operation of the Company’s worldwide business. We created separate Delaware corporate entities for certain of the geographic segments, namely McDonald’s USA, McDonald’s Europe, McDonald’s AMEA (Asia, Middle East and Africa), McDonald’s Latin America and McDonald’s International. An additional subsidiary was created for McDonald’s Ventures which consists of our non-McDonald’s brands.

(b) Financial information about segments

Segment data for the years ended December 31, 2004, 2003 and 2002 are included in Part II, Item 8, page 39 of this Form 10-K.

(c) Narrative description of business

•	General

The Company primarily operates and franchises McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

The Company also operates Boston Market and Chipotle Mexican Grill and has a minority ownership interest in U.K.-based Pret A Manger. In December 2003, the Company sold its Donatos Pizzeria business.

Since McDonald’s restaurant business comprises virtually all of the Company’s consolidated operating results, this narrative primarily relates to that business, unless otherwise noted.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees/licensees), or by affiliates operating under license agreements.

The Company’s operations are designed to assure consistency and high quality at every McDonald’s restaurant. When granting franchises and forming joint ventures, the Company is selective and generally is not in the practice of franchising to or partnering with investor groups or passive investors.

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

The Company, its franchisees/licensees and affiliates purchase food, packaging, equipment and other goods from numerous independent suppliers that have been approved by the Company. The Company has established and strictly enforces high-quality standards. The Company has quality assurance labs around the world to ensure that our high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers’ facilities. Further, a Quality Assurance Board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement.

Independently owned and operated distribution centers, also approved by the Company, distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of our products and in the delivery of customer service.

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. In addition, the Company is focused on being a leader in social responsibility, as the Company believes it is important to give back to the people and communities around the world who are responsible for our success.

•	Products

McDonald’s restaurants offer a substantially uniform menu. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Big N’ Tasty, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, Chicken Selects, french fries, premium salads, milk shakes, McFlurry desserts, sundaes, soft serve cones, pies, cookies, and soft drinks and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

McDonald’s restaurants in the U.S. and certain international markets are open during breakfast hours and offer a full- or limited-breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddle, biscuit and bagel sandwiches, hotcakes and muffins.

McDonald’s Corporation    3

Chipotle serves gourmet burritos and tacos. Boston Market is a home-meal replacement concept serving chicken, meatloaf and a variety of other main and side dishes. Pret A Manger is a quick-service food concept that serves mainly prepared and packaged cold sandwiches, snacks and drinks during lunchtime.

•	Intellectual property

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

•	Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002 in Part II, Item 7, pages 10 through 26, and the Consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002 in Part II, Item 8, page 30 of this Form 10-K.

•	Customers

The Company’s business is not dependent upon a single customer or small group of customers.

•	Backlog

Company-operated restaurants have no backlog orders.

•	Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

•	Competition

McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience and service and by offering quality food products. The Company’s competition in the broadest perspective includes restaurants, quickservice eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets.

In the U.S., there are about 529,000 restaurants that generated $373 billion in annual sales in 2004. McDonald’s restaurant business accounts for 2.5% of those restaurants and 6.5% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

•	Research and development

The Company operates a research and development facility in the U.S. and two facilities in Europe. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the McDonald’s System, which includes franchisees and suppliers as well as the Company, its subsidiaries and joint ventures.

•	Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2004, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

•	Number of employees

During 2004, the Company’s average number of employees worldwide, including Company-operated restaurant employees, was approximately 438,000. This includes employees at McDonald’s Company-operated restaurants as well as other restaurant concepts operated by the Company.

(d) Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 26 and Segment and geographic information in Part II, Item 8, page 39 of this Form 10-K.

(e) Available information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

Financial and other information can also be accessed on the investor section of the Company’s website at www.mcdonalds.com. The Company makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, McDonald’s Plaza, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s

4    McDonald’s Corporation

Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of Business Conduct, the Code of Ethics for the Chief Executive Officer and Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, McDonald’s Plaza, Oak Brook, Illinois 60523.

The Company’s then Chief Executive Officer, Charles H. Bell, certified to the New York Stock Exchange (NYSE) on June 16, 2004, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Item 2. Properties

The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data, school enrollments and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 26 and in Financial statements and supplementary data in Part II, Item 8, pages 27 through 43 of this Form 10-K.

Item 3. Legal proceedings

The Company has pending a number of lawsuits which have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods.

•	Shareholders

On April 2, 2004, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois (Case No. 04C-2422)(Allan Selbst v. McDonald’s Corporation, Jack M. Greenberg, Matthew H. Paull and Michael J. Roberts), alleging violation of federal securities laws. Two nearly identical actions were subsequently filed in the same court. On October 19, 2004, the lead plaintiff filed its amended and consolidated class action complaint, alleging, among other things, that the Company and individual defendants misled investors by issuing false and misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On January 18, 2005, the defendants filed a motion to dismiss the amended complaint which remains pending.

We received notice of a shareholder derivative action, filed July 9, 2004, in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 04CH10921) (Marilyn Clark, Derivatively on Behalf of McDonald’s Corporation v. Jack M.Greenberg, Matthew H. Paull, Michael J. Roberts, James A. Skinner, Stanley R. Stein, Gloria Santona, Fred L.Turner, Michael R.Quinlan, Hall Adams, Jr., Charles H. Bell, Edward A. Brennan, Robert A. Eckert, Enrique Hernandez, Jr., Jeanne P. Jackson, Donald G. Lubin, Walter E.Massey, Andrew J. McKenna, Cary D. McMillan, John W. Rogers, Jr., Terry L. Savage, Roger W. Stone, and Robert N. Thurston). This suit is purportedly brought on behalf of McDonald’s Corporation against several of its current and former directors and officers (collectively “Individual Defendants”), and the Corporation as a nominal defendant. Clark contains allegations similar to the federal court complaint, with additional allegations that the Individual Defendants participated in or failed to prevent the alleged securities fraud violations described above. Clark alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Clark seeks judgement in favor of McDonald’s Corporation for (1) unspecified damages sustained by the Corporation; (2) injunctive relief restricting the proceeds of Individual Defendants’ trading activities or other assets to assure the Corporation has an effective remedy; (3) restitution and disgorgement of all profits, benefits and other compensation; and (4) attorneys’ fees and costs. None of the defendants has been served with this complaint.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend these lawsuits vigorously.

•	Obesity

On or about February 17, 2003, two minors, by their parents and guardians, filed an Amended Complaint against McDonald’s Corporation in the United States District Court for the Southern District of New York (Case No. 02

McDonald’s Corporation    5

Civ. 7821 (RWS))(Ashley Pelman, a child under the age of 18 years,by her mother and natural guardian, Roberta Pelman and Jazlen Bradley, a child under the age of 18 years, by her father and natural guardian, Israel Bradley v. McDonald’s Corporation) seeking class action status on behalf of individuals in New York under the age of 18 (and their parents and/or guardians), who became obese or developed other adverse health conditions allegedly from eating McDonald’s products. On September 3, 2003, the Court dismissed all counts of the complaint with prejudice. On January 25, 2005, following an appeal by the plaintiffs, the Second Circuit Court of Appeals Court vacated the District Court’s decision to dismiss alleged violations of Section 349 of the New York Consumer Protection Act as set forth in Counts I-III of the amended complaint.

The surviving counts in the amended complaint allege that McDonald’s violated Section 349 of the New York Consumer Protection Act through the following conduct: (1) the combined effect of McDonald’s various promotional representations during the class period was to create the false impression that its food products were nutritionally beneficial and part of a healthy lifestyle if consumed daily; (2) McDonald’s failed adequately to disclose that its use of certain additives and the manner of its food processing rendered certain of its foods substantially less healthy than represented; and (3) McDonald’s deceptively represented that it would provide nutritional information to its New York customers when in reality such information was not readily available at a significant number of McDonald’s outlets in New York visited by the plaintiffs and others.

Plaintiffs seek unspecified compensatory damages; an order directing McDonald’s to label its individual products specifying the fat, salt, sugar, cholesterol and dietary content; “funding of an educational program to inform children and adults of the dangers of eating certain foods” sold by McDonald’s; and attorneys’ fees and costs.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend these lawsuits vigorously.

•	Franchising

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

•	Suppliers

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

•	Employees

Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

•	Customers

The Company’s restaurants serve a large cross-section of the public. In the course of serving so many people, disputes arise as to products, service, accidents, advertising, nutritional and other disclosures as well as other matters typical of an extensive restaurant business such as that of the Company.

•	Intellectual property

The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to defend and protect its use of its intellectual property.

•	Government regulations

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

6    McDonald’s Corporation

Item 4. Submission of matters to a vote of shareholders

None.

The following are the Executive Officers of our Company:

Ralph Alvarez, 49, is President of McDonald’s North America, a position to which he was appointed in January 2005. He served as President, McDonald’s USA, from July 2004 to January 2005. From January 2003 to July 2004, Mr. Alvarez served as the Chief Operations Officer for McDonald’s USA. Prior to that time he served as President, Central Division–McDonald’s USA from October 2001 to January 2003; President of McDonald’s Mexico from November 2000 to October 2001; and Regional Director for Chipotle Mexican Grill from February 1999 to November 2000. Except for a brief period in 1999, Mr. Alvarez has served the Company for 10 years.

M. Lawrence Light, 63, is Corporate Executive Vice President–Global Chief Marketing Officer. He has served in that position since joining the Company in September 2002. Prior to joining McDonald’s, he was President and Chief Executive Officer of Arcature, a brand consultancy. Mr. Light has been with the Company for two years.

Matthew H. Paull, 53, is Corporate Senior Executive Vice President and Chief Financial Officer. From July 2001 to June 2004 he was Corporate Executive Vice President and Chief Financial Officer. Prior to that time, he served as Senior Vice President, Corporate Tax and Finance from December 2000 to July 2001, Senior Vice President from January 2000 to December 2000 and Vice President from June 1993 to January 2000. Mr. Paull has been with the Company for 11 years.

David M. Pojman, 45, is Corporate Senior Vice President– Controller, a position he has held since March 2002. He served as Vice President and Assistant Corporate Controller from January 2000 to March 2002; and from July 1997 to January 2000, he served as Vice President–International Controller. Mr. Pojman has been with the Company for 22 years.

Michael J. Roberts, 54, is President and Chief Operating Officer, a post to which he was elected on November 22, 2004 and also has served as a Director since that date. Previously, he was Chief Executive Officer–McDonald’s USA from July 2004 to November 2004 and prior to that, President–McDonald’s USA from June 2001. From July 1997 to June 2001, Mr. Roberts was President, West Division–McDonald’s USA. Mr. Roberts has been with the Company for 27 years.

Gloria Santona, 54, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she was Corporate Senior Vice President, General Counsel and Secretary. From December 2000 to June 2001, she was Vice President, U.S. General Counsel and Secretary. From March 1997 to December 2000, she was Vice President, Deputy General Counsel and Secretary. Ms. Santona has been with the Company for 27 years.

James A. Skinner, 60, is Vice Chairman and Chief Executive Officer, a post to which he was elected on November 22, 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004 and as President and Chief Operating Officer of McDonald’s Worldwide Restaurant Group from February 2002 to December 2002. Prior to that, he served as President and Chief Operating Officer of McDonald’s Europe, Asia/ Pacific, Middle East and Africa from June 2001 to February 2002; and President of McDonald’s Europe from December 1997 to June 2001. Mr. Skinner has been with the Company for 34 years.

Russell P. Smyth, 48, is President–McDonald’s Europe, a position to which he was appointed in January 2003. He served as President of Partner Brands from December 2001 to January 2003; International Relationship Partner for Southeast and Central Asia from May 1999 to December 2001; and Vice President of the Latin America Group from July 1996 to May 1999. Mr. Smyth has been with the Company for 21 years.

McDonald’s Corporation    7

•	Part II

Item 5. Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share.

DOLLARS PER SHARE	2004			2003
	High	Low	Dividend	High	Low	Dividend
Quarter:
First	29.98	24.54	—	17.38	12.12	—
Second	29.43	25.05	—	22.95	13.88	—
Third	28.25	25.64	.550	24.37	20.40	.400
Fourth	32.96	27.31	—	27.01	23.01	—

Year	32.96	24.54	.550	27.01	12.12	.400

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2005 was estimated to be 971,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest a significant portion of earnings back into the business and use excess cash flow for debt repayments and returning cash to shareholders either through share repurchases or dividends. The Company has paid dividends on common stock for 29 consecutive years through 2004 and has increased the dividend amount at least once every year. As in the past, further dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Company’s Board of Directors.

The following table presents information related to repurchases of common stock the Company made during the three months ended December 31, 2004.

Issuer purchases of equity securities

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased under the program*	Maximum dollar amount that may yet be purchased under the program
October 1-31, 2004	5,649	$28.85	5,649	$3,432,124,000
November 1-30, 2004	94,104	$29.72	94,104	$3,429,327,000
December 1-31, 2004	280,419	$30.27	280,419	$3,420,838,000

Total	380,172	$30.12	380,172	$3,420,838,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited timeframes in each month.

The following table summarizes information about our equity compensation plans as of December 31, 2004. All outstanding awards relate to our Common Stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	109,245,239	(1)	$24.01	57,228,770
Equity compensation plans not approved by security holders	59,341,140	(2)	$34.86

Total	168,586,379		$27.68	57,228,770

(1)	Includes stock options outstanding under the following plans: 2001 Omnibus Stock Ownership Plan–59,192,137 shares; 1992 Stock Ownership Incentive Plan (1992 Plan)–46,788,226 shares; 1975 Stock Ownership Option Plan (1975 Plan)–1,338,506 shares; and Non-Employee Director Stock Option Plan–197,828 shares. Also includes 1,728,542 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.
(2)	Includes stock options outstanding under the following plans: 1992 Plan–58,291,640; 1975 Plan–1,000,000; and 1999 Non-Employee Director Stock Option Plan–49,500.

8    McDonald’s Corporation

Item 6. Selected financial data

11-year summary

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2004		2003		2002		2001		2000	1999	1998		1997	1996	1995	1994
Company-operated sales	$14,224		12,795		11,500		11,041		10,467	9,512	8,895		8,136	7,571	6,863	5,793
Franchised and affiliated revenues	$4,841		4,345		3,906		3,829		3,776	3,747	3,526		3,273	3,116	2,932	2,528

Total revenues	$19,065		17,140		15,406		14,870		14,243	13,259	12,421		11,409	10,687	9,795	8,321

Operating income	$3,541	(1)	2,832	(2)	2,113	(3)	2,697	(4)	3,330	3,320	2,762	(5)	2,808	2,633	2,601	2,241
Income before taxes and cumulative effect of accounting changes	$3,203	(1)	2,346	(2)	1,662	(3)	2,330	(4)	2,882	2,884	2,307	(5)	2,407	2,251	2,169	1,887
Net income	$2,279	(1)	1,471	(2,6)	893	(3,7)	1,637	(4)	1,977	1,948	1,550	(5)	1,642	1,573	1,427	1,224

Cash provided by operations	$3,904		3,269		2,890		2,688		2,751	3,009	2,766		2,442	2,461	2,296	1,926
Capital expenditures	$1,419		1,307		2,004		1,906		1,945	1,868	1,879		2,111	2,375	2,064	1,539
Treasury stock purchases	$605		439		687		1,090		2,002	933	1,162		765	605	321	500

Financial position at year end:
Total assets	$27,838		25,838		24,194		22,535		21,684	20,983	19,784		18,242	17,386	15,415	13,592
Total debt	$9,220		9,731		9,979		8,918		8,474	7,252	7,043		6,463	5,523	4,836	4,351
Total shareholders’ equity	$14,201		11,982		10,281		9,488		9,204	9,639	9,465		8,852	8,718	7,861	6,885
Shares outstanding IN MILLIONS	1,270		1,262		1,268		1,281		1,305	1,351	1,356		1,371	1,389	1,400	1,387

Per common share:
Net income–basic	$1.81	(1)	1.16	(2,6)	.70	(3,7)	1.27	(4)	1.49	1.44	1.14	(5)	1.17	1.11	.99	.84
Net income–diluted	$1.79	(1)	1.15	(2,6)	.70	(3,7)	1.25	(4)	1.46	1.39	1.10	(5)	1.15	1.08	.97	.82
Dividends declared	$.55		.40		.24		.23		.22	.20	.18		.16	.15	.13	.12
Market price at year end	$32.06		24.83		16.08		26.47		34.00	40.31	38.41		23.88	22.69	22.56	14.63

Company-operated restaurants	9,212		8,959		9,000		8,378		7,652	6,059	5,433		4,887	4,294	3,783	3,216
Franchised restaurants	18,248		18,132		17,864		17,395		16,795	15,949	15,086		14,197	13,374	12,186	10,944
Affiliated restaurants	4,101		4,038		4,244		4,320		4,260	4,301	3,994		3,844	3,216	2,330	1,739

Total Systemwide restaurants	31,561		31,129		31,108		30,093		28,707	26,309	24,513		22,928	20,884	18,299	15,899

Franchised and affiliated sales(8)	$37,065		33,137		30,026		29,590		29,714	28,979	27,084		25,502	24,241	23,051	20,194

(1)	Includes pretax operating charges of $130 million related to asset/goodwill impairment and $160 million ($21 million related to 2004 and $139 million related to prior years) for a correction in the Company’s lease accounting practices and policies (see Other operating expense, net note to the consolidated financial statements for further details), as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $241 million ($172 million after tax or $0.13 per share).
(2)	Includes pretax charges of $408 million ($323 million after tax or $0.25 per share) primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment. See Other operating expense, net note to the consolidated financial statements for further details.
(3)	Includes pretax charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring certain international markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs. See Other operating expense, net note to the consolidated financial statements for further details.
(4)	Includes pretax operating charges of $378 million primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment as well as net pretax nonoperating income of $125 million primarily related to a gain on the initial public offering of McDonald’s Japan, for a total pretax expense of $253 million ($143 million after tax or $0.11 per share).
(5)	Includes pretax charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of Made For You costs and $160 million related to a home office productivity initiative.
(6)	Includes a $37 million after-tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of SFAS No.143 “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. See Summary of significant accounting policies note to the consolidated financial statements for further details.
(7)	Includes a $99 million after-tax charge ($0.08 per share–basic and $0.07 per share–diluted) to reflect the cumulative effect of the adoption of SFAS No.142 “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. See Summary of significant accounting policies note to the consolidated financial statements for further details. Adjusted for the nonamortization provisions of SFAS No.142, net income per common share would have been $0.02 higher in 2001 and 2000 and $0.01 higher in 1999-1996.
(8)	While franchised and affiliated sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of the franchisee base.

McDonald’s Corporation    9

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview

Description of the business

The Company primarily operates and franchises McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, more than 8,000 are operated by the Company, approximately 18,000 are operated by franchisees/licensees and about 4,000 are operated by affiliates. In general, the Company owns the land and building or secures long-term leases for restaurant sites regardless of who operates the restaurant. This ensures longterm occupancy rights and helps control related costs.

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments. Fees vary by type of site, amount of Company investment and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, Middle East and Africa (APMEA); Latin America and Canada. In addition, throughout this report we present a segment entitled “Other” that includes non-McDonald’s brands (e.g., Boston Market and Chipotle Mexican Grill). The U.S. and Europe segments each accounts for approximately 35% of total revenues. France, Germany and the United Kingdom account for about 65% of Europe’s revenues; Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method) account for over 45% of APMEA’s revenues; and Brazil accounts for about 40% of Latin America’s revenues. These seven markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

In analyzing business trends, management considers a variety of performance and financial measures including Systemwide sales growth, comparable sales growth, operating margins and returns.

•	Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because the Company believes they better represent the underlying business trends.

•	Systemwide sales in this report include sales by all McDonald’s and Other restaurants, whether operated by the Company, by franchisees or by affiliates. While sales by franchisees and affiliates are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because it is the basis on which the Company calculates and records franchised and affiliated revenues and is indicative of the financial health of our franchisee base.

•	Comparable sales are a key performance indicator used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales represent the percent change in constant currency sales from the same period in the prior year for all McDonald’s restaurants in operation at least thirteen months. McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays, weekend days and timing of holidays in a given timeframe can have a positive or negative impact on comparable sales. The Company refers to this impact as the calendar shift/trading day adjustment. This impact varies geographically due to consumer spending patterns and has the greatest impact on monthly comparable sales and typically has minimal impact annually, with the exception of leap years, such as 2004, due to an incremental full day of sales.

•	Return on incremental invested capital (ROIIC) is a measure reviewed by management to determine the effectiveness of capital deployed. The one-year return is calculated by taking the increase in operating income plus depreciation and amortization between 2004 and 2003 (numerator) and dividing this by the weighted average of 2004 and 2003 adjusted cash used for investing activities (denominator). The calculation assumes an average exchange rate over the periods included in the calculation. In addition to the one-year ROIIC, management reviews this measure over longer time periods in assessing the effectiveness of capital deployed and in allocating capital to business units.

Strategic direction and financial performance

In 2002, the Company’s results reflected a focus on growth through adding new restaurants, with associated high levels of capital expenditures and debt financing. This strategy, combined with challenging economic conditions and increased competition in certain key markets, adversely affected results and returns on investment.

In 2003, the Company introduced a comprehensive revitalization plan to increase McDonald’s relevance to today’s consumers as well as improve our financial discipline. We redefined our strategy to emphasize growth through adding more customers to existing restaurants and aligned the System around our customer-focused Plan to Win. Designed to deliver operational excellence and leadership marketing, this Plan focuses on the five drivers of exceptional customer experiences—people, products, place, price and promotion.

10    McDonald’s Corporation

The near-term goal of our revitalization plan was to fortify the foundation of our business. By year-end 2004, we substantially achieved this goal.

We improved the taste of many of our core menu offerings and introduced products that have been well received by consumers such as new salad lines, breakfast and chicken offerings. We offered a variety of price options that appeal to a broad spectrum of consumers. We streamlined processes such as new product development and restaurant operations, improved our training programs, and implemented performance measures, including a restaurant review and measurement process, to enable and motivate restaurant employees to serve customers better. We have begun to remodel many of our restaurants to create more contemporary, welcoming environments. We also launched the “i’m lovin’ it” marketing theme, which achieved high levels of consumer awareness worldwide and gained McDonald’s recognition as 2004 Marketer of the Year by Advertising Age magazine.

Over the past two years, we have also exercised increased financial discipline; we paid down debt, reduced capital expenditures and reduced selling, general & administrative expenses as a percent of revenues. In addition, we returned a significant amount of excess cash to shareholders in the form of dividends and share repurchases.

For each quarter of 2004, McDonald’s increased customer visits, improved margins and delivered double-digit growth in operating income and earnings per share. In addition, comparable sales were positive across all geographic segments during each and every quarter.

Our 2004 performance reflected the underlying strength of our U.S. business, which generated impressive sales and margin improvements for the second consecutive year. In Europe, our 2004 comparable sales for the year were 2.4%. This indicates that we are making progress toward revitalizing this important business segment, despite challenges in certain markets.

Highlights from the year included:

•	Comparable sales increased 6.9% on top of a 2.4% increase in 2003.

•	Consolidated revenues increased 11% to a record high of $19 billion. Excluding the positive impact of currency translation, revenues increased 7%.

•	Systemwide sales increased 12%. Excluding the positive impact of currency translation, Systemwide sales increased 8%.

•	Net income per common share totaled $1.79, compared with $1.15 in 2003.

•	Company-operated margins as a percent of sales improved 80 basis points progressing towards our goal of increasing Company-operated margins to the levels reached in the year 2000.

•	Cash from operations increased more than $600 million to $3.9 billion, primarily due to increased margins driven by higher sales at existing restaurants as well as stronger foreign currencies.

•	Capital expenditures increased to $1.4 billion, with a higher percentage related to reinvestment in existing restaurants as compared with 2003.

•	Debt pay-down totaled more than $800 million.

•	The annual dividend was increased 38%, to about $700 million.

•	Share repurchases totaled about $600 million.

•	ROIIC was 41% for 2004. The decrease in impairment and other charges included in the increase in operating income between 2004 and 2003 benefited the return 10 percentage points. (See attached exhibit to this report.)

Outlook for 2005

The long-term goal of our revitalization plan was to create a differentiated customer experience—one that builds brand loyalty and delivers sustainable, profitable growth for shareholders. Looking forward, consistent with that goal, we are targeting average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

As we move into 2005, we continue to execute our restaurant review and measurement process through a combination of graded restaurant visits, anonymous mystery shops and customer surveys, and we are rewarding high service levels with special incentives.

We also continue to evolve our menu to remain relevant. In the U.S., Fruit N’ Walnut Salads, as well as new, premium chicken sandwiches will be added to the menu, along with a new coffee blend. In Europe, we will introduce a range of new products. In Canada, Toasted Deli Sandwiches were introduced during the fourth quarter of 2004 and a similar product line is being launched in Australia in 2005. New products and branded everyday value remain a focus, as we continue to refresh our offerings and feature our EuroSaver Menu in several European markets, the Amazing Value Menu in Asia and the Dollar Menu in the U.S.

We continue our remodeling and rebuilding efforts and are enhancing our convenience with initiatives such as extended hours.

Another priority in 2005 is our continued focus on the well-being of our customers. We plan to build on the progress made last year through menu choice, providing education and information about our food, and encouraging physical activity through various programs and partnerships. This year we will leverage our size, reach, and resources to positively impact millions of families worldwide.

We are confident in our plans for 2005. At the same time, we recognize the challenges we face. For example, we must continue to deliver solid results in the U.S., a very competitive marketplace, despite difficult sales comparisons. We believe that the combination of initiatives that benefited our U.S. business in 2004 along with new products will continue to create positive momentum in 2005.

McDonald’s Corporation    11

Outside the U.S., we must build on successes in some markets and overcome challenges in others. Notably, some key markets must increase consumer relevance, while others must build the business despite economic challenges. We believe that we are in a better position to overcome these issues today than we have been for some time. For example, in 2005 we sent 20 million households in the U.K. a brand book that combines value offers with important information designed to educate our customers about our product quality, balanced choices and social responsibility efforts. Additionally, we introduced a value menu in Germany, an economically challenged market, with heavy advertising support. Our plan is to leverage successes in markets, such as the U.S., Australia and France, to improve results in other countries.

In light of Chipotle Mexican Grill’s strong performance and growing popularity, we are exploring strategic alternatives to fuel growth of this emerging fast-casual brand, which currently operates more than 400 restaurants. We believe Chipotle’s value and potential might be maximized through alternative strategies that could include raising additional equity capital in public or private markets. This would have an additional benefit of enabling us to allocate more resources to growing sales and profits at existing McDonald’s restaurants.

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	Changes in constant currency Systemwide sales are driven by changes in comparable sales and restaurant unit expansion. The Company expects net restaurant additions to add slightly more than 1 percentage point to sales growth in 2005 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2004.

•	The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	The Company expects full-year 2005 selling, general & administrative expenses to be relatively flat or to increase slightly in constant currencies and to decline as a percent of revenues and Systemwide sales, compared with 2004.

•	A significant part of the Company’s operating income is from outside the U.S., and about 70% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2004 average rates), the Company’s annual earnings per share would change about 6 cents to 7 cents. In 2004, foreign currency translation benefited earnings per share by 6 cents due primarily to the Euro and the British Pound.

•	For 2005, the Company expects its net debt principal repayments to be approximately $600 million to $800 million. At the end of 2004, McDonald’s debt-to-capital ratio was 39%. We plan to maintain a debt-to-capital ratio of 35% to 40% in the near term. The Company expects interest expense to be relatively flat in 2005 compared with 2004, based on current interest and foreign currency exchange rates and after considering net repayments.

•	The Company expects capital expenditures for 2005 to be approximately $1.7 billion, reflecting higher investment in existing restaurants and stronger foreign currencies.

•	The Company expects to return at least $1.3 billion to shareholders through dividends and share repurchases in 2005.

•	The Company plans to adopt Financial Accounting Standards Board (FASB) Statement 123(R), Share-Based Payment, during first quarter 2005 and restate prior periods. Partly in anticipation of these new accounting rules, the Company modified its compensation plans to limit eligibility to receive share-based compensation and shifted a portion of share-based compensation to primarily cash-based incentive compensation. We expect the 2005 impact of the adoption of Statement 123(R) combined with the modifications to the Company’s compensation plans to be about $0.10 per share of expense.

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted under Forward-looking statements at the end of Management’s discussion and analysis.

12    McDonald’s Corporation

Consolidated operating results

Operating results

	2004		2003		2002
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$14,224	11%	$12,795	11%	$11,500
Revenues from franchised and affiliated restaurants	4,841	11	4,345	11	3,906

Total revenues	19,065	11	17,140	11	15,406

Operating costs and expenses
Company-operated restaurant expenses	12,100	10	11,006	11	9,907
Franchised restaurants–occupancy expenses	1,003	7	938	12	840
Selling, general & administrative expenses	1,980	8	1,833	7	1,713
Other operating expense, net	441	(17)	531	(36)	833

Total operating costs and expenses	15,524	8	14,308	8	13,293

Operating income	3,541	25	2,832	34	2,113

Interest expense	358	(8)	388	4	374
Nonoperating (income) expense, net	(20)	nm	98	27	77

Income before provision for income taxes and cumulative effect of accounting changes	3,203	36	2,346	41	1,662

Provision for income taxes	924	10	838	25	670

Income before cumulative effect of accounting changes	2,279	51	1,508	52	992
Cumulative effect of accounting changes, net of tax*	—	nm	(37)	nm	(99)

Net income	$2,279	55%	$1,471	65%	$893

Per common share-diluted:
Income before cumulative effect of accounting changes	$1.79	52%	$1.18	53%	$.77
Cumulative effect of accounting changes*	—	nm	(.03)	nm	(.07)
Net income	$1.79	56%	$1.15	64%	$.70

Weighted average common shares outstanding–diluted	1,273.7		1,276.5		1,281.5

*	See Cumulative effect of accounting changes for further discussion.
nm	Not meaningful.

McDonald’s Corporation    13

Impairment and other charges, net

The Company recorded charges associated with certain strategic actions, as well as from annual goodwill and asset impairment testing in 2004, 2003 and 2002. These charges generally represent actions or transactions related to the implementation of strategic initiatives of the Company, items that are unusual or infrequent in nature (such as the dispositions of certain non-McDonald’s brands in 2003), charges resulting from impairment testing and a lease accounting correction in 2004. McDonald’s management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

On a pretax basis, the Company recorded $241 million of impairment and other charges (net) in 2004, $408 million of impairment and other charges in 2003 and $853 million of impairment and other charges in 2002. All items were recorded in other operating expense with the exception of the gain related to the sale of the Company’s interest in a U.S. real estate partnership during 2004, which was recorded in nonoperating income.

Impairment and other charges–(income)/expense

	Pretax			After tax(3)			Per common share–diluted
IN MILLIONS, EXCEPT PER SHARE DATA	2004	2003	2002	2004	2003	2002	2004	2003	2002
Restaurant closings/impairment(1)	$130	$136	$402	$116	$140	$336	$.09	$.11	$.26
Restructuring	—	272	267	—	183	244	—	.14	.19
Lease accounting correction:
Current year’s impact	21	—	—	13	—	—	.01	—	—
Prior years’ impact	139	—	—	92	—	—	.07	—	—
Other:
Operating	—	—	184	—	—	120	—	—	.10
Nonoperating	(49)	—	—	(49)	—	—	(.04)	—	—

Total(2)	$241	$408	$853	$172	$323	$700	$.13	$.25	$.55

(1)	Although restaurant closings occur each year, the restaurant closing charges in 2003 and 2002, discussed below, were the result of separate intensive reviews by management in conjunction with other strategic actions.
(2)	See Other operating expense, net note to the consolidated financial statements for a summary of the activity in the related liabilities, if any. The Company expects to use cash provided by operations to fund the remaining obligations, primarily related to leases.
(3)	Certain items were not tax effected.

•	Restaurant closings/asset impairment

In 2004, the Company recorded $130 million of pretax charges for asset and goodwill impairment, primarily in South Korea driven by its significant decline in performance over the past few years.

In 2003, the Company recorded $136 million of net pretax charges consisting of: $148 million primarily related to asset/goodwill impairment in Latin America; $30 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $42 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.

In 2002, the Company recorded $402 million of pretax charges consisting of: $302 million related to management’s decision to close about 750 underperforming restaurants primarily in the U.S. and Japan; and $100 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America. Most of the restaurants identified for closing had negative cash flows and/or very low annual sales volumes. Also, in many cases they would have required significant capital investment to remain financially viable.

•	Restructuring

In 2003, the Company recorded $272 million of pretax charges consisting of: $237 million related to the loss on the sale of Donatos Pizzeria, the closing of all Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35 million related to revitalization plan actions of McDonald’s Japan, including headcount reductions, the closing of Pret A Manger stores in Japan and the early termination of a long-term management services agreement. These actions were consistent with management’s strategy of concentrating the Company’s capital and resources on the best near-term opportunities and avoiding those that distract from restaurant-level execution.

In 2002, the Company initiated actions designed to optimize restaurant operations and improve the business and recorded $267 million of net pretax charges consisting of: $201 million related to the anticipated transfer of ownership in five countries in the Middle East and Latin America to developmental licensees and ceasing operations in two countries in Latin America; $81 million primarily related to eliminating approximately 600 positions (about half of which were in the U.S. and half of which were in international markets), reallocating resources and consolidating certain home office facilities to control costs; and a $15 million favorable adjustment to the 2001 restructuring charge due to lower employee-related costs than originally anticipated. Under the developmental license business structure, which the Company successfully employs in about 30 markets outside the U.S. (approximately 400 restaurants), the licensee owns the business, including the real estate interest. While the Company generally does not have any capital invested in these markets, it receives a royalty based on a percent of sales.

14    McDonald’s Corporation

•	Lease accounting correction

Like other companies in the restaurant and retail industries, McDonald’s recently reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, McDonald’s has corrected an error in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction is primarily to accelerate the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction relates solely to accounting treatment, it does not affect McDonald’s historical or future cash flows or the timing of payments under the related leases and its effect on the Company’s current or prior years’ earnings per share, cash from operations and shareholders’ equity is immaterial. These adjustments primarily impact the U.S., China, Boston Market and Chipotle. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations. In 2005, we expect the rent expense related to this computation to be about $25 million of which about 40% relates to non-McDonald’s brands.

•	Other

In 2004, the Company recorded a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership. As a result of this transaction, the Company was able to reverse a valuation allowance related to certain capital loss carryforwards (see Provision for income taxes in Management’s discussion and analysis).

In 2002, the Company recorded $184 million of pretax charges consisting of $170 million primarily related to the write-off of software development costs as a result of management’s decision to terminate a long-term technology project; and $14 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald’s restaurants due to a national strike. Although the terminated technology project was expected to deliver long-term benefits, it was no longer viewed as the best use of capital, as the anticipated Systemwide cost over several years was expected to be more than $1 billion.

Impact of foreign currencies on reported results

While changing foreign currencies affect reported results, McDonald’s lessens exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2004 and 2003, foreign currency translation had a positive impact on consolidated revenues, operating income and earnings per share due to the strengthening of several major currencies, primarily the Euro and British Pound. In 2002, foreign currency translation had a minimal impact on revenues as the stronger Euro and British Pound were offset by weaker Latin American currencies (primarily the Argentine Peso, Brazilian Real and Venezuelan Bolivar); however, operating income in 2002 was positively impacted by foreign currency translation primarily due to the stronger Euro and British Pound.

Impact of foreign currency translation on reported results

IN MILLIONS, EXCEPT PER SHARE DATA	Reported amount			Currency translation benefit/(loss)
	2004	2003	2002	2004	2003	2002
Revenues	$19,065	$17,140	$15,406	$779	$886	$15
Company-operated margins(1)	2,003	1,695	1,513	91	101	29
Franchised margins(1)	3,832	3,405	3,064	139	195	39
Selling, general & administrative expenses	1,980	1,833	1,713	(57)	(68)	8
Operating income	3,541	2,832	2,113	160	189	90
Income before cumulative effect of accounting changes	2,279	1,508	992	80	89	42
Net income	2,279	1,471	893	80	89	42
Per common share–diluted:
Income before cumulative effect of accounting changes	1.79	1.18	.77	.06	.07	.03
Net income	1.79	1.15	.70	.06	.07	.04

(1)	Includes McDonald’s restaurants only.

McDonald’s Corporation    15

Revenues

In 2004, consolidated revenue growth was driven by positive performance in all segments as well as stronger foreign currencies. Consolidated revenue growth in 2003 was driven by stronger foreign currencies and strong performance in the U.S.

Revenues

DOLLARS IN MILLIONS	Amount			Increase/ (decrease)		Increase/(decrease) excluding currency translation
	2004	2003	2002	2004	2003	2004	2003
Company-operated sales:
U.S.	$3,828	$3,594	$3,172	7%	13%	7%	13%
Europe	5,174	4,498	3,982	15	13	5	—
APMEA	2,390	2,158	2,115	11	2	7	(3)
Latin America	933	774	696	21	11	21	20
Canada	730	632	505	16	25	8	11
Other	1,169	1,139	1,030	3	11	3	10

Total	$14,224	$12,795	$11,500	11%	11%	6%	6%

Franchised and affiliated revenues:
U.S.	$2,697	$2,445	$2,251	10%	9%	10%	9%
Europe	1,563	1,377	1,154	14	19	3	1
APMEA	331	289	253	14	14	4	—
Latin America	75	85	118	(12)	(28)	(10)	(20)
Canada	168	146	128	15	14	7	1
Other	7	3	2	nm	33	nm	33

Total	$4,841	$4,345	$3,906	11%	11%	7%	5%

Total revenues:
U.S.	$6,525	$6,039	$5,423	8%	11%	8%	11%
Europe	6,737	5,875	5,136	15	14	4	—
APMEA	2,721	2,447	2,368	11	3	7	(3)
Latin America	1,008	859	814	17	6	18	14
Canada	898	778	633	15	23	8	9
Other	1,176	1,142	1,032	3	11	3	11

Total	$19,065	$17,140	$15,406	11%	11%	7%	6%

In the U.S., the increases in revenues in 2004 and 2003 were due to the combined strength of the strategic menu, marketing and service initiatives. Also, franchised and affiliated revenues increased at a higher rate than Company-operated sales due to a higher percentage of franchised restaurants throughout 2004 compared with 2003, while throughout 2003 there was a higher percentage of Company-owned restaurants than in 2002.

In 2004, the increase in Europe’s revenues was due to strong comparable sales in Russia, which is entirely Company-operated, and positive comparable sales in France, the U.K. and many other markets, partly offset by Germany’s poor performance. In 2003, Europe’s revenues reflected strong performance in Russia driven by expansion and positive comparable sales, along with expansion in France, partly offset by weak results in the U.K. and Germany.

In 2004, the increase in APMEA’s revenues was due primarily to strong performance in China and Australia as well as positive comparable sales in many other markets, partly offset by poor performance in South Korea. In 2003, APMEA’s revenues benefited from positive comparable sales in Australia and expansion in China, but were negatively affected by weak results in Hong Kong, South Korea and Taiwan, compounded by consumer concerns about Severe Acute Respiratory Syndrome (SARS) in several markets in the first half of the year.

In Latin America, revenues in 2004 and 2003 increased in constant currencies primarily due to a higher percentage of Company-operated restaurants and positive comparable sales, especially in 2004.

16    McDonald’s Corporation

The following tables present Systemwide sales growth rates and the increase or decrease in comparable sales.

Systemwide sales

	Increase/(decrease)			Increase/(decrease) excluding currency translation
	2004	2003	2002	2004	2003	2002
U.S.	10%	9%	1%	10%	9%	1%
Europe	14	18	11	4	2	5
APMEA	12	6	(3)	6	(2)	(3)
Latin America	13	(4)	(17)	13	4	4
Canada	15	17	1	7	4	2
Other	—	10	9	—	10	9

Total	12%	11%	2%	8%	5%	2%

Comparable sales–McDonald’s restaurants

	Increase/ (decrease)
	2004	2003	2002
U.S.	9.6%	6.4%	(1.5)%
Europe	2.4	(0.9)	1.0
APMEA	5.6	(4.2)	(8.5)
Latin America	13.0	2.3	1.0
Canada	5.4	—	(2.5)

Total	6.9%	2.4%	(2.1)%

Operating margins

Operating margin information and discussions relate to McDonald’s restaurants only and exclude non-McDonald’s brands.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $308 million or 18% (13% in constant currencies) in 2004 and increased $182 million or 12% (5% in constant currencies) in 2003. The constant currency increase in both periods was primarily due to strong comparable sales.

Company-operated margins–McDonald’s restaurants

IN MILLIONS	2004	2003	2002
U.S.	$731	$635	$507
Europe	807	708	631
APMEA	264	213	239
Latin America	89	47	66
Canada	112	92	70

Total	$2,003	$1,695	$1,513

PERCENT OF SALES
U.S.	19.1%	17.7%	16.0%
Europe	15.6	15.7	15.9
APMEA	11.0	9.9	11.3
Latin America	9.5	6.1	9.4
Canada	15.3	14.6	13.7

Total	15.3%	14.5%	14.4%

Operating cost trends as a percent of sales were as follows: food & paper costs increased in 2004 and decreased in 2003, payroll costs decreased in 2004 and were flat in 2003, and occupancy & other operating decreased in 2004 and increased in 2003.

In the U.S., the Company-operated margin percent increased in 2004 primarily due to positive comparable sales, partly offset by higher commodity costs and higher staffing levels. The U.S. Company-operated margin percent increased in 2003 primarily due to positive comparable sales and lower payroll as a percent of sales due to improved productivity and lower wage inflation, partly offset by higher commodity costs.

In Europe, Russia’s strong performance benefited the Company-operated margin percent for 2004 but was more than offset by weak performance in Germany and the U.K. as well as higher commodity costs for the segment. In 2003, Europe’s Company-operated margin percent reflected weak performance in the U.K., partly offset by improved margin performance in Germany and France.

In APMEA, the Company-operated margin percent in 2004 reflected improved performance in Hong Kong, Australia and China and poor performance in South Korea. In 2003, the margin declined significantly due to concerns of SARS impacting sales in many markets, partly offset by the SARS-related sales tax relief received from the Chinese government.

In Latin America, the Company-operated margin percent for 2004 reflected improved performance, primarily in Brazil, Argentina and Venezuela. In 2003, results reflected difficult economic conditions in these markets.

•	Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 65% of the combined operating margins in 2004, 2003 and 2002. Franchised margin dollars increased $427 million or 13% (8% in constant currencies) in 2004 and $341 million or 11% (5% in constant currencies) in 2003.

Franchised margins–McDonald’s restaurants

IN MILLIONS	2004	2003	2002
U.S.	$2,177	$1,945	$1,781
Europe	1,195	1,044	885
APMEA	284	248	217
Latin America	45	54	79
Canada	131	114	102

Total	$3,832	$3,405	$3,064

PERCENT OF REVENUES
U.S.	80.7%	79.5%	79.1%
Europe	76.5	75.8	76.7
APMEA	85.7	85.6	85.8
Latin America	60.1	64.3	66.9
Canada	78.0	78.2	79.2

Total	79.3%	78.4%	78.5%

McDonald’s Corporation    17

The consolidated franchised margin percent increased for 2004 but slightly declined in 2003. Both periods benefited from strong comparable sales but reflected higher occupancy costs, due in part to an increased proportion of leased sites.

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses increased 8% in 2004 and 7% in 2003 (5% and 3% in constant currencies). The constant currency increases in 2004 and 2003 reflected higher performance-based incentive compensation. In addition, 2003 included severance and other costs associated with the strategic decision to reduce restaurant openings.

Selling, general & administrative expenses as a percent of revenues declined to 10.4% in 2004 compared with 10.7% in 2003 and 11.1% in 2002, and selling, general & administrative expenses as a percent of Systemwide sales declined to 3.9% in 2004 compared with 4.0% in 2003 and 4.1% in 2002. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales as well as revenues is meaningful because these costs are incurred to support Systemwide restaurants.

Selling, general & administrative expenses

DOLLARS IN MILLIONS	Amount			Increase/ (decrease)		Increase/ (decrease) excluding currency translation
	2004	2003	2002	2004	2003	2004	2003
U.S.	$602	$567	$558	6%	2%	6%	2%
Europe	485	424	359	14	18	4	2
APMEA	189	173	158	9	10	4	2
Latin America	107	102	102	5	—	5	8
Canada	64	54	49	20	9	11	(3)
Other	96	115	114	(16)	1	(16)	—
Corporate(1)	437	398	373	10	7	10	7

Total	$1,980	$1,833	$1,713	8%	7%	5%	3%

(1)	Corporate expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, supply chain management and training.

Other operating expense, net

Other operating (income) expense, net

DOLLARS IN MILLIONS	2004	2003	2002
Gains on sales of restaurant businesses	$(45)	$(55)	$(114)
Equity in earnings of unconsolidated affiliates	(60)	(37)	(24)
Other expense:
Impairment and other charges(1)	130	408	853
Prior years’ lease accounting correction	139	—	—
Other(2)	277	215	118

Total	$441	$531	$833

(1)	See Other operating expense, net note to the consolidated financial statements for a discussion of the charges and a summary of the activity in the related liabilities.
(2)	Includes $21 million for current year’s impact of lease accounting correction.

•	Gains on sales of restaurant businesses

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

•	Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates–businesses in which the Company actively participates but does not control–is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. The increase in 2004 was primarily due to stronger performance in the U.S. and improved results from our Japanese affiliate. The increase in 2003 was primarily due to strong results in the U.S.

18    McDonald’s Corporation

•	Other expense

The following table presents impairment and other charges and lease accounting correction amounts included in other operating expense by segment for 2004, 2003 and 2002.

Impairment and other charges

IN MILLIONS	U.S.	Europe	APMEA	Latin America	Canada	Other	Corporate	Consolidated
2004
Restaurant closings/impairment	$10	$25	$93	$2				$130
Lease accounting correction:
Current year’s impact	8		4			$9		21
Prior years’ impact	62	1	42		$4	30		139

Total	80	26	139	2	4	39		290
Currency translation (loss)		(1)	(10)					(11)

Total excluding currency translation	$80	$25	$129	$2	$4	$39		$279

2003
Restaurant closings/impairment(1)	$(11)	$(20)	$20	$109	$(1)	$29	$10	$136
Restructuring			35			237		272

Total	(11)	(20)	55	109	(1)	266	10	408
Currency translation benefit/(loss)		3	(5)	(20)		(11)		(33)

Total excluding currency translation	$(11)	$(17)	$50	$89	$(1)	$255	$10	$375

2002
Restaurant closings/impairment	$74	$135	$81	$62	$4	$31	$15	$402
Restructuring	25	9	141	66	2	3	21	267
Other		4		14	4		162	184

Total	99	148	222	142	10	34	198	853
Currency translation benefit/(loss)		(17)	(3)	23				3

Total excluding currency translation	$99	$131	$219	$165	$10	$34	$198	$856

(1)	Bracketed amounts resulted from favorable adjustments to 2002 charges primarily due to fewer than anticipated restaurant closings.

In addition, other expense for 2004 reflected higher losses on asset dispositions, certain costs incurred to acquire restaurants operated by litigating franchisees in Brazil and provisions for certain contingencies, partly offset by lower provisions for uncollectible receivables in 2004 compared with 2003. Other expense in 2003 reflected higher losses on asset dispositions, higher provisions for uncollectible receivables and costs in the U.S. related to sites that will no longer be developed as a result of management’s decision to significantly reduce capital expenditures.

Operating income

Consolidated operating income in 2004 and 2003 included higher combined operating margin dollars and higher selling, general & administrative expenses when compared with 2003 and 2002, respectively. In addition, 2003 included lower gains on sales of restaurant businesses when compared with 2002. In all three years, the Company recorded impairment and other charges that are included in these results.

Operating income

DOLLARS IN MILLIONS	Amount			Increase/(decrease)		Increase/ (decrease) excluding currency translation
	2004	2003	2002	2004	2003	2004	2003
U.S.	$2,182	$1,982	$1,673	10%	18%	10%	18%
Europe	1,471	1,339	1,022	10	31	—	13
APMEA	200	226	64	(11)	nm	(20)	nm
Latin America	(20)	(171)	(133)	89	(28)	91	(7)
Canada	178	163	125	9	30	2	15
Other	(16)	(295)	(66)	94	nm	94	nm
Corporate	(454)	(412)	(572)	(10)	28	(10)	28

Total	$3,541	$2,832	$2,113	25%	34%	19%	25%

nm	Not meaningful.

McDonald’s Corporation    19

In 2004 and 2003, U.S. operating income included higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses and higher other operating expenses (excluding impairment charges and lease accounting correction), compared to 2003 and 2002, respectively.

Europe’s constant currency results in 2004 benefited from strong performances in France and Russia as well as improved performance in Italy, offset by weak results in the U.K. Germany’s performance weakened during the second half of 2004, and we expect the economic challenges there to continue to impact our performance in the near-term. In 2003, Europe’s constant currency results also benefited from strong performance in France and Russia; however, difficult economic conditions in Germany and weak results in the U.K. negatively impacted results.

In APMEA, operating income in constant currencies for 2004 benefited from Australia’s performance as well as improved performance in Hong Kong and China, partially offset by poor results in South Korea. APMEA’s 2003 operating income reflected strong results in Australia. However, weak results in most other markets, compounded by concerns about SARS in certain markets, negatively impacted the segment.

In 2004, Latin America’s operating loss decreased as compared with 2003, due to significantly lower provisions for uncollectible receivables and improved performance in Venezuela and Argentina. In addition, operating income in 2004 included certain costs incurred to acquire restaurants owned by litigating franchisees in Brazil. Latin America’s operating income significantly declined in 2003 due to the continuing difficult economic conditions experienced by several key markets in the segment and significantly higher provisions for uncollectible receivables.

Interest expense

Interest expense decreased in 2004 due to lower average debt levels and interest rates, partly offset by stronger foreign currencies. Interest expense increased in 2003 due to stronger foreign currencies, partly offset by lower average debt levels and interest rates.

Nonoperating (income) expense, net

Nonoperating (income) expense includes miscellaneous income and expense items such as interest income, minority interests, and gains and losses related to other investments, financings and foreign currency translation.

Nonoperating (income) expense in 2004 included a gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership as well as higher interest income. Nonoperating expense in 2003 reflected an $11 million loss on the early extinguishment of debt as well as higher foreign currency translation losses compared with 2002.

Provision for income taxes

The following table presents the reported effective income tax rates as well as the effective income tax rates before impairment and other charges.

Effective income tax rates

	2004	2003	2002
Reported effective income tax rates	28.9%	35.7%	40.3%
Impact of impairment and other charges, net(1)	(0.1)	(2.2)	(7.6)

Effective income tax rates before above charges	28.8%	33.5%	32.7%

(1)	Certain items were not tax effected.

The effective income tax rate for the full year 2004 benefited from an international transaction and the utilization of certain previously unrealized capital loss carryforwards, both of which impacted 2004 only. In 2003 and 2002, the effective income tax rates were negatively impacted by certain asset impairment and other charges that were not tax effected, while 2004 has a lesser amount of such items.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1,319 million in 2004 and $1,032 million in 2003. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

Cumulative effect of accounting changes

Effective January 1, 2003, the Company adopted SFAS No.143, Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Effective January 1, 2002, the Company adopted SFAS No.142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. See Summary of significant accounting policies note to the consolidated financial statements for further discussion.

Cash flows

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchase.

Cash from operations totaled $3.9 billion and exceeded capital expenditures by $2.5 billion in 2004, while cash from operations totaled $3.3 billion and exceeded capital expenditures by $2.0 billion in 2003. Cash provided by operations increased $635 million in 2004 due to strong operating results, primarily in the U.S., and changes in working capital, partly offset by higher income tax payments. Cash provided by operations increased $379 million in 2003 due to strong operating results, primarily in the U.S., partly offset by changes in working capital.

Cash provided by operations

DOLLARS IN MILLIONS	2004	2003	2002
Cash provided by operations	$3,904	$3,269	$2,890
Cash provided by operations as a percent of capital expenditures	275%	250%	144%

20    McDonald’s Corporation

Cash used for investing activities totaled $1.4 billion in 2004 due to higher capital expenditures and lower sales of property, offset by lower purchases of restaurant business. Cash used for investing activities also totaled $1.4 billion in 2003, a decrease of $1.1 billion compared with 2002 primarily due to lower capital spending as a result of fewer restaurant openings and fewer purchases of restaurant businesses.

Cash used for financing activities totaled $1.6 billion in 2004, a decrease of $103 million primarily due to higher proceeds from employee stock option exercises, partly offset by higher share repurchases and an increase in the common stock dividend. In 2003, cash used for financing activities totaled $1.7 billion, an increase of $1.2 billion primarily due to net debt repayments.

As a result of the above activity, the Company’s cash balance increased $887 million from December 31, 2003 to $1.4 billion at December 31, 2004, compared to an increase of $162 million from December 31, 2002 to December 31, 2003.

In addition to its cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements. Accordingly, the Company purposefully maintains a relatively low current ratio, which was .81 at year-end 2004.

Restaurant development and capital expenditures

As a result of the Company’s strategically shifting its focus in 2003 from adding new restaurants to building sales at existing restaurants, the Company again reduced restaurant openings in 2004. The Company opened 430 traditional McDonald’s restaurants and 198 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 185 traditional restaurants and 134 satellite restaurants. About 70% of McDonald’s restaurant additions occurred in the major markets in 2004. In 2003, the Company opened 513 traditional McDonald’s restaurants and 319 satellite restaurants, and closed 486 traditional restaurants and 184 satellite restaurants.

Systemwide restaurants at year end (1)

	2004	2003	2002
U.S.	13,673	13,609	13,491
Europe	6,287	6,186	6,070
APMEA	7,567	7,475	7,555
Latin America	1,607	1,578	1,605
Canada	1,362	1,339	1,304
Other	1,065	942	1,083

Total	31,561	31,129	31,108

(1)	Includes satellite units at December 31, 2004, 2003 and 2002 as follows: U.S.–1,341, 1,307, 1,159; Europe–181, 150, 102; APMEA (primarily Japan)–1,819, 1,841, 1,923; Latin America–13, 20, 19; and Canada–378, 350, 330.

In 2005, the Company expects to open about 550 traditional McDonald’s restaurants and 150 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

Approximately 60% of Company-operated restaurants and more than 85% of franchised restaurants were located in the major markets at the end of 2004. Franchisees and affiliates operated 73% of McDonald’s restaurants at year-end 2004. Non-McDonald’s brand restaurants are primarily Company-operated.

Capital expenditures increased $112 million or 9% in 2004 and decreased $697 million or 35% in 2003. The increase in capital expenditures in 2004 was consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S. and Europe, partly offset by lower expenditures on restaurant openings. In addition, foreign currency translation increased capital expenditures by $48 million. The decrease in capital expenditures in 2003 was primarily due to lower restaurant openings, consistent with our shift in strategic focus, partly offset by stronger foreign currencies (foreign currency translation increased capital expenditures by $73 million). Capital expenditures for McDonald’s restaurants in 2004, 2003 and 2002 reflected the leasing of a higher proportion of new sites.

Capital expenditures invested in major markets excluding Japan represented between 65% and 70% of the total in 2004, 2003 and 2002. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

IN MILLIONS	2004	2003	2002
New restaurants	$500	$617	$1,161
Existing restaurants	774	564	659
Other properties(1)	145	126	184

Total	$1,419	$1,307	$2,004

Total assets	$27,838	$25,838	$24,194

(1)	Primarily corporate-related equipment and furnishings for office buildings.

Capital expenditures for new restaurants decreased $117 million or 19% in 2004 and $544 million or 47% in 2003 because the Company opened fewer restaurants in both years, concentrating new restaurant investments in markets with acceptable returns or opportunities for long-term growth. Capital expenditures for existing restaurants increased in 2004 due to the Company’s focus on growing sales at existing restaurants including reinvestment initiatives such as restaurant reimaging in several markets around the world, including the U.S.

Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies, leveraging best practices and sourcing globally. In addition, foreign currency fluctuations affect average development costs. In 2005, the Company is targeting 11 consolidated markets, including the U.S., for opening ten or more restaurants. Although the Company is not responsible for all costs on every restaurant opened, in 2004 total development costs (consisting of land,

McDonald’s Corporation    21

buildings and equipment) for new traditional McDonald’s restaurants averaged approximately $1.8 million in the U.S. and approximately $1.7 million in the 10 markets outside the U.S.

The Company and its affiliates owned about 37% of the land and 59% of the buildings for its restaurants at year-end 2004. In 2003, the Company and its affiliates owned about 37% of the land and 60% of the buildings for its restaurants at year end.

Share repurchases and dividends

During 2004, the Company acquired 22.2 million shares of McDonald’s stock for approximately $605 million under a $5.0 billion share repurchase program authorized in 2001. Through 2004, 61.2 million shares for $1.6 billion have been repurchased under this program.

The Company has paid dividends on its common stock for 29 consecutive years and has increased the dividend amount every year. In 2004, the Company declared a 38% increase in the annual dividend to $0.55 per share or $695 million, reflecting the Company’s confidence in the ongoing strength and reliability of its cash flow and positive results from its revitalization efforts. As in the past, future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. Cash dividends are declared and paid on an annual basis.

Financial position and capital resources

Total assets and returns

Total assets grew by $2.0 billion or 8% in 2004 and $1.6 billion or 7% in 2003. Changes in foreign currency exchange rates increased total assets by approximately $1.0 billion in 2004 and $1.9 billion in 2003. At year-end 2004 and 2003, nearly 70% of consolidated assets were located in the major markets. Net property and equipment rose $778.4 million in 2004 and represented 74% of total assets at year end.

Operating income is used to compute return on average assets, while income before the cumulative effect of accounting changes is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2004	2003	2002
Return on average assets	13.4%	11.4%	9.2%
Return on average common equity	17.8	13.3	9.8

Impairment and other charges reduced return on average assets by 0.9 percentage points in 2004, 1.4 percentage points in 2003 and 3.6 percentage points in 2002. In addition, these charges reduced return on average common equity by 1.3 percentage points in 2004, 2.8 percentage points in 2003 and 7.0 percentage points in 2002. In 2004, return on average assets and return on average common equity both increased due to strong operating results in the U.S. and improved results in Europe. In 2003, return on average assets and return on average common equity both began to stabilize due to strong operating results in the U.S., partly offset by weak operating results in most markets in APMEA and Latin America. During 2005, the Company will continue to concentrate McDonald’s restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth, such as China.

Financing and market risk

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2004 totaled $9.2 billion, compared with $9.7 billion at December 31, 2003. The net decrease in 2004 was due to net payments ($815 million) and SFAS No.133 noncash fair value adjustments ($19 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($323 million).

Debt highlights(1)

	2004	2003	2002
Fixed-rate debt as a percent of total debt(2,3)	59%	62%	62%
Weighted-average annual interest rate of total debt	3.9	4.1	4.1
Foreign currency-denominated debt as a percent of total debt(2,3)	72	71	64
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	39	44	48
Cash provided by operations as a percent of total debt(2)	44	35	30

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.
(2)	Based on debt obligations before the effect of SFAS No.133 fair value adjustments. This effect is excluded, as these adjustments ultimately have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.
(3)	Includes the effect of interest rate and foreign currency exchange agreements.

Moody’s, Standard & Poor’s and Fitch currently rate the Company’s commercial paper P-1, A-1 and F1, respectively; and its long-term debt A2, A and A, respectively. Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also looks at similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt. Total adjusted debt is a term that is commonly used by the rating agencies referred to above, which includes debt outstanding on the Company’s balance sheet plus an adjustment to capitalize operating leases. Two of the three agencies use a multiple of eight times rent expense. The Company also uses this methodology in combination with certain other adjustments to more accurately reflect its total net lease commitments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated

22    McDonald’s Corporation

restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 20% of Company-operated restaurant leases outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by approximately half of the annual minimum rent payments due to the Company from franchisees operating on leased sites. Based on this calculation, for credit analysis purposes approximately $4 billion of future operating lease payments would be capitalized.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. The Company has $1.3 billion available under a committed line of credit agreement (see Debt financing note to the consolidated financial statements) as well as approximately $1.4 billion under a U.S. shelf registration and $607 million under a Euro Medium-Term Notes program for future debt issuance.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives were recorded at fair value in the Company’s Consolidated balance sheet at December 31, 2004 and 2003 as follows: miscellaneous other assets–$102 million and $102 million; other long-term liabilities (excluding accrued interest)–$218 million and $136 million; and accrued payroll and other liabilities $17 million and $29 million. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No.133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency denominated debt, including the effects of foreign currency exchange agreements, was $6.6 billion and $6.8 billion for the years ended 2004 and 2003, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2004 and 2003, the Company was required to post collateral of $46 million and $12 million, respectively.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

IN MILLIONS OF U.S. DOLLARS	2004	2003
Euro	$2,453	$1,922
Canadian Dollars	1,382	1,086
British Pounds Sterling	1,086	741
Australian Dollars	880	781
Brazilian Reais	372	365

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2004 levels nor a 10% adverse change in foreign currency rates from 2004 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Contractual obligations and commitments

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2004. (See discussions of Cash flows and Financial position and capital resources

McDonald’s Corporation    23

as well as the Notes to the consolidated financial statements for further details.)

	Contractual cash outflows		Contractual cash Inflows
IN MILLIONS	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2005	$1,062	$862	$1,875
2006	1,000	1,262	1,829
2007	929	776	1,779
2008	865	831	1,724
2009	807	420	1,656
Thereafter	6,780	4,766	12,773

Total	$11,443	$8,917	$21,636

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.3 billion, as they are supported by a long-term line of credit agreement expiring in 2010. Debt obligations do not include $303 million of SFAS No.133 noncash fair value adjustments. This effect is excluded as these adjustments ultimately have no impact on the obligation at maturity.

The Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Supplemental Plan are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $350 million at December 31, 2004 and $329 million at December 31, 2003, and were included in other long-term liabilities in the Consolidated balance sheet.

In addition to long-term obligations, the Company had guaranteed certain affiliate and other loans totaling $70 million at December 31, 2004.

Other matters

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgements based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under various assumptions or conditions.

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgement and/or complexity.

•	Property and Equipment

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

•	Long-Lived Assets

Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. The biggest assumption impacting estimated future cash flows is the estimated change in comparable sales. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges.

•	Restructuring and Litigation Accruals

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

From time to time, the Company is subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgements or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

24    McDonald’s Corporation

•	Income Taxes

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. The Company expects to settle the audits of its 2000 through 2002 U.S. tax returns in the first half of 2005.

Deferred U.S. income taxes have not been recorded for basis differences totaling $5.5 billion related to investments in certain foreign subsidiaries and corporate joint ventures. The basis differences consist primarily of undistributed earnings and other than the potential repatriation of earnings under the new tax law, as described below, these earnings are considered permanently invested in the businesses. If management’s intentions change in the future, deferred taxes may need to be provided.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we have not yet decided on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate between $0 and $3.2 billion, with the respective tax liability ranging from $0 to $100 million. We expect to finalize our assessment once clarifying guidance is issued.

New accounting standards

In December 2004, the FASB issued Statement No.123(R), Share-Based Payment, effective third quarter 2005 for the Company, which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations.

The Company expects to adopt Statement 123(R) during the first quarter 2005 using the modified-retrospective method restating prior periods. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the pro forma disclosures in the Summary of significant accounting policies note to the consolidated financial statements.

Partly in anticipation of these new accounting rules, the Company modified its compensation plans to limit eligibility to receive share-based compensation and shifted a portion of share-based compensation primarily to cash-based incentive compensation. We expect the 2005 impact of the adoption of Statement 123(R) combined with the modifications to the Company’s compensation plans to be about $0.10 per share of expense.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and increase net financing cash flow.

Effects of changing–inflation

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

Forward-looking statements

This report includes forward-looking statements about our operating plans and future performance, including those under Outlook for 2005. These statements use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. They reflect management’s current expectations about future events and speak only as of the date of this report. We undertake no obligation to publicly update or revise them. Management’s expectations may change or not be realized and, in any event, they are subject to risks, uncertainties and changes in circumstances that are difficult to predict and often beyond our control. For these reasons, you should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could change our expectations (or the underlying assumptions) or affect our ability to realize them:

•	Our ability to anticipate and respond to changing trends in the informal eating out market, such as spending patterns, demographic changes and consumer food preferences, as well as expected increases in expenditures on initiatives to address these trends and other competitive pressures;

McDonald’s Corporation    25

•	The success of our product plans for 2005 to roll-out new products and product line extensions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•	The success of initiatives to support menu choice, physical activity and consumer education;

•	Our ability to continue to drive service improvements, recruit qualified restaurant personnel and motivate our employees to achieve sustained high service levels throughout the McDonald’s System;

•	Whether restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment;

•	Our ability to leverage promotional or operating successes in local markets into additional markets in a timely and cost-effective way;

•	Our ability to develop effective initiatives in challenging markets, such as the U.K., which is experiencing a contracting informal eating out market, or Germany and South Korea, which are experiencing prolonged adverse economic conditions and low consumer confidence levels;

•	Decisions by management to curtail or cease investment in underperforming markets or assets, which can result in material impairment charges that reduce our earnings;

•	Unexpected disruptions in our supply chain or adverse consumer perceptions about the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our strategy for growth in China and our ability to manage the costs of our development plans in that market, where competitive pressures and other operating conditions may limit pricing flexibility;

•	Information security risks, as well as other costs or exposures associated with information security and the use of cashless payments, such as increased investment in technology, costs of compliance with privacy, consumer protection and other laws and consumer credit fraud;

•	Our ability to manage the impact on our business of fluctuations in global and local economic conditions, including commodity prices, interest and foreign exchange rates and the effects of governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	Changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates);

•	Adverse results of pending or future litigation challenging our products or the appropriateness or accuracy of our advertising;

•	Trends in litigation, such as class actions involving consumers and shareholders and litigation involving labor and employment matters or landlord liability, the relative level of defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgements;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties about the application of legal requirements and the enforceability of laws and contractual obligations;

•	The costs and other effects of operating in an increasingly regulated environment worldwide, including the costs of compliance with often conflicting regulations in multiple national markets and the impact of new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children; and

•	Our ability to manage the impact on our business of disruptions such as regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and health epidemics or pandemics.

26    McDonald’s Corporation

Item 7A. Quantitative and qualitative disclosures about market risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 22 of this Form 10-K.

Ite m 8. Financial statements and supplementary data

McDonald’s Corporation    27

Consolidated statement of income

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2004	2003	2002
REVENUES
Sales by Company-operated restaurants	$14,223.8	$12,795.4	$11,499.6
Revenues from franchised and affiliated restaurants	4,840.9	4,345.1	3,906.1

Total revenues	19,064.7	17,140.5	15,405.7

OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	4,852.7	4,314.8	3,917.4
Payroll & employee benefits	3,726.3	3,411.4	3,078.2
Occupancy & other operating expenses	3,520.8	3,279.8	2,911.0
Franchised restaurants–occupancy expenses	1,003.2	937.7	840.1
Selling, general & administrative expenses	1,980.0	1,833.0	1,712.8
Other operating expense, net	441.2	531.6	833.3

Total operating costs and expenses	15,524.2	14,308.3	13,292.8

Operating income	3,540.5	2,832.2	2,112.9

Interest expense–net of capitalized interest of $4.1, $7.8 and $ 14.3	358.4	388.0	374.1
Nonoperating (income) expense, net	(20.3)	97.8	76.7

Income before provision for income taxes and cumulative effect of accounting changes	3,202.4	2,346.4	1,662.1

Provision for income taxes	923.9	838.2	670.0

Income before cumulative effect of accounting changes	2,278.5	1,508.2	992.1

Cumulative effect of accounting changes, net of tax benefits of $9.4 and $ 17.6		(36.8)	(98.6)

Net income	$2,278.5	$1,471.4	$893.5

Per common share–basic:
Income before cumulative effect of accounting changes	$1.81	$1.19	$.78
Cumulative effect of accounting changes		(.03)	(.08)
Net income	$1.81	$1.16	$.70

Per common share–diluted:
Income before cumulative effect of accounting changes	$1.79	$1.18	$.77
Cumulative effect of accounting changes		(.03)	(.07)
Net income	$1.79	$1.15	$.70

Dividends per common share	$.55	$.40	$.24

Weighted-average shares outstanding–basic	1,259.7	1,269.8	1,273.1
Weighted-average shares outstanding–diluted	1,273.7	1,276.5	1,281.5

See Notes to consolidated financial statements.

28    McDonald’s Corporation

Consolidated balance sheet

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2004	2003
ASSETS
Current assets
Cash and equivalents	$1,379.8	$492.8
Accounts and notes receivable	745.5	734.5
Inventories, at cost, not in excess of market	147.5	129.4
Prepaid expenses and other current assets	585.0	528.7

Total current assets	2,857.8	1,885.4

Other assets
Investments in and advances to affiliates	1,109.9	1,089.6
Goodwill, net	1,828.3	1,665.1
Miscellaneous	1,338.4	1,273.2

Total other assets	4,276.6	4,027.9

Property and equipment
Property and equipment, at cost	30,507.8	28,740.2
Accumulated depreciation and amortization	(9,804.7)	(8,815.5)

Net property and equipment	20,703.1	19,924.7

Total assets	$27,837.5	$25,838.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$714.3	$577.4
Income taxes	331.3	334.2
Other taxes	245.1	222.0
Accrued interest	179.4	193.1
Accrued restructuring and restaurant closing costs	71.5	115.7
Accrued payroll and other liabilities	1,116.7	918.1
Current maturities of long-term debt	862.2	388.0

Total current liabilities	3,520.5	2,748.5

Long-term debt	8,357.3	9,342.5
Other long-term liabilities	976.7	699.8
Deferred income taxes	781.5	1,065.3
Shareholders’ equity
Preferred stock, no par value; authorized–165.0 million shares; issued–none
Common stock, $.01 par value; authorized–3.5 billion shares; issued–1,660.6 million shares	16.6	16.6
Additional paid-in capital	2,186.0	1,837.5
Unearned ESOP compensation	(82.8)	(90.5)
Retained earnings	21,755.8	20,172.3
Accumulated other comprehensive income (loss)	(96.0)	(635.5)
Common stock in treasury, at cost; 390.7 and 398.7 million shares	(9,578.1)	(9,318.5)

Total shareholders’ equity	14,201.5	11,981.9

Total liabilities and shareholders’ equity	$27,837.5	$25,838.0

See Notes to consolidated financial statements.

McDonald’s Corporation    29

Consolidated statement of cash flows

	Years ended December 31,
IN MILLIONS	2004	2003	2002
Operating activities
Net income	$2,278.5	$1,471.4	$893.5
Adjustments to reconcile to cash provided by operations
Cumulative effect of accounting changes		36.8	98.6
Depreciation and amortization	1,201.0	1,148.2	1,050.8
Deferred income taxes	(171.9)	181.4	(44.6)
Changes in working capital items
Accounts receivable	(35.9)	64.0	1.6
Inventories, prepaid expenses and other current assets	(14.9)	(30.2)	(38.1)
Accounts payable	86.7	(77.6)	(11.2)
Income taxes	84.2	23.5	139.0
Other accrued liabilities	70.2	(170.7)	309.0
Other (including noncash portion of impairment and other charges)	405.7	622.0	491.5

Cash provided by operations	3,903.6	3,268.8	2,890.1

Investing activities
Property and equipment expenditures	(1,419.3)	(1,307.4)	(2,003.8)
Purchases of restaurant businesses	(149.7)	(375.8)	(548.4)
Sales of restaurant businesses and property	306.3	390.6	369.5
Other	(120.4)	(77.0)	(283.9)

Cash used for investing activities	(1,383.1)	(1,369.6)	(2,466.6)

Financing activities
Net short-term borrowings (repayments)	35.9	(533.5)	(606.8)
Long-term financing issuances	225.6	398.1	1,502.6
Long-term financing repayments	(1,077.0)	(756.2)	(750.3)
Treasury stock purchases	(621.0)	(391.0)	(670.2)
Common stock dividends	(695.0)	(503.5)	(297.4)
Proceeds from stock option exercises	580.5	171.2	195.0
Other	(82.5)	(121.9)	115.9

Cash used for financing activities	(1,633.5)	(1,736.8)	(511.2)

Cash and equivalents increase (decrease)	887.0	162.4	(87.7)

Cash and equivalents at beginning of year	492.8	330.4	418.1

Cash and equivalents at end of year	$1,379.8	$492.8	$330.4

Supplemental cash flow disclosures
Interest paid	$370.2	$426.9	$359.7
Income taxes paid	1,017.6	608.5	572.2

See Notes to consolidated financial statements.

30    McDonald’s Corporation

Consolidated statement of shareholders’ equity

	Common stock Issued		Additional paid-in capital	Unearned ESOP compensation	Retained earnings	Accumulated other comprehensive income (loss)		Common stock in treasury		Total shareholders’ equity
IN MILLIONS, EXCEPT PER SHARE DATA	Shares	Amount				Deferred hedging adjustment	Foreign currency translation	Shares	Amount
Balance at December 31, 2001	1,660.6	$16.6	$1,591.2	$(106.7)	$18,608.3	$(9.3)	$(1,699.5)	(379.9)	$(8,912.2)	$9,488.4

Net income					893.5					893.5
Translation adjustments (including tax benefits of $150.5)							106.7			106.7
Fair value adjustments–cash flow hedges (including tax benefits of $3.5)						0.8				0.8
Comprehensive income										1,001.0
Common stock cash dividends ($.24 per share)					(297.4)					(297.4)
ESOP loan payment				7.4						7.4
Treasury stock purchases								(25.6)	(686.9)	(686.9)
Common equity put option expirations and forward contracts settled									500.8	500.8
Stock option exercises and other (including tax benefits of $61.3)			156.1	0.9				13.1	110.6	267.6

Balance at December 31, 2002	1,660.6	16.6	1,747.3	(98.4)	19,204.4	(8.5)	(1,592.8)	(392.4)	(8,987.7)	10,280.9

Net income					1,471.4					1,471.4
Translation adjustments (including tax benefits of $203.2)							957.8			957.8
Fair value adjustments–cash flow hedges (including taxes of $1.6)						8.0				8.0
Comprehensive income										2,437.2
Common stock cash dividends ($.40 per share)					(503.5)					(503.5)
ESOP loan payment				7.2						7.2
Treasury stock purchases								(18.9)	(438.7)	(438.7)
Stock option exercises and other (including tax benefits of $20.5)			90.2	0.7				12.6	107.9	198.8

Balance at December 31, 2003	1,660.6	16.6	1,837.5	(90.5)	20,172.3	(0.5)	(635.0)	(398.7)	(9,318.5)	11,981.9

Net income					2,278.5					2,278.5
Translation adjustments (including tax benefits of $106.3)							554.7			554.7
Fair value adjustments–cash flow hedges (including tax benefits of $3.3)						(15.2)				(15.2)
Comprehensive income										2,818.0
Common stock cash dividends ($.55 per share)					(695.0)					(695.0)
ESOP loan payment				7.9						7.9
Treasury stock purchases								(22.2)	(605.3)	(605.3)
Stock option exercises and other (including tax benefits of $87.3)			348.5	(0.2)				30.2	345.7	694.0

Balance at December 31, 2004	1,660.6	$16.6	$2,186.0	$(82.8)	$21,755.8	$(15.7)	$(80.3)	(390.7)	$(9,578.1)	$14,201.5

See Notes to consolidated financial statements.

McDonald’s Corporation    31

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

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

Advertising costs

Advertising costs included in costs of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2004–$619.5; 2003–$596.7; 2002–$532.3. Production costs for radio and television advertising, primarily in the U.S., are expensed when the commercials are initially aired. These production costs as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2004–$103.1; 2003–$113.1; 2002–$115.3. In addition, significant advertising costs are incurred by franchisees through advertising cooperatives in individual markets.

Stock-based compensation

The Company accounts for all stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25. The Company discloses pro forma net income and net income per common share, as provided by Statement of Financial Accounting Standards (SFAS) No.123, as amended by SFAS No.148, Accounting for Stock-Based Compensation.

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

Pro forma disclosures

IN MILLIONS, EXCEPT PER SHARE DATA	2004	2003	2002
As reported–net income	$2,278.5	$1,471.4	$893.5
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	6.8	4.4	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(156.3)	(224.1)	(251.7)

Pro forma–net income	$2,129.0	$1,251.7	$641.8

Net income per share:
As reported–basic	$1.81	$1.16	$.70
Pro forma–basic	$1.69	$.99	$.50
As reported–diluted	$1.79	$1.15	$.70
Pro forma–diluted	$1.68	$.98	$.50

Weighted-average assumptions
	2004	2003	2002
Expected dividend yield	1.51%	.75%	.75%
Expected stock price volatility	28.6%	28.1%	27.5%
Risk-free interest rate	3.93%	3.46%	5.25%
Expected life of options IN YEARS	7	7	7

Fair value per option granted	$8.44	$5.09	$10.88

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, effective third quarter 2005 for the Company, which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach

32    McDonald’s Corporation

in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations.

The Company expects to adopt Statement 123(R) during the first quarter 2005 using the modified-retrospective method restating prior periods. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the table above.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flow and increase net financing cash flow.

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms which generally include option periods; and equipment–three to 12 years.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates.

In 2001, the FASB issued SFAS No.141, Business Combinations, and No.142, Goodwill and Other Intangible Assets. SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142, effective January 1, 2002, eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and instead subjects it to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Under SFAS No.142, goodwill is generally assigned to the reporting units expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the portion of the reporting unit (defined as each individual country for McDonald’s restaurant business as well as each individual non-McDonald’s brand) that will be retained.

The annual goodwill impairment test in the fourth quarter compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the fair value of the reporting unit’s goodwill and the carrying amount of goodwill.

The Company performed the initial required goodwill impairment test as of January 1, 2002 and recorded a non-cash charge of $98.6 million after tax ($0.07 per diluted share) for the cumulative effect of this accounting change. The impaired goodwill resulted primarily from businesses in Argentina, Uruguay and other markets in Latin America and the Middle East, where economies had weakened significantly.

The following table presents the 2004 activity in goodwill by segment.

IN MILLIONS	U.S	Europe	APMEA(1)	Latin America	Canada	Other(2)	Consolidated
Balance at December 31, 2003	$733.0	$510.7	$211.6	$62.3	$96.6	$50.9	$1,665.1
Net restaurant purchases	59.6	17.5	4.6	22.4	10.1	—	114.2
Ownership increases in subsidiaries/affiliates	—	—	15.6	4.1	—	2.6	22.3
Impairment charges	—	(2.4)	(25.9)	—	—	—	(28.3)
Currency Translation	—	39.8	8.2	(1.3)	8.3	—	55.0

Balance at December 31, 2004	$792.6	$565.6	$214.1	$87.5	$115.0	$53.5	$1,828.3

(1)	APMEA represents Asia/Pacific, Middle East and Africa.
(2)	Other represents non-McDonald’s brands.

McDonald’s Corporation    33

Long-lived assets

In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

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

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2004 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2004 and 2003, the Company was required to post collateral of $45.6 million and $11.6 million, respectively.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

All derivatives, primarily interest rate exchange agreements and foreign currency exchange agreements, were classified in the Consolidated balance sheet at December 31, 2004 and 2003 respectively, as follows: miscellaneous other assets–$101.6 and $102.4 million; other long-term liabilities (excluding accrued interest)–$218.1 and $135.5 million; and accrued payroll and other liabilities–$16.7 and $29.2 million.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2004.

•	Fair value hedges

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

•	Cash flow hedges

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity. The Company recorded a net decrease of $15.2 million for the year ended December 31, 2004

34    McDonald’s Corporation

and net increases of $8.0 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2004, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2004, will be recognized in earnings in 2005 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2004 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2015.

•	Hedges of net investments in foreign operations

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

During the year ended December 31, 2004, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $190.7 million after tax (included in the net increase of $554.7 million of translation adjustments in the Consolidated statement of shareholders’ equity), related primarily to foreign currency denominated debt designated as hedges of net investments. During the years ended December 31, 2003 and 2002, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $378.1 million and $312.0 million, respectively, after tax, related to hedges of net investments.

Asset retirement obligations

The FASB SFAS No.143, Accounting for Asset Retirement Obligations, became effective January 1, 2003 and requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a noncash charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change. There is not a material effect to the Company’s ongoing results of operations or financial position related to SFAS No.143.

Common equity put options and forward contracts

During 2001, the Company sold 12.2 million common equity put options in connection with its share repurchase program. Premiums received of $31.8 million were recorded in shareholders’ equity as a reduction of the cost of treasury stock purchased. In 2002, 10.1 million common equity put options were exercised and 2.1 million options expired unexercised, while 21.0 million options were exercised in 2001. The total amount paid to acquire these shares as a result of the options being exercised was $286 million in 2002 and $700 million in 2001. No common equity put options were sold in 2004, 2003 or 2002; therefore, at December 31, 2004, 2003 and 2002, there were no common equity put options outstanding.

During 2001, the Company also entered into equity forward contracts in connection with its share repurchase program. The forward contracts for 5.5 million shares settled in March 2002. No additional equity forward contracts were entered into subsequent to March 2002.

Sales of stock by subsidiaries and affiliates

As permitted by Staff Accounting Bulletin No.51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss.

Income tax contingencies

The Company like other multi-national companies is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when in management’s judgement it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgements, we believe that the recorded tax liabilities are adequate and appropriate. The judgements and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of primarily stock-based employee compensation calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2004–14.0; 2003–6.7; 2002–8.4. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2004–85.5; 2003–159.1; 2002–148.0.

Statement of cash flows

The Company considers short-term, highly liquid investments with a maturity of 90 days or less to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

McDonald’s Corporation    35

Other operating (income) expense, net

IN MILLIONS	2004	2003	2002
Gains on sales of restaurant businesses	$(45.0)	$(54.5)	$(113.6)
Equity in earnings of unconsolidated affiliates	(60.0)	(36.9)	(24.1)
Other expense	255.8	215.4	117.8
Impairment and other charges:
Restaurant closings/impairment	130.5	135.5	402.4
Restructuring	—	272.1	266.9
Current year’s lease accounting correction	20.8	—	—
Prior years’ lease accounting correction	139.1	—	—
Other	—	—	183.9

Total impairment and other charges	290.4	407.6	853.2

Other operating expense, net	$441.2	$531.6	$833.3

Other expense

Other expense primarily consists of gains or losses on excess property and other asset dispositions and provisions for uncollectible receivables. Other expense for 2004 also includes certain costs incurred to acquire restaurants operated by litigating franchisees in Brazil and provisions for certain contingencies.

Restaurant closings/impairment

In 2004, the Company recorded $130.5 million of pretax charges for asset and goodwill impairment, primarily in South Korea driven by its significant decline in performance over the past few years.

In 2003, the $135.5 million of net charges consisted of: $147.7 million primarily related to asset/goodwill impairment in Latin America; $29.6 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $41.8 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.

In 2002, the $402.4 million of charges consisted of: $302.3 million related to management’s decision to close about 750 underperforming restaurants primarily in the U.S. and Japan; and $100.1 million primarily related to the impairment of assets for certain existing restaurants in Europe and Latin America.

Restructuring

In 2003, the $272.1 million of charges consisted of: $237.0 million related to the loss on the sale of Donatos Pizzeria, the closing of Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35.1 million related to the revitalization plan actions of McDonald’s Japan, including headcount reductions, the closing of Pret A Manger stores in Japan and the early termination of a long-term management services agreement.

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

Lease accounting correction

Like other companies in the restaurant and retail industries, McDonald’s recently reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, McDonald’s has corrected an error in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction is primarily to accelerate the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction relates solely to accounting treatment, it does not affect McDonald’s historical or future cash flows or the timing of payments under the related leases and its effect on the Company’s current or prior years’ earnings per share, cash from operations and shareholders’ equity is immaterial. These adjustments primarily impact the U.S., China, Boston Market and Chipotle. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations.

Other

In 2002, the $183.9 million of charges consisted of $170.0 million primarily related to the write-off of software development costs as a result of management’s decision to terminate a long-term technology project; and $13.9 million primarily related to the write-off of receivables and inventory in Venezuela as a result of the temporary closure of all McDonald’s restaurants due to a national strike.

36    McDonald’s Corporation

The following table presents the activity included in accrued restructuring and restaurant closing costs in the Consolidated balance sheet.

IN MILLIONS	Liability at Dec 31, 2002	2003 activity			Liability at Dec 31, 2003	2004 activity			Liability at Dec 31, 2004
		Provision	Cash	Noncash		Provision	Cash	Noncash
Restaurant closings/impairment:
Asset write-offs	—	$144.4		$(144.4)	—	$130.5		$(130.5)	—
Lease termination and other	$128.4	(8.9)	$(85.8)		$33.7		$(16.5)		$17.2

	128.4	135.5	(85.8)	(144.4)	33.7	130.5	(16.5)	(130.5)	17.2

Restructuring:
Asset write-offs	—	249.5		(249.5)	—				—
Employee-related costs	72.3		(34.0)		38.3		(12.0)		26.3
Lease termination and other	103.3	22.6	(47.1)	(35.1)	43.7		(15.7)		28.0

	175.6	272.1	(81.1)	(284.6)	82.0		(27.7)		54.3

Other:
Asset write-offs	—				—				—
Other	24.5		(24.5)		—				—

	24.5		(24.5)		—				—

Total accrued restructuring and restaurant closing costs	$328.5	$407.6	$(191.4)	$(429.0)	$115.7	$130.5	$(44.2)	$(130.5)	$71.5

Employee severance is generally paid in installments over a period of up to one year after termination, and the remaining lease payments for closed facilities will be paid over the next several years.

Franchise arrangements

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company based upon a percent of sales with minimum rent payments that parallel the Company’s underlying leases and escalations (on properties that are leased). McDonald’s franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, franchisees outside the U.S. generally pay a refundable, noninterest-bearing security deposit. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2004	2003	2002
Rents and service fees	$4,804.8	$4,302.1	$3,855.0
Initial fees	36.1	43.0	51.1

Revenues from franchised and affiliated restaurants	$4,840.9	$4,345.1	$3,906.1

Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned sites	Leased sites	Total
2005	$1,063.4	$811.7	$1,875.1
2006	1,038.9	790.3	1,829.2
2007	1,006.7	772.1	1,778.8
2008	972.2	751.3	1,723.5
2009	933.0	722.9	1,655.9
Thereafter	7,241.7	5,531.7	12,773.4

Total minimum payments	$12,255.9	$9,380.0	$21,635.9

At December 31, 2004, net property and equipment under franchise arrangements totaled $10.4 billion (including land of $3.0 billion) after deducting accumulated depreciation and amortization of $4.8 billion.

Leasing arrangements

At December 31, 2004, the Company was the lessee at 15,235 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related

McDonald’s Corporation    37

occupancy costs including property taxes, insurance and maintenance. However, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2005	$996.0	$65.7	$1,061.7
2006	945.2	54.5	999.7
2007	885.2	43.9	929.1
2008	828.7	36.3	865.0
2009	773.5	33.1	806.6
Thereafter	6,590.6	189.9	6,780.5

Total minimum payments	$11,019.2	$423.4	$11,442.6

The following table provides detail of rent expense:

IN MILLIONS	2004	2003	2002
Company-operated restaurants:
U.S.	$136.8	$136.9	$124.0
Outside the U.S.	446.0	398.4	358.4

Total	582.8	535.3	482.4

Franchised restaurants:
U.S.	296.0	279.6	254.4
Outside the U.S.	280.2	250.7	210.9

Total	576.2	530.3	465.3

Other	94.5	87.3	84.8

Total rent expense	$1,253.5	$1,152.9	$1,032.5

Rent expense included percent rents in excess of minimum rents (in millions) as follows—Company-operated restaurants: 2004–$84.4; 2003–$73.2; 2002–$64.1. Franchised restaurants: 2004–$97.3; 2003–$80.3; 2002–$67.2.

The 2004 rent expense above excludes a correction of $159.9 million ($20.8 million for the current year and $139.1 million for prior years) in the Company’s lease accounting practices made in 2004. See Other operating expense, net note to the consolidated financial statements for further discussion.

Income taxes

Income before provision for income taxes and cumulative effect of accounting changes, classified by source of income, was as follows:

IN MILLIONS	2004	2003	2002
U.S.	$1,575.2	$1,150.8	$876.3
Outside the U.S.	1,627.2	1,195.6	785.8

Income before provision for income taxes and cumulative effect of accounting changes	$3,202.4	$2,346.4	$1,662.1

The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2004	2003	2002
U.S. federal	$557.9	$177.9	$307.0
U.S. state	56.4	58.8	54.6
Outside the U.S.	481.5	420.1	353.0

Current tax provision	$1,095.8	656.8	714.6

U.S. federal	(178.6)	180.1	(47.4)
U.S. state	10.9	12.6	(7.6)
Outside the U.S.	(4.2)	(11.3)	10.4

Deferred tax provision (benefit)	(171.9)	181.4	(44.6)

Provision for income taxes	$923.9	$838.2	$670.0

Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS	2004	2003
Property and equipment	$1,407.9	$1,447.5
Other	211.0	161.5

Total deferred tax liabilities	1,618.9	1,609.0

Intangible assets	(301.5)	(236.2)
Operating loss carryforwards	(269.9)	(228.1)
Employee benefit plans	(134.1)	(123.2)
Property and equipment	(184.4)	(132.5)
Capital loss carryforwards	(182.7)	(197.0)
Unrealized foreign exchange losses	(383.7)	(280.6)
Foreign tax credit carryforwards	(32.2)	(86.9)
Other	(361.8)	(230.5)

Total deferred tax assets before valuation allowance	(1,850.3)	(1,515.0)

Valuation allowance	531.7	483.2

Net deferred tax liabilities	$300.3	$577.2

Balance sheet presentation:
Deferred income taxes	$781.5	$1,065.3
Other assets–miscellaneous	(380.1)	(312.9)
Current assets–prepaid expenses and other current assets	(101.1)	(175.2)

Net deferred tax liabilities	$300.3	$577.2

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.4	2.3	2.2
Benefits and taxes related to foreign operations	(7.6)	(2.7)	(6.3)
Impairment and other charges, net(1)	.5	2.5	8.7
Other, net	(.4)	(1.4)	.7

Effective income tax rates	28.9%	35.7%	40.3%

(1)	Certain of these items were not tax effected.

38    McDonald’s Corporation

Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and corporate joint ventures. These basis differences were approximately $5.5 billion at December 31, 2004 and consisted primarily of undistributed earnings. Other than the potential repatriation of earnings under the new tax law, as described below, these earnings are considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we have not decided whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date, however, it is reasonably possible that we may repatriate between $0 and $3.2 billion, with the respective tax liability ranging from $0 to $100 million. We expect to finalize our assessment once clarifying guidance is issued.

Segment and geographic information

The Company operates in the food service industry. Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees, and royalties received from foreign affiliates and developmental licensees. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments from subsidiaries outside the U.S. were (in millions): 2004–$781.1, 2003–$684.5; 2002–$644.1.

Corporate general & administrative expenses are included in the corporate segment of operating income and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, supply chain management and training. Corporate assets include corporate cash and equivalents, asset portions of financing instruments and home office facilities.

IN MILLIONS	2004	2003	2002
U.S.	$6,525.6	$6,039.3	$5,422.7
Europe	6,736.3	5,874.9	5,136.0
APMEA	2,721.3	2,447.6	2,367.7
Latin America	1,007.9	858.8	813.9
Canada	898.1	777.9	633.6
Other	1,175.5	1,142.0	1,031.8

Total revenues	$19,064.7	$17,140.5	$15,405.7

U.S.	$2,181.4	$1,982.1	$1,673.3
Europe	1,471.1	1,339.1	1,021.8
APMEA	200.4	226.3	64.3
Latin America	(19.6)	(170.9)	(133.4)
Canada	178.0	163.2	125.4
Other	(16.4)	(295.1)	(66.8)
Corporate	(454.4)	(412.5)	(571.7)

Total operating income	$3,540.5 (1)	$2,832.2 (2)	$2,112.9 (3)

U.S.	$8,551.5	$8,549.2	$8,687.4
Europe	10,389.5	9,462.2	8,333.2
APMEA	3,853.0	3,773.3	3,465.0
Latin America	1,496.6	1,412.4	1,425.5
Canada	1,162.4	1,007.0	770.6
Other	653.7	574.8	780.4
Corporate	1,730.8	1,059.1	731.6

Total assets	$27,837.5	$25,838.0	$24,193.7

U.S.	$486.7	$482.4	$752.7
Europe	445.0	404.8	579.4
APMEA	157.8	122.1	230.4
Latin America	62.6	78.4	119.9
Canada	87.5	63.9	111.6
Other	115.4	132.8	190.4
Corporate	64.3	23.0	19.4

Total capital expenditures	$1,419.3	$1,307.4	$2,003.8

U.S.	$394.6	$395.1	$383.4
Europe	422.6	382.4	334.9
APMEA	165.6	156.5	141.7
Latin America	66.3	64.3	59.6
Canada	51.9	46.7	35.6
Other	51.0	53.1	40.3
Corporate	49.0	50.1	55.3

Total depreciation and amortization	$1,201.0	$1,148.2	$1,050.8

See Other operating expense, net note for further discussion of the following items:

(1)	Includes $290.4 million of charges (U.S.–$79.8; Europe–$27.0; APMEA–$138.7; Latin America–$2.1; Canada–$3.8; and Other–$39.0) related to a correction in the Company’s lease accounting practices and policies and asset/goodwill impairment.
(2)	Includes $407.6 million of charges (adjustments) [U.S.–($11.4); Europe–($20.0); APMEA–$54.9; Latin America–$108.9; Canada–($1.2); Other–$266.1; and Corporate–$10.3] primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment.
(3)	Includes $853.2 million of charges (U.S.–$99.2; Europe–$147.8; APMEA–$222.3; Latin America–$142.3; Canada–$9.7; Other–$34.0; and Corporate–$197.9) primarily related to restructuring markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs.

Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2004–$24,390.8; 2003–$23,405.9; 2002–$21,976.6. U.S. based: 2004–$9,219.0; 2003–$9,067.2; 2002–$9,241.2.

McDonald’s Corporation    39

Debt financing

Line of credit agreements

At December 31, 2004, the Company had several line of credit agreements with various banks totaling $1.3 billion, all of which remained unused. Subsequent to year end, the Company renegotiated the agreements into a single $1.3 billion line of credit agreement expiring in 2010 with fees based on current credit ratings of 0.08% per annum on the total commitment. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $690.0 million at December 31, 2004; these were principally short-term and denominated in various currencies at local market rates of interest.

The weighted-average interest rate of short-term borrowings was 4.4% at December 31, 2004 (based on $397.2 million of foreign currency bank line borrowings) and 4.3% at December 31, 2003 (based on $341.1 million of foreign currency bank line borrowings).

Fair values

At December 31, 2004, the fair value of the Company’s debt obligations was estimated at $9.7 billion, compared to a carrying amount of $9.2 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

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

IN MILLIONS OF U.S. DOLLARS	Maturity dates	Interest rates(1) December 31		Amounts outstanding December 31
		2004	2003	2004	2003
Fixed-original issue(2)		4.9%	5.0%	$3,338.1	$3,615.5
Fixed-converted via exchange agreements(3)		3.9	4.6	(1,694.9)	(1,503.6)
Floating		2.6	.8	916.1	643.2

Total U.S. Dollars	2005-2028			2,559.3	2,755.1

Fixed		4.2	4.3	1,024.7	895.5
Floating		2.4	2.0	1,867.2	2,217.4

Total Euro	2005-2013			2,891.9	3,112.9

Total British Pounds Sterling-fixed	2005-2032	6.0	6.0	1,147.0	1,258.7

Fixed		7.1	6.1	99.1	131.6
Floating		1.1	.8	275.4	250.1

Total other European currencies(4)	2005-2007			374.5	381.7

Total Japanese Yen-fixed	2005-2030	1.9	1.9	1,076.4	1,028.1

Fixed		5.6	6.4	195.1	383.4
Floating		4.3	4.2	672.7	489.4

Total other currencies(5)	2005-2016			867.8	872.8

Debt obligations before fair value adjustments(6)				8,916.9	9,409.3

Fair value adjustments(7)				302.6	321.2

Total debt obligations(8)				$9,219.5	$9,730.5

(1)	Weighted-average effective rate, computed on a semiannual basis.
(2)	Includes $150 million of debentures that mature in 2027, which are subordinated to senior debt and provide for the ability to defer interest payments up to five years under certain conditions.
(3)	A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.
(4)	Primarily consists of Swiss Francs, Swedish Kronor and Danish Kroner.
(5)	Primarily consists of Korean Won, Chinese Renminbi, Australian Dollars, Hong Kong Dollars, and Singapore Dollars.
(6)	Aggregate maturities for 2004 debt balances, before fair value adjustments, were as follows (in millions): 2005–$862.2; 2006–$1,262.1; 2007–$775.6; 2008–$830.5; 2009–$420.0; thereafter–$4,766.5. These amounts include a reclassification of short-term obligations totaling $1.3 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2010.
(7)	SFAS No.133 requires that the underlying items in fair value hedges, in this case debt obligations, be recorded at fair value. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($106.4 million) of the adjustments at December 31, 2004 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.
(8)	Includes current maturities of long-term debt and long-term debt included in the Consolidated balance sheet. The decrease in debt obligations from December 31, 2003 to December 31, 2004 was due to net repayments ($815.5 million) and SFAS No.133 non-cash fair value adjustments ($18.6 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($323.1 million).

40    McDonald’s Corporation

ESOP loans and other guarantees

At December 31, 2004, the Company has guaranteed and included in total debt $7.5 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2004, which include $85.9 million of loans from the Company to the ESOP and the $7.5 million of Notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders’ equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

The Company also has guaranteed certain affiliate and other loans totaling $69.9 million at December 31, 2004. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of certain U.S. partnerships and franchisees, and certain affiliates. The terms of the guarantees vary and are equal to the remaining term of the related debt. At December 31, 2004, there was no carrying value for obligations under these guarantees in the Consolidated balance sheet.

Employee benefit plans

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes profit sharing, 401(k) and leveraged employee stock ownership (ESOP) features. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. McDonald’s executives, staff and restaurant managers participate in any additional ESOP allocations and profit sharing contributions, based on their compensation. The profit sharing contribution is discretionary, and the Company determines the amount each year.

Effective March 31, 2003, all contributions and related earnings can be invested in McDonald’s common stock or among several other investment alternatives in accordance with each participant’s elections. Prior to March 31, 2003, ESOP allocations and earnings were generally invested in McDonald’s common stock and all other contributions and related earnings could be among several investment alternatives, including McDonald’s common stock.

In addition, the Company maintains a nonqualified, unfunded Supplemental Plan that allows participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Supplemental Plan are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities under the Supplemental Plan were $350.2 million at December 31, 2004 and $329.3 million at December 31, 2003 and were included in other long-term liabilities in the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the Supplemental Plan liabilities. At December 31, 2004, derivatives with a fair value of $66.8 million indexed to the Company’s stock and $54.7 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in Plan liabilities and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2004–$58.5; 2003–$60.3; 2002–$50.1.

Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2004–$47.8; 2003–$43.9; 2002–$36.8.

Other postretirement benefits and postemployment benefits, excluding severance benefits related to the 2002 restructuring charge, were immaterial.

Property and equipment

Net property and equipment consisted of:

	December 31,
IN MILLIONS	2004	2003
Land	$4,661.1	$4,483.0
Buildings and improvements on owned land	10,260.3	9,693.4
Buildings and improvements on leased land	10,520.7	9,792.1
Equipment, signs and seating	4,426.1	4,090.5
Other	639.6	681.2

	30,507.8	28,740.2

Accumulated depreciation and amortization	(9,804.7)	(8,815.5)

Net property and equipment	$20,703.1	$19,924.7

Depreciation and amortization expense was (in millions): 2004–$1,138.3; 2003–$1,113.3; 2002–$971.1.

McDonald’s Corporation    41

Stock-based compensation

At December 31, 2004, the Company had stock-based compensation plans for employees and nonemployee directors which authorized the granting of various equity-based incentives including stock options, restricted stock and restricted stock units. The number of shares of common stock reserved for issuance under the plans was 224.1 million at December 31, 2004, including 57.2 million available for future grants.

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

In 2001, the Board of Directors approved a special grant of 11.9 million options at a price of $28.90 as an incentive to meet an operating income performance goal for calendar year 2003. The options vested on January 31, 2004 and substantially all expired on June 30, 2004 because the Company did not meet the performance goal.

A summary of the status of the Company’s stock option grants as of December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented in the following table.

	2004		2003		2002
Options	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	194.2	$26.90	198.9	$27.57	192.9	$26.65
Granted	20.1	26.10	23.6	14.96	26.3	28.26
Exercised	(30.0)	20.16	(12.6)	15.19	(13.1)	14.91
Forfeited/expired	(17.4)	28.99	(15.7)	27.07	(7.2)	29.22

Outstanding at end of year	166.9	$27.80	194.2	$26.90	198.9	$27.57

Exercisable at end of year	114.7		122.9		110.9

Options granted each year were 1.6%, 1.9% and 2.1% of weighted-average common shares outstanding for 2004, 2003 and 2002, respectively, representing grants to approximately 13,000, 14,300, and 13,900 employees in those three years.

The following table presents information related to options outstanding and options exercisable at December 31, 2004, based on ranges of exercise prices.

	Options outstanding			Options exercisable
Range of exercise prices	Number of options IN MILLIONS	Weighted- average remaining contractual life IN YEARS	Weighted- average exercise price	Number of options IN MILLIONS	Weighted- average exercise price
$14 to 24	48.2	4.1	$19.77	32.6	$21.98
25 to 27	38.0	6.0	26.11	15.5	26.24
28 to 34	41.3	6.4	29.18	27.2	29.24
35 to 46	39.4	7.4	37.80	39.4	37.80

$14 to 46	166.9	5.9	$27.80	114.7	$29.71

Restricted stock/restricted stock units

The Company granted 0.2 million restricted stock units (RSUs) in 2004, a majority of which have performance conditions, and 1.8 million in 2003. The RSUs generally vest 100% at the end of three years and are payable in either shares of common stock or cash, at the Company’s option. At December 31, 2004, 1.7 million remained outstanding. Compensation expense related to the RSUs is amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income.

42    McDonald’s Corporation

Quarterly results (unaudited)

	Quarters ended December 31				Quarters ended September 30			Quarters ended June 30		Quarters ended March 31
IN MILLIONS, EXCEPT PER SHARE DATA	2004		2003		2004		2003	2004	2003	2004	2003
Revenues
Sales by Company-operated restaurants	$3,764.1		$3,398.4		$3,664.8		$3,351.2	$3,511.9	$3,189.7	$3,283.0	$2,856.1
Revenues from franchised and affiliated restaurants	1,246.2		1,157.0		1,260.9		1,153.4	1,217.1	1,091.1	1,116.7	943.6

Total revenues	5,010.3		4,555.4		4,925.7		4,504.6	4,729.0	4,280.8	4,399.7	3,799.7

Company-operated margin	563.5		486.4		578.5		510.6	526.4	445.7	455.6	346.7
Franchised margin	988.0		909.6		1,008.0		917.4	971.4	860.1	870.3	720.3
Operating income	617.3	(1)	367.5	(3)	1,098.9		963.9	965.9	826.2	858.4	674.6
Income before cumulative effect of accounting change	$397.9	(2)	$125.7	(3)	$778.4	(4)	$547.4	$590.7	$470.9	$511.5	$364.2
Cumulative effect of accounting change, net of tax											(36.8)
Net income	$397.9	(2)	$125.7	(3)	$778.4	(4)	$547.4	$590.7	$470.9	$511.5	$327.4

Per common share–basic:
Income before cumulative effect of accounting change	$.31	(2)	$.10	(3)	$.62	(4)	$.43	$.47	$.37	$.41	$.29
Cumulative effect of accounting change											(.03)
Net income	$.31	(2)	$.10	(3)	$.62	(4)	$.43	$.47	$.37	$.41	$.26

Per common share–diluted:
Income before cumulative effect of accounting change	$.31	(2)	$.10	(3)	$.61	(4)	$.43	$.47	$.37	$.40	$.29
Cumulative effect of accounting change											(.03)
Net income	$.31	(2)	$.10	(3)	$.61	(4)	$.43	$.47	$.37	$.40	$.26

Dividends declared per common share	$—		$—		$.55		$.40	$—	$—	$—	$—

Weighted-average shares–basic	1,264.3		1,266.2		1,256.7		1,271.5	1,256.0	1,272.5	1,261.7	1,269.6
Weighted-average shares–diluted	1,280.9		1,277.9		1,268.4		1,281.0	1,268.0	1,277.5	1,275.5	1,270.3

Market price per common share:
High	$32.96		$27.01		$28.25		$24.37	$29.43	$22.95	$29.98	$17.38
Low	27.31		23.01		25.64		20.40	25.05	13.88	24.54	12.12
Close	32.06		24.83		28.03		23.54	26.00	22.06	28.57	14.46

(1)	Includes the following pretax charges totaling $0.08 per share:
>	$159.9 million ($104.5 million after tax) related to a correction in the Company’s lease accounting practices and policies.
>	$117.2 million ($107.6 million after tax) related to asset/goodwill impairment primarily in South Korea.
(2)	Includes net pretax charges of $227.8 million ($180.1 million after tax or $0.14 per share) consisting of the $277.1 million pretax charges discussed in note 1 above and a $49.3 million nonoperating gain related to the sale of the Company’s interest in a U.S. real estate partnership.
(3)	Includes the following net charges totaling $0.25 per share:
>	$272.1 million ($183.2 million after tax) related to the disposition of certain non-McDonald’s brands and the revitalization plan actions of our Japanese affiliate.
>	$135.5 million ($140.0 million after tax) primarily related to asset/goodwill impairment mainly in Latin America, restaurant closings associated with strategic actions in Latin America and a favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.
(4)	The effective income tax rate for the third quarter of 2004 benefited from an international transaction and the utilization of certain previously unrealized capital loss carryforwards (the Company was able to reverse a valuation allowance related to the carryforwards due to the gain discussed in note 2 above).

McDonald’s Corporation    43

Management’s Report

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and Notes to the consolidated financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgement and best estimates. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 46 of this Report and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

McDonald’s Corporation

February 22, 2005

44    McDonald’s Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

McDonald’s Corporation

We have audited the accompanying Consolidated balance sheets of McDonald’s Corporation as of December 31, 2004 and 2003, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2003, the Company changed its method for accounting for asset retirement obligations to conform with SFAS No.143, Accounting for Asset Retirement Obligations. Effective January 1, 2002, the Company changed its method for accounting for goodwill to conform with SFAS No.142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McDonald’s Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 22, 2005

McDonald’s Corporation    45

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report, that McDonald’s Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the Consolidated balance sheets of McDonald’s Corporation as of December 31, 2004 and 2003, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 22, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 22, 2005

46    McDonald’s Corporation

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the CEO and CFO confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

•	Part III

Item 10. Directors and Executive Officers of the registrant

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for the Chief Executive Officer and the Financial Officers and its Standards of Business Conduct are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2004. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on our website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

Item 11. Executive compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2004.

Item 12. Security ownership of certain beneficial owners and management and related shareholder matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2004.

Item 13. Certain relationships and related transactions

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2004.

Item 14. Principal accountant fees and services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2004.

•	Part IV

Item 15. Exhibits, financial statement schedules and reports on Form 8-K

(a) 1. All Financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 28 through 42 of this Form 10-K.

      2. Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b) Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation    47

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit number/description

(3)	(a) Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

(b)	By-Laws, effective as of May 19, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(4)	Instruments defining the rights of security holders, including Indentures: **

(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

48    McDonald’s Corporation

(10)	Material Contracts

(a)	Directors’ Stock Plan, as amended and restated December 2, 2004, filed herewith.*

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, filed herewith.*

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, filed herewith.*

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

(g)	Executive Retention Plan, as amended and restated December 1, 2004, filed herewith.*

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(i)	First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, filed herewith.*

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, filed herewith.*

(12)	Computation of ratio of earnings to fixed charges

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(31.1) Rule 13a–14(a) Certification of Chief Executive Officer

(31.2) Rule 13a–14(a) Certification of Chief Financial Officer

(32.1) Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	One-year return on incremental invested capital (ROIIC)

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

McDonald’s Corporation    49

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation
(Registrant)

/S/ Matthew H. Paull
By	Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

March 4, 2005
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 4th day of March, 2005:

Signature, Title

/S/ Hall Adams, Jr.
By	Hall Adams, Jr.
Director

/S/ Edward A. Brennan
By	Edward A. Brennan
Director

/S/ Robert A. Eckert
By	Robert A. Eckert
Director

/S/ Enrique Hernandez, Jr.
By	Enrique Hernandez, Jr.
Director

/S/ Jeanne P. Jackson
By	Jeanne P. Jackson
Director

/S/ Walter E. Massey
By	Walter E. Massey
Director

/S/ Andrew J. McKenna
By	Andrew J. McKenna
Chairman of the Board and Director

/S/ Cary D. McMillan
By	Cary D. McMillan
Director

/S/ Matthew H. Paull
By	Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

/S/ David M. Pojman
By	David M. Pojman
Corporate Senior Vice President–Controller

/S/ Michael J. Roberts
By	Michael J. Roberts
President and Chief Operating Officer and Director

/S/ John W. Rogers
By	John W. Rogers
Director

/S/ James A. Skinner
By	James A. Skinner
Vice Chairman, Chief Executive Officer and Director

/S/ Anne-Marie Slaughter
By	Anne-Marie Slaughter
Director

/S/ Roger W. Stone
By	Roger W. Stone
Director

50    McDonald’s Corporation