Form 10-Q
period 2005-03-31
MCDONALDS CORP
filed 2005-05-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑  No ☐

1,267,477,541

(Number of shares of common stock

outstanding as of March 31, 2005)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates or the Company: Boston Market,

Chipotle Mexican Grill and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2005	December 31, 2004
Assets
Current assets
Cash and equivalents	$1,356.5	$1,379.8
Accounts and notes receivable	686.3	745.5
Inventories, at cost, not in excess of market	137.7	147.5
Prepaid expenses and other current assets	617.0	585.0
Total current assets	2,797.5	2,857.8
Other assets
Investments in and advances to affiliates	1,136.6	1,109.9
Goodwill, net	1,815.8	1,828.3
Miscellaneous	1,301.2	1,338.4
Total other assets	4,253.6	4,276.6
Property and equipment
Property and equipment, at cost	30,042.8	30,507.8
Accumulated depreciation and amortization	(9,859.9)	(9,804.7)
Net property and equipment	20,182.9	20,703.1
Total assets	$27,234.0	$27,837.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$495.4	$714.3
Income taxes	201.5	331.3
Other taxes	243.2	245.1
Accrued interest	169.2	179.4
Accrued payroll and other liabilities	1,056.3	1,188.2
Current maturities of long-term debt	503.6	862.2
Total current liabilities	2,669.2	3,520.5
Long-term debt	8,155.2	8,357.3
Other long-term liabilities	926.3	976.7
Deferred income taxes	845.7	781.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million	16.6	16.6
Additional paid-in capital	2,391.4	2,186.0
Unearned ESOP compensation	(83.2)	(82.8)
Retained earnings	22,484.0	21,755.8
Accumulated other comprehensive income (loss)	(301.9)	(96.0)
Common stock in treasury, at cost; 393.1 and 390.7 million shares	(9,869.3)	(9,578.1)
Total shareholders’ equity	14,637.6	14,201.5
Total liabilities and shareholders’ equity	$27,234.0	$27,837.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

In millions, except per common share data	Quarters Ended March 31
	2005	2004
Revenues
Sales by Company-operated restaurants	$3,599.5	$3,283.0
Revenues from franchised and affiliated restaurants	1,203.3	1,116.7
Total revenues	4,802.8	4,399.7
Operating costs and expenses
Company-operated restaurant expenses	3,109.1	2,827.4
Franchised restaurants – occupancy expenses	257.0	246.4
Selling, general & administrative expenses	520.1	457.5
Other operating expense, net	7.0	10.0
Total operating costs and expenses	3,893.2	3,541.3
Operating income	909.6	858.4
Interest expense	89.8	91.7
Nonoperating (income) expense, net	(10.4)	8.9
Income before provision for income taxes	830.2	757.8
Provision for income taxes	102.3	246.3
Net income	$727.9	$511.5
Net income per common share	$0.57	$0.41
Net income per common share–diluted	$0.56	$0.40
Weighted average shares	1,268.5	1,261.7
Weighted average shares–diluted	1,289.0	1,275.5

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31
In millions	2005	2004
Operating activities
Net income	$727.9	$511.5
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	316.5	297.2
Deferred income taxes	(34.5)	(13.1)
Income taxes audit benefit	(178.8)	—
Share-based compensation	48.1	2.3
Other	37.2	24.9
Changes in working capital items	(123.4)	42.3
Cash provided by operations	793.0	865.1
Investing activities
Property and equipment expenditures	(242.4)	(180.3)
Purchases and sales of restaurant businesses and sales of property	(8.8)	37.2
Other	(34.0)	(4.2)
Cash used for investing activities	(285.2)	(147.3)
Financing activities
Notes payable and long-term financing issuances and repayments	(358.2)	(11.6)
Treasury stock purchases	(414.0)	(291.5)
Proceeds from stock option exercises	229.0	124.2
Other	12.1	(62.1)
Cash used for financing activities	(531.1)	(241.0)
Cash and equivalents increase (decrease)	(23.3)	476.8
Cash and equivalents at beginning of period	1,379.8	492.8
Cash and equivalents at end of period	$1,356.5	$969.6

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2005 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2005 and 2004:

	Quarters Ended March 31
In millions	2005	2004
Net income	$727.9	$511.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(198.2)	(20.5)
Deferred hedging adjustments	(7.7)	1.7
Total other comprehensive income (loss)	(205.9)	(18.8)
Total comprehensive income	$522.0	$492.7

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 20.5 million shares and 13.8 million shares for the first quarter 2005 and 2004, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 46.4 million shares and 100.1 million shares for the first quarter 2005 and 2004, respectively.

Share-based Compensation

At March 31, 2005, the Company had share-based compensation plans for employees and nonemployee directors, which authorized the granting of various equity-based incentives including stock options, restricted stock and restricted stock units (RSUs). The number of shares of common stock reserved for issuance under the plans was 214.7 million at March 31, 2005, including

50.2 million available for future grants.

Prior to January 1, 2005, the Company accounted for the plans under the measurement and recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2005, the Company early adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In 2005, in connection with the adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. First quarter 2005 results included pretax expense of $57.4 million ($38.3 million after tax or $0.03 per share) of which $48.1 million related to share-based compensation (stock options and RSUs) and $9.3 million related to the shift of a portion of share-based compensation to cash-based. Compensation expense related to share-based awards is generally amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of March 31, 2005, there was $283.3 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.5 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. First quarter 2005 results included $14.0 million of excess tax benefits as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted under the Company’s stock options plans in first quarter 2004.

Quarter ended March 31,
In millions, except per share data	2004
As reported – net income	$511.5
Add: Total share-based employee compensation expense included in reported net income, net of related tax effects	1.4
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44.2)
Pro forma – net income	$468.7
Net income per share:
As reported – basic	$0.41
Pro forma – basic	$0.37

As reported – diluted	$0.40
Pro forma – diluted	$0.37

Stock Options

Stock options to purchase common stock are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 36 million options currently outstanding) expire 13 years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the first quarter 2005 and 2004 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life.

Weighted-average assumptions

	Quarters ended March 31
	2005	2004 Pro forma

Expected life of options in years	7	7
Expected stock price volatility	27.8%	28.7%
Expected dividend yield	1.72%	1.50%
Risk-free interest rate	3.97%	3.54%
Fair value per option granted	$10.06	$8.40

A summary of the Company’s stock option activity during first quarter 2005 is presented in the following table.

Stock options
	Quarter ended March 31, 2005
	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Outstanding at December 31, 2004	166.9	$27.80
Granted	6.9	32.60
Exercised	(11.1)	22.33
Forfeited/Expired	(1.0)	27.15
Outstanding at March 31, 2005	161.7	$28.38	6.21	$445.7
Exercisable at March 31, 2005	123.4	$29.55	5.45	$196.5

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. During first quarter 2005, the total intrinsic value of stock options exercised was $111.4 million. Cash received from stock options exercised during the quarter was $229.0 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $37.7 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

RSUs/Restricted stock

RSUs generally vest 100% at the end of three years and are payable in either shares of common stock or cash, at the Company’s option. Certain executives have RSUs that are performance based. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.

A summary of the activity of the Company’s RSUs during first quarter 2005 is presented in the following table.

RSUs/Restricted stock
	Quarter ended March 31, 2005
	Shares in millions	Weighted- average grant date fair value
Nonvested at December 31, 2004	1.7	$16.01
Granted	1.1	32.60
Vested	(0.1)	14.31
Forfeited	—	—
Nonvested at March 31, 2005	2.7	$23.10

Segment Information

The Company primarily operates and franchises McDonald’s restaurants in the food service industry. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results.

The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents McDonald’s restaurant operations in Asia/Pacific, Middle East and Africa. The Other segment represents non-McDonald’s brands.

	Quarters Ended March 31
In millions	2005	2004
Revenues
U.S.	$1,586.5	$1,490.0
Europe	1,717.4	1,556.5
APMEA	705.1	657.6
Latin America	284.1	224.8
Canada	206.0	198.9
Other	303.7	271.9
Total revenues	$4,802.8	$4,399.7
Operating income (loss)(1)
U.S.	$539.4	$516.8
Europe	308.2	321.6
APMEA	92.8	90.0
Latin America	8.7	(1.8)
Canada	29.4	33.3
Other	2.4	0.7
Corporate	(71.3)	(102.2)
Total operating income	$909.6	$858.4

(1)	For the quarter ended March 31, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$15.8; Europe-$12.8; APMEA-$5.8; Latin America-$2.0; Canada-$2.1; Other-$0.5; Corporate-$18.4.

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

Strategic Direction and Financial Performance

In 2003, the Company introduced a comprehensive revitalization plan to increase McDonald’s relevance to today’s consumers as well as improve our financial discipline. We redefined our strategy to emphasize growth through adding more customers to existing restaurants and aligned the System around our customer-focused Plan to Win. The near-term goal of our revitalization plan was to fortify the foundation of our business. This was substantially achieved by year-end 2004.

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

The Company continued this positive momentum in the first quarter 2005 with solid revenue and operating income growth, on top of last year’s double-digit growth that included one additional day due to leap year.

In March, McDonald’s U.S. business marked its 24th consecutive month of positive comparable sales. These strong comparable sales helped offset higher commodity costs. We will continue to focus on building consumer relevance in the U.S. by providing menu choice and variety, and an exceptional customer experience.

For the first quarter, Europe delivered positive comparable sales results in Germany, the U.K. and France. These results benefited from the change in timing of Easter and related school holidays, from April in 2004 to March in 2005. While we continue to face economic challenges in Germany, our focus remains on offering a balanced menu featuring everyday affordability along with relevant premium menu choices to help build sales and customer traffic. Similarly, initiatives in the U.K. to enhance the image and relevance of our brand are on going. While there is clearly more opportunity and work ahead, the Company is focused on strengthening the performance of our European business.

APMEA also delivered a solid quarter. An ongoing commitment to everyday value balanced with premium products that appeal to local tastes contributed to the segment’s financial results.

The long-term goal of our revitalization plan was to create a differentiated customer experience – one that builds brand loyalty and delivers sustainable, profitable growth for shareholders. Looking forward, consistent with that goal, we are targeting average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Operating Highlights for the Quarter Included:

•	Consolidated revenues increased 9% (6% in constant currencies).

•	Comparable sales increased 4.6%.

•	Company-operated restaurant margins increased $30 million ($19 million in constant currencies) but declined 30 basis points.

•	Franchised restaurant margins increased $76 million ($58 million in constant currencies) and 70 basis points.

•	Operating income increased 6% (4% in constant currencies).

•	Net income per common share was $0.56, up 40% versus $0.40 in 2004, including a $0.13 per share benefit from a lower effective tax rate as well as a $0.03 per share expense related to share-based compensation.

•	Cash provided by operations totaled $793 million.

•	We repaid $358 million of debt and repurchased about $437 million of stock.

Outlook

•	McDonald’s expects net restaurant additions to add slightly more than one percentage point to sales growth in 2005 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2004. In 2005, McDonald’s expects to open about 550 traditional McDonald’s restaurants and 150 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

•	McDonald’s does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2005 selling, general & administrative expenses to increase about 10% in constant currencies compared with 2004 primarily due to the early adoption of SFAS No. 123(R).

•	McDonald’s expects the full year 2005 impact of the adoption of SFAS No. 123(R) combined with the modifications to the Company’s compensation plan to be about $190 million pretax of expense or $0.10 per share.

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2004 average rates), McDonald’s annual earnings per share would change about 6 cents to 7 cents.

•	For 2005, the Company expects its net debt principal repayments to be approximately $600 million to $800 million. The Company expects interest expense to remain relatively flat compared with 2004, based on current interest and foreign currency exchange rates. This guidance does not take into account any actions that might be taken under the American Jobs Creation Act of 2004.

•	McDonald’s expects the effective income tax rate for the full year 2005 to be approximately 29% to 30%, although this does not take into account any actions that might be taken under the American Jobs Creation Act of 2004.

•	McDonald’s expects capital expenditures for 2005 to be approximately $1.7 billion, reflecting higher investment in existing restaurants and stronger foreign currencies compared with 2004.

•	McDonald’s expects to return at least $1.3 billion to shareholders through dividends and share repurchases in 2005. The Company repurchased $437 million, or 13.5 million shares, of its common stock during the first quarter.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants in operation at least thirteen months, excluding the impact of currency translation. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

Forward-Looking Statements

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-Looking Statements at the end of Management’s Discussion and Analysis.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per common share data	Quarter Ended March 31, 2005
	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,599.5	10
Revenues from franchised and affiliated restaurants	1,203.3	8
Total revenues	4,802.8	9
Operating costs and expenses
Company-operated restaurant expenses	3,109.1	10
Franchised restaurants – occupancy expenses	257.0	4
Selling, general & administrative expenses	520.1	14
Other operating expense, net	7.0	(30)
Total operating costs and expenses	3,893.2	10
Operating income	909.6	6
Interest expense	89.8	(2)
Nonoperating (income) expense, net	(10.4)	n/m
Income before provision for income taxes	830.2	10
Provision for income taxes	102.3	(58)
Net income	$727.9	42
Net income per common share	$0.57	39
Net income per common share–diluted	$0.56	40

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the quarter, net income and diluted net income per common share increased to $727.9 million and $0.56 per share or 42% and 40%, respectively (41% and 40%, respectively in constant currencies). The 2005 results included a $0.13 per share benefit from a lower effective tax rate as well as $0.03 per share of expense related to the early adoption of SFAS No. 123(R) and related incremental compensation.

Diluted weighted average shares outstanding for the first quarter increased due to higher weighted average shares outstanding (stock options exercised exceeded treasury stock purchased in 2004) and a more dilutive effect of outstanding stock options.

During the quarter, the Company repurchased $437 million, or 13.5 million shares, of its common stock.

Accounting Change

Effective January 1, 2005, the Company adopted SFAS No. 123(R), although not required to do so until 2006. This new accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment prospectively. Prior to the adoption of SFAS No. 123(R), the Company, like most other U.S. companies, accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation was included as pro forma disclosure in the financial statement footnotes. The Company’s first quarter 2004 pro forma earnings, as reported in Form 10-Q, included $0.03 per share of share-based compensation expense.

In 2005, in connection with its adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity based awards. First quarter 2005 results included pretax expense of $57.4 million (or $0.03 per share) of which $48.1 million related to share-based compensation, stock options and RSUs, and $9.3 million related to the shift of a portion of share-based compensation to primarily cash-based incentive compensation.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS In millions
Quarters Ended March 31,	Reported Amount 2005 2004		Currency Translation Benefit / (Loss 2005)
Revenues	$4,802.8	$4,399.7	$118.9
Combined operating margins*	1,406.9	1,301.1	28.9
Selling, general & administrative expenses	520.1	457.5	(9.2)
Operating income	909.6	858.4	18.3
Net income	727.9	511.5	7.8
*	Excludes non-McDonald’s brands

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income and net income for the quarter, primarily due to the strengthening of the Euro, as well as other major currencies. Foreign currency translation had no impact on reported earnings per share due to rounding.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended March 31,	2005	2004	% Inc	% Inc /(Dec) Excluding Currency Translation
Company-operated sales
U.S.	$929.5	$875.5	6	6
Europe	1,321.8	1,191.5	11	6
APMEA	616.6	577.1	7	4
Latin America	263.1	205.6	28	25
Canada	166.3	162.9	2	(5)
Other	302.2	270.4	12	12
Total	$3,599.5	$3,283.0	10	7
Franchised and affiliated revenues
U.S.	$657.0	$614.5	7	7
Europe	395.6	365.0	8	3
APMEA	88.5	80.5	10	7
Latin America	21.0	19.2	9	9
Canada	39.7	36.0	10	3
Other	1.5	1.5	—	—
Total	$1,203.3	$1,116.7	8	6
Total revenues
U.S.	$1,586.5	$1,490.0	6	6
Europe	1,717.4	1,556.5	10	5
APMEA	705.1	657.6	7	5
Latin America	284.1	224.8	26	24
Canada	206.0	198.9	4	(4)
Other	303.7	271.9	12	12
Total	$4,802.8	$4,399.7	9	6

Consolidated revenues increased 9% (6% in constant currencies), primarily due to positive comparable sales for each month of the quarter. Revenues in 2004 included an extra day due to leap year.

In the U.S., the increase in revenues was driven by multiple initiatives that are delivering variety, value, choice and convenience to our customers. We remain confident that our combination of initiatives will continue to build on the foundation established and deliver solid results throughout 2005.

Europe’s increase in revenues was due to strong comparable sales in Russia, which is entirely Company-operated, and positive comparable sales in the U.K., Germany and France. Europe’s first quarter revenue performance also reflects a benefit from the change in timing of Easter and related school holidays, from April in 2004 to March in 2005. Revenue growth for the second quarter 2005 will be negatively impacted by this same holiday shift.

In APMEA, the increase in revenues was primarily due to strong comparable sales in Taiwan and Australia, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2005 and 2004:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase /(Decrease)
	Quarters Ended March 31
	2005	2004
U.S.	5.2	14.2
Europe	2.9	3.5
APMEA	5.5	5.0
Latin America	14.6	8.8
Canada	(2.7)	10.7
McDonald’s Restaurants	4.6	9.4

* Excludes non-McDonald’s brands.
The following table present Systemwide sales growth rates for the quarter ended March 31, 2005:
SYSTEMWIDE SALES PERCENT INCREASE / (DECREASE)
	Quarter Ended March 31, 2005
	% Inc	% Inc /(Dec) Excluding Currency Translation
U.S.	6	6
Europe	10	4
APMEA	10	7
Latin America	19	16
Canada	6	(2)
Other	12	12
Total sales	8	6

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
	Percent		Amount		% Inc / (Dec)
Quarters Ended March 31,	2005	2004	2005	2004
Company-operated
U.S.	17.9	18.2	$166.4	$159.5	4
Europe	13.5	14.4	178.9	171.1	5
APMEA	10.9	10.7	66.9	62.0	8
Latin America	12.0	8.0	31.5	16.5	91
Canada	11.0	14.1	18.3	23.0	(20)
Total	14.0	14.3	$462.0	$432.1	7

Franchised
U.S.	80.2	79.3	$527.0	$487.2	8
Europe	75.5	75.0	298.8	273.7	9
APMEA	85.7	85.7	75.8	69.0	10
Latin America	64.7	60.9	13.6	11.7	16
Canada	74.8	76.1	29.7	27.4	8
Total	78.6	77.9	$944.9	$869.0	9

Combined operating margin dollars increased $105.8 million or 8% for the quarter (6% in constant currencies). The U.S. and Europe segments accounted for almost 85% of the combined margin dollars in both years and approximately 75% of the increase.

In the U.S., Company-operated margin percent decreased for the quarter due to higher commodity costs, higher labor-related costs, partly due to increased staffing levels as well as increased compensation for store managers, and increased rent expense. This was partly offset by positive comparable sales. Commodity cost pressures are expected to continue, with the impact lessening in the second half of the year.

In Europe, the Company-operated margin percent decreased partly due to higher beef costs across the segment, and brand building marketing and promotional initiatives in the U.K. and Germany. This was partly offset by positive comparable sales. Beef cost pressures are expected to lessen in the second half of the year.

In APMEA, the Company-operated margin percent increased due to improved performance in China and Hong Kong, partly offset by poor results in South Korea.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters ended March 31,
	2005	2004
Food & paper	34.1	33.8
Payroll & employee benefits	26.6	26.6
Occupancy & other operating expenses	25.3	25.3
Total expenses	86.0	85.7
Company-operated margins	14.0	14.3

The consolidated Franchised margin percent increased for the quarter primarily due to positive comparable sales in the U.S. and Europe, but reflected higher occupancy costs, due in part to an increased proportion of leased sites.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 14% for the quarter (12% in constant currencies). The share-based and related incremental compensation expense due to the early adoption of SFAS 123(R) accounted for substantially all of the constant currency increase. Selling, general & administrative expenses as a percent of revenues were 10.8% in the first quarter 2005 compared with 10.4% in first quarter 2004 and as a percent of Systemwide sales were 4.0% for 2005 compared with 3.9% for 2004. The share-based and related incremental compensation expense increased these ratios 1.1 percentage points and 0.4 percentage points, respectively, in 2005.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2005	2004
Gains on sales of restaurant businesses	$(10.4)	$(15.9)
Equity in earnings of unconsolidated affiliates	(16.4)	(10.9)
Impairment and other charges (credits)	(18.7)	—
Other expense	52.5	36.8
Total	$7.0	$10.0

Equity in earnings of unconsolidated affiliates increased for the quarter primarily due to positive results in the U.S. and improved performance from our Japanese affiliate.

Impairment and other charges (credits) included a favorable adjustment to certain restructuring and other liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs.

Other expense for 2005 reflected a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended March 31,	2005*	2004	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	2004 Pro Forma Operating Income**	Pro Forma % Inc / (Dec) Excluding Currency Translation
U.S.	$539.4	$516.8	4	4	$496.5	9
Europe	308.2	321.6	(4)	(9)	307.6	(5)
APMEA	92.8	90.0	3	2	83.6	9
Latin America	8.7	(1.8)	n/m	n/m	(4.3)	n/m
Canada	29.4	33.3	(12)	(18)	30.7	(11)
Other	2.4	0.7	n/m	n/m	(1.1)	n/m
Corporate	(71.3)	(102.2)	30	30	(123.6)	42
Total operating income	$909.6	$858.4	6	4	$789.4	13

n/m Not meaningful

*	For the quarter ended March 31, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$15.8; Europe-$12.8; APMEA-$5.8; Latin America-$2.0; Canada-$2.1; Other-$0.5; Corporate-$18.4.
**	Calculated by subtracting 2004 pro forma share-based expense from 2004 reported operating income. Share-based expense as reported in the Company’s first quarter 2004 Form 10-Q was $44.2 million after tax, of which $1.4 million of expense related to RSUs was included in net income. The remaining $42.8 million after tax ($69.0 million pretax) was disclosed in a footnote, as required, for pro forma purposes. For comparability purposes to 2005 results subsequent to adopting SFAS No. 123(R), the 2004 operating income was adjusted for this pro forma expense as follows, by segment (in millions): U.S.-$20.3; Europe-$14.0; APMEA-$6.4; Latin America-$2.5; Canada-$2.6; Other-$1.8; Corporate-$21.4.

The following discussion on Operating Income relates to Pro Forma % Inc / (Dec) Excluding Currency Translation in the table above.

In the U.S., results increased primarily due to higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses, which included certain information technology expenses previously recorded in the Corporate segment.

In Europe, results included the supply chain charge of $24.1 million which negatively impacted the growth rate by approximately 8 percentage points. In addition, strong results in France were offset by weak results in Germany.

The APMEA segment’s increase was primarily due to positive results in China as well as stronger performance in Japan, Hong Kong and Taiwan, partly offset by poor performance in South Korea.

Corporate results in 2005 benefited from the favorable adjustment to certain liabilities established in 2001 and 2002 previously discussed in the “Other Operating (Income) Expense, Net” section, certain information technology expenses that were shifted to the U.S. segment beginning in 2005, and lower incentive-based compensation.

INTEREST, NONOPERATING (INCOME) EXPENSE AND INCOME TAXES

Interest expense decreased for the quarter due to lower average debt levels, partly offset by higher average interest rates and stronger foreign currencies.

In 2005, nonoperating (income) expense included higher interest income and lower foreign currency translation losses.

The effective income tax rate was 12.3% for first quarter 2005 compared with 32.5% in 2004. The lower effective income tax rate in 2005 included a benefit of $178.8 million primarily due to a favorable audit settlement in late March of the Company’s 2000-2002 U.S. tax returns.

CASH FLOWS AND FINANCIAL POSITION

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $793.0 million and exceeded capital expenditures by $550.6 million for the quarter. Cash provided by operations decreased $72.1 million compared to first quarter 2004 due to changes in working capital including higher income tax and incentive compensation payments, partly offset by strong operating results, primarily in the U.S.

Cash used for investing activities totaled $285.2 million for the quarter, an increase of $137.9 million due to higher capital spending. Capital expenditures increased $62.1 million or 34% for the quarter consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $531.1 million for the quarter, an increase of $290.1 million primarily due to net debt repayments and higher share repurchases, partly offset by higher proceeds from stock options exercised.

Debt obligations at March 31, 2005 totaled $8,658.8 million compared with $9,219.5 million at December 31, 2004. The decrease in 2005 was due to net repayments of $358.2 million, the impact of changes in exchange rates on foreign currency-denominated debt of $161.0 million and SFAS No. 133 noncash fair value adjustments of $41.5 million.

As a result of the above activity, the Company’s cash balance decreased $23.3 million from December 31, 2004 to

$1,356.5 million at March 31, 2005. For the full year, the Company expects capital expenditures to be approximately $1.7 billion, debt repayments to be approximately $600 million to $800 million and to return at least $1.3 billion to shareholders through dividends and share repurchases in 2005. The guidance related to debt repayments does not take into account any actions that might be taken under the American Jobs Creation Act of 2004.

RESTAURANT INFORMATION

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2005	2004
Operated by franchisees	18,340	18,149
Operated by the Company	9,142	8,982
Operated by affiliates	4,111	4,023
Systemwide restaurants	31,593	31,154

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about our operating plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. They reflect management’s current expectations about future events and speak only as of the date of this report. We undertake no obligation to publicly update or revise them. Management’s expectations may change or not be realized and, in any event, they are subject to risks, uncertainties and changes in circumstances that are difficult to predict and often beyond our control. For these reasons, you should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could change our expectations (or the underlying assumptions) or affect our ability to realize them:

•	Our ability to anticipate and respond to changing trends in the informal eating out market, such as spending patterns, demographic changes and consumer food preferences, as well as expected increases in expenditures on initiatives to address these trends and other competitive pressures;

•	The success of our product plans for 2005 to roll-out new products and product line extensions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•	The success of initiatives to support menu choice, physical activity and consumer education;

•	Our ability to continue to drive service improvements, recruit qualified restaurant personnel and motivate our employees to achieve sustained high service levels throughout the McDonald’s System;

•	Whether restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment;

•	Our ability to leverage promotional or operating successes in local markets into additional markets in a timely and cost-effective way;

•	Our ability to develop effective initiatives in challenging markets, such as the U.K., which is experiencing a contracting informal eating out market, or Germany and South Korea, which are experiencing prolonged adverse economic conditions and low consumer confidence levels;

•	Decisions by management to curtail or cease investment in underperforming markets or assets, which can result in material impairment charges that reduce our earnings;

•	Unexpected disruptions in our supply chain or adverse consumer perceptions about the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our strategy for growth in China and our ability to manage the costs of our development plans in that market, where competitive pressures and other operating conditions may limit pricing flexibility;

•	Information security risks, as well as other costs or exposures associated with information security and the use of cashless payments, such as increased investment in technology, costs of compliance with privacy, consumer protection and other laws and consumer credit fraud;

•	Our ability to manage the impact on our business of fluctuations in global and local economic conditions, including commodity prices, interest and foreign exchange rates and the effects of governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	Changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates);

•	Adverse results of pending or future litigation challenging our products or the appropriateness or accuracy of our advertising;

•	Trends in litigation, such as class actions involving consumers and shareholders and litigation involving labor and employment matters or landlord liability, the relative level of defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgements;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties about the application of legal requirements and the enforceability of laws and contractual obligations;

•	The costs and other effects of operating in an increasingly regulated environment worldwide, including the costs of compliance with often conflicting regulations and initiatives in multiple national markets and the impact of such on elements of our business, such as possible regulatory or self-regulatory changes or industry initiatives relating to advertising to children; and

•	Our ability to manage the impact on our business of disruptions such as regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and health epidemics or pandemics.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2004 regarding these matters.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program
January 1-31, 2005	1,000,000	$32.44	1,000,000	$3,388,401,000
February 1-28, 2005	10,423,997	$32.27	10,423,997	$3,052,036,000
March 1-31, 2005	2,102,993	$32.48	2,102,993	$2,983,725,000
Total	13,526,990	$32.31	13,526,990	$2,983,725,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.

Item 6. Exhibits

Exhibit Number			Description
(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of May 19, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

(ii) Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(iii) Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, filed herewith.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

(12)	Computation of ratio of earnings to fixed charges

(31.1)	Rule 13a–14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a–14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

May 6, 2005	/s/ Matthew H. Paull
Matthew H. Paull
Corporate Senior Executive Vice President and
Chief Financial Officer