Form 10-Q
period 2005-06-30
MCDONALDS CORP
filed 2005-08-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

1,250,048,706

(Number of shares of common stock

outstanding as of June 30, 2005)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates or the Company: Boston Market,

Chipotle Mexican Grill and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2005	December 31, 2004
Assets
Current assets
Cash and equivalents	$ 1,560.6	$ 1,379.8
Accounts and notes receivable	756.5	745.5
Inventories, at cost, not in excess of market	139.1	147.5
Prepaid expenses and other current assets	585.4	585.0
Total current assets	3,041.6	2,857.8
Other assets
Investments in and advances to affiliates	1,073.6	1,109.9
Goodwill, net	1,827.5	1,828.3
Miscellaneous	1,309.1	1,338.4
Total other assets	4,210.2	4,276.6
Property and equipment
Property and equipment, at cost	29,488.7	30,507.8
Accumulated depreciation and amortization	(9,760.2)	(9,804.7)
Net property and equipment	19,728.5	20,703.1
Total assets	$26,980.3	$27,837.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 528.7	$ 714.3
Income taxes	285.3	331.3
Other taxes	242.6	245.1
Accrued interest	168.4	179.4
Accrued payroll and other liabilities	1,057.0	1,188.2
Current maturities of long-term debt	793.2	862.2
Total current liabilities	3,075.2	3,520.5
Long-term debt	7,763.7	8,357.3
Other long-term liabilities	853.7	976.7
Deferred income taxes	927.1	781.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	2,463.3	2,186.0
Unearned ESOP compensation	(83.6)	(82.8)
Retained earnings	23,014.8	21,755.8
Accumulated other comprehensive income (loss)	(623.6)	(96.0)
Common stock in treasury, at cost; 410.6 and 390.7 million shares	(10,426.9)	(9,578.1)
Total shareholders’ equity	14,360.6	14,201.5
Total liabilities and shareholders’ equity	$26,980.3	$27,837.5

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2005	2004	2005	2004
Revenues
Sales by Company-operated restaurants	$3,811.2	$3,511.9	$7,410.7	$6,794.9
Revenues from franchised and affiliated restaurants	1,284.5	1,217.1	2,487.8	2,333.8
Total revenues	5,095.7	4,729.0	9,898.5	9,128.7
Operating costs and expenses
Company-operated restaurant expenses	3,262.6	2,985.5	6,371.7	5,812.9
Franchised restaurants – occupancy expenses	253.8	245.7	510.8	492.1
Selling, general & administrative expenses	537.6	496.5	1,057.7	954.0
Other operating expense, net	25.0	35.4	32.0	45.4
Total operating costs and expenses	4,079.0	3,763.1	7,972.2	7,304.4
Operating income	1,016.7	965.9	1,926.3	1,824.3
Interest expense	88.3	88.1	178.1	179.8
Nonoperating (income) expense, net	(6.9)	11.9	(17.3)	20.8
Income before provision for income taxes	935.3	865.9	1,765.5	1,623.7
Provision for income taxes	404.9	275.2	507.2	521.5
Net income	$530.4	$590.7	$1,258.3	$1,102.2
Net income per common share	$0.42	$0.47	$ 1.00	$ 0.88
Net income per common share–diluted	$0.42	$0.47	$ 0.98	$ 0.87
Weighted average shares	1,259.5	1,256.0	1,264.0	1,258.8
Weighted average shares–diluted	1,269.7	1,268.0	1,279.5	1,271.6

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Operating activities
Net income	$ 530.4	$590.7	$1,258.3	$1,102.2
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	306.5	292.2	623.0	589.4
Deferred income taxes	9.2	12.5	(25.3)	(0.6)
Income taxes audit benefit	—	—	(178.8)	—
Share-based compensation	35.8	4.6	83.9	6.9
Other	7.9	27.9	45.1	52.8
Changes in working capital items	62.7	(107.6)	(60.7)	(65.3)
Cash provided by operations	952.5	820.3	1,745.5	1,685.4
Investing activities
Property and equipment expenditures	(360.1)	(303.5)	(602.5)	(483.8)
Purchases and sales of restaurant businesses and sales of property	20.6	43.3	11.8	80.5
Other	(24.3)	(26.1)	(58.3)	(30.3)
Cash used for investing activities	(363.8)	(286.3)	(649.0)	(433.6)
Financing activities
Notes payable and long-term financing issuances and repayments	158.0	(425.8)	(200.2)	(437.4)
Treasury stock purchases	(597.3)	(242.3)	(1,011.3)	(533.8)
Proceeds from stock option exercises	72.7	106.0	301.7	230.2
Other	(18.0)	(10.7)	(5.9)	(72.8)
Cash used for financing activities	(384.6)	(572.8)	(915.7)	(813.8)
Cash and equivalents increase (decrease)	204.1	(38.8)	180.8	438.0
Cash and equivalents at beginning of period	1,356.5	969.6	1,379.8	492.8
Cash and equivalents at end of period	$1,560.6	$930.8	$1,560.6	$930.8

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2005 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2005 and 2004:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Net income	$530.4	$590.7	$1,258.3	$1,102.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(330.5)	(183.0)	(528.7)	(203.5)
Deferred hedging adjustments	8.8	—	1.1	1.7
Total other comprehensive income (loss)	(321.7)	(183.0)	(527.6)	(201.8)
Total comprehensive income	$208.7	$407.7	$ 730.7	$ 900.4

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 10.2 million shares and 12.0 million shares for the second quarter 2005 and 2004, respectively, and 15.5 million shares and 12.8 million shares for the six months ended June 30, 2005 and 2004, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 48.1 million shares and 89.7 million shares for the second quarter 2005 and 2004, respectively, and 46.5 million shares and 94.3 million shares for the six months ended June 30, 2005 and 2004, respectively.

Share-based Compensation

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

In 2005, in connection with the adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. Second quarter 2005 results included pretax expense of $45.1 million ($30.2 million after tax or $0.02 per share) of which $35.8 million related to share-based compensation (stock options and RSUs) and $9.3 million related to the shift of a portion of share-based compensation to cash-based. For the six months 2005, results included pretax expense of $102.5 million ($68.5 million after tax or $0.05 per share) of which $83.9 million related to share-based compensation and
$18.6 million related to the compensation shift. Compensation expense related to share-based awards is generally amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of June 30, 2005, there was $246.6 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.3 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Results included $4.9 million for second quarter 2005 and $18.9 million for the six months 2005 of excess tax benefits as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted under the Company’s stock options plans in second quarter and six months ended June 30, 2004.

In millions, except per share data	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Net income, as reported	$590.7	$1,102.2
Add: Total share-based employee compensation expense included in reported net income, net of related tax effects	2.9	4.3
Deduct: Total share-based employee compensation expense determined under fair value method for all rewards, net of related tax effects	(38.0)	(82.2)
Pro forma – net income	$555.6	$1,024.3
Net income per share:
As reported – basic	$ 0.47	$ 0.88
Pro forma – basic	$ 0.44	$ 0.81

As reported – diluted	$ 0.47	$ 0.87
Pro forma – diluted	$ 0.44	$ 0.81

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2005	2004	2005	2004
Revenues
U.S.	$1,774.5	$1,662.5	$3,361.0	$3,152.5
Europe	1,768.4	1,662.3	3,485.8	3,218.8
APMEA	682.0	663.6	1,387.1	1,321.2
Latin America	304.2	233.3	588.3	458.1
Canada	236.2	221.5	442.2	420.4
Other	330.4	285.8	634.1	557.7
Total revenues	$5,095.7	$4,729.0	$9,898.5	$9,128.7
Operating income (loss) (1)
U.S.	$638.7	$604.2	$1,178.1	$1,121.0
Europe	363.1	369.1	671.3	690.7
APMEA	61.4	66.2	154.2	156.2
Latin America	2.4	(1.8)	11.1	(3.6)
Canada	42.7	43.1	72.1	76.4
Other	6.0	5.8	8.4	6.5
Corporate	(97.6)	(120.7)	(168.9)	(222.9)
Total operating income	$1,016.7	$965.9	$1,926.3	$1,824.3

(1)	For the quarter and six months ended June 30, 2005, respectively, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$13.5 and $29.3; Europe-$12.2 and $25.0; APMEA-$5.2 and $11.0; Latin America-$1.8 and $3.8; Canada-$1.9 and $4.0; Other-$1.4 and $1.9; Corporate-$9.1 and $27.5.

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

The Company continued this positive momentum for the first six months in 2005 with solid revenue and operating income growth, on top of last year’s double digit growth. These results were driven by positive global comparable sales and the continued strength of our U.S. business.

For the second quarter and six months, the U.S. achieved positive comparable sales every month and revenues also increased, driven by multiple complementary initiatives that delivered compelling value, menu variety and added convenience to our customers.

In Europe, although we continue to face challenges in a few of our key markets, our ongoing emphasis on striking the right balance between branded everyday affordability, premium product selections and core menu offerings generated increased customer visits during the second quarter. To strengthen the segment’s performance, our European leadership team is committed to initiatives that will deliver an outstanding customer experience and generate further improvements in this critical area of the world.

In APMEA, Australia’s strong second quarter results were partly offset by weak performance in Japan and China. To broaden our success across the segment, we continue to develop our value and new product initiatives in several markets, including Japan and China. We expect these initiatives to enhance our consumer appeal and drive improved results for the region.

During the second quarter 2005, the Company decided to take advantage of the one-time opportunity under the Homeland Investment Act to reduce future taxes by repatriating in 2005 approximately $3.2 billion of historical foreign earnings. This resulted in $112 million of tax expense that was recognized in the second quarter. During the fourth quarter of 2005, we expect certain markets will increase local borrowings to fund the majority of the repatriation. The result will be a temporary increase in cash and debt levels on our Consolidated balance sheet at year end. The increase is temporary and does not signal any change in our financial discipline in 2005 or in years to come.

The long-term goal of our revitalization plan is to create a differentiated customer experience – one that builds brand loyalty and delivers sustainable, profitable growth for shareholders. Looking forward, consistent with that goal, we are targeting average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Consolidated revenues increased 8% (5% in constant currencies) for the quarter and 8% (6% in constant currencies) for the six months. Consolidated Systemwide sales increased 6% (4% in constant currencies) for the quarter and 7% (5% in constant currencies) for the six months.

•	Comparable sales increased 2.8% for the quarter and 3.7% for the six months.

•	Operating income increased 5% (3% in constant currencies) for the quarter and 6% (3% in constant currencies) for the six months. The constant currency growth rates were negatively impacted by 6 percentage points for the quarter and 8 percentage points for the six months due to the adoption of SFAS No. 123(R).

•	Net income per common share was $0.42 for the quarter, including $0.09 per share of incremental tax expense resulting from the decision to repatriate foreign earnings under the Homeland Investment Act and $0.02 per share relating to share-based compensation. Net income per common share was $0.98 for the six months, including a $0.13 per share benefit primarily due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns in the first quarter, as well as $0.09 per share of incremental tax expense previously mentioned and $0.05 per share relating to share-based compensation.

•	Cash provided by operations totaled $1.75 billion.

•	The Company repurchased approximately $1.0 billion, or 33.6 million shares, of stock during the six months.

Outlook

•	McDonald’s expects net restaurant additions to add slightly more than one percentage point to sales growth in 2005 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2004. In 2005, McDonald’s expects to open about 550 traditional McDonald’s restaurants and 150 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

•	McDonald’s does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2005 selling, general & administrative expenses to increase about 10% in constant currencies compared with 2004 due to the early adoption of SFAS No. 123(R).

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2004 average rates), McDonald’s annual earnings per share would change about 6 cents to 7 cents. Based on current rates, we expect foreign currencies to have a slightly negative impact on results for the second half of the year.

•	Borrowings necessary to complete our repatriation of earnings under the Homeland Investment Act will not change our goal of paying down between $600 million to $800 million of debt in 2005 outside of actions related to the Homeland Investment Act. We expect to borrow a majority of the payments related to the repatriated earnings in late 2005, which will result in a temporary increase in both cash and debt on our Consolidated balance sheet at year-end. However, our net debt position (gross debt outstanding less cash available for investment) will be the same as it would have been excluding this one-time opportunity. The Company expects interest expense in 2005 to remain relatively flat compared with 2004, based on the current interest and foreign currency exchange rates as most of the activity related to the Homeland Investment Act will take place later in the year. We expect the temporary increase in cash and debt to be eliminated as we pay down debt in 2006 and early 2007.

•	McDonald’s expects the effective income tax rate for the full year 2005 to be approximately 30% to 31%, which includes the impact of the favorable audit settlement as well as the incremental tax expense resulting from the decision to repatriate foreign earnings.

•	McDonald’s expects capital expenditures for 2005 to be approximately $1.7 billion, reflecting higher investment in existing restaurants and stronger foreign currencies compared with 2004.

•	McDonald’s expects to return about $2 billion to shareholders through dividends and share repurchases in 2005. The Company repurchased $1.0 billion, or 33.6 million shares, of its common stock during the first six months of 2005.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants in operation at least thirteen months, excluding the impact of currency translation. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

Forward-Looking Statements

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-Looking Statements at the end of Management’s Discussion and Analysis.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2005		Six Months Ended June 30, 2005
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,811.2	9	$7,410.7	9
Revenues from franchised and affiliated restaurants	1,284.5	6	2,487.8	7
Total revenues	5,095.7	8	9,898.5	8
Operating costs and expenses
Company-operated restaurant expenses	3,262.6	9	6,371.7	10
Franchised restaurants – occupancy expenses	253.8	3	510.8	4
Selling, general & administrative expenses	537.6	8	1,057.7	11
Other operating expense, net	25.0	(29)	32.0	(30)
Total operating costs and expenses	4,079.0	8	7,972.2	9
Operating income	1,016.7	5	1,926.3	6
Interest expense	88.3	—	178.1	(1)
Nonoperating (income) expense, net	(6.9)	n/m	(17.3)	n/m
Income before provision for income taxes	935.3	8	1,765.5	9
Provision for income taxes	404.9	47	507.2	(3)
Net income	$530.4	(10)	$1,258.3	14
Net income per common share	$0.42	(11)	$1.00	14
Net income per common share–diluted	$0.42	(11)	$0.98	13

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the quarter, net income and diluted net income per common share were $530.4 million and $0.42, respectively. The 2005 results included $112.0 million or $0.09 per share of incremental tax expense resulting from the decision to repatriate approximately $3.2 billion in foreign earnings under the Homeland Investment Act, and pretax expense of $45.1 million or $0.02 per share due to share-based and related compensation. Second quarter 2004 diluted net income per common share was $0.47, excluding a pro forma expense of $0.03 per share related to share-based compensation.

For the six months, net income and diluted net income per common share were $1,258.3 million and $0.98, respectively. The 2005 results included the $112.0 million and $0.09 per share of incremental tax expense, a $178.8 million or $0.13 per share benefit primarily due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns in the first quarter and pretax expense of $102.5 million or $0.05 per share due to share-based and related compensation. For the six months ended June 30, 2004, diluted net income per common share was $0.87 excluding a pro forma expense of $0.06 per share related to share-based compensation.

Diluted weighted average shares outstanding for the second quarter were relatively flat due to higher weighted average shares outstanding, offset by a less dilutive effect of outstanding stock options.

For the six months, diluted weighted average shares outstanding increased due to higher weighted average shares outstanding and a more dilutive effect of outstanding stock options.

During the quarter and six months, the Company repurchased $0.6 billion or 20.1 million shares and $1.0 billion or 33.6 million shares of its common stock, respectively.

Accounting Change

Effective January 1, 2005, the Company adopted SFAS No. 123(R), although not required to do so until 2006. This new accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting using the modified-prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company, like most other U.S. companies, accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation was included as pro forma disclosure in the financial statement footnotes. The Company’s second quarter and six months 2004 pro forma earnings, as reported in Form 10-Q, included $0.03 and $0.06 per share of share-based compensation expense, respectively.

In 2005, in connection with its adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based incentives and other equity based awards. Second quarter 2005 results included pretax expense of $45.1 million (or $0.02 per share) of which $35.8 million related to share-based compensation, stock options and RSUs and $9.3 million related to the shift of a portion of share-based compensation to primarily cash-based incentive compensation. For the six months 2005, results included pretax expense of $102.5 million ($0.05 per share) of which $83.9 million related to share-based compensation and $18.6 million related to the compensation shift.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per share data
Quarters Ended June 30,	Reported Amount 2005 2004		Currency Translation Benefit / (Loss 2005)
Revenues	$5,095.7	$4,729.0	$142.3
Combined operating margins*	1,542.6	1,467.0	33.6
Selling, general & administrative expenses	537.6	496.5	(10.6)
Operating income	1,016.7	965.9	21.2
Net income	530.4	590.7	9.2
Net income per common share – diluted	0.42	0.47	0.01
Six Months Ended June 30,	2005	2004	2005
Revenues	$9,898.5	$9,128.7	$261.2
Combined operating margins*	2,949.5	2,768.1	62.5
Selling, general & administrative expenses	1,057.7	954.0	(19.8)
Operating income	1,926.3	1,824.3	39.5
Net income	1,258.3	1,102.2	17.0
Net income per common share – diluted	0.98	0.87	0.01
*	Excludes non-McDonald’s brands

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income, net income and earnings per share for the quarter and six months, primarily due to the stronger Euro, as well as other major currencies.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended June 30,	2005	2004	% Inc	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,047.4	$970.4	8	8
Europe	1,368.6	1,276.6	7	3
APMEA	593.5	585.6	1	(2)
Latin America	283.1	213.9	32	22
Canada	190.3	180.8	5	(4)
Other	328.3	284.6	15	15
Total	$3,811.2	$3,511.9	9	5
Franchised and affiliated revenues
U.S.	$727.1	$692.1	5	5
Europe	399.8	385.7	4	(1)
APMEA	88.5	78.0	13	7
Latin America	21.1	19.4	9	3
Canada	45.9	40.7	13	3
Other	2.1	1.2	n/m	n/m
Total	$1,284.5	$1,217.1	6	3
Total revenues
U.S.	$1,774.5	$1,662.5	7	7
Europe	1,768.4	1,662.3	6	2
APMEA	682.0	663.6	3	(1)
Latin America	304.2	233.3	30	20
Canada	236.2	221.5	7	(2)
Other	330.4	285.8	16	16
Total	$5,095.7	$4,729.0	8	5

n/m Not meaningful

REVENUES Dollars in millions
Six Months Ended June 30,	2005	2004	% Inc	% Inc / (Dec Excluding Currency Translation )
Company-operated sales
U.S.	$1,976.9	$1,845.9	7	7
Europe	2,690.4	2,468.1	9	4
APMEA	1,210.1	1,162.7	4	1
Latin America	546.2	419.5	30	23
Canada	356.6	343.7	4	(4)
Other	630.5	555.0	14	14
Total	$7,410.7	$6,794.9	9	6
Franchised and affiliated revenues
U.S.	$1,384.1	$1,306.6	6	6
Europe	795.4	750.7	6	1
APMEA	177.0	158.5	12	7
Latin America	42.1	38.6	9	6
Canada	85.6	76.7	12	3
Other	3.6	2.7	33	33
Total	$2,487.8	$2,333.8	7	4
Total revenues
U.S.	$3,361.0	$3,152.5	7	7
Europe	3,485.8	3,218.8	8	4
APMEA	1,387.1	1,321.2	5	2
Latin America	588.3	458.1	28	22
Canada	442.2	420.4	5	(3)
Other	634.1	557.7	14	14
Total	$9,898.5	$9,128.7	8	6

Consolidated revenues increased 8% (5% in constant currencies) for the quarter and 8% (6% in constant currencies) for the six months, primarily due to positive comparable sales in each month of 2005.

In the U.S., the increase in revenues for the quarter and six months was driven by multiple initiatives that are delivering variety, value, and convenience to our customers. We remain confident that our combination of initiatives will continue to build on the foundation established and deliver solid results throughout 2005.

Europe’s increase in revenues for both periods was due to strong comparable sales in Russia, which is entirely Company-operated, and positive comparable sales in France, partly offset by negative comparable sales in the U.K.

In APMEA, revenues for the quarter and six months benefited from strong comparable sales in Australia and Taiwan, and were negatively impacted by the sale in March of certain Philippines’ subsidiaries, which are now structured as a developmental licensee. Under this structure, the Company receives a royalty based on a percent of sales. In addition, for the six months, revenues benefited from expansion in China, partly offset by negative comparable sales.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2005 and 2004:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
U.S.	4.8	9.2	5.0	11.5
Europe	(0.3)	4.4	1.3	4.0
APMEA	1.2	9.3	3.4	7.2
Latin America	11.4	8.9	13.0	8.8
Canada	(0.1)	6.3	(1.3)	8.2
McDonald’s Restaurants	2.8	7.8	3.7	8.5
* Excludes non-McDonald’s brands. The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2005:
SYSTEMWIDE SALES
	Quarter Ended June 30, 2005		Six Months Ended June 30, 2005
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	5	5	6	6
Europe	6	1	8	3
APMEA	6	3	8	5
Latin America	22	13	20	14
Canada	10	1	8	—
Other	14	14	13	13
Total sales	6	4	7	5

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
	Percent		Amount		% Inc / (Dec)
Quarters Ended June 30,	2005	2004	2005	2004
Company-operated
U.S.	19.2	19.5	$201.2	$189.6	6
Europe	14.3	15.5	196.4	197.3	—
APMEA	10.3	10.9	61.1	63.8	(4)
Latin America	9.9	8.2	28.1	17.6	60
Canada	14.3	15.7	27.1	28.3	(4)
Total	14.8	15.4	$513.9	$496.6	3

Franchised
U.S.	81.9	81.3	$595.2	$563.0	6
Europe	76.7	76.9	306.7	296.6	3
APMEA	86.3	85.4	76.4	66.6	15
Latin America	70.0	63.8	14.8	12.3	20
Canada	77.6	78.1	35.6	31.9	12
Total	80.2	79.8	$1,028.7	$970.4	6
Six Months Ended June 30,	2005	2004	2005	2004
Company-operated
U.S.	18.6	18.9	$367.6	$349.1	5
Europe	13.9	14.9	375.3	368.4	2
APMEA	10.6	10.8	128.0	125.8	2
Latin America	10.9	8.1	59.6	34.1	75
Canada	12.7	14.9	45.4	51.3	(12)
Total	14.4	14.9	$975.9	$928.7	5

Franchised
U.S.	81.1	80.4	$1,122.2	$1,050.2	7
Europe	76.1	76.0	605.5	570.3	6
APMEA	86.0	85.6	152.2	135.6	12
Latin America	67.4	62.2	28.4	24.0	18
Canada	76.3	77.3	65.3	59.3	10
Total	79.4	78.9	$1,973.6	$1,839.4	7

Combined operating margin dollars increased $75.6 million or 5% for the quarter (3% in constant currencies) and $181.4 million or 7% for the six months (4% in constant currencies). The U.S. and Europe segments accounted for almost 85% of the combined margin dollars.

In the U.S., the Company-operated margin percent decreased for the quarter and six months due to higher labor-related costs, partly due to increased compensation for store managers and crew as well as increased staffing levels, higher commodity costs and increased rent expense. This was partly offset by the impact of positive comparable sales. Commodity cost pressures are expected to lessen during the remainder of the year.

In Europe, the Company-operated margin percent for both periods of 2005 decreased due to the U.K. and Germany, primarily as a result of brand building marketing initiatives in both markets and higher labor-related costs in the U.K. In addition, higher commodity costs, primarily beef, had a negative impact on the segment for both periods. Beef cost pressures are expected to lessen in the second half of the year.

In APMEA, the Company-operated margin percent in both periods decreased due to weak results in South Korea. For the six months, results benefited from positive results in China and Hong Kong.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Food & paper	34.0	34.3	34.1	34.1
Payroll & employee benefits	26.4	26.1	26.5	26.3
Occupancy & other operating expenses	24.8	24.2	25.0	24.7
Total expenses	85.2	84.6	85.6	85.1
Company-operated margins	14.8	15.4	14.4	14.9

The consolidated Franchised margin percent increased for the quarter and six months primarily due to positive comparable sales in the U.S., but reflected higher occupancy costs, due in part to an increased proportion of leased sites.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 8% for the quarter (6% in constant currencies) and 11% for the six months (9% in constant currencies). The share-based and related incremental compensation expense due to the adoption of SFAS No. 123(R) accounted for the constant currency increase. Selling, general & administrative expenses as a percent of revenues were 10.7% for the six months of 2005 compared with 10.5% for the six months of 2004 and as a percent of Systemwide sales were 4.0% for 2005 compared with 3.9% for 2004. The share-based and related incremental compensation expense increased these ratios 1.0 percentage points and 0.4 percentage points, respectively, in 2005.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gains on sales of restaurant businesses	$(11.6)	$ (7.3)	$(22.0)	$(23.2)
Equity in earnings of unconsolidated affiliates	(8.7)	(11.2)	(25.1)	(22.1)
Impairment and other charges (credits)	—	12.6	(18.7)	12.6
Other expense	45.3	41.3	97.8	78.1
Total	$ 25.0	$ 35.4	$32.0	$ 45.4

Equity in earnings of unconsolidated affiliates was impacted in both periods of 2005 by weak results from our Japanese affiliate.

Impairment and other charges (credits) included a favorable adjustment in the first quarter of 2005 to certain liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs. The quarter and six months of 2004 reflected a $12.6 million write-off of goodwill in Thailand.

Other expense for the six months of 2005 reflected a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended June 30,	2005*	2004	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	2004 Pro Forma Operating Income**	Pro Forma % Inc / (Dec) Excluding Currency Translation
U.S.	$638.7	$604.2	6	6	$ 587.6	9
Europe	363.1	369.1	(2)	(6)	357.1	(3)
APMEA	61.4	66.2	(7)	(12)	60.8	(4)
Latin America	2.4	(1.8)	n/m	n/m	(4.0)	n/m
Canada	42.7	43.1	(1)	(9)	41.2	(5)
Other	6.0	5.8	3	2	4.5	32
Corporate	(97.6)	(120.7)	19	19	(137.9)	29
Total operating income	$1,016.7	$965.9	5	3	$ 909.3	9

n/m Not meaningful

*	For the quarter ended June 30, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$13.5; Europe-$12.2; APMEA-$5.2; Latin America-$1.8; Canada-$1.9; Other-$1.4; Corporate-$9.1.
**	2004 pro forma operating income is presented for comparison purposes and is calculated by subtracting 2004 pro forma share-based expense from 2004 reported operating income. Share-based expense as reported in the Company’s second quarter 2004 Form 10-Q was $38.0 million after tax, of which $2.9 million of expense related to RSUs was included in net income. The remaining $35.1 million after tax ($56.6 million pretax) was disclosed in a footnote, as required, for pro forma purposes. Operating income in 2004 was adjusted for this pro forma expense as follows, by segment (in millions): U.S.-$16.6; Europe-$12.0; APMEA-$5.4; Latin America-$2.2; Canada-$1.9; Other-$1.3; Corporate-$17.2.

Six months ended June 30,	2005*	2004	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	2004 Pro Forma Operating Income**	Pro Forma % Inc / (Dec) Excluding Currency Translation
U.S.	$1,178.1	$1,121.0	5	5	$1,084.1	9
Europe	671.3	690.7	(3)	(7)	664.7	(4)
APMEA	154.2	156.2	(1)	(4)	144.4	4
Latin America	11.1	(3.6)	n/m	n/m	(8.3)	n/m
Canada	72.1	76.4	(6)	(13)	71.9	(7)
Other	8.4	6.5	29	28	3.4	n/m
Corporate	(168.9)	(222.9)	24	24	(261.5)	35
Total operating income	$1,926.3	$1,824.3	6	3	$1,698.7	11

n/m Not meaningful

*	For the six months ended June 30, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$29.3; Europe-$25.0; APMEA-$11.0; Latin America-$3.8; Canada-$4.0; Other-$1.9; Corporate-$27.5.
**	2004 pro forma operating income is presented for comparison purposes and is calculated by subtracting 2004 pro forma share-based expense from 2004 reported operating income. Share-based expense as reported in the Company’s second quarter 2004 Form 10-Q was $82.2 million after tax, of which $4.3 million of expense related to RSUs was included in net income. The remaining $77.9 million after tax ($125.6 million pretax) was disclosed in a footnote, as required, for pro forma purposes. Operating income in 2004 was adjusted for this pro forma expense as follows, by segment (in millions): U.S.-$36.9; Europe-$26.0; APMEA-$11.8; Latin America-$4.7; Canada-$4.5; Other-$3.1; Corporate-$38.6.

The following discussion on Operating Income relates to Pro Forma % Inc / (Dec) Excluding Currency Translation in the table above.

In the U.S., results increased for the quarter and six months primarily due to higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses, which included certain information technology expenses previously recorded in the Corporate segment.

In Europe, results for both periods reflected strong performance in France, which was more than offset by weak results in the U.K. and Germany. In addition, results for the six months 2005 included the supply chain charge of $24.1 million, which negatively impacted the operating income growth rate by approximately 4 percentage points.

In APMEA, results for both periods were negatively impacted by weak performance in Japan and South Korea, and to a lesser extent, were positively impacted by results in Australia and Taiwan.

Corporate results for the quarter and six months 2005 reflected lower incentive-based compensation as well as certain information technology expenses that were shifted to the U.S. segment. In addition, results for the six months benefited from the favorable adjustment to certain liabilities established in 2001 and 2002 previously discussed in the “Other Operating (Income) Expense, Net” section.

Interest, Nonoperating (Income) Expense and Income Taxes

Interest expense for the quarter and six months 2005 reflected lower average debt levels, partly offset by higher average interest rates and stronger foreign currencies.

For the six months 2005, nonoperating (income) reflected higher interest income.

The effective income tax rate was 43.3% for second quarter 2005 compared with 31.8% in 2004. The higher effective income tax rate in 2005 included an additional expense of approximately $112.0 million (representing about 12 percentage points of the second quarter tax rate) related to the Company’s decision to take advantage of the one-time opportunity provided under the Homeland Investment Act. The effective income tax rate was 28.7% for the six months 2005 compared with a 32.1% in 2004. The lower income tax rate in 2005 was primarily due to a benefit of $178.8 million for a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns in the first quarter, partly offset by the additional expense of $112.0 million discussed above (the net of both items benefited the six month tax rate by about 4 percentage points).

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1,745.5 million and exceeded capital expenditures by $1,143.0 million for the six months. Cash provided by operations increased $60.1 million compared to the six months 2004 driven by strong operating results, primarily in the U.S.

Cash used for investing activities totaled $649.0 million for the six months, an increase of $215.4 million primarily due to higher capital spending and increased purchases of restaurant businesses. Capital expenditures increased $118.7 million for the six months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $915.7 million for the six months, an increase of $101.9 million primarily due to higher share repurchases, partly offset by lower net debt repayments and higher proceeds from stock options exercised.

Debt obligations at June 30, 2005 totaled $8,556.9 million compared with $9,219.5 million at December 31, 2004. The decrease in 2005 was due to net repayments of $200.2 million, the impact of changes in exchange rates on foreign currency-denominated debt of $439.9 million and SFAS No. 133 noncash fair value adjustments of $22.5 million.

As a result of the above activity, the Company’s cash balance increased $180.8 million from December 31, 2004 to
$1,560.6 million at June 30, 2005. For the full year, the Company expects capital expenditures to be approximately $1.7 billion, debt repayments to be approximately $600 million to $800 million and to return about $2 billion to shareholders through dividends and share repurchases in 2005. The guidance related to debt repayments does not take into account the actions that will be taken due to our decision to repatriate $3.2 billion under the Homeland Investment Act.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2005	2004
Operated by franchisees	18,291	18,158
Operated by the Company	9,197	9,029
Operated by affiliates	4,159	4,057
Systemwide restaurants	31,647	31,244

Forward-Looking Statements

This report includes forward-looking statements about our operating plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. They reflect management’s current expectations about future events and speak only as of the date of this report. We undertake no obligation to publicly update or revise them. Management’s expectations may change or not be realized and, in any event, they are subject to risks, uncertainties and changes in circumstances that are difficult to predict and often beyond our control. For these reasons, you should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could change our expectations (or the underlying assumptions) or affect our ability to realize them:

•	Our ability to anticipate and respond to changing trends in the informal eating out market, such as spending patterns, demographic changes and consumer food preferences, as well as expected increases in expenditures on initiatives to address these trends and other competitive pressures;

•	The success of our product plans for 2005 and beyond to roll-out new products and product line extensions, the impact of our competitors’ actions in response to our product introductions and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•	The success of our initiatives to support menu choice, physical activity and nutritional awareness;

•	Our ability to drive improvements in our restaurants, recruit qualified restaurant personnel and motivate employees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet their expectations for quality food served in clean and friendly environments;

•	Whether restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment;

•	Our ability to leverage promotional or operating successes in local markets into additional markets in a timely and cost-effective way;

•	Our ability to develop effective initiatives in challenging markets, such as the U.K., which is experiencing a challenging informal eating out market, or Germany and South Korea, which are experiencing prolonged adverse economic conditions and low consumer confidence levels;

•	Decisions by management about underperforming markets or assets, including decisions that can result in material impairment charges that in turn reduce our earnings;

•	Unexpected disruptions in our supply chain, including as a result of government actions limiting imports or exports of food products, or adverse consumer perceptions about the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our strategy in China and our ability to manage the costs and profitability of our growth in that market, where competitive pressures and other operating conditions may limit pricing flexibility;

•	Information security risks, as well as other costs or exposures associated with information security and the use of cashless payments, such as increased investment in technology, costs of compliance with privacy, consumer protection and other laws and consumer credit fraud;

•	Our ability to manage the impact on our business of fluctuations in global and local economic conditions, including commodity prices, interest and foreign exchange rates and the effects of governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	Changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof);

•	Adverse results of pending or future litigation, including litigation challenging our products or the appropriateness or accuracy of our advertising;

•	Trends in litigation, such as class actions involving consumers and shareholders and litigation involving labor and employment matters or landlord liability, the relative level of defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties about the application of legal requirements and the enforceability of laws and contractual obligations;

•	The costs and other effects of operating in an increasingly regulated environment worldwide, including the costs of compliance with often conflicting regulations in multiple national markets and the impact of new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children; and

•	Our ability to manage the impact on our business of disruptions such as regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and health epidemics or pandemics.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In a Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, the Company reported that on May 31, 2005, a public civil action was filed in Brazil by the Federal Attorney’s Office for the Federal District against, among others, McDonald’s Comércio de Alimentos Ltda, a wholly-owned subsidiary of the Company (“McCal”), and three of its former employees. The complaint alleges that McCal and its former employees made an improper payment to obtain tax guidance relating to the deductibility of franchisee royalty payments in Brazil. The complaint seeks certain monetary and non-monetary relief. The Company does not believe that this action will have a material adverse effect on its financial condition or results. The Company’s investigation of the allegations is ongoing, however, and it cannot predict the outcome of this matter. The Company has also reported the allegations to the Department of Justice and the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program
April 1-30, 2005	3,743,369	$29.94	3,743,369	$2,871,634,000
May 1-31, 2005	10,360,700	$30.20	10,360,700	$2,558,736,000
June 1-30, 2005	5,933,971	$29.10	5,933,971	$2,386,048,000
Total	20,038,040	$29.83	20,038,040	$2,386,048,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 11, 2005.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: the election of five directors to serve until the Annual Meeting of Shareholders as indicated, the approval of an independent registered public accounting firm for 2005, and a shareholder proposal relating to genetic engineering of food and seed. The voting results were as follows:

(1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Hall Adams, Jr. (2008)*	1,112,036,396	38,314,181
Cary D. McMillan (2008)	1,124,022,879	26,327,698
Michael J. Roberts (2007)	1,113,418,670	36,931,907
James A. Skinner (2008)	1,114,641,947	35,708,630
Anne-Marie Slaughter (2008)	1,123,983,735	26,366,843

*	Mr. Adams is expected to retire as a member of the Board of Directors at the 2007 Annual Shareholders’ Meeting in accordance with the Company’s Corporate Governance Principles.

Additional directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2006	Term Expiring in 2007
Robert A. Eckert	Edward A. Brennan
Enrique Hernandez, Jr.	Walter E. Massey
Jeanne P. Jackson	John W. Rogers, Jr.
Andrew J. McKenna	Roger W. Stone

(2) The proposal to approve the appointment of an independent registered public accounting firm for 2005 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
1,107,811,876	28,079,672	14,459,029

(3) The shareholder proposal relating to genetic engineering of food and seed was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
65,952,169	799,710,077	105,812,402	178,875,929

Item 6. Exhibits

Exhibit Number		Description
(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of May 19, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

(ii) Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(iii) Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts:

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2005.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, filed herewith.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

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

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K dated May 10, 2005.*

	(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(m)	Form of Stock Option Grant Notice, filed herewith.*

	(n)	Form of Restricted Stock Unit Award Notice, filed herewith.*

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a–14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a–14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

August 5, 2005	/s/ Matthew H. Paull
Matthew H. Paull
Corporate Senior Executive Vice President and
Chief Financial Officer