Form 10-Q
period 2005-09-30
MCDONALDS CORP
filed 2005-11-04
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

1,258,571,503

(Number of shares of common stock

outstanding as of September 30, 2005)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates or the Company: Boston Market,

Chipotle Mexican Grill and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2005	December 31, 2004
Assets
Current assets
Cash and equivalents	$ 2,297.1	$ 1,379.8
Accounts and notes receivable	755.4	745.5
Inventories, at cost, not in excess of market	141.7	147.5
Prepaid expenses and other current assets	607.6	585.0
Total current assets	3,801.8	2,857.8
Other assets
Investments in and advances to affiliates	1,049.8	1,109.9
Goodwill, net	1,934.6	1,828.3
Miscellaneous	1,305.5	1,338.4
Total other assets	4,289.9	4,276.6
Property and equipment
Property and equipment, at cost	29,687.8	30,507.8
Accumulated depreciation and amortization	(9,935.9)	(9,804.7)
Net property and equipment	19,751.9	20,703.1
Total assets	$27,843.6	$27,837.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 524.1	$ 714.3
Dividend payable	843.0	—
Income taxes	499.9	331.3
Other taxes	243.0	245.1
Accrued interest	159.3	179.4
Accrued payroll and other liabilities	1,150.7	1,188.2
Current maturities of long-term debt	714.7	862.2
Total current liabilities	4,134.7	3,520.5
Long-term debt	7,350.2	8,357.3
Other long-term liabilities	903.5	976.7
Deferred income taxes	939.0	781.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	2,661.5	2,186.0
Unearned ESOP compensation	(82.3)	(82.8)
Retained earnings	22,907.5	21,755.8
Accumulated other comprehensive income (loss)	(591.5)	(96.0)
Common stock in treasury, at cost; 402.1 and 390.7 million shares	(10,395.6)	(9,578.1)
Total shareholders’ equity	14,516.2	14,201.5
Total liabilities and shareholders’ equity	$27,843.6	$27,837.5

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2005	2004	2005	2004
Revenues
Sales by Company-operated restaurants	$4,000.7	$3,664.8	$11,411.4	$10,459.7
Revenues from franchised and affiliated restaurants	1,326.4	1,260.9	3,814.2	3,594.7
Total revenues	5,327.1	4,925.7	15,225.6	14,054.4
Operating costs and expenses
Company-operated restaurant expenses	3,389.9	3,086.3	9,761.6	8,899.2
Franchised restaurants – occupancy expenses	256.6	252.9	767.4	745.0
Selling, general & administrative expenses	547.3	474.6	1,605.0	1,428.6
Other operating (income) expense, net	(26.5)	13.0	5.5	58.4
Total operating costs and expenses	4,167.3	3,826.8	12,139.5	11,131.2
Operating income	1,159.8	1,098.9	3,086.1	2,923.2
Interest expense	86.6	88.1	264.7	267.9
Nonoperating (income) expense, net	(12.6)	5.3	(29.9)	26.1
Income before provision for income taxes	1,085.8	1,005.5	2,851.3	2,629.2
Provision for income taxes	350.4	227.1	857.6	748.6
Net income	$735.4	$778.4	$1,993.7	$1,880.6
Net income per common share	$0.59	$0.62	$1.58	$1.49
Net income per common share–diluted	$0.58	$0.61	$1.56	$1.48
Dividends declared per common share	$0.67	$0.55	$0.67	$0.55
Weighted average shares	1,253.9	1,256.7	1,260.6	1,258.1
Weighted average shares–diluted	1,271.6	1,268.4	1,277.7	1,270.6

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Operating activities
Net income	$735.4	$778.4	$1,993.7	$1,880.6
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	309.5	293.2	932.5	882.6
Deferred income taxes	(5.2)	(48.1)	(30.5)	(48.7)
Income taxes audit benefit	—	—	(178.8)	—
Share-based compensation	35.1	2.0	119.0	8.9
Other	1.2	28.2	46.3	81.0
Changes in working capital items	387.3	217.1	326.6	151.8
Cash provided by operations	1,463.3	1,270.8	3,208.8	2,956.2
Investing activities
Property and equipment expenditures	(372.4)	(311.7)	(974.9)	(795.5)
Purchases and sales of restaurant businesses and sales of property	(81.5)	14.3	(69.7)	94.8
Other	(28.0)	(13.7)	(86.3)	(44.0)
Cash used for investing activities	(481.9)	(311.1)	(1,130.9)	(744.7)
Financing activities
Notes payable and long-term financing issuances and repayments	(406.8)	(342.3)	(607.0)	(779.7)
Treasury stock purchases	(117.3)	(77.2)	(1,128.6)	(611.0)
Proceeds from stock option exercises	280.3	78.1	582.0	308.3
Other	(1.1)	7.8	(7.0)	(65.0)
Cash used for financing activities	(244.9)	(333.6)	(1,160.6)	(1,147.4)
Cash and equivalents increase	736.5	626.1	917.3	1,064.1
Cash and equivalents at beginning of period	1,560.6	930.8	1,379.8	492.8
Cash and equivalents at end of period	$2,297.1	$1,556.9	$2,297.1	$1,556.9

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2005 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2005 and 2004:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Net income	$735.4	$778.4	$1,993.7	$1,880.6
Other comprehensive income (loss):
Foreign currency translation adjustments	38.1	192.8	(490.6)	(10.7)
Deferred hedging adjustments	(6.0)	0.5	(4.9)	2.2
Total other comprehensive income (loss)	32.1	193.3	(495.5)	(8.5)
Total comprehensive income	$767.5	$971.7	$1,498.2	$1,872.1

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 17.7 million shares and 11.7 million shares for the third quarter 2005 and 2004, respectively, and 17.1 million shares and 12.5 million shares for the nine months ended September 30, 2005 and 2004, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 45.6 million shares and 83.5 million shares for the third quarter 2005 and 2004, respectively, and 45.6 million shares and 90.0 million shares for the nine months ended September 30, 2005 and 2004, respectively.

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

Effective January 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In 2005, in connection with the adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. Third quarter 2005 results included pretax expense of $44.3 million ($30.0 million after tax or $0.02 per share) of which $35.1 million related to share-based compensation (stock options and restricted stock units (“RSUs”)) and $9.2 million related to the shift of a portion of share-based compensation to primarily cash-based incentive compensation. For the nine months 2005, results included pretax expense of $146.8 million ($98.5 million after tax or $0.08 per share) of which $119.0 million related to share-based compensation and $27.8 million related to the compensation shift. Compensation expense related to share-based awards is generally amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of September 30, 2005, there was $211.7 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Results included $8.5 million for third quarter 2005 and $27.4 million for the nine months 2005 of excess tax benefits as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to options granted under the Company’s stock options plans in third quarter and nine months ended September 30, 2004.

In millions, except per share data	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income, as reported	$778.4	$1,880.6
Add: Total share-based employee compensation expense included in reported net income, net of related tax effects	1.2	5.5
Deduct: Total share-based employee compensation expense determined under fair value method for all rewards, net of related tax effects	(34.5)	(116.7)
Pro forma – net income	$745.1	$1,769.4
Net income per share:
As reported – basic	$ 0.62	$ 1.49
Pro forma – basic	$ 0.59	$ 1.41
As reported – diluted	$ 0.61	$ 1.48
Pro forma – diluted	$ 0.59	$ 1.40

Income Taxes

In 2005, the effective income tax rate was 32.3% and 30.1% for the quarter and nine months, respectively. The effective income tax rate for the nine months was reduced by a tax benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000 – 2002 U.S. tax returns in the first quarter. This benefit was partially offset by incremental tax expense of $112.0 million as a result of the Company’s decision during the second quarter to take advantage of the one-time opportunity provided under the Homeland Investment Act. The net of both of these items reduced the nine month tax rate by approximately 2 percentage points.

The Homeland Investment Act is a provision within the American Jobs Creation Act that was signed by the President of the United States on October 22, 2004 which creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In fourth quarter 2005, the Company will repatriate approximately $3.2 billion of historical foreign earnings from our international business.

In 2004, the effective income tax rate was 22.6% and 28.5% for the quarter and nine months, respectively. The income tax rate in both periods benefited primarily from the transfer of shares between subsidiaries and a change in assumptions about the utilization of certain loss carry forwards. These items impacted the third quarter effective tax rate by approximately 10 percentage points and the nine month tax rate by 4 percentage points.

Debt Financing

Subsequent to September 30, 2005, due to the Company’s decision to repatriate foreign earnings under the Homeland Investment Act, certain wholly-owned subsidiaries outside the U.S. entered into a multicurrency term loan facility totaling $3.0 billion which is currently unused. The loan has a three-year term with the ability to prepay without penalty. The loan agreement stipulates that any unused portion of the facility as of December 31, 2005 will be cancelled and future repayments of borrowings reduce the amount available under the facility.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2005	2004	2005	2004
Revenues
U.S.	$1,804.7	$1,702.9	$5,165.7	$4,855.4
Europe	1,832.4	1,717.6	5,318.2	4,936.4
APMEA	738.2	708.2	2,125.3	2,029.4
Latin America	352.7	260.8	941.0	718.9
Canada	255.5	242.7	697.7	663.1
Other	343.6	293.5	977.7	851.2
Total revenues	$5,327.1	$4,925.7	$15,225.6	$14,054.4
Operating income (loss) (1)
U.S.	$642.0	$627.8	$1,820.1	$1,748.8
Europe	419.7	412.7	1,091.0	1,103.4
APMEA	129.0	96.4	283.2	252.6
Latin America	9.9	2.3	21.0	(1.3)
Canada	49.8	54.4	121.9	130.8
Other	4.0	8.2	12.4	14.7
Corporate	(94.6)	(102.9)	(263.5)	(325.8)
Total operating income	$1,159.8	$1,098.9	$3,086.1	$2,923.2

(1)	For the quarter and nine months ended September 30, 2005, respectively, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$13.7 and $43.0; Europe-$11.6 and $36.6; APMEA-$5.2 and $16.2; Latin America-$1.9 and $5.7; Canada-$1.8 and $5.8; Other-$0.6 and $2.5; Corporate-$9.5 and $37.0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Description of the Business

The Company primarily operates and franchises McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, about 8,000 are operated by the Company, more than 18,000 are operated by franchisees/licensees and about 4,000 are operated by affiliates. In general, the Company owns the land and building or secures long-term leases for restaurant sites regardless of who operates the restaurant. This ensures long-term occupancy rights and helps control related costs.

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

For the nine months of 2005, the Company reported solid revenue and operating income growth, on top of last year’s strong results. This performance was driven by positive global comparable sales and the continued strength of our U.S. business.

For the third quarter and nine months of 2005, the U.S. achieved positive comparable sales every month and revenues continue to increase. These results reflect the effectiveness of our “better, not just bigger” strategy as we continue to deliver a relevant restaurant experience that is resonating with our customers and building brand loyalty.

In Europe, we are focused on gaining traction and building momentum across the entire segment. In 2005, the positive comparable sales performance and increased customer traffic was driven by France, Germany, and Russia, partly offset by negative comparable sales in the U.K. We are encouraged by our progress and confident that our strategies to enhance our customers’ experience through menu, marketing and value initiatives will continue to generate improvements over the long term.

During 2005, APMEA’s performance was driven primarily by strong results in Australia. We expect our continued focus on combined initiatives such as branded everyday affordability and new premium menu offerings to broaden customer relevance and drive improved results for the region.

During the second quarter 2005, the Company decided to take advantage of the one-time opportunity under the Homeland Investment Act to repatriate in 2005 approximately $3.2 billion of historical foreign earnings. This resulted in $112 million of tax expense that was recognized in the second quarter. During the fourth quarter of 2005, we expect certain markets will increase local borrowings to fund the majority of the repatriation. This will result in a temporary increase in cash and debt levels on our Consolidated balance sheet at year end. The increase is temporary and does not signal any change in our focus on financial discipline.

McDonald’s global operations generate a significant amount of cash, and we remain committed to returning a meaningful percent of cash from operations to our shareholders through dividends and share repurchase. We increased our annual dividend for 2005 by 22% to $0.67 per share, on top of last year’s 38% increase, reflecting our continued confidence in the strength of our business and reliability of our cash flow. For the full year 2005, we expect to return at least $2 billion to shareholders, and return an additional $5 billion to $6 billion during 2006 and 2007 combined.

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

Operating Highlights Included:

•	Consolidated revenues increased 8% (7% in constant currencies) for the quarter and 8% (6% in constant currencies) for the nine months. Consolidated Systemwide sales increased 6% (5% in constant currencies) for the quarter and 7% (5% in constant currencies) for the nine months.

•	Comparable sales increased 4.1% for the quarter and 3.8% for the nine months.

•	Operating income increased 6% (5% in constant currencies) for the quarter and 6% (4% in constant currencies) for the nine months.

•	Net income per common share was $0.58 for the quarter, including $0.02 per share benefit primarily related to the transfer of the Company’s ownership interest in an international market to a developmental licensee, as well as $0.02 per share related to share-based compensation expense. Net income per common share was $1.56 for the nine months, including a $0.13 per share benefit due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns in the first quarter, $0.09 per share of incremental tax expense resulting from the decision to repatriate foreign earnings under the Homeland Investment Act in the second quarter, as well as $0.02 per share benefit due to the transfer of the Company’s ownership interest in an international market previously mentioned and $0.08 per share relating to share-based compensation expense.

•	In the third quarter, McDonald’s Board of Directors approved a 22% increase in the Company’s annual dividend, boosting the annual cash payout to 67 cents per share, or approximately $843 million.

•	Cash provided by operations totaled $3.2 billion for the nine months.

•	The Company repurchased nearly $1.2 billion, or 37.3 million shares, of common stock during the nine months.

Outlook

•	McDonald’s expects net restaurant additions to add slightly more than one percentage point to sales growth in 2005 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2004. In 2005, McDonald’s expects to open about 625 traditional McDonald’s restaurants and 125 satellite restaurants and close about 325 traditional restaurants and 100 satellite restaurants. In 2006, our preliminary plan is to add approximately 500 McDonald’s restaurants, net of closings.

•	McDonald’s does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a one percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of one percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	McDonald’s expects full year 2005 selling, general & administrative expenses to increase about 10% in constant currencies compared with 2004 due primarily to the early adoption of SFAS No. 123(R).

•	A significant part of McDonald’s operating income is from outside the U.S., and about 70% of total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction (compared with 2004 average rates), McDonald’s annual earnings per share would change about 6 cents to 7 cents. Based on current rates, we expect foreign currencies to have a negative impact on results for the fourth quarter.

•	Borrowings necessary to complete our repatriation of earnings under the Homeland Investment Act will not change our goal of paying down about $800 million of debt in 2005 outside of actions related to the Homeland Investment Act. We expect to borrow a majority of the dividend payments related to the repatriated earnings in late 2005, resulting in a temporary increase in both cash and debt on our year-end Consolidated balance sheet. However, our net debt position (gross debt outstanding less cash available for investment) will be the same as it would have been excluding this one-time opportunity. The Company expects interest expense in 2005 to remain relatively flat compared with 2004, based on current interest and foreign currency exchange rates as most of the activity related to the Homeland Investment Act will take place later in the year. We expect the temporary increase in cash and debt to be eliminated as we pay down the incremental debt related to the repatriation of earnings under the Homeland Investment Act in 2006 and 2007.

•	McDonald’s expects the effective income tax rate for the full year 2005 to be approximately 30% to 31%, which includes the impact of the favorable audit settlement as well as the incremental tax expense resulting from the decision to repatriate foreign earnings.

•	McDonald’s expects capital expenditures for 2005 to be approximately $1.7 billion, primarily reflecting higher investment in existing restaurants compared with 2004. In 2006, McDonald’s expects capital expenditures to be approximately $1.8 billion.

•	McDonald’s expects to return at least $2 billion to shareholders through dividends and share repurchases in 2005. The Company repurchased $1.2 billion, or 37.3 million shares, of its common stock during the first nine months of 2005. In 2006 and 2007 combined, the Company expects to return between $5 billion and $6 billion to shareholders.

•	As previously announced, an initial public offering of a minority interest in Chipotle Mexican Grill is planned for the first quarter of 2006.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be closed include road construction, reimaging or remodeling, and natural disasters such as hurricanes. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

Forward-Looking Statements

A number of factors can affect our business, including the effectiveness of operating initiatives and changes in global and local business and economic conditions. These and other risks are noted in the Forward-Looking Statements at the end of the Management’s Discussion and Analysis.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2005		Nine Months Ended September 30, 2005
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,000.7	9	$11,411.4	9
Revenues from franchised and affiliated restaurants	1,326.4	5	3,814.2	6
Total revenues	5,327.1	8	15,225.6	8
Operating costs and expenses
Company-operated restaurant expenses	3,389.9	10	9,761.6	10
Franchised restaurants – occupancy expenses	256.6	1	767.4	3
Selling, general & administrative expenses	547.3	15	1,605.0	12
Other operating (income) expense, net	(26.5)	n/m	5.5	n/m
Total operating costs and expenses	4,167.3	9	12,139.5	9
Operating income	1,159.8	6	3,086.1	6
Interest expense	86.6	(2)	264.7	(1)
Nonoperating (income), net	(12.6)	n/m	(29.9)	n/m
Income before provision for income taxes	1,085.8	8	2,851.3	8
Provision for income taxes	350.4	54	857.6	15
Net income	$735.4	(6)	$1,993.7	6
Net income per common share	$0.59	(5)	$1.58	6
Net income per common share–diluted	$0.58	(5)	$1.56	5

n/m Not meaningful

Accounting Change

Effective January 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment. This new accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment prospectively. Prior to the adoption of SFAS No. 123(R), the Company, like most other U.S. companies, accounted for share-based payments to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation was included as pro forma disclosure in the financial statement footnotes. The Company’s third quarter and nine months 2004 pro forma earnings, as reported in its Form 10-Q for the period ended September 30, 2004, included $0.02 and $0.08 per share of share-based compensation expense, respectively.

In 2005, in connection with its adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing cash-based incentives and other equity based awards. Third quarter 2005 results included pretax expense of $44.3 million (or $0.02 per share) of which $35.1 million related to share-based compensation, stock options and RSUs, and $9.2 million related to the shift of a portion of share-based compensation to primarily cash-based incentive compensation. For the nine months 2005, results included pretax expense of $146.8 million (or $0.08 per share) of which $119.0 million related to share-based compensation and $27.8 million related to the compensation shift.

Net Income and Diluted Net Income per Common Share

For the third quarter 2005, net income and diluted net income per common share were $735.4 million and $0.58, respectively. Third quarter 2004 diluted net income per common share was $0.61, excluding a pro forma expense of $0.02 per share related to share-based compensation as discussed in the section above. The 2004 results included a $0.07 per share tax benefit primarily due to the transfer of shares between subsidiaries and a change in assumptions about the utilization of certain loss carry forwards.

For the nine months 2005, net income and diluted net income per common share were $1,993.7 million and $1.56, respectively. The 2005 results included $178.8 million or $0.13 per share tax benefit primarily due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns and $112.0 million or $0.09 per share of incremental tax expense resulting from the decision to repatriate foreign earnings under the Homeland Investment Act. Diluted net income per common share for the nine months 2004 was $1.48, excluding a pro forma expense of $0.08 per share related to share-based compensation as discussed in the section above. The 2004 results included the $0.07 per share tax benefit discussed above.

Diluted weighted average shares outstanding increased for the third quarter and nine months. Shares outstanding at the beginning of the year were higher than the prior year due to stock options exercised exceeding treasury stock purchased in 2004. In addition, the dilutive effect of stock options outstanding was higher in 2005, primarily due to a higher average stock price. For the nine months 2005, treasury stock purchased of 37.3 million shares exceeded stock options exercised of 26.0 million, which nearly offset the increases noted above. As a result of our adjustment to the mix of employee long-term incentive compensation implemented in 2005, the Company granted 8.1 million stock options and RSUs in 2005 compared with 20.3 million in 2004. We expect future grants to be at similar levels to those in 2005.

During the nine months 2005, the Company repurchased nearly $1.2 billion or 37.3 million shares of its common stock.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per common share data
Quarters Ended September 30,	Reported Amount		Currency Translation Benefit / (Loss )
	2005	2004	2005
Revenues	$ 5,327.1	$ 4,925.7	$ 75.5
Combined operating margins*	1,644.4	1,554.6	13.1
Selling, general & administrative expenses	547.3	474.6	(5.4)
Operating income	1,159.8	1,098.9	6.1
Net income	735.4	778.4	3.9
Net income per common share – diluted	0.58	0.61	—
Nine Months Ended September 30,	2005	2004	2005
Revenues	$15,225.6	$14,054.4	$336.7
Combined operating margins*	4,593.9	4,322.7	75.6
Selling, general & administrative expenses	1,605.0	1,428.6	(25.2)
Operating income	3,086.1	2,923.2	45.6
Net income	1,993.7	1,880.6	20.9
Net income per common share – diluted	1.56	1.48	0.02

*	Excludes non-McDonald’s brands

Foreign currency translation had a positive impact on the growth rates of consolidated revenues, operating income and net income in both periods and on earnings per share for the nine months only. For the nine months, the positive impact was primarily driven by the Euro, the Canadian Dollar and the Australian Dollar. For the quarter, the impact of translation lessened significantly primarily due to the weaker Euro relative to the U.S. Dollar.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended September 30,	2005	2004	% Inc	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,066.5	$995.0	7	7
Europe	1,412.6	1,315.9	7	8
APMEA	645.3	625.3	3	(1)
Latin America	329.9	240.5	37	24
Canada	205.1	196.6	4	(4)
Other	341.3	291.5	17	17
Total	$4,000.7	$3,664.8	9	7
Franchised and affiliated revenues
U.S.	$738.2	$707.9	4	4
Europe	419.8	401.7	5	5
APMEA	92.9	82.9	12	8
Latin America	22.8	20.3	12	6
Canada	50.4	46.1	9	1
Other	2.3	2.0	15	15
Total	$1,326.4	$1,260.9	5	5
Total revenues
U.S.	$1,804.7	$1,702.9	6	6
Europe	1,832.4	1,717.6	7	7
APMEA	738.2	708.2	4	—
Latin America	352.7	260.8	35	22
Canada	255.5	242.7	5	(3)
Other	343.6	293.5	17	17
Total	$5,327.1	$4,925.7	8	7

n/m Not meaningful

REVENUES Dollars in millions
Nine Months Ended September 30,	2005	2004	% Inc	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,043.4	$2,840.9	7	7
Europe	4,103.0	3,784.0	8	5
APMEA	1,855.4	1,788.0	4	—
Latin America	876.1	660.0	33	24
Canada	561.7	540.3	4	(4)
Other	971.8	846.5	15	15
Total	$11,411.4	$10,459.7	9	6
Franchised and affiliated revenues
U.S.	$2,122.3	$2,014.5	5	5
Europe	1,215.2	1,152.4	5	3
APMEA	269.9	241.4	12	7
Latin America	64.9	58.9	10	6
Canada	136.0	122.8	11	2
Other	5.9	4.7	26	26
Total	$3,814.2	$3,594.7	6	5
Total revenues
U.S.	$5,165.7	$4,855.4	6	6
Europe	5,318.2	4,936.4	8	5
APMEA	2,125.3	2,029.4	5	1
Latin America	941.0	718.9	31	22
Canada	697.7	663.1	5	(3)
Other	977.7	851.2	15	15
Total	$15,225.6	$14,054.4	8	6

Consolidated revenues increased 8% (7% in constant currencies) for the quarter and 8% (6% in constant currencies) for the nine months, primarily due to positive comparable sales in each month of 2005.

In the U.S., the increase in revenues for the quarter and nine months was driven by multiple initiatives that are delivering variety, value and convenience to our customers.

Europe’s increase in revenues for both periods was due to strong comparable sales in Russia, which is entirely Company-operated, and positive comparable sales in France and Germany, partly offset by negative comparable sales in the U.K.

In APMEA, revenues for the quarter and nine months benefited from strong comparable sales in Australia, and were negatively impacted by the transfer of certain subsidiaries to developmental licensees during 2005. Under this structure, the Company receives a royalty based on a percent of sales. In addition, for both periods, revenues benefited from expansion in China, partly offset by that market’s negative comparable sales.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2005 and 2004:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
U.S.	3.7	8.5	4.5	10.4
Europe	5.1	0.3	2.6	2.7
APMEA	3.5	5.4	3.4	6.5
Latin America	11.6	15.5	12.5	11.2
Canada	(1.1)	5.5	(1.2)	7.2
McDonald’s Restaurants	4.1	5.8	3.8	7.6
*	Excludes non-McDonald’s brands.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2005:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2005		Nine Months Ended September 30, 2005
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	4	4	5	5
Europe	6	6	7	4
APMEA	7	5	8	5
Latin America	24	13	22	14
Canada	8	—	8	—
Other	17	17	14	14
Total sales	6	5	7	5

Operating Margins

COMPANY-OPERATED AND FRANCHISED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
	Percent		Amount		% Inc / (Dec)
Quarters Ended September 30,	2005	2004	2005	2004
Company-operated
U.S.	18.7	19.6	$199.2	$194.9	2
Europe	16.1	16.7	227.3	219.2	4
APMEA	12.4	12.3	79.7	76.7	4
Latin America	11.6	10.0	38.2	24.0	59
Canada	15.7	17.1	32.3	33.6	(4)
Total	15.8	16.3	$576.7	$548.4	5

Franchised
U.S.	81.8	81.3	$604.0	$575.5	5
Europe	78.1	77.2	327.8	310.2	6
APMEA	87.3	85.8	81.1	71.1	14
Latin America	68.2	63.5	15.5	13.0	19
Canada	78.0	79.2	39.3	36.4	8
Total	80.6	79.9	$1,067.7	$1,006.2	6
Nine Months Ended September 30,	2005	2004	2005	2004
Company-operated
U.S.	18.6	19.1	$566.8	$544.0	4
Europe	14.7	15.5	602.6	587.6	3
APMEA	11.2	11.3	207.7	202.5	3
Latin America	11.2	8.8	97.8	58.1	68
Canada	13.8	15.7	77.7	84.9	(8)
Total	14.9	15.4	$1,552.6	$1,477.1	5

Franchised
U.S.	81.3	80.7	$1,726.2	$1,625.7	6
Europe	76.8	76.4	933.3	880.5	6
APMEA	86.4	85.6	233.3	206.7	13
Latin America	67.7	62.7	43.9	37.0	19
Canada	77.0	78.0	104.6	95.7	9
Total	79.9	79.3	$3,041.3	$2,845.6	7

Combined operating margin dollars increased $89.8 million or 6% for the quarter (5% in constant currencies) and $271.2 million or 6% for the nine months (5% in constant currencies). The U.S. and Europe segments accounted for almost 85% of the combined margin dollars in both periods.

In the U.S., the Company-operated margin percent decreased for the quarter and nine months due to higher labor-related costs, partly due to increased compensation for store managers and crew as well as increased staffing levels, higher commodity costs and increased occupancy expenses. This was partly offset by positive comparable sales. Commodity cost pressures are expected to lessen during the fourth quarter.

In Europe, the Company-operated margin percent for both periods of 2005 decreased due to the U.K., primarily as a result of negative comparable sales, brand building marketing initiatives and higher labor-related costs, partly offset by strong performance in Russia. For the quarter, results also benefited from positive performance in Germany. In addition, higher commodity costs, primarily beef, had a negative impact across the segment for both periods. Beef cost pressures are expected to lessen in the fourth quarter.

In APMEA, the Company-operated margin percent in both periods of 2005 was negatively impacted by weak results in South Korea. For the nine months, the margin percent benefited from improvements in China and Hong Kong.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Food & paper	34.0	34.1	34.0	34.1
Payroll & employee benefits	25.7	25.5	26.2	26.0
Occupancy & other operating expenses	24.5	24.1	24.9	24.5
Total expenses	84.2	83.7	85.1	84.6
Company-operated margins	15.8	16.3	14.9	15.4

The consolidated Franchised margin percent increased for the quarter and nine months primarily due to positive comparable sales in the U.S., but reflected higher occupancy costs, due in part to an increased proportion of leased sites. In addition, the quarter benefited from improved results in Europe.

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 15% for the quarter (14% in constant currencies) and 12% for the nine months (11% in constant currencies). The share-based and related incremental compensation expense due to the adoption of SFAS No. 123(R) accounted for a majority of the constant currency increase in both periods. Selling, general & administrative expenses as a percent of revenues for the nine months of 2005 were 10.5% compared with 10.2% for the nine months of 2004 and as a percent of Systemwide sales were 4.0% for 2005 compared with 3.8% for 2004. The share-based and related incremental compensation expense increased these ratios 0.9 percentage points and 0.4 percentage points, respectively, in 2005.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gains on sales of restaurant businesses	$(11.2)	$ (6.1)	$ (33.2)	$ (29.3)
Equity in earnings of unconsolidated affiliates	(17.4)	(18.7)	(42.5)	(40.8)
Impairment and other charges (credits)	(31.7)	0.7	(50.4)	13.3
Other expense	33.8	37.1	131.6	115.2
Total	$(26.5)	$ 13.0	$ 5.5	$ 58.4

Equity in earnings of unconsolidated affiliates was impacted in both periods of 2005 by weak results from our Japanese affiliate.

Impairment and other charges (credits) for the third quarter 2005 included a $25.4 million benefit due to the completion of the transfer of the Company’s ownership interest in an international market to a developmental licensee in APMEA. In addition, the nine months included a favorable adjustment of $18.7 million related to certain liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs. The nine months 2004 reflected a $12.6 million write-off of goodwill in Thailand.

Other expense generally consists of gains or losses on excess property and other asset dispositions as well as provisions for uncollectible receivables. Other expense for the nine months 2005 included a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended September 30,	2005*	2004	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	2004 Pro Forma Operating Income**	Pro Forma % Inc / (Dec) Excluding Currency Translation
U.S.	$642.0	$627.8	2	2	$ 612.0	5
Europe	419.7	412.7	2	2	401.5	5
APMEA	129.0	96.4	34	30	91.1	37
Latin America	9.9	2.3	n/m	n/m	0.2	n/m
Canada	49.8	54.4	(8)	(16)	52.6	(13)
Other	4.0	8.2	(51)	(50)	6.9	(41)
Corporate	(94.6)	(102.9)	8	8	(119.2)	21
Total operating income	$1,159.8	$1,098.9	6	5	$1,045.1	10

n/m Not meaningful

*	For the quarter ended September 30, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$13.7; Europe-$11.6; APMEA-$5.2; Latin America-$1.9; Canada-$1.8; Other-$0.6; Corporate-$9.5.
**	Calculated by subtracting 2004 pro forma share-based expense from 2004 reported operating income. Share-based expense as reported in the Company’s third quarter 2004 Form 10-Q was $34.5 million after tax, of which $1.2 million of expense related to RSUs was included in net income. The remaining $33.3 million after tax ($53.8 million pretax) was disclosed in a footnote, as required, for pro forma purposes. For comparability purposes to 2005 results subsequent to adopting SFAS No. 123(R), the 2004 operating income was adjusted for this pro forma expense as follows, by segment (in millions): U.S.-$15.8; Europe-$11.2; APMEA-$5.3; Latin America-$2.1; Canada-$1.8; Other-$1.3; Corporate-$16.3.

Nine months ended September 30,	2005*	2004	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation	2004 Pro Forma Operating Income**	Pro Forma % Inc / (Dec) Excluding Currency Translation
U.S.	$1,820.1	$1,748.8	4	4	$1,696.1	7
Europe	1,091.0	1,103.4	(1)	(4)	1,066.2	(1)
APMEA	283.2	252.6	12	9	235.5	17
Latin America	21.0	(1.3)	n/m	n/m	(8.1)	n/m
Canada	121.9	130.8	(7)	(14)	124.5	(10)
Other	12.4	14.7	(16)	(16)	10.3	20
Corporate	(263.5)	(325.8)	19	19	(380.7)	31
Total operating income	$3,086.1	$2,923.2	6	4	$2,743.8	11

n/m Not meaningful

*	For the nine months ended September 30, 2005, segments reflected the following share-based and related incremental compensation expense (in millions): U.S.-$43.0; Europe-$36.6; APMEA-$16.2; Latin America-$5.7; Canada-$5.8; Other-$2.5; Corporate-$37.0.
**	Calculated by subtracting 2004 pro forma share-based expense from 2004 reported operating income. Share-based expense as reported in the Company’s third quarter 2004 Form 10-Q was $116.7 million after tax, of which $5.5 million of expense related to RSUs was included in net income. The remaining $111.2 million after tax ($179.4 million pretax) was disclosed in a footnote, as required, for pro forma purposes. For comparability purposes to 2005 results subsequent to adopting SFAS No. 123(R), the 2004 operating income was adjusted for this pro forma expense as follows, by segment (in millions): U.S.-$52.7; Europe-$37.2; APMEA-$17.1; Latin America-$6.8; Canada-$6.3; Other-$4.4; Corporate-$54.9.

The following discussion on Operating Income relates to Pro Forma % Inc / (Dec) Excluding Currency Translation in the table above.

In the U.S., results increased for the quarter and nine months primarily due to higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses, including certain information technology expenses previously recorded in the Corporate segment.

In Europe, results for both periods of 2005 reflected strong performance in France and Russia, improved performance in Germany and weak results in the U.K. In addition, results for the nine months 2005 included the supply chain charge of $24.1 million, which negatively impacted the operating income growth rate by approximately 3 percentage points.

In APMEA, results for both periods of 2005 benefited significantly from the completion of the transfer of the Company’s ownership interest in an international market to a developmental licensee. Results were also positively impacted by performance in Australia and were negatively impacted by weak performance in Japan and South Korea.

Corporate results for the quarter and nine months 2005 benefited from lower incentive-based compensation as well as certain information technology expenses that are now reflected in the U.S. segment. In addition, results for the nine months included the $18.7 million favorable adjustment to certain liabilities previously discussed in the “Other Operating (Income) Expense, Net” section.

Interest, Nonoperating (Income) Expense and Income Taxes

Interest expense for the quarter and nine months decreased due to lower average debt levels, partly offset by higher interest rates for both periods and stronger foreign currencies for the nine months.

For the quarter and nine months 2005, nonoperating (income) reflected higher interest income and lower translation losses.

The effective income tax rate was 32.3% for third quarter 2005 compared with 22.6% in 2004. The lower income tax rate in 2004 was primarily due to the transfer of shares between subsidiaries and a change in assumptions about the utilization of certain loss carry forwards.

The effective income tax rate was 30.1% for the nine months 2005 compared with 28.5% in 2004. The tax rate in 2005 includes a benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by additional expense of approximately $112.0 million related to the Company’s decision to take advantage of the one-time opportunity provided under the Homeland Investment Act. The net of both items benefited the nine month tax rate by about 2 percentage points. The tax rate in 2004 benefited by approximately 4 percentage points primarily due to the transfer of shares between subsidiaries and a change in assumptions about the utilization of certain loss carry forwards.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $3,208.8 million and exceeded capital expenditures by $2,233.9 million for the nine months. Cash provided by operations increased $252.6 million compared to the nine months 2004 driven by changes in working capital items and strong operating results, primarily in the U.S.

Cash used for investing activities totaled $1,130.9 million for the nine months, an increase of $386.2 million primarily due to higher capital spending and increased purchases of restaurant businesses. Capital expenditures increased $179.4 million for the nine months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $1,160.6 million for the nine months, an increase of $13.2 million primarily due to higher share repurchases, partly offset by higher proceeds from stock options exercised and lower net debt repayments.

As a result of the above activity, the Company’s cash balance increased $917.3 million from December 31, 2004 to $2,297.1 million at September 30, 2005. For the full year, the Company expects capital expenditures to be approximately $1.7 billion, debt repayments to be about $800 million and to return at least $2 billion to shareholders through dividends and share repurchases in 2005. The guidance related to debt repayments does not take into account the actions that will be taken due to our decision to repatriate $3.2 billion under the Homeland Investment Act.

Debt obligations at September 30, 2005 totaled $8,064.9 million compared with $9,219.5 million at December 31, 2004. The decrease in 2005 was due to net repayments of $607.0 million, the impact of changes in exchange rates on foreign currency-denominated debt of $479.6 million and SFAS No. 133 noncash fair value adjustments of $68.0 million.

Subsequent to September 30, 2005, due to the Company’s decision to repatriate foreign earnings under the Homeland Investment Act, certain wholly-owned subsidiaries outside the U.S. entered into a multicurrency term loan facility totaling $3.0 billion which is currently unused. The loan has a three-year term with the ability to prepay without penalty. The loan agreement stipulates that any unused portion of the facility as of December 31, 2005 will be cancelled and future repayments of borrowings reduce the amount available under the facility.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2005	2004
Operated by franchisees	18,298	18,191
Operated by the Company	9,213	9,095
Operated by affiliates	4,195	4,072
Systemwide restaurants	31,706	31,358

Forward-Looking Statements

This report includes forward-looking statements about our operating plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe,” “plan” and other similar terminology. They reflect management’s current expectations about future events and speak only as of the date of this report. We undertake no obligation to publicly update or revise them. Management’s expectations may change or not be realized and, in any event, they are subject to risks, uncertainties and changes in circumstances that are difficult to predict and often beyond our control. For these reasons, you should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could change our expectations (or the underlying assumptions) or affect our ability to realize them:

•	Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the various markets we serve, such as spending patterns, demographic changes, consumer food preferences, publicity about our products that can drive consumer perceptions, as well as our success in planning and executing initiatives to address these trends and factors or other competitive pressures we face;

•	The success of our plans for 2005 and beyond to improve existing products and to roll-out new products and product line extensions, as well as the impact of our competitors’ actions in response to our product improvements and introductions and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•	The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires the trust and confidence of our customers;

•	Our ability to drive improvements in our restaurants, recruit qualified restaurant personnel and motivate employees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet their expectations for quality food served in clean and friendly environments and promote McDonald’s brand image;

•	Whether restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment;

•	Our ability to leverage promotional or operating successes in local markets into additional markets in a timely and cost-effective way;

•	Our ability to develop effective initiatives in underperforming markets, such as the U.K. which is experiencing a highly competitive informal eating out market and low consumer confidence levels, Japan, which is experiencing a challenging informal eating out market and South Korea, which is experiencing low consumer confidence levels;

•	Decisions by management about underperforming markets or assets, including decisions that can result in material impairment charges that in turn reduce our earnings;

•	Unexpected disruptions in our supply chain, including as a result of government actions limiting imports or exports of food products, or adverse consumer perceptions about the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our strategy in China, including our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in that market, where competitive pressures and other operating conditions may limit pricing flexibility;

•	Our ability to continue to attract qualified franchisees, licensees and joint venture partners and to achieve the optimal ownership structure throughout our global markets;

•	Information security risks, as well as other costs or exposures associated with information security and the use of cashless payments, such as increased investment in technology, costs of compliance with privacy, consumer protection and other laws and consumer fraud;

•	Our ability to manage the impact on our business of fluctuations in global and local economic conditions, including commodity prices, labor costs, interest and foreign exchange rates and the effects of governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	Changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof);

•	Adverse results of pending or future litigation, including litigation challenging our products or the appropriateness or accuracy of our advertising;

•	Trends in litigation, such as class actions involving consumers and shareholders and litigation involving labor and employment matters or landlord liability, the relative level of defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties about the application of legal requirements and the enforceability of laws and contractual obligations;

•	The costs and other effects of operating in an increasingly regulated environment worldwide, including the costs of compliance with often conflicting regulations in multiple state or national markets and the impact of new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children or nutritional labeling;

•	Our ability to manage the impact on our business of disruptions such as hurricanes Katrina and Rita, which have adversely affected consumer spending and confidence levels in the United States, our largest segment, as well as the cost of some commodities, and the extent to which the impact is mitigated by insurance, as well as other disruptions in the United States or abroad such as political instability, war, terrorist activities, further severe weather conditions, health epidemics or pandemics or the prospect of these events, such as recent reports about the potential spread of avian flu.

Additional Statement Regarding Chipotle

This report does not constitute an offer to sell, nor a solicitation of an offer to buy, any securities of Chipotle, which will be made only by prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2004 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 2, 2004, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois (Case No. 04C-2422) (Allan Selbst v. McDonald’s Corporation, Jack M. Greenberg, Matthew H. Paull and Michael J. Roberts), alleging violation of federal securities laws. Two nearly identical actions were subsequently filed in the same court. On October 19, 2004, the lead plaintiff filed its amended and consolidated class action complaint, alleging, among other things, that the Company and individual defendants misled investors by issuing false and misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On January 18, 2005, the defendants filed a motion to dismiss the amended complaint. On September 21, 2005, the Court denied this motion. The lead plaintiff then filed its First Amended Complaint on October 7, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program
July 1-31, 2005	1,515,433	$31.08	1,515,433	$2,338,946,000
August 1-31, 2005	897,518	$33.50	897,518	$2,308,875,000
September 1-30, 2005	1,292,572	$32.81	1,292,572	$2,266,466,000
Total	3,705,523	$32.27	3,705,523	$2,266,466,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, the Company repurchases shares only during limited time frames in each month.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, effective as of May 19, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

		(iv)	7.05% Debentures, due 2025. Form of Supplemental Indenture No. 24, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated November 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

(ii) Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(iii) Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts:

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2005.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

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

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K dated May 10, 2005.*

	(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(m)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(n)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a–14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a–14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	CEO Jim Skinner’s Letter to McDonald’s System.

*	Denotes compensatory plan.
**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

November 4, 2005	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer