Form 10-K
period 2005-12-31
MCDONALDS CORP
filed 2006-02-27
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒                 Accelerated filer   ☐                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $34,675,009,364. The number of shares outstanding of the registrant’s common stock as of January 31, 2006 was 1,256,645,011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2006 definitive proxy statement which will be filed no later than 120 days after December 31, 2005.

—INSIDE FRONT COVER—

BLANK PAGE

PART I

Item 1.	BUSINESS

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2005, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business. Effective January 1, 2005, we reorganized certain of our subsidiaries to facilitate the organization of our geographic segments into a structure that more appropriately reflects the operation of the Company’s worldwide business. We created separate Delaware corporate entities for certain of the geographic segments, namely McDonald’s USA, McDonald’s Europe, McDonald’s AMEA (Asia, Middle East and Africa), McDonald’s Latin America and McDonald’s International. An additional subsidiary was created for McDonald’s Ventures which consists of our non-McDonald’s brands.

b. Financial information about segments

Segment data for the years ended December 31, 2005, 2004 and 2003 are included in Part II, Item 8, page 44 of this Form 10-K.

c. Narrative description of business

•	General

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

The Company also operates Boston Market and Chipotle Mexican Grill (Chipotle) and has a minority ownership interest in U.K.-based Pret A Manger. In January 2006, Chipotle completed an initial public offering of 6.1 million shares. McDonald’s sold an additional 3.0 million Chipotle shares while still remaining a majority shareholder. In December 2003, the Company sold its Donatos Pizzeria business.

Since McDonald’s restaurant business comprises virtually all of the Company’s consolidated operating results, this narrative primarily relates to that business, unless otherwise noted.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees), or by affiliates and developmental licensees operating under license agreements.

The Company’s operations are designed to assure consistency and high quality at every McDonald’s restaurant. When granting franchises and forming joint ventures, the Company is selective and generally is not in the practice of franchising to or partnering with investor groups or passive investors.

Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company generally shares the investment by owning or leasing the land and building. Franchisees contribute to the Company’s revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum rent payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Under our developmental license arrangement, licensees provide capital for 100% of the business, including the real estate interest. While the Company generally has no capital invested, it does receive a royalty based on a percent of sales. A discussion regarding site selection is included in Part I, Item 2, page 7 of this Form 10-K.

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

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. The Company believes it is important to give back to the people and communities around the world who are responsible for our success through its efforts in social responsibility.

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

McDonald’s Corporation	3

include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, hotcakes and muffins.

Chipotle serves gourmet burritos, burrito bols, tacos and salads. Boston Market is a home-meal replacement concept serving chicken, meatloaf, sirloin, sandwiches, soups and salads. Pret A Manger is a quick-service food concept that serves mainly prepared and packaged cold sandwiches, soups, salads, coffees and teas mainly during breakfast and lunch.

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

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003 in Part II, Item 7, pages 13 through 32, and the Consolidated statement of cash flows for the years ended December 31, 2005, 2004 and 2003 in Part II, Item 8, page 36 of this Form 10-K.

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

In the U.S., there are approximately 550,000 restaurants that generated about $350 billion in annual sales in 2005. McDonald’s restaurant business accounts for 2.5% of those restaurants and 7.3% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

•	Research and development

The Company operates a research and development facility in the U.S., two facilities in Europe and one facility opening soon in Asia. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the McDonald’s System, which includes franchisees and suppliers as well as the Company, its subsidiaries and joint ventures.

•	Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

•	Number of employees

During 2005, the Company’s average number of employees worldwide, including Company-operated restaurant employees, was approximately 447,000. This includes employees at McDonald’s Company-operated restaurants as well as other restaurant concepts operated by the Company.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 13 through 32 and Segment and geographic information in Part II, Item 8, page 44 of this Form 10-K.

e. Available information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

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

4	McDonald’s Corporation

Copies of financial and other information are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, McDonald’s Plaza, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of Business Conduct, the Code of Ethics for Chief Executive Officer and Senior Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, McDonald’s Plaza, Oak Brook, Illinois 60523.

The Company’s Chief Executive Officer, James A. Skinner, certified to the New York Stock Exchange (NYSE) on June 7, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

Item 1A.	RISK FACTORS

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2006 in Management’s discussion and analysis. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations about the future and speak only as of the date of this report. We do not undertake to update or revise them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not place undue reliance on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under conventional franchise, license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Our plan, as described below, to reduce our ownership of restaurants may be difficult to achieve for many reasons, and the change in ownership mix may not affect our results as we now expect. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate, as well as our results. In particular, the increasing focus on nutrition presents challenges for our menu development and marketing plans and may adversely affect our sales and costs of doing business.

These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

Our ability to remain a relevant and trusted brand and to increase sales depends largely on how well we have designed and execute against the Plan to Win.

We developed the Plan to Win to address the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•	Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the various markets we serve, such as spending patterns, demographic changes, consumer food preferences, publicity about our products or operations that can drive consumer perceptions, as well as our success in planning and executing initiatives to address these trends and factors or other competitive pressures;

•	The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires the trust and confidence of our customers;

•	Our ability to respond effectively to adverse consumer perceptions about the quick-service segment of the informal eating out market, our products or the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our plans for 2006 and beyond to improve existing products and to roll-out new products and product line extensions, as well as the impact of our competitors’ actions in response to our product improvements and introductions and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

McDonald’s Corporation	5

•	The impact of events such as public boycotts, labor strikes, price increases or other actions involving our vendors or distribution centers, natural disasters or other calamities that can adversely affect our supply chain and margins as well as the ability of our vendors or distribution centers to perform.

•	Our ability to drive improvements in our restaurants, recruit qualified restaurant personnel and motivate employees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet their expectations for quality food served in clean and friendly environments;

•	Whether our restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.

Our results and financial condition are affected by our ownership mix and whether we can achieve a mix that optimizes margins and returns, while meeting our business needs and customer expectations.

Our plans call for a reduction in Company-operated restaurants in the U.K. by re-franchising them to third parties, as well as the pursuit of a developmental license model in between 15 to 20 additional markets and organizational changes to improve the performance of Company-operated restaurants in other markets, notably Canada. Whether and when we can achieve these plans, as well as their success, is uncertain and depends mainly on the following:

•	Our ability to identify prospective franchisees and licensees with the experience and financial resources to be effective operators of McDonald’s restaurants;

•	Whether there are regulatory or other constraints that restrict or prevent our ability to implement our plans or increase our costs;

•	How quickly we re-franchise or enter into developmental licenses, which we expect will vary by market and could also vary significantly from period to period;

•	Whether the three-year period during which we plan to make these changes will be sufficient to achieve them; and

•	Changes in the operating or legal environment and other circumstances that cause us to delay or revise our plans to alter our ownership mix.

Our results and financial condition are affected by global and local market conditions, which can adversely affect our sales, margins and net income.

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	Our ability to manage fluctuations in commodity prices, interest and foreign exchange rates and the effects of local governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	The impact of labor costs on our margins, given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets;

•	The effects of local governmental initiatives to manage national economic conditions such as consumer spending or wage and inflation rates;

•	Our ability to develop effective initiatives in underperforming markets, such as the U.K., which is experiencing a highly competitive informal eating out market and low consumer confidence levels, Japan, which is experiencing slow economic growth and a challenging informal eating out market and South Korea, which is experiencing improving, yet still low consumer confidence levels;

•	The nature and timing of management decisions about underperforming markets or assets, including decisions that can result in material impairment charges that reduce our earnings; and

•	The success of our strategy in China, where we are planning significant growth, including our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

Increasing regulatory complexity will continue to affect our operations and results in material ways.

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has significantly increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•	The difficulty of achieving compliance with often conflicting regulations in multiple state or national markets and the potential impact of new or changing regulation

6	McDonald’s Corporation

that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children or nutritional labeling;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	The impact of nutritional, health and other scientific inquiries and conclusions, which are constantly evolving and often contradictory in their implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	The impact of litigation trends, particularly in our major markets, including class actions involving consumers and shareholders, labor and employment matters or landlord liability and the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	Disruptions in our operations or price volatility in a market that can result from government actions, including price controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases; and

•	The impact of changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof), which will depend on their timing, nature and scope.

Our results can be adversely affected by market disruptions or events, such as the impact of weather conditions and natural disasters.

Market disruptions due to severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events (such as recent reports about the potential spread of avian flu) can affect consumer spending and confidence levels and adversely affect our results or prospects in affected markets. Our receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 13 through 32 and in Financial statements and supplementary data in Part II, Item 8, pages 33 through 49 of this Form 10-K.

Item 3.	LEGAL PROCEEDINGS

The Company has pending a number of lawsuits that have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods.

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

McDonald’s Corporation	7

misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On January 18, 2005, the defendants filed a motion to dismiss the amended complaint. On September 21, 2005, the Court denied this motion. The lead plaintiff then filed its First Amended Complaint on October 7, 2005. On November 16, 2005, the defendants moved to dismiss the First Amended Complaint.

On July 9, 2004, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 04CH10921) (Marilyn Clark, Derivatively on Behalf of McDonald’s Corporation v. Jack M. Greenberg, Matthew H. Paull, Michael J. Roberts, James A. Skinner, Stanley R. Stein, Gloria Santona, Fred L. Turner, Michael R. Quinlan, Hall Adams, Jr., Charles H. Bell, Edward A. Brennan, Robert A. Eckert, Enrique Hernandez, Jr., Jeanne P. Jackson, Donald G. Lubin, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, John W. Rogers, Jr., Terry L. Savage, Roger W. Stone, and Robert N. Thurston). This suit is purportedly brought on behalf of McDonald’s Corporation against several of its current and former directors and officers (collectively Individual Defendants), and the Corporation as a nominal defendant. Clark contains allegations similar to the federal court complaint, with additional allegations that the Individual Defendants participated in or failed to prevent the alleged securities fraud violations described above. Clark alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Clark seeks judgment in favor of McDonald’s Corporation for (1) unspecified damages sustained by the Corporation; (2) injunctive relief restricting the proceeds of Individual Defendants’ trading activities or other assets to assure the Corporation has an effective remedy; (3) restitution and disgorgement of all profits, benefits and other compensation; and (4) attorneys’ fees and costs.

On January 30, 2006, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 06CH01950) (Philip Bufithis and Thomas Bauernfeind v.Hall Adams, Jr., Edward A. Brennan, Robert A. Eckert, Jack M. Greenberg, Enrique Hernandez, Jr., Jeanne P. Jackson, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, Matthew H. Paull, Michael J. Roberts, John W. Rogers, Jr., James A. Skinner, Anne-Marie Slaughter, and Roger W. Stone). Like Clark, this suit is purportedly brought on behalf of McDonald’s Corporation against several of its directors, officers and a former officer (collectively Individual Defendants), and the Corporation as a nominal defendant. Bufithis contains allegations similar to the lawsuits described above, claiming that from 2001 to 2003 the Individual Defendants participated in or acquiesced to improper undisclosed accounting practices, in alleged violation of federal securities law. Bufithis alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, and seeks judgment in favor of McDonald’s for unspecified damages sustained by the Corporation and unspecified equitable relief, as well as attorneys’ fees and costs.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend these lawsuits vigorously.

•	Obesity

On or about February 17, 2003, two minors, by their parents and guardians, filed an Amended Complaint against McDonald’s Corporation in the United States District Court for the Southern District of New York (Case No.02 Civ. 7821 (RWS))(Ashley Pelman, a child under the age of 18 years, by her mother and natural guardian, Roberta Pelman and Jazlen Bradley, a child under the age of 18 years, by her father and natural guardian, Israel Bradley v. McDonald’s Corporation) seeking class action status on behalf of individuals in New York under the age of 18 (and their parents and/or guardians), who became obese or developed other adverse health conditions allegedly from eating McDonald’s products. On September 3, 2003, the Court dismissed all counts of the complaint with prejudice. On January 25, 2005, following an appeal by the plaintiffs, the Second Circuit Court of Appeals Court vacated the District Court’s decision to dismiss alleged violations of Section 349 of the New York Consumer Protection Act as set forth in Counts I-III of the amended complaint.

On December 12, 2005, the plaintiffs filed their second amended complaint. In this complaint, the plaintiffs alleged that McDonald’s Corporation: (1) engaged in a deceptive advertising campaign to “be perceived to be less nutritionally detrimental-than-in-fact”; (2) failed adequately to disclose its use of certain additives and ingredients; and (3) failed to provide nutritional information about its products. Plaintiffs seek unspecified compensatory damages; an order directing defendants to label their individual products specifying the fat, salt, sugar, cholesterol and dietary content; an order prohibiting marketing to certain individuals; “funding of an educational program to inform children and adults of the dangers of eating certain foods” sold by defendants; and attorneys’ fees and costs.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend these lawsuits vigorously.

•	Brazil

On May 31, 2005, a public civil action was filed in Brazil by the Federal Attorney’s Office for the Federal District against, among others, McDonald’s Comércio de Alimentos Ltda, a wholly-owned subsidiary of the Company (McCal), and three of its former employees. The complaint alleges that McCal and its former employees made an improper payment to obtain tax guidance

8	McDonald’s Corporation

relating to the deductibility of franchisee royalty payments in Brazil. The complaint seeks certain monetary and non-monetary relief. Although the Company does not believe that this action will have a material adverse effect on its financial condition or results, it cannot predict the outcome of this matter. The Company has also reported the allegations to the Department of Justice and the Securities and Exchange Commission.

•	Franchising

A substantial number of McDonald’s restaurants are franchised to independent entrepreneurs operating under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or rewrites of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise.

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

Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing, promotion and pay practices, alleged discrimination and compliance with employment laws.

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

McDonald’s Corporation	9

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

The following are the Executive Officers of our Company: (as of the date of this filing)

Ralph Alvarez, 50, is President of McDonald’s North America, a position to which he was appointed in January 2005. He served as President, McDonald’s USA, from July 2004 to January 2005. From January 2003 to July 2004, Mr. Alvarez served as the Chief Operations Officer for McDonald’s USA. Prior to that time he served as President, Central Division–McDonald’s USA from October 2001 to January 2003; President of McDonald’s Mexico from November 2000 to October 2001; and Regional Director for Chipotle Mexican Grill from February 1999 to November 2000. Except for a brief period in 1999, Mr. Alvarez has served the Company for 11 years.

Mary Dillon, 44, is Corporate Executive Vice President–Global Chief Marketing Officer. She has served in that position since joining the Company in October 2005. Prior to joining the Company, she was appointed Division President of Quaker Foods in 2004. Ms. Dillon served as Vice President of Marketing, Quaker Foods from 2002 to 2004; Vice President of Marketing, Gatorade and Propel Fitness Waters from 2000 to 2002; Senior Vice President of Marketing, Gardenburger, Inc. from 1996 to 2000; and Director of Product Offerings, Snapple Natural Beverages from 1995 to 1996.

Denis Hennequin, 47, is President of McDonald’s Europe, a position to which he was appointed in July 2005. From 1996 to July 2005, he served as President and Managing Director for McDonald’s France. Prior to that, he served as Vice President of Operations, Human Resources, Development and Regional Coordination for McDonald’s France. Mr. Hennequin has been with the Company for 25 years.

Matthew H. Paull, 54, is Corporate Senior Executive Vice President and Chief Financial Officer. From July 2001 to June 2004 he was Corporate Executive Vice President and Chief Financial Officer. Prior to that time, he served as Senior Vice President, Corporate Tax and Finance from December 2000 to July 2001, Senior Vice President from January 2000 to December 2000 and Vice President from June 1993 to January 2000. Mr. Paull has been with the Company for 12 years.

David M. Pojman, 46, is Corporate Senior Vice President–Controller, a position he has held since March 2002. He served as Vice President and Assistant Corporate Controller from January 2000 to March 2002; and from July 1997 to January 2000, he served as Vice President–International Controller. Mr. Pojman has been with the Company for 23 years.

Michael J. Roberts, 55, is President and Chief Operating Officer, a post to which he was elected on November 22, 2004 and also has served as a Director since that date. Previously, he was Chief Executive Officer–McDonald’s USA from July 2004 to November 2004 and prior to that, President–McDonald’s USA from June 2001. From July 1997 to June 2001, Mr. Roberts was President, West Division–McDonald’s USA. Mr. Roberts has been with the Company for 28 years.

Gloria Santona, 55, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she was Corporate Senior Vice President, General Counsel and Secretary. From December 2000 to June 2001, she was Vice President, U.S. General Counsel and Secretary. From March 1997 to December 2000, she was Vice President, Deputy General Counsel and Secretary. Ms. Santona has been with the Company for 28 years.

James A. Skinner, 61, is Vice Chairman and Chief Executive Officer, a post to which he was elected on November 22, 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004 and as President and Chief Operating Officer of McDonald’s Worldwide Restaurant Group from February 2002 to December 2002. Prior to that, he served as President and Chief Operating Officer of McDonald’s Europe, Asia/Pacific, Middle East and Africa from June 2001 to February 2002; and President of McDonald’s Europe from December 1997 to June 2001. Mr. Skinner has been with the Company for 35 years.

10	McDonald’s Corporation

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share.

	2005			2004
DOLLARS PER SHARE	High	Low	Dividend	High	Low	Dividend
Quarter:
First	34.56	30.81	—	29.98	24.54	—
Second	31.91	27.74	—	29.43	25.05	—
Third	35.03	27.36	.67	28.25	25.64	.55
Fourth	35.69	31.48	—	32.96	27.31	—

Year	35.69	27.36	.67	32.96	24.54	.55

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2006 was estimated to be 950,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow for debt repayments and returning cash to shareholders either through share repurchases or dividends. The Company has paid dividends on common stock for 30 consecutive years through 2005 and has increased the dividend amount at least once every year. As in the past, further dividends will be considered after reviewing dividend yields, profitability expectations and financing needs and will be declared at the discretion of the Company’s Board of Directors.

The following table presents information related to repurchases of common stock the Company made during the three months ended December 31, 2005.

Issuer purchases of equity securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program*	Maximum dollar amount that may yet be purchased under the program
October 1-31, 2005	1,083,276	$32.97	1,083,276	$2,230,750,000
November 1-30, 2005	787,500	$32.53	787,500	$2,205,129,000
December 1-31, 2005	365,356	$33.83	365,356	$2,192,770,000

Total	2,236,132	$32.96	2,236,132	$2,192,770,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In accordance with the Company’s internal policy, Company repurchases of shares were made only during limited timeframes in each month.

The following table summarizes information about our equity compensation plans as of December 31, 2005. All outstanding awards relate to our Common Stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	86,384,143	(1)	$24.99	54,840,399
Equity compensation plans not approved by security holders	52,497,004	(2)	$35.27

Total	138,881,147		$28.80	54,840,399

(1)	Includes stock options outstanding under the following plans: 2001 Omnibus Stock Ownership Plan–56,078,131 shares; 1992 Stock Ownership Incentive Plan (1992 Plan)–26,373,637 shares; 1975 Stock Ownership Option Plan (1975 Plan)–1,233,970 shares; and Non-Employee Director Stock Option Plan–161,332 shares. Also includes 2,537,073 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options outstanding under the following plans: 1992 Plan–51,451,254; 1975 Plan–1,000,000; and 1999 Non-Employee Director Stock Option Plan–45,750.

McDonald’s Corporation	11

Item 6.	SELECTED FINANCIAL DATA

11-year summary

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2005		2004		2003		2002		2001		2000	1999	1998		1997	1996	1995
Company-operated sales	$15,352		14,224		12,795		11,500		11,041		10,467	9,512	8,895		8,136	7,571	6,863
Franchised and affiliated revenues	$5,108		4,841		4,345		3,906		3,829		3,776	3,747	3,526		3,273	3,116	2,932

Total revenues	$20,460		19,065		17,140		15,406		14,870		14,243	13,259	12,421		11,409	10,687	9,795

Operating income	$4,022	(1)	3,541	(3)	2,832	(4)	2,113	(5)	2,697	(6)	3,330	3,320	2,762	(7)	2,808	2,633	2,601
Income before taxes and cumulative effect of accounting changes	$3,702	(1)	3,203	(3)	2,346	(4)	1,662	(5)	2,330	(6)	2,882	2,884	2,307	(7)	2,407	2,251	2,169
Net income	$2,602	(1,2)	2,279	(3)	1,471	(4,8)	893	(5,9)	1,637	(6)	1,977	1,948	1,550	(7)	1,642	1,573	1,427

Cash provided by operations	$4,337		3,904		3,269		2,890		2,688		2,751	3,009	2,766		2,442	2,461	2,296
Capital expenditures	$1,607		1,419		1,307		2,004		1,906		1,945	1,868	1,879		2,111	2,375	2,064
Treasury stock purchases	$1,228		605		439		687		1,090		2,002	933	1,162		765	605	321
Common stock cash dividends	$842		695		504		297		288		281	265	239		221	203	181

Financial position at year end:
Total assets	$29,989		27,838		25,838		24,194		22,535		21,684	20,983	19,784		18,242	17,386	15,415
Total debt	$10,140		9,220		9,731		9,979		8,918		8,474	7,252	7,043		6,463	5,523	4,836
Total shareholders’ equity	$15,146		14,201		11,982		10,281		9,488		9,204	9,639	9,465		8,852	8,718	7,861
Shares outstanding IN MILLIONS	1,263		1,270		1,262		1,268		1,281		1,305	1,351	1,356		1,371	1,389	1,400

Per common share:
Net income–diluted	$2.04	(1,2)	1.79	(3)	1.15	(4,8)	.70	(5,9)	1.25	(6)	1.46	1.39	1.10	(7)	1.15	1.08	.97
Dividends declared	$.67		.55		.40		.24		.23		.22	.20	.18		.16	.15	.13
Market price at year end	$33.72		32.06		24.83		16.08		26.47		34.00	40.31	38.41		23.88	22.69	22.56

Company-operated restaurants	9,283		9,212		8,959		9,000		8,378		7,652	6,059	5,433		4,887	4,294	3,783
Franchised restaurants	18,334		18,248		18,132		17,864		17,395		16,795	15,949	15,086		14,197	13,374	12,186
Affiliated restaurants	4,269		4,101		4,038		4,244		4,320		4,260	4,301	3,994		3,844	3,216	2,330

Total Systemwide restaurants	31,886		31,561		31,129		31,108		30,093		28,707	26,309	24,513		22,928	20,884	18,299

Franchised and affiliated sales(10)	$38,926		37,065		33,137		30,026		29,590		29,714	28,979	27,084		25,502	24,241	23,051

(1)	Includes $191 million ($130 million after tax or $0.10 per share) of share-based and related compensation due to the adoption of the Statement of Financial Accounting Standards (SFAS) No.123(R), “Share-Based Payment,” on January 1, 2005. See Summary of significant accounting policies note to the consolidated financial statements for further details.

(2)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) tax benefit due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns and $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate foreign earnings under the Homeland Investment Act.

(3)	Includes pretax operating charges of $130 million related to asset/goodwill impairment and $160 million ($21 million related to 2004 and $139 million related to prior years) for a correction in the Company’s lease accounting practices and policies (see Impairment and other charges (credits), net note to the consolidated financial statements for further details), as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $241 million ($172 million after tax or $0.13 per share).

(4)	Includes pretax charges of $408 million ($323 million after tax or $0.25 per share) primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment. See Impairment and other charges (credits), net note to the consolidated financial statements for further details.

(5)	Includes pretax charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring certain international markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs.

(6)	Includes pretax operating charges of $378 million primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment as well as net pretax nonoperating income of $125 million primarily related to a gain on the initial public offering of McDonald’s Japan, for a total pretax expense of $253 million ($143 million after tax or $0.11 per share).

(7)	Includes pretax charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of Made For You costs and $160 million related to a home office productivity initiative.

(8)	Includes a $37 million after tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of SFAS No.143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. See Summary of significant accounting policies note to the consolidated financial statements for further details.

(9)	Includes a $99 million after tax charge ($0.07 per share) to reflect the cumulative effect of the adoption of SFAS No.142, “Goodwill and Other Intangible Assets” (SFAS No.142), which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. Adjusted for the nonamortization provisions of SFAS No.142, net income per common share would have been $0.02 higher in 2001 and 2000 and $0.01 higher in 1999–1996.

(10)	While franchised and affiliated sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of the franchisee base.

12	McDonald’s Corporation

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Description of the business

The Company primarily franchises and operates McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, over 8,000 are operated by the Company, more than 18,000 are operated by franchisees/licensees and over 4,000 are operated by affiliates. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide capital for 100% of the business, including the real estate interest, while the Company generally has no capital invested.

While we view ourselves primarily as a franchisor, we continually review our restaurant ownership mix (that is our mix between Company-operated, conventional franchise, joint venture or developmental license) to deliver a great customer experience and drive profitability, with a focus on underperforming markets and markets where direct restaurant operation by us is unattractive due to market size, business conditions or legal considerations. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants along with our franchisees, we can develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations, the financial health of franchisees or other factors.

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

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, Middle East and Africa (APMEA); Latin America; and Canada. In addition, throughout this report we present a segment entitled “Other” that includes non-McDonald’s brands (e.g., Boston Market and Chipotle Mexican Grill (Chipotle)). The U.S. and Europe segments each account for approximately 35% of total revenues. France, Germany and the United Kingdom, collectively, account for over 60% of Europe’s revenues; Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for nearly 50% of APMEA’s revenues; and Brazil accounts for over 40% of Latin America’s revenues. These seven markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

In analyzing business trends, management considers a variety of performance and financial measures including comparable sales growth, Systemwide sales growth, operating margins and returns.

•	Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because the Company believes they better represent the underlying business trends.

•	Comparable sales are a key performance indicator used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales represent the percent change in constant currency sales from the same period in the prior year for all McDonald’s restaurants in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include road construction, reimaging or remodeling, and natural disasters. McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays, weekend days and timing of holidays in a given timeframe can have a positive or negative impact on comparable sales. The Company refers to this impact as the calendar shift/trading day adjustment. This impact varies geographically due to consumer spending patterns and has the greatest impact on monthly comparable sales. Typically, the annual impact is minimal, with the exception of leap years.

•

Systemwide sales include sales at all McDonald’s and Other restaurants, whether operated by the Company, by franchisees or by affiliates. While sales by franchisees and affiliates are not recorded as revenues by the Company,

McDonald’s Corporation	13

management believes the information is important in understanding the Company’s financial performance because it is the basis on which the Company calculates and records franchised and affiliated revenues and is indicative of the financial health of our franchisee base.

•	Return on incremental invested capital (ROIIC) is a measure reviewed by management over a one-year time period as well as longer time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by taking the constant foreign exchange rate change in operating income plus depreciation and amortization (numerator) and dividing this by the constant foreign exchange rate adjusted cash used for investing activities (denominator). The calculation assumes an average exchange rate over the periods included in the calculation.

Strategic direction and financial performance

The Company’s 50 years of success has been driven by the strength of McDonald’s global brand and our unique business relationship among franchisees, suppliers and the Company (collectively referred to as the System). This business model is key to our success, fostering our ability to be locally relevant, a competitor in the marketplace and a contributor to our communities. This strategic alignment enables the System to pursue innovative ideas that satisfy our customers and profitably grow our business.

In 2003, the Company initiated a comprehensive revitalization plan focused on maximizing customer satisfaction and strengthening our financial position. We redefined our strategy to emphasize growth through adding more customers to existing restaurants and aligned the System around our customer-focused Plan to Win. A combination of customer-centric initiatives designed to deliver operational excellence and leadership marketing were implemented around five drivers of exceptional customer experiences—people, products, place, price and promotion.

In 2004, we substantially achieved our near-term goals by executing our strategy. We improved the taste of many of our core menu offerings and introduced a variety of menu choices that were well received by customers such as new salad lines, breakfast and chicken offerings. We offered a variety of price points to appeal to a broad spectrum of customers. We streamlined processes such as new product development and restaurant operations, improved our training programs, and implemented performance measures, including a restaurant review and measurement process, to enable and motivate franchisees and restaurant employees to serve customers better. We also launched the “i’m lovin’ it” marketing theme, which achieved high levels of customer awareness worldwide.

Throughout 2005, we remained aligned and focused on executing the Plan to Win, using our customer-centric philosophy as our guide. Our 2005 performance reflected our continuously evolving customer relevance and powerful brand strength that culminated with December 2005 marking our 32nd consecutive month of positive global comparable sales. In the U.S., our strong sales momentum continued as increased customer demand for our core and premium products, breakfast menu and more convenient hours fueled growth on top of strong prior year comparisons. In Europe, we focused on gaining traction and building momentum across the entire segment. We had success in France and Russia and we gained traction in Germany where customers responded favorably to our Ein Mal Eins (“one by one”) value platform and premium products like Salads Plus. The U.K. remained a challenging marketplace and our efforts to gain traction in this market will take time. We are encouraged by our progress in Europe and confident that our focus on enhancing customers’ experience through menu, marketing and value initiatives will generate improvements over time.

Over the past three years, in line with our commitment to revitalize the brand, we have exercised greater financial discipline. We delivered against the targets laid out in our revitalization plan and achieved many significant milestones. Today, our resulting financial strength and substantial cash generating ability is a testament to System alignment and focus on growing our existing restaurant business. Our progress has created the opportunity to return even greater amounts of cash flow to shareholders through dividends and share repurchases after funding investments in our business that offer solid returns. In 2005, we increased the dividend to $.67 per share, a 185% increase from the 2002 dividend and we repurchased over $2.2 billion of common stock since the beginning of 2003 to enhance shareholder value.

Highlights from the year included:

•	Comparable sales increased 3.9% building on a 6.9% increase in 2004.

•	Systemwide sales increased 6%. Excluding the positive impact of currency translation, Systemwide sales increased 5%.

•	Consolidated revenues increased 7% to a record high of over $20 billion. Excluding the positive impact of currency translation, revenues increased 6%.

•	Net income per common share was $2.04 compared with $1.79 in 2004.

•	Cash from operations increased $433 million to $4.3 billion.

•	Capital expenditures were about $1.6 billion.

•	The annual dividend was increased 22% per share, to $0.67 or $842 million.

•	Share repurchases totaled about $1.2 billion.

•	One-year ROIIC was 46.0% and three-year ROIIC was 36.6% for 2005. The decrease in Impairment and other charges (credits) included in operating income benefited these returns 20 percentage points and 18 percentage points, respectively. (See Other matters for details of the calculation.)

14	McDonald’s Corporation

On January 1, 2005, the Company early adopted the Statement of Financial Accounting Standards No.123(R), Share-Based Payment (SFAS No.123(R)). This new accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this accounting treatment prospectively. In connection with the adoption, the Company adjusted the mix of employee long-term incentive-based compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. Share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements for years prior to the adoption. In 2005, share-based and related compensation expense was $0.10 per share. The pro forma share-based compensation for 2004 and 2003 was $0.11 per share and $0.17 per share, respectively.

During 2005, the Company repatriated approximately $3 billion of foreign historical earnings under the Homeland Investment Act (HIA). A majority of the repatriation was funded through local borrowings in certain markets, which totaled $2.9 billion. This resulted in an increase in cash and debt on our consolidated balance sheet at year end, which is expected to be temporary and does not signal any change in our financial and capital discipline. The repatriated cash will primarily be used to fund capital expenditures under our remodeling initiative, new restaurant openings and salaries in the U.S. Apart from HIA-related activity, the Company paid down over $1.2 billion of debt during 2005.

Outlook for 2006

The Company’s long-term goal is to create a differentiated customer experience—one that builds brand loyalty and delivers long term, profitable growth for all shareholders and the System. Our long term goals remain unchanged: average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These goals exclude the impact of foreign currency translation.

Our guiding customer-centric framework, the Plan to Win, remains solidly in place. We plan to create more relevant and deeper connections with our customers by capturing significant opportunities within the five fundamental drivers of our plan—people, products, place, price and promotion. The initiatives around each “P” continuously evolve to maximize customer relevance and System profitability. We are confident that our Plan, supported by our unique system of franchisees and suppliers and our collective alignment will continue to drive long term profitable growth and enhance shareholder value.

In 2006, we remain committed to offering quality products that satisfy our customers’ demands for choice and variety, promoting the importance of physical activity and providing nutritional information on our food packaging. We will continue to introduce locally relevant new products that complement our core menu and provide customers with more reasons to visit, more often. In the U.S., we will extend the variety of our salad and chicken lines with the introduction of an Asian chicken salad, and we expect to strengthen our share of the growing chicken sandwich market with our premium Spicy Chicken Sandwich. In Europe, we are continuing our focus on our everyday value menus, such as Ein Mal Eins and Pound Saver along with premium offerings including salads and sandwiches such as the Big Tasty. In Asia, where rice is a daily staple, we successfully introduced an innovative rice burger in 2005 in Taiwan—Kalubi beef or Spicy Chicken served on a lightly toasted rice patty—and have plans to extend this concept to other Asian markets in 2006.

Delivering value through a variety of menu price points that appeal to our broad range of customers has long been part of our history. A strong balance of core menu favorites, premium products and everyday value ensures that we can appeal to most people. In Europe and elsewhere, we continue to combine everyday value with a strong trade-up strategy to remain relevant to today’s customer and drive profitability.

We also plan to capitalize on opportunities to improve the customer experience in our restaurants through improved service and ambiance. We continue to implement people training programs to enhance the overall service experience and we will extend our Restaurant Operation Improvement Process (ROIP) measurement of restaurant execution to even more markets this year. Our remodeling efforts will continue around the globe. In 2006, 2,500 restaurants worldwide are expected to be remodeled, utilizing innovative, modern designs. We will continue to enhance customer convenience by extending operating hours, accepting debit, credit and gift cards, enabling wireless internet access and adding double drive thru lanes in select restaurants.

We believe providing information on nutrition and promoting physical activity support our customers’ needs to make the best choices for their lifestyles. Starting in 2006, we will provide nutrition information on the majority of our food packaging using an easy to understand icon and bar chart format. We plan to implement the new packaging in more than 20,000 restaurants by the end of the year. We are the first quick-service restaurant to do this, guided by customer input and independent experts from around the world.

In connection with executing the Plan to Win, to improve local relevance, profitability and returns, we continually evaluate ownership structures in our markets to identify potential operational and growth opportunities. The ownership mix in a given market depends on our plans for the market, local operating conditions, restaurant-level results in the market and legal and regulatory constraints. In the United States, France, Germany and Australia, for example, we believe that our current ownership mix is appropriate in light of current operating results. By contrast, we plan to re-franchise at least 50 Company-operated restaurants in the U.K. in 2006 and

McDonald’s Corporation	15

we expect that the percentage of Company-operated restaurants in that market will continue to decline from its current 63%. In Canada, we plan to review our Company-operated restaurants and determine the most appropriate ownership mix and organize personnel around a revised structure for the business. In countries where franchising is not yet a well established business model, such as China or Russia, we will continue to own and operate our restaurants.

We have also recently identified between 15 and 20 markets where we will pursue converting our existing ownership to a developmental licensee structure over the next three years. Under this structure, which the Company successfully employs in 32 countries outside the U.S. (approximately 800 restaurants), the licensees own the business, including the real estate interest, and use their local knowledge and their capital to build the brand and optimize sales and profitability over the long-term. Included in these 32 countries were two additional markets (325 restaurants) that became developmental licensees in 2005 and work on this change of ownership began a couple of years ago. While the Company generally has no capital invested in this type of market, it does receive a royalty based on a percent of sales. The royalty rate varies by market and is based on growth and profitability opportunity within the market.

Our plans to change our ownership mix through conventional re-franchising and increased use of developmental licenses will affect our results. The results of Company-operated restaurants are recorded in our consolidated financial statements, and we are responsible for their ongoing capital investments, whereas restaurants operated under franchise or license agreements generate revenue streams without a comparable level of capital investment by us. We do not expect that the financial impact of our plans to adjust our ownership mix will be material in 2006 given the time required to execute these plans.

Our plans to convert markets to a developmental license structure depend on our ability to identify prospective licensees with the experience and financial resources to be effective operators of McDonald’s restaurants. We are in the process of identifying potential licensees in some of these markets, but we cannot predict how quickly we will complete transactions. The markets that we have targeted as candidates for developmental licenses had in the aggregate about 1,500 restaurants (predominately Company-operated) and in 2005 had $1.5 billion in sales, $50 million in capital expenditures, $100 million in selling, general & administrative expenses and generated a modest operating loss.

At December 31, 2005, the Company’s net investment in these markets was about $1.6 billion. As a result of our annual testing, we recorded impairment charges for some of these markets in the last three years. For others, current cash flows or undiscounted projected cash flows are such that no impairment charges were required. In each case, our impairment testing was based on the assumption that these markets will continue to be operated under the existing ownership structure. We will continue our annual impairment testing for these assets based on this assumption until it becomes probable that a transaction will occur within 12 months, and we can reasonably estimate our sales proceeds. We may not recover our entire net investment in each of these markets and may therefore record losses in future periods as we adjust our ownership mix. The timing and amount of any losses will depend on the circumstances of each transaction. Currently, we do not believe that any significant transactions are likely to be completed within 12 months.

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	Changes in constant currency Systemwide sales are driven by changes in comparable sales and restaurant unit expansion. The Company expects net restaurant additions to add about 1 percentage point to sales growth in 2006 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2005.

•	The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	The Company expects full-year 2006 selling, general & administrative expenses to increase at a rate less than Systemwide sales, in constant currencies, and to decline as a percent of revenues, compared with 2005 without considering any impact of changes in ownership mix.

•	A significant part of the Company’s operating income is generated outside the U.S., and about 80% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2005, the Company’s annual earnings per share would change about 6 cents to 7 cents. Based on current rates, foreign currency translation is expected to negatively affect earnings in the first quarter 2006.

•	The Company plans to return to pre-HIA debt and cash levels as we pay down debt over the next couple of years. The late 2005 borrowings, used to fund dividend payments to repatriate earnings back to the U.S. parent-company, resulted in a temporary increase in both cash and debt on our year-end consolidated balance sheet. However, our net debt position (gross debt outstanding less cash available for investment) has improved significantly, excluding this one-time opportunity. The Company expects interest expense in 2006 to increase 7% to 9% compared with 2005, based on current interest and foreign currency exchange rates. We expect this increase will be partly offset by the related higher interest income from cash available for investing, resulting in a 4% to 6% increase in interest expense, net of interest income.

16	McDonald’s Corporation

•	The Company expects the effective income tax rate for the full year 2006 to be approximately 31% to 33%, although some volatility may be experienced between the quarters in the normal course of business.

•	The Company expects capital expenditures for 2006 to be approximately $1.8 billion.

•	In 2006 and 2007 combined, the Company expects to return between $5 billion and $6 billion to shareholders through a combination of shares repurchased and dividends. The Company expects to complete share repurchases of about $1 billion in the first quarter of 2006.

•	In January 2006, Chipotle completed an initial public offering of 6.1 million shares resulting in proceeds of approximately $120 million to Chipotle. McDonald’s sold 3.0 million Chipotle shares resulting in proceeds to the Company of $61 million, while still remaining the majority shareholder. As a result of the offering, the Company will record a pretax nonoperating gain of about $50 million in the first quarter of 2006.

•	During the first quarter 2006, the Company has taken certain actions to improve profitability in two challenging markets. In Brazil, we reached an agreement to acquire restaurants operated by several litigating franchisees and expect to incur pretax charges of approximately $20 million. In the U.K., as part of a strategic review of its “high street” locations, the Company has developed a plan that focuses on improving profits of those sites. In connection with that plan, we expect to close 25 restaurants in the U.K. in the first quarter 2006, resulting in lease cancellation and other charges of approximately $40 million pretax.

CONSOLIDATED OPERATING RESULTS

Operating results

	2005		2004		2003
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount

Revenues
Sales by Company-operated restaurants	$15,352	8%	$14,224	11%	$12,795
Revenues from franchised and affiliated restaurants	5,108	6	4,841	11	4,345

Total revenues	20,460	7	19,065	11	17,140

Operating costs and expenses
Company-operated restaurant expenses	13,113	8	12,100	10	11,006
Franchised restaurants-occupancy expenses	1,022	2	1,003	7	938
Selling, general & administrative expenses	2,221	12	1,980	8	1,833
Impairment and other charges (credits), net	(28)	nm	290	(29)	408
Other operating expense, net	110	(27)	151	23	123

Total operating costs and expenses	16,438	6	15,524	8	14,308

Operating income	4,022	14	3,541	25	2,832
Interest expense	356	(1)	358	(8)	388
Nonoperating (income) expense, net	(36)	78	(20)	nm	98

Income before provision for income taxes and cumulative effect of accounting change	3,702	16	3,203	36	2,346

Provision for income taxes	1,100	19	924	10	838

Income before cumulative effect of accounting change	2,602	14	2,279	51	1,508
Cumulative effect of accounting change, net of tax*				nm	(37)

Net income	$2,602	14%	$2,279	55%	$1,471

Per common share–diluted:
Income before cumulative effect of accounting change	$2.04	14%	$1.79	52%	$1.18
Cumulative effect of accounting change*				nm	(.03)
Net income	$2.04	14%	$1.79	56%	$1.15

Weighted average common shares outstanding–diluted	1,274.2		1,273.7		1,276.5

*	See Accounting changes section for further discussion.

nm	Not meaningful.

McDonald’s Corporation	17

Net income and diluted net income per common share

In 2005, net income and diluted net income per common share were $2,602 million and $2.04, respectively. As a result of the adoption of SFAS No.123(R) and the related compensation remix, 2005 net income included $130 million or $0.10 per share of share-based and related compensation expense. The 2005 results also included a net tax benefit of $73 million or $0.05 per share comprised of $179 million or $0.14 per share tax benefit due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns and $106 million or $0.09 per share of incremental tax expense resulting from the decision to repatriate foreign earnings under HIA. In addition, 2005 included impairment and other charges and credits that netted to $28 million of pretax income ($12 million income after tax or $0.01 of income per share).

In 2004, net income and diluted net income per common share were $2,279 million and $1.79, respectively (or $1.68 per share including pro forma share-based compensation expense of $0.11 per share). The 2004 results included pretax operating charges of $160 million ($105 million after tax or $0.08 per share) related to a lease accounting correction and $130 million ($116 million after tax or $0.09 per share) related to asset and goodwill impairment charges, primarily in South Korea. In 2004, results also included pretax nonoperating income of $49 million ($49 million after tax or $0.04 per share) relating to the sale of the Company’s interest in a U.S. real estate partnership that resulted in the utilization of certain previously unrealized capital loss carryforwards.

In 2003, net income and diluted net income per common share after cumulative effect of accounting change were $1,471 million and $1.15, respectively (or $0.98 per share including pro forma share-based compensation expense of $0.17 per share). The 2003 results included net pretax charges of $408 million ($323 million after tax or $0.25 per share) primarily related to the disposition of certain non-McDonald’s brands and asset and goodwill impairment, primarily in Latin America.

Refer to the Impairment and other charges (credits), net section as well as the Summary of significant accounting policies note to the consolidated financial statements for further discussion.

For 2005, diluted weighted average shares outstanding were relatively flat compared to 2004. Shares outstanding at the beginning of 2005 were higher than the prior year due to stock options exercised exceeding treasury stock purchased during 2004. Treasury stock purchased in 2005 offset this higher balance as well as the impact of options exercised during the year.

In 2004, diluted weighted average shares outstanding decreased compared to 2003. Shares outstanding at the beginning of the year were lower than the prior year due to treasury stock purchased exceeding stock options exercised in 2003, partly offset by a higher dilutive effect of stock options outstanding.

Impact of foreign currencies on reported results

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2005, revenues were positively impacted by the Brazilian Real and the Canadian Dollar, but operating income and net income were minimally impacted by foreign currency translation. The Euro had a minimal impact on reported results. In 2004 and 2003, foreign currency translation had a positive impact on consolidated revenues, operating income and net income due to the strengthening of several major currencies, primarily the Euro.

Impact of foreign currency translation on reported results

	Reported amount			Currency translation benefit/(cost)
IN MILLIONS, EXCEPT PER SHARE DATA	2005	2004	2003	2005	2004	2003
Revenues	$20,460	$19,065	$17,140	$238	$779	$886
Company-operated margins(1)	2,099	2,003	1,695	19	91	101
Franchised margins(1)	4,078	3,832	3,405	15	139	195
Selling, general & administrative expenses	2,221	1,980	1,833	(17)	(57)	(68)
Operating income	4,022	3,541	2,832	11	160	189
Income before cumulative effect of accounting change	2,602	2,279	1,508	1	80	89
Net income	2,602	2,279	1,471	1	80	89
Per common share-diluted:
Income before cumulative effect of accounting change	2.04	1.79	1.18	—	.06	.07
Net income	2.04	1.79	1.15	—	.06	.07

(1)	Includes McDonald’s restaurants only.

18	McDonald’s Corporation

Revenues

In both 2005 and 2004, consolidated revenue growth was driven by positive comparable sales as well as stronger foreign currencies.

Revenues

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
DOLLARS IN MILLIONS	2005	2004	2003	2005	2004	2005	2004
Company-operated sales:
U.S.	$4,098	$3,828	$3,594	7%	7%	7%	7%
Europe	5,465	5,174	4,498	6	15	5	5
APMEA	2,453	2,390	2,158	3	11	—	7
Latin America	1,237	933	774	33	21	23	21
Canada	765	730	632	5	16	(2)	8
Other	1,334	1,169	1,139	14	3	14	3

Total	$15,352	$14,224	$12,795	8%	11%	6%	6%

Franchised and affiliated revenues:(1)
U.S.	$2,857	$2,697	$2,445	6%	10%	6%	10%
Europe	1,607	1,563	1,377	3	14	3	3
APMEA	362	331	289	10	14	7	4
Latin America	90	75	85	20	(12)	15	(10)
Canada	183	168	146	9	15	1	7
Other	9	7	3	38	nm	38	nm

Total	$5,108	$4,841	$4,345	6%	11%	5%	7%

Total revenues:
U.S.	$6,955	$6,525	$6,039	7%	8%	7%	8%
Europe	7,072	6,737	5,875	5	15	5	4
APMEA	2,815	2,721	2,447	3	11	1	7
Latin America	1,327	1,008	859	32	17	22	18
Canada	948	898	778	6	15	(2)	8
Other	1,343	1,176	1,142	14	3	14	3

Total	$20,460	$19,065	$17,140	7%	11%	6%	7%

(1)	Includes the Company’s revenues from conventional franchisees, developmental licensees and affiliates.

In the U.S., the increase in revenues in 2005 was driven by multiple initiatives that are delivering variety like our new Premium Chicken Sandwiches, convenience such as cashless payment options and extended hours as well as our continued focus on value. In 2004, the increase in revenues was due to the combined strength of the strategic menu, marketing and service initiatives. Franchised and affiliated revenues increased at a higher rate than Company-operated sales in 2004 due to a higher percentage of franchised restaurants throughout the year compared with 2003.

Europe’s increase in revenues for 2005 was due to strong comparable sales in Russia, which is entirely Company-operated, and positive comparable sales in France and Germany, partly offset by negative comparable sales in the U.K. In 2004, the increase in Europe’s revenues was due to strong comparable sales in Russia and positive comparable sales in France, the U.K. and many other markets, partly offset by poor performance in Germany.

In APMEA, revenues for 2005 benefited from strong comparable sales in Australia and Taiwan, and were negatively impacted by the conversion of two markets (about 325 restaurants) to developmental licensee structures during 2005. In addition, revenues benefited from expansion in China, partly offset by that market’s negative comparable sales. In 2004, the increase in APMEA’s revenues was due primarily to strong performance in China and Australia as well as positive comparable sales in many other markets, partly offset by poor performance in South Korea.

In Latin America, revenues in 2005 and 2004 increased in constant currencies primarily due to positive comparable sales in many markets and a higher percentage of Company-operated restaurants compared with prior years.

McDonald’s Corporation	19

The following tables present Systemwide sales growth rates and the increase or decrease in comparable sales.

Systemwide sales

	Increase/(decrease)			Increase/(decrease) excluding currency translation
	2005	2004	2003	2005	2004	2003
U.S.	5%	10%	9%	5%	10%	9%
Europe	4	14	18	4	4	2
APMEA	6	12	6	6	6	(2)
Latin America	21	13	(4)	13	13	4
Canada	8	15	17	1	7	4
Other	14	—	10	14	—	10

Total	6%	12%	11%	5%	8%	5%

Comparable sales–McDonald’s restaurants

	Increase/(decrease)
	2005	2004	2003
U.S.	4.4%	9.6%	6.4%
Europe	2.6	2.4	(0.9)
APMEA	4.0	5.6	(4.2)
Latin America	11.6	13.0	2.3
Canada	0.3	5.4	—

Total	3.9%	6.9%	2.4%

Operating margins

Operating margin information and discussions relate to McDonald’s restaurants only and exclude non-McDonald’s brands.

•	Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented more than 65% of the combined operating margins in 2005, 2004 and 2003. Franchised margin dollars increased $246 million or 6% (6% in constant currencies) in 2005 and $427 million or 13% (8% in constant currencies) in 2004. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in all three years.

Franchised margins–McDonald’s restaurants

IN MILLIONS	2005	2004	2003
U.S.	$2,326	$2,177	$1,945
Europe	1,235	1,195	1,044
APMEA	314	284	248
Latin America	62	45	54
Canada	141	131	114

Total	$4,078	$3,832	$3,405

PERCENT OF REVENUES
U.S.	81.4%	80.7%	79.5%
Europe	76.9	76.5	75.8
APMEA	86.7	85.7	85.6
Latin America	68.5	60.1	64.3
Canada	76.8	78.0	78.2

Total	80.0%	79.3%	78.4%

The consolidated franchised margin percent increased in 2005 and 2004. Both periods benefited from strong comparable sales but reflected higher occupancy costs.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $96 million or 5% (4% in constant currencies) in 2005 and increased $308 million or 18% (13% in constant currencies) in 2004. The U.S. and Europe segments accounted for more than 75% of the company-operated margin dollars in both periods.

Company-operated margins–McDonald’s restaurants

IN MILLIONS	2005	2004	2003
U.S.	$768	$731	$635
Europe	817	807	708
APMEA	267	264	213
Latin America	141	89	47
Canada	106	112	92

Total	$2,099	$2,003	$1,695

PERCENT OF SALES
U.S.	18.8%	19.1%	17.7%
Europe	14.9	15.6	15.7
APMEA	10.9	11.0	9.9
Latin America	11.4	9.5	6.1
Canada	13.9	15.3	14.6

Total	15.0%	15.3%	14.5%

In the U.S., the Company-operated margin percent in 2005 benefited from positive comparable sales, more than offset by higher commodity, labor and occupancy costs. In 2004, the Company-operated margin percent increased primarily due to positive comparable sales, partly offset by higher commodity costs and higher staffing levels. Commodity cost pressures are expected to ease in 2006.

In Europe, the Company-operated margin percent in 2005 decreased due to the U.K., primarily as a result of higher labor costs and negative comparable sales, partly offset by strong performance in Russia. In addition, higher beef costs had a negative impact across the segment for the year. In 2004, Russia’s strong performance also benefited the Company-operated margin percent but was more than offset by weak performance in Germany and the U.K. as well as higher commodity costs across the segment. Commodities are expected to have a slightly negative impact in the first quarter of 2006 and remain relatively flat for the year.

In APMEA, the Company-operated margin percent in both 2005 and 2004 was negatively impacted by weak results in South Korea, partly offset by improvements in Hong Kong. In addition, 2004 benefited from improved performance in Australia and China.

In Latin America, the Company-operated margin percent in both years reflected improved performance, driven by strong comparable sales in Brazil, Argentina and Venezuela.

20	McDonald’s Corporation

•	Supplemental information regarding Company-operated McDonald’s restaurants

As noted earlier, we continually review our restaurant ownership mix with a goal of improving local relevance, profits and returns. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, we can develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor.

Like other restaurant companies, we report results for Company-operated restaurants based on their sales, less costs directly incurred by that business including occupancy costs, and we report the results for franchised restaurants based on franchised revenues, less associated occupancy costs. For this reason and because we manage our business based on geographic segments and not on the basis of our ownership structure, we do not specifically allocate selling, general & administrative expenses and other operating (income) expenses to Company-operated or franchised restaurants. Other operating items that relate to the Company-operated restaurants generally include gains on sales of restaurant businesses and, to a lesser extent, write-offs of equipment and leasehold improvements.

We believe that the following supplemental information regarding our Company-operated restaurants in our most mature and significant markets will assist investors in understanding the performance of this business as if it were operated as franchised restaurants. While this analysis would shift certain revenues and costs between Company-operated and franchised margins, consolidated operating margins would not change. In our Company-operated margins, our occupancy expense (outside rent expense and depreciation for buildings & leasehold improvements) would be replaced by rents and service fees comparable to those paid by franchisees.

Since selling, general & administrative expenses are not specifically allocated to the Company-operated restaurant business, an estimate of costs to support this business was made by the U.S., Canada and our three major markets in Europe. We believe, on average, a range of $40,000 to $50,000 per restaurant is typical, but will vary depending on local circumstances and the structure of the market. These costs reflect the support services we believe are necessary to provide the best customer experience. Other selling, general & administrative costs to support the brand would be covered by a service fee charged to this business.

	U.S.			Europe			Canada
DOLLARS IN MILLIONS	2005	2004	2003	2005	2004	2003	2005	2004	2003
Number of Company-operated restaurants at year end	2,097	2,002	2,034	2,382	2,358	2,307	499	474	472
Sales by Company-operated restaurants	$4,098	$3,828	$3,594	$5,465	$5,174	$4,498	$765	$730	$632
Company-operated margin	$768	$731	$635	$817	$807	$708	$106	$112	$92
Outside rent expense(1)	$79	$67	$66	$225	$207	$178	$19	$18	$16
Depreciation—buildings & leasehold improvements	$68	$60	$60	$97	$93	$83	$8	$7	$7
Average franchise rent & service fees as a percent of sales(2)	13%	13%	13%	17%	17%	17%	13%	14%	13%

(1)	Represents rent on leased sites. The percentage of sites owned versus leased varies by country.

(2)	Europe has many countries with varying economic profiles and a wide range of franchise rent & service fees as a percent of sales.

McDonald’s Corporation	21

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses increased 12% in 2005 and 8% in 2004 (11% and 5% in constant currencies). The share-based and related incremental compensation expense due to the adoption of SFAS No.123(R) accounted for a majority of the constant currency increase in 2005. The constant currency increase in 2004 reflected higher performance-based incentive compensation.

Selling, general & administrative expenses as a percent of revenues were 10.9% in 2005 compared with 10.4% in 2004 and 10.7% in 2003, and selling, general & administrative expenses as a percent of Systemwide sales were 4.1% in 2005 compared with 3.9% in 2004 and 4.0% in 2003. The share-based and related incremental compensation expense increased these ratios 0.9 percentage points and 0.3 percentage points, respectively, in 2005. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
DOLLARS IN MILLIONS	2005(2)	2004	2003	2005	2004	2005	2004
U.S.	$697	$602	$567	16%	6%	16%	6%
Europe	556	485	424	15	14	15	4
APMEA	218	189	173	15	9	13	4
Latin America	138	107	102	29	5	21	5
Canada	75	64	54	17	20	9	11
Other	110	96	115	15	(16)	15	(16)
Corporate(1)	427	437	398	(2)	10	(2)	10

Total	$2,221	$1,980	$1,833	12%	8%	11%	5%

(1)	Corporate expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Effective January 1, 2005, there was a reclassification of certain information technology expenses totaling approximately $22 million from the Corporate to the U.S. segment.

(2)	Segments reflected the following share-based and related incremental compensation expense (in millions): U.S.–$52; Europe–$46; APMEA–$20; Latin America–$7; Canada–$7; Other–$3; Corporate–$47; Total–$182.

The table below details the pro forma share-based expense for 2004 and 2003 for comparability purposes.

	Pro forma share-based expense		Pro forma selling, general & administrative expense		Pro forma increase/(decrease) excluding currency translation
DOLLARS IN MILLIONS	2004(1)	2003(1)	2004(2)	2003(2)	2005	2004
U.S.	$69	$105	$671	$672	4%	—%
Europe	49	71	534	495	4	(1)
APMEA	22	32	211	205	1	(2)
Latin America	9	12	116	114	12	2
Canada	8	15	72	69	(3)	(1)
Other	6	9	102	124	8	(18)
Corporate	78	110	515	508	(17)	1

Total	$241	$354	$2,221	$2,187	(1)%	(1)%

(1)	For 2004, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $156 million after tax, of which $7 million of expense related to restricted stock units (RSUs) was included in net income. The remaining $149 million after tax ($241 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes. For 2003, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $224 million after tax, of which $4 million of expense related to RSUs was included in net income. The remaining $220 million after tax ($354 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes.

(2)	Calculated by adding pro forma share-based expense to reported selling, general & administrative expenses.

22	McDonald’s Corporation

Impairment and other charges (credits), net

On a pretax basis, the Company recorded impairment and other charges (credits), net of ($28) million in 2005, $290 million in 2004 and $408 million in 2003 associated with goodwill and asset impairment, as well as a lease accounting correction in 2004 and certain strategic actions in 2003. McDonald’s management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net

	Pretax			After tax(2)			Per common share– diluted
IN MILLIONS, EXCEPT PER SHARE DATA	2005	2004	2003	2005	2004	2003	2005	2004	2003
Restaurant closings/impairment(1)	$23	$130	$136	$21	$116	$140	$.01	$.09	$.11
Restructuring	(51)		272	(33)		183	(.02)		.14
Lease accounting correction		160			105			.08

Total	$(28)	$290	$408	$(12)	$221	$323	$(.01)	$.17	$.25

(1)	Although restaurant closings occur each year, the restaurant closing charges in 2003, discussed below, were the result of a separate review by management in conjunction with other strategic actions.

(2)	Certain items were not tax effected.

•	Restaurant closings/impairment

In 2005 and 2004, the Company recorded $23 million and $130 million of pretax charges for impairment, respectively, primarily due to South Korea and its continued poor results.

In 2003, the Company recorded $136 million of net pretax charges consisting of: $148 million primarily related to impairment in Latin America; $30 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $42 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.

•	Restructuring

In 2005, the Company recorded $51 million of pretax income, primarily due to favorable adjustments related to the conversion of a market to a developmental licensee in APMEA and certain liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs.

In 2003, the Company recorded $272 million of pretax charges consisting of: $237 million related to the loss on the sale of Donatos Pizzeria, the closing of all Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35 million related to revitalization plan actions of McDonald’s Japan.

•	Lease accounting correction

During 2004, like other companies in the restaurant and retail industries, the Company reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, the Company corrected an error in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction primarily accelerated the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction related solely to accounting treatment, it did not affect McDonald’s historical or future cash flows or the timing of payments under the related leases. Its effect on the Company’s earning per share, cash from operations and shareholders’ equity was immaterial. These adjustments primarily impacted the U.S., China, Boston Market and Chipotle. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations.

Impairment and other charges (credits) by segment

IN MILLIONS	U.S.	Europe	APMEA	Latin America	Canada	Other	Corporate	Consolidated
2005
Restaurant closings/impairment		$4	$16	$3				$23
Restructuring			(25)				$(26)	(51)

Total		$4	$(9)	$3			$(26)	$(28)

2004
Restaurant closings/impairment	$10	$25	$93	$2				$130
Lease accounting correction	70	1	46		$4	$39		160

Total	$80	$26	$139	$2	$4	$39		$290

2003
Restaurant closings/impairment	$(11)	$(20)	$20	$109	$(1)	$29	$10	$136
Restructuring			35			237		272

Total	$(11)	$(20)	$55	$109	$(1)	$266	$10	$408

McDonald’s Corporation	23

Other operating expense, net

Other operating (income) expense, net

IN MILLIONS	2005	2004	2003
Gains on sales of restaurant businesses	$(45)	$(45)	$(55)
Equity in earnings of unconsolidated affiliates	(53)	(60)	(37)
Asset dispositions and other expense	208	256	215

Total	$110	$151	$123

•	Gains on sales of restaurant businesses

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

Equity in earnings of unconsolidated affiliates—businesses in which the Company actively participates but does not control—is reported after interest expense and income taxes, except for U.S. restaurant partnerships, which are reported before income taxes. Results in 2005 decreased primarily due to results at our Japanese affiliate, which included a one-time adjustment for restaurant employees’ back pay. The increase in 2004 was primarily due to stronger performance in the U.S. and improved results from our Japanese affiliate.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for contingencies and uncollectible receivables and other miscellaneous expenses. Asset dispositions and other expense for 2005 reflected lower losses on asset dispositions and lower costs to acquire restaurants owned by litigating franchisees in Brazil. Asset dispositions and other expense in 2004 reflected higher losses on asset dispositions compared with 2003, certain costs incurred to acquire restaurants operated by litigating franchisees in Brazil and provisions for certain contingencies.

Operating income

Consolidated operating income in 2005 and 2004 included higher combined operating margin dollars partly offset by higher selling, general & administrative expenses when compared with the prior year.

Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
DOLLARS IN MILLIONS	2005(1)	2004	2003	2005	2004	2005	2004
U.S.	$2,422	$2,182	$1,982	11%	10%	11%	10%
Europe	1,449	1,471	1,339	(1)	10	(2)	—
APMEA	345	200	226	72	(11)	70	(20)
Latin America	30	(20)	(171)	nm	89	nm	91
Canada	156	178	163	(13)	9	(19)	2
Other	25	(16)	(295)	nm	94	nm	94
Corporate	(405)	(454)	(412)	11	(10)	11	(10)

Total	$4,022	$3,541	$2,832	14%	25%	13%	19%

nm	Not meaningful.

(1)	Segments reflected the following share-based and related incremental compensation expense (in millions): U.S.–$56; Europe –$48; APMEA–$21; Latin America–$8; Canada–$8; Other–$3; Corporate–$47; Total–$191 ($182 million in selling, general & administrative expense and $9 million in Company-operated margins).

24	McDonald’s Corporation

The table below details the pro forma share-based expense for 2004 and 2003 for comparability purposes.

	Pro forma share-based expense		Pro forma operating income		Pro forma increase/(decrease) excluding currency translation
DOLLARS IN MILLIONS	2004(1)	2003(1)	2004(2)	2003(2)	2005	2004
U.S.	$69	$105	$2,113	$1,877	15%	13%
Europe	49	71	1,422	1,268	2	2
APMEA	22	32	178	194	92	(18)
Latin America	9	12	(29)	(183)	nm	87
Canada	8	15	170	148	(15)	7
Other	6	9	(22)	(304)	nm	93
Corporate	78	110	(532)	(522)	24	(2)

Total	$241	$354	$3,300	$2,478	22%	27%

(1)	For 2004, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $156 million after tax, of which $7 million of expense related to RSUs was included in net income. The remaining $149 million after tax ($241 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes. For 2003, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $224 million after tax, of which $4 million of expense related to RSUs was included in net income. The remaining $220 million after tax ($354 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes.

(2)	Calculated by subtracting pro forma share-based expense from reported operating income.

The following discussion on Operating income relates to pro forma increase/(decrease) excluding currency translation in the table above.

In 2005 and 2004, U.S. operating income included higher combined operating margin dollars compared to 2004 and 2003, respectively. Selling, general & administrative expense in 2005 was higher partly due to certain information technology expenses previously recorded in the Corporate segment. Other operating expense decreased in 2005 compared to 2004 and increased in 2004 compared to 2003 due to higher asset dispositions in 2004. In 2004, operating income included charges related to the lease accounting correction of $70 million as well as impairment charges of $10 million.

In Europe, results for 2005 reflected strong performance in France and Russia, improved performance in Germany and weak results in the U.K. In addition, results included a supply chain charge of $24 million, which negatively impacted the operating income growth rate by approximately 2 percentage points. In 2004, results benefited from strong performances in France and Russia as well as improved performance in Italy, offset by weak results in the U.K. and Germany. In addition, 2004 results included impairment charges of $25 million.

In APMEA, results for 2005 were positively impacted by strong performance in Australia partly offset by weak results in Japan, China and South Korea. In 2004, operating income also benefited from Australia’s performance as well as improved performance in Hong Kong and China, partly offset by poor results in South Korea. Results for 2004 also included charges related to the lease accounting correction of $46 million as well as impairment charges of $93 million.

In Latin America, results for 2005 improved due to continued strong sales performance in most markets as well as lower costs to acquire restaurants owned by litigating franchisees in Brazil when compared to 2004. In 2004, Latin America’s operating loss decreased as compared with 2003, due to impairment charges in 2003 as well as significantly lower provisions for uncollectible receivables and improved performance in Venezuela and Argentina. In addition, operating income in 2004 included certain costs incurred to acquire restaurants owned by litigating franchisees in Brazil.

In the Corporate segment, results for 2005 benefited from lower share-based compensation, certain information technology expenses that are now reflected in the U.S. segment, lower incentive-based compensation and a favorable adjustment to certain liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs.

Interest expense

Interest expense for 2005 reflected higher average interest rates and lower average debt levels. HIA debt borrowed late in the fourth quarter had a minimal impact on the average debt levels for 2005. Interest expense decreased in 2004 due to lower average debt levels and interest rates, partly offset by stronger foreign currencies.

Nonoperating (income) expense, net

Nonoperating (income) expense, net

IN MILLIONS	2005	2004	2003
Interest income	$(73)	$(28)	$(13)
Translation loss	7	28	23
Gain on sale of U.S. real estate partnership		(49)
Other expense	30	29	88

Total	$(36)	$(20)	$98

Interest income consists primarily of interest earned on short-term cash investments. Translation losses primarily relate to gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign cash flow streams. Other expense primarily consists of gains or losses on early extinguishment of debt, amortization of deferred debt issuance costs and minority interest expense.

McDonald’s Corporation	25

Provision for income taxes

In 2005, 2004 and 2003, the reported effective income tax rates were 29.7%, 28.9% and 35.7%, respectively. In 2005, the effective tax rate included a benefit of $179 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by additional expense of approximately $106 million related to the Company’s decision to take advantage of the one-time opportunity provided under HIA to repatriate certain foreign earnings. The net of both items benefited the 2005 effective tax rate by about 2 percentage points. The effective income tax rate for the full year 2004 benefited from an international transaction and the utilization of certain previously unrealized capital loss carryforwards. In 2003, the effective income tax rate included a benefit of $102 million due to a favorable audit settlement of the Company’s 1997–1999 U.S. tax returns, as well as certain asset impairment and other charges that were not tax affected.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1,111 million in 2005 and $1,319 million in 2004. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

Accounting changes

•	SFAS Statement No.123(R)

Effective January 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123(R) using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation, and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated. Refer to the Summary of significant accounting policies note to the consolidated financial statements for further discussion of this item.

In 2005, in connection with its adoption of SFAS No.123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing cash-based incentives and other equity based awards. For the year ended 2005, results included pretax expense of $191 million (or $0.10 per share after tax) of which $154 million related to share-based compensation and $37 million related to the compensation shift.

•	Cumulative effect of accounting change

Effective January 1, 2003, the Company adopted the Statement of Financial Accounting Standards No.143, Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. The ongoing annual impact of this statement is not material to the Company.

CASH FLOWS

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchase.

Cash from operations totaled $4.3 billion and exceeded capital expenditures by $2.7 billion in 2005, while cash from operations totaled $3.9 billion and exceeded capital expenditures by $2.5 billion in 2004. Cash provided by operations increased $433 million in 2005 and $635 million in 2004 due to strong operating results, primarily in the U.S., and changes in working capital. The changes in working capital in 2005 benefited from lower income tax payments compared with the prior year. The Company expects to have higher income tax payments in 2006.

Cash used for investing activities totaled $1.8 billion in 2005, an increase of $435 million primarily due to higher capital expenditures and increased purchases of restaurant businesses. Cash used for investing activities totaled $1.4 billion in 2004, flat compared with 2003, due to higher capital expenditures and lower sales of property, offset by lower purchases of restaurant businesses.

Cash from financing activities totaled $362 million in 2005, an increase of $2.0 billion primarily due to $2.9 billion of local borrowings related to HIA and higher proceeds from employee stock option exercises. The increase was partly offset by higher share repurchases, higher debt repayments and an increase in the common stock dividend. In 2004, cash used for financing activities totaled $1.6 billion, a decrease of $103 million primarily due to higher proceeds from employee stock option exercises and lower debt repayments, partly offset by higher share repurchases and an increase in the common stock dividend.

As a result of the above activity, the Company’s cash and equivalents balance increased $2.9 billion in 2005 to $4.3 billion, compared to an increase of $887 million in 2004. The Company plans to return to pre-HIA cash levels over the next couple of years as we use this cash to fund capital expenditures under our remodeling initiatives, new restaurants openings and salaries in the U.S.

In addition to cash and equivalents and cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements.

Restaurant development and capital expenditures

In 2005, the Company opened 558 traditional McDonald’s restaurants and 120 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 145 traditional restaurants and 263 satellite restaurants. In 2004, the Company opened 430 traditional McDonald’s restaurants and 198 satellite restaurants, and closed 185 traditional restaurants and 134 satellite restaurants. About 85% and 70% of McDonald’s net restaurant additions occurred in the major markets in 2005 and 2004, respectively.

26	McDonald’s Corporation

Systemwide restaurants at year end(1)

	2005	2004	2003
U.S.	13,727	13,673	13,609
Europe	6,352	6,287	6,186
APMEA	7,692	7,567	7,475
Latin America	1,617	1,607	1,578
Canada	1,378	1,362	1,339
Other	1,120	1,065	942

Total	31,886	31,561	31,129

(1)	Includes satellite units at December 31, 2005, 2004 and 2003 as follows: U.S.–1,268, 1,341, 1,307; Europe–190, 181, 150; APMEA (primarily Japan)–1,730, 1,819, 1,841; Latin America–8,13, 20; and Canada–395, 378, 350.

In 2006, the Company expects to open about 700 traditional McDonald’s restaurants and 100 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

Approximately 65% of Company-operated restaurants and more than 85% of franchised and affiliated restaurants were located in the major markets at the end of 2005. Franchisees and affiliates operated 73% of McDonald’s restaurants at year-end 2005. Non-McDonald’s brand restaurants are primarily Company-operated.

Capital expenditures increased $188 million or 13% in 2005 and $112 million or 9% in 2004. The increase in capital expenditures in 2005 was primarily due to increased investment in existing restaurants, primarily in the U.S. The increase in capital expenditures in 2004 was also due to increased investment in existing restaurants, primarily in the U.S. and Europe, partly offset by lower expenditures on restaurant openings. Capital expenditures in both years reflects the Company’s focus on growing sales at existing restaurants, including reinvestment initiatives such as reimaging in several markets around the world.

Capital expenditures invested in major markets, excluding Japan, represented about 70% of the total in 2005, 2004 and 2003. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

IN MILLIONS	2005	2004	2003
New restaurants	$511	$500	$617
Existing restaurants	950	774	564
Other properties(1)	146	145	126

Total	$1,607	$1,419	$1,307

Total assets	$29,989	$27,838	$25,838

(1)	Primarily corporate-related equipment and furnishings for office buildings.

New restaurant investments in both 2005 and 2004 were concentrated in markets with acceptable returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies and leveraging best practices. In addition, foreign currency fluctuations affect average development costs. Although the Company is not responsible for all costs on every restaurant opened, in 2005 total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants averaged approximately $1.9 million in the U.S. and approximately $1.7 million in the 9 markets where development was concentrated outside the U.S. For 2006, the U.S., China and eight other consolidated markets are expected to account for about 75% of restaurant openings.

The Company and its affiliates owned 37% of the land and 59% of the buildings for its restaurants at year-end 2005 and 2004.

Share repurchases and dividends

For the past three years, the Company has returned a significant amount of cash to shareholders through shares repurchased and dividends. In 2006 and 2007 combined, the Company expects to return between $5 billion and $6 billion to shareholders through a combination of shares repurchased and dividends. The Company expects to complete share repurchases of about $1 billion in the first quarter of 2006.

Shares repurchased and dividends

IN MILLIONS, EXCEPT PER SHARE DATA	2005	2004	2003
Number of shares repurchased	39.5	22.2	18.9
Dividends declared per share	$.67	$.55	$.40

Dollar amount of shares repurchased	$1,228	$605	$439
Dividends	$842	$695	$504

Total cash returned to shareholders	$2,070	$1,300	$943

The Company repurchases shares of its common stock under a $5.0 billion share repurchase program authorized in 2001. Through 2005, 100.7 million shares have been repurchased for $2.8 billion under this program.

The Company has paid dividends on its common stock for 30 consecutive years and has increased the dividend amount every year. In 2005, the Company declared a 22% per share increase in the annual dividend to $0.67 per share or $842 million, reflecting the Company’s confidence in the ongoing strength and reliability of its cash flow. This represents a 185% increase from the 2002 dividend. As in the past, future dividends will be considered after reviewing dividend yields, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. Cash dividends are declared and paid on an annual basis.

McDonald’s Corporation	27

FINANCIAL POSITION AND CAPITAL RESOURCES

Total assets and returns

Total assets grew by $2.2 billion or 8% in 2005 and $2.0 billion or 8% in 2004. Total assets in 2005 included $2.9 billion of cash borrowed under HIA, partly offset by changes in foreign currency exchange rates, which decreased total assets by approximately $1.3 billion in 2005. Changes in foreign currency exchange rates increased total assets by $1.0 billion in 2004. Nearly 65% of consolidated assets were located in the major markets at year-end 2005. Net property and equipment decreased $795 million in 2005 and represented 66% of total assets at year end.

Operating income, which excludes interest income, is used to compute return on average assets, while income before the cumulative effect of accounting changes is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2005	2004	2003
Return on average assets(1)	14.4%	13.4%	11.4%
Return on average common equity	17.8	17.8	13.3

(1)	Return on average assets was negatively impacted by significantly higher cash and equivalents balances due in part to the Company’s planning related to HIA and subsequent repatriation of earnings in 2005. Cash and equivalents reduced return on average assets by 1.2 percentage points, 0.6 percentage points and 0.1 percentage points in 2005, 2004 and 2003, respectively.

Impairment and other charges reduced return on average assets by 0.9 percentage points in 2004 and 1.4 percentage points in 2003. In addition, these charges reduced return on average common equity by 1.3 percentage points in 2004 and 2.8 percentage points in 2003. In 2005 and 2004, return on average assets and return on average common equity both benefited from strong operating results in the U.S. In addition, returns in 2004 benefited from improved results in Europe. In 2005, return on average common equity reflected the same percentage increase in both net income and average shareholders’ equity (driven by the significant increase in shareholders’ equity at the end of 2004 compared with 2003). During 2006, the Company will continue to concentrate McDonald’s restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth, such as China. In addition, the Company expects to return between $5 billion and $6 billion to shareholders through a combination of shares repurchased and dividends in 2006 and 2007 combined.

Financing and market risk

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2005 totaled $10.1 billion, compared with $9.2 billion at December 31, 2004. The net increase in 2005 was due to net issuances related to HIA ($2.9 billion), partly offset by net payments ($1.2 billion), the impact of changes in exchange rates on foreign currency denominated debt ($580 million) and the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) noncash fair value adjustments ($112 million).

Debt highlights(1)

	2005	2004	2003
Fixed-rate debt as a percent of total debt(2,3,4)	46%	59%	62%
Weighted-average annual interest rate of total debt	4.1	3.9	4.1
Foreign currency-denominated debt as a percent of total debt(2,3,5)	80	72	71
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	40	39	44
Cash provided by operations as a percent of total debt(2)	44	44	35

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of SFAS No. 133 fair value adjustments. This effect is excluded, as these adjustments ultimately have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate and foreign currency exchange agreements.

(4)	HIA-related borrowings caused an 18 percentage point decrease in fixed-rate debt in 2005.

(5)	HIA-related borrowings caused an 8 percentage point increase in foreign currency-denominated debt in 2005.

        Moody’s, Standard & Poor’s and Fitch currently rate the Company’s commercial paper P-1, A-1 and F1, respectively; and its long-term debt A2, A and A, respectively. Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also looks at similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt. Total adjusted debt is a term that is commonly used by the rating agencies referred to above, which includes debt outstanding on the Company’s balance sheet plus an adjustment to capitalize operating leases. Based on their most recent calculations, these agencies add between $7 billion and $10 billion of debt for lease capitalization purposes. The Company believes the rating agency methodology for capitalizing leases requires certain adjustments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 25% of Company-operated restaurant leases outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by a percentage of the annual minimum rent payments due to the Company from franchisees operating

28	McDonald’s Corporation

on leased sites. Based on this calculation, for credit analysis purposes approximately $4 billion to $5 billion of future operating lease payments would be capitalized.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. The Company has $1.3 billion available under a committed line of credit agreement (see Debt financing note to the consolidated financial statements) as well as approximately $1.4 billion under a U.S. shelf registration and $416 million under a Euro Medium-Term Notes program for future debt issuance.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives were recorded at fair value in the Company’s consolidated balance sheet at December 31, 2005 and 2004 primarily in miscellaneous other assets ($83 million and $102 million, respectively) and other long-term liabilities ($103 million and $218 million, respectively). See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No.133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. In 2005, the Company used foreign currency debt to hedge the foreign currency risk associated with foreign currency denominated cash and equivalents related to HIA. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt, including the effects of foreign currency exchange agreements, was $8.1 billion and $6.6 billion for the years ended 2005 and 2004, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2005 and 2004, the Company was required to post collateral of $24 million and $46 million, respectively.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

IN MILLIONS OF U.S. DOLLARS	2005	2004
Euro	$2,073	$2,453
Canadian Dollars	1,070	964
British Pounds Sterling	822	1,086
Australian Dollars	682	880
Brazilian Reais	395	372

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2005 levels nor a 10% adverse change in foreign currency rates from 2005 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Contractual obligations and commitments

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2005. (See discussions of Cash flows and Financial position and capital resources as well as the Notes to the consolidated financial statements for further details.)

McDonald’s Corporation	29

	Contractual cash outflows		Contractual cash inflows
IN MILLIONS	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2006	$1,072	$1,203	$1,805
2007	1,010	887	1,753
2008	939	3,089	1,698
2009	865	359	1,633
2010	795	1,571	1,562
Thereafter	6,653	2,840	11,736

Total	$11,334	$9,949	$20,187

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.1 billion, as they are supported by a long-term line of credit agreement expiring in 2010. Debt obligations do not include $191 million of SFAS No.133 noncash fair value adjustments. This effect is excluded as these adjustments ultimately have no impact on the obligation at maturity.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Company’s qualified Profit Sharing and Savings Plan. Total liabilities for the supplemental plans were $366 million at December 31, 2005 and $350 million at December 31, 2004 and were included in other long-term liabilities in the consolidated balance sheet.

In addition to long-term obligations, the Company had guaranteed certain affiliate and other loans totaling $46 million at December 31, 2005.

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

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense or write-offs in future periods.

•	Share-based compensation

The Company has share-based compensation plans which authorize the granting of various equity-based incentives including stock options, restricted stock and RSUs to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and amortized over their vesting period.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions such as the expected life of the stock option and expected volatility of the Company’s stock over the expected life, which significantly impact the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period.

•	Long-lived assets impairment review

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

30	McDonald’s Corporation

Losses on assets held for sale are recognized when management has approved and committed to a plan to sell the assets, the assets are available for sale and probable of occurring within 12 months and the net sales proceeds from the assets are expected to be less than its net book value.

•	Litigation accruals

From time to time, the Company is subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgements or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. During 2005, the Company recorded a $179 million benefit due to favorable audit settlement of the Company’s 2000–2002 U.S. tax returns. During 2003, the Company recorded a $102 million benefit due to favorable audit settlement of the Company’s 1997-1999 tax returns. The Company’s 2003-2004 U.S. tax returns are under audit. The audit is expected to be completed in late 2006 or early 2007 and no estimate can be made of the benefit or charge, if any, resulting from the completion of the audit.

Deferred U.S. income taxes have not been recorded for basis differences totaling $3.9 billion related to investments in certain foreign subsidiaries and corporate joint ventures. The basis differences consist primarily of undistributed earnings that are considered permanently invested in the businesses. If management’s intentions change in the future, deferred taxes may need to be provided.

Effects of changing prices–inflation

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

Reconciliation of returns on incremental invested capital

Return on incremental invested capital (ROIIC) is a measure reviewed by management to determine the effectiveness of capital deployed. ROIIC is calculated as a percentage and is calculated on a one-year basis and a three-year basis. The numerator is the Company’s constant foreign exchange rate (excludes the impact of foreign currency translation) incremental operating income plus depreciation and amortization, based on a comparison of the current and base periods. The denominator is the constant foreign exchange rate weighted average adjusted cash used for investing activities during the applicable one- or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less net cash (collections) and issuances of notes receivable, which do not generate operating income. Constant foreign exchange rate weighted average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis detailed in the tables below. These weightings reflect the relative contribution of each quarter’s investing activities to constant foreign exchange rate incremental operating income. Once the weightings are applied to the adjusted cash used for investing activities in each quarter, the results are aggregated to arrive at the weighted average adjusted cash used for investing activities. Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

McDonald’s Corporation	31

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation

	Years ended December 31,
	2005	2004	Incremental change
NUMERATOR:
Pro forma operating income(1)	$4,021.6	$3,299.3	$722.3
Depreciation and amortization	1,249.5	1,201.0	48.5
Currency translation(2)			(26.6)

Constant foreign exchange rate incremental operating income plus depreciation and amortization			$744.2

DENOMINATOR:
Weighted average adjusted cash used for investing activities(3)			$1,625.4
Currency translation(2)			(6.0)

Constant foreign exchange rate weighted average adjusted cash used for investing activities			$1,619.4
One-year ROIIC(4)			46.0%

(1)	Reflects adjustments for comparability purposes with respect to share-based expense as described in discussion of Operating income.

(2)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(3)	Represents one-year weighted average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2005.

	Years ended December 31,
	2004	2005
Cash used for investing activities	$1,383.1	$1,817.8
Less: Net cash (collection)/issuances of notes receivables	(11.2)	(0.1)

Adjusted cash used for investing activities	$1,394.3	$1,817.9

AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(4)	The decrease in Impairment and other charges (credits) between 2005 and 2004 benefited the one-year ROIIC by 20 percentage points.

Three-year ROIIC calculation

	Years ended December 31,
	2005	2002	Incremental change
NUMERATOR:
Pro forma operating income(5)	$4,021.6	$1,706.9	$2,314.7
Depreciation and amortization	1,249.5	1,050.8	198.7
Currency translation(6)			(700.6)

Constant foreign exchange rate incremental operating income plus depreciation and amortization			$1,812.8

DENOMINATOR:
Weighted average adjusted cash used for investing activities(7)			$4,918.2
Currency translation(6)			32.5

Constant foreign exchange rate weighted average adjusted cash used for investing activities			$4,950.7
Three-year ROIIC(8)			36.6%

(5)	Share-based expense as reported in the Company’s year-end 2002 Form 10-K was $251.7 million after tax ($406.0 million pretax). For comparability purposes to 2005 results subsequent to adopting SFAS No.123(R), the 2002 reported operating income of $2,112.9 was adjusted for this pro forma expense.

(6)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(7)	Represents three-year weighted average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2005.

	Years ended December 31,
	2002	2003	2004	2005
Cash used for investing activities	$2,466.6	$1,369.6	$1,383.1	$1,817.8
Less: Net cash (collection)/issuances of notes receivables	(1.4)	(2.1)	(11.2)	(0.1)

Adjusted cash used for investing activities	$2,468.0	$1,371.7	$1,394.3	$1,817.9

AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(8)	The decrease in Impairment and other charges (credits) between 2005 and 2002 benefited the three-year ROIIC by 18 percentage points.

Risk factors and cautionary statement about forward-looking information

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2006. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations about the future and speak only as of the date of this report. We do not undertake to update or revise them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not place undue reliance on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

32	McDonald’s Corporation

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 28 of this Form 10-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McDonald’s Corporation	33

Consolidated statement of income

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2005	2004	2003
REVENUES
Sales by Company-operated restaurants	$15,351.7	$14,223.8	$12,795.4
Revenues from franchised and affiliated restaurants	5,108.5	4,840.9	4,345.1

Total revenues	20,460.2	19,064.7	17,140.5

OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,207.2	4,852.7	4,314.8
Payroll & employee benefits	4,039.2	3,726.3	3,411.4
Occupancy & other operating expenses	3,867.7	3,520.8	3,279.8
Franchised restaurants–occupancy expenses	1,021.9	1,003.2	937.7
Selling, general & administrative expenses	2,220.6	1,980.0	1,833.0
Impairment and other charges (credits), net	(28.4)	290.4	407.6
Other operating expense, net	110.4	150.8	124.0

Total operating costs and expenses	16,438.6	15,524.2	14,308.3

Operating income	4,021.6	3,540.5	2,832.2

Interest expense-net of capitalized interest of $4.9, $4.1 and $7.8	356.1	358.4	388.0
Nonoperating (income) expense, net	(36.1)	(20.3)	97.8

Income before provision for income taxes and cumulative effect of accounting change	3,701.6	3,202.4	2,346.4

Provision for income taxes	1,099.4	923.9	838.2

Income before cumulative effect of accounting change	2,602.2	2,278.5	1,508.2

Cumulative effect of accounting change, net of tax benefit of $9.4			(36.8)

Net income	$2,602.2	$2,278.5	$1,471.4

Per common share–basic:
Income before cumulative effect of accounting change	$2.06	$1.81	$1.19
Cumulative effect of accounting change			(.03)
Net income	$2.06	$1.81	$1.16

Per common share–diluted:
Income before cumulative effect of accounting change	$2.04	$1.79	$1.18
Cumulative effect of accounting change			(.03)
Net income	$2.04	$1.79	$1.15

Dividends per common share	$.67	$.55	$.40

Weighted-average shares outstanding–basic	1,260.4	1,259.7	1,269.8
Weighted-average shares outstanding–diluted	1,274.2	1,273.7	1,276.5

See Notes to consolidated financial statements.

34	McDonald’s Corporation

Consolidated balance sheet

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2005	2004
ASSETS
Current assets
Cash and equivalents	$4,260.4	$1,379.8
Accounts and notes receivable	795.9	745.5
Inventories, at cost, not in excess of market	147.0	147.5
Prepaid expenses and other current assets	646.4	585.0

Total current assets	5,849.7	2,857.8

Other assets
Investments in and advances to affiliates	1,035.4	1,109.9
Goodwill, net	1,950.7	1,828.3
Miscellaneous	1,245.0	1,338.4

Total other assets	4,231.1	4,276.6

Property and equipment
Property and equipment, at cost	29,897.2	30,507.8
Accumulated depreciation and amortization	(9,989.2)	(9,804.7)

Net property and equipment	19,908.0	20,703.1

Total assets	$29,988.8	$27,837.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$544.0	$—
Accounts payable	689.4	714.3
Income taxes	567.6	331.3
Other taxes	233.5	245.1
Accrued interest	158.5	179.4
Accrued payroll and other liabilities	1,184.6	1,188.2
Current maturities of long-term debt	658.7	862.2

Total current liabilities	4,036.3	3,520.5

Long-term debt	8,937.4	8,357.3
Other long-term liabilities	892.3	976.7
Deferred income taxes	976.7	781.5
Shareholders’ equity
Preferred stock, no par value; authorized–165.0 million shares; issued–none
Common stock, $.01 par value; authorized–3.5 billion shares; issued–1,660.6 million shares	16.6	16.6
Additional paid-in capital	2,797.6	2,186.0
Unearned ESOP compensation	(77.4)	(82.8)
Retained earnings	23,516.0	21,755.8
Accumulated other comprehensive income (loss)	(733.1)	(96.0)
Common stock in treasury, at cost; 397.4 and 390.7 million shares	(10,373.6)	(9,578.1)

Total shareholders’ equity	15,146.1	14,201.5

Total liabilities and shareholders’ equity	$29,988.8	$27,837.5

See Notes to consolidated financial statements.

McDonald’s Corporation	35

Consolidated statement of cash flows

	Years ended December 31,
IN MILLIONS	2005	2004	2003
Operating activities
Net income	$2,602.2	$2,278.5	$1,471.4
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Cumulative effect of accounting change			36.8
Depreciation and amortization	1,249.5	1,201.0	1,148.2
Deferred income taxes	(38.3)	(171.9)	181.4
Income taxes audit benefit	(178.8)		(101.9)
Share-based compensation	154.1	11.0	7.1
Other (including noncash portion of impairment and other charges)	135.8	394.7	614.9
Changes in working capital items:
Accounts receivable	(56.5)	(35.9)	64.0
Inventories, prepaid expenses and other current assets	(29.4)	(14.9)	(30.2)
Accounts payable	35.8	86.7	(77.6)
Income taxes	442.9	84.2	125.4
Other accrued liabilities	19.5	70.2	(170.7)

Cash provided by operations	4,336.8	3,903.6	3,268.8

Investing activities
Property and equipment expenditures	(1,606.8)	(1,419.3)	(1,307.4)
Purchases of restaurant businesses	(343.5)	(149.7)	(375.8)
Sales of restaurant businesses and property	259.1	306.3	390.6
Other	(126.6)	(120.4)	(77.0)

Cash used for investing activities	(1,817.8)	(1,383.1)	(1,369.6)

Financing activities
Net short-term borrowings (repayments)	22.7	35.9	(533.5)
Long-term financing issuances	3,107.9	225.6	398.1
Long-term financing repayments	(1,518.3)	(1,077.0)	(756.2)
Treasury stock purchases	(1,202.0)	(621.0)	(391.0)
Common stock dividends	(842.0)	(695.0)	(503.5)
Proceeds from stock option exercises	768.1	580.5	171.2
Excess tax benefit on share-based compensation	70.1
Other	(44.9)	(82.5)	(121.9)

Cash provided by (used for) financing activities	361.6	(1,633.5)	(1,736.8)

Cash and equivalents increase	2,880.6	887.0	162.4

Cash and equivalents at beginning of year	1,379.8	492.8	330.4

Cash and equivalents at end of year	$4,260.4	$1,379.8	$492.8

Supplemental cash flow disclosures
Interest paid	$390.3	$370.2	$426.9
Income taxes paid	795.1	1,017.6	608.5

See Notes to consolidated financial statements.

36	McDonald’s Corporation

Consolidated statement of shareholders’ equity

	Common stock issued		Additional paid-in capital	Unearned ESOP compen- sation	Retained earnings	Accumulated other comprehensive income (loss)		Common stock in treasury		Total shareholders’ equity
IN MILLIONS, EXCEPT PER SHARE DATA	Shares	Amount				Deferred hedging adjustment	Foreign currency translation	Shares	Amount
Balance at December 31, 2002	1,660.6	$16.6	$1,747.3	$(98.4)	$19,204.4	$(8.5)	$(1,592.8)	(392.4)	$(8,987.7)	$10,280.9
Net income					1,471.4					1,471.4
Translation adjustments (including tax benefits of $203.2)							957.8			957.8
Fair value adjustments–cash flow hedges (including taxes of $1.6)						8.0				8.0
Comprehensive income										2,437.2
Common stock cash dividends ($.40 per share)					(503.5)					(503.5)
ESOP loan payment				7.2						7.2
Treasury stock purchases								(18.9)	(438.7)	(438.7)
Stock option exercises and other (including tax benefits of $20.5)			90.2	0.7				12.6	107.9	198.8

Balance at December 31, 2003	1,660.6	16.6	1,837.5	(90.5)	20,172.3	(0.5)	(635.0)	(398.7)	(9,318.5)	11,981.9

Net income					2,278.5					2,278.5
Translation adjustments (including tax benefits of $106.3)							554.7			554.7
Fair value adjustments–cash flow hedges (including tax benefits of $3.3)						(15.2)				(15.2)
Comprehensive income										2,818.0
Common stock cash dividends ($.55 per share)					(695.0)					(695.0)
ESOP loan payment				7.9						7.9
Treasury stock purchases								(22.2)	(605.3)	(605.3)
Stock option exercises and other (including tax benefits of $87.3)			348.5	(0.2)				30.2	345.7	694.0

Balance at December 31, 2004	1,660.6	16.6	2,186.0	(82.8)	21,755.8	(15.7)	(80.3)	(390.7)	(9,578.1)	14,201.5

Net income					2,602.2					2,602.2
Translation adjustments (including taxes of $189.6)							(634.3)			(634.3)
Fair value adjustments–cash flow hedges (including taxes of $5.6)						(2.8)				(2.8)
Comprehensive income										1,965.1
Common stock cash dividends ($.67 per share)					(842.0)					(842.0)
ESOP loan payment				7.0						7.0
Treasury stock purchases								(39.5)	(1,228.1)	(1,228.1)
Share-based compensation expense			152.0							152.0
Stock option exercises and other (including tax benefits of $86.9)			459.6	(1.6)				32.8	432.6	890.6

Balance at December 31, 2005	1,660.6	$16.6	$2,797.6	$(77.4)	$23,516.0	$(18.5)	$(714.6)	(397.4)	$(10,373.6)	$15,146.1

See Notes to consolidated financial statements.

McDonald’s Corporation	37

Notes to consolidated financial statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. The Company also operates Boston Market and Chipotle Mexican Grill (Chipotle) in the U.S. and has a minority ownership in U.K.-based Pret A Manger. In December 2003, the Company sold its Donatos Pizzeria business.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees), or by affiliates and developmental licensees operating under license agreements.

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

Advertising costs

Advertising costs included in costs of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2005–$656.5; 2004–$619.5; 2003–$596.7. Production costs for radio and television advertising, primarily in the U.S., are expensed when the commercials are initially aired. These production costs as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2005–$114.9; 2004–$103.1; 2003–$113.1. In addition, significant advertising costs are incurred by franchisees through separate advertising cooperatives in individual markets.

Share-based compensation

Prior to January 1, 2005, the Company accounted for share-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS No.123). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No.123(R), Share-Based Payment (SFAS No.123(R)), using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123 and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123(R). Results for prior periods have not been restated.

In 2005, in connection with the adoption of SFAS No.123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. Full year 2005 results included pretax expense of $191.2 million ($129.7 million after tax or $0.10 per share) of which $154.1 million related to share-based compensation (stock options and restricted stock units) and $37.1 million related to the shift of a portion of share-based compensation to primarily cash-based. Compensation expense related to share-based awards is generally amortized over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2005, there was $178.0 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.

38	McDonald’s Corporation

The following table illustrates the effect on net income and earnings per share for 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No.123 to options granted under the Company’s stock option plans.

Pro forma disclosures

IN MILLIONS, EXCEPT PER SHARE DATA	2004	2003
As reported-net income	$2,278.5	$1,471.4
Add: Total share-based employee compensation included in reported net income, net of related tax effects	6.8	4.4
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(156.3)	(224.1)

Pro forma-net income	$2,129.0	$1,251.7

Net income per share:
As reported–basic	$1.81	$1.16
Pro forma–basic	$1.69	$.99
As reported–diluted	$1.79	$1.15
Pro forma–diluted	$1.68	$.98

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2005, 2004 and 2003 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life and the expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2005	2004	2003
Expected dividend yield	1.72%	1.51%	.75%
Expected stock price volatility	27.8%	28.6%	28.1%
Risk-free interest rate	3.97%	3.93%	3.46%
Expected life of options IN YEARS	7	7	7

Fair value per option granted	$10.06	$8.44	$5.09

Prior to the adoption of SFAS No.123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of cash flows. SFAS No.123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Full year 2005 results included $70.1 million of excess tax benefits as a financing cash inflow.

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms which generally include option periods; and equipment–three to 12 years.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the portion of the reporting unit (defined as each individual country for McDonald’s restaurant business as well as each individual non-McDonald’s brand) that will be retained.

The annual goodwill impairment test in the fourth quarter compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of goodwill.

The following table presents the 2005 activity in goodwill by segment.

IN MILLIONS	U.S	Europe	APMEA(1)	Latin America	Canada	Other(2)	Consolidated
Balance at December 31, 2004	$792.6	$565.6	$214.1	$87.5	$115.0	$53.5	$1,828.3
Net restaurant purchases	105.2	23.9	6.8	5.4	11.4		152.7
Ownership increases in subsidiaries/affiliates		41.2		19.3			60.5
Currency translation and other		(73.1)	(8.8)	14.3	4.0	(27.2)	(90.8)

Balance at December 31, 2005	$897.8	$557.6	$212.1	$126.5	$130.4	$26.3	$1,950.7

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other represents non-McDonald’s brands.

McDonald’s Corporation	39

Long-lived assets

In accordance with the Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Losses on assets held for disposal are recognized when management has approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value. Generally, such losses relate to either restaurants that have closed and ceased operations or businesses or restaurants that are available for sale.

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

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2005 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2005 and 2004, the Company was required to post collateral of $24.2 million and $45.6 million, respectively.

The Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.133), as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

All derivatives, primarily interest rate exchange agreements and foreign currency exchange agreements, were classified in the consolidated balance sheet at December 31, 2005 and 2004, respectively, as follows: miscellaneous other assets–$83.3 and $101.6 million; other long-term liabilities (excluding accrued interest)–$102.7 and $218.1 million; and accrued payroll and other liabilities–$1.3 and $16.7 million. In addition, for the year ended December 31, 2005, the Company recorded prepaid expenses and other current assets of $6.5 million. All derivative settlements were classified in Other financing activities in the consolidated statement of cash flows.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2005.

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

40	McDonald’s Corporation

earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in earnings during the period of change.

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity, which the majority relates to foreign currency exchange agreements that hedge long-term intercompany loans. The Company recorded net decreases of $2.8 million and $15.2 million for the years ended December 31, 2005 and 2004, respectively, and a net increase of $8.0 million for the year ended December 31, 2003. Based on interest rates and foreign currency exchange rates at December 31, 2005, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2005, will be recognized in earnings in 2006 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2005 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2013.

•	Hedges of net investments in foreign operations

The Company uses forward foreign exchange contracts, foreign currency exchange agreements and foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income.

During the year ended December 31, 2005, the Company recorded an increase in translation adjustments in accumulated other comprehensive income of $356.8 million after tax (included in the net decrease of $634.3 million of translation adjustments in the consolidated statement of shareholders’ equity), related primarily to foreign currency denominated debt designated as hedges of net investments. During the years ended December 31, 2004 and 2003, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $190.7 million and $378.1 million, respectively, after tax, related to hedges of net investments.

Asset retirement obligations

The Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), became effective January 1, 2003 and requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. In first quarter 2003, the Company recorded a noncash charge of $36.8 million after tax ($0.03 per diluted share) related to lease obligations in certain international markets to reflect the cumulative effect of this accounting change. There is not a material effect to the Company’s ongoing results of operations or financial position related to SFAS No. 143.

Sales of stock by subsidiaries and affiliates

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss.

Income tax contingencies

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when in management’s judgement it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgements, we believe that the recorded tax liabilities are adequate and appropriate. The judgements and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based employee compensation calculated using the treasury stock method. The dilutive effect of stock options was (in millions of shares): 2005–13.8; 2004–14.0; 2003–6.7. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2005–44.4; 2004–85.5; 2003–159.1.

Statement of cash flows

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The impact of fluctuating foreign currencies on cash and equivalents was not material.

McDonald’s Corporation	41

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

IN MILLIONS	2005	2004	2003
Restaurant closings/impairment	$22.8	$130.5	$135.5
Restructuring	(51.2)		272.1
Lease accounting correction		159.9

Total	$(28.4)	$290.4	$407.6

•	Restaurant closings/impairment

In 2005 and 2004, the Company recorded $22.8 million and $130.5 million of pretax charges for impairment, respectively, primarily due to South Korea and its continued poor results.

In 2003, the $135.5 million of net pretax charges consisted of: $147.7 million primarily related to impairment in Latin America; $29.6 million for about 50 restaurant closings associated with strategic actions in Latin America; and a $41.8 million favorable adjustment to the 2002 charge for restaurant closings, primarily due to about 85 fewer closings than originally anticipated.

•	Restructuring

In 2005, the Company recorded $51.2 million of pretax income, primarily due to favorable adjustments related to the conversion of a market to a developmental licensee in APMEA and certain liabilities established in 2001 and 2002 due to lower than originally anticipated employee-related and lease termination costs.

In 2003, the $272.1 million of charges consisted of: $237.0 million related to the loss on the sale of Donatos Pizzeria, the closing of Donatos and Boston Market restaurants outside the U.S. and the exit of a domestic joint venture with Fazoli’s; and $35.1 million related to the revitalization plan actions of McDonald’s Japan.

•	Lease accounting correction

During 2004, like other companies in the restaurant and retail industries, McDonald’s reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, McDonald’s corrected an error in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction primarily accelerated the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction related solely to accounting treatment, it did not affect McDonald’s historical or future cash flows or the timing of payments under the related leases. Its effect on the Company’s earnings per share, cash from operations and shareholders’ equity was immaterial. These adjustments primarily impacted the U.S., China, Boston Market and Chipotle. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations.

OTHER OPERATING (INCOME) EXPENSE, NET

IN MILLIONS	2005	2004	2003
Gains on sales of restaurant businesses	$(44.7)	$(45.0)	$(54.5)
Equity in earnings of unconsolidated affiliates	(52.8)	(60.0)	(36.9)
Asset dispositions and other expense	207.9	255.8	215.4

Other operating expense, net	$110.4	$150.8	$124.0

•	Gains on sales of restaurant businesses

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

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for contingencies and uncollectible receivables and other miscellaneous expenses.

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

	December 31,
IN MILLIONS	2005	2004
Land	$4,486.9	$4,661.1
Buildings and improvements on owned land	10,104.5	10,260.3
Buildings and improvements on leased land	10,243.9	10,520.7
Equipment, signs and seating	4,468.2	4,426.1
Other	593.7	639.6

	29,897.2	30,507.8

Accumulated depreciation and amortization	(9,989.2)	(9,804.7)

Net property and equipment	$19,908.0	$20,703.1

Depreciation and amortization expense was (in millions): 2005–$1,186.7; 2004–$1,138.3; 2003–$1,113.3.

42	McDonald’s Corporation

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

Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2005	2004	2003
Rents and service fees	$5,070.5	$4,804.8	$4,302.1
Initial fees	38.0	36.1	43.0

Revenues from franchised and affiliated restaurants	$5,108.5	$4,840.9	$4,345.1

Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned sites	Leased sites	Total
2006	$1,030.3	$774.6	$1,804.9
2007	999.4	753.3	1,752.7
2008	965.8	732.7	1,698.5
2009	926.9	706.0	1,632.9
2010	885.9	675.9	1,561.8
Thereafter	6,757.4	4,978.7	11,736.1

Total minimum payments	$11,565.7	$8,621.2	$20,186.9

At December 31, 2005, net property and equipment under franchise arrangements totaled $9.8 billion (including land of $2.9 billion) after deducting accumulated depreciation and amortization of $4.8 billion.

LEASING ARRANGEMENTS

At December 31, 2005, the Company was the lessee at 15,172 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. However, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2006	$1,009.6	$62.0	$1,071.6
2007	958.4	51.3	1,009.7
2008	898.0	41.0	939.0
2009	828.5	36.1	864.6
2010	764.7	30.5	795.2
Thereafter	6,478.3	175.3	6,653.6

Total minimum payments	$10,937.5	$396.2	$11,333.7

The following table provides detail of rent expense:

IN MILLIONS	2005	2004	2003
Company-operated restaurants:
U.S.(1)	$166.7	$136.8	$136.9
Outside the U.S.	483.9	446.0	398.4

Total	650.6	582.8	535.3

Franchised restaurants:
U.S.	320.7	296.0	279.6
Outside the U.S.	287.9	280.2	250.7

Total	608.6	576.2	530.3

Other	102.8	94.5	87.3

Total rent expense	$1,362.0	$1,253.5	$1,152.9

(1)	Includes rent expense of Boston Market and Chipotle of (in millions): 2005–$87.9; 2004–$70.2; 2003–$70.9.

Rent expense included percent rents in excess of minimum rents (in millions) as follows—Company-operated restaurants: 2005–$96.2; 2004–$84.4; 2003–$73.2. Franchised restaurants: 2005–$112.5; 2004–$97.3; 2003–$80.3.

The 2004 rent expense above excludes a correction of $159.9 million ($20.8 million for 2004 and $139.1 million for prior years) in the Company’s lease accounting practices made in 2004. See Impairment and other charges (credits), net for further discussion.

McDonald’s Corporation	43

INCOME TAXES

Income before provision for income taxes and cumulative effect of accounting change, classified by source of income, was as follows:

IN MILLIONS	2005	2004	2003
U.S.	$2,051.3	$1,575.2	$1,150.8
Outside the U.S.	1,650.3	1,627.2	1,195.6

Income before provision for income taxes and cumulative effect of accounting change	$3,701.6	$3,202.4	$2,346.4

The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2005	2004	2003
U.S. federal(1)	$610.3	$557.9	$177.9
U.S. state(1)	103.6	56.4	58.8
Outside the U.S.	423.8	481.5	420.1

Current tax provision	1,137.7	1,095.8	656.8

U.S. federal	(14.8)	(178.6)	180.1
U.S. state	(2.4)	10.9	12.6
Outside the U.S.	(21.1)	(4.2)	(11.3)

Deferred tax provision (benefit)	(38.3)	(171.9)	181.4

Provision for income taxes	$1,099.4	$923.9	$838.2

(1)	In late 2005, the Company repatriated approximately $3 billion of the earnings of foreign subsidiaries in accordance with the Homeland Investment Act (HIA) and recorded a federal tax expense of $104.1 million and a state tax expense of $2.2 million.

Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS	2005	2004
Property and equipment	$1,412.7	$1,407.9
Other	143.4	211.0

Total deferred tax liabilities	1,556.1	1,618.9

Intangible assets	(286.5)	(301.5)
Operating loss carryforwards	(318.4)	(269.9)
Employee benefit plans	(217.8)	(134.1)
Property and equipment	(214.7)	(184.4)
Capital loss carryforwards	(91.0)	(182.7)
Unrealized foreign exchange losses	(88.4)	(383.7)
Foreign tax credit carryforwards	(17.2)	(32.2)
Other	(344.3)	(361.8)

Total deferred tax assets before valuation allowance	(1,578.3)	(1,850.3)

Valuation allowance	467.1	531.7

Net deferred tax liabilities	$444.9	$300.3

Balance sheet presentation:
Deferred income taxes	$976.7	$781.5
Other assets-miscellaneous	(404.8)	(380.1)
Current assets-prepaid expenses and other current assets	(127.0)	(101.1)

Net deferred tax liabilities	$444.9	$300.3

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.8	1.4	2.3
Benefits and taxes related to foreign operations	(4.9)	(7.6)	1.1
Settlement of Federal tax audit	(4.8)		(4.4)
Repatriation of foreign earnings under HIA	2.9
Impairment and other charges (credits), net(1)	.2	1.0	2.5
Other, net	(.5)	(.9)	(.8)

Effective income tax rates	29.7%	28.9%	35.7%

(1)	Certain of these items were not tax effected.

Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and corporate joint ventures. These basis differences were approximately $3.9 billion at December 31, 2005 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry. Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees, and royalties received from foreign affiliates and developmental licensees. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for U.S. affiliates, which are reported before income taxes. Royalties and other payments from subsidiaries outside the U.S. were (in millions): 2005–$840.6; 2004–$781.1; 2003–$684.5.

Corporate general & administrative expenses are included in the corporate segment of operating income and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financing instruments and home office facilities.

44	McDonald’s Corporation

IN MILLIONS	2005		2004	2003
U.S.	$6,955.1		$6,525.6	$6,039.3
Europe	7,071.8		6,736.3	5,874.9
APMEA	2,815.8		2,721.3	2,447.6
Latin America	1,326.8		1,007.9	858.8
Canada	947.8		898.1	777.9
Other	1,342.9		1,175.5	1,142.0

Total revenues	$20,460.2		$19,064.7	$17,140.5

U.S.	$2,421.6		$2,181.4	$1,982.1
Europe	1,449.3		1,471.1	1,339.1
APMEA	345.1		200.4	226.3
Latin America	29.6		(19.6)	(170.9)
Canada	155.5		178.0	163.2
Other	25.3		(16.4)	(295.1)
Corporate	(404.8)		(454.4)	(412.5)

Total operating income(1)	$4,021.6	(2)	$3,540.5 (3)	$2,832.2 (4)

U.S.	$8,968.3		$8,551.5	$8,549.2
Europe	9,424.6		10,389.5	9,462.2
APMEA	3,596.5		3,853.0	3,773.3
Latin America	1,652.8		1,496.6	1,412.4
Canada	1,237.7		1,162.4	1,007.0
Other	686.3		653.7	574.8
Corporate	4,422.6		1,730.8	1,059.1

Total assets	$29,988.8		$27,837.5	$25,838.0

U.S.	$642.4		$486.7	$482.4
Europe	449.5		445.0	404.8
APMEA	197.1		157.8	122.1
Latin America	84.9		62.6	78.4
Canada	64.5		87.5	63.9
Other	128.5		115.4	132.8
Corporate	39.9		64.3	23.0

Total capital expenditures	$1,606.8		$1,419.3	$1,307.4

U.S.	$385.8		$394.6	$395.1
Europe	427.5		422.6	382.4
APMEA	168.3		165.6	156.5
Latin America	77.5		66.3	64.3
Canada	62.2		51.9	46.7
Other	64.0		51.0	53.1
Corporate	64.2		49.0	50.1

Total depreciation and amortization	$1,249.5		$1,201.0	$1,148.2

(1)	Includes $191.2 million of share-based and related compensation expense for year-end 2005 (U.S.–$56.3;Europe–$48.3; APMEA–$21.2; Latin America–$7.6; Canada–$7.7; Other–$3.4; and Corporate–$46.7). For comparability purposes to 2005, the pro forma amounts for 2004 and 2003, as reported in the Company’s Form 10-K for 2004, were $241.2 million and $354.4 million, respectively (U.S.–$68.8 and $104.7; Europe–$48.7 and $71.2; APMEA–$22.3 and $32.2; Latin America–$8.9 and $12.2; Canada–$8.1 and $14.9; Other–$5.8 and $8.9; and Corporate–$78.6 and $110.3).

See Impairment and other charges (credits), net note for further discussion of the following items:

(2)	Includes ($28.4) million of net credits (Europe–$4.1; APMEA–($9.1); Latin America–$2.4; and Corporate–($25.8)) related to the conversion of a market to a developmental licensee and reversal of certain restructuring liabilities, partly offset by asset impairment charges.

(3)	Includes $290.4 million of charges (U.S.–$79.8; Europe–$27.0; APMEA–$138.7; Latin America–$2.1; Canada–$3.8; and Other–$39.0) related to a correction in the Company’s lease accounting practices and policies and asset/goodwill impairment.

(4)	Includes $407.6 million of charges (credits) (U.S.–($11.4); Europe–($20.0); APMEA–$54.9; Latin America–$108.9; Canada–($1.2); Other–$266.1; and Corporate–$10.3) primarily related to the disposition of certain non-McDonald’s brands and asset/goodwill impairment.

Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2005–$23,562.0; 2004–$24,390.8; 2003–$23,405.9. U.S. based: 2005–$9,556.4; 2004–$9,219.0; 2003–$9,067.2.

DEBT FINANCING

Line of credit agreements

At December 31, 2005, the Company had a $1.3 billion line of credit agreement expiring in 2010 with fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $774.0 million at December 31, 2005; these were principally short-term and denominated in various currencies at local market rates of interest.

As a result of the Company’s decision to repatriate foreign earnings under HIA, certain wholly-owned subsidiaries outside the U.S. entered into a multi-currency term loan facility totaling $2.9 billion in 2005. The loan has a three-year term with the ability to prepay without penalty. The loan agreement stipulates future repayments of borrowings reduce the amount available under the facility. Notes payable reflects the Company’s intention to repay $544.0 million of HIA-related borrowings in 2006. The weighted-average interest rate of the borrowings under the HIA multi-currency term loan facility was 3.8% at December 31, 2005.

The weighted-average interest rate of short-term borrowings, excluding HIA-related borrowings, was 4.7% at December 31, 2005 (based on $423.4 million of foreign currency bank line borrowings) and 4.4% at December 31, 2004 (based on $397.2 million of foreign currency bank line borrowings).

Fair values

At December 31, 2005, the fair value of the Company’s debt obligations was estimated at $10.4 billion, compared to a carrying amount of $10.1 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

The carrying amounts for both cash and equivalents and notes receivable approximate fair value. Foreign currency and interest rate exchange agreements, foreign currency options and forward foreign exchange contracts were recorded in the consolidated balance sheet at fair value

McDonald’s Corporation	45

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

		Interest rates(1) December 31		Amounts outstanding December 31
IN MILLIONS OF U.S. DOLLARS	Maturity dates	2005	2004	2005	2004
Fixed-original issue(2)		4.8%	4.9%	$2,917.9	$3,338.1
Fixed-converted via exchange agreements(3)		4.3	3.9	(1,122.5)	(1,694.9)
Floating		4.2	2.6	196.9	916.1

Total U.S.Dollars	2006-2028			1,992.3	2,559.3

Fixed		3.4	4.2	618.8	1,024.7
Floating		2.6	2.4	3,019.4	1,867.2

Total Euro	2006-2013			3,638.2	2,891.9

Fixed		6.0	6.0	960.0	1,147.0
Floating		4.8	—	947.4	—

Total British Pounds Sterling	2006-2032			1,907.4	1,147.0

Total Japanese Yen-fixed	2006-2030	2.0	1.9	808.6	1,076.4

Fixed		3.7	6.2	347.0	294.2
Floating		4.8	3.4	1,255.6	948.1

Total other currencies(4)	2006-2016			1,602.6	1,242.3

Debt obligations before fair value adjustments(5)				9,949.1	8,916.9

Fair value adjustments(6)				191.0	302.6

Total debt obligations(7)				$10,140.1	$9,219.5

(1)	Weighted-average effective rate, computed on a semiannual basis.

(2)	Includes $150 million of debentures that mature in 2027, which are subordinated to senior debt and provide for the ability to defer interest payments up to five years under certain conditions.

(3)	A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.

(4)	Primarily consists of Chinese Renminbi, Hong Kong Dollars, Korean Won, Australian Dollars, Swiss Francs and Singapore Dollars.

(5)	Aggregate maturities for 2005 debt balances, before fair value adjustments, were as follows(in millions): 2006–$1,202.7; 2007–$886.9; 2008–$3,089.1; 2009–$359.4; 2010–$1,571.4; thereafter–$2,839.6. These amounts include a reclassification of short-term obligations totaling $1.1 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2010.

(6)	SFAS No.133 requires that the underlying items in fair value hedges, in this case debt obligations, be recorded at fair value. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($81.6 million) of the adjustments at December 31, 2005 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(7)	Includes notes payable, current maturities of long-term debt and long-term debt included in the consolidated balance sheet. The increase in debt obligations from December 31, 2004 to December 31, 2005 was due to net issuances related to HIA ($2,851.3 million), partly offset by net repayments ($1,239.0 million), the impact of changes in exchange rates on foreign currency denominated debt ($580.1 million) and SFAS No.133 non-cash fair value adjustments ($111.6 million).

ESOP loans and other guarantees

At December 31, 2005, the Company has guaranteed and included in total debt $2.3 million of Notes issued by the Leveraged Employee Stock Ownership Plan (ESOP) with payments through 2006. Borrowings related to the ESOP at December 31, 2005, which include $84.1 million of loans from the Company to the ESOP and the $2.3 million of Notes guaranteed by the Company, are reflected as long-term debt with a corresponding reduction of shareholders’ equity (unearned ESOP compensation). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation are being reduced.

The Company also has guaranteed certain affiliate and other loans totaling $45.7 million at December 31, 2005. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of certain U.S. partnerships and franchisees, and certain affiliates outside the U.S. The terms of the guarantees vary and are equal to the remaining term of the related debt. At December 31, 2005, there was no carrying value for obligations under these guarantees in the consolidated balance sheet.

46	McDonald’s Corporation

EMPLOYEE BENEFIT PLANS

Effective January 1, 2005, the Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a leveraged employee stock ownership (ESOP) feature, and a discretionary employer profit sharing match. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer profit sharing match at the end of the year for those participants who have contributed to the 401(k) feature.

All contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections.

Employees of Boston Market and Chipotle participate in a separate retirement plan known as the McDonald’s Ventures 401(k) Plan. The Ventures Plan includes 401(k) and matching features. The investment alternatives for the Ventures Plan are identical to the McDonald’s Profit Sharing and Savings Plan.

The Company also maintains certain supplemental benefit plans. At the end of 2004, the Company froze the nonqualified, unfunded Supplemental Plan that it previously maintained due to changes under Section 409A of the Internal Revenue Code, so that no new contributions or changes will be made to the Supplemental Plan. Effective January 1, 2005, the Company adopted a new non-qualified, unfunded Excess Benefit and Deferred Bonus Plan that allows participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan and Ventures 401(k) Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Excess Benefit and Deferred Bonus Plan, and also the frozen Supplemental Plan are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total combined liabilities under the frozen Supplemental Plan and the new Excess Benefit and Deferred Bonus Plan were $366.5 million at December 31, 2005 and $350.2 million at December 31, 2004 and were included in other long-term liabilities in the consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the Supplemental Plan and Excess Benefit and Deferred Bonus Plan liabilities. At December 31, 2005, derivatives with a fair value of $69.9 million indexed to the Company’s stock and $60.1 million indexed to certain market indices were included in miscellaneous other assets in the consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan and Ventures 401(k) Plan, including nonqualified benefits and related hedging activities, were (in millions): 2005–$61.0; 2004–$58.5; 2003–$60.3.

Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2005–$54.1; 2004–$47.8; 2003–$43.9.

Other postretirement benefits and postemployment benefits were immaterial.

McDonald’s Corporation	47

SHARE-BASED COMPENSATION

At December 31, 2005, the Company had share-based compensation plans, which authorized the granting of various equity-based incentives including stock options, restricted stock and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 193.7 million at December 31, 2005, including 54.8 million available for future grants.

Stock options

Stock options to purchase common stock are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 32 million options currently outstanding) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. During 2005, the total intrinsic value of stock options exercised was $290.9 million. Cash received from stock options exercised during 2005 was $768.1 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $85.7 million. The Company uses treasury shares purchased under the Company’s historical share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented in the following table.

	2005				2004		2003
Options	Shares IN MILLIONS	Weighted- average exercise price	Weighted- average remaining contractual life IN YEARS	Aggregate intrinsic value	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	166.9	$27.80			194.2	$26.90	198.9	$27.57
Granted	7.1	32.59			20.1	26.10	23.6	14.96
Exercised	(32.7)	23.87			(30.0)	20.16	(12.6)	15.19
Forfeited/expired	(5.0)	30.44			(17.4)	28.99	(15.7)	27.07

Outstanding at end of year	136.3	$28.90	5.75	$657.6	166.9	$27.80	194.2	$26.90

Exercisable at end of year	103.3	$30.22	5.06	$361.3	114.7		122.9

RSUs

RSUs generally vest 100% at the end of three years and are payable in either shares of McDonald’s common stock or cash, at the Company’s option. Certain executives are awarded RSUs that are performance based. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over vesting period.

A summary of the activity of the Company’s RSUs during the year ended December 31, 2005 is presented in the following table.

RSUs

	Year ended December 31, 2005
	Shares IN MILLIONS	Weighted- average grant date fair value
Nonvested at December 31, 2004	1.7	$16.01
Granted	1.2	32.58
Vested	(0.1)	14.70
Forfeited	(0.2)	19.65
Nonvested at December 31, 2005	2.6	$23.60

The Company granted 0.2 million RSUs in 2004, a majority of which have performance conditions, and 1.8 million in 2003 which are service-vested. The Company realized tax deductions of $1.2 million from RSUs vested during 2005. Approximately

1.2 million of RSUs outstanding at December 31, 2005 will vest in first quarter 2006 and the Company intends to settle these awards using treasury shares.

48	McDonald’s Corporation

QUARTERLY RESULTS (UNAUDITED)

	Quarters ended December 31				Quarters ended September 30				Quarters ended June 30			Quarters ended March 31
IN MILLIONS, EXCEPT PER SHARE DATA	2005		2004		2005		2004		2005		2004	2005		2004
Revenues
Sales by Company-operated restaurants	$3,940.3		$3,764.1		$4,000.7		$3,664.8		$3,811.2		$3,511.9	$3,599.5		$3,283.0
Revenues from franchised and affiliated restaurants	1,294.3		1,246.2		1,326.4		1,260.9		1,284.5		1,217.1	1,203.3		1,116.7

Total revenues	5,234.6		5,010.3		5,327.1		4,925.7		5,095.7		4,729.0	4,802.8		4,399.7

Company-operated margin	587.8		563.5		610.8		578.5		548.6		526.4	490.4		455.6
Franchised margin	1,039.8		988.0		1,069.8		1,008.0		1,030.7		971.4	946.3		870.3
Operating income	935.5	(1)	617.3	(2)	1,159.8	(1)	1,098.9		1,016.7	(1)	965.9	909.6	(1)	858.4
Net income	$608.5	(1)	$397.9	(3)	$735.4	(1)	$778.4	(4)	$530.4	(1,5)	$590.7	$727.9	(1,6)	$511.5

Net income per common share-basic	$.48	(1)	$.31	(3)	$.59	(1)	$.62	(4)	$.42	(1,5)	$.47	$.57	(1,6)	$.41
Net income per common share-diluted	$.48	(1)	$.31	(3)	$.58	(1)	$.61	(4)	$.42	(1,5)	$.47	$.56	(1,6)	$.40

Dividends declared per common share	$—		$—		$.67		$.55		$—		$—	$—		$—

Weighted-average shares-basic	1,259.8		1,264.3		1,253.9		1,256.7		1,259.5		1,256.0	1,268.5		1,261.7
Weighted-average shares-diluted	1,275.7		1,280.9		1,271.6		1,268.4		1,269.7		1,268.0	1,289.0		1,275.5

Market price per common share:
High	$35.69		$32.96		$35.03		$28.25		$31.91		$29.43	$34.56		$29.98
Low	31.48		27.31		27.36		25.64		27.74		25.05	30.81		24.54
Close	33.72		32.06		33.49		28.03		27.75		26.00	31.14		28.57

(1)	Includes share-based and related incremental compensation expense:

•	Fourth quarter 2005–$44.4 million ($31.2 million after tax or $0.03 per share)

•	Third quarter 2005–$44.3 million ($30.0 million after tax or $0.02 per share)

•	Second quarter 2005–$45.1 million ($30.2 million after tax or $0.02 per share-diluted, $0.03 per share-basic)

•	First quarter 2005–$57.4 million ($38.3 million after tax or $0.03 per share)

(2)	Includes the following pretax charges:

•	$159.9 million related to a correction in the Company’s lease accounting practices and policies.

•	$117.2 million related to asset/goodwill impairment primarily in South Korea.

(3)	Includes net pretax charges of $227.8 million ($180.1 million after tax or $0.14 per share) consisting of the $277.1 million pretax charges discussed in note 2 above and a $49.3 million nonoperating gain related to the sale of the Company’s interest in a U.S. real estate partnership.

(4)	The effective income tax rate for the third quarter of 2004 benefited from an international transaction and the utilization of certain previously unrealized capital loss carryforwards (the Company was able to reverse a valuation allowance related to the carryforwards due to the gain discussed in note 3 above).

(5)	Includes $112.0 million or $0.09 per share of incremental tax expense for the second quarter of 2005 resulting from the decision to repatriate foreign earnings under the Homeland Investment Act.

(6)	Includes $178.8 million or $0.13 per share of tax benefit for the first quarter of 2005 primarily due to a favorable audit settlement of the Company’s 2000–2002 U.S. tax returns.

McDonald’s Corporation	49

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on a subsequent page of this Report and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

McDONALD’S CORPORATION

February 20, 2006

50	McDonald’s Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

McDonald’s Corporation

We have audited the accompanying Consolidated balance sheets of McDonald’s Corporation as of December 31, 2005 and 2004, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2005, the Company changed its method for accounting for share-based compensation to conform with SFAS No.123(R), Share-Based Payment. Effective January 1, 2003, the Company changed its method for accounting for asset retirement obligations to conform with SFAS No.143, Accounting for Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McDonald’s Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2006

McDonald’s Corporation	51

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report, that McDonald’s Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the Consolidated balance sheets of McDonald’s Corporation as of December 31, 2005 and 2004, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2006

52	McDonald’s Corporation

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the CEO and CFO confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2005. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on our website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 10 of this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2005.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. (1)	All Financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 34 through 48 of this
Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation	53

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit number/description

(3) (a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

(b)	By-Laws, as amended and restated January 26, 2006, incorporated herein by reference from Form 8-K dated January 26, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts

(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2005.*

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

54	McDonald’s Corporation

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December, 31, 2004.*

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.*

(i)	First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K, dated May 10, 2005.*

(l)	Arrangement between M. Lawrence Light and the Company, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

(m)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

(n)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

(12)	Computation of ratio of earnings to fixed charges

(21)	Subsidiaries of the registrant

(23)	Consent of independent registered public accounting firm

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

McDonald’s Corporation	55

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation (Registrant)

By	/S/ Matthew H. Paull
Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

February 27, 2006
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 27th day of February, 2006:

Signature, Title

By	/S/ Hall Adams, Jr.
Hall Adams, Jr.
Director

By	/S/ Edward A. Brennan
Edward A. Brennan
Director

By	/S/ Robert A. Eckert
Robert A. Eckert
Director

By	/S/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By
Jeanne P. Jackson
Director

By	/S/ Richard H. Lenny
Richard H. Lenny
Director

By	/S/ Walter E. Massey
Walter E. Massey
Director

By	/S/ Andrew J. McKenna
Andrew J. McKenna
Chairman of the Board and Director

By	/S/ Cary D. McMillan
Cary D. McMillan
Director

By	/S/ Matthew H. Paull
Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

By	/S/ David M. Pojman
David M. Pojman
Corporate Senior Vice President–Controller

By	/S/ Michael J. Roberts
Michael J. Roberts
President and Chief Operating Officer and Director

By	/S/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/S/ James A. Skinner
James A. Skinner
Vice Chairman, Chief Executive Officer and Director

By	/S/ Anne-Marie Slaughter
Anne-Marie Slaughter
Director

By	/S/ Roger W. Stone
Roger W. Stone
Director

56	McDonald’s Corporation