Form 10-Q
period 2006-03-31
MCDONALDS CORP
filed 2006-05-09
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐    No ☒

1,246,076,252

(Number of shares of common stock

outstanding as of March 31, 2006)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates: Boston Market, Chipotle Mexican

Grill and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2006	December 31, 2005
Assets
Current assets
Cash and equivalents	$ 3,803.1	$ 4,260.4
Accounts and notes receivable	742.4	795.9
Inventories, at cost, not in excess of market	138.5	147.0
Prepaid expenses and other current assets	584.3	646.4
Total current assets	5,268.3	5,849.7
Other assets
Investments in and advances to affiliates	1,018.0	1,035.4
Goodwill, net	2,043.2	1,950.7
Miscellaneous	1,207.8	1,245.0
Total other assets	4,269.0	4,231.1
Property and equipment
Property and equipment, at cost	30,379.7	29,897.2
Accumulated depreciation and amortization	(10,315.7)	(9,989.2)
Net property and equipment	20,064.0	19,908.0
Total assets	$ 29,601.3	$ 29,988.8
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 529.1	$ 544.0
Accounts payable	586.3	689.4
Income taxes	352.0	567.6
Other taxes	221.5	233.5
Accrued interest	166.9	158.5
Accrued payroll and other liabilities	1,167.6	1,184.6
Current maturities of long-term debt	673.4	658.7
Total current liabilities	3,696.8	4,036.3
Long-term debt	8,708.9	8,937.4
Other long-term liabilities	1,063.6	892.3
Deferred income taxes	965.0	976.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	2,976.7	2,797.6
Unearned ESOP compensation	(75.4)	(77.4)
Retained earnings	24,141.6	23,516.0
Accumulated other comprehensive income (loss)	(636.9)	(733.1)
Common stock in treasury, at cost; 414.5 and 397.4 million shares	(11,255.6)	(10,373.6)
Total shareholders’ equity	15,167.0	15,146.1
Total liabilities and shareholders’ equity	$ 29,601.3	$ 29,988.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2006	2005
Revenues
Sales by Company-operated restaurants	$3,855.9	$3,599.5
Revenues from franchised and affiliated restaurants	1,245.0	1,203.3
Total revenues	5,100.9	4,802.8
Operating costs and expenses
Company-operated restaurant expenses	3,302.8	3,109.1
Franchised restaurants – occupancy expenses	252.1	257.0
Selling, general & administrative expenses	550.3	520.1
Impairment and other charges (credits), net	86.1	(18.7)
Other operating (income) expense, net	(14.2)	25.7
Total operating costs and expenses	4,177.1	3,893.2
Operating income	923.8	909.6
Interest expense	102.3	89.8
Nonoperating income, net	(84.3)	(10.4)
Income before provision for income taxes	905.8	830.2
Provision for income taxes	280.5	102.3
Net income	$625.3	$727.9
Net income per common share–basic	$0.50	$0.57
Net income per common share–diluted	$0.49	$0.56
Weighted average shares outstanding–basic	1,254.1	1,268.5
Weighted average shares outstanding–diluted	1,271.2	1,289.0

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2006	2005
Operating activities
Net income	$625.3	$727.9
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	305.4	316.5
Deferred income taxes	(3.8)	(34.5)
Income taxes audit benefit	—	(178.8)
Share-based compensation	38.9	48.1
Gains on Chipotle transactions	(51.2)	—
Other	114.5	37.2
Changes in working capital items	(413.9)	(123.4)
Cash provided by operations	615.2	793.0
Investing activities
Property and equipment expenditures	(289.2)	(242.4)
Purchases and sales of restaurant businesses and sales of property	(20.6)	(8.8)
Sale of Chipotle shares, net	61.4	—
Other	57.2	(34.0)
Cash used for investing activities	(191.2)	(285.2)
Financing activities
Notes payable and long-term financing issuances and repayments	(323.7)	(358.2)
Treasury stock purchases	(981.4)	(414.0)
Proceeds from stock option exercises	249.6	229.0
Excess tax benefit on share-based compensation	31.7	14.0
Chipotle IPO proceeds, net	120.9	—
Other	21.6	(1.9)
Cash used for financing activities	(881.3)	(531.1)
Cash and equivalents decrease	(457.3)	(23.3)
Cash and equivalents at beginning of period	4,260.4	1,379.8
Cash and equivalents at end of period	$3,803.1	$1,356.5

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2006 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2006 and 2005:

	Quarters Ended March 31,
In millions	2006	2005
Net income	$625.3	$727.9
Other comprehensive income (loss):
Foreign currency translation adjustments	103.1	(198.2)
Deferred hedging adjustments	(6.9)	(7.7)
Total other comprehensive income (loss)	96.2	(205.9)
Total comprehensive income	$721.5	$522.0

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted average shares outstanding. Diluted weighted average shares outstanding includes weighted average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 17.1 million shares and 20.5 million shares for the first quarter 2006 and 2005, respectively. Stock options that were not included in diluted weighted average shares outstanding because they would have been antidilutive were 37.6 million shares and 46.4 million shares for the first quarter 2006 and 2005, respectively.

Share-based Compensation

First quarter 2006 results include pretax expense of $38.9 million related to share-based compensation (stock options and restricted stock units (RSUs)) compared with $48.1 million in first quarter 2005. For the full year 2006, the Company expects pretax share-based compensation expense to be approximately $125 million compared with $154.1 million in 2005. During the first quarter 2006 the Company granted 6.7 million stock options and 1.2 million RSUs.

Segment Information

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

	Quarters Ended March 31,
In millions	2006	2005
Revenues
U.S.	$1,737.9	$1,586.5
Europe	1,655.4	1,717.4
APMEA	727.4	705.1
Latin America	380.2	284.1
Canada	241.4	206.0
Other	358.6	303.7
Total revenues	$5,100.9	$4,802.8
Operating income (loss)
U.S.	$628.9	$539.4
Europe	261.1	308.2
APMEA	95.7	92.8
Latin America	(8.5)	8.7
Canada	38.7	29.4
Other	8.7	2.4
Corporate	(100.8)	(71.3)
Total operating income	$923.8	$909.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company primarily franchises and operates McDonald’s restaurants. In addition, the Company operates certain non-McDonald’s brands that are not material to the Company’s overall results. Of the more than 30,000 McDonald’s restaurants in over 100 countries, more than 18,000 are operated by franchisees/licensees, over 4,000 are operated by affiliates and over 8,000 are operated by the Company. In general, the Company owns the land and building or secures long-term leases for both Company-operated and franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees.

While we view ourselves primarily as a franchisor, we continually review our restaurant ownership mix (that is our mix between Company-operated, conventional franchise, joint venture or developmental license) to deliver a great customer experience and drive long-term profitability, with a focus on underperforming markets and markets where direct restaurant operation by us is less attractive due to market size, business conditions or legal considerations. Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, along with input from our franchisees, we can develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations, the financial health of franchisees or other factors.

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

Strategic Direction and Financial Performance

Over the past few years, the Company has remained aligned and focused on executing the Plan to Win, a combination of customer-centric initiatives designed to deliver operational excellence and leadership marketing implemented around five drivers of exceptional customer experiences – people, products, place, price and promotion. In line with our commitment to revitalize the brand by executing the Plan to Win, we have exercised greater financial discipline, delivered against the targets laid out in our revitalization plan and achieved many significant milestones. Our resulting financial strength and substantial cash generating ability is a testament to System alignment and focus on growing our existing restaurant business. Our progress has created the opportunity to return even greater amounts of cash flow to shareholders through dividends and share repurchases after funding investments in our business that offer solid returns.

Strategic initiatives aligned behind McDonald’s Plan to Win are strengthening our competitive position and delivering positive results worldwide. Performance for the first quarter reflected more customer visits and enhanced profitability as we continued to connect with our customers and increase the relevance of our brand.

The ongoing momentum of our U.S. business drove the segment’s double-digit revenue growth and margin improvement. We will continue to maximize our U.S. performance by providing customers with an exceptional experience that offers expanded menu choices, enhanced conveniences and compelling everyday value.

In Europe and APMEA, our ongoing commitment to everyday value, balanced with premium products that appeal to local tastes contributed to each segment’s financial performance for the quarter. We remain focused on further strengthening the contribution from both of these critical business segments.

In addition, we remain committed to returning value to shareholders through share repurchase and dividends. In the first quarter 2006, we bought back $1.0 billion or 29.5 million shares of McDonald’s stock, and in April 2006, we bought back approximately $300 million of additional McDonald’s stock.

Overall, our strong quarterly financial performance reflects diligent execution of our fundamental business drivers. Our results confirm that our strategy of growing by improving our existing restaurants and focusing on the 5 P’s of people, products, place, price and promotion is the right strategy for McDonald’s, our customers and our shareholders. Our long-term goals remain unchanged: average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These goals exclude the impact of foreign currency translation.

Operating Highlights for the Quarter Included:

•	Consolidated revenues increased 6% (8% in constant currencies). Consolidated Systemwide sales increased 4% (7% in constant currencies).

•	Global comparable sales increased 5.2% and were positive in all segments.

•	Company-operated and franchised restaurant margin percents improved in all segments.

•	Cash provided by operations totaled $615.2 million.

•	The Company repurchased $1.0 billion or 29.5 million shares of its stock.

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	McDonald’s expects net restaurant additions to add about one percentage point to sales growth in 2006 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2005. In 2006, McDonald’s expects to open about 700 traditional McDonald’s restaurants and 100 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

•	The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	The Company expects full-year 2006 selling, general & administrative expenses to decline as a percent of revenues and Systemwide sales, compared with 2005.

•	A significant part of the Company’s operating income is from outside the U.S., and about 80% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2005, the Company’s annual earnings per share would change about 6 cents to 7 cents.

•	The Company plans to return to pre-HIA (Homeland Investment Act) debt and cash levels as we pay down debt over the next couple of years. The late 2005 borrowings, used to fund dividend payments to repatriate earnings back to the U.S. parent-company, resulted in a temporary increase in both cash and debt on our Consolidated balance sheet. However, our net debt position (gross debt outstanding less cash available for investment) has improved significantly, excluding this one-time opportunity. For 2006, the Company expects its net debt principal repayments to be at least $1.4 billion. The Company expects interest expense in 2006 to increase 7% to 9% compared with 2005, based on current interest and foreign currency exchange rates. This increase will be partly offset by the related higher interest income from cash available for investing.

•	McDonald’s expects the effective income tax rate for the full year 2006 to be approximately 31% to 33%, although some volatility may be experienced between the quarters in the normal course of business.

•	The Company expects capital expenditures for 2006 to be approximately $1.8 billion.

•	In addition to the repurchases resulting from the Chipotle transactions described in the following bullet point, in 2006 and 2007 combined, the Company expects to return between $5 billion and $6 billion to shareholders through a combination of shares repurchased and dividends paid.

•	As previously announced, subject to market conditions, McDonald’s plans to sell approximately five million shares of Chipotle stock through a registered securities offering during the second quarter 2006 and use the proceeds to buy back McDonald’s shares. In addition, the Company expects to completely separate from Chipotle later this year through a tax-free exchange of Chipotle shares for McDonald’s common stock, again subject to market conditions. The McDonald’s shares acquired as a result of these transactions will be over and above the Company’s commitment to return $5 billion to $6 billion to shareholders through dividends and share repurchases during 2006 and 2007, combined. Currently, McDonald’s owns about 21 million shares of Chipotle stock representing a net investment of approximately $325 million.

•	As previously announced, over the next three years, the Company will pursue selling certain existing markets to developmental licensees. Under a developmental license, a local entrepreneur owns the business, including the real estate interest, and uses its capital and local knowledge to build the Brand and optimize sales and profitability over the long term. Under this arrangement, McDonald’s collects a royalty, which varies by market, based on a percentage of sales, but does not invest capital. We are in the process of identifying potential licensees in some markets and may complete a limited number of transactions this year, although we do not expect that the financial impact of our plans will be material in 2006. We may not recover our entire net investment in each of these markets and may therefore record impairment charges in future periods as we adjust our ownership mix. The timing and amount of any charges will depend on the circumstances of each transaction.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be closed include road construction, reimaging or remodeling, and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2006
	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,855.9	7
Revenues from franchised and affiliated restaurants	1,245.0	3
Total revenues	5,100.9	6
Operating costs and expenses
Company-operated restaurant expenses	3,302.8	6
Franchised restaurants – occupancy expenses	252.1	(2)
Selling, general & administrative expenses	550.3	6
Impairment and other charges (credits), net	86.1	n/m
Other operating (income) expense, net	(14.2)	n/m
Total operating costs and expenses	4,177.1	7
Operating income	923.8	2
Interest expense	102.3	14
Nonoperating income, net	(84.3)	n/m
Income before provision for income taxes	905.8	9
Provision for income taxes	280.5	n/m
Net income	$625.3	(14)
Net income per common share–basic	$0.50	(12)
Net income per common share–diluted	$0.49	(13)

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the quarter, net income was $625.3 million and diluted net income per common share was $0.49. The 2006 results included operating expenses of $59.1 million after tax or approximately $0.045 per share primarily related to: previously announced actions taken for a limited number of restaurant closings in the U.K. in conjunction with an overall restaurant portfolio review; costs to buy out certain litigating franchisees in Brazil; and an impairment charge on the anticipated sale of a small market in Europe to a developmental licensee. In addition, 2006 results included a nonoperating gain of $45.6 million after tax or approximately $0.035 per share due to the initial public offering (IPO) of Chipotle and the concurrent sale of Chipotle shares. First quarter 2005 net income was $727.9 million and diluted net income per common share was $0.56. The 2005 results included a tax benefit of $178.8 million or $0.13 per share due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns.

During the quarter, the Company repurchased 29.5 million shares of its stock for $1.0 billion.

Diluted weighted average shares outstanding decreased in the first quarter of 2006 due to treasury stock purchases exceeding stock option exercises in 2005 and the first quarter of 2006.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per share data
Quarters ended March 31,	Reported Amount		Currency Translation Benefit / (Loss)
	2006	2005	2006
Revenues	$5,100.9	$4,802.8	$(96.6)
Combined operating margins*	1,505.0	1,406.9	(37.8)
Selling, general & administrative expenses	550.3	520.1	8.6
Operating income	923.8	909.6	(31.3)
Net income	625.3	727.9	(15.0)
Net income per common share – diluted	0.49	0.56	(0.01)

*	Excludes non-McDonald’s brands

Foreign currency translation had a negative impact on the growth rates of consolidated revenues, operating income, net income and net income per common share for the quarter, primarily due to the weakening of the Euro.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters ended March 31,	2006	2005	% Inc / (Dec )	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$1,025.0	$929.5	10	10
Europe	1,285.7	1,321.8	(3)	5
APMEA*	636.9	616.6	3	4
Latin America	355.1	263.1	35	25
Canada	197.7	166.3	19	12
Other**	355.5	302.2	18	18
Total	$3,855.9	$3,599.5	7	9
Franchised and affiliated revenues
U.S.	$712.9	$657.0	9	9
Europe	369.7	395.6	(7)	2
APMEA*	90.5	88.5	2	8
Latin America	25.1	21.0	20	13
Canada	43.7	39.7	10	4
Other**	3.1	1.5	n/m	n/m
Total	$1,245.0	$1,203.3	3	6
Total revenues
U.S.	$1,737.9	$1,586.5	10	10
Europe	1,655.4	1,717.4	(4)	4
APMEA*	727.4	705.1	3	4
Latin America	380.2	284.1	34	24
Canada	241.4	206.0	17	10
Other**	358.6	303.7	18	18
Total	$5,100.9	$4,802.8	6	8

*	APMEA represents Asia/Pacific, Middle East and Africa

**	Other represents non-McDonald’s brands

Consolidated revenues increased 6% (8% in constant currencies), primarily due to positive global comparable sales for each month of the quarter.

In the U.S., the increase in revenues was driven by multiple initiatives that are delivering variety such as the launch of the Spicy Premium Chicken Sandwich and Premium Roast coffee, convenience such as extended hours and cashless payment options, and continued focus on everyday value. In addition, Company-operated revenues benefited from restaurant ownership changes that took place since the first quarter 2005.

Europe’s constant currency increase in revenues was due to strong comparable sales in France and Russia, which is entirely Company-operated. These increases were partly offset by negative comparable sales in the U.K. In addition, Europe’s first quarter revenue performance reflects negative impact from the change in timing of Easter, and related school holidays from March in 2005 to April in 2006.

In APMEA, the increase in revenues was primarily due to strong comparable sales in Australia, as well as expansion and improved comparable sales in China. In addition, results reflected the consolidation of Malaysia, for financial reporting purposes, due to an increase in the Company’s ownership during the first quarter 2006. These increases were partly offset by the conversion of two markets (about 325 restaurants) to developmental licensee structures during 2005, under which the Company receives a royalty based on a percent of sales.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2006 and 2005:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Inc /(Dec)
	Quarters ended March 31,
	2006	2005
U.S.	6.6	5.2
Europe	2.0	2.9
APMEA	4.1	5.5
Latin America	15.3	14.6
Canada	8.5	(2.7)
McDonald’s Restaurants	5.2	4.6

*	Excludes non-McDonald’s brands

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2006:

SYSTEMWIDE SALES
	Quarters ended March 31,
	% Inc / (Dec)	% Inc Excluding Currency Translation
U.S.	7	7
Europe	(5)	3
APMEA	—	6
Latin America	25	16
Canada	16	9
Other	17	17
Total systemwide sales	4	7

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
Quarters ended March 31,	Percent		Amount		% Inc / (Dec)	% Inc Excluding Currency Translation
	2006	2005	2006	2005
Franchised
U.S.	81.5	80.2	$581.0	$527.0	10	10
Europe	75.6	75.5	279.5	298.8	(6)	2
APMEA	87.1	85.7	78.8	75.8	4	10
Latin America	70.4	64.7	17.7	13.6	30	25
Canada	76.2	74.8	33.3	29.7	12	6
Total	79.7	78.6	$990.3	$944.9	5	8

Company-operated
U.S.	18.3	17.9	$187.1	$166.4	12	12
Europe	13.6	13.5	174.9	178.9	(2)	5
APMEA	12.3	10.9	78.7	66.9	18	19
Latin America	13.2	12.0	46.8	31.5	49	42
Canada	13.7	11.0	27.2	18.3	49	40
Total	14.7	14.0	$514.7	$462.0	11	14

Franchised margin dollars increased $45.4 million or 5% for the quarter (8% in constant currencies). The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., improvement in the franchised margin percent for the quarter was primarily driven by strong comparable sales.

•	Europe’s franchised margin percent for the quarter benefited from positive comparable sales substantially offset by results in the U.K. and higher rent expense in many markets.

Company-operated margin dollars increased $52.7 million or 11% for the quarter (14% in constant currencies). The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in both periods.

•	In the U.S., the Company-operated margin percent increased due to positive comparable sales, partly offset by higher utility, labor and promotional costs. Commodity costs are expected to be relatively flat for the year.

•	Europe’s Company-operated margin percent increased primarily due to positive comparable sales and improved results in Germany. This increase was partly offset by weak performance in the U.K., primarily as a result of negative comparable sales, and labor pressures in certain markets. Commodity costs are expected to be relatively flat for the year.

•	In APMEA, the Company-operated margin percent for the quarter reflected strong results in Australia as well as improved results in Hong Kong and China.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters ended March 31,
	2006	2005
Food & paper	33.5	34.1
Payroll & employee benefits	26.4	26.6
Occupancy & other operating expenses	25.4	25.3
Total expenses	85.3	86.0
Company-operated margins	14.7	14.0

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 6% for the quarter (7% in constant currencies) primarily as a result of employee-related costs and the timing of certain expenses, including costs related to our involvement with the Olympics. Selling, general & administrative expenses as a percent of revenues were 10.8% in both the first quarter 2006 and 2005 and as a percent of Systemwide sales were 4.1% for 2006 compared with 4.0% for 2005. In second quarter, we expect G&A to increase mostly due to the timing of our biennial worldwide operator convention but we continue to expect G&A as a percent of revenues and Systemwide sales to decline for 2006.

Impairment and Other Charges (Credits), Net

In first quarter 2006, the Company recorded $86.1 million of expense related to the following: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); costs to buy out certain litigating franchisees in Brazil ($29.0 million); an impairment charge on the anticipated sale of a small market in Europe to a developmental licensee ($7.8 million); and asset write offs in APMEA ($7.5 million).

In first quarter 2005, the Company recorded $18.7 million of income from a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters ended March 31,
	2006	2005
Gains on sales of restaurant businesses	$(8.2)	$(10.4)
Equity in earnings of unconsolidated affiliates	(13.4)	(16.4)
Other expense	7.4	52.5
Total	$(14.2)	$25.7

Other expense for 2005 reflected a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended March 31,	2006	2005	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$628.9	$539.4	17	17
Europe	261.1	308.2	(15)	(8)
APMEA	95.7	92.8	3	9
Latin America	(8.5)	8.7	n/m	n/m
Canada	38.7	29.4	32	24
Other	8.7	2.4	n/m	n/m
Corporate	(100.8)	(71.3)	(41)	(41)
Total operating income	$923.8	$909.6	2	5

n/m Not meaningful

In the U.S., results increased for the quarter primarily due to higher combined operating margin dollars.

In Europe, results for first quarter 2006 included impairment and other charges totaling $49.6 million and results for first quarter 2005 included a supply chain charge of $24.1 million. These two items combined negatively impacted the constant currency operating income growth rate by 10 percentage points. In addition, operating results for the quarter reflected strong performance in France and weak results in the U.K. as well as costs related to the Olympics.

In APMEA, results for first quarter 2006 were positively impacted by strong performance in Australia and improved results in China and Hong Kong, partly offset by $7.5 million of asset write offs.

In Latin America, results for the first quarter 2006 reflected continued strong sales performance across most markets, which was more than offset by $29.0 million of costs to buy out certain litigating franchisees in Brazil.

Corporate results for 2005 included an $18.7 million favorable adjustment to certain liabilities established in prior years.

Interest Expense

For the quarter, interest expense increased due to higher average debt levels as a result of activity related to the Homeland Investment Act (HIA), partly offset by the benefit of weaker foreign currencies. In fourth quarter 2005, the Company repatriated approximately $3 billion of foreign historical earnings under HIA. The repatriation was funded through local borrowings in certain markets.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended March 31,
	2006	2005
Interest income	$(38.3)	$(14.3)
Translation (gain) / loss	(5.9)	3.3
Gains on Chipotle transactions	(51.2)	—
Other expense	11.1	0.6
Total	$(84.3)	$(10.4)

Interest income increased primarily due to higher cash levels mainly due to HIA-related activity.

In January 2006, Chipotle completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling un-issued shares in the public offering. Concurrently with this IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $19.2 million, while still remaining the majority shareholder.

Income Taxes

The effective income tax rate was 31.0% for first quarter 2006 compared with 12.3% in first quarter 2005. The portion of the 2006 Chipotle IPO gain related to the increase in the carrying value of the Company’s investment was not tax affected. The lower effective income tax rate in 2005 included a benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $615.2 million and exceeded capital expenditures by $326.0 million for the three months. Cash provided by operations decreased $177.8 million compared to the three months in 2005 due to changes in working capital items primarily related to higher income tax payments, partly offset by stronger operating results.

Cash used for investing activities totaled $191.2 million for the three months, a decrease of $94.0 million. Higher capital spending was more than offset by the proceeds from the sale of Chipotle shares and the redemptions of short-term investments. Capital expenditures increased $46.8 million for the three months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $881.3 million for the three months, an increase of $350.2 million primarily due to higher share repurchases, partly offset by proceeds from the Chipotle IPO and lower net debt repayments.

As a result of the above activity, the Company’s cash balance decreased $457.3 million from December 31, 2005 to $3,803.1 million at March 31, 2006. For the full year, the Company expects capital expenditures to be approximately $1.8 billion and debt repayments to be at least $1.4 billion. In 2006 and 2007 combined, the Company expects to return between $5 billion and $6 billion to shareholders through share repurchases and dividends. This guidance related to dividend and share repurchase does not take into account additional shares that may be acquired by McDonald’s in connection with its previously announced disposition of Chipotle.

Debt obligations at March 31, 2006 totaled $9,911.4 million compared with $10,140.1 million at December 31, 2005. The decrease in 2006 was due to net repayments of $323.7 million and SFAS No. 133 noncash fair value adjustments of $47.3 million, partially offset by the impact of changes in exchange rates on foreign currency-denominated debt of $105.5 million and the consolidation of Malaysia.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2006	2005
Operated by franchisees	18,375	18,340
Operated by the Company	9,468	9,142
Operated by affiliates	4,068	4,111
Systemwide restaurants	31,911	31,593

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements about our plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under conventional franchise, license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Our plan to reduce our ownership of restaurants may be difficult to achieve for many reasons, and the change in ownership mix may not affect our results as we now expect. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate, as well as our results. In particular, increasing consumer focus on food “from field to front counter” presents challenges for our Brand and may adversely affect our sales and costs of doing business.

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

We developed the Plan to Win to address the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•	Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the various markets we serve, such as spending patterns, demographic changes, consumer food preferences, publicity about our products or operations that can drive consumer perceptions, as well as our success in planning and executing initiatives to address these trends and factors or other competitive pressures;

•	The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires the trust and confidence of our customers;

•	Our ability to respond effectively to adverse consumer perceptions about the quick-service segment of the informal eating out market, our products or the reliability of our supply chain and the safety of the commodities we use, particularly beef and chicken;

•	The success of our plans for 2006 and beyond to improve existing products and to roll-out new products and product line extensions, as well as the impact of our competitors’ actions, including in response to our product improvements and introductions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

•	Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•	The impact of events such as public boycotts, labor strikes and commodity or other supply chain price increases that can adversely affect us directly or adversely affect the vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

•	Our ability to drive improvements in our restaurants, recruit qualified restaurant personnel and motivate employees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet their expectations for quality food served in clean and friendly environments;

•	Whether our restaurant remodeling and rebuilding efforts will foster sustained increases in comparable sales for the affected restaurants and yield our desired return on our capital investment; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	Our ability to manage fluctuations in commodity prices, interest and foreign exchange rates and the effects of local governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	The impact on our margins of labor costs given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets;

•	The effects of local governmental initiatives to manage national economic conditions such as consumer spending or wage and inflation rates;

•	Our ability to develop effective initiatives in underperforming markets, such as the U.K., which is experiencing a highly competitive informal eating out market and low consumer confidence levels, Japan, which is experiencing slow economic growth and a challenging informal eating out market and South Korea, which is experiencing improving, yet still low consumer confidence levels;

•	The nature and timing of management decisions about underperforming markets or assets, including decisions that can result in material impairment charges that reduce our earnings; and

•	The success of our strategy in China, where we are planning significant growth, including our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has significantly increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•	The difficulty of achieving compliance with often conflicting regulations in multiple state or national markets and the potential impact of new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children or nutritional labeling;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	The impact of nutritional, health and other scientific inquiries and conclusions, which are constantly evolving and often contradictory in their implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third party suppliers.

•	The impact of litigation trends, particularly in our major markets, including class actions involving consumers and shareholders, labor and employment matters or landlord liability and the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	Disruptions in our operations or price volatility in a market that can result from government actions, including price controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases; and

•	The impact of changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof), which will depend on their timing, nature and scope.

Our results can be adversely affected by disruptions or events, such as the impact of severe weather conditions and natural disasters.

Severe weather conditions (such as the upcoming hurricane season), terrorist activities, health epidemics or pandemics or the prospect of these events (such as the potential spread of avian flu) can have an adverse impact on consumer spending and confidence levels and in turn the McDonald’s System and our results and prospects in the affected markets. Our receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2005 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 9, 2004, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 04CH10921) (Marilyn Clark, Derivatively on Behalf of McDonald’s Corporation v. Jack M. Greenberg, Matthew H. Paull, Michael J. Roberts, James A. Skinner, Stanley R. Stein, Gloria Santona, Fred L. Turner, Michael R. Quinlan, Hall Adams, Jr., Charles H. Bell, Edward A. Brennan, Robert A. Eckert, Enrique Hernandez, Jr., Jeanne P. Jackson, Donald G. Lubin, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, John W. Rogers, Jr., Terry L. Savage, Roger W. Stone, and Robert N. Thurston). This suit is purportedly brought on behalf of McDonald’s Corporation against several of its current and former directors and officers (collectively Individual Defendants), and the Corporation as a nominal defendant. Clark contains allegations similar to the federal court complaint, with additional allegations that the Individual Defendants participated in or failed to prevent the alleged securities fraud violations described above. Clark alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Clark seeks judgment in favor of McDonald’s Corporation for (1) unspecified damages sustained by the Corporation; (2) injunctive relief restricting the proceeds of Individual Defendants’ trading activities or other assets to assure the Corporation has an effective remedy; (3) restitution and disgorgement of all profits, benefits and other compensation; and (4) attorneys’ fees and costs. On May 3, 2006, Individual Defendants filed their motions to dismiss the complaint.

On January 30, 2006, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 06CH01950) (Philip Bufithis and Thomas Bauernfeind v. Hall Adams, Jr., Edward A. Brennan, Robert A. Eckert, Jack M. Greenberg, Enrique Hernandez, Jr., Jeanne P. Jackson, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, Matthew H. Paull, Michael J. Roberts, John W. Rogers, Jr., James A. Skinner, Anne-Marie Slaughter, and Roger W. Stone). Like Clark, this suit is purportedly brought on behalf of McDonald’s Corporation against several of its directors, officers and a former officer (collectively Individual Defendants), and the Corporation as a nominal defendant. Bufithis contains allegations similar to the lawsuits described above, claiming that from 2001 to 2003 the Individual Defendants participated in or acquiesced to improper undisclosed accounting practices, in alleged violation of federal securities law. Bufithis alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, and seeks judgment in favor of McDonald’s for unspecified damages sustained by the Corporation and unspecified equitable relief, as well as attorneys’ fees and costs. On May 3, 2006, Individual Defendants filed their motions to dismiss the complaint.

Item 1A. Risk Factors

This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These forward-looking statements involve a number of risks and uncertainties. These and other risks are noted in the Risk Factors and Cautionary Statement Regarding Forward-Looking Statements following the Management’s Discussion and Analysis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
January 1-31, 2006	11,144,109	$34.71	11,144,109	$1,806,003,000
February 1-28, 2006	8,876,411	$35.94	8,876,411	$1,486,988,000
March 1-31, 2006	9,480,888	$34.68	9,480,888	$6,158,150,000
Total	29,501,408	$35.07	29,501,408	$6,158,150,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In March 2006, the Company’s Board of Directors authorized an additional $5.0 billion to this share repurchase program, for a total of $10.0 billion. The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies, but also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated January 26, 2006, incorporated herein by reference from Form 8-K dated January 26, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141).

		(i)	6 3/8% Debentures due January 8, 2028. Supplemental Indenture No. 1, dated as of January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated January 5, 1998.

		(ii)	Medium-Term Notes, Series F, due from one Year to 60 Years from the Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), dated July 15, 1998.

		(iii)	Medium-Term Notes, Series G, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), dated May 3, 2001.

		(iv)	Medium-Term Notes, Series H, due from one Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), dated July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, dated October 18, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(b) of Form 8-K, dated September 19, 1997.

	(c)	Debt Securities Indenture, dated as of March 1, 1987, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364).

		(i)	8 7/8% Debentures, due 2011. Supplemental Indenture No. 17, incorporated herein by reference from Exhibit (4) of Form 8-K, dated April 22, 1991.

		(ii)	Medium-Term Notes, Series D, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), dated September 10, 1991.

		(iii)	Medium-Term Notes, Series E, due from nine months (U.S. Issue)/184 days (Euro Issue) to 60 years from the Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), dated July 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3A Registration Statement (File No. 333-82920), dated March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002.

		(ii)	Prospectus Supplement (to Prospectus dated March 15, 2002) dated March 4, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

		(iii)	Prospectus Supplement (to Prospectus dated March 15, 2002, and to Prospectus Supplement dated March 4, 2003) dated September 25, 2003, incorporated by reference from Form 424(b)(3) (File No. 333-82920).

(10)	Material Contracts:

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2005.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

		(i)	First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, as Amended and Restated June 2, 2005, filed herewith.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

		(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

		(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30,
2004.*

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2006, filed herewith.*

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form
10-K, for the year ended December 31, 2003.*

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K dated May 10, 2005.*

	(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(m)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(n)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(o)	McDonald’s Corporation Severance Plan, effective April 1, 2006, filed herewith.*

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a–14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a–14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

May 9, 2006	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer