Form 10-Q
period 2006-06-30
MCDONALDS CORP
filed 2006-08-04
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

1,226,326,886

(Number of shares of common stock

outstanding as of June 30, 2006)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates: Boston Market, Chipotle Mexican

Grill and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2006	December 31, 2005
Assets
Current assets
Cash and equivalents	$ 3,290.4	$ 4,260.4
Accounts and notes receivable	858.0	795.9
Inventories, at cost, not in excess of market	141.9	147.0
Prepaid expenses and other current assets	570.7	646.4
Total current assets	4,861.0	5,849.7
Other assets
Investments in and advances to affiliates	1,040.4	1,035.4
Goodwill, net	2,125.5	1,950.7
Miscellaneous	1,206.8	1,245.0
Total other assets	4,372.7	4,231.1
Property and equipment
Property and equipment, at cost	31,240.4	29,897.2
Accumulated depreciation and amortization	(10,701.1)	(9,989.2)
Net property and equipment	20,539.3	19,908.0
Total assets	$ 29,773.0	$ 29,988.8
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 553.2	$ 544.0
Accounts payable	556.7	689.4
Income taxes	190.7	567.6
Other taxes	253.4	233.5
Accrued interest	132.4	158.5
Accrued payroll and other liabilities	1,303.5	1,184.6
Current maturities of long-term debt	601.9	658.7
Total current liabilities	3,591.8	4,036.3
Long-term debt	8,351.4	8,937.4
Other long-term liabilities	1,166.8	892.3
Deferred income taxes	1,024.3	976.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	3,089.3	2,797.6
Unearned ESOP compensation	(73.4)	(77.4)
Retained earnings	24,976.1	23,516.0
Accumulated other comprehensive income (loss)	(366.2)	(733.1)
Common stock in treasury, at cost; 434.3 and 397.4 million shares	(12,003.7)	(10,373.6)
Total shareholders’ equity	15,638.7	15,146.1
Total liabilities and shareholders’ equity	$ 29,773.0	$ 29,988.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2006	2005	2006	2005
Revenues
Sales by Company-operated restaurants	$4,199.9	$3,811.2	$8,055.8	$7,410.7
Revenues from franchised and affiliated restaurants	1,372.4	1,284.5	2,617.4	2,487.8
Total revenues	5,572.3	5,095.7	10,673.2	9,898.5
Operating costs and expenses
Company-operated restaurant expenses	3,536.7	3,262.6	6,839.5	6,371.7
Franchised restaurants – occupancy expenses	260.3	253.8	512.4	510.8
Selling, general & administrative expenses	595.5	537.6	1,145.8	1,057.7
Impairment and other charges (credits), net	22.1	—	108.2	(18.7)
Other operating expense, net	18.3	25.0	4.1	50.7
Total operating costs and expenses	4,432.9	4,079.0	8,610.0	7,972.2
Operating income	1,139.4	1,016.7	2,063.2	1,926.3
Interest expense	97.8	88.3	200.1	178.1
Nonoperating income, net	(23.0)	(6.9)	(56.1)	(17.3)
Gain on Chipotle IPO and secondary sales	(197.4)	—	(248.6)	—
Income before provision for income taxes	1,262.0	935.3	2,167.8	1,765.5
Provision for income taxes	427.9	404.9	708.4	507.2
Net income	$834.1	$530.4	$1,459.4	$1,258.3
Net income per common share–basic	$0.68	$0.42	$1.17	$1.00
Net income per common share–diluted	$0.67	$0.42	$1.16	$0.98
Weighted average shares outstanding–basic	1,235.1	1,259.5	1,244.5	1,264.0
Weighted average shares outstanding–diluted	1,248.0	1,269.7	1,259.4	1,279.5

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Operating activities
Net income	$834.1	$530.4	$1,459.4	$1,258.3
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	315.0	306.5	620.4	623.0
Deferred income taxes	20.3	9.2	16.5	(25.3)
Income taxes audit benefit	—	—	—	(178.8)
Impairment and other charges (credits), net	22.1	—	108.2	(18.7)
Gain on Chipotle IPO and secondary sales	(197.4)	—	(248.6)	—
Share-based compensation	27.5	35.8	66.4	83.9
Other	(0.1)	7.9	28.3	63.8
Changes in working capital items	(142.1)	62.7	(556.0)	(60.7)
Cash provided by operations	879.4	952.5	1,494.6	1,745.5
Investing activities
Property and equipment expenditures	(382.2)	(360.1)	(671.4)	(602.5)
Purchases and sales of restaurant businesses and sales of property	6.0	20.6	(14.6)	11.8
Sale of Chipotle shares, net	267.7	—	329.1	—
Other	12.8	(24.3)	70.0	(58.3)
Cash used for investing activities	(95.7)	(363.8)	(286.9)	(649.0)
Financing activities
Notes payable and long-term financing issuances and repayments	(701.4)	158.0	(1,025.1)	(200.2)
Treasury stock purchases	(842.3)	(597.3)	(1,823.7)	(1,011.3)
Proceeds from stock option exercises	119.3	72.7	368.9	301.7
Excess tax benefit on share-based compensation	6.6	4.9	38.3	18.9
Chipotle IPO proceeds, net	—	—	120.9	—
Other	121.4	(22.9)	143.0	(24.8)
Cash used for financing activities	(1,296.4)	(384.6)	(2,177.7)	(915.7)
Cash and equivalents increase (decrease)	(512.7)	204.1	(970.0)	180.8
Cash and equivalents at beginning of period	3,803.1	1,356.5	4,260.4	1,379.8
Cash and equivalents at end of period	$3,290.4	$1,560.6	$3,290.4	$1,560.6

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2006 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company expects to adopt this interpretation effective January 1, 2007, as required. We cannot reasonably estimate the impact of this Interpretation at this time.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required. We cannot reasonably estimate the impact of this Issue at this time.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2006 and 2005:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Net income	$834.1	$530.4	$1,459.4	$1,258.3
Other comprehensive income (loss):
Foreign currency translation adjustments	275.4	(330.5)	378.5	(528.7)
Deferred hedging adjustments	(4.7)	8.8	(11.6)	1.1
Total other comprehensive income (loss)	270.7	(321.7)	366.9	(527.6)
Total comprehensive income	$1,104.8	$208.7	$1,826.3	$730.7

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted average shares outstanding. Diluted weighted average shares outstanding include weighted average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 12.9 million shares and 10.2 million shares for the second quarter 2006 and 2005, respectively, and 14.9 million shares and 15.5 million shares for the six months ended June 30, 2006 and 2005, respectively. Stock options that were not included in diluted weighted average shares outstanding because they would have been antidilutive were 41.8 million shares and 48.1 million shares for the second quarter 2006 and 2005, respectively, and 42.2 million shares and 46.5 million shares for the six months ended June 30, 2006 and 2005, respectively.

Share-based Compensation

Second quarter 2006 results include pretax expense of $27.5 million related to share-based compensation (stock options and restricted stock units (RSUs)) compared with $35.8 million in second quarter 2005. For the six months 2006, results include pretax expense of $66.4 million related to share-based compensation compared with $83.9 million in the six months 2005. For the full year 2006, the Company expects pretax share-based compensation expense to be approximately $125 million compared with $154.1 million in 2005.

Gain on Chipotle IPO and Secondary Sales

In first quarter 2006, Chipotle Mexican Grill (Chipotle) completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrently with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $19.2 million. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.7 million and a gain of $197.4 million, while still retaining majority ownership. In addition, the Company expects to completely separate from Chipotle by the end of October through a tax-free exchange of Chipotle shares for McDonald’s stock, subject to market conditions.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2006	2005	2006	2005
Revenues
U.S.	$1,897.2	$1,774.5	$3,635.1	$3,361.0
Europe	1,908.6	1,768.4	3,564.0	3,485.8
APMEA	740.2	682.0	1,467.6	1,387.1
Latin America	381.5	304.2	761.7	588.3
Canada	276.9	236.2	518.3	442.2
Other	367.9	330.4	726.5	634.1
Total revenues	$5,572.3	$5,095.7	$10,673.2	$9,898.5
Operating income (loss)
U.S.	$690.7	$638.7	$1,319.6	$1,178.1
Europe	418.3	363.1	679.4	671.3
APMEA	65.1	61.4	160.8	154.2
Latin America	11.9	2.4	3.4	11.1
Canada	50.9	42.7	89.6	72.1
Other	15.6	6.0	24.3	8.4
Corporate	(113.1)	(97.6)	(213.9)	(168.9)
Total operating income	$1,139.4	$1,016.7	$2,063.2	$1,926.3

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

Strategic initiatives aligned behind McDonald’s Plan to Win are strengthening our competitive position and delivering positive results worldwide. Our focused and disciplined approach to executing these initiatives continued to yield outstanding results throughout the first six months of 2006. Performance for the six months reflected more customer visits and enhanced profitability as we continued to connect with our customers and increase the relevance of our brand.

In the U.S., customer-centric business initiatives drove revenue, margin and operating income growth. McDonald’s U.S. performance continues to reflect the winning combination of compelling everyday value and innovative menu options.

In Europe, the three-tiered menu that offers premium, core and everyday low-price menu selections, as well as unique promotions that celebrate Europe’s enthusiasm for events like the World Cup, strengthened McDonald’s connection with consumers. We are pleased with Europe’s improving profitability and remain intent on building upon these strong results.

In Asia/Pacific, Middle East and Africa, the Company’s ongoing commitment to everyday value balanced with premium products that appeal to local tastes contributed to the segment’s strong performance.

The Company remains focused on the core McDonald’s restaurant business as the opportunities are significant. Accordingly, McDonald’s Board of Directors approved the disposition of the Company’s remaining interest in Chipotle through a tax-free exchange of Chipotle shares for McDonald’s stock. Subject to market conditions, McDonald’s expects to file a registration statement relating to the exchange offer with the Securities and Exchange Commission in the coming weeks and anticipates that the transaction will be completed by the end of October.

We remain committed to returning value to shareholders through share repurchase and dividends. During the first six months of

2006, we bought back $1.8 billion or 53.0 million shares of McDonald’s stock.

Overall, our strong quarterly financial performance reflects diligent execution of our fundamental business drivers. Our results confirm that our strategy of growing by improving our existing restaurants and focusing on the Plan to Win is the right strategy for McDonald’s, our customers and our shareholders. Our long-term goals remain unchanged: average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These goals exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Consolidated revenues increased 9% for the quarter and 8% for the six months.

•	Global comparable sales increased 5.5% for the quarter and 5.4% for the six months.

•	Company-operated and franchised restaurant margin percents improved in all geographic segments for the second consecutive quarter.

•	Operating income increased 12% as reported and in constant currency for the quarter and 7% (9% in constant currencies) for the six months.

•	Cash provided by operations totaled $1.5 billion for the six months.

•	The Company repurchased $1.8 billion or 53.0 million shares of its stock during the six months.

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	McDonald’s expects net restaurant additions to add about one percentage point to sales growth in 2006 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2005. In 2006, McDonald’s expects to open about 700 traditional McDonald’s restaurants and 100 satellite restaurants and close about 225 traditional restaurants and 125 satellite restaurants.

•	The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents.

•	The Company expects full-year 2006 selling, general & administrative expenses to decline as a percent of revenues and to be relatively flat to down slightly as a percent of Systemwide sales, compared with 2005.

•	A significant part of the Company’s operating income is from outside the U.S., and about 80% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2005, the Company’s annual earnings per share would change about 6 cents to 7 cents. Based on current rates, foreign currency translation is expected to have a minimal impact on earnings for the full year 2006.

•	The Company plans to return to pre-Homeland Investment Act (HIA) debt and cash levels as we pay down debt over the next couple of years. The late 2005 borrowings, used to fund dividend payments to repatriate earnings back to the U.S. parent-company, resulted in a temporary increase in both cash and debt on our Consolidated balance sheet. However, our net debt position (gross debt outstanding less cash available for investment) has improved significantly, excluding this one-time opportunity. For 2006, the Company expects its net debt principal repayments to be at least $1.4 billion. The Company expects interest expense in 2006 to increase approximately 11% to 13% compared with 2005, based on current interest and foreign currency exchange rates. This increase will be offset by the related higher interest income from cash available for investing.

•	McDonald’s expects the effective income tax rate for the full year 2006 to be approximately 31% to 33%, without taking into account the impact of the planned Chipotle exchange offer. Some volatility in the tax rate may be experienced between quarters in the normal course of business.

•	The Company expects capital expenditures for 2006 to be approximately $1.8 billion.

•	In 2006 and 2007 combined, the Company expects to return at least $5 billion to $6 billion to shareholders through a combination of dividends and share repurchases. McDonald’s stock acquired with the proceeds from the Chipotle share sales, as well as through the planned exchange offer, will be incremental to this amount.

•

As previously announced, over the next three years, the Company will continue to pursue selling certain existing markets to developmental licensees. Under a developmental license, a local entrepreneur owns the business, including the real estate interest, and uses its capital and local knowledge to build the Brand and optimize sales and profitability over the long term. Under this arrangement, McDonald’s collects a royalty, which varies by market, based on a percentage of sales, but does not invest capital. We are in the process of identifying potential licensees in some markets and may complete a limited number of transactions this year. We may not recover our entire net investment in each of these markets and may therefore record impairment charges in future periods as we adjust our ownership mix. The timing and amount of any charges will depend on the circumstances of each transaction.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be closed include road construction, reimaging or remodeling, and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,199.9	10	$8,055.8	9
Revenues from franchised and affiliated restaurants	1,372.4	7	2,617.4	5
Total revenues	5,572.3	9	10,673.2	8
Operating costs and expenses
Company-operated restaurant expenses	3,536.7	8	6,839.5	7
Franchised restaurants – occupancy expenses	260.3	3	512.4	—
Selling, general & administrative expenses	595.5	11	1,145.8	8
Impairment and other charges (credits), net	22.1	n/m	108.2	n/m
Other operating expense, net	18.3	(27)	4.1	(92)
Total operating costs and expenses	4,432.9	9	8,610.0	8
Operating income	1,139.4	12	2,063.2	7
Interest expense	97.8	11	200.1	12
Nonoperating income, net	(23.0)	n/m	(56.1)	n/m
Gain on Chipotle IPO and secondary sales	(197.4)	n/m	(248.6)	n/m
Income before provision for income taxes	1,262.0	35	2,167.8	23
Provision for income taxes	427.9	6	708.4	40
Net income	$834.1	57	$1,459.4	16
Net income per common share–basic	$0.68	62	$1.17	17
Net income per common share–diluted	$0.67	60	$1.16	18

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the quarter, net income was $834.1 million and diluted net income per common share was $0.67. The 2006 results included the following: $127.8 million after tax ($0.10 per share) of nonoperating income due to the secondary sale of Chipotle shares; $17.3 million after tax ($0.01 per share) of operating expenses primarily related to an impairment charge on the anticipated sale of a small market in Asia/Pacific, Middle East and Africa to a developmental licensee; and $13.5 million ($0.01 per share) of net incremental tax expense primarily related to the one-time impact from a tax law change in Canada. Second quarter 2005 net income was $530.4 million and diluted net income per common share was $0.42. The 2005 results included $112.0 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate approximately $3 billion in foreign earnings under HIA.

For the first six months of 2006, net income was $1,459.4 million and diluted net income per common share was $1.16. In addition to the second quarter items indicated above, results included operating expenses of $59.1 million after tax ($0.05 per share) primarily related to: a limited number of restaurant closings in the U.K. in conjunction with an overall restaurant portfolio review; costs to buy out certain litigating franchisees in Brazil, and an impairment charge on the sale of Bulgaria to a developmental licensee as well as a nonoperating gain of $45.6 million after tax ($0.04 per share) due to the IPO of Chipotle and the concurrent sale of Chipotle shares. For the first six months of 2005, net income was $1,258.3 million and diluted net income per common share was $0.98. The 2005 results included a tax benefit of $178.8 million ($0.13 per share) due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, in addition to the HIA tax expense recorded in the second quarter of 2005.

During the quarter, the Company repurchased 23.5 million shares for $804 million, bringing the total repurchases for the six months to 53.0 million shares or $1.8 billion.

Diluted weighted average shares outstanding for the second quarter and six months 2006 decreased primarily due to treasury stock purchases exceeding stock option exercises in 2005 and 2006.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per share data
Quarters Ended June 30,	Reported Amount		Currency Translation Benefit / (Loss )
	2006	2005	2006
Revenues	$ 5,572.3	$5,095.7	$40.5
Combined operating margins*	1,727.6	1,542.6	4.0
Selling, general & administrative expenses	595.5	537.6	(3.1)
Operating income	1,139.4	1,016.7	(1.3)
Net income	834.1	530.4	(2.1)
Net income per common share – diluted	0.67	0.42	—
Six Months Ended June 30,	2006	2005	2006
Revenues	$10,673.2	$9,898.5	$(56.1)
Combined operating margins*	3,232.6	2,949.5	(33.8)
Selling, general & administrative expenses	1,145.8	1,057.7	5.5
Operating income	2,063.2	1,926.3	(32.6)
Net income	1,459.4	1,258.3	(17.1)
Net income per common share – diluted	1.16	0.98	(0.01)

*	Reflects both franchised and Company-operated margin dollars and excludes non-McDonald’s brands

Foreign currency translation had a minimal impact on consolidated revenues, operating income, net income and net income per common share for the quarter, but had a negative impact for the six months, primarily due to the weakening of the Euro.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended June 30,	2006	2005	% Inc	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,124.0	$1,047.4	7	7
Europe	1,479.9	1,368.6	8	8
APMEA*	648.9	593.5	9	8
Latin America	356.0	283.1	26	20
Canada	226.5	190.3	19	7
Other**	364.6	328.3	11	11
Total	$4,199.9	$3,811.2	10	9
Franchised and affiliated revenues
U.S.	$773.2	$727.1	6	6
Europe	428.7	399.8	7	8
APMEA*	91.3	88.5	3	7
Latin America	25.5	21.1	21	17
Canada	50.4	45.9	10	(1)
Other**	3.3	2.1	57	57
Total	$1,372.4	$1,284.5	7	7
Total revenues
U.S.	$1,897.2	$1,774.5	7	7
Europe	1,908.6	1,768.4	8	8
APMEA*	740.2	682.0	9	8
Latin America	381.5	304.2	25	20
Canada	276.9	236.2	17	6
Other**	367.9	330.4	11	11
Total	$5,572.3	$5,095.7	9	9

REVENUES Dollars in millions
Six Months Ended June 30,	2006	2005	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$2,149.0	$1,976.9	9	9
Europe	2,765.6	2,690.4	3	7
APMEA*	1,285.8	1,210.1	6	6
Latin America	711.1	546.2	30	22
Canada	424.2	356.6	19	10
Other**	720.1	630.5	14	14
Total	$8,055.8	$7,410.7	9	9
Franchised and affiliated revenues
U.S.	$1,486.1	$1,384.1	7	7
Europe	798.4	795.4	—	5
APMEA*	181.8	177.0	3	8
Latin America	50.6	42.1	20	15
Canada	94.1	85.6	10	1
Other**	6.4	3.6	78	78
Total	$2,617.4	$2,487.8	5	7
Total revenues
U.S.	$3,635.1	$3,361.0	8	8
Europe	3,564.0	3,485.8	2	6
APMEA*	1,467.6	1,387.1	6	6
Latin America	761.7	588.3	29	22
Canada	518.3	442.2	17	8
Other**	726.5	634.1	15	15
Total	$10,673.2	$9,898.5	8	8

*	APMEA represents Asia/Pacific, Middle East and Africa

**	Other represents non-McDonald’s brands

Consolidated revenues increased 9% for the quarter and 8% for the six months, primarily due to positive global comparable sales.

In the U.S., the increase in revenues for the quarter and six months was primarily driven by our popular breakfast menu featuring Premium Roast Coffee, new products like our Premium Chicken Sandwich line and Asian Salad, and continued focus on everyday value. In addition, Company-operated sales for both periods of 2006 benefited from restaurant ownership changes that took place since the second quarter 2005.

Europe’s constant currency increase in revenues for the quarter and six months was primarily due to strong comparable sales in France, Germany and Russia (which is entirely Company-operated). The quarter also benefited from positive comparable sales in the U.K., partly offset by the market’s Company-operated restaurant closings in the first quarter 2006 and restaurant ownership changes.

In APMEA, the increase in revenues for the quarter and six months was primarily due to strong comparable sales in Australia, as well as expansion and positive comparable sales in China. In addition, results reflected the consolidation of Malaysia, for financial reporting purposes, due to an increase in the Company’s ownership during the first quarter 2006. These increases were partly offset by the 2005 conversion of the Philippines and Turkey (about 325 restaurants) to developmental licensee structures under which the Company receives a royalty based on a percent of sales.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2006 and 2005:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
U.S.	4.2	4.8	5.4	5.0
Europe	6.3	(0.3)	4.1	1.3
APMEA	7.2	1.2	5.6	3.4
Latin America	13.1	11.4	14.2	13.0
Canada	3.3	(0.1)	5.7	(1.3)
McDonald’s Restaurants	5.5	2.8	5.4	3.7

*	Excludes non-McDonald’s brands

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2006:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	5	5	6	6
Europe	7	7	1	5
APMEA	6	9	3	8
Latin America	20	15	22	15
Canada	15	4	15	6
Other	12	12	14	14
Total sales	7	7	5	7

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
Quarters ended June 30,	Percent		Amount		% Inc	% Inc / (Dec) Excluding Currency Translation
	2006	2005	2006	2005
Franchised
U.S.	82.8	81.9	$640.0	$595.2	8	8
Europe	77.5	76.7	332.5	306.7	8	9
APMEA	86.9	86.3	79.4	76.4	4	8
Latin America	72.3	70.0	18.4	14.8	24	22
Canada	77.8	77.6	39.2	35.6	10	(1)
Total	81.0	80.2	$1,109.5	$1,028.7	8	8
Company-operated
U.S.	19.8	19.2	$222.3	$201.2	10	10
Europe	16.0	14.3	237.3	196.4	21	21
APMEA	12.0	10.3	77.5	61.1	27	27
Latin America	12.0	9.9	42.7	28.1	52	48
Canada	16.9	14.3	38.3	27.1	41	27
Total	16.1	14.8	$618.1	$513.9	20	19

Six Months Ended June 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2006	2005	2006	2005
Franchised
U.S.	82.2	81.1	$1,221.0	$1,122.2	9	9
Europe	76.6	76.1	612.0	605.5	1	5
APMEA	87.0	86.0	158.2	152.2	4	9
Latin America	71.4	67.4	36.1	28.4	27	23
Canada	77.0	76.3	72.5	65.3	11	2
Total	80.4	79.4	$2,099.8	$1,973.6	6	8
Company-operated
U.S.	19.1	18.6	$409.4	$367.6	11	11
Europe	14.9	13.9	412.2	375.3	10	13
APMEA	12.1	10.6	156.2	128.0	22	23
Latin America	12.6	10.9	89.5	59.6	50	45
Canada	15.4	12.7	65.5	45.4	44	33
Total	15.4	14.4	$1,132.8	$975.9	16	17

Franchised margin dollars increased $80.8 million or 8% as reported and in constant currencies for the quarter and $126.2 million or 6% (8% in constant currencies) for the six months. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., the increases in the franchised margin percent for the quarter and six months were primarily driven by strong comparable sales.

•	Europe’s franchised margin percent for the quarter and six months improved due to positive comparable sales, partly offset by higher rent expense in several markets.

Company-operated margin dollars increased $104.2 million or 20% (19% in constant currencies) for the quarter and $156.9 million or 16% (17% in constant currencies) for the six months. The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in both periods.

•	In the U.S., the Company-operated percent increased for the quarter and six months due to positive comparable sales, partly offset by higher labor, primarily due to a higher average hourly rate, utilities and promotional costs. Commodity costs are expected to be relatively flat for the year.

•	Europe’s Company-operated margin percent increased for the quarter and six months primarily due to strong comparable sales, partly offset by higher labor costs throughout Europe. For the quarter, the U.K. contributed to the increase in the margin percent due to positive comparable sales, restaurant closings in the first quarter and ownership changes. Commodity costs are expected to be relatively flat for the year.

•	In APMEA, the Company-operated margin percent for the quarter and six months reflected strong results in Australia as well as improved results in China and Hong Kong.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Food & paper	33.1	34.0	33.3	34.1
Payroll & employee benefits	26.1	26.4	26.3	26.5
Occupancy & other operating expenses	24.7	24.8	25.0	25.0
Total expenses	83.9	85.2	84.6	85.6
Company-operated margins	16.1	14.8	15.4	14.4

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 11% for the quarter (10% in constant currencies) and 8% for the six months (9% in constant currencies). These increases were primarily due to higher employee-related costs, including incentive-based compensation expense, and the timing of certain 2006 expenses, which include costs related to our biennial worldwide operator convention and our sponsorship of the Olympics. Selling, general & administrative expenses as a percent of revenues were 10.7% for both the six months of 2006 and 2005 and as a percent of Systemwide sales were 4.1% for 2006 compared with 4.0% for 2005. We expect spending to slow in the second half of the year, and for the full year, to decline as a percent of revenues and to be relatively flat to down slightly as a percent of Systemwide sales.

Impairment and Other Charges (Credits), Net

In the second quarter, the Company recorded $22.1 million of expense primarily related to an impairment charge on the anticipated sale of a small market in APMEA to a developmental licensee ($14.7 million) and asset write-offs and other charges primarily in APMEA ($7.4 million). For the six months of 2006, the expense totaled $108.2 million. In addition to the second quarter items, this total included the following items recorded in the first quarter: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); costs to buy out certain litigating franchisees in Brazil ($29.0 million); an impairment charge on the sale of Bulgaria to a developmental licensee ($7.8 million); and asset write-offs in APMEA ($7.5 million).

The six months of 2005 included $18.7 million of income from a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs.

Other Operating Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gains on sales of restaurant businesses	$(6.7)	$(11.6)	$(14.9)	$(22.0)
Equity in earnings of unconsolidated affiliates	(14.9)	(8.7)	(28.3)	(25.1)
Other expense	39.9	45.3	47.3	97.8
Total	$18.3	$25.0	$ 4.1	$50.7

Other expense for the six months of 2005 reflected a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended June 30,	2006	2005	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$690.7	$638.7	8	8
Europe	418.3	363.1	15	15
APMEA	65.1	61.4	6	13
Latin America	11.9	2.4	n/m	n/m
Canada	50.9	42.7	19	8
Other	15.6	6.0	n/m	n/m
Corporate	(113.1)	(97.6)	(16)	(16)
Total operating income	$1,139.4	$1,016.7	12	12

Six months ended June 30,	2006	2005	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$1,319.6	$1,178.1	12	12
Europe	679.4	671.3	1	5
APMEA	160.8	154.2	4	11
Latin America	3.4	11.1	(69)	(12)
Canada	89.6	72.1	24	14
Other	24.3	8.4	n/m	n/m
Corporate	(213.9)	(168.9)	(27)	(27)
Total operating income	$2,063.2	$1,926.3	7	9

n/m Not meaningful

In the U.S., results increased for the quarter and six months primarily due to higher combined operating margin dollars, partly offset by higher employee-related costs, including incentive-based compensation expense.

In Europe, operating results for the quarter reflected strong performance in France, Germany and many other markets, as well as improved results in the U.K. Results for the six months increased due to strong performance in France and many other markets, as well as improved results in Germany, partly offset by costs related to the Olympics. For the six months 2006, results included impairment and other charges totaling $49.6 million and results for the six months 2005 included a supply chain charge of $24.1 million. These two items combined, negatively impacted the constant currency operating income growth rate for the six months by 4 percentage points.

In APMEA, results for both periods were positively impacted by strong performance in Australia and improved results in China. Results for the quarter and six months 2006 included impairment and other charges totaling $23.3 million and $30.8 million, respectively.

In Latin America, results for the six months 2006 reflected continued strong sales performance across most markets, more than offset by $27.5 million of impairment and other charges, primarily due to the buy out of certain litigating franchisees in Brazil.

Corporate results for the quarter and six months 2006 reflected higher incentive-based compensation and costs related to our biennial worldwide operator convention. Results for the six months 2005 included an $18.7 million favorable adjustment to certain liabilities established in prior years.

Interest Expense

For the quarter and six months, interest expense increased due to higher average debt levels as a result of activity related to HIA. In fourth quarter 2005, the Company repatriated approximately $3 billion of foreign historical earnings under HIA. The repatriation was funded through local borrowings in certain markets.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$(33.7)	$(13.3)	$(72.0)	$(27.6)
Translation (gain) / loss	2.5	5.9	(3.4)	9.2
Other expense	8.2	0.5	19.3	1.1
Total	$(23.0)	$(6.9)	$(56.1)	$(17.3)

Interest income increased for both periods primarily due to higher cash levels mainly due to HIA-related activity.

Gain on Chipotle IPO and Secondary Sales

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrently with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $19.2 million. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.7 million and a gain of $197.4 million, while still retaining majority ownership. In addition, the Company expects to completely separate from Chipotle by the end of October through a tax-free exchange of Chipotle shares for McDonald’s stock, subject to market conditions.

Income Taxes

The effective income tax rate was 33.9% for second quarter 2006 compared with 43.3% in second quarter 2005. The 2006 tax rate included net incremental tax expense of $13.5 million (representing approximately 1 percentage point of the tax rate) primarily relating to the one-time impact from a tax law change in Canada. The higher tax rate in 2005 included an additional expense of approximately $112.0 million (representing about 12 percentage points of the second quarter tax rate) related to the Company’s decision to take advantage of the one-time opportunity provided under HIA.

The effective income tax rate was 32.7% for six months 2006 compared with 28.7% in 2005. The impact of the second quarter 2006 net incremental tax expense was offset by a portion of the 2006 Chipotle IPO gain in the first quarter that was not tax affected. The income tax rate in 2005 included a benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by the additional expense of $112.0 million discussed above (the net of both items benefited the 2005 six month rate by about 4 percentage points).

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1,494.6 million and exceeded capital expenditures by $823.2 million for the six months. Cash provided by operations decreased $250.9 million compared to the six months in 2005 primarily due to higher income tax payments, partly offset by stronger operating results.

Cash used for investing activities totaled $286.9 million for the six months, a decrease of $362.1 million. Higher capital spending was more than offset by the proceeds from the sales of Chipotle shares and the redemptions of short-term investments. Capital expenditures increased $68.9 million for the six months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $2,177.7 million for the six months, an increase of $1,262.0 million primarily due to higher net debt repayments and share repurchases, partly offset by proceeds from the Chipotle IPO.

As a result of the above activity, the Company’s cash balance decreased $970.0 million from December 31, 2005 to $3,290.4 million at June 30, 2006. For the full year, the Company expects capital expenditures to be approximately $1.8 billion and debt repayments to be at least $1.4 billion. In 2006 and 2007 combined, the Company expects to return at least $5 billion to $6 billion to shareholders through a combination of dividends and share repurchases. McDonald’s stock acquired with the proceeds from the Chipotle share sales, as well as through the planned exchange offer, will be incremental to this amount.

Debt obligations at June 30, 2006 totaled $9,506.5 million compared with $10,140.1 million at December 31, 2005. The decrease in 2006 was primarily due to net repayments of $1,025.1 million and SFAS No. 133 noncash fair value adjustments of $78.7 million, partially offset by the impact of changes in exchange rates on foreign currency-denominated debt of $435.8 million and the consolidation of Malaysia.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company expects to adopt this interpretation effective January 1, 2007, as required. We cannot reasonably estimate the impact of this Interpretation at this time.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required. We cannot reasonably estimate the impact of this Issue at this time.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2006	2005
Operated by franchisees	18,430	18,291
Operated by the Company	9,397	9,197
Operated by affiliates	4,141	4,159
Systemwide restaurants	31,968	31,647

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

Our ability to remain a relevant and trusted brand and to increase sales depends largely on how well we execute the Plan to Win.

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

Our plans call for a reduction in Company-operated restaurants in the U.K. by re-franchising them to third parties, as well as the pursuit of a developmental license model in 15 to 20 additional markets and organizational changes to improve the performance of Company-operated restaurants in other markets, notably Canada. Whether and when we can achieve these plans, as well as their success, is uncertain and depends mainly on the following:

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has significantly increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•	The difficulty of achieving compliance with often conflicting regulations in multiple state or national markets and the potential impact of new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children or nutritional labeling;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	The impact of nutritional, health and other scientific inquiries and conclusions, which are constantly evolving and often contradictory in their implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third party suppliers;

•	The impact of litigation trends, particularly in our major markets, including class actions involving consumers and shareholders, labor and employment matters or landlord liability and the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	Disruptions in our operations or price volatility in a market that can result from government actions, including price controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases; and

•	The impact of changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof), which will depend on their timing, nature and scope.

Our results can be adversely affected by disruptions or events, such as the impact of severe weather conditions and natural disasters.

Severe weather conditions (such as hurricanes), terrorist activities, health epidemics or pandemics or the prospect of these events (such as the potential spread of avian flu) can have an adverse impact on consumer spending and confidence levels and in turn the McDonald’s System and our results and prospects in the affected markets. Our receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2005 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 2, 2004, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois (Case No. 04C-2422)(Allan Selbst v. McDonald’s Corporation, Jack M. Greenberg, Matthew H. Paull and Michael J. Roberts), alleging violation of federal securities laws. Two nearly identical actions were subsequently filed in the same court. On October 19, 2004, the lead plaintiff filed its amended and consolidated class action complaint, alleging, among other things, that the Company and individual defendants misled investors by issuing false and misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On May 17, 2006, the court granted the defendants’ motion to dismiss the amended complaint without prejudice, giving the plaintiffs another chance to state a claim. On June 16, 2006, the plaintiffs filed their third amended complaint. On July 17, 2006, the defendants filed their motion to dismiss this complaint.

On January 30, 2006, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 06CH01950) (Philip Bufithis and Thomas Bauernfeind v. Hall Adams, Jr., Edward A. Brennan, Robert A. Eckert, Jack M. Greenberg, Enrique Hernandez, Jr., Jeanne P. Jackson, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, Matthew H. Paull, Michael J. Roberts, John W. Rogers, Jr., James A. Skinner, Anne-Marie Slaughter, and Roger W. Stone). This suit is purportedly brought on behalf of McDonald’s Corporation against several of its directors, officers and a former officer (collectively Individual Defendants), and the Corporation as a nominal defendant. Bufithis contains allegations similar to the lawsuit described above, claiming that from 2001 to 2003 the Individual Defendants participated in or acquiesced to improper undisclosed accounting practices, in alleged violation of federal securities law. Bufithis alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, and seeks judgment in favor of McDonald’s for unspecified damages sustained by the Corporation and unspecified equitable relief, as well as attorneys’ fees and costs. On May 3, 2006, Individual Defendants filed their motions to dismiss the complaint. On July 13, 2006, the court dismissed the plaintiffs’ complaint without prejudice pursuant to the parties’ agreed motion for voluntary dismissal.

Item 1A. Risk Factors

This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These forward-looking statements involve a number of risks and uncertainties. These and other risks are noted in the Risk Factors and Cautionary Statement Regarding Forward-Looking Statements following Management’s Discussion and Analysis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
April 1-30, 2006	8,651,339	$34.65	8,651,339	$5,858,415,000
May 1-31, 2006	8,798,591	$34.39	8,798,591	$5,555,822,000
June 1-30, 2006	6,026,707	$33.43	6,026,707	$5,354,375,000
Total	23,476,637	$34.24	23,476,637	$5,354,375,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In March 2006, the Company’s Board of Directors authorized an additional $5.0 billion to this share repurchase program, for a total of $10.0 billion. The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies, but also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 25, 2006.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of six directors to serve until the Annual Meeting of Shareholders as indicated, (2) the approval of an independent registered public accountant for 2006, (3) a shareholder proposal relating to shareholder approval of future severance agreements, and (4) a shareholder proposal relating to the labeling of genetically engineered products. The voting results were as follows:

(1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Robert A. Eckert (2009)	1,057,234,330	20,527,436
Enrique Hernandez, Jr. (2009)	1,012,711,477	65,050,288
Jeanne P. Jackson (2009)	1,053,859,423	23,902,343
Richard H. Lenny (2008)	1,057,390,992	20,370,773
Andrew J. McKenna (2009)	1,028,520,927	49,240,839
Sheila A. Penrose (2008)	1,056,938,114	20,823,652

Additional directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2007	Term Expiring in 2008
Edward A. Brennan	Hall Adams, Jr. *
Walter E. Massey	Cary D. McMillan
Michael J. Roberts	James A. Skinner
John W. Rogers, Jr.
Roger W. Stone

*	Mr. Adams is expected to retire as a member of the Board of Directors at the 2007 Annual Shareholders’ Meeting in accordance with the Company’s Corporate Governance Principles.

(2) The proposal to approve the appointment of an independent public accounting firm for 2006 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
1,047,795,450	18,365,494	11,600,821

(3) The shareholder proposal relating to shareholder approval of future severance agreements was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
601,237,219	291,869,674	13,975,555	170,679,318

(4) The shareholder proposal relating to labeling of genetically engineered products was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
47,754,003	746,230,907	113,097,537	170,679,318

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

	(b)	By-Laws, as amended and restated January 26, 2006, incorporated herein by reference from Form 8-K dated January 26, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364) filed March 3, 1987.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920) filed March 14, 2002.

(i) Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920) filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3) filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3) filed September 26, 2003).

(10)	Material Contracts:

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2005.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

(i) First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, as Amended and Restated June 2, 2005, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K for the year ended December 31, 2001.*

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K for the year ended December 31, 2002.*

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.*

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K for the year ended December 31, 2003.*

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K dated May 24, 2006.*

	(l)	Arrangement between M. Lawrence Light and McDonald’s Corporation, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

	(m)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

	(n)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

	(o)	McDonald’s Corporation Severance Plan, effective April 1, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a–14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a–14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

August 4, 2006	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer