Form 10-Q
period 2006-09-30
MCDONALDS CORP
filed 2006-11-03
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐    No ☒

1,236,748,530

(Number of shares of common stock

outstanding as of September 30, 2006)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates: Boston Market and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2006	December 31, 2005
Assets
Current assets
Cash and equivalents	$ 4,282.7	$ 4,260.4
Accounts and notes receivable	812.5	795.9
Inventories, at cost, not in excess of market	144.5	147.0
Prepaid expenses and other current assets	596.0	646.4
Total current assets	5,835.7	5,849.7
Other assets
Investments in and advances to affiliates	1,032.3	1,035.4
Goodwill	2,156.1	1,950.7
Miscellaneous	1,278.9	1,245.0
Total other assets	4,467.3	4,231.1
Property and equipment
Property and equipment, at cost	31,359.8	29,897.2
Accumulated depreciation and amortization	(10,833.6)	(9,989.2)
Net property and equipment	20,526.2	19,908.0
Total assets	$ 30,829.2	$ 29,988.8
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 165.0	$ 544.0
Accounts payable	603.4	689.4
Dividend payable	1,234.0	—
Income taxes	296.4	567.6
Other taxes	244.3	233.5
Accrued interest	146.6	158.5
Accrued payroll and other liabilities	1,432.4	1,184.6
Current maturities of long-term debt	454.2	658.7
Total current liabilities	4,576.3	4,036.3
Long-term debt	8,569.4	8,937.4
Other long-term liabilities	1,154.3	892.3
Deferred income taxes	1,002.9	976.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	3,228.2	2,797.6
Unearned ESOP compensation	(70.8)	(77.4)
Retained earnings	24,585.7	23,516.0
Accumulated other comprehensive income (loss)	(374.9)	(733.1)
Common stock in treasury, at cost; 423.9 and 397.4 million shares	(11,858.5)	(10,373.6)
Total shareholders’ equity	15,526.3	15,146.1
Total liabilities and shareholders’ equity	$ 30,829.2	$ 29,988.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2006	2005	2006	2005
Revenues
Sales by Company-operated restaurants	$4,433.6	$4,000.7	$12,489.4	$11,411.4
Revenues from franchised and affiliated restaurants	1,448.9	1,326.4	4,066.3	3,814.2
Total revenues	5,882.5	5,327.1	16,555.7	15,225.6
Operating costs and expenses
Company-operated restaurant expenses	3,692.7	3,389.9	10,532.2	9,761.6
Franchised restaurants – occupancy expenses	273.0	256.6	785.4	767.4
Selling, general & administrative expenses	580.8	547.3	1,726.6	1,605.0
Impairment and other charges (credits), net	17.3	(31.7)	125.5	(50.4)
Other operating expense, net	15.2	5.2	19.3	55.9
Total operating costs and expenses	4,579.0	4,167.3	13,189.0	12,139.5
Operating income	1,303.5	1,159.8	3,366.7	3,086.1
Interest expense	103.1	86.6	303.2	264.7
Nonoperating income, net	(28.1)	(12.6)	(84.2)	(29.9)
Gain on Chipotle IPO and secondary sales	—	—	(248.6)	—
Income before provision for income taxes	1,228.5	1,085.8	3,396.3	2,851.3
Provision for income taxes	385.2	350.4	1,093.6	857.6
Net income	$843.3	$735.4	$2,302.7	$1,993.7
Net income per common share–basic	$0.69	$0.59	$1.86	$1.58
Net income per common share–diluted	$0.68	$0.58	$1.83	$1.56
Dividends declared per common share	$1.00	$0.67	$1.00	$0.67
Weighted average shares outstanding–basic	1,230.4	1,253.9	1,239.7	1,260.6
Weighted average shares outstanding–diluted	1,245.7	1,271.6	1,255.0	1,277.7

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Operating activities
Net income	$843.3	$735.4	$2,302.7	$1,993.7
Adjustments to reconcile to cash provided by operations
Noncash charges and credits:
Depreciation and amortization	314.0	309.5	934.4	932.5
Deferred income taxes	(41.6)	(5.2)	(25.1)	(30.5)
Income taxes audit benefit	—	—	—	(178.8)
Impairment and other charges (credits), net	17.3	(31.7)	125.5	(50.4)
Gain on Chipotle IPO and secondary sales	—	—	(248.6)	—
Share-based compensation	30.0	35.1	96.4	119.0
Other	37.7	32.9	66.0	96.7
Changes in working capital items	309.6	387.3	(246.4)	326.6
Cash provided by operations	1,510.3	1,463.3	3,004.9	3,208.8
Investing activities
Property and equipment expenditures	(415.4)	(372.4)	(1,086.8)	(974.9)
Purchases and sales of restaurant businesses and sales of property	(12.3)	(81.5)	(26.9)	(69.7)
Sale of Chipotle shares and IPO proceeds, net	—	—	450.0	—
Other	3.9	(28.0)	73.9	(86.3)
Cash used for investing activities	(423.8)	(481.9)	(589.8)	(1,130.9)
Financing activities
Notes payable and long-term financing issuances and repayments	(312.8)	(406.8)	(1,337.9)	(607.0)
Treasury stock purchases	(8.7)	(117.3)	(1,832.4)	(1,128.6)
Proceeds from stock option exercises	233.3	280.3	602.2	582.0
Excess tax benefit on share-based compensation	20.1	8.5	58.4	27.4
Other	(26.1)	(9.6)	116.9	(34.4)
Cash used for financing activities	(94.2)	(244.9)	(2,392.8)	(1,160.6)
Cash and equivalents increase	992.3	736.5	22.3	917.3
Cash and equivalents at beginning of period	3,290.4	1,560.6	4,260.4	1,379.8
Cash and equivalents at end of period	$4,282.7	$2,297.1	$4,282.7	$2,297.1

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2006 do not necessarily indicate the results that may be expected for the full year.

The results of operations of restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required. We cannot reasonably estimate the impact of adoption at this time.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS 157 effective January 1, 2008, as required. We cannot reasonably estimate the impact of adoption at this time.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2006 and 2005:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Net income	$843.3	$735.4	$2,302.7	$1,993.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(19.1)	38.1	359.4	(490.6)
Deferred hedging adjustments	10.4	(6.0)	(1.2)	(4.9)
Total other comprehensive income (loss)	(8.7)	32.1	358.2	(495.5)
Total comprehensive income	$834.6	$767.5	$2,660.9	$1,498.2

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted average shares outstanding. Diluted weighted average shares outstanding included weighted average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 15.3 million shares and 17.7 million shares for the third quarter 2006 and 2005, respectively, and 15.3 million shares and 17.1 million shares for the nine months ended September 30, 2006 and 2005, respectively. Stock options that were not included in diluted weighted average shares outstanding because they would have been antidilutive were 23.4 million shares and 45.6 million shares for the third quarter 2006 and 2005, respectively, and 40.5 million shares and 45.6 million shares for the nine months ended September 30, 2006 and 2005, respectively.

Share-based Compensation

Third quarter 2006 results included pretax expense of $30.0 million related to share-based compensation (stock options and restricted stock units) compared with $35.1 million in third quarter 2005. For the nine months 2006, results included pretax expense of $96.4 million related to share-based compensation compared with $119.0 million in the nine months 2005. For the full year 2006, the Company expects pretax share-based compensation expense to be approximately $125 million compared with $154.1 million in 2005.

Chipotle Transactions

In first quarter 2006, Chipotle Mexican Grill completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrently with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $19.2 million. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.7 million and a gain of $197.4 million, while still retaining majority ownership.

In October 2006, the Company completely separated from Chipotle through a tax-free exchange of its remaining Chipotle shares for McDonald’s common stock. McDonald’s accepted 18.6 million shares of McDonald’s common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and will record a tax-free gain of about $500 million in the fourth quarter. As a result of the complete disposition of Chipotle, the Company will reflect Chipotle’s results of operations and transaction gains as discontinued operations for all periods presented beginning in the fourth quarter 2006.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2006	2005	2006	2005
Revenues
U.S.	$1,911.1	$1,804.7	$5,546.2	$5,165.7
Europe	2,062.6	1,832.4	5,626.6	5,318.2
APMEA	804.7	738.2	2,272.3	2,125.3
Latin America	431.7	352.7	1,193.4	941.0
Canada	293.1	255.5	811.4	697.7
Other	379.3	343.6	1,105.8	977.7
Total revenues	$5,882.5	$5,327.1	$16,555.7	$15,225.6
Operating income (loss)
U.S.	$688.3	$642.0	$2,007.9	$1,820.1
Europe	505.0	419.7	1,184.4	1,091.0
APMEA	112.3	129.0	273.1	283.2
Latin America	22.0	9.9	25.4	21.0
Canada	63.8	49.8	153.4	121.9
Other	14.6	4.0	38.9	12.4
Corporate	(102.5)	(94.6)	(316.4)	(263.5)
Total operating income	$1,303.5	$1,159.8	$3,366.7	$3,086.1

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

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, Middle East and Africa (APMEA); Latin America; and Canada. The U.S. and Europe segments account for approximately 70% of total revenues. In addition, throughout this report we present a segment entitled “Other” that includes non-McDonald’s brands (e.g., Boston Market and Chipotle Mexican Grill (Chipotle)). In October 2006, the Company completely separated from Chipotle through a tax-free exchange of its remaining Chipotle shares for McDonald’s common stock. This will allow the Company to remain focused on the core McDonald’s restaurant business as the opportunities are significant.

Strategic Direction and Financial Performance

Over the past few years, the Company has remained aligned and focused on executing the Plan to Win, a combination of customer-centric initiatives designed to deliver operational excellence and leadership marketing leveraged around five drivers of exceptional customer experiences – people, products, place, price and promotion. In line with our commitment to revitalize the brand by executing the Plan to Win, we have exercised greater financial discipline, delivered against the targets laid out in our revitalization plan and achieved many significant milestones. Our resulting financial strength and substantial cash generating ability is a testament to System alignment and focus on growing our existing restaurant business. Our progress has created the opportunity to return even greater amounts of cash flow to shareholders through dividends and share repurchases after funding investments in our business that offer solid returns.

Strategic initiatives aligned behind McDonald’s Plan to Win are strengthening our competitive position and delivering positive results worldwide. We generated impressive third quarter 2006 results as we continue to raise the bar on operations excellence and leadership marketing to broaden consumer relevance. For the quarter, global comparable sales were at their highest quarterly level in two years, and we delivered higher margins across all segments of the business. These results validate the strength of our Plan to Win and the power of growing by being better, not just bigger.

In the U.S., we continue to enhance the McDonald’s experience by providing innovative menu options, added conveniences and contemporary restaurant locations that are in touch with customers’ lifestyles. The stability of McDonald’s U.S. performance is a testament to the strength and flexibility of the McDonald’s System.

In Europe, we generated another quarter of strong operating results driven by robust quarterly sales, more customer visits and the highest Company-operated margins since 2001. We are encouraged by Europe’s progress and confident that our strategies to further strengthen the McDonald’s Brand through marketing, value and menu initiatives that resonate with consumers will continue to drive growth over the long-term.

We remain committed to returning value to shareholders through share repurchase and dividends. During the first nine months of 2006, we repurchased 53.2 million shares of McDonald’s stock for $1.8 billion. In addition, we increased our annual dividend for 2006 nearly 50% to $1.00 per share from $0.67 per share in 2005, totaling about $1.2 billion. This increase reflects confidence in the ongoing strength of our business and the reliability of our substantial cash flow.

In January 2006, we outlined our intent to transfer ownership in 15 to 20 countries, with about 1,500 restaurants, to developmental licensees over the next three years. Under a developmental license, a local entrepreneur owns the business, including controlling the real estate, and uses his/her capital and local knowledge to build the Brand and optimize sales and profitability over the long term. Under this arrangement, McDonald’s collects a royalty, which varies by market, based on a percentage of sales, but generally does not invest any capital. We have successfully used the developmental license structure for more than 15 years, and currently have it in place in about 35 countries. In addition to the financial benefits the Company achieves when markets are developmentally licensed such as reduced capital spending, improved returns and a stable stream of royalties, this strategy allows our management to focus most of its time and energy on the markets that have the largest impact on our results.

As part of the ongoing review of our ownership mix, we increased the number of markets being considered for potential conversion. In aggregate, the markets we are now considering include approximately 2,300 restaurants and, in 2005, represented $2.5 billion in sales, $150 million in selling, general & administrative expenses, a nominal operating loss including impairment and other charges of $21 million, capital expenditures of $100 million and slightly negative free cash flow (cash from operations less capital expenditures). As appropriate, we may license some of these markets as a group to a single developmental licensee. These 2,300 restaurants are mostly Company-operated and represent about $3 billion in combined net investment, which includes approximately $800 million in accumulated currency translation losses reflected in shareholders’ equity on our balance sheet.

If we are able to complete these transactions, we do not anticipate recovering either the $800 million in historical currency translation losses or most of the remaining $2.2 billion in net book value in the form of sales proceeds. We will continue impairment testing for these assets annually and as otherwise required by applicable accounting standards. In particular, our annual impairment testing for these assets is based on the assumption that these markets will continue to be operated under the existing ownership structure until it becomes probable that a transaction will occur within 12 months, and we can reasonably estimate our sales proceeds. The timing and amount of any losses will depend on the circumstances of each transaction and could be significant. In 2006, we have completed the transfer of four markets (121 restaurants) to developmental licensees and recorded pretax losses totaling $30.2 million.

The McDonald’s System is energized by our current momentum and we remain intent on further enhancing every element of the Brand experience to capture the tremendous opportunities that lie ahead. Our results confirm that our strategy of growing by improving our existing restaurants and focusing on the Plan to Win is the right strategy for McDonald’s, our customers and our shareholders. Our long-term goals remain unchanged: average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These goals exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Consolidated revenues increased 10% (8% in constant currencies) for the quarter and 9% (8% in constant currencies) for the nine months.

•	Global comparable sales increased 5.8% for the quarter and 5.5% for the nine months.

•	Company-operated and franchised restaurant margins improved in all geographic segments for the third consecutive quarter.

•	Operating income increased 12% (10% in constant currencies) for the quarter and 9% as reported and in constant currencies for the nine months.

•	Earning per share increased 17% (16% in constant currencies) for the quarter and 17% (18% in constant currencies) for the nine months.

•	Cash provided by operations totaled $3 billion for the nine months.

•	The Company repurchased $1.8 billion or 53.2 million shares of its stock during the nine months.

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in analyzing the Company’s results.

•	McDonald’s expects net restaurant additions to add about one percentage point to sales growth in 2006 (in constant currencies). Most of this anticipated growth will result from restaurants opened in 2005. In 2006, McDonald’s expects to open about 675 traditional McDonald’s restaurants and 100 satellite restaurants and close about 300 traditional restaurants and 125 satellite restaurants.

•	The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual earnings per share by about 2 cents to 2.5 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual earnings per share by about 1.5 cents to 2 cents.

•	The Company expects full-year 2006 selling, general & administrative expenses to decline as a percent of revenues and to be relatively flat as a percent of Systemwide sales, compared with 2005.

•	A significant part of the Company’s operating income is from outside the U.S., and about 80% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2005, the Company’s annual earnings per share would change about 6 cents to 7 cents. Based on current rates, foreign currency translation is expected to have a minimal impact on earnings for the full year 2006.

•	The Company plans to return to pre-HIA debt and cash levels as we pay down debt. The late 2005 borrowings, used to fund dividend payments to repatriate earnings back to the U.S. parent-company, resulted in a temporary increase in both cash and debt on our Consolidated balance sheet. However, our net debt position (gross debt outstanding less cash available for investment) has improved significantly. For 2006, the Company expects its net debt principal repayments to be at least $1.4 billion. The Company expects interest expense in 2006 to increase approximately 12% to 14% compared with 2005, based on current interest and foreign currency exchange rates. This increase will be offset by the related higher interest income from cash available for investing.

•	McDonald’s expects the effective income tax rate for the full year 2006 and 2007 to be approximately 31% to 33%, although some volatility may be experienced between the quarters in the normal course of business.

•	The Company expects capital expenditures for 2006 to be approximately $1.8 billion. In 2007, capital expenditures are expected to be approximately $1.8 billion to $1.9 billion.

•	We expect to return at least $10 billion to shareholders through dividends and share repurchases in 2006 through 2008 and intend to continue to reduce shares outstanding. Through September 2006, the Company repurchased $1.8 billion of its common stock and declared dividends totaling about $1.2 billion. In October 2006, McDonald’s accepted 18.6 million shares of McDonald’s common stock in exchange for the remaining 16.5 million shares of Chipotle class B common stock held by McDonald’s. We anticipate total shares outstanding at the end of 2006 to decline by about 5% from year-end 2005, including the effect of the Chipotle exchange offer.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•	Constant currency results are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain compensation plans on these results because it believes they better represent the Company’s underlying business trends.

•	Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent, service fees and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

•	Comparable sales represent sales at all McDonald’s restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be closed include road construction, reimaging or remodeling, and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	Amount	% Increase	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,433.6	11	$12,489.4	9
Revenues from franchised and affiliated restaurants	1,448.9	9	4,066.3	7
Total revenues	5,882.5	10	16,555.7	9
Operating costs and expenses
Company-operated restaurant expenses	3,692.7	9	10,532.2	8
Franchised restaurants – occupancy expenses	273.0	6	785.4	2
Selling, general & administrative expenses	580.8	6	1,726.6	8
Impairment and other charges (credits), net	17.3	n/m	125.5	n/m
Other operating expense, net	15.2	n/m	19.3	(65)
Total operating costs and expenses	4,579.0	10	13,189.0	9
Operating income	1,303.5	12	3,366.7	9
Interest expense	103.1	19	303.2	15
Nonoperating income, net	(28.1)	n/m	(84.2)	n/m
Gain on Chipotle IPO and secondary sales	—	—	(248.6)	n/m
Income before provision for income taxes	1,228.5	13	3,396.3	19
Provision for income taxes	385.2	10	1,093.6	28
Net income	$843.3	15	$2,302.7	15
Net income per common share–basic	$0.69	17	$1.86	18
Net income per common share–diluted	$0.68	17	$1.83	17

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the quarter, net income was $843.3 million and diluted net income per common share was $0.68. The 2006 results included $13.1 million after tax ($0.01 per share) of impairment and other charges primarily in Asia/Pacific, Middle East and Africa (APMEA), which included an additional loss on the transfer of the Company’s ownership interest in Thailand to a developmental licensee and a goodwill impairment charge in South Korea.

Third quarter 2005 net income was $735.4 million and diluted net income per common share was $0.58. The 2005 results included income of $20.8 million after tax ($0.02 per share) primarily related to the transfer of the Company’s ownership interest in Turkey to a developmental licensee.

For the nine months 2006, net income was $2,302.7 million and diluted net income per common share was $1.83. Results included the following items: operating expense of $89.5 million after tax ($0.08 per share) primarily related to a limited number of restaurant closings in the U.K. in conjunction with an overall restaurant portfolio review, costs to buy out certain litigating franchisees in Brazil, and losses related to the transfer of the Company’s ownership interests in Thailand and Bulgaria to developmental licensees; nonoperating income of $173.4 million after tax ($0.14 per share) due to the IPO of Chipotle Mexican Grill and the secondary sales of Chipotle shares; and $13.5 million ($0.01 per share) of incremental tax expense primarily related to the one-time impact from a tax law change in Canada.

For the nine months 2005, net income was $1,993.7 million and diluted net income per common share was $1.56. The results for 2005 included $0.03 per share of income primarily related to the transfer of the Company’s ownership interest in Turkey to a developmental licensee and a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs. In addition, 2005 results included a tax benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by $112.0 million of incremental tax expense resulting from the decision to repatriate approximately $3 billion in foreign earnings under the Homeland Investment Act (HIA), which in combination, benefited net income per common share by an additional $0.05 per share.

During the nine months 2006, the Company repurchased 53.2 million shares for $1.8 billion.

Diluted weighted average shares outstanding for the third quarter and nine months 2006 decreased primarily due to treasury stock purchases exceeding stock option exercises in 2005 and 2006.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per share data
Quarters ended September 30,	Reported Amount		Currency Translation Benefit / (Loss)
	2006	2005	2006
Revenues	$5,882.5	$5,327.1	$127.6
Combined operating margins*	1,875.2	1,644.4	35.0
Selling, general & administrative expenses	580.8	547.3	(8.8)
Operating income	1,303.5	1,159.8	24.2
Net income	843.3	735.4	13.3
Net income per common share – diluted	0.68	0.58	0.01

*	Reflects both franchised and Company-operated margin dollars and excludes non-McDonald’s brands

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and diluted net income per common share for the quarter, primarily driven by the stronger Euro, the British Pound and the Canadian Dollar.

Nine months ended September 30,	Reported Amount		Currency Translation Benefit / (Loss)
	2006	2005	2006
Revenues	$16,555.7	$15,225.6	$ 71.5
Combined operating margins*	5,107.8	4,593.9	1.2
Selling, general & administrative expenses	1,726.6	1,605.0	(3.3)
Operating income	3,366.7	3,086.1	(8.4)
Net income	2,302.7	1,993.7	(3.8)
Net income per common share – diluted	1.83	1.56	(0.01)

*	Reflects both franchised and Company-operated margin dollars and excludes non-McDonald’s brands

Foreign currency translation had a positive impact on consolidated revenues for the nine months primarily due to the stronger Brazilian Real and the Canadian Dollar, partly offset by the weaker Euro and British Pound. Foreign currency translation had a slightly negative impact on operating income, net income and diluted net income per common share for the nine months due to the weakening of several major currencies, partly offset by the stronger Canadian Dollar.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent, service fees and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended September 30,	2006	2005	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$1,124.4	$1,066.5	5	5
Europe	1,580.5	1,412.6	12	7
APMEA*	708.2	645.3	10	8
Latin America	406.1	329.9	23	20
Canada	238.5	205.1	16	8
Other**	375.9	341.3	10	10
Total	$4,433.6	$4,000.7	11	8
Franchised and affiliated revenues
U.S.	$786.7	$738.2	7	7
Europe	482.1	419.8	15	10
APMEA*	96.5	92.9	4	6
Latin America	25.6	22.8	12	11
Canada	54.6	50.4	8	1
Other**	3.4	2.3	48	48
Total	$1,448.9	$1,326.4	9	7
Total revenues
U.S.	$1,911.1	$1,804.7	6	6
Europe	2,062.6	1,832.4	13	8
APMEA*	804.7	738.2	9	8
Latin America	431.7	352.7	22	20
Canada	293.1	255.5	15	7
Other**	379.3	343.6	10	10
Total	$5,882.5	$5,327.1	10	8

REVENUES Dollars in millions
Nine Months Ended September 30,	2006	2005	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$3,273.4	$3,043.4	8	8
Europe	4,346.1	4,103.0	6	7
APMEA*	1,994.0	1,855.4	7	7
Latin America	1,117.2	876.1	28	21
Canada	662.7	561.7	18	9
Other**	1,096.0	971.8	13	13
Total	$12,489.4	$11,411.4	9	9
Franchised and affiliated revenues
U.S.	$2,272.8	$2,122.3	7	7
Europe	1,280.5	1,215.2	5	7
APMEA*	278.3	269.9	3	7
Latin America	76.2	64.9	17	14
Canada	148.7	136.0	9	1
Other**	9.8	5.9	66	66
Total	$4,066.3	$3,814.2	7	7
Total revenues
U.S.	$5,546.2	$5,165.7	7	7
Europe	5,626.6	5,318.2	6	7
APMEA*	2,272.3	2,125.3	7	7
Latin America	1,193.4	941.0	27	21
Canada	811.4	697.7	16	8
Other**	1,105.8	977.7	13	13
Total	$16,555.7	$15,225.6	9	8

*	APMEA represents Asia/Pacific, Middle East and Africa

**	Other represents non-McDonald’s brands

Consolidated revenues increased 10% (8% in constant currencies) for the quarter and 9% (8% in constant currencies) for the nine months, primarily due to positive global comparable sales.

In the U.S., the increase in revenues for the quarter and nine months was primarily driven by our popular breakfast menu featuring Premium Roast Coffee, new products like our Asian Salad and Snack Wrap, and continued focus on everyday value.

Europe’s constant currency increase in revenues for the quarter and nine months was primarily due to strong comparable sales in France, Germany and Russia (which is entirely Company-operated). Both periods also benefited from positive comparable sales in the U.K., offset by the impact of the market’s Company-operated restaurant closings in the first quarter 2006 and restaurant sales to franchisees and affiliates throughout the year.

In APMEA, the constant currency increase in revenues for the quarter and nine months was primarily driven by the consolidation of Malaysia for financial reporting purposes, due to an increase in the Company’s ownership during the first quarter 2006, expansion in China and positive comparable sales in most markets. For the nine months, the increase was partly offset by the 2005 conversion of the Philippines and Turkey (about 325 restaurants) to developmental licensee structures under which the Company receives a royalty based on a percent of sales.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2006 and 2005:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase / (Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S.	4.1	3.7	4.9	4.5
Europe	7.6	5.1	5.3	2.6
APMEA	6.1	3.5	5.8	3.4
Latin America	15.4	11.6	14.6	12.5
Canada	4.5	(1.1)	5.2	(1.2)
McDonald’s Restaurants	5.8	4.1	5.5	3.8

*	Excludes non-McDonald’s brands

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2006:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2006		Nine Months Ended September 30, 2006
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	5	5	6	6
Europe	14	9	5	6
APMEA	6	8	4	8
Latin America	20	17	21	16
Canada	12	5	14	6
Other	10	10	13	13
Total sales	8	7	6	7

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
Quarters ended September 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2006	2005	2006	2005
Franchised
U.S.	82.3	81.8	$647.5	$604.0	7	7
Europe	78.6	78.1	378.7	327.8	16	11
APMEA	89.1	87.3	86.0	81.1	6	8
Latin America	71.9	68.2	18.4	15.5	19	17
Canada	78.9	78.0	43.1	39.3	10	2
Total	81.2	80.6	$1,173.7	$1,067.7	10	8
Company-operated
U.S.	19.0	18.7	$213.1	$199.2	7	7
Europe	18.3	16.1	289.7	227.3	27	22
APMEA	13.9	12.4	98.1	79.7	23	22
Latin America	14.3	11.6	58.0	38.2	52	49
Canada	17.9	15.7	42.6	32.3	32	23
Total	17.3	15.8	$701.5	$576.7	22	19

Nine Months Ended September 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2006	2005	2006	2005
Franchised
U.S.	82.2	81.3	$1,868.5	$1,726.2	8	8
Europe	77.4	76.8	990.7	933.3	6	7
APMEA	87.7	86.4	244.2	233.3	5	9
Latin America	71.5	67.7	54.5	43.9	24	21
Canada	77.7	77.0	115.6	104.6	11	2
Total	80.7	79.9	$3,273.5	$3,041.3	8	8
Company-operated
U.S.	19.0	18.6	$622.5	$566.8	10	10
Europe	16.2	14.7	701.9	602.6	16	17
APMEA	12.8	11.2	254.3	207.7	22	23
Latin America	13.2	11.2	147.5	97.8	51	46
Canada	16.3	13.8	108.1	77.7	39	29
Total	16.1	14.9	$1,834.3	$1,552.6	18	17

Franchised margin dollars increased $106.0 million or 10% (8% in constant currencies) for the quarter and $232.2 million or 8% as reported and in constant currencies for the nine months. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., the increases in the franchised margin percent for the quarter and nine months were primarily driven by strong comparable sales.

•	Europe’s franchised margin percent for the quarter and nine months improved due to positive comparable sales, partly offset by higher rent expense in several markets.

Company-operated margin dollars increased $124.8 million or 22% (19% in constant currencies) for the quarter and $281.7 million or 18% (17% in constant currencies) for the nine months. The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in both periods.

•	In the U.S., the Company-operated margin percent increased for the quarter and nine months due to positive comparable sales, partly offset by higher labor costs primarily due to a higher average hourly rate, and higher utilities. In addition, the margin percent increase for the nine months was partly offset by higher commodity costs. Commodity costs are expected to be relatively flat for the remainder of the year. The fourth quarter 2006 margin percent comparison to the prior year will be negatively impacted by an adjustment of about 100 basis points recorded in the fourth quarter 2005 to reduce certain performance-based compensation.

•	Europe’s Company-operated margin percent increased for the quarter and nine months primarily due to strong comparable sales, partly offset by higher labor costs throughout the segment. In addition, initiatives in the U.K. such as the closing of certain underperforming restaurants in the first quarter and the sale of restaurants to franchisees and affiliates throughout the year, contributed to the increases. Commodity costs are expected to continue to be relatively flat for the remainder of the year.

•	In APMEA, the Company-operated margin percent for the quarter and nine months reflected improved results in China, Hong Kong and Taiwan.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Food & paper	33.1	34.0	33.2	34.0
Payroll & employee benefits	25.4	25.7	26.0	26.2
Occupancy & other operating expenses	24.2	24.5	24.7	24.9
Total expenses	82.7	84.2	83.9	85.1
Company-operated margins	17.3	15.8	16.1	14.9

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 6% for the quarter (5% in constant currencies) and 8% for the nine months (7% in constant currencies) due to higher employee-related costs, including performance-based compensation expense. In addition, the increase for the nine months reflected costs related to our biennial worldwide operator convention and our sponsorship of the winter Olympics. Selling, general & administrative expenses as a percent of revenues were 10.4% for the nine months of 2006 compared with 10.5% in 2005 and as a percent of Systemwide sales were 4.0% for both 2006 and 2005.

Impairment and Other Charges (Credits), Net

In the third quarter 2006, the Company recorded $17.3 million of expense primarily related to the following items: an additional loss on the transfer of the Company’s ownership interest in Thailand to a developmental licensee ($7.1 million) and a goodwill impairment charge in South Korea ($6.7 million).

For the nine months of 2006, the Company recorded $125.5 million of expense primarily related to the following items: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); costs to buy out certain litigating franchisees in Brazil ($29.3 million); a loss on the transfer of the Company’s ownership interest in Thailand to a developmental licensee ($21.8 million); asset write-offs and other charges in APMEA ($17.5 million); a loss on the transfer of the Company’s ownership interest in Bulgaria to a developmental licensee ($7.5 million); and a goodwill impairment charge in South Korea ($6.7 million).

The third quarter 2005 included $31.7 million of income primarily due to a $25.4 million benefit as a result of a transfer of the Company’s ownership interest in Turkey to a developmental licensee. The nine months 2005 totaled $50.4 million of income, which in addition to the gain in Turkey, included $18.7 million of income from a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs.

Other Operating Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on sales of restaurant businesses	$(8.9)	$(11.2)	$ (23.8)	$(33.2)
Equity in earnings of unconsolidated affiliates	(30.9)	(17.4)	(59.2)	(42.5)
Other expense	55.0	33.8	102.3	131.6
Total	$15.2	$5.2	$ 19.3	$55.9

Equity in earnings of unconsolidated affiliates increased in both periods of 2006, driven by improved results from our Japanese affiliate.

Other expense for the nine months 2005 reflected a $24.1 million charge related to a supply chain arrangement in Europe.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended September 30,	2006	2005	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$688.3	$642.0	7	7
Europe	505.0	419.7	20	15
APMEA	112.3	129.0	(13)	(11)
Latin America	22.0	9.9	n/m	n/m
Canada	63.8	49.8	28	19
Other	14.6	4.0	n/m	n/m
Corporate	(102.5)	(94.6)	(8)	(8)
Total operating income	$1,303.5	$1,159.8	12	10

Nine months ended September 30,	2006	2005	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$2,007.9	$1,820.1	10	10
Europe	1,184.4	1,091.0	9	9
APMEA	273.1	283.2	(4)	1
Latin America	25.4	21.0	21	51
Canada	153.4	121.9	26	16
Other	38.9	12.4	n/m	n/m
Corporate	(316.4)	(263.5)	(20)	(20)
Total operating income	$3,366.7	$3,086.1	9	9

n/m Not meaningful

In the U.S., results increased for the quarter and nine months primarily due to higher combined operating margin dollars.

In Europe, operating results for the quarter and nine months reflected strong performance in France, Germany and many other markets, as well as improved results in the U.K. For the nine months 2006, results included impairment and other charges totaling $49.3 million and results for the nine months 2005 included a supply chain charge of $24.1 million.

In APMEA, results for the quarter and nine months 2006 included impairment and other charges totaling $15.2 million and $46.0 million, respectively. Results for the quarter and nine months 2005 included income of $25.4 million relating to the transfer of the Company’s ownership interest in Turkey to a developmental licensee. These items, in combination, negatively impacted the constant currency operating income growth rate by 36 percentage points for the quarter and 27 percentage points for the nine months. Operating results for both periods were positively impacted by improved results in China and Japan.

In Latin America, results for the quarter and nine months 2006 reflected continued strong sales performance across most markets. The nine months 2006 included $30.2 million of impairment and other charges, primarily due to the buy out of certain litigating franchisees in Brazil.

Corporate results for the quarter and nine months 2006 reflected higher performance-based compensation. In addition, the nine months 2006 included costs related to our biennial worldwide operator convention. Results for the nine months 2005 included an $18.7 million favorable adjustment to certain liabilities established in prior years.

Interest Expense

For the quarter and nine months, interest expense increased primarily due to higher average debt levels as a result of activity related to HIA. In fourth quarter 2005, the Company repatriated approximately $3 billion of foreign historical earnings under HIA. The repatriation was funded through local borrowings in certain markets.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$(41.9)	$(18.7)	$(113.9)	$(46.3)
Translation (gain) / loss	1.9	0.9	(1.5)	10.1
Other expense	11.9	5.2	31.2	6.3
Total	$(28.1)	$(12.6)	$ (84.2)	$(29.9)

Interest income increased for both periods primarily due to higher cash levels.

Chipotle Transactions

In first quarter 2006, Chipotle Mexican Grill completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrently with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $19.2 million. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.7 million and a gain of $197.4 million, while still retaining majority ownership.

In October 2006, the Company completely separated from Chipotle through a tax-free exchange of its remaining Chipotle shares for McDonald’s common stock. McDonald’s accepted 18.6 million shares of McDonald’s common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and will record a tax-free gain of about $500 million in the fourth quarter. As a result of the complete disposition of Chipotle, the Company will reflect Chipotle’s results of operations and transaction gains as discontinued operations for all periods presented beginning in the fourth quarter 2006.

Income Taxes

The effective income tax rate was 31.4% for third quarter 2006 compared with 32.3% in 2005.

The effective income tax rate was 32.2% for nine months 2006 compared with 30.1% in 2005. The 2006 tax rate included net incremental tax expense of $13.5 million primarily relating to a one-time impact from a tax law change in Canada. The 2005 tax rate included a benefit of $178.8 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by expense of approximately $112.0 million related to the Company’s decision to take advantage of the one-time opportunity provided under HIA. The net of both of these items benefited the 2005 nine month tax rate by about 2 percentage points.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $3,004.9 million and exceeded capital expenditures by $1,918.1 million for the nine months. Cash provided by operations decreased $203.9 million compared to the nine months in 2005 primarily due to higher income tax payments in 2006, partly offset by stronger operating results.

Cash used for investing activities totaled $589.8 million for the nine months, a decrease of $541.1 million. Higher capital spending was more than offset by the proceeds from the sales of Chipotle shares and IPO as well as the sales of short-term investments. Capital expenditures increased $111.9 million for the nine months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in the U.S.

Cash used for financing activities totaled $2,392.8 million for the nine months, an increase of $1,232.2 million primarily due to higher net debt repayments and share repurchases.

As a result of the above activity, the Company’s cash balance increased $22.3 million from December 31, 2005 to $4,282.7 million at September 30, 2006. For the full year, the Company expects capital expenditures to be approximately $1.8 billion and debt repayments to be at least $1.4 billion. In addition, the Company will pay its annual dividend of approximately $1.2 billion in the fourth quarter. The Company expects to return at least $10 billion to shareholders through dividends and share repurchases in 2006 through 2008.

Debt obligations at September 30, 2006 totaled $9,188.6 million compared with $10,140.1 million at December 31, 2005. The decrease in 2006 was primarily due to net repayments of $1,337.9 million and SFAS No. 133 noncash fair value adjustments of $63.2 million, partially offset by the impact of changes in exchange rates on foreign currency-denominated debt of $412.8 million and the consolidation of Malaysia.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required. We cannot reasonably estimate the impact of adoption at this time.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109, Accounting for Income

Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS 157 effective January 1, 2008, as required. We cannot reasonably estimate the impact of adoption at this time.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2006	2005
Operated by franchisees	18,479	18,298
Operated by the Company	9,405	9,213
Operated by affiliates	4,181	4,195
Systemwide restaurants	32,065	31,706

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under franchise, developmental license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Our plan to reduce our ownership of restaurants may be difficult to achieve for many reasons, and the change in ownership mix may not affect our results as we now expect. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate, as well as our results. In particular, increasing consumer focus on food “from field to front counter” presents challenges for our Brand and may adversely affect our sales and costs of doing business.

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

Our plans call for a reduction in Company-operated restaurants in the U.K. by re-franchising them to third parties and the pursuit of a developmental license model in certain markets. Whether and when we can achieve these plans, as well as their success, is uncertain and depends mainly on the following:

•	Our ability to identify prospective franchisees and licensees with the experience and financial resources to be effective operators of McDonald’s restaurants;

•	Whether there are regulatory or other constraints that restrict or prevent our ability to implement our plans or increase our costs;

•	How quickly we re-franchise or enter into developmental licenses, which we expect will vary by market and could also vary significantly from period to period;

•	Whether the period during which we plan to make these changes will be sufficient to achieve them; and

•	Changes in the operating or legal environment and other circumstances that cause us to delay or revise our plans to alter our ownership mix.

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	Our ability to manage fluctuations in commodity prices, interest and foreign exchange rates and the effects of local governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	The impact on our margins of labor costs given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets;

•	The effects of local governmental initiatives to manage national economic conditions such as consumer spending or wage and inflation rates;

•	Whether the recent improvements in operating results in markets such as the U.K. and Japan will be sustained and whether we can develop effective initiatives in other underperforming markets that may be experiencing challenges such as low consumer confidence levels, slow economic growth or a highly competitive operating environment;

•	The nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings, such as those that may occur as we change our ownership mix as described above; and

•	The success of our strategy in China, where we are planning significant growth, including our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has significantly increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•	Our ability to manage the cost, compliance and other risks associated with the often conflicting regulations we face, especially in the United States where inconsistent standards imposed by state and federal authorities can adversely affect consumer perceptions and increase our exposure to litigation, and the impact of potential new or changing regulation that affects or restricts elements of our business, such as possible changes in regulations relating to advertising to children, nutritional content, or product labeling;

•	The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third party suppliers;

•	The impact of litigation trends, particularly in our major markets, including class actions involving consumers and shareholders, labor and employment matters or landlord liability and the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	Disruptions in our operations or price volatility in a market that can result from government actions, including price controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	The risks of operating in markets, such as Brazil and China, in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations;

•	The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases; and

•	The impact of changes in accounting principles or practices (or related legal or regulatory interpretations or our critical accounting estimates), including changes in tax accounting or tax laws (or interpretations thereof), which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.

Many factors affect the volatility and price of our common stock. These factors include some over which we have no control, such as general market conditions and governmental actions or reports about economic activity that may have a market-moving impact, regardless of whether the action or activity directly relates to our business. Actions or reports by U.S. authorities are of special import since the United States is our largest segment and our principal trading market. Trading activity in our common stock (whether in the cash or derivative markets) also affects prices and volatility. In addition to reflecting investor expectations about our prospects, trading activity can include significant purchases by shareholders who may seek to affect our business strategies, as well as both sales and purchases resulting from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average. Finally, our stock price can be affected not only by operating actions we take, but also by non-operating initiatives, such as our plans to reduce shares outstanding through repurchases or increases in our dividend rate.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 9, 2004, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 04CH10921) (Marilyn Clark, Derivatively on Behalf of McDonald’s Corporation v. Jack M. Greenberg, Matthew H. Paull, Michael J. Roberts, James A. Skinner, Stanley R. Stein, Gloria Santona, Fred L. Turner, Michael R. Quinlan, Hall Adams, Jr., Charles H. Bell, Edward A. Brennan, Robert A. Eckert, Enrique Hernandez, Jr., Jeanne P. Jackson, Donald G. Lubin, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, John W. Rogers, Jr., Terry L. Savage, Roger W. Stone, and Robert N. Thurston). This suit is purportedly brought on behalf of McDonald’s Corporation against several of its current and former directors and officers (collectively Individual Defendants), and the Corporation as a nominal defendant. Clark alleges, among other things, that the Company and Individual Defendants misled investors between December 14, 2001 and January 22, 2003, by issuing false and misleading earnings projections and financial reports including improper undisclosed accounting practices, thereby overstating the Company’s current and anticipated earnings. The allegations are similar to Selbst, a federal court complaint described in McDonald’s 10-K, with additional allegations that the Individual Defendants participated in or failed to prevent the alleged securities fraud violations described above. Clark alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. Clark seeks judgment in favor of McDonald’s Corporation for (1) unspecified damages sustained by the Corporation; (2) injunctive relief restricting the proceeds of Individual Defendants’ trading activities or other assets to assure the Corporation has an effective remedy; (3) restitution and disgorgement of all profits, benefits and other compensation; and (4) attorneys’ fees and costs. On May 3, 2006, Individual Defendants filed their motion to dismiss the complaint. On September 29, 2006, the plaintiff filed an amended complaint containing allegations as described above. We intend to vigorously defend our interests in this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
July 1-31, 2006	106,852	$35.03	106,852	$5,350,632,000
August 1-31, 2006	90,596	$34.75	90,596	$5,347,484,000
September 1-30, 2006	54,257	$37.73	54,257	$5,345,437,000
Total	251,705	$35.51	251,705	$5,345,437,000

*	In October 2001, the Company announced that its Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. In March 2006, the Company’s Board of Directors authorized an additional $5.0 billion to this share repurchase program, for a total of $10.0 billion. The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies, but also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

	(b)	By-Laws, as amended and restated January 26, 2006, incorporated herein by reference from Form 8-K dated January 26, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364) filed March 3, 1987.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920) filed March 14, 2002.

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

McDONALD’S CORPORATION
(Registrant)

November 3, 2006	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer