Form 10-K
period 2006-12-31
MCDONALDS CORP
filed 2007-02-26
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $41,185,383,725.

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 1,203,480,015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2007 definitive proxy statement which will be filed no later than 120 days after December 31, 2006.

McDONALD’S CORPORATION

The following trademarks used herein are the property of McDonald’s Corporation and its affiliates or the Company: Big Mac, Boston Market, Chicken McNuggets, Chicken Selects, Egg McMuffin, Filet-O-Fish, i’m lovin’ it, McDonald’s, McFlurry, McGriddles, Quarter Pounder, Ronald McDonald, Sausage McMuffin, Snack Wrap, The Golden Arches Logo and mcdonalds.com.

PART I

ITEM 1. BUSINESS

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2006, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

b. Financial information about segments

Segment data for the years ended December 31, 2006, 2005 and 2004 are included in Part II, Item 8, page 40 of this Form 10-K.

c. Narrative description of business

•	General

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

The Company also operates Boston Market and has a minority ownership interest in U.K.-based Pret A Manger and prior to October 2006, had an ownership interest in Chipotle Mexican Grill (Chipotle). During 2006, the Company disposed of its investment in Chipotle through sales of shares and ultimately a tax-free exchange of all remaining shares held.

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

The Company’s operations are designed to assure consistency and high quality at every McDonald’s restaurant. When granting conventional franchises, the Company is selective and generally is not in the practice of franchising to or partnering with investor groups or passive investors.

Under the conventional franchise arrangement, franchisees provide capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company generally shares the initial investment by owning or leasing the land and building. Franchisees contribute to the Company’s revenue stream through payment of rent and service fees based upon a percent of sales, with specified minimum rent payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Under our developmental license arrangement, licensees provide ongoing capital for the entire business, including the real estate interest. While the Company generally has no capital invested, we receive a royalty based on a percent of sales and initial fees. A discussion regarding site selection is included in Part I, Item 2, page 5 of this Form 10-K.

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

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. The Company believes it is important to give back to the people and communities around the world who are responsible for our success through our efforts in social responsibility.

•	Products

McDonald’s restaurants offer a substantially uniform menu, although there may be geographic variations. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, Chicken Selects, french fries, premium salads, shakes, McFlurry desserts, sundaes, soft serve cones, pies, cookies, soft drinks, coffee and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

McDonald’s restaurants in the U.S. and many international markets offer a full- or limited-breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, hotcakes and muffins.

Boston Market is a home-meal replacement concept serving chicken, meatloaf, sirloin, sandwiches, soups and salads. Pret A Manger is a quick-service food concept that serves prepared and packaged cold sandwiches, soups, salads, coffees and teas, primarily during breakfast and lunch.

•	Intellectual property

The Company owns valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, some of which, including “McDonald’s,” “The Golden Arches Logo,” “Ronald McDonald,” “Big Mac” and other related marks, are of material importance to the Company’s business. Depending on the jurisdiction, trademarks generally are valid as long as they are used or registered. Patents are of varying remaining durations.

•	Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004 in Part II, Item 7, pages 11 through 28, and the Consolidated statement of cash flows for the years ended December 31, 2006, 2005 and 2004 in Part II, Item 8, page 32 of this Form 10-K.

•	Customers

The Company’s business is not dependent upon either a single customer or small group of customers.

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

In the U.S., there are approximately 550,000 restaurants that generated about $365 billion in annual sales in 2006. McDonald’s restaurant business accounts for about 2.5% of those restaurants and 7.4% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

•	Research and development

The Company operates a research and development facility in the U.S., two facilities in Europe and one facility in Asia. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the McDonald’s System, which includes franchisees and suppliers as well as the Company, its subsidiaries and joint ventures.

•	Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 465,000 as of year end. This includes employees at McDonald’s and Boston Market’s Company-operated restaurants.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 11 through 28 and Segment and geographic information in Part II, Item 8, page 40 of this Form 10-K.

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

The Company’s Chief Executive Officer, James A. Skinner, certified to the New York Stock Exchange (NYSE) on June 6, 2006, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

ITEM 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2007. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under franchise, developmental license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Our plan to reduce our ownership of restaurants may be difficult to achieve for many reasons, and the change in ownership mix may not affect our results as we now expect. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate, as well as our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand and may adversely affect our results.

These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

Our ability to remain a relevant and trusted brand and to increase sales depends largely on how well we execute the Plan to Win.

We developed the Plan to Win to address the key drivers of our business and results - people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, consumer food preferences, publicity about our products or operations that can drive consumer perceptions, as well as our success in planning and executing initiatives to address these trends and factors or other competitive pressures;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires the trust and confidence of our customers;

•

Our ability to respond effectively to adverse consumer perceptions about the quick-service segment of the informal eating out market, our products or the reliability of our supply chain and the safety of the food ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses involving other restaurant or food companies;

•

The success of our plans for 2007 and beyond to improve existing products and to roll-out new products and product line extensions, as well as the impact of our competitors’ actions, including in response to our product improvements and introductions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

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

•

Whether our ongoing restaurant remodeling and rebuilding initiatives, which vary from year to year by market and type, are targeted at the elements of the restaurant experience that will best accomplish our goals to enhance the relevance of our Brand and achieve an efficient allocation of our capital resources; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.

Our results and financial condition are affected by our ownership mix and whether we can achieve a mix that optimizes margins and returns, while meeting our business needs and customer expectations.

As described in Management’s discussion and analysis of financial condition and results of operations, our plans call for a reduction in Company-operated restaurants by re-franchising them or entering into developmental license agreements. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

•	Our ability to identify prospective franchisees and licensees with the experience and financial resources to be effective operators of McDonald’s restaurants;

•	Whether there are regulatory or other constraints that restrict or prevent our ability to implement our plans or increase our costs;

•	How quickly we re-franchise or enter into developmental licenses, which we expect will vary by market and could also vary significantly from period to period;

•	The nature and amount of contingent liabilities and other exposures we may retain in connection with re-franchising through developmental licensing arrangements, such as indemnification obligations;

•

The potential risks to our Brand if a franchisee or licensee fails to perform or projects a brand image inconsistent with our values, even where we retain substantial rights to remedy such a default, which will likely be more significant if an arrangement places multiple markets or a large number of restaurants under the control of a single franchisee or licensee;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•

Our ability to manage fluctuations in commodity prices, interest and foreign exchange rates and the effects of local governmental initiatives to manage through national economic conditions such as consumer spending and inflation rates;

•	The impact on our margins of labor costs given our labor-intensive business model and the trend toward higher wages in both mature and developing markets;

•

Whether we are able to identify and develop restaurant sites, either directly or though licensees or partners, consistent with our plans for net growth of Systemwide restaurants from year to year, and whether new sites are as profitable as expected;

•	The effects of governmental initiatives to manage economic conditions such as consumer spending or wage and inflation rates;

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has significantly increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•

Our ability to manage the cost, compliance and other risks associated with the often conflicting regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect consumer perceptions and increase our exposure to litigation or governmental investigations or proceedings, and the impact of new, potential or changing regulation that affects or restricts elements of our business, particularly those relating to advertising to children, nutritional content or product labeling;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 11 through 28 and in Financial statements and supplementary data in Part II, Item 8, pages 29 through 45 of this Form 10-K.

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

On April 2, 2004, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois (Case No. 04C-2422) (Allan Selbst v. McDonald’s Corporation, Jack M. Greenberg, Matthew H. Paull and Michael J. Roberts), alleging violation of federal securities laws. Two nearly identical actions were subsequently filed in the same court. On October 19, 2004, the lead plaintiff filed its amended and consolidated class action complaint, alleging, among other things, that the Company and individual defendants misled investors by issuing false and misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On January 18, 2005, the defendants filed a motion to dismiss the amended complaint. On September 21, 2005, the Court denied this motion. The lead plaintiff then filed its first amended complaint on October 7, 2005. On November 16, 2005, the defendants moved to dismiss the first amended complaint. On May 17, 2006, the court granted the defendants’ motion to dismiss the amended complaint without prejudice, giving the plaintiffs another chance to state a claim. On June 16, 2006, the plaintiffs filed their second amended complaint. On July 17, 2006, the defendants filed their motion to dismiss the complaint. On December 15, 2006, the Court granted defendants’ motion to dismiss with prejudice. On January 16, 2007, the plaintiffs filed their notice of appeal from the Court’s order of dismissal.

The Company intends to defend its interests vigorously in the plaintiffs’ appeal.

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

On November 15, 2006, the Individual Defendants filed their motion to dismiss the amended complaint. On January 8, 2007, the plaintiff voluntarily dismissed her complaint without prejudice.

On January 30, 2006, the following shareholder derivative action was filed in the Circuit Court of Cook County, Illinois, Chancery Division, (Case No. 06CH01950) (Philip Bufithis and Thomas Bauernfeind v. Hall Adams, Jr., Edward A. Brennan, Robert A. Eckert, Jack M. Greenberg, Enrique Hernandez, Jr., Jeanne P. Jackson, Walter E. Massey, Andrew J. McKenna, Cary D. McMillan, Matthew H. Paull, Michael J. Roberts, John W. Rogers, Jr., James A. Skinner, Anne-Marie Slaughter, and Roger W. Stone). Like Clark, this suit is purportedly brought on behalf of McDonald’s Corporation against several of its directors, officers and a former officer (collectively Individual Defendants), and the Corporation as a nominal defendant. Bufithis contains allegations similar to the lawsuits described above, claiming that from 2001 to 2003 the Individual Defendants participated in or acquiesced to improper undisclosed accounting practices, in alleged violation of federal securities law. Bufithis alleges that these acts or omissions by the Individual Defendants constitute breaches of fiduciary duty, and seeks judgment in favor of McDonald’s for unspecified damages sustained by the Corporation and unspecified equitable relief, as well as attorneys’ fees and costs. On May 3, 2006, Individual Defendants filed their motions to dismiss the complaint. On July 13, 2006, the court dismissed the plaintiff’s complaint without prejudice pursuant to the parties’ agreed motion for voluntary dismissal.

•	Obesity

On or about February 17, 2003, two minors, by their parents and guardians, filed an Amended Complaint against McDonald’s Corporation in the United States District Court for the Southern District of New York (Case No.02 Civ. 7821 (RWS)) (Ashley Pelman, a child under the age of 18 years, by her mother and natural guardian, Roberta Pelman, and Jazlen Bradley, a child under the age of 18 years, by her father and natural guardian, Israel Bradley, v. McDonald’s Corporation) seeking class action status on behalf of individuals in New York under the age of 18 (and their parents and/or guardians), who became obese or developed other adverse health conditions allegedly from eating McDonald’s products. On September 3, 2003, the Court dismissed all counts of the complaint with prejudice. On January 25, 2005, following an appeal by the plaintiffs, the Second Circuit Court of Appeals Court vacated the District Court’s decision to dismiss alleged violations of Section 349 of the New York Consumer Protection Act as set forth in Counts I-III of the amended complaint.

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

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and we intend to defend this lawsuit vigorously.

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

Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing, promotion and pay, alleged discrimination and compliance with employment laws.

•	Customers

Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public. In so doing, disputes arise as to products, service, accidents, advertising, nutritional and other disclosures as well as other matters common to an extensive restaurant business such as that of the Company.

•	Intellectual property

The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and to defend against the alleged use of third party intellectual property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

The following are the Executive Officers of our Company: (as of the date of this filing)

Ralph Alvarez, 51, is President and Chief Operating Officer, a position to which he was appointed in August 2006. He served as President of McDonald’s North America from January 2005 to August 2006 and as President, McDonald’s USA, from July 2004 to January 2005. From January 2003 to July 2004, Mr. Alvarez served as the Chief Operations Officer for McDonald’s USA. Prior to that time, he served as President, Central Division from October 2001 to January 2003. Except for a brief period in 1999, Mr. Alvarez has been with the Company for 12 years.

Jose Armario, 47, is President, McDonald’s Latin America, a position he has held since December 2003. He previously served as Senior Vice President and International Relationship Partner for the northern markets in Latin America from July 2001 through November 2003. Prior to that time, he served as Vice President and International Relationship Partner for the Latin American Group from June 1999 through July 2001. Mr. Armario has been with the Company for 10 years.

Mary Dillon, 45, is Corporate Executive Vice President–Global Chief Marketing Officer. She has served in that position since joining the Company in October 2005. Prior to joining the Company, she was Division President of Quaker Foods, a division of PepsiCo, from 2004 to October 2005. Prior to that role, Ms. Dillon served as Vice President of Marketing, Quaker Foods from 2002 to 2004. Ms. Dillon has been with the Company for one year.

Timothy J. Fenton, 49, is President, McDonald’s Asia/Pacific/Middle East/Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Prior to that time, he served as Senior Vice President, International Relationship Partner from September 1999 through May 2003. Mr. Fenton has been with the Company for 33 years.

Richard Floersch, 49, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for three years.

Denis Hennequin, 48, is President of McDonald’s Europe, a position he has held since July 2005. From January 2005 to July 2005, he served as Senior Vice President and International Relationship Partner of McDonald’s Europe. From January 2004 to January 2005, he served as Vice President of McDonald’s Europe. Prior to that time, he served as President and Managing Director of McDonald’s France from December 1996 to January 2004. Mr. Hennequin has been with the Company for 22 years.

Matthew H. Paull, 55, is Corporate Senior Executive Vice President and Chief Financial Officer, a position he has held since July 2004. From July 2001 to July 2004, he served as Corporate Executive Vice President and Chief Financial Officer. Mr. Paull has been with the Company for 13 years.

David M. Pojman, 47, is Corporate Senior Vice President–Controller, a position he has held since March 2002. He served as Vice President and Assistant Corporate Controller from January 2000 to March 2002. Mr. Pojman has been with the Company for 24 years.

Gloria Santona, 56, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 29 years.

James A. Skinner, 62, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004 and as President and Chief Operating Officer of McDonald’s Worldwide Restaurant Group from January 2002 to December 2002. Mr. Skinner has been with the Company for 35 years.

Jeffrey P. Stratton, 51, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 to December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004 and Senior Vice President from October 2001 to May 2002. Mr. Stratton has been with the Company for 33 years.

Donald Thompson, 43, is President, McDonald’s USA, a position he has held since August 2006. He previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 through August 2006, as Executive Vice President, Restaurant Solutions Group from May 2004 through January 2005, and President, West Division, from October 2001 through May 2004. Mr. Thompson has been with the Company for 16 years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share:

	2006			2005
DOLLARS PER SHARE	High	Low	Dividend	High	Low	Dividend
Quarter:
First	36.75	33.20	—	34.56	30.81	—
Second	35.99	31.73	—	31.91	27.74	—
Third	40.06	32.75	1.00	35.03	27.36	.67
Fourth	44.68	38.95	—	35.69	31.48	—
Year	44.68	31.73	1.00	35.69	27.36	.67

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2007 was estimated to be about 983,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders either through share repurchases or dividends. The Company has paid dividends on common stock for 31 consecutive years through 2006 and has increased the dividend amount at least once every year. As in the past, further dividends will be considered after reviewing profit-ability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

The following table presents information related to acquisitions of common stock the Company made during the three months ended December 31, 2006:

Issuer purchases of equity securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program**	Maximum dollar amount that may yet be purchased under the program
October 1-31, 2006	23,553,775	$ 40.33	23,553,775	$ 4,395,583,000
November 1-30, 2006	10,096,142	41.66	10,096,142	3,974,932,000
December 1-31, 2006	11,557,527	43.88	11,557,527	3,467,776,000
Total	45,207,444	$ 41.53	45,207,444	$ 3,467,776,000

*	Includes 18.6 million shares acquired in the October 2006 tax–free exchange of McDonald’s remaining interest in Chipotle for shares of McDonald’s at an effective price of $39.92 per share.

**	During October 2006, the Company completed a $5.0 billion share repurchase program initially authorized by the Board of Directors in 2001. In March 2006, a new $5.0 billion program was authorized. Through 2006, approximately 36 million shares have been acquired for $1.5 billion under this new program. The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies, and also repurchases shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when we may be prohibited from making direct share repurchases under those policies.

The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to our Common Stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	63,775,062	(1)	$ 26.68	50,768,619
Equity compensation plans not approved by security holders	40,753,102	(2)	35.64
Total	104,528,164		$ 30.09	50,768,619

(1)	Includes stock options outstanding under the following plans: 2001 Omnibus Stock Ownership Plan – 50,318,429 shares; 1992 Stock Ownership Incentive Plan (1992 Plan) – 10,046,970 shares; 1975 Stock Ownership Option Plan (1975 Plan) – 678,254 shares; and Non–Employee Director Stock Option Plan – 113,164 shares. Also includes 2,618,245 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options outstanding under the following plans: 1992 Plan–39,719,352; 1975 Plan–1,000,000; and 1999 Non-Employee Director Stock Option Plan–33,750.

ITEM 6. SELECTED FINANCIAL DATA

11-YEAR SUMMARY
DOLLARS IN MILLIONS,
EXCEPT PER SHARE DATA	2006		2005		2004		2003		2002		2001		2000	1999	1998		1997	1996
Company-operated sales	$16,083		14,726		13,755		12,481		11,296		10,909		10,396	9,504	8,895		8,136	7,571
Franchised and affiliated revenues	$5,503		5,106		4,839		4,344		3,905		3,829		3,776	3,747	3,526		3,273	3,116
Total revenues	$21,586		19,832		18,594		16,825		15,201		14,738		14,172	13,251	12,421		11,409	10,687
Operating income	$4,445	(1)	3,992		3,538	(4)	2,837	(5)	2,128	(6)	2,721	(7)	3,352	3,324	2,762	(8)	2,808	2,633
Income from continuing operations	$2,873	(1)	2,586	(3)	2,278	(4)	1,511	(5)	1,000	(6)	1,649	(7)	1,987	1,950	1,550	(8)	1,642	1,573
Net income	$3,544	(1,2)	2,602	(3)	2,279	(4)	1,471	(5,9)	893	(6,10)	1,637	(7)	1,977	1,948	1,550	(8)	1,642	1,573
Cash provided by operations	$4,341		4,337		3,904		3,269		2,890		2,688		2,751	3,009	2,766		2,442	2,461
Cash used for investing activities	$1,273		1,818		1,383		1,370		2,467		2,068		2,213	2,262	1,948		2,217	2,570
Capital expenditures	$1,742		1,607		1,419		1,307		2,004		1,906		1,945	1,868	1,879		2,111	2,375
Cash used for (provided by) financing activities	$5,192		(362)		1,634		1,737		511		624		537	627	860		214	(104)
Treasury stock acquired	$3,719		1,228		605		439		687		1,090		2,002	933	1,162		765	605
Common stock cash dividends	$1,217		842		695		504		297		288		281	265	239		221	203
Financial position at year end:
Total assets	$29,024		29,989		27,838		25,838		24,194		22,535		21,684	20,983	19,784		18,242	17,386
Total debt	$8,434		10,137		9,220		9,731		9,979		8,918		8,474	7,252	7,043		6,463	5,523
Total shareholders’ equity	$15,458		15,146		14,201		11,982		10,281		9,488		9,204	9,639	9,465		8,852	8,718
Shares outstanding IN MILLIONS	1,204		1,263		1,270		1,262		1,268		1,281		1,305	1,351	1,356		1,371	1,389
Per common share:
Income from continuing operations–diluted	$2.30	(1)	2.03	(3)	1.79	(4)	1.18	(5)	0.78	(6)	1.26	(7)	1.46	1.39	1.10	(8)	1.15	1.08
Net income–diluted	$2.83	(1,2)	2.04	(3)	1.79	(4)	1.15	(5,9)	0.70	(6,10)	1.25	(7)	1.46	1.39	1.10	(8)	1.15	1.08
Dividends declared	$1.00		.67		.55		.40		.24		.23		.22	.20	.18		.16	.15
Market price at year end	$44.33		33.72		32.06		24.83		16.08		26.47		34.00	40.31	38.41		23.88	22.69
Company-operated restaurants	8,785		8,802		8,811		8,661		8,773		8,204		7,548	6,022	5,433		4,887	4,294
Franchised restaurants	18,687		18,326		18,240		18,125		17,859		17,392		16,795	15,949	15,086		14,197	13,374
Affiliated restaurants	4,195		4,269		4,101		4,038		4,244		4,320		4,260	4,301	3,994		3,844	3,216
Total Systemwide restaurants	31,667		31,397		31,152		30,824		30,876		29,916		28,603	26,272	24,513		22,928	20,884
Franchised and affiliated sales(11)	$41,380		38,913		37,052		33,129		30,022		29,590		29,714	28,979	27,084		25,502	24,241

(1)	Includes pretax operating charges of $134 million ($98 million after tax or $0.07 per share income from continuing operations, $0.08 per share net income) related to impairment and other charges (see Impairment and other charges (credits), net note to the consolidated financial statements for further details), as well as net incremental tax expense of $0.01 per share primarily related to a one-time impact from a tax law change in Canada.

(2)	Includes income of $671 million ($0.53 per share) related to discontinued operations primarily resulting from the disposal of our investment in Chipotle.

(3)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) tax benefit due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns and $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act.

(4)	Includes pretax operating charges of $130 million related to impairment and $151 million ($18 million related to 2004 and $133 million related to prior years) for a correction in the Company’s lease accounting practices and policies (see Impairment and other charges (credits), net note to the consolidated financial statements for further details), as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $232 million ($166 million after tax or $0.13 per share).

(5)	Includes pretax charges of $408 million ($323 million after tax or $0.26 per share) primarily related to the disposition of certain non-McDonald’s brands and impairment.

(6)	Includes pretax charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring certain international markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs.

(7)	Includes pretax operating charges of $378 million primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment as well as net pretax nonoperating income of $125 million primarily related to a gain on the initial public offering of McDonald’s Japan, for a total pretax expense of $253 million ($143 million after tax or $0.11 per share).

(8)	Includes pretax charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of “Made For You” costs and $160 million related to a home office productivity initiative.

(9)	Includes a $37 million after tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred.

(10)	Includes a $99 million after tax charge ($0.07 per share) to reflect the cumulative effect of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. Adjusted for the nonamortization provisions of SFAS No. 142, net income per common share would have been $0.02 higher in 2001 and 2000 and $0.01 higher in 1999–1996.

(11)	While franchised and affiliated sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of the franchisee base.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Description of the business

The Company primarily franchises and operates McDonald’s restaurants. In addition, the Company operates and has investments in certain non-McDonald’s brands that are not material to the Company’s overall results. Of the 31,046 McDonald’s restaurants in 118 countries at year-end 2006, 18,685 are operated by franchisees (including 1,091 operated by developmental licensees), 4,195 are operated by affiliates and 8,166 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide ongoing capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-operated, franchised - conventional or developmental license, and joint venture) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations.

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

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, Middle East and Africa (APMEA); Latin America; and Canada. In addition, throughout this report we present a segment entitled “Corporate & Other” that includes Corporate activities and non-McDonald’s brands (e.g., Boston Market). The U.S. and Europe segments each account for approximately 35% of total revenues. France, Germany and the United Kingdom (U.K.), collectively, account for approximately 60% of Europe’s revenues; and Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for nearly 50% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

During 2006, the Company disposed of its entire investment in Chipotle Mexican Grill (Chipotle) via public stock offerings and a tax-free exchange for McDonald’s common stock. As a result of the complete disposition of Chipotle, the Company has reflected Chipotle’s results for all years shown as discontinued operations, including gains from the disposition in 2006.

In analyzing business trends, management considers a variety of performance and financial measures including comparable sales growth, Systemwide sales growth, operating margins and returns.

•

Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because we believe they better represent the underlying business trends.

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

•

Systemwide sales include sales at all McDonald’s and Boston Market restaurants, whether operated by the Company, by franchisees or by affiliates. While sales by franchisees and affiliates are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because it is the basis on which the Company calculates and records franchised and affiliated revenues and is indicative of the financial health of our franchisee base.

•

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by dividing the change in operating income plus depreciation and amortization (numerator) by the adjusted cash used for investing activities (denominator), primarily capital expenditures. The calculation assumes a constant average foreign exchange rate over the periods included in the calculation.

Strategic direction and financial performance

The unique business relationship among the Company, its franchisees and suppliers (collectively referred to as the System) has been key to McDonald’s success over the years. This business model enables McDonald’s to play an integral role in the communities we serve and consistently deliver relevant restaurant experiences to customers. In addition, our strategic alignment facilitates our ability to implement innovative ideas and profitably grow our business.

The Company is focused on increasing McDonald’s relevance to consumers through the execution of multiple initiatives under our Plan to Win in order to be better, not just bigger. This plan is designed to deliver operational excellence and leadership marketing leveraged around five key drivers of exceptional customer experiences - people, products, place, price and promotion. Our long-term financial targets include average annual Systemwide sales and revenue growth of 3% to 5%; average annual operating income growth of 6% to 7%; and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Since implementing our Plan to Win, we improved the taste of many of our menu items and have introduced a variety of new menu choices such as premium salads, premium burgers and additional chicken offerings in many markets worldwide. We appeal to a broad range of customer preferences using a locally relevant three-tier menu strategy featuring premium salad and sandwich selections, classic menu favorites and everyday affordable offerings. We strive for continuous improvement in our training programs and restaurant execution through a comprehensive restaurant operations improvement process to enable and motivate franchisees and restaurant employees to improve the customer experience. In addition, our “i’m lovin’ it” global marketing theme continues to evolve to extend our marketing reach to consumers via print, billboards and digital communications in addition to television advertising.

These efforts have increased our consumer relevance and delivered strong results in each of the last three years with revenue growth, operating income growth and returns on incremental invested capital meeting or exceeding our long-term financial targets. In addition, we demonstrated our commitment to shareholders by returning $8.3 billion to shareholders through dividends paid and shares acquired from 2004 through 2006.

In 2006, the Company’s increased relevance contributed to more customers visiting our restaurants, helping drive global comparable sales up 5.7% and extending our consecutive monthly increases to 44 months through December 2006.

The momentum of our U.S. business continued as a result of further strengthening our robust breakfast business and expanding our beverage, salad and chicken offerings, including the successful introductions of Premium Roast Coffee, the Asian Salad and the Snack Wrap. Initiatives such as reimaging restaurants, extending operating hours and providing cashless payment options helped make McDonald’s more inviting and convenient for customers.

In Europe, we built momentum using locally relevant menu offerings such as premium burgers and classic menu favorites, as well as value platforms such as Ein Mal Eins in Germany and Pound Saver in the U.K. The markets provided predictable menu choice and variety through popular food promotions, and engaged consumers with innovative marketing. Europe’s results were driven by strong performance in France, Germany and most other markets as well as significantly improved performance in the U.K. We also made progress improving consumer perceptions in Europe, including the U.K., by aggressively communicating McDonald’s food quality, nutrition and employment facts. In addition, to enhance local relevance by having local franchisees operate more restaurants and to improve returns, we reduced our percentage of Company-operated restaurants in the U.K. from 63% at the end of 2005 to 54% at the end of 2006. We are encouraged by our momentum in Europe and confident that our combined initiatives designed to enhance the customers’ experience will continue to drive growth over the long term.

In APMEA, Systemwide sales and revenue growth were primarily driven by strong comparable sales in Japan and Australia and new restaurant expansion and positive comparable sales in China. Strategic menu pricing in Japan and China contributed to this segment’s performance. In 2006, we also entered into a strategic alliance with Sinopec, China’s largest petroleum retailer. This agreement provides us the opportunity to co-develop drive-thru restaurants at existing and new Sinopec locations, positioning us to capitalize on changing consumer lifestyles in China. We believe that the long-term growth potential for our business in China is substantial and we are well-positioned to capture the opportunity.

We continue to focus our management and financial resources on the core McDonald’s business as the opportunities for growth remain significant. Accordingly, during 2006, we disposed of our entire investment in Chipotle via public stock offerings and an October tax-free exchange for McDonald’s common stock. These transactions provided the Company with $329 million in cash proceeds and facilitated the acquisition of 18.6 million shares of McDonald’s stock via the exchange.

In 2006, our strong global performance generated $4.3 billion of cash provided by operations. About $1.7 billion of this cash was reinvested in our business primarily to remodel existing restaurants and build new ones. We increased our annual dividend nearly 50% to $1 per share. We also acquired 98.4 million shares through both shares repurchased and shares accepted in connection with the Chipotle exchange. In addition, we paid down $2.3 billion of debt in 2006 reducing the 2005 increase related to the Homeland Investment Act.

To improve local relevance, profitability and returns, we continually evaluate ownership structures in our markets. The ownership mix in a given market depends on current and potential results, the risks associated with operating in certain countries, and legal and regulatory constraints.

As part of this evaluation, in 2006, we established a target of having less than 30% Company-operated restaurants in each of our major consolidated markets and began working toward this goal, specifically in the U.K. and Canada. For certain markets like China, we believe owning and operating the restaurants is prudent until the legal environment in these countries becomes more conducive to franchising.

In addition to our franchising efforts discussed above, we have identified markets with about 2,300 restaurants collectively, primarily Company-operated restaurants in Latin America and APMEA, that we intend to transition to a developmental license structure. Under a developmental license, a local entrepreneur owns the business, including controlling the real estate, and uses his/her capital and local knowledge to build the Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital. During 2006, this royalty averaged about five percent of sales. We have successfully used this structure for more than 15 years, and currently have 36 countries that are solely operated by developmental licensees. In addition to the financial benefits the Company achieves when markets are developmentally licensed such as reduced capital spending, improved returns and a stable stream of royalties, this strategy allows the local owner to improve relevance and accelerate growth in the market, and allows management to focus most of their time and energy on the markets that have the largest impact on results.

Highlights from the year included:

•	Comparable sales increased 5.7% building on a 3.9% increase in 2005.

•	Systemwide sales increased 7% both as reported and in constant currencies.

•	Consolidated revenues increased 9% (7% in constant currencies).

•	Income from continuing operations per common share was $2.30 compared with $2.03 in 2005, an increase of 13%.

•	Cash provided by operations totaled $4.3 billion and capital expenditures totaled $1.7 billion.

•

The Company increased the annual dividend nearly 50% to $1.00 per share, or $1.2 billion in total. The Company also acquired 98.4 million shares for $3.7 billion, driving a reduction of about 5% of total shares outstanding at year end compared with 2005.

•	One-year ROIIC was 24.9% and three-year ROIIC was 41.3% for 2006.

Outlook for 2007

The McDonald’s System is energized by our current momentum. We intend to build on this momentum by further enhancing every element of the Brand experience and strengthening our connection with customers to capture the tremendous opportunities that lie ahead. We will do this by continuing to execute our Plan to Win with a strategic focus on our customers and restaurants, while continuing to exercise disciplined financial management.

We are confident that our Plan to be better, not just bigger, supported by the alignment of our unique system of franchisees and suppliers, will continue to drive enduring profitable growth. Our financial targets, previously discussed, focus management on those opportunities that best optimize shareholder value over the long term.

In 2007, we will continue to leverage our three-tier menu approach featuring premium selections, core menu favorites and everyday affordable offerings to appeal to a broad range of consumers. We will complement this three-tier strategy with permanent and limited time offerings of new products that enhance menu choice, variety and value.

In the U.S., our strategies focus on chicken, breakfast, beverages and convenience. We are introducing Snack Wrap variations and the new Southwest Salad as well as additional breakfast offerings. We will also enhance the drive-thru experience by continuing to optimize the layout of restaurant interiors and exteriors.

In Europe, we will continue to attract customers with a variety of new food offerings, such as Premium Chicken Sandwiches and Snack Wraps, while leveraging the strength of our everyday affordability platforms. Building greater brand trust will remain a priority in Europe with ongoing aggressive communication efforts surrounding our food quality, nutrition and employment image. In addition, we will focus on remodeling restaurants and improving operations to enhance local relevance and upgrade the customer experience.

In APMEA, where a large percentage of the population already eats breakfast away from home, we are introducing or expanding breakfast as well as extending restaurant operating hours. We will also continue to reinforce everyday value offerings and work on optimizing our menu pricing structure to enhance profitability.

We will continue to support consumers’ desire to make balanced lifestyle choices by educating them about our food’s nutritional value and encouraging greater physical activity. We added nutrition labeling to the packaging of many of our branded core menu items in more than 25,000 restaurants worldwide by the end of 2006. We will extend this effort to cover even more restaurants and products in 2007. We will also continue to play a leadership role in addressing children’s well-being as we pursue initiatives designed to positively affect children’s choice and activity. This includes committing a large portion of our children’s marketing budget toward communications that encourage kids to be more active – physically and mentally.

We will also work to further enhance the customer experience by refining and executing our restaurant operations improvement process and expanding the use of our new point of sale software (POS), which was in approximately 8,400 restaurants as of year-end 2006. Tests indicate this new POS helps improve order accuracy and drive-thru service speed. In addition, we will continue developing a new flexible operating system that takes a modular “plug and play” approach to kitchen configuration and restaurant operations. In the future, this system will enable greater menu flexibility based on local market needs while making it easier for crew to satisfy customers.

Due to our expectations for continued strong results, relatively stable capital expenditures over the next few years, and the Company’s intent on maintaining current debt-to-capital levels of 35% to 40%, we believe that cash available for dividends and share repurchases will continue to grow. We expect our share repurchase activity will continue to yield reductions in share count in the years ahead given our reduction in equity compensation and fewer stock options outstanding, compared to prior years.

In 2007, we will continue to reduce the percentage of Company-operated restaurants in the U.K. and Canada, and we will continue to pursue the developmental license strategy described earlier.

The previously mentioned 2,300 restaurants identified for potential conversion to developmental licensees represented nearly $3 billion in sales in 2006, but only generated $30 million in operating income after impairment and other charges. To achieve these results, we spent about $180 million in selling, general & administrative expenses and invested more than $100 million in capital expenditures. As appropriate, we may license some of these markets as a group to a single developmental licensee. These 2,300 restaurants are about 75% Company-operated and represent about $3 billion in combined net investment, which includes approximately $800 million in accumulated currency translation losses reflected in shareholders’ equity on our balance sheet.

Our intent is to complete these transactions by the end of 2008. If we are able to complete these transactions, we do not anticipate recovering either the $800 million in historical currency translation losses or most of the remaining $2.2 billion in net book value in the form of sales proceeds, and therefore, we expect that the loss, in the aggregate, would be significant. We will continue impairment testing for these assets annually and as otherwise required by applicable accounting standards. In particular, our annual impairment testing for these assets is based on the assumption that these markets will continue to be operated under the existing ownership structure until it becomes probable that a transaction will occur within 12 months, and we can reasonably estimate our sales proceeds. The timing and amount of any loss for a particular transaction will depend on individual circumstances. In 2006, we completed the transfer of 121 restaurants in four markets to developmental licensees and recorded pretax losses totaling $36 million related to this strategy.

While the Company does not provide specific guidance on net income per share, the following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add slightly more than 1 percentage point to 2007 Systemwide sales growth (in constant currencies), most of which will be due to the 359 net traditional McDonald’s restaurants added during 2006. In 2007, the Company expects to open about 800 McDonald’s restaurants (700 traditional and 100 satellites). We expect net additions of about 400 (450 net traditional additions and 50 net satellite closings).

•

The Company does not provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual net income per share by about 2.5 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual net income per share by about 2 cents.

•

The primary food commodities impacting McDonald’s business are beef and chicken. In 2007, U.S. beef costs are expected to be down slightly, while we expect U.S. chicken costs to rise. In Europe, both beef and chicken costs are expected to increase slightly in 2007.

•	The Company expects full-year 2007 selling, general & administrative expenses to decline modestly as a percent of revenues and Systemwide sales compared with 2006.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 80% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2006, the Company’s annual net income per share would change by about 7 cents to 8 cents.

•

In 2007, based on current business performance and plans, the Company expects to maintain a debt-to-capital ratio of 35% to 40%. Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2007 to remain relatively flat compared with 2006, while it expects interest income to decrease about 40% to 50% due to lower cash balances.

•

The Company expects the effective income tax rate for the full-year 2007 to be approximately 31% to 33%, although some volatility may be experienced between the quarters in the normal course of business.

•

The Company expects capital expenditures for 2007 to be approximately $1.9 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to build new restaurants.

•

In 2006, the Company returned nearly $5 billion to shareholders. In 2007 and 2008 combined, the Company expects to return at least an additional $5 billion through a combination of share repurchases and dividends.

CONSOLIDATED OPERATING RESULTS
Operating results
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2006		2005		2004
	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$16,083	9%	$14,726	7%	$13,755
Revenues from franchised and affiliated restaurants	5,503	8	5,106	6	4,839
Total revenues	21,586	9	19,832	7	18,594
Operating costs and expenses
Company-operated restaurant expenses	13,542	8	12,575	8	11,688
Franchised restaurants–occupancy expenses	1,060	4	1,021	2	1,003
Selling, general & administrative expenses	2,338	8	2,167	12	1,939
Impairment and other charges (credits), net	134	nm	(28)	nm	281
Other operating expense, net	67	(36)	105	(28)	145
Total operating costs and expenses	17,141	8	15,840	5	15,056
Operating income	4,445	11	3,992	13	3,538
Interest expense	402	13	356	(1)	358
Nonoperating income, net	(123)	nm	(38)	81	(21)
Income from continuing operations before provision for income taxes	4,166	13	3,674	15	3,201
Provision for income taxes	1,293	19	1,088	18	923
Income from continuing operations	2,873	11	2,586	14	2,278
Income from discontinued operations (net of taxes of $97, $11 and $1), including gain on Chipotle disposition of $653	671	nm	16	nm	1
Net income	$3,544	36%	$2,602	14%	$2,279
Income per common share–diluted
Continuing operations	$2.30	13%	$2.03	13%	$1.79
Discontinued operations, including gain on Chipotle disposition of $0.52	0.53	nm	0.01	nm	—
Net income per common share - diluted	$2.83	39%	$2.04	14%	$1.79
Weighted-average common shares outstanding–diluted	1,251.7		1,274.2		1,273.7

nm Not meaningful.

Net income and diluted net income per common share

In 2006, net income and diluted net income per common share were $3.5 billion and $2.83. During 2006, the Company disposed of its entire investment in Chipotle via public stock offerings and a tax-free exchange for McDonald’s common stock and as a result, has reflected Chipotle’s results of operations and transaction gains as discontinued operations. The 2006 results included $671 million of income, or $0.53 per share, related to discontinued operations. Income from continuing operations was $2.9 billion or $2.30 per share, which included impairment and other charges of $134 million ($98 million after tax or $0.07 per share), as well as net incremental tax expense of $0.01 per share primarily related to a one-time impact from a tax law change in Canada.

In 2005, net income and diluted net income per common share were $2.6 billion and $2.04. Income from discontinued operations was $16 million or $0.01 per share, while income from continuing operations was $2.6 billion or $2.03 per share. The 2005 results from continuing operations included a net tax benefit of $73 million or $0.05 per share comprised of $179 million or $0.14 per share tax benefit due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns and $106 million or $0.09 per share of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA). In addition, 2005 included impairment and other charges (credits), net of $28 million pretax income ($12 million after tax or $0.01 per share).

In 2004, net income and diluted net income per common share were $2.3 billion and $1.79 and income from continuing operations was also $2.3 billion or $1.79 per share. The 2004 income from continuing operations included pretax operating charges of $151 million ($99 million after tax or $0.08 per share) related to a lease accounting correction and $130 million ($116 million after tax or $0.09 per share) related to impairment charges. Results also included pretax nonoperating income of $49 million ($49 million after tax or $0.04 per share) relating to the sale of the Company’s interest in a U.S. real estate partnership that resulted in the utilization of certain previously unrealized capital loss carryforwards.

Refer to the Impairment and other charges (credits), net and Discontinued operations sections for further discussion.

In 2006, diluted weighted-average shares outstanding decreased primarily due to treasury stock acquisitions exceeding stock option exercises in 2005 and 2006. The Company acquired 98.4 million shares, or $3.7 billion through both shares repurchased and shares accepted in connection with the Chipotle exchange, driving a reduction of about 5% of total shares outstanding compared with year–end 2005.

For 2005, diluted weighted-average shares outstanding were relatively flat compared to 2004. Shares outstanding at the beginning of 2005 were higher than the prior year due to stock options exercised exceeding treasury stock purchased during 2004. Treasury stock purchased in 2005 offset this higher balance and the impact of options exercised during the year.

Impact of foreign currency translation on reported results

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2006, foreign currency translation had a positive impact on consolidated revenues, operating income and net income primarily due to the stronger Euro, Canadian Dollar and British Pound. Consolidated revenues were positively impacted by the stronger Brazilian Real. In 2005, revenues were positively impacted by the Brazilian Real and the Canadian Dollar, but operating income and net income were minimally impacted by foreign currency translation. In 2004, foreign currency translation had a positive impact on consolidated revenues, operating income and net income due to the strengthening of several major currencies, primarily the Euro.

Impact of foreign currency translation on reported results IN MILLIONS, EXCEPT PER SHARE DATA
	Reported amount			Currency translation benefit/(cost)
	2006	2005	2004	2006	2005	2004
Revenues	$21,586	$19,832	$18,594	$271	$238	$779
Company-operated margins(1)	2,497	2,099	2,003	35	19	91
Franchised margins(1)	4,435	4,078	3,832	23	15	139
Selling, general & administrative expenses	2,338	2,167	1,939	(19)	(17)	(57)
Operating income	4,445	3,992	3,538	29	11	160
Income from continuing operations	2,873	2,586	2,278	18	1	80
Net income	3,544	2,602	2,279	18	1	80
Income from continuing operations per common share - diluted	2.30	2.03	1.79	.02	—	.06
Net income per common share - diluted	2.83	2.04	1.79	.01	—	.06

(1)	Includes McDonald’s restaurants only.

Revenues

In both 2006 and 2005, consolidated revenue growth was driven by positive comparable sales as well as stronger foreign currencies.

Revenues DOLLARS IN MILLIONS
	Amount			Increase/ (decrease)		Increase/ (decrease) excluding currency translation
	2006	2005	2004	2006	2005	2006	2005
Company-operated sales:
U.S.	$4,410	$4,098	$3,828	8%	7%	8%	7%
Europe	5,885	5,465	5,174	8	6	6	5
APMEA	2,674	2,453	2,390	9	3	8	—
Latin America	1,552	1,237	933	26	33	21	23
Canada	882	765	730	15	5	8	(2)
Corporate & Other	680	708	700	(4)	1	(4)	1
Total	$16,083	$14,726	$13,755	9%	7%	8%	5%
Franchised and affiliated revenues:(1)
U.S.	$3,054	$2,857	$2,697	7%	6%	7%	6%
Europe	1,753	1,607	1,563	9	3	8	3
APMEA	379	362	331	5	10	7	7
Latin America	107	90	75	18	20	16	15
Canada	199	183	168	9	9	2	1
Corporate & Other	11	7	5	68	40	68	40
Total	$5,503	$5,106	$4,839	8%	6%	7%	5%
Total revenues:
U.S.	$7,464	$6,955	$6,525	7%	7%	7%	7%
Europe	7,638	7,072	6,737	8	5	6	5
APMEA	3,053	2,815	2,721	8	3	8	1
Latin America	1,659	1,327	1,008	25	32	20	22
Canada	1,081	948	898	14	6	7	(2)
Corporate & Other	691	715	705	(3)	1	(3)	1
Total	$21,586	$19,832	$18,594	9%	7%	7%	5%

(1)	Includes the Company’s revenues from conventional franchisees, developmental licensees and affiliates.

In the U.S., the increase in revenues in 2006 was primarily driven by our popular breakfast menu featuring Premium Roast Coffee, new products like our Asian Salad and Snack Wrap, and a wide variety of premium chicken options, as well as continued focus on everyday value and convenience. In 2005, the increase in revenues was driven by multiple initiatives that delivered variety like the introduction of Premium Chicken Sandwiches, convenience such as cashless payment options and extended hours as well as our focus on value.

Europe’s constant currency increase in revenues in 2006 was primarily due to strong comparable sales in France, Germany and Russia (which is entirely Company-operated). In addition, revenues in 2006 benefited from positive comparable sales in the U.K., which were offset by the impact of the market’s Company-operated restaurant closings and sales to franchisees and affiliates throughout the year. In 2005, the increase in revenues was due to strong comparable sales in Russia and positive comparable sales in France and Germany, partly offset by negative comparable sales in the U.K.

In APMEA, the constant currency increase in revenues in 2006 was primarily driven by the consolidation of Malaysia for financial reporting purposes due to an increase in the Company’s ownership during the first quarter 2006, expansion and positive comparable sales in China, as well as positive comparable sales in most markets. The increase was partly offset by the 2005 conversion of the Philippines and Turkey (about 325 restaurants) to developmental licensee structures. In 2005, revenues benefited from strong comparable sales in Australia and Taiwan, and were negatively impacted by the Philippines and Turkey as mentioned above. In addition, revenues in 2005 benefited from expansion in China, partly offset by that market’s negative comparable sales.

The following tables present Systemwide sales growth rates and the increase in comparable sales for McDonald’s restaurants:

Systemwide sales–McDonald’s restaurants
	Increase		Increase excluding currency translation
	2006	2005	2006	2005
U.S.	6%	5%	6%	5%
Europe	8	4	7	4
APMEA	5	6	8	6
Latin America	21	21	16	13
Canada	12	8	5	1
Total	7%	6%	7%	5%

Comparable sales–McDonald’s restaurants
	Increase
	2006	2005	2004
U.S.	5.2%	4.4%	9.6%
Europe	5.8	2.6	2.4
APMEA	5.5	4.0	5.6
Latin America	14.6	11.6	13.0
Canada	4.7	0.3	5.4
Total	5.7%	3.9%	6.9%

Operating margins

Operating margin information and discussions relate to McDonald’s restaurants only and exclude non-McDonald’s brands.

•	Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 65% of the combined operating margins in 2006, 2005 and 2004. Franchised margin dollars increased $357 million or 9% (8% in constant currencies) in 2006 and $246 million or 6% as reported and in constant currencies in 2005. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in all three years.

Franchised margins–McDonald’s restaurants IN MILLIONS
	2006	2005	2004
U.S.	$2,513	$2,326	$2,177
Europe	1,357	1,235	1,195
APMEA	333	314	284
Latin America	77	62	45
Canada	155	141	131
Total	$4,435	$4,078	$3,832
PERCENT OF REVENUES
U.S.	82.3%	81.4%	80.7%
Europe	77.4	76.9	76.5
APMEA	87.8	86.7	85.7
Latin America	72.0	68.5	60.1
Canada	77.6	76.8	78.0
Total	80.7%	80.0%	79.3%

The consolidated franchised margin percent increased in 2006 and 2005 due to strong comparable sales, partly offset by higher rent expense in several markets.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $398 million or 19% (17% in constant currencies) in 2006 and increased $96 million or 5% (4% in constant currencies) in 2005. The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in all three years.

Company-operated margins–McDonald’s restaurants IN MILLIONS
	2006	2005	2004
U.S.	$843	$768	$731
Europe	960	817	807
APMEA	341	267	264
Latin America	212	141	89
Canada	141	106	112
Total	$2,497	$2,099	$2,003
PERCENT OF SALES
U.S.	19.1%	18.8%	19.1%
Europe	16.3	14.9	15.6
APMEA	12.8	10.9	11.0
Latin America	13.7	11.4	9.5
Canada	15.9	13.9	15.3
Total	16.2%	15.0%	15.3%

In the U.S., the Company-operated margin percent increased in 2006 due to positive comparable sales, partly offset by higher labor costs primarily due to a higher average hourly rate, higher commodity costs, including paper, and higher utilities. In 2005, the Company-operated margin percent benefited from positive comparable sales, more than offset by higher commodity, labor and occupancy costs.

Europe’s Company-operated margin percent increased in 2006 primarily due to strong comparable sales, partly offset by higher labor costs throughout the segment. In addition, initiatives in the U.K. such as the closing of certain underperforming restaurants in the first quarter and the sales of Company-operated restaurants to franchisees and affiliates throughout the year, contributed to the increase. In 2005, the Company-operated margin percent decreased due to higher labor costs and negative comparable sales in the U.K., partly offset by strong performance in Russia. In addition, higher beef costs in 2005 had a negative impact across the segment.

In APMEA, the Company-operated margin percent in 2006 reflected improving results in China and many other markets. In 2005, the Company-operated margin percent was negatively impacted by weak results in South Korea, partly offset by improvements in Hong Kong.

•	Supplemental information regarding Company-operated McDonald’s restaurants

We continually review our restaurant ownership mix with a goal of improving local relevance, profits and returns. In most cases, franchising is the best way to achieve these goals. Although direct restaurant operation is significantly more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, we develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that operating restaurants is paramount to being a credible franchisor.

We report results for Company-operated restaurants based on their sales, less costs directly incurred by that business including occupancy costs. We report the results for franchised restaurants based on franchised revenues, less associated occupancy costs. For this reason and because we manage our business based on geographic segments and not on the basis of our ownership structure, we do not specifically allocate selling, general & administrative expenses and other operating (income) expenses to Company-operated or franchised restaurants. Other operating items that relate to the Company-operated restaurants generally include gains on sales of restaurant businesses and write-offs of equipment and leasehold improvements.

We believe the following information about Company-operated restaurants in our most significant markets will provide an additional perspective on this business. Management responsible for our Company-operated restaurants in these markets analyzes the Company-operated business on this basis to assess its performance. Management of the Company also considers this information when evaluating our restaurant ownership mix, subject to other relevant considerations.

The tables below seek to illustrate the two components of our Company-operated margins. The first of these relates exclusively to restaurant operations, which we refer to below as “Restaurant margin.” The second relates to the value of our Brand and the real estate interest we retain for which we charge rent and service fees. We refer to this component as “Brand/real estate margin.” Both Company-operated and franchised restaurants are charged rent and service fees, although rent and service fees for Company-operated restaurants are eliminated in consolidation. Rent and service fees for both restaurant ownership types are based on a percentage of sales, and the actual percentage attributable to rent varies depending on the level of McDonald’s investment in the restaurant. Service fees may also vary by market.

As shown below, in disaggregating the components of our Company-operated margins, certain costs with respect to Company-operated restaurants would be reflected in Brand/real estate margin. Those costs consist of rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements and constitute a portion of Occupancy & other operating expenses recorded in the Consolidated statement of income. Restaurant margin would reflect rent and service fees paid, and those fees would be accounted for as income in calculating Brand/real estate margin.

While we believe that the following information provides a perspective in evaluating our Company-operated business, it is not intended as a measure of our operating performance or as an alternative to operating income or operating margins as reported by the Company in accordance with accounting principles generally accepted in the U.S. In particular, as noted above, we do not allocate selling, general & administrative expenses to our Company-operated business. An estimate of costs to support this business was made by the U.S., Canada and our three major markets in Europe. We believe, on average, that a range of $40,000 to $50,000 per restaurant is typical, but the actual costs will vary by restaurant depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

	U.S.			Europe			Canada
DOLLARS IN MILLIONS	2006	2005	2004	2006	2005	2004	2006	2005	2004
As reported
Number of Company-operated restaurants at year end	2,104	2,097	2,002	2,253	2,382	2,358	488	499	474
Sales by Company-operated restaurants	$4,410	$4,098	$3,828	$5,885	$5,465	$5,174	$882	$765	$730
Company-operated margin	$843	$768	$731	$960	$817	$807	$141	$106	$112
Restaurant margin
Company-operated margin	$843	$768	$731	$960	$817	$807	$141	$106	$112
Plus:
Outside rent expense(1)	82	79	67	229	225	207	22	19	18
Depreciation – buildings & leasehold improvements(1)	74	68	60	98	97	93	9	8	7
Less:
Rent & service fees(2)	(651)	(605)	(563)	(1,099)	(1,048)	(1,001)	(128)	(111)	(106)
Restaurant margin	$348	$310	$295	$188	$91	$106	$44	$22	$31
Brand/real estate margin
Rent & service fees(2)	$651	$605	$563	$1,099	$1,048	$1,001	$128	$111	$106
Less:
Outside rent expense(1)	(82)	(79)	(67)	(229)	(225)	(207)	(22)	(19)	(18)
Depreciation – buildings & leasehold improvements(1)	(74)	(68)	(60)	(98)	(97)	(93)	(9)	(8)	(7)
Brand/real estate margin	$495	$458	$436	$772	$726	$701	$97	$84	$81

(1)	Represents certain costs recorded as Occupancy & other operating expenses in the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company–operated rent and service fees (as a percentage of 2006 sales: U.S. – 14.8%; Europe – 18.7%; Canada – 14.6%). This adjustment made to reflect charge in Restaurant margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and service fees as a percentage of sales.

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses increased 8% in 2006 and 12% in 2005 (7% and 11% in constant currencies). In 2006, the increase was due to higher employee-related costs, including performance-based compensation expense. Share-based compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)) accounted for a majority of the constant currency increase in 2005.

Selling, general & administrative expenses DOLLARS IN MILLIONS
	Amount			Increase/ (decrease)		Increase/(decrease) excluding currency translation		Pro forma increase/(decrease) excluding currency translation
	2006	2005	2004	2006	2005	2006	2005	2005(2)
U.S.	$727	$697	$602	4%	16%	4%	16%	4%
Europe	610	556	485	10	15	8	15	4
APMEA	238	218	189	9	15	9	13	1
Latin America	159	138	107	16	29	12	21	12
Canada	94	75	64	25	17	17	9	(3)
Corporate & Other(1)	510	483	492	5	(2)	5	(2)	(16)
Total	$2,338	$2,167	$1,939	8%	12%	7%	11%	(1)%

(1)	Included in the Corporate & Other segment are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Effective January 1, 2005, there was a reclassification of certain information technology expenses totaling approximately $22 million from the Corporate & Other segment to the U.S. segment.

(2)	On January 1, 2005, the Company adopted SFAS No. 123(R). This accounting standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements for years prior to the adoption. For 2004, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $156 million after tax, of which $7 million of expense related to restricted stock units (RSUs) was included in net income. The remaining $149 million after tax ($241 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes. The segments reflected the following pro forma share-based expense in 2004 (in millions): U.S.–$69; Europe–$49; APMEA–$22; Latin America–$9; Canada–$8; Corporate & Other–$84; Total–$241. The above pro forma increase/(decrease) is using an adjusted 2004 expense which is calculated by adding pro forma share-based expense to reported selling, general and administrative expenses.

Selling, general & administrative expenses as a percent of revenues were 10.8% in 2006 compared with 10.9% in 2005 and 10.4% in 2004, and selling, general & administrative expenses as a percent of Systemwide sales were 4.1% in 2006 compared with 4.0% in 2005 and 3.8% in 2004. On a pro forma basis, share-based compensation expense would increase these ratios 1.3 and 0.5 percentage points, respectively, for 2004. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

Impairment and other charges (credits), net

On a pretax basis, the Company recorded impairment and other charges (credits), net of $134 million in 2006, ($28) million in 2005 and $281 million in 2004 associated with impairment, as well as certain strategic actions in 2006 and a lease accounting correction in 2004. McDonald’s management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net IN MILLIONS, EXCEPT PER SHARE DATA
	2006	2005	2004
U.S.			$80
Europe	$62	$4	26
APMEA	48	(9)	139
Latin America	31	3	2
Canada			4
Corporate & Other	(7)	(26)	30
Total	$134	$(28)	$281
After tax(1)	$98	$(12)	$215
Income from continuing operations per common share-diluted	$.07	$(.01)	$.17

(1)	Certain items were not tax affected.

In 2006, the Company recorded $134 million of pretax impairment charges primarily related to the following items: losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees ($36 million); the closing of certain restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($35 million); costs to buy out certain litigating franchisees in Brazil ($29 million); asset write-offs and other charges in APMEA ($18 million); and a loss related to the decision to dispose of supply chain operations in Russia ($13 million).

In 2005, the Company recorded $23 million of pretax impairment charges primarily in South Korea. In addition, the Company recorded $51 million of pretax income, primarily due to the transfer of the Company’s ownership interest in Turkey to a developmental licensee and a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs.

In 2004, the Company recorded $130 million of pretax impairment charges primarily in South Korea. In addition, like other companies in the restaurant and retail industries, the Company reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, the Company corrected an error in the amount of $151 million pretax in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction primarily accelerated the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction related solely to accounting treatment, it did not affect McDonald’s historical or future cash flows or the timing of payments under the related leases. Its effect on the Company’s net income per share, cash provided by operations and shareholders’ equity was immaterial. These adjustments primarily impacted the U.S., China and Boston Market. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations.

Other operating expense, net

Other operating (income) expense, net IN MILLIONS
	2006	2005	2004
Gains on sales of restaurant businesses	$(38)	$(45)	$(45)
Equity in earnings of unconsolidated affiliates	(77)	(53)	(60)
Asset dispositions and other expense	182	203	250
Total	$67	$105	$145

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business.

•	Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates–businesses in which the Company actively participates but does not control–represents McDonald’s share of each affiliate’s results. These results are reported after interest expense and income taxes, except for partnerships in certain markets such as the U.S., which are reported before income taxes. Results in 2006 increased partly due to improved results from our Japanese affiliate. Results in 2005 decreased primarily due to results from our Japanese affiliate, which included a one-time adjustment for restaurant employees’ back pay.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for contingencies and uncollectible receivables, and other miscellaneous expenses. These amounts can vary significantly by year. In 2006, results included a gain of $26 million related to the sale of an office building in Russia and results for 2005 reflected a $24 million charge related to a supply chain arrangement in Europe.

Operating income

Consolidated operating income in 2006 and 2005 included higher combined operating margin dollars, partly offset by higher selling, general & administrative expenses compared with the prior year.

Operating income DOLLARS IN MILLIONS
	Amount			Increase/ (decrease)		Increase/ (decrease) excluding currency translation		Pro forma increase/ (decrease) excluding currency translation
	2006	2005	2004	2006	2005	2006	2005	2005 (1)
U.S.	$2,657	$2,422	$2,182	10%	11%	10%	11%	15%
Europe	1,610	1,449	1,471	11	(1)	9	(2)	2
APMEA	364	345	200	6	72	9	70	92
Latin America	55	30	(20)	84	nm	104	nm	nm
Canada	198	156	178	27	(13)	19	(19)	(15)
Corporate & Other	(439)	(410)	(473)	(7)	14	(7)	14	27
Total	$4,445	$3,992	$3,538	11%	13%	11%	13%	21%

nm Not meaningful.

(1)	For 2004, pro forma share-based expense as reported in the Company’s year-end 2004 Form 10-K was $156 million after tax, of which $7 million of expense related to RSUs was included in net income. The remaining $149 million after tax ($241 million pretax) was disclosed in a note to the consolidated financial statements, as required, for pro forma purposes. The segments reflected the following pro forma share-based expense in 2004 (in millions): U.S.–$69; Europe –$49; APMEA–$22; Latin America–$9; Canada–$8; Corporate & Other–$84; Total–$241. The above pro forma increase/(decrease) is using an adjusted 2004 expense which is calculated by subtracting pro forma share-based expense from reported operating income.

When comparing 2005 to 2004, the following discussion of operating income relates to the pro forma increase/(decrease) excluding currency translation in the table above.

In 2006 and 2005, U.S. operating income included higher combined operating margin dollars compared to 2005 and 2004, respectively. In 2004, operating income included charges related to the lease accounting correction of $70 million, impairment charges of $10 million and higher asset dispositions compared to 2005.

In Europe, results for 2006 reflected strong performance in France and a gain on the sale of an office building in Russia, partly offset by impairment and other charges. In addition, 2006 operating results in the U.K. and Germany contributed to the increase in operating income. In 2005, results reflected strong performance in France and Russia, improved performance in Germany and weak results in the U.K. In addition, results in 2005 included a supply chain charge of $24 million.

In APMEA, results for 2006 were driven by strong performance in Australia as well as improved results in China and Japan, partly offset by impairment and other charges. Results for 2005 were positively impacted by strong performance in Australia, partly offset by weak results in Japan, China and South Korea. In addition, lower impairment and other charges in 2005 compared to 2004 benefited the growth rate.

In Latin America, results for 2006 and 2005 reflected continued strong sales performance across most markets. In addition, 2006 results included $31 million of impairment and other charges, primarily due to the buy out of certain litigating franchisees in Brazil. In 2005, results reflected lower asset dispositions and other expense compared to 2004.

Results for 2006 in the Corporate & Other segment reflected higher performance-based compensation, as well as costs related to our biennial worldwide operator convention. Results for 2006 and 2005 included favorable adjustments to certain liabilities established in prior years of $7 million and $26 million, respectively. In 2005, results benefited from lower share-based compensation, certain information technology expenses that are now reflected in the U.S. segment and lower performance-based compensation compared to 2004.

Interest expense

Interest expense for 2006 increased primarily due to higher average debt levels as a result of activity related to HIA, funded by local borrowings, in late 2005 and higher average interest rates. In late fourth quarter 2005, the Company repatriated approximately $3 billion of certain foreign historical earnings under HIA, which had a minimal impact on the average debt levels for 2005. Interest expense for 2005 reflected higher average interest rates and lower average debt levels compared with 2004.

Nonoperating (income) expense, net

Nonoperating (income) expense, net IN MILLIONS
	2006	2005	2004
Interest income	$(152)	$(73)	$(28)
Translation loss	—	7	28
Gain on sale of U.S. real estate partnership			(49)
Other expense	29	28	28
Total	$(123)	$(38)	$(21)

Interest income consists primarily of interest earned on short-term cash investments. Translation losses primarily relate to the net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign cash flow streams. Other expense primarily consists of gains or losses on early extinguishment of debt, amortization of deferred debt issuance costs and minority interest.

Interest income increases for 2006 and 2005 were primarily due to higher cash levels.

Provision for income taxes

In 2006, 2005 and 2004, the reported effective income tax rates were 31.0%, 29.6%, and 28.8%, respectively. The 2006 effective tax rate was negatively impacted by a tax law change in Canada. In 2005, the effective tax rate included a benefit of $179 million due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns, partly offset by approximately $106 million of expense related to the Company’s decision to take advantage of the onetime opportunity provided under HIA. The effective income tax rate for 2004 benefited from an international transaction and the utilization of certain previously unrealized capital loss carryforwards.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.1 billion in both 2006 and 2005. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

Discontinued operations

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in net proceeds of $121 million to Chipotle and a tax-free gain to McDonald’s of $32 million reflecting an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61 million and an additional gain of $13 million after tax.

In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $268 million and a gain of $128 million after tax, while still retaining majority ownership. In October 2006, the Company completely separated from Chipotle through a tax-free exchange of its remaining Chipotle shares for McDonald’s common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $480 million in the fourth quarter. As a result of the complete disposition of Chipotle, the Company has reflected Chipotle’s results of operations through the date of the exchange and transaction gains as discontinued operations for all periods presented.

Accounting changes

•	SFAS Statement No. 123(R)

Effective January 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Refer to the Summary of significant accounting policies note to the consolidated financial statements for further discussion of this item.

•	SFAS Statement No. 158

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The Company adopted the applicable provisions of SFAS No. 158 effective December 31, 2006, as required. This resulted in a net adjustment to other comprehensive income of $89 million, for a limited number of applicable international markets.

•	EITF Issue 06-2

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we expect to record a cumulative adjustment to beginning retained earnings of approximately $35 million in the first quarter of 2007. We expect the annual impact to earnings to be insignificant.

•	FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements; however, we do not expect the impact to be significant.

•	SFAS Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. We cannot reasonably estimate the impact of adoption at this time.

CASH FLOWS

The Company generates significant cash provided by operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, dividends, share repurchases and debt repayments.

Cash provided by operations totaled $4.3 billion and exceeded capital expenditures by $2.6 billion in 2006, while cash provided by operations totaled $4.3 billion and exceeded capital expenditures by $2.7 billion in 2005. In 2006, cash provided by operations was flat compared to 2005 due to increased operating results, offset by changes in working capital primarily due to higher 2006 income tax payments. In 2005, cash provided by operations increased $433 million compared to 2004 due to strong operating results, primarily in the U.S., and changes in working capital. The changes in working capital in 2005 benefited from lower income tax payments compared with the prior year.

Cash used for investing activities totaled $1.3 billion in 2006, a decrease of $544 million compared to 2005. The increase in capital expenditures was more than offset by the proceeds from the disposition of Chipotle as well as the sales of short-term investments. Cash used for investing activities totaled $1.8 billion in 2005, an increase of $435 million compared with 2004 primarily due to higher capital expenditures and increased purchases of restaurant businesses.

Cash used for financing activities totaled $5.2 billion in 2006 compared to cash provided by financing activities of $362 million in 2005. The 2006 activity was due to higher shares repurchased, higher net debt repayments and an increase in the common stock dividend. In 2005, cash provided by financing activities increased $2.0 billion primarily due to $2.9 billion of local borrowings related to HIA and higher proceeds from employee stock option exercises. The increase was partly offset by higher shares repurchased, higher debt repayments and an increase in the common stock dividend compared to 2004.

As a result of the above activity, the Company’s cash and equivalents balance decreased $2.1 billion in 2006 to $2.1 billion, compared to an increase of $2.9 billion in 2005.

In addition to cash and equivalents and cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements.

Restaurant development and capital expenditures

In 2006, the Company opened 643 traditional McDonald’s restaurants and 101 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 284 traditional restaurants and 180 satellite restaurants. In 2005, the Company opened 558 traditional McDonald’s restaurants and 120 satellite restaurants, and closed 145 traditional restaurants and 263 satellite restaurants. About 65% and 70% of McDonald’s restaurant openings occurred in the major markets in 2006 and 2005, respectively.

Systemwide restaurants at year end (1)
	2006	2005	2004
U.S.	13,774	13,727	13,673
Europe	6,403	6,352	6,287
APMEA	7,822	7,692	7,567
Latin America	1,656	1,617	1,607
Canada	1,391	1,378	1,362
Corporate & Other(2)	621	631	656
Total	31,667	31,397	31,152

(1)	Includes satellite units at December 31, 2006, 2005 and 2004 as follows: U.S.–1,254, 1,268, 1,341; Europe–201, 190, 181; APMEA (primarily Japan)–1,640, 1,730, 1,819; Latin America–6, 8, 13; and Canada–411, 395, 378.

(2)	Represents Boston Market restaurants.

In 2007, the Company expects to open about 700 traditional McDonald’s restaurants and 100 satellite restaurants and close about 250 traditional restaurants and 150 satellite restaurants.

Approximately 60% of Company-operated restaurants and about 85% of franchised and affiliated restaurants were located in the major markets at the end of 2006. Franchisees and affiliates operated about 75% of McDonald’s restaurants at year-end 2006. Boston Market restaurants are Company-operated.

Capital expenditures increased $135 million or 8% in 2006 and $188 million or 13% in 2005. The increase in capital expenditures in both years was primarily due to increased investment in existing restaurants, primarily in the U.S. Capital expenditures in both years reflects the Company’s focus on growing sales at existing restaurants, including reinvestment initiatives such as reimaging in several markets around the world. Capital expenditures related to discontinued operations were $63 million, $84 million and $98 million in 2006, 2005, and 2004, respectively, and primarily related to new Chipotle restaurants.

Capital expenditures invested in major markets, excluding Japan, represented about 70% of the total in 2006, 2005 and 2004. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures IN MILLIONS
	2006	2005	2004
New restaurants	$530	$511	$500
Existing restaurants	1,075	950	774
Other properties(1)	137	146	145
Total capital expenditures	$1,742	$1,607	$1,419
Total assets	$29,024	$29,989	$27,838

(1)	Primarily corporate-related equipment and furnishings for office buildings.

New restaurant investments in both 2006 and 2005 were concentrated in markets with acceptable returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies and leveraging best practices. In addition, foreign currency fluctuations affect average development costs. Although the Company is not responsible for all costs on every restaurant opened, in 2006, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants averaged approximately $2.2 million in the U.S. and approximately

$1.9 million in the nine markets where development was concentrated outside the U.S. For 2007, the U.S., China and eight other consolidated markets are expected to open more than 500 restaurants.

The Company owned approximately 45% of the land and nearly 70% of the buildings for its restaurants at year-end 2006 and 2005.

Share repurchases and dividends

In 2006, the Company returned nearly $5 billion to shareholders through a combination of shares acquired and dividends paid. In 2007 and 2008 combined, the Company expects to return at least an additional $5 billion to shareholders through a combination of additional share repurchases and dividends.

Shares acquired and dividends IN MILLIONS, EXCEPT PER SHARE DATA
	2006	2005	2004
Number of shares acquired(1)	98.4	39.5	22.2
Dividends declared per share	$1.00	$.67	$.55

Dollar amount of shares acquired(1)	$3,719	$1,228	$605
Dividends	1,217	842	695
Total returned to shareholders	$4,936	$2,070	$1,300

(1)	Includes 18.6 million shares or $743.6 million acquired through the October 2006 Chipotle exchange.

During 2006, the Company completed a $5.0 billion share repurchase program initially authorized by the Board of Directors in 2001. In March 2006, a new $5.0 billion program was authorized. Through 2006, approximately 36 million shares have been repurchased for $1.5 billion under this new program. The Company reduced its shares outstanding at year end by approximately 5% compared with 2005.

The Company has paid dividends on its common stock for 31 consecutive years and has increased the dividend amount every year. The Company has more than quadrupled the dividend from $0.235 per share in 2002 to $1.00 per share in 2006, totaling about $1.2 billion. This reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividends will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Board of Directors.

FINANCIAL POSITION AND CAPITAL RESOURCES

Total assets and returns

Total assets decreased by $1.0 billion or 3% in 2006. Changes in foreign currency exchange rates increased total assets by approximately $1.3 billion in 2006, which was more than offset by a decrease in cash and the disposition of Chipotle. More than 65% of total assets were located in the consolidated major markets at year-end 2006. Net property and equipment increased $1.3 billion in 2006 and represented about 70% of total assets at year end. Total assets at December 31, 2005 included $2.9 billion of cash borrowed under HIA due to the repatriation of certain foreign earnings.

Operating income, which excludes interest income, is used to compute return on average assets, while income from continuing operations is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity. Assets of discontinued operations are excluded from the average assets since operating income excludes results from discontinued operations.

Returns on assets and equity
	2006	2005	2004
Return on average assets(1)	14.9%	14.5%	13.5%
Return on average common equity	18.5	17.7	17.8

(1)	Return on average assets has been negatively impacted by significantly higher cash and equivalents balances due in part to the Company’s repatriation of certain earnings related to HIA in 2005. Cash and equivalents reduced return on average assets by 2.2 percentage points, 1.2 percentage points and 0.6 percentage points in 2006, 2005 and 2004, respectively.

Impairment and other charges (credits), net reduced/(increased) return on average assets by 0.4 percentage points, (0.2) percentage points and 0.9 percentage points in 2006, 2005 and 2004, respectively. In addition, these items along with the 2005 net tax benefit due to a favorable audit settlement and incremental tax expense in connection with HIA and the 2004 nonoperating gain on the sale of a U.S. real estate partnership, reduced/(increased) return on average common equity by 0.6 percentage points, (0.6) percentage points and 1.3 percentage points in 2006, 2005 and 2004, respectively.

In 2006 and 2005, return on average assets and return on average common equity both benefited from strong operating results in the U.S. In addition, returns in 2006 benefited from improved results in Europe. During 2007, the Company will continue to concentrate McDonald’s restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth.

Financing and market risk

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2006 totaled $8.4 billion, compared with $10.1 billion at December 31, 2005. The net decrease in 2006 was primarily due to net repayments ($2.3 billion) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) noncash fair value adjustments ($82 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($605 million).

Debt highlights(1)
	2006	2005	2004
Fixed-rate debt as a percent of total debt(2,3,4)	49%	46%	59%
Weighted-average annual interest rate of total debt	4.1	4.1	3.9
Foreign currency-denominated debt as a percent of total debt(2,3,5)	80	80	72
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	35	40	39
Cash provided by operations as a percent of total debt(2)	52	44	44

(1)	All percentages are as of December 31st, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of SFAS No. 133 fair value adjustments. This effect is excluded, as these adjustments ultimately have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate and foreign currency exchange agreements.

(4)	HIA-related borrowings caused an 18 percentage point decrease in fixed-rate debt in 2005. There was a slight increase in fixed-rate debt in 2006 as the Company began to repay a portion of the HIA-related borrowings.

(5)	HIA-related borrowings caused an 8 percentage point increase in foreign currency-denominated debt in 2005.

Moody’s, Standard & Poor’s and Fitch currently rate the Company’s commercial paper P-1, A-1 and F1, respectively; and its long-term debt A2, A and A, respectively. Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also looks at similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt. Total adjusted debt is a term that is commonly used by the rating agencies referred to above, which includes debt outstanding on the Company’s balance sheet plus an adjustment to capitalize operating leases. Based on their most recent calculations, these agencies add between $7 billion and $11 billion of debt for lease capitalization purposes. The Company believes the rating agency methodology for capitalizing leases requires certain adjustments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 25% of Company-operated restaurant minimum rents outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by a percentage of the annual minimum rent payments due to the Company from franchisees operating on leased sites. Based on this calculation, for credit analysis purposes, approximately $4 billion to $5 billion of future operating lease payments would be capitalized.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. The Company has $1.3 billion available under a committed line of credit agreement (see Debt financing note to the consolidated financial statements) as well as a U.S. shelf registration of debt securities and a Euro Medium-Term Notes program that each have approximately $2.9 billion of Company authority remaining for future debt issuances.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. All derivatives were recorded at fair value in the Company’s Consolidated balance sheet at December 31, 2006 and 2005 primarily in miscellaneous other assets ($41 million and $83 million, respectively) and other long-term liabilities ($166 million and $103 million, respectively). See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No. 133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. In 2006 and 2005, the Company used foreign currency debt to hedge the foreign currency risk associated with foreign currency denominated cash and equivalents related to HIA. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt, including the effects of foreign currency exchange agreements, was $6.8 billion and $8.1 billion for the years ended 2006 and 2005, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2006 and 2005, the Company was required to post collateral of $49 million and $24 million, respectively.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures
IN MILLIONS OF U.S. DOLLARS	2006	2005
Euro	$2,758	$2,073
Canadian Dollars	1,099	1,070
Australian Dollars	837	682
British Pounds Sterling	770	822
Brazilian Reais	431	395

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2006 levels nor a 10% adverse change in foreign currency rates from 2006 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Contractual obligations and commitments

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2006. (See discussions of Cash flows and Financial position and capital resources as well as the Notes to the consolidated financial statements for further details.)

	Contractual cash outflows			Contractual cash inflows
IN MILLIONS	Operating leases	Debt obligations	(1)	Minimum rent under franchise arrangements
2007	$ 1,102	$ 18		$ 1,932
2008	1,030	3,240		1,883
2009	953	406		1,824
2010	874	1,708		1,749
2011	798	544		1,665
Thereafter	6,363	2,409		12,386
Total	$ 11,120	$ 8,325		$ 21,439

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.2 billion, as they are supported by a long-term line of credit agreement expiring in 2010. Debt obligations do not include $109 million of SFAS No. 133 noncash fair value adjustments. This effect is excluded because these adjustments ultimately have no impact on the obligation at maturity.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Company’s qualified Profit Sharing and Savings Plan. Total liabilities for the supplemental plans were $379 million at December 31, 2006 and $366 million at December 31, 2005 and were included in other long-term liabilities in the Consolidated balance sheet.

In addition to long-term obligations, the Company had guaranteed certain affiliate and other loans totaling $12 million at December 31, 2006.

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

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

•	Property and equipment

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment, or if technological changes occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense or write-offs in future periods.

•	Share-based compensation

The Company has share-based compensation plans which authorize the granting of various equity-based incentives including stock options and RSUs to employees and non employee directors. The expense for these equity-based incentives is based on their fair value at date of grant and amortized over their vesting period.

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

Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. The biggest assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges.

•	Litigation accruals

From time to time, the Company is subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. During 2005, the Company recorded a $179 million benefit due to favorable audit settlement of the Company’s 2000–2002 U.S. tax returns. The Company’s 2003-2004 U.S. tax returns are under audit and are expected to be settled in 2007.

Deferred U.S. income taxes have not been recorded for basis differences totaling $5 billion related to investments in certain foreign subsidiaries and corporate joint ventures. The basis differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

Effects of changing prices - inflation

The Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

Reconciliation of returns on incremental invested capital

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization, from the base period. The denominator is the weighted-average adjusted cash used for investing activities during the applicable one- or three-year period.

Adjusted cash used for investing activities is defined as cash used for investing activities adjusted for cash generated from (used for) investing activities related to Chipotle. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2006 cash used for investing activities is weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2006 cash used for investing activities is included in the one-year and three-year calculations). In contrast, fourth quarter 2005 cash used for investing activities is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2006 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2005 cash used for investing activities is included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation

Years ended December 31,	2006	2005	Incremental change
NUMERATOR:
Operating income	$4,445.1	$3,992.5	$ 452.6
Depreciation and amortization(1)	1,224.9	1,220.3	4.6
Currency translation(2)			(41.2)
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$ 416.0
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(3)			$1,661.4
Currency translation(2)			12.6
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$1,674.0
One-year ROIIC(4)			24.9%

(1)	Represents depreciation and amortization from continuing operations.

(2)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(3)	Determined by weighting the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2006 by applying the weightings below.

	Years ended December 31,
	2005	2006
Cash used for investing activities	$1,817.8	$1,273.4
Adjusted for cash generated from (used for) investing activities related to Chipotle	(83.9)	219.2
Adjusted cash used for investing activities	$1,733.9	$1,492.6
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(4)	The increase in Impairment and other charges (credits), net between 2006 and 2005 negatively impacted the one-year ROIIC by 9.5 percentage points.

Three-year ROIIC calculation

	Years ended December 31,
	2006	2003	Incremental change
NUMERATOR:
Pro forma operating income(5)	$4,445.1	$2,482.6	$1,962.5
Depreciation and amortization(6)	1,224.9	1,133.9	91.0
Currency translation(7)			(272.0)
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$1,781.5
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(8)			$4,328.9
Currency translation(7)			(13.1)
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$4,315.8
Three-year ROIIC(9)			41.3%

(5)	Share-based expense as reported in the Company’s year-end 2003 Form 10-K was $224.1 million after tax ($354.4 million pretax). For comparability purposes to 2006 results subsequent to adopting SFAS No. 123(R), the 2003 reported operating income of $2,837.0 million was adjusted for this pro forma expense.

(6)	Represents depreciation and amortization from continuing operations.

(7)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(8)	Represents three-year weighted–average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2006.

	Years ended December 31,
	2003	2004	2005	2006
Cash used for investing activities	$1,369.6	$1,383.1	$1,817.8	$1,273.4
Adjusted for cash generated from (used for) investing activities related to Chipotle	(77.7)	(97.8)	(83.9)	219.2
Adjusted cash used for investing activities	$1,291.9	$1,285.3	$1,733.9	$1,492.6
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(9)	The decrease in Impairment and other charges (credits), net between 2006 and 2003 benefited the three-year ROIIC by 6.7 percentage points.

Risk factors and cautionary statement about forward-looking information

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2007. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations about the future and speak only as of the date of this report. We do not undertake to update or revise them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not place undue reliance on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 24 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2006	2005	2004
REVENUES
Sales by Company-operated restaurants	$16,082.7	$14,726.6	$13,755.2
Revenues from franchised and affiliated restaurants	5,503.7	5,105.9	4,838.8
Total revenues	21,586.4	19,832.5	18,594.0
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,349.7	5,004.9	4,698.2
Payroll & employee benefits	4,185.4	3,860.4	3,586.5
Occupancy & other operating expenses	4,006.6	3,709.2	3,403.2
Franchised restaurants–occupancy expenses	1,060.4	1,021.5	1,002.7
Selling, general & administrative expenses	2,337.9	2,167.1	1,939.1
Impairment and other charges (credits), net	134.2	(28.4)	281.4
Other operating expense, net	67.1	105.3	145.0
Total operating costs and expenses	17,141.3	15,840.0	15,056.1
Operating income	4,445.1	3,992.5	3,537.9
Interest expense-net of capitalized interest of $5.4, $4.9 and $4.1	402.0	356.1	358.4
Nonoperating income, net	(123.3)	(38.0)	(21.2)
Income from continuing operations before provision for income taxes	4,166.4	3,674.4	3,200.7
Provision for income taxes	1,293.4	1,088.0	923.2
Income from continuing operations	2,873.0	2,586.4	2,277.5
Income from discontinued operations (net of taxes of $96.8, $11.4 and $0.7)	671.2	15.8	1.0
Net income	$3,544.2	$2,602.2	$2,278.5
Per common share-basic:
Continuing operations	$2.33	$2.05	$1.81
Discontinued operations	0.54	0.01	—
Net income	$2.87	$2.06	$1.81
Per common share-diluted:
Continuing operations	$2.30	$2.03	$1.79
Discontinued operations	0.53	0.01	—
Net income	$2.83	$2.04	$1.79
Dividends per common share	$1.00	$0.67	$0.55
Weighted-average shares outstanding-basic	1,234.0	1,260.4	1,259.7
Weighted-average shares outstanding-diluted	1,251.7	1,274.2	1,273.7

See Notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2006	2005
ASSETS
Current assets
Cash and equivalents	$2,136.4	$4,260.6
Accounts and notes receivable	904.2	793.9
Inventories, at cost, not in excess of market	149.0	144.3
Prepaid expenses and other current assets	435.7	640.2
Discontinued operations		380.0
Total current assets	3,625.3	6,219.0
Other assets
Investment in and advances to affiliates	1,036.2	1,035.4
Goodwill, net	2,209.2	1,924.4
Miscellaneous	1,307.4	1,236.7
Total other assets	4,552.8	4,196.5
Property and equipment
Property and equipment, at cost	31,810.2	29,482.5
Accumulated depreciation and amortization	(10,964.5)	(9,909.2)
Net property and equipment	20,845.7	19,573.3
Total assets	$29,023.8	$29,988.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$—	$544.0
Accounts payable	834.1	678.0
Income taxes	250.9	569.6
Other taxes	251.4	233.1
Accrued interest	135.1	158.5
Accrued payroll and other liabilities	1,518.9	1,158.1
Current maturities of long-term debt	17.7	658.5
Discontinued operations		107.9
Total current liabilities	3,008.1	4,107.7
Long-term debt	8,416.5	8,934.3
Other long-term liabilities	1,074.9	851.5
Deferred income taxes	1,066.0	949.2
Shareholders’ equity
Preferred stock, no par value; authorized - 165.0 million shares; issued - none
Common stock, $.01 par value; authorized - 3.5 billion shares; issued - 1,660.6 million shares	16.6	16.6
Additional paid-in capital	3,445.0	2,720.2
Retained earnings	25,845.6	23,516.0
Accumulated other comprehensive income (loss)	(296.7)	(733.1)
Common stock in treasury, at cost; 456.9 and 397.4 million shares	(13,552.2)	(10,373.6)
Total shareholders’ equity	15,458.3	15,146.1
Total liabilities and shareholders’ equity	$29,023.8	$29,988.8

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
IN MILLIONS	2006	2005	2004
Operating activities
Net income	$3,544.2	$2,602.2	$2,278.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,249.9	1,249.5	1,201.0
Deferred income taxes	28.7	(34.6)	(177.0)
Income taxes audit benefit		(178.8)
Impairment and other charges (credits), net	134.2	(28.4)	281.4
Gains on Chipotle disposition, net of tax	(653.0)
Share-based compensation	122.5	152.0	11.0
Other	78.2	162.8	118.4
Changes in working capital items:
Accounts receivable	(90.8)	(56.5)	(35.9)
Inventories, prepaid expenses and other current assets	(1.6)	(29.4)	(14.9)
Accounts payable	82.8	35.8	86.7
Income taxes	(350.3)	442.9	84.2
Other accrued liabilities	196.7	19.5	70.2
Cash provided by operations	4,341.5	4,337.0	3,903.6
Investing activities
Property and equipment expenditures	(1,741.9)	(1,606.8)	(1,419.3)
Purchases of restaurant businesses	(238.6)	(343.5)	(149.7)
Sales of restaurant businesses and property	315.7	259.1	306.3
Chipotle disposition	281.7
Other	109.7	(126.6)	(120.4)
Cash used for investing activities	(1,273.4)	(1,817.8)	(1,383.1)
Financing activities
Net short-term borrowings (repayments)	34.5	22.7	35.9
Long-term financing issuances	1.9	3,107.9	225.6
Long-term financing repayments	(2,301.1)	(1,518.3)	(1,077.0)
Treasury stock purchases	(2,959.4)	(1,202.0)	(621.0)
Common stock dividends	(1,216.5)	(842.0)	(695.0)
Proceeds from stock option exercises	975.7	768.1	580.5
Excess tax benefit on share-based compensation	87.1	70.1
Other	185.5	(44.9)	(82.5)
Cash provided by (used for) financing activities	(5,192.3)	361.6	(1,633.5)
Cash and equivalents increase/(decrease)	(2,124.2)	2,880.8	887.0
Cash and equivalents at beginning of year	4,260.6	1,379.8	492.8
Cash and equivalents at end of year	$2,136.4	$4,260.6	$1,379.8
Supplemental cash flow disclosures
Interest paid	$430.3	$390.3	$370.2
Income taxes paid	1,528.5	795.1	1,017.6

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

IN MILLIONS, EXCEPT PER SHARE DATA			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
	Common stock issued				Pensions	Deferred hedging adjustment	Foreign currency translation	Common stock in treasury		Total shareholders’ equity
	Shares	Amount						Shares	Amount
Balance at December 31, 2003	1,660.6	$16.6	$1,747.0	$20,172.3	$—	$ (0.5)	$ (635.0)	(398.7)	$(9,318.5)	$ 11,981.9
Net income				2,278.5						2,278.5
Translation adjustments (including tax benefits of $106.3)							554.7			554.7
Fair value adjustments– cash flow hedges (including tax benefits of $3.3)						(15.2)				(15.2)
Comprehensive income										2,818.0
Common stock cash dividends ($.55 per share)				(695.0)						(695.0)
ESOP loan payment			7.9							7.9
Treasury stock purchases								(22.2)	(605.3)	(605.3)
Stock option exercises and other (including tax benefits of $87.3)			348.3					30.2	345.7	694.0
Balance at December 31, 2004	1,660.6	16.6	2,103.2	21,755.8	—	(15.7)	(80.3)	(390.7)	(9,578.1)	14,201.5
Net income				2,602.2						2,602.2
Translation adjustments (including taxes of $189.6)							(634.3)			(634.3)
Fair value adjustments– cash flow hedges (including taxes of $5.6)						(2.8)				(2.8)
Comprehensive income										1,965.1
Common stock cash dividends ($.67 per share)				(842.0)						(842.0)
ESOP loan payment			7.0							7.0
Treasury stock purchases								(39.5)	(1,228.1)	(1,228.1)
Share-based compensation			152.0							152.0
Stock option exercises and other (including tax benefits of $86.9)			458.0					32.8	432.6	890.6
Balance at December 31, 2005	1,660.6	16.6	2,720.2	23,516.0	—	(18.5)	(714.6)	(397.4)	(10,373.6)	15,146.1
Net income				3,544.2						3,544.2
Translation adjustments (including taxes of $95.6)							514.7			514.7
Fair value adjustments– cash flow hedges (including tax benefits of $0.6)						10.7				10.7
Comprehensive income										4,069.6
Adjustment to initially apply SFAS No.158 (including tax benefits of $39.2)					(89.0)					(89.0)
Common stock cash dividends ($1.00 per share)				(1,216.5)						(1,216.5)
ESOP loan payment			7.3							7.3
Treasury stock purchases								(98.4)	(3,718.9)	(3,718.9)
Share-based compensation			122.5							122.5
Stock option exercises and other (including tax benefits of $125.4)			595.0	1.9				38.9	540.3	1,137.2
Balance at December 31, 2006	1,660.6	$16.6	$3,445.0	$25,845.6	$(89.0)	$ (7.8)	$ (199.9)	(456.9)	$(13,552.2)	$ 15,458.3

See Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. The Company also operates Boston Market in the U.S. and has a minority ownership in U.K.-based Pret A Manger. Prior to October 2006, the Company had an ownership interest in Chipotle Mexican Grill (Chipotle). During 2006, the Company disposed of its investment in Chipotle through sales of shares and ultimately a tax-free exchange of all remaining shares held.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying results and amounts from Chipotle to discontinued operations.

Revenue recognition

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees/ licensees and affiliates. Sales by Company-operated restaurants are recognized on a cash basis. The Company presents sales net of sales tax and other sales-related taxes. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees, and royalties received from foreign affiliates and developmental licensees. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

Foreign currency translation

The functional currency of substantially all operations outside the U.S. is the respective local currency, except for a small number of countries with hyperinflationary economies, where the functional currency is the U.S. Dollar.

Advertising costs

Advertising costs included in expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2006–$689.8; 2005–$644.0; 2004–$610.2. Production costs for radio and television advertising, primarily in the U.S., are expensed when the commercials are initially aired. These production costs as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2006–$97.4; 2005–$116.7; 2004–$103.7. In addition, significant advertising costs are incurred by franchisees through separate advertising cooperatives in individual markets.

Share-based compensation

Prior to January 1, 2005, the Company accounted for share-based compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, share-based compensation was included as a pro forma disclosure in the Notes to the consolidated financial statements.

Effective January 1, 2005, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2005 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In 2005, in connection with the adoption of SFAS No. 123(R), the Company adjusted the mix of employee long-term incentive compensation by reducing stock options awarded and increasing certain cash-based compensation (primarily annual incentive-based compensation) and other equity-based awards. In 2006, results included share-based compensation expense of $122.5 million ($82.6 million after tax or $0.07 per share). In 2005, results included share-based compensation expense of $152.0 million ($102.3 million after tax or $0.08 per share). Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2006, there was $150.1 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.

The following table illustrates the effect on net income and net income per share for 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans:

Pro forma disclosures
IN MILLIONS, EXCEPT PER SHARE DATA	2004
As reported–net income	$2,278.5
Add: Total share-based employee compensation included in reported net income, net of related tax effects	6.8
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(156.3)
Pro forma–net income	$2,129.0
Net income per share:
As reported–basic	$1.81
Pro forma–basic	$1.69
As reported–diluted	$1.79
Pro forma–diluted	$1.68

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2006, 2005 and 2004 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions
	2006	2005	2004
Expected dividend yield	1.99%	1.72%	1.51%
Expected stock price volatility	26.4%	27.8%	28.6%
Risk-free interest rate	4.55%	3.97%	3.93%
Expected life of options IN YEARS	6.22	7.00	7.00
Fair value per option granted	$9.72	$10.06	$8.44

Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Results included $87.1 million and $70.1 million of excess tax benefits as a financing cash inflow in 2006 and 2005, respectively.

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms which generally include option periods; and equipment–three to 12 years.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates, and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the portion of the reporting unit (defined as each individual country).

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, the annual goodwill impairment test, conducted in the fourth quarter, compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of goodwill.

The following table presents the 2006 activity in goodwill by segment:

IN MILLIONS	U.S.	Europe	APMEA(1)	Latin America	Canada	Consolidated
Balance at December 31, 2005	$ 897.8	$557.6	$212.1	$126.5	$130.4	$1,924.4
Net restaurant purchases	115.0	26.1	8.1	4.3	0.4	153.9
Ownership increases in subsidiaries/affiliates			43.2			43.2
Currency translation		68.7	14.5	4.8	(0.3)	87.7
Balance at December 31, 2006	$1,012.8	$652.4	$277.9	$135.6	$130.5	$2,209.2

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, each restaurant’s cash flows are not largely independent of the cash flows of others in a market. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.

Losses on assets held for disposal are recognized when management has approved (and Board of Directors have approved, as required) and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value. Generally, such losses relate to restaurants that have closed and ceased operations as well as businesses or restaurants that meet the criteria to be considered “available for sale” in accordance with SFAS No. 144.

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

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2006 and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2006 and 2005, the Company was required to post collateral of $49.3 million and $24.2 million, respectively.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. SFAS No. 133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

All derivatives, primarily interest rate exchange agreements and foreign currency exchange agreements, were classified in the Consolidated balance sheet at December 31, 2006 and 2005, respectively, as follows: miscellaneous other assets–$40.6 and $83.3 million; other long-term liabilities (excluding accrued interest)–$165.8 and $102.7 million; and accrued payroll and other liabilities–$6.7 and $1.3 million. In addition, for the year ended December 31, 2005, the Company recorded prepaid expenses and other current assets of $6.5 million. All derivative purchases and settlements were classified in Other financing activities in the Consolidated statement of cash flows.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2006.

•	Fair value hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. The types of fair value hedges the Company enters into include (1) interest rate exchange agreements to convert a portion of its fixed-rate debt to floating-rate debt and (2) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in floating-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items resulting from changes in fair value are recognized in nonoperating (income)/expense, net.

•	Cash flow hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (1) interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense, (2) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows (such as royalties and other payments denominated in foreign currencies due to changes in foreign currency exchange rates), and (3) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

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

The Company recorded after-tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity, primarily related to foreign currency exchange agreements that hedge long-term intercompany loans. The Company recorded a net increase of $10.7 million for the year ended December 31, 2006, and net decreases of $2.8 million and $15.2 million for the years ended December 31, 2005 and 2004, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2006, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2006, will be recognized in earnings in 2007 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2006 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2013.

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

During the year ended December 31, 2006, the Company recorded a decrease in translation adjustments in accumulated other comprehensive income of $23.2 million after tax (included in the net increase of $514.7 million of translation adjustments in the Consolidated statement of shareholders’ equity), related primarily to foreign currency denominated debt designated as hedges of net investments. During the year ended December 31, 2005, the Company recorded an increase in translation adjustments in accumulated other comprehensive income of $356.8 million after tax related to hedges of net investments. During the year ended December 31, 2004, the Company recorded a decrease in translation adjustments of $190.7 million after tax related to hedges of net investments.

Sales of stock by subsidiaries and affiliates

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission, when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss. In 2006, the Company’s gain of $32.0 million due to the Chipotle IPO, in accordance with this policy, is reported in discontinued operations.

Income tax contingencies

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when in management’s judgment it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements; however, we do not expect the impact to be significant.

The Company records interest on income tax contingencies in the provision for income taxes.

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2006-17.7; 2005-13.8; 2004-14.0. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2006-16.4; 2005-44.4; 2004-85.5.

The Company has elected to not include the pro forma deferred tax asset associated with share-based compensation in net income per share.

Statement of cash flows

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The positive impact of fluctuating foreign currencies on cash and equivalents, included in other financing activities in the Consolidated statement of cash flows, was approximately $200 million in 2006.

Employers’ accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The Company adopted the applicable provisions of SFAS No. 158 effective December 31, 2006, as required. This resulted in a net adjustment to other comprehensive income of $89.0 million for a limited number of applicable international markets.

Sabbatical leave

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we expect to record a cumulative adjustment to beginning retained earnings of approximately $35 million in the first quarter of 2007. We expect the annual impact to earnings to be insignificant.

DISCONTINUED OPERATIONS

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in net proceeds of $120.9 million to Chipotle and a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax.

In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.7 million and a gain of $127.8 million after tax, while still retaining majority ownership. In October 2006, the Company completely separated from Chipotle through a noncash, tax-free exchange of its remaining Chipotle shares for its common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $479.6 million in the fourth quarter. As a result of the complete disposition of Chipotle, the Company has reflected Chipotle’s results of operations through the date of the exchange and transaction gains ($653.0 million net of tax, $0.53 per share–basic and $0.52 per share–diluted) as discontinued operations for all periods presented.

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

On a pretax basis, the Company recorded impairment and other charges (credits), net of $134.2 million in 2006, ($28.4) million in 2005 and $281.4 million in 2004 associated with impairment, as well as certain strategic actions in 2006 and a lease accounting correction in 2004.

In 2006, the charges primarily related to the following items: losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees ($35.8 million); the closing of certain restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($35.3 million); costs to buy out certain litigating franchisees in Brazil ($29.3 million); asset write-offs and other charges in APMEA ($17.5 million); and a loss related to the decision to dispose of supply chain operations in Russia ($13.1 million).

In 2005, the Company recorded $22.8 million of pretax impairment charges primarily in South Korea. In addition, the Company recorded $51.2 million of pretax income, primarily due to the transfer of the Company’s ownership interest in Turkey to a developmental licensee and a favorable adjustment to certain liabilities established in prior years due to lower than originally anticipated employee-related and lease termination costs.

In 2004, the Company recorded $130.5 million of pretax impairment charges primarily in South Korea. In addition, like other companies in the restaurant and retail industries, the Company reviewed its accounting practices and policies with respect to leasing transactions. Following this review and in consultation with its external auditors, the Company corrected an error in the amount of $150.9 million pretax in its prior practices to conform the lease term used in calculating straight-line rent expense with the term used to amortize improvements on leased property. The result of the correction primarily accelerated the recognition of rent expense under certain leases that include fixed-rent escalations by revising the computation of straight-line rent expense to include these escalations for certain option periods. As the correction related solely to accounting treatment, it did not affect McDonald’s historical or future cash flows or the timing of payments under the related leases. Its effect on the Company’s net income per share, cash from operations and shareholders’ equity was immaterial. These adjustments primarily impacted the U.S., China and Boston Market. Other markets were less significantly impacted, as many of the leases outside of the U.S. do not contain fixed-rent escalations.

OTHER OPERATING EXPENSE, NET

OTHER OPERATING (INCOME) EXPENSE, NET IN MILLIONS
	2006	2005	2004
Gains on sales of restaurant businesses	$(38.3)	$(44.7)	$(45.0)
Equity in earnings of unconsolidated affiliates	(76.8)	(52.8)	(60.0)
Asset dispositions and other expense	182.2	202.8	250.0
Total	$67.1	$105.3	$145.0

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business.

•	Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates-businesses in which the Company actively participates but does not control-represents McDonald’s share of each affiliate’s results. These results are reported after interest expense and income taxes, except for partnerships in certain markets such as the U.S., which are reported before income taxes.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for contingencies and uncollectible receivables, and other miscellaneous expenses.

FRANCHISE ARRANGEMENTS

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and service fees to the Company based upon a percent of sales with minimum rent payments that parallel the Company’s underlying leases and escalations (on properties that are leased). McDonald’s franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, in certain markets outside the U.S., franchisees pay a refundable, noninterest-bearing security deposit. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2006	2005	2004
Rents and service fees	$5,452.2	$5,067.9	$4,802.7
Initial fees	51.5	38.0	36.1
Revenues from franchised and affiliated restaurants	$5,503.7	$5,105.9	$4,838.8

Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned Sites	Leased Sites	Total
2007	$ 1,076.8	$ 855.7	$1,932.5
2008	1,046.8	836.3	1,883.1
2009	1,009.4	814.1	1,823.5
2010	967.3	782.1	1,749.4
2011	917.9	746.9	1,664.8
Thereafter	6,991.6	5,394.6	12,386.2
Total minimum payments	$ 12,009.8	$ 9,429.7	$21,439.5

At December 31, 2006, net property and equipment under franchise arrangements totaled $11.0 billion (including land of $3.2 billion) after deducting accumulated depreciation and amortization of $5.4 billion.

LEASING ARRANGEMENTS

At December 31, 2006, the Company was the lessee at 14,659 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance. However, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2007	$ 1,041.7	$60.1	$1,101.8
2008	980.4	49.9	1,030.3
2009	908.8	43.8	952.6
2010	838.2	36.3	874.5
2011	767.9	29.8	797.7
Thereafter	6,215.5	147.4	6,362.9
Total minimum payments	$ 10,752.5	$367.3	$11,119.8

The following table provides detail of rent expense:

IN MILLIONS	2006	2005	2004
Company-operated restaurants:
U.S.(1)	$130.3	$124.4	$107.7
Outside the U.S.	515.1	483.9	446.0
Total	645.4	608.3	553.7
Franchised restaurants:
U.S.	341.1	320.1	295.5
Outside the U.S.	312.5	287.9	280.2
Total	653.6	608.0	575.7
Other	106.9	98.9	91.4
Total rent expense	$1,405.9	$1,315.2	$1,220.8

(1)	Includes rent expense of Boston Market of (in millions): 2006–$48.7; 2005–$45.6; 2004–$41.1.

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2006–$107.4; 2005–$96.2; 2004–$84.4. Franchised restaurants: 2006–$124.3; 2005–$112.5; 2004–$97.3.

The 2004 rent expense above excludes a correction of $150.9 million ($17.7 million for 2004 and $133.2 million for prior years) in the Company’s lease accounting practices made in 2004. See Impairment and other charges (credits), net note for further discussion.

INCOME TAXES

Income from continuing operations before provision for income taxes, classified by source of income, was as follows:

IN MILLIONS	2006	2005	2004
U.S.	$2,138.2	$2,024.1	$1,573.5
Outside the U.S.	2,028.2	1,650.3	1,627.2
Income from continuing operations before provision for income taxes	$4,166.4	$3,674.4	$3,200.7

The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2006	2005	2004
U.S. federal(1)	$633.2	$598.4	$561.8
U.S. state(1)	108.8	100.4	56.9
Outside the U.S.	522.7	423.8	481.5
Current tax provision	1,264.7	1,122.6	1,100.2
U.S. federal	51.5	(11.8)	(182.8)
U.S. state	10.3	(1.7)	10.0
Outside the U.S.	(33.1)	(21.1)	(4.2)
Deferred tax provision (benefit)	28.7	(34.6)	(177.0)
Provision for income taxes	$1,293.4	$1,088.0	$923.2

(1)	In late 2005, the Company repatriated approximately $3 billion of the earnings of foreign subsidiaries in accordance with the Homeland Investment Act (HIA) and recorded federal tax expense of $104.1 million and state tax expense of $2.2 million.

Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS	2006	2005
Property and equipment	$1,399.0	$1,385.2
Other	250.3	143.4
Total deferred tax liabilities	1,649.3	1,528.6
Intangible assets	(315.0)	(286.5)
Operating loss carryforwards	(359.0)	(318.4)
Employee benefit plans	(249.2)	(217.8)
Property and equipment	(237.8)	(214.7)
Capital loss carryforwards	(58.4)	(91.0)
Unrealized foreign exchange losses	(67.4)	(88.4)
Other	(297.3)	(361.5)
Total deferred tax assets before valuation allowance	(1,584.1)	(1,578.3)
Valuation allowance	437.8	467.1
Net deferred tax liabilities	$503.0	$417.4
Balance sheet presentation:
Deferred income taxes	$1,066.0	$949.2
Other assets-miscellaneous	(490.5)	(404.8)
Current assets-prepaid expenses and other current assets	(72.5)	(127.0)
Net deferred tax liabilities	$503.0	$417.4

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.9	1.8	1.4
Benefits and taxes related to foreign operations	(5.3)	(4.7)	(6.5)
Settlement of federal tax audit		(4.8)
Repatriation of foreign earnings under HIA		2.9
Other, net	(0.6)	(0.6)	(1.1)
Effective income tax rates	31.0%	29.6%	28.8%

Deferred U.S. income taxes have not been recorded for basis differences related to investments in certain foreign subsidiaries and corporate joint ventures. These basis differences were approximately $5.0 billion at December 31, 2006 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry. Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. Fees from franchised and affiliated restaurants include continuing rent and service fees, initial fees, and royalties received from foreign affiliates and developmental licensees. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for affiliates in certain markets such as the U.S., which are reported before income taxes. Royalties and other payments from subsidiaries outside the U.S. were (in millions): 2006–$945.4; 2005–$840.6; 2004–$781.1.

Corporate general & administrative expenses are included in the Corporate & Other segment and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financing instruments and home office facilities.

IN MILLIONS	2006		2005		2004
U.S.	$7,464.1		$6,955.1		$6,525.6
Europe	7,637.7		7,071.8		6,736.3
APMEA	3,053.5		2,815.8		2,721.3
Latin America	1,659.2		1,326.8		1,007.9
Canada	1,080.7		947.8		898.1
Corporate & Other	691.2		715.2		704.8
Total revenues	$21,586.4		$19,832.5		$18,594.0

U.S.	$2,657.0		$2,421.6		$2,181.4
Europe	1,610.2		1,449.3		1,471.1
APMEA	364.4		345.1		200.4
Latin America	54.6		29.6		(19.6)
Canada	197.6		155.5		178.0
Corporate & Other	(438.7)		(408.6)		(473.4)
Total operating income	$4,445.1	(1)	$3,992.5	(2)	$3,537.9 (3)

U.S.	$9,477.4		$8,968.3		$8,551.5
Europe	10,413.9		9,424.6		10,389.5
APMEA	3,727.6		3,596.5		3,853.0
Latin America	1,778.1		1,652.8		1,496.6
Canada	1,268.2		1,237.7		1,162.4
Corporate & Other	2,358.6		4,728.9		2,025.8
Discontinued operations			380.0		358.7
Total assets	$29,023.8		$29,988.8		$27,837.5

U.S.	$774.3		$642.4		$486.7
Europe	504.9		449.5		445.0
APMEA	208.1		197.1		157.8
Latin America	87.1		84.9		62.6
Canada	68.4		64.5		87.5
Corporate & Other	36.6		84.5		81.9
Discontinued operations	62.5		83.9		97.8
Total capital expenditures	$1,741.9		$1,606.8		$1,419.3

U.S.	$390.5		$385.8		$394.6
Europe	436.4		427.5		422.6
APMEA	171.8		168.3		165.6
Latin America	82.6		77.5		66.3
Canada	66.5		62.2		51.9
Corporate & Other	77.1		99.0		79.1
Discontinued operations	25.0		29.2		20.9
Total depreciation and amortization	$1,249.9		$1,249.5		$1,201.0

See Impairment and other charges (credits), net note for further discussion of the following items:

(1)	Includes $134.2 million of charges (Europe–$61.9; APMEA–$48.2; Latin America–$30.6 and Corporate & Other–($6.5)) primarily related to losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees and certain other strategic actions.

(2)	Includes ($28.4) million of credits (Europe–$4.1; APMEA–($9.1); Latin America–$2.4; and Corporate & Other–($25.8)) primarily related to a gain due to the transfer of the Company’s ownership interest in a market to a developmental licensee and reversal of certain restructuring liabilities, partly offset by impairment charges.

(3)	Includes $281.4 million of charges (U.S.–$79.8; Europe–$27.0; APMEA–$138.7; Latin America–$2.1; Canada–$3.8 and Corporate & Other–$30.0) primarily related to a correction in the Company’s lease accounting practices and policies and impairment.

        Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2006–$24,789.3; 2005–$23,192.6; 2004–$24,057.6. U.S. based: 2006–$9,590.4; 2005–$9,187.0; 2004–$8,886.1.

DEBT FINANCING

Line of credit agreements

At December 31, 2006, the Company had a $1.3 billion line of credit agreement expiring in 2010 with fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $951.7 million at December 31, 2006; these uncommitted lines of credit were principally short-term and denominated in various currencies at local market rates of interest.

As a result of the Company’s decision to repatriate certain foreign earnings under HIA, certain wholly-owned subsidiaries outside the U.S. entered into a multi-currency term loan facility totaling $2.9 billion in 2005. The loan has a three-year term with the ability to prepay without penalty. The loan agreement stipulates future repayments of borrowings reduce the amount available under the facility. At December 31, 2006, the outstanding borrowings under the HIA multi-currency term loan facility totaled $2.4 billion with a weighted-average interest rate of 4.7%.

The weighted-average interest rate of short-term borrowings, excluding HIA-related borrowings, was 5.0% at December 31, 2006 (based on $497.3 million of foreign currency bank line borrowings) and 4.7% at December 31, 2005 (based on $423.4 million of foreign currency bank line borrowings).

Fair values

At December 31, 2006, the fair value of the Company’s debt obligations was estimated at $8.6 billion, compared to a carrying amount of $8.4 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

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

		Interest rates (1) December 31		Amounts outstanding December 31
IN MILLIONS OF U.S. DOLLARS	Maturity dates	2006	2005	2006	2005
Fixed-original issue(2)		4.9%	4.8%	$2,375.9	$2,914.6
Fixed-converted via exchange agreements(3)		4.5	4.3	(808.1)	(1,122.5)
Floating		5.0	4.2	158.7	196.9
Total U.S. Dollars	2007-2028			1,726.5	1,989.0
Fixed		3.2	3.4	448.4	618.8
Floating		3.6	2.6	2,342.0	3,019.4
Total Euro	2007-2013			2,790.4	3,638.2
Fixed		6.0	6.0	1,067.4	960.0
Floating		5.5	4.8	785.6	947.4
Total British Pounds Sterling	2008-2032			1,853.0	1,907.4
Total Japanese Yen-fixed	2010-2030	2.2	2.0	549.3	808.6
Fixed		4.0	3.7	356.8	347.0
Floating		5.1	4.8	1,049.5	1,255.6
Total other currencies(4)	2007-2016			1,406.3	1,602.6
Debt obligations before fair value adjustments(5)				8,325.5	9,945.8
Fair value adjustments(6)				108.7	191.0
Total debt obligations(7)				$8,434.2	$10,136.8

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Includes $150 million of debentures that mature in 2027, which are subordinated to senior debt and provide for the ability to defer interest payments up to five years under certain conditions.

(3)	A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.

(4)	Primarily consists of Chinese Renminbi, Hong Kong Dollars, Australian Dollars, Swiss Francs, Korean Won and Singapore Dollars.

(5)	Aggregate maturities for 2006 debt balances, before fair value adjustments, were as follows (in millions): 2007–$17.7; 2008–$3,240.1; 2009–$406.3; 2010–$1,708.1; 2011–$544.4; Thereafter–$2,408.9. These amounts include a reclassification of short-term obligations totaling $1.2 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2010.

(6)	SFAS No. 133 requires that the underlying items in fair value hedges, in this case debt obligations, be recorded at fair value. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($54.8 million) of the adjustments at December 31, 2006 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(7)	Includes notes payable, current maturities of long-term debt and long-term debt included in the Consolidated balance sheet. The decrease in debt obligations from December 31, 2005 to December 31, 2006 was due to net repayments ($2,264.7 million) and SFAS No. 133 non-cash fair value adjustments ($82.3 million), partly offset by the impact of changes in exchange rates on foreign currency denominated debt ($605.5 million) and other changes related primarily to the consolidation of Malaysia ($38.9 million).

ESOP loans and other guarantees

Borrowings related to the ESOP at December 31, 2006, which include $79.1 million of loans from the Company to the ESOP, are reflected as long-term debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $71.1 million and $77.4 million at December 31, 2006 and 2005 respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are being reduced.

The Company also has guaranteed certain affiliate and other loans totaling $11.8 million at December 31, 2006. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of certain U.S. partnerships and franchisees, and certain affiliates outside the U.S. The terms of the guarantees vary and are equal to the remaining term of the related debt. At December 31, 2006, there was no carrying value for obligations under these guarantees in the Consolidated balance sheet.

EMPLOYEE BENEFIT PLANS

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a leveraged employee stock ownership (ESOP) feature, and a discretionary employer profit sharing match. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer profit sharing match at the end of the year for eligible participants who have contributed to the 401(k) feature.

All contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Effective January 1, 2007, participants’ future contributions to the 401(k) feature and the discretionary employer match are limited to 20% investment in McDonald’s Common stock.

Employees of Boston Market participate in a separate retirement plan known as the McDonald’s Ventures 401(k) Plan. The Ventures Plan includes 401(k) and matching features. The investment alternatives for the Ventures Plan are identical to the McDonald’s Profit Sharing and Savings Plan.

The Company also maintains certain supplemental benefit plans. At the end of 2004, the Company froze the nonqualified, unfunded Supplemental Plan that it previously maintained due to changes under Section 409A of the Internal Revenue Code, so that no new contributions or changes will be made to the Supplemental Plan. Effective January 1, 2005, the Company adopted a new nonqualified, unfunded Excess Benefit and Deferred Bonus Plan that allows participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan and Ventures 401(k) Plan because of Internal Revenue Service limitations. The investment alternatives and returns in the Excess Benefit and Deferred Bonus Plan, and also the frozen Supplemental Plan, are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total combined liabilities under the frozen Supplemental Plan and the Excess Benefit and Deferred Bonus Plan were $378.6 million at December 31, 2006 and $366.5 million at December 31, 2005 and were included in other long-term liabilities in the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the Supplemental Plan and Excess Benefit and Deferred Bonus Plan liabilities. At December 31, 2006, derivatives with a fair value of $91.5 million indexed to the Company’s stock as well as an investment totaling $78.2 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan and Ventures 401(k) Plan, including nonqualified benefits and related hedging activities, were (in millions): 2006–$61.9; 2005–$59.9; 2004–$58.5. Certain subsidiaries outside the U.S. also offer profit sharing, pension, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2006–$69.8; 2005–$54.1; 2004–$47.8. The total combined liabilities for the international pension plans of $127.9 million, which were in a limited number of markets, were primarily included in other long-term liabilities in the Consolidated balance sheet.

Other postretirement benefits and postemployment benefits were immaterial.

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

	December 31,
IN MILLIONS	2006	2005
Land	$4,722.7	$4,480.6
Buildings and improvements on owned land	10,852.5	10,104.5
Buildings and improvements on leased land	10,829.4	9,922.9
Equipment, signs and seating	4,839.9	4,398.1
Other	565.7	576.4
	31,810.2	29,482.5
Accumulated depreciation and amortization	(10,964.5)	(9,909.2)
Net property and equipment	$20,845.7	$19,573.3

Depreciation and amortization expense related to continuing operations was (in millions): 2006–$1,180.2; 2005–$1,157.5; 2004–$1,117.4.

CONTINGENCIES

From time to time, the Company is subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

SHARE-BASED COMPENSATION

At December 31, 2006, the Company had a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 155.3 million at December 31, 2006, including 50.8 million available for future grants.

Stock options

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 26 million options currently outstanding) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2006 and 2005, the total intrinsic value of stock options exercised was $412.6 million and $290.9 million, respectively. Cash received from stock options exercised during 2006 was $975.7 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $111.9 million. The Company uses treasury shares purchased under the Company’s historical share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented in the following table:

	2006				2005		2004
Options	Shares IN MILLIONS	Weighted- average exercise price	Weighted- average remaining contractual life IN YEARS	Aggregate intrinsic value	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	136.3	$ 28.90			166.9	$ 27.80	194.2	$ 26.90
Granted	7.0	36.36			7.1	32.59	20.1	26.10
Exercised	(37.7)	26.86			(32.7)	23.87	(30.0)	20.16
Forfeited/expired	(3.7)	32.51			(5.0)	30.44	(17.4)	28.99
Outstanding at end of year	101.9	$ 30.03	5.58	$ 1,457.8	136.3	$ 28.90	166.9	$ 27.80
Exercisable at end of year	78.7	$ 30.50	4.93	$ 1,089.3	103.3		114.7

RSUs

RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. Certain executives have been awarded RSUs that are performance-based vesting. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period.

A summary of the Company’s RSU activity during the years ended December 31, 2006 and 2005 is presented in the following table:

	2006		2005
RSUs	Shares IN MILLIONS	Weighted- average grant date fair value	Shares IN MILLIONS	Weighted- average grant date fair value
Nonvested at beginning of year	2.6	$ 23.60	1.7	$ 16.01
Granted	1.4	34.12	1.2	32.58
Vested	(1.3)	15.24	(0.1)	14.70
Forfeited	(0.1)	31.78	(0.2)	19.65
Nonvested at end of year	2.6	$ 33.00	2.6	$ 23.60

The Company granted 0.2 million RSUs in 2004, a majority of which have performance conditions. The Company realized tax deductions of $13.5 million from RSUs vested during 2006. The total fair value of RSUs vested during 2006 and 2005 was $43.8 million and $6.0 million, respectively.

QUARTERLY RESULTS (UNAUDITED)(1)
IN MILLIONS, EXCEPT PER SHARE DATA	Quarters ended December 31			Quarters ended September 30		Quarters ended June 30				Quarters ended March 31
	2006		2005	2006	2005	2006		2005		2006		2005
Revenues
Sales by Company-operated restaurants	$4,194.3		$3,767.7	$4,223.3	$3,836.9	$3,995.6		$3,655.4		$3,669.5		$3,466.6
Revenues from franchised and affiliated restaurants	1,439.6		1,293.5	1,447.9	1,325.6	1,371.8		1,283.9		1,244.4		1,202.9
Total revenues	5,633.9		5,061.2	5,671.2	5,162.5	5,367.4		4,939.3		4,913.9		4,669.5
Company-operated margin	681.7		564.3	707.0	588.5	627.2		523.9		525.1		475.4
Franchised margin	1,164.2		1,039.0	1,175.2	1,069.2	1,111.5		1,030.3		992.4		945.9
Operating income	1,124.6		927.6	1,285.5	1,151.8	1,123.6		1,006.7		911.4	(5)	906.4
Income from continuing operations	761.2		604.8	840.1	731.0	698.3		524.9	(4)	573.4	(5)	725.7	(7)
Net income	$1,241.5	(2)	$608.5	$843.3	$735.4	$834.1	(3)	$530.4	(4)	$625.3	(5,6)	$727.9	(7)
Per common share–basic:
Income from continuing operations	$0.63		$0.48	$0.68	$0.58	$0.57		$0.42	(4)	$0.46	(5)	$0.57	(7)
Net income	$1.02	(2)	$0.48	$0.69	$0.59	$0.68	(3)	$0.42	(4)	$0.50	(5,6)	$0.57	(7)
Per common share–diluted:
Income from continuing operations	$0.61		$0.47	$0.67	$0.57	$0.56		$0.41	(4)	$0.45	(5)	$0.56	(7)
Net income	$1.00	(2)	$0.48	$0.68	$0.58	$0.67	(3)	$0.42	(4)	$0.49	(5,6)	$0.56	(7)
Dividends declared per common share	$—		$—	$1.00	$0.67	$—		$—		$—		$—
Weighted-average common shares–basic	1,216.8		1,259.8	1,230.4	1,253.9	1,235.1		1,259.5		1,254.1		1,268.5
Weighted-average common shares–diluted	1,238.3		1,275.7	1,245.7	1,271.6	1,248.0		1,269.7		1,271.2		1,289.0
Market price per common share:
High	$44.68		$35.69	$40.06	$35.03	$35.99		$31.91		$36.75		$34.56
Low	38.95		31.48	32.75	27.36	31.73		27.74		33.20		30.81
Close	44.33		33.72	39.12	33.49	33.60		27.75		34.36		31.14

(1)	For all periods of 2005 and the first three quarters of 2006, amounts previously reported in the Company’s filings included Chipotle activity. As a result of the Company’s disposition of its entire investment in Chipotle in October 2006, the above amounts have been adjusted by the following Chipotle activity:

	Quarter ended December 31	Quarters ended September 30		Quarters ended June 30		Quarters ended March 31
IN MILLIONS	2005	2006	2005	2006	2005	2006	2005
Revenues
Sales by Company-operated restaurants	$ 172.6	$ 210.3	$ 163.8	$ 204.3	$ 155.8	$ 186.4	$ 132.9
Revenues from franchised and affiliated restaurants	0.8	1.0	0.8	0.6	0.6	0.6	0.4
Total revenues	173.4	211.3	164.6	204.9	156.4	187.0	133.3
Company-operated margin	23.5	33.9	22.3	36.0	24.7	28.0	15.0
Franchised margin	0.8	0.7	0.6	0.6	0.4	0.5	0.4
Operating income	$ 7.9	$ 18.0	$ 8.0	$ 15.8	$ 10.0	$ 12.4	$ 3.2

(2)	Includes a tax-free gain of $479.6 million or $0.39 per share resulting from the Company’s complete disposition of Chipotle.

(3)	Includes a gain of $127.8 million after tax ($0.11 per share-basic, $0.10 per share-diluted) due to the secondary sale of Chipotle shares.

(4)	Includes $112.0 million or $0.09 per share of incremental tax expense for the second quarter of 2005 resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act.

(5)	Includes net pretax charges of $86.1 million ($59.1 million after tax or $0.045 per share) primarily related to a limited number of restaurant closings in the U.K. in conjunction with an overall restaurant portfolio review and costs to buy out certain litigating franchisees in Brazil.

(6)	Includes a gain of $45.6 million after tax or $0.035 per share due to the IPO of Chipotle and the concurrent sale of Chipotle shares.

(7)	Includes a tax benefit of $178.8 million ($0.14 per share income from continuing operations as well as net income-basic, $0.13 per share net income-diluted) primarily due to a favorable audit settlement of the Company’s 2000-2002 U.S. tax returns.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

McDonald’s Corporation

We have audited the accompanying Consolidated balance sheets of McDonald’s Corporation as of December 31, 2006 and 2005, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, on December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and changed its method of recognizing the funded status of its defined benefit postretirement plans. Also, effective January 1, 2005, the Company changed its method for accounting for share-based compensation to conform with SFAS No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of McDonald’s Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report, that McDonald’s Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the Consolidated balance sheets of McDonald’s Corporation as of December 31, 2006 and 2005, and the related Consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 19, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 19, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on our website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. (1)	All Financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 30 through 44 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (ITEM 15)

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of November 9, 2006, incorporated herein by reference from Form 8-K, dated November 8, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

		(i)	6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed January 13, 1998.

		(ii)	Medium-Term Notes, Series F, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), filed July 15, 1998.

		(iii)	Medium-Term Notes, Series G, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), filed May 3, 2001.

		(iv)	Medium-Term Notes, Series H, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), filed July 10, 2002.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

		(i)	7.31% Subordinated Deferrable Interest Debentures due 2027. Supplemental Indenture No. 3, dated September 24, 1997, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed September 30, 1997.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

		(i)	8 7/8% Debentures due 2011. Supplemental Indenture No. 17, dated April 1, 1991, incorporated herein by reference from Exhibit (4) of Form 8-K, filed April 23, 1991.

		(ii)	Medium-Term Notes, Series D, Due from 9 months (U.S. Issue)/184 Days (Euro Issue) to 60 Years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), filed September 9, 1991.

		(iii)	Medium-Term Notes, Series E, Due from 9 Months (U.S. Issue)/184 Days (Euro Issue) to 60 Years from Date of Issue. Supplemental Indenture No. 22, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-60939), filed July 13, 1995.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920), filed March 14, 2002.

		(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3) filed March 4, 2003 and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3) filed September 26, 2003).

(10)	Material Contracts

	(a)	Directors’ Stock Plan, as amended and restated March 24, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2005.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

		(i)	First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, as Amended and Restated June 2, 2005, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.*

		(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.*

		(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December, 31, 2004.*

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.*

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.*

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.*

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 4, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

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

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K, dated May 24, 2006.*

	(l)	Arrangement between M. Lawrence Light and the Company, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.*

	(m)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(n)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.*

	(o)	McDonald’s Corporation Severance Plan, effective April 1, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

	(p)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007 filed herewith.*

	(q)	Assignment Agreement between Timothy Fenton and the Company, dated January 2006 filed herewith.*

	(r)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006 filed herewith.*

(12)	Computation of ratio of earnings to fixed charges.

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation
(Registrant)

	/s/	Matthew H. Paull
By		Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

February 26, 2007
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 26th day of February, 2007:

Signature, Title

	/s/	Hall Adams, Jr.
By		Hall Adams, Jr.
Director

	/s/	Edward A. Brennan
By		Edward A. Brennan
Director

	/s/	Robert A. Eckert
By		Robert A. Eckert
Director

	/s/	Enrique Hernandez, Jr.
By		Enrique Hernandez, Jr.
Director

	/s/	Jeanne P. Jackson
By		Jeanne P. Jackson
Director

	/s/	Richard H. Lenny
By		Richard H. Lenny
Director

	/s/	Walter E. Massey
By		Walter E. Massey
Director

	/s/	Andrew J. McKenna
By		Andrew J. McKenna
Chairman of the Board and Director

	/s/	Cary D. McMillan
By		Cary D. McMillan
Director

	/s/	Matthew H. Paull
By		Matthew H. Paull
Corporate Senior Executive Vice President and Chief Financial Officer

	/s/	Sheila A. Penrose
By		Sheila A. Penrose
Director

	/s/	David M. Pojman
By		David M. Pojman
Corporate Senior Vice President – Controller

	/s/	John W. Rogers, Jr.
By		John W. Rogers, Jr.
Director

	/s/	James A. Skinner
By		James A. Skinner
Vice Chairman, Chief Executive Officer and Director

	/s/	Roger W. Stone
By		Roger W. Stone
Director