Form 10-Q
period 2007-03-31
MCDONALDS CORP
filed 2007-05-04
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-5231

McDONALD’S CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

McDonald’s Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

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

1,193,875,641

(Number of shares of common stock

outstanding as of March 31, 2007)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates: Boston Market and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$ 2,438.4	$ 2,136.4
Accounts and notes receivable	848.0	904.2
Inventories, at cost, not in excess of market	143.7	149.0
Prepaid expenses and other current assets	449.3	435.7
Total current assets	3,879.4	3,625.3
Other assets
Investments in and advances to affiliates	1,064.4	1,036.2
Goodwill, net	2,254.3	2,209.2
Miscellaneous	1,300.2	1,307.4
Total other assets	4,618.9	4,552.8
Property and equipment
Property and equipment, at cost	32,163.4	31,810.2
Accumulated depreciation and amortization	(11,188.2)	(10,964.5)
Net property and equipment	20,975.2	20,845.7
Total assets	$ 29,473.5	$ 29,023.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$669.2	$834.1
Income taxes	100.5	250.9
Other taxes	297.1	251.4
Accrued interest	140.2	135.1
Accrued payroll and other liabilities	1,244.0	1,518.9
Current maturities of long-term debt	613.5	17.7
Total current liabilities	3,064.5	3,008.1
Long-term debt	8,199.9	8,416.5
Other long-term liabilities	1,471.0	1,074.9
Deferred income taxes	971.1	1,066.0
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	3,731.3	3,445.0
Retained earnings	26,592.5	25,845.6
Accumulated other comprehensive income (loss)	(201.5)	(296.7)
Common stock in treasury, at cost; 466.7 and 456.9 million shares	(14,371.9)	(13,552.2)
Total shareholders’ equity	15,767.0	15,458.3
Total liabilities and shareholders’ equity	$ 29,473.5	$ 29,023.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2007	2006
Revenues
Sales by Company-operated restaurants	$4,082.8	$3,669.5
Revenues from franchised and affiliated restaurants	1,381.3	1,244.4
Total revenues	5,464.1	4,913.9
Operating costs and expenses
Company-operated restaurant expenses	3,456.2	3,144.4
Franchised restaurants – occupancy expenses	276.2	252.0
Selling, general & administrative expenses	558.2	535.4
Impairment and other charges, net	2.6	86.1
Other operating (income) expense, net	(3.7)	(15.4)
Total operating costs and expenses	4,289.5	4,002.5
Operating income	1,174.6	911.4
Interest expense	97.3	102.3
Nonoperating income, net	(16.6)	(35.0)
Income from continuing operations before provision for income taxes	1,093.9	844.1
Provision for income taxes	331.5	270.7
Income from continuing operations	762.4	573.4
Income from discontinued operations (net of taxes of $9.8)		51.9
Net income	$762.4	$625.3
Per common share–basic:
Continuing operations	$0.63	$0.46
Discontinued operations		0.04
Net income	$0.63	$0.50
Per common share–diluted:
Continuing operations	$0.62	$0.45
Discontinued operations		0.04
Net income	$0.62	$0.49
Weighted average shares outstanding–basic	1,201.2	1,254.1
Weighted average shares outstanding–diluted	1,222.3	1,271.2

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2007	2006
Operating activities
Net income	$762.4	$625.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	311.5	305.4
Deferred income taxes	(20.3)	(3.8)
Impairment and other charges, net	2.6	86.1
Share-based compensation	37.0	38.9
Gains on Chipotle transactions		(51.2)
Other	(78.4)	28.0
Changes in working capital items	(86.4)	(413.9)
Cash provided by operations	928.4	614.8
Investing activities
Property and equipment expenditures	(408.9)	(289.2)
Purchases and sales of restaurant businesses and property sales	1.9	(20.6)
Chipotle transactions, net		48.8
Other	3.0	57.3
Cash used for investing activities	(404.0)	(203.7)
Financing activities
Notes payable and long-term financing issuances and repayments	330.2	(323.7)
Treasury stock purchases	(968.4)	(981.4)
Proceeds from stock option exercises	370.4	249.6
Excess tax benefit on share-based compensation	47.9	31.7
Other	(17.5)	(23.1)
Cash used for financing activities	(237.4)	(1,046.9)
Effect of exchange rates on cash and cash equivalents	15.0	44.8
Cash and equivalents increase/(decrease)	302.0	(591.0)
Cash and equivalents at beginning of period	2,136.4	4,260.6
Cash and equivalents at end of period	$2,438.4	$3,669.6

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2007 and 2006:

	Quarters Ended March 31,
In millions	2007	2006
Net income	$762.4	$625.3
Other comprehensive income (loss):
Foreign currency translation adjustments	89.0	103.1
Deferred hedging adjustments	4.4	(6.9)
Pension liability adjustment	1.8	—
Total other comprehensive income (loss)	95.2	96.2
Total comprehensive income	$857.6	$721.5

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 21.1 million shares and 17.1 million shares for the first quarter 2007 and 2006, respectively. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 6.0 million shares and 37.6 million shares for the first quarter 2007 and 2006, respectively.

Sabbatical Leave

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36.1 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. We expect the annual impact to earnings to be insignificant.

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. Upon adoption of FIN 48, $338.7 million of tax liabilities, net of deposits, were reclassified from current to long-term and are now included in other long-term liabilities.

As of the date of adoption and after recognizing the impact of FIN 48, the Company’s gross unrecognized tax benefits totaled $664.3 million. Of this total, approximately $600 million, after considering the federal impact on state issues, would favorably affect the effective tax rate if resolved in the Company’s favor.

During the three months ended March 31, 2007, the Company reduced the unrecognized tax benefit related to prior years’ tax positions by $51 million. The reduction was due to new tax developments during the quarter, primarily related to international operations, which impacted our evaluation of uncertain tax positions claimed on prior years’ returns.

The Internal Revenue Service (IRS) is examining the Company’s U.S. federal income tax returns for 2003 and 2004. In connection with this examination, the IRS has proposed certain significant adjustments to the Company’s filing positions. These adjustments primarily relate to the valuations of the Company’s investments in certain foreign subsidiaries. It is not known how these adjustments will be settled. The Company expects to finalize this examination in 2007. As a result, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $380 million by the end of 2007. An estimate of the impact on the effective tax rate for this decrease cannot be made at this time; however, the Company does not expect to make a significant cash payment as a result of settling the examination.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $46.4 million accrued for interest and no accrual for penalties at January 1, 2007.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not decided whether to elect this standard at this time.

Discontinued operations

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for growth remain significant. Accordingly, during 2006, the Company disposed of its investment in Chipotle Mexican Grill (Chipotle) via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposal, Chipotle’s results of operations and transaction gains are reflected as discontinued operations.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In addition, McDonald’s share of Chipotle’s results of operations for the first quarter 2006 was $6.3 million after tax.

Results related to Chipotle, which previously were included in the Company’s Other segment, consisted of revenues and pretax profits for the first quarter 2006 of $187.0 million and $61.7 million, respectively.

Segment Information

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. In addition, the Company operates and has investments in certain non-McDonald’s brands that are not material to the Company’s overall results.

The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents McDonald’s restaurant operations in Asia/Pacific, Middle East and Africa. The Corporate & Other segment represents Corporate activities and non-McDonald’s brands.

	Quarters Ended March 31,
In millions	2007	2006
Revenues
U.S.	$1,841.4	$1,737.9
Europe	1,926.5	1,655.4
APMEA	830.3	727.4
Latin America	456.9	380.2
Canada	237.6	241.4
Corporate & Other	171.4	171.6
Total revenues	$5,464.1	$4,913.9
Operating income (loss)
U.S.	$649.6	$628.9
Europe	393.1	261.1
APMEA	148.7	95.7
Latin America	39.7	(8.5)
Canada	44.5	38.7
Corporate & Other	(101.0)	(104.5)
Total operating income	$1,174.6	$911.4

Subsequent Event

On April 17, 2007, the Board of Directors approved an agreement for the Company to sell its existing businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets, which comprise nearly 1,600 restaurants, as “Latam”. The sale of Latam is subject to satisfaction of customary conditions, including final documentation of the licensing arrangement and receipt of regulatory approvals.

Based on approval by the Company’s Board of Directors, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company will record an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which is noncash. The charge includes approximately $800 million for the difference between the net book value of the Latam business and the estimated $700 million in cash proceeds to be received at closing (subject to working capital adjustments), less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also includes historical foreign currency translation losses of approximately $825 million recorded in shareholders’ equity. The Company expects a minimal tax benefit from this transaction. As a result of meeting the “held for sale” criteria, the Company will cease recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims.

The buyers of Latam will enter into a 20-year master franchise agreement that will require the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to opening approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants. The Company expects to complete the sale and licensing transaction within the next few months and, upon completion, may record an adjustment to the impairment charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company primarily franchises and operates McDonald’s restaurants. In addition, the Company operates and has investments in certain non-McDonald’s brands that are not material to the Company’s overall results. Of the 31,062 McDonald’s restaurants in 118 countries at March 31, 2007, 18,766 are operated by franchisees (including 1,107 operated by developmental licensees), 4,106 are operated by affiliates and 8,190 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide ongoing capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-operated, franchised – conventional or developmental license, and joint venture) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations.

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments. Fees vary by type of site, amount of Company investment and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.

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

During 2006, the Company disposed of its entire investment in Chipotle Mexican Grill (Chipotle) via public stock offerings and a tax-free exchange for McDonald’s common stock. As a result of the complete disposition of Chipotle, the Company has reflected Chipotle’s 2006 results and transaction gains as discontinued operations.

Strategic Direction and Financial Performance

The Company remains focused on increasing McDonald’s relevance to consumers through the execution of multiple initiatives under our Plan to Win in order to be better, not just bigger. This plan is designed to deliver operational excellence and leadership marketing leveraged around five key drivers of exceptional customer experiences – people, products, place, price and promotion. Our focus and disciplined approach to executing these initiatives have increased our consumer relevance and delivered strong results in each of the last four years with revenue growth, operating income growth and returns on incremental invested capital meeting or exceeding our long-term financial targets. In the first quarter 2007, our strong results reflected higher revenues, increased customer visits and enhanced profitability as we keep our brand relevant through contemporary food and beverage offerings, modern restaurants and attractive everyday value.

In the U.S., initiatives such as reimaging restaurants, extending operating hours and providing cashless payment options helped make McDonald’s more inviting and convenient for customers. March 2007 marked 48 consecutive months of positive comparable sales. We continue to optimize our U.S. performance by focusing on strategic initiatives that build upon our fundamental strengths of unparalleled convenience, compelling value and menu choice and variety.

Results in Europe are being achieved with a focus on three core strategies—upgrading the customer experience, building brand transparency, and enhancing our local relevance. We delivered strong growth in the first quarter fueled by robust comparable sales across the segment. We are encouraged by the progress of our European business and the momentum created through focused execution of the Plan to Win.

APMEA’s focus on branded affordability and breakfast, combined with convenience extensions, such as 24 hour drive-thrus and delivery, are producing results. First quarter performance was strong, driven by positive comparable sales across the segment.

As previously announced, we identified about 2,300 restaurants to be transitioned to a developmental license. Under a developmental license, a local licensee owns the business, including controlling the real estate, and uses his/her capital and local knowledge to build the Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

Consistent with this strategy, in April 2007, the Company’s Board of Directors approved an agreement that will result in the franchising of nearly 1,600 existing restaurants in Latin America and the Caribbean to a developmental licensee organization led by Woods Staton. As part of this transaction, McDonald’s expects to receive approximately $700 million in cash proceeds from the sale of these operations, which will be coupled with a 20-year license arrangement. In line with our previous guidance, we expect to record an impairment charge of approximately $1.6 billion in the second quarter, which consists of about $800 million for the difference between the net book value of assets and the estimated cash proceeds, as well as $825 million for accumulated currency translation losses. The charge will be substantially all noncash. The sale is subject to satisfaction of customary conditions, including final documentation of the licensing arrangement and receipt of regulatory approvals, and we anticipate that it will close in the next few months.

We remain committed to returning value to shareholders through share repurchases and dividends. In the first quarter 2007, we repurchased 22.4 million shares of McDonald’s stock for $1.0 billion.

We continue to focus our management and financial resources on the McDonald’s restaurant business as the opportunities for growth remain significant. The McDonald’s System is energized by our current momentum and we remain intent on further enhancing every element of the Brand experience to capture the tremendous opportunities that lie ahead. Our results confirm that our strategy of growing by improving our existing restaurants and focusing on the Plan to Win is the right strategy for McDonald’s, our customers and our shareholders. Our long-term financial targets remain unchanged: average annual Systemwide sales and revenue growth of 3% to 5%, average annual operating income growth of 6% to 7%, and annual returns on incremental invested capital in the high teens. These targets exclude the impact of foreign currency translation.

Operating Highlights Included:

•	Revenues increased 11% (7% in constant currencies)

•	Global comparable sales increased 6.3% and were positive in all segments

•	Company-operated and franchised restaurant margins improved for the fifth consecutive quarter

•	Consolidated results reflected double-digit growth in operating income

•	The Company repurchased $1 billion or 22.4 million shares of its stock

•	Cash provided by operations totaled $928.4 million

Outlook

While the Company does not provide specific guidance on net income per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add slightly more than 1 percentage point to 2007 Systemwide sales growth (in constant currencies), most of which will be due to McDonald’s restaurants added during 2006. In 2007, the Company expects to open about 800 McDonald’s restaurants (700 traditional and 100 satellites). We expect net additions of about 400 (450 net traditional additions and 50 net satellite closings).

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

•

The primary food commodities impacting McDonald’s business are beef and chicken. In 2007, U.S. beef costs are expected to be down about 2%, while we expect U.S. chicken costs to rise 5% to 7%. In Europe, we expect our costs for beef and chicken to be relatively flat in 2007.

•	The Company expects full-year 2007 selling, general & administrative expenses to decline modestly as a percent of revenues and Systemwide sales compared with 2006.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 75% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2006, the Company’s annual net income per share would change by about 7 cents to 8 cents.

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

•	In 2007 and 2008 combined, the Company expects to return at least $5.7 billion to shareholders through a combination of share repurchases and dividends.

•

Beyond the Latam transaction, the Company will continue to pursue the sale of certain existing markets, which represent about 600 restaurants, to developmental licensees. We expect these transactions to be completed by the end of 2008.

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

•

Systemwide sales include sales at all restaurants, including those operated by the Company, franchisees and affiliates. Management believes Systemwide sales information is useful in analyzing the Company’s revenues because franchisees and affiliates pay rent and/or royalties that generally are based on a percent of sales with specified minimum rent payments.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2007
	Amount	% Increase
Revenues
Sales by Company-operated restaurants	$4,082.8	11
Revenues from franchised and affiliated restaurants	1,381.3	11
Total revenues	5,464.1	11
Operating costs and expenses
Company-operated restaurant expenses	3,456.2	10
Franchised restaurants – occupancy expenses	276.2	10
Selling, general & administrative expenses	558.2	4
Impairment and other charges, net	2.6	(97)
Other operating (income) expense, net	(3.7)	76
Total operating costs and expenses	4,289.5	7
Operating income	1,174.6	29
Interest expense	97.3	(5)
Nonoperating income, net	(16.6)	(53)
Income from continuing operations before provision for income taxes	1,093.9	30
Provision for income taxes	331.5	22
Income from continuing operations	762.4	33
Income from discontinued operations		n/m
Net income	$762.4	22
Income per common share–basic:
Continuing operations	$0.63	37
Discontinued operations		n/m
Net income	$0.63	26
Income per common share–diluted:
Continuing operations	$0.62	38
Discontinued operations		n/m
Net income	$0.62	27

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the first quarter 2007, net income was $762.4 million and diluted net income per common share was $0.62. For the first quarter 2006, net income was $625.3 million and diluted net income per common share was $0.49. The 2006 results included income from continuing operations of $573.4 million or $0.45 per share, and $51.9 million or $0.04 per share of income from discontinued operations related to Chipotle. The 2006 results also included impairment and other charges of $59.1 million after tax or $0.05 per share primarily related to strategic actions taken to enhance overall profitability and improve returns.

During the quarter, the Company repurchased 22.4 million shares of its stock for $1.0 billion.

Impact of Foreign Currency Translation on Reported Results

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS Dollars in millions, except per share data
Quarters ended March 31,	Reported Amount		Currency Translation Benefit / (Loss)
	2007	2006	2007
Revenues	$5,464.1	$4,913.9	$186.7
Combined operating margins*	1,723.7	1,505.0	52.9
Selling, general & administrative expenses	558.2	535.4	(14.2)
Operating income	1,174.6	911.4	37.2
Income from continuing operations	762.4	573.4	20.3
Net income	762.4	625.3	20.3
Income from continuing operations per common share – diluted	0.62	0.45	0.01
Net income per common share – diluted	0.62	0.49	0.01

*	Reflects both franchised and Company-operated margin dollars and excludes non-McDonald’s brands

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and diluted net income per common share for the quarter, primarily driven by the stronger Euro and British Pound.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended March 31,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,091.5	$1,025.0	6	6
Europe	1,472.9	1,285.7	15	5
APMEA*	729.3	636.9	15	11
Latin America	428.1	355.1	21	19
Canada	192.0	197.7	(3)	(1)
Corporate & Other**	169.0	169.1	—	—
Total	$4,082.8	$3,669.5	11	7
Franchised and affiliated revenues
U.S.	$749.9	$712.9	5	5
Europe	453.6	369.7	23	12
APMEA*	101.0	90.5	12	9
Latin America	28.8	25.1	15	14
Canada	45.6	43.7	4	6
Corporate & Other**	2.4	2.5	(4)	(3)
Total	$1,381.3	$1,244.4	11	8
Total revenues
U.S.	$1,841.4	$1,737.9	6	6
Europe	1,926.5	1,655.4	16	7
APMEA*	830.3	727.4	14	11
Latin America	456.9	380.2	20	19
Canada	237.6	241.4	(2)	—
Corporate & Other**	171.4	171.6	—	—
Total	$5,464.1	$4,913.9	11	7

*	APMEA represents Asia/Pacific, Middle East and Africa

**	Corporate & Other represents Corporate activities and non-McDonald’s brands

Consolidated revenues increased 11% (7% in constant currencies) for the quarter, primarily due to positive comparable sales in all segments.

In the U.S., the increase in revenues was primarily driven by our market-leading breakfast business, the ongoing appeal of new products, such as the Snack Wrap, as well as continued focus on everyday value and convenience.

In Europe, the constant currency increase in revenues was primarily due to strong comparable sales in France and Russia (which is entirely Company-operated), as well as positive comparable sales across all other markets. These increases were partly offset by a higher proportion of franchised and affiliated restaurants compared with first quarter 2006, primarily due to sales of Company-operated restaurants and Company-operated restaurant closings in the U.K. during 2006.

In APMEA, the constant currency increase in revenues was primarily driven by strong comparable sales and expansion in China, as well as positive comparable sales in substantially all other markets.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2007 and 2006:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase
	Quarters Ended March 31,
	2007	2006
U.S.	4.4	6.6
Europe	8.0	2.0
APMEA	8.5	4.1
Latin America	14.7	15.3
Canada	0.7	8.5
McDonald’s Restaurants	6.3	5.2

*	Excludes non-McDonald’s brands

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2007:

SYSTEMWIDE SALES – McDONALD’S RESTAURANTS
	Quarter Ended March 31, 2007
	% Inc	% Inc Excluding Currency Translation
U.S.	5	5
Europe	19	9
APMEA	12	11
Latin America	18	17
Canada	—	1
Total	10	7

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
Quarters ended March 31,	Percent		Amount		% Inc / (Dec)	% Inc Excluding Currency Translation
	2007	2006	2007	2006
Franchised
U.S.	81.8	81.5	$613.7	$581.0	6	6
Europe	76.0	75.6	344.6	279.5	23	13
APMEA	87.7	87.1	88.6	78.8	12	10
Latin America	73.6	70.4	21.2	17.7	20	20
Canada	77.0	76.2	35.1	33.3	5	7
Total	80.0	79.7	$1,103.2	$990.3	11	8
Company-operated
U.S.	18.0	18.3	$195.9	$187.1	5	5
Europe	15.4	13.6	226.9	174.9	30	19
APMEA	14.9	12.3	108.9	78.7	38	34
Latin America	14.4	13.2	61.9	46.8	32	30
Canada	14.0	13.7	26.9	27.2	(1)	1
Total	15.9	14.7	$620.5	$514.7	21	16

Franchised margin dollars increased $112.9 million or 11% (8% in constant currencies) for the quarter. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., the increase in the franchised margin percent was primarily driven by positive comparable sales.

•

Europe’s franchised margin percent improved due to strong comparable sales, partly offset by higher rent expense in several markets and the impact of sales of certain Company-operated restaurants to franchisees and affiliates in the U.K. throughout 2006.

Company-operated margin dollars increased $105.8 million or 21% (16% in constant currencies) for the quarter. The U.S. and Europe segments accounted for about 70% of the Company-operated margin dollars in both periods.

•

In the U.S., positive comparable sales were offset by cost pressures including higher labor costs, primarily due to a higher average hourly rate for crew, higher performance-based compensation for restaurant managers, and an increase in certain other employee-related costs.

•

Europe’s Company-operated margin percent increased primarily due to strong comparable sales. In addition, initiatives in the U.K. throughout 2006 including the closing of certain underperforming restaurants, as well as the sales of certain Company-operated restaurants to franchisees and affiliates in conjunction with our overall franchising strategy, contributed to the increase.

•	In APMEA, the Company-operated margin percent reflected strong comparable sales and continued improving results in China and many other markets.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended March 31,
	2007	2006
Food & paper	33.3	33.5
Payroll & employee benefits	26.2	26.4
Occupancy & other operating expenses	24.6	25.4
Total expenses	84.1	85.3
Company-operated margins	15.9	14.7

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 4% for the quarter (2% in constant currencies) primarily due to higher employee-related costs. Selling, general & administrative expenses as a percent of revenues decreased to 10.2% for the first quarter 2007 compared with 10.9% for 2006 and as a percent of Systemwide sales decreased to 3.9% for 2007 compared with 4.1% for 2006.

Impairment and Other Charges, Net

In first quarter 2006, the Company recorded $86.1 million of expense related to the following strategic actions taken to enhance overall profitability and improve returns: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); costs to buy out certain litigating franchisees in Brazil ($29.0 million); a loss incurred on the transfer of the Company’s ownership interest in Bulgaria to a developmental licensee ($7.8 million); and asset write-offs in APMEA ($7.5 million).

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended March 31,
	2007	2006
Gains on sales of restaurant businesses	$(7.7)	$(8.2)
Equity in earnings of unconsolidated affiliates	(24.0)	(13.4)
Asset disposition and other expense	28.0	6.2
Total	$(3.7)	$(15.4)

Equity in earnings of unconsolidated affiliates increased primarily due to improved results from our Japanese affiliate.

Asset dispositions and other expense increased primarily due to higher losses on restaurant closings and property disposals.

Operating Income

OPERATING INCOME (LOSS) Dollars in millions
Quarters Ended March 31,	2007	2006	% Inc	% Inc Excluding Currency Translation
U.S.	$649.6	$628.9	3	3
Europe	393.1	261.1	51	38
APMEA	148.7	95.7	55	51
Latin America	39.7	(8.5)	n/m	n/m
Canada	44.5	38.7	15	17
Corporate & Other	(101.0)	(104.5)	3	3
Total operating income	$1,174.6	$911.4	29	25

n/m Not meaningful

In the U.S., results increased primarily due to higher combined operating margin dollars, partly offset by lower other operating income.

In Europe, operating results for the first quarter 2007 reflected strong performance in France and Russia, as well as positive results in most other markets. Results for the first quarter 2006 included impairment and other charges totaling $49.6 million.

In APMEA, operating results for the first quarter 2007 were driven by improved results in China, Japan and most other markets. First quarter 2006 results included impairment and other charges totaling $7.5 million.

In Latin America, results increased for the quarter primarily due to continued strong sales performance in Brazil. Results for the first quarter 2006 included $29.0 million of impairment and other charges.

Interest Expense

For the first quarter 2007, interest expense decreased primarily due to lower average debt levels, partly offset by higher average interest rates and stronger foreign currencies.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended March 31,
	2007	2006
Interest income	$(24.6)	$(37.3)
Translation (gain) / loss	2.9	(5.9)
Other expense	5.1	8.2
Total	$(16.6)	$(35.0)

Interest income decreased primarily due to lower cash levels.

Income Taxes

The effective income tax rate was 30.3% for first quarter 2007 compared with 32.1% for first quarter 2006. The 2007 tax rate reflected the net benefit of certain discrete tax items, which impacted the first quarter only and primarily related to international operations.

Accounting Changes

Sabbatical Leave

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36.1 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. We expect the annual impact to earnings to be insignificant.

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required and accordingly, we recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings.

Discontinued operations

During 2006, the Company disposed of its investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposal, Chipotle’s results of operations and transaction gains are reflected as discontinued operations.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In addition, McDonald’s share of Chipotle’s results of operations for the first quarter 2006 was $6.3 million after tax.

Conversion of Certain Markets to Developmental License

As previously announced, we identified about 2,300 restaurants to be transitioned to a developmental license. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

Consistent with this strategy, the Company has agreed to sell its existing operations in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization led by Woods Staton, who has been a valued member of the McDonald’s System for more than 20 years. The Company refers to these markets, which comprise nearly 1,600 restaurants, as “Latam”. The sale of Latam is subject to satisfaction of customary conditions, including final documentation of the licensing arrangement and receipt of regulatory approvals.

Based on approval by the Company’s Board of Directors, which occurred on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company will record an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which will be noncash. The charge includes approximately $800 million for the difference between the net book value of the Latam business and the estimated $700 million in cash proceeds to be received at closing (subject to working capital adjustments), less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also includes historical foreign currency translation losses of approximately $825 million recorded in shareholders’ equity. The Company expects a minimal tax benefit from this transaction. As a result of meeting the “held for sale” criteria, the Company will cease recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims.

The buyers of Latam will enter into a 20-year master franchise agreement that will require the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants. The Company expects to complete the sale and licensing transaction within the next few months and, upon completion, may record an adjustment to the impairment charge.

Based on 2006 results for Latam, the annualized consolidated financial statement impact of this transaction is expected to consist of:

•	A decrease in consolidated revenues of approximately $1.5 billion

•	No significant impact on operating income as the franchising income, net of selling, general & administrative expenses, is expected to approximate the operating income previously earned

•	An increase in franchised and Company-operated margin percentages

•	A decrease in capital expenditure requirements

•	An increase in the consolidated return on assets by an estimated 90 basis points

The remaining 600 restaurants that we intend to convert to a developmental license structure are primarily located in APMEA and some small markets in Europe. Our annual impairment testing for these assets is based on the assumption that these markets will continue to be operated under the existing ownership structure until it becomes probable that a transaction will occur within 12 months, and we can reasonably estimate our sales proceeds. We expect these transactions to be completed by the end of 2008. These remaining restaurants have net assets with a net book value of less than $500 million, including a small historical foreign currency translation impact, which we do not expect to entirely recover in the form of sales proceeds. These restaurants had sales of about $800 million in 2006, but generated an operating loss of $40 million (including impairment charges of about $30 million). We spent about $45 million in selling, general & administrative expenses and invested about $25 million in capital expenditures in these markets in 2006.

Critical accounting policy: Conversion of existing businesses to developmental licenses

When the Company sells an existing business to a developmental licensee, the licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. The sale of the business includes primarily land, buildings and improvements, and equipment, along with the franchising and leasing rights under existing agreements. Under the related developmental licensing arrangement, the Company collects a royalty based on a percent of sales, as well as initial franchise fees, but does not have either any capital invested in the business or any commitment to invest future capital.

The Company determines when these businesses are “held for sale” in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Impairment charges on assets held for sale are recognized when management and, if required, the Company’s Board of Directors have approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than the assets’ net book value. An impairment charge is recognized for the difference between the net book value of the business (including foreign currency translation adjustments recorded in accumulated other comprehensive income in shareholders’ equity) and the estimated cash sales price, less costs of disposal.

An alternative accounting policy would be to recharacterize some or all of the loss as an intangible asset and amortize it to expense over future periods based on the term of the relevant licensing arrangement and as revenue is recognized for royalties and initial franchise fees. Such a policy would be based on a view that the consideration for sale is receivable in two forms - the cash sales price and the future royalties and initial franchise and other fees.

The Company bases its accounting policy on management’s determination that royalties payable under its developmental license arrangements are substantially consistent with market rates for similar license arrangements. The Company does not believe it would be appropriate to recognize an asset for the right to receive market-based fees in future periods. Thus, recognizing the impairment charge based on the net cash sales price reflects the substance of the sale transaction.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $928.4 million and exceeded capital expenditures by $519.5 million in the first quarter. Cash provided by operations increased $313.6 million compared to first quarter 2006 primarily due to lower income tax payments in 2007 and stronger operating results.

Cash used for investing activities totaled $404.0 million in the first quarter, an increase of $200.3 million primarily due to higher capital expenditures in 2007. Capital expenditures increased $119.7 million for the quarter consistent with the Company’s strategy to increase investment in existing restaurants, primarily in Europe and the U.S. In addition, 2006 reflected net proceeds from the Chipotle transactions.

Cash used for financing activities totaled $237.4 million in the first quarter, a decrease of $809.5 million primarily due to net debt issuances in 2007 compared with net debt repayments in 2006 and also higher proceeds from stock option exercises in 2007.

As a result of the above activity, the Company’s cash balance increased $302.0 million from December 31, 2006 to $2,438.4 million at March 31, 2007.

Debt obligations at March 31, 2007 totaled $8,813.4 million compared with $8,434.2 million at December 31, 2006. The increase in 2007 was primarily due to net issuances of $330.2 million and the impact of changes in exchange rates on foreign currency-denominated debt of $59.2 million, partly offset by SFAS No. 133 noncash fair value adjustments of $10.2 million.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not decided whether to elect this standard at this time.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2007	2006
Operated by franchisees	18,768	18,367
Operated by the Company	8,803	8,972
Operated by affiliates	4,106	4,068
Systemwide restaurants	31,677	31,407

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

Our plans call for a reduction in Company-operated restaurants by franchising them or entering into developmental license agreements, including our planned transaction in Latin America. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

•

Our ability to complete the closing for the Latin America transaction, which accounts for two-thirds of the restaurants we have been considering for conversion to a developmental license structure and is subject to final documentation of the related 20-year developmental license agreement and other closing conditions;

•

Our ability to identify other prospective franchisees and licensees with the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants and how quickly we can reach agreement with our counterparties, which we expect will vary by market and could also vary significantly from period to period;

•

Whether there are regulatory or other constraints that restrict or prevent our ability to implement our plans or increase our costs and whether planned transactions will receive needed regulatory approvals, such as those that are required under antitrust laws as part of the Latin America transaction, on terms and conditions that are acceptable to us and our counterparties;

•

The nature and amount of contingent liabilities and other exposures we may retain in connection with developmental license agreements, such as the indemnification obligations we will retain in our planned Latin America transaction;

•

The risks to our Brand if a franchisee or licensee defaults in its obligations, particularly those involving payment of royalties and required investments and restaurant openings, or projects a brand image inconsistent with our values, which are risks that will be more significant if an agreement places multiple markets or a large number of restaurants under the control of a single franchisee or licensee as will be the case in our planned Latin America transaction;

•

The risk that our contractual and other rights and remedies to protect against defaults by our counterparties will be limited by local law, costly to exercise or otherwise subject to limitations or litigation that may impair our ability to prevent or mitigate any adverse impact on our Brand or on the financial performance we expect under our franchising and development license agreements;

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

•

Whether the recent improvements in operating results in markets such as the U.K. and Japan will be sustained and whether we can develop effective initiatives in other markets that may be experiencing challenges;

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

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with consumer fraud and the loss of consumer confidence that may result from security breaches involving our point of sale and other systems; and

•

The impact of changes in accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2006 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2006 regarding these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
January 1-31, 2007	5,005,549	$43.56	5,005,549	$3,249,726,000
February 1-28, 2007	8,689,130	$45.12	8,689,130	$2,857,709,000
March 1-31, 2007	8,724,311	$44.27	8,724,311	$2,471,527,000
Total	22,418,990	$44.44	22,418,990	$2,471,527,000

*	In March 2006, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no specified completion date. The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies and also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of November 9, 2006, incorporated herein by reference from Form 8-K dated November 8, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

(i) Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

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

(i) Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920) filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3), filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3) filed September 26, 2003).

(10)	Material Contracts:

	(a)	Directors’ Deferred Compensation Plan, as amended and restated March 22, 2007, filed herewith.*

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

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

(i) First Amendment To McDonald’s Corporation 1975 Stock Ownership Option Plan As Amended And Restated, effective February 14, 2007, filed herewith.*

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.*

(i) First Amendment To McDonald’s Corporation 1992 Stock Ownership Incentive Plan As Amended And Restated, effective February 14, 2007, filed herewith.*

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

(ii) Second Amendment To McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2007, filed herewith.*

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

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.*

	(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K dated May 24, 2006.*

	(l)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

	(m)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.*

	(n)	McDonald’s Corporation Severance Plan, effective April 1, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.*

	(o)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.*

	(p)	Assignment Agreement between Timothy Fenton and the Company, dated January 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.*

	(q)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.*

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

May 4, 2007	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer