Form 10-Q
period 2007-06-30
MCDONALDS CORP
filed 2007-08-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

1,191,772,069

(Number of shares of common stock

outstanding as of June 30, 2007)

McDONALD’S CORPORATION

The following trademarks used herein are the

property of McDonald’s Corporation and its

affiliates: Boston Market and McDonald’s.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$ 2,142.1	$ 2,136.4
Accounts and notes receivable	784.6	814.6
Inventories, at cost, not in excess of market	120.2	117.2
Prepaid expenses and other current assets	379.2	373.0
Assets of businesses held for sale	935.3	1,619.3
Total current assets	4,361.4	5,060.5
Other assets
Investments in and advances to affiliates	1,060.1	1,035.4
Goodwill, net	2,198.3	2,073.6
Miscellaneous	1,268.5	1,249.0
Total other assets	4,526.9	4,358.0
Property and equipment
Property and equipment, at cost	31,023.6	30,015.9
Accumulated depreciation and amortization	(10,917.0)	(10,410.6)
Net property and equipment	20,106.6	19,605.3
Total assets	$ 28,994.9	$ 29,023.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$516.7	$739.9
Income taxes	—	246.7
Other taxes	264.0	214.3
Accrued interest	124.7	135.0
Accrued payroll and other liabilities	1,215.5	1,338.2
Current maturities of long-term debt	288.2	17.7
Liabilities of businesses held for sale	1,020.5	324.7
Total current liabilities	3,429.6	3,016.5
Long-term debt	7,885.5	8,389.9
Other long-term liabilities	1,652.5	1,064.9
Deferred income taxes	941.6	1,094.2
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	3,957.0	3,445.0
Retained earnings	25,881.2	25,845.6
Accumulated other comprehensive income (loss)	63.6	(296.7)
Common stock in treasury, at cost; 468.9 and 456.9 million shares	(14,832.7)	(13,552.2)
Total shareholders’ equity	15,085.7	15,458.3
Total liabilities and shareholders’ equity	$ 28,994.9	$ 29,023.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2007	2006	2007	2006
Revenues
Sales by Company-operated restaurants	$4,486.3	$3,995.6	$8,569.1	$7,665.1
Revenues from franchised and affiliated restaurants	1,524.2	1,371.8	2,905.5	2,616.2
Total revenues	6,010.5	5,367.4	11,474.6	10,281.3
Operating costs and expenses
Company-operated restaurant expenses	3,719.8	3,368.4	7,176.0	6,512.8
Franchised restaurants – occupancy expenses	282.5	260.3	558.7	512.3
Selling, general & administrative expenses	605.2	576.2	1,163.4	1,111.6
Impairment and other charges, net	1,611.3	22.1	1,613.9	108.2
Other operating (income) expense, net	(20.9)	16.8	(24.6)	1.4
Total operating costs and expenses	6,197.9	4,243.8	10,487.4	8,246.3
Operating income (loss)	(187.4)	1,123.6	987.2	2,035.0
Interest expense	101.7	97.7	199.0	200.0
Nonoperating income, net	(17.0)	(25.3)	(33.6)	(60.3)
Income (loss) from continuing operations before provision for income taxes	(272.1)	1,051.2	821.8	1,895.3
Provision for income taxes	439.6	352.9	771.1	623.6
Income (loss) from continuing operations	(711.7)	698.3	50.7	1,271.7
Income from discontinued operations (net of taxes of $75.0 and $84.8)		135.8		187.7
Net income (loss)	$(711.7)	$834.1	$50.7	$1,459.4
Per common share–basic:
Continuing operations	$(0.60)	$0.57	$0.04	$1.02
Discontinued operations		0.11		0.15
Net income (loss)	$(0.60)	$0.68	$0.04	$1.17
Per common share–diluted:
Continuing operations	$(0.60)	$0.56	$0.04	$1.01
Discontinued operations		0.11		0.15
Net income (loss)	$(0.60)	$0.67	$0.04	$1.16
Weighted-average shares outstanding–basic	1,193.7	1,235.1	1,197.4	1,244.5
Weighted-average shares outstanding–diluted	1,193.7	1,248.0	1,220.4	1,259.4

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Operating activities
Net income (loss)	$(711.7)	$834.1	$50.7	$1,459.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	303.1	315.0	614.6	620.4
Deferred income taxes	(35.4)	20.3	(55.7)	16.5
Impairment and other charges, net	1,611.3	22.1	1,613.9	108.2
Share-based compensation	35.1	27.5	72.1	66.4
Gains on Chipotle transactions		(197.4)		(248.6)
Other	4.3	—	(74.1)	28.0
Changes in working capital items	(124.4)	(142.1)	(210.8)	(556.0)
Cash provided by operations	1,082.3	879.5	2,010.7	1,494.3
Investing activities
Property and equipment expenditures	(413.4)	(382.2)	(822.3)	(671.4)
Purchases and sales of restaurant businesses and property sales	(0.5)	6.0	1.4	(14.6)
Chipotle transactions, net		259.2		308.0
Other	(32.2)	12.7	(29.2)	70.0
Cash used for investing activities	(446.1)	(104.3)	(850.1)	(308.0)
Financing activities
Notes payable and long-term financing issuances and repayments	(626.9)	(701.4)	(296.7)	(1,025.1)
Treasury stock purchases	(696.4)	(842.3)	(1,664.8)	(1,823.7)
Proceeds from stock option exercises	335.6	119.3	706.0	368.9
Excess tax benefit on share-based compensation	54.9	6.6	102.8	38.3
Other	(26.2)	(26.8)	(43.7)	(49.9)
Cash used for financing activities	(959.0)	(1,444.6)	(1,196.4)	(2,491.5)
Effect of exchange rates on cash and cash equivalents	26.5	148.1	41.5	192.9
Cash and equivalents increase (decrease)	(296.3)	(521.3)	5.7	(1,112.3)
Cash and equivalents at beginning of period	2,438.4	3,669.6	2,136.4	4,260.6
Cash and equivalents at end of period	$2,142.1	$3,148.3	$2,142.1	$3,148.3

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Conversion of Certain Markets to Developmental License

On April 17, 2007, the Board of Directors approved an agreement for the Company to sell its existing businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets, which comprise nearly 1,600 restaurants, as “Latam”.

Based on approval by the Company’s Board of Directors, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. The charge included approximately $830 million for the difference between the net book value of the Latam business and the approximately $700 million in cash proceeds. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also included historical accumulated foreign currency translation losses of approximately $780 million recorded in shareholders’ equity. The Company has recorded a tax benefit of $12.8 million in connection with this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In accordance with SFAS No. 144, the assets, primarily comprised of property and equipment, and liabilities, primarily comprised of provisions for accumulated translation losses, of the businesses held for sale were reflected as separate line items on the Company’s Consolidated balance sheet at June 30, 2007. Corresponding balances were also reclassified to these separate line items as of December 31, 2006. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on the Company’s Consolidated balance sheet.

The buyers of the Company’s existing operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants. As a result of the continuing expected income stream to the Company from the Latam businesses, Latam is not considered a discontinued operation. The Company completed the sale and licensing transaction in early August 2007 and will record an adjustment to the impairment charge in the third quarter 2007 to reflect actual amounts as of the closing date.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2007 and 2006:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Net income (loss)	$(711.7)	$834.1	$50.7	$1,459.4
Other comprehensive income (loss):
Foreign currency translation adjustments	258.3	275.4	347.3	378.5
Deferred hedging adjustments	5.6	(4.7)	10.0	(11.6)
Pension liability adjustment	1.2	—	3.0	—

Total other comprehensive income (loss)	265.1	270.7	360.3	366.9
Total comprehensive income (loss)	$(446.6)	$1,104.8	$411.0	$1,826.3

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 12.9 million shares for the second quarter 2006, and 23.0 million shares and 14.9 million shares for the six months ended June 30, 2007 and 2006, respectively. For the second quarter 2007, common stock equivalents of 23.2 million were excluded from the computation of diluted weighted-average shares outstanding as a result of the net loss. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 41.8 million shares for the second quarter 2006, and 1.5 million shares and 42.2 million shares for the six months ended June 30, 2007 and 2006, respectively.

Sabbatical Leave

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36.1 million cumulative adjustment, net of tax, to decrease beginning retained earnings in the first quarter 2007. The annual impact to earnings of this accounting change is not significant.

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

In the first quarter 2007, the Company reduced the unrecognized tax benefit related to prior years’ tax positions by $51 million. The reduction was due to new tax developments during the quarter, primarily related to international operations, which impacted our evaluation of uncertain tax positions claimed on prior years’ returns. Second quarter 2007 changes in the amount of unrecognized tax benefits were not significant.

The Internal Revenue Service (IRS) is currently examining the Company’s U.S. federal income tax returns for 2003 and 2004. In connection with this examination, the IRS has proposed certain significant adjustments to the Company’s filing positions. These adjustments primarily relate to the valuations of the Company’s investments in certain foreign subsidiaries. It is not known how these adjustments will be settled. The Company expects to finalize this examination in 2007. As a result, it is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately $380 million by the end of 2007; however, the Company does not expect to make a significant cash payment as a result of settling the examination. An estimate of the impact on the effective tax rate for the year cannot be made at this time.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $46.4 million accrued for interest and no accrual for penalties at January 1, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not yet decided whether it will adopt this optional standard.

Discontinued Operations

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for growth remain significant. Accordingly, during 2006, the Company disposed of its investment in Chipotle Mexican Grill (Chipotle) via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposal, Chipotle’s 2006 results of operations and transaction gains are reflected as discontinued operations.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax. In addition, Chipotle’s after tax income for the second quarter and six months 2006 was $8.0 million and $14.3 million, respectively.

Chipotle’s results of operations (exclusive of the transaction gains), which previously were included in the Company’s Other segment, consisted of revenues and pretax profits for the second quarter 2006 of $204.9 and $13.4 million, respectively. Revenues and pretax profits for the six months ended June 30, 2006 were $391.9 and $23.9 million, respectively.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2007	2006	2007	2006
Revenues
U.S.	$2,016.3	$1,897.2	$3,857.7	$3,635.1
Europe	2,180.1	1,908.6	4,106.6	3,564.0
APMEA	852.0	740.2	1,682.3	1,467.6
Latin America	503.2	381.5	960.1	761.7
Canada	287.8	276.9	525.4	518.3
Corporate & Other	171.1	163.0	342.5	334.6
Total revenues	$6,010.5	$5,367.4	$11,474.6	$10,281.3
Operating income (loss)
U.S.	$753.9	$690.7	$1,403.5	$1,319.6
Europe	521.7	418.3	914.8	679.4
APMEA	140.0	65.1	288.7	160.8
Latin America *	(1,549.8)	11.9	(1,510.1)	3.4
Canada	62.5	50.9	107.0	89.6
Corporate & Other	(115.7)	(113.3)	(216.7)	(217.8)
Total operating income (loss) *	$(187.4)	$1,123.6	$987.2	$2,035.0

*	Results for both periods of 2007 included the impact of the Latam transaction of $1,594.4 million of net expense.

Subsequent Event

As previously stated, the Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for growth remain significant. Accordingly, in July 2007, McDonald’s Board of Directors granted authorization for the Company to dispose of its investment in Boston Market. Based on approval of the Company’s Board of Directors and the expectation that the transaction will be completed within 12 months, the Company concluded in July that Boston Market was “held for sale” in accordance with the requirements of SFAS No. 144. As a result, Boston Market’s results of operations will be recorded as discontinued operations beginning in the third quarter 2007. Boston Market’s results are currently included in the Company’s Corporate & Other segment. As of June 30, 2007, Boston Market’s total assets and total liabilities were $180.0 million and $89.1 million, respectively. In early August 2007, the Company signed a definitive agreement for the sale of Boston Market. The Company expects to complete the transaction in the third quarter 2007 and does not expect to record a loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company primarily franchises and operates McDonald’s restaurants. In addition, the Company operates and has investments in certain non-McDonald’s brands that are not material to the Company’s overall results. Of the 31,147 McDonald’s restaurants in 118 countries at June 30, 2007, 18,985 are operated by franchisees (including 1,134 operated by developmental licensees), 4,082 are operated by affiliates and 8,080 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide ongoing capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

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

Strategic Direction and Financial Performance

The Company remains focused on increasing McDonald’s relevance to consumers through the execution of multiple initiatives under our Plan to Win in order to be better, not just bigger. This plan is designed to deliver operational excellence and leadership marketing leveraged around five key drivers of exceptional customer experiences – people, products, place, price and promotion. Our focus and disciplined approach to executing these initiatives have increased our consumer relevance and delivered strong results in each of the last four years with revenue growth, operating income growth and returns on incremental invested capital meeting or exceeding our long-term financial targets. In the second quarter 2007, we continued to increase our relevance to consumers by delivering choice, variety and convenience, which in turn increased visit frequency and profitability.

In the U.S., performance reflected the ongoing benefit of a combination of initiatives that leverage McDonald’s market-leading breakfast, menu innovation and convenience. We continue to offer great value and build customer loyalty by creating a more relevant McDonald’s.

In Europe, focused execution of three core strategies—upgrading the customer experience, building brand transparency and enhancing local relevance—continues to drive performance. Europe reported broad-based strength throughout the segment.

In APMEA, we continue to build sales and customer traffic through breakfast, conveniences such as extended operating hours, and branded affordability that distinguishes the McDonald’s experience.

As previously announced, the Company identified certain markets to be transitioned to a developmental license. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

Consistent with this strategy, in early August 2007, the Company sold its existing operations in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization led by Woods Staton, who has been a valued member of the McDonald’s System for more than 20 years. The Company refers to these markets as “Latam”.

Based on approval by the Company’s Board of Directors, which occurred on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. The charge included approximately $830 million for the difference between the net book value of the Latam business and the approximately $700 million in cash proceeds. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also included historical foreign currency translation losses of approximately $780 million recorded in shareholders’ equity. The Company has recorded a tax benefit of $12.8 million in connection with this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on the Company’s Consolidated balance sheet.

The buyers of the Company’s existing operations in Latam have entered into a 20-year master franchise agreement that will require the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants. The Company completed the sale and licensing transaction in early August 2007 and will record an adjustment to the impairment charge in the third quarter 2007 to reflect actual amounts as of the closing date.

Based on 2006 results for Latam, the annualized consolidated financial statement impact of this transaction is expected to consist of:

•	A decrease in consolidated revenues of approximately $1.5 billion

•	No significant impact on operating income as the franchising income, net of selling, general & administrative expenses, is expected to approximate the operating income previously earned

•	An increase in franchised and Company-operated margin percentages

•	A decrease in capital expenditure requirements

•	An increase in the consolidated return on assets by an estimated 90 basis points

Operating Highlights Included:

•	Revenues increased 12% (8% in constant currencies) for both the quarter and the six months

•	Global comparable sales increased 7.4% for the quarter and 6.9% for the six months

•	Company-operated and franchised restaurant margins improved for the sixth consecutive quarter

•	The Company repurchased $1.7 billion or 35.7 million shares of its stock during the six months

•	Cash provided by operations totaled $2.0 billion for the six months

Outlook

While the Company does not provide specific guidance on net income per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add slightly more than 1 percentage point to 2007 Systemwide sales growth (in constant currencies), most of which will be due to McDonald’s restaurants added during 2006. In 2007, the Company expects to open about 800 McDonald’s restaurants (700 traditional and 100 satellites). We expect net additions of about 300 (450 net traditional additions and 150 net satellite closings).

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

•

The primary food commodities impacting McDonald’s business are beef and chicken. In 2007, U.S. beef costs are expected to be flat to down slightly, while we expect U.S. chicken costs to rise 4% to 5%. In Europe, we expect our costs for beef and chicken to be relatively flat in 2007.

•	The Company expects full-year 2007 selling, general & administrative expenses to decline as a percent of revenues and Systemwide sales compared with 2006.

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

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2007 to remain relatively flat compared with 2006, while it expects interest income to decrease about 25% to 35% due to lower cash balances.

•

The Company expects capital expenditures for 2007 to be approximately $1.9 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to build new restaurants.

•	In 2007 and 2008 combined, the Company expects to return at least $5.7 billion through a combination of share repurchases and dividends.

•

To improve local relevance, profitability and returns, the Company continually evaluates ownership structures in our markets. Beyond the Latam transaction, the Company will continue to pursue the sale of certain existing markets to developmental licensees over the next several years. We may not recover our entire net investment in each of these markets and may therefore record impairment charges in future periods as we adjust our ownership mix. The timing and amount of any charges will depend on the circumstances of each transaction.

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

•

Comparable sales represent sales at all McDonald’s restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be closed temporarily include road construction, reimaging or remodeling, and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,486.3	12	$8,569.1	12
Revenues from franchised and affiliated restaurants	1,524.2	11	2,905.5	11
Total revenues	6,010.5	12	11,474.6	12
Operating costs and expenses
Company-operated restaurant expenses	3,719.8	10	7,176.0	10
Franchised restaurants – occupancy expenses	282.5	9	558.7	9
Selling, general & administrative expenses	605.2	5	1,163.4	5
Impairment and other charges, net	1,611.3	n/m	1,613.9	n/m
Other operating (income) expense, net	(20.9)	n/m	(24.6)	n/m
Total operating costs and expenses	6,197.9	46	10,487.4	27
Operating income (loss)	(187.4)	n/m	987.2	(51)
Interest expense	101.7	4	199.0	(1)
Nonoperating income, net	(17.0)	(33)	(33.6)	(44)
Income (loss) from continuing operations before provision for income taxes	(272.1)	n/m	821.8	(57)
Provision for income taxes	439.6	25	771.1	24
Income (loss) from continuing operations	(711.7)	n/m	50.7	(96)
Income from discontinued operations		n/m		n/m
Net income (loss)	$(711.7)	n/m	$50.7	(97)
Income (loss) per common share–basic:
Continuing operations	$(0.60)	n/m	$0.04	(96)
Discontinued operations		n/m		n/m
Net income (loss)	$(0.60)	n/m	$0.04	(97)
Income (loss) per common share–diluted:
Continuing operations	$(0.60)	n/m	$0.04	(96)
Discontinued operations		n/m		n/m
Net income (loss)	$(0.60)	n/m	$0.04	(97)

n/m Not meaningful

In addition to the reported consolidated operating results for the quarter and six months ended June 30, 2007 shown above, consolidated results for these periods are presented throughout this report excluding the impact of the Company’s sale of its existing business in Latam to a developmental licensee organization. While the Company has previously converted certain other markets to a developmental license structure, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted results better reflect the underlying business trends relevant to the periods presented.

The following tables present reconciliations of the key consolidated operating results for the quarter and six months ended June 30, 2007 and 2006 to the operating results excluding the impact of the Latam transaction.

Quarters ended June 30,	2007	Latam Transaction	2007 Excluding Latam Transaction	2006	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc Excluding Currency Translation
Revenues	$6,010.5		$6,010.5	$5,367.4	12	$214.7	8
Operating income (loss)	(187.4)	$(1,594.4)	1,407.0	1,123.6	25	46.6	21
Income (loss) from continuing operations	(711.7)	(1,581.6)	869.9	698.3	25	27.5	21
Net income (loss)	(711.7)	(1,581.6)	869.9	834.1	4	27.5	1
Income (loss) per share from continuing operations-diluted	(0.60)	(1.31)	0.71	0.56	27	0.02	23
Net income (loss) per share-diluted	(0.60)	(1.31)	0.71	0.67	6	0.02	3

Six months ended June 30,	2007	Latam Transaction	2007 Excluding Latam Transaction	2006	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc Excluding Currency Translation
Revenues	$11,474.6		$11,474.6	$10,281.3	12	$401.4	8
Operating income (loss)	987.2	$(1,594.4)	2,581.6	2,035.0	27	83.8	23
Income (loss) from continuing operations	50.7	(1,581.6)	1,632.3	1,271.7	28	47.8	25
Net income (loss)	50.7	(1,581.6)	1,632.3	1,459.4	12	47.8	9
Income (loss) per share from continuing operations-diluted	0.04	(1.30)	1.34	1.01	33	0.04	29
Net income (loss) per share-diluted	0.04	(1.30)	1.34	1.16	16	0.04	12

Net Income (Loss) and Diluted Net Income (Loss) per Common Share

For the second quarter 2007, the Company reported a net loss of $711.7 million and a diluted loss per common share of $0.60. The 2007 results included approximately $1.6 billion of net expense after tax or $1.31 per share related to the Company’s sale of its existing business in Latam to a developmental licensee. This reflects an impairment charge of $1.33 per share, partly offset by a $0.02 benefit due to eliminating depreciation in mid-April 2007 on the assets in Latam in accordance with accounting rules. Excluding the impact of the Latam transaction, net income was $869.9 million and diluted net income per common share was $0.71. Due to the net loss, common stock equivalents were excluded from the diluted loss per share calculations. Common stock equivalents of 23.2 million were added to the weighted-average shares outstanding of 1,193.7 million to compute the diluted weighted-average shares outstanding used in the per share calculations excluding the Latam transaction.

For the second quarter 2006, net income was $834.1 million and diluted net income per common share was $0.67. The 2006 results included income from continuing operations of $698.3 million or $0.56 per share, and $135.8 million or $0.11 per share of income from discontinued operations related to Chipotle. The 2006 results also included impairment and other charges of $17.3 million after tax or $0.01 per share primarily related to an impairment charge on the sale of Thailand to a developmental licensee and $0.01 per share of net incremental tax expense primarily related to the one-time impact from a tax law change in Canada.

For the six months of 2007, net income was $50.7 million and diluted net income per common share was $0.04, which included the $1.6 billion or $1.30 per share of net expense related to the Latam transaction. Excluding the impact of the Latam transaction, net income was $1,632.3 million and diluted net income per share was $1.34.

For the six months of 2006, net income was $1,459.4 million and diluted net income per common share was $1.16. The 2006 results included income from continuing operations of $1,271.7 or $1.01 per share, and $187.7 million or $0.15 per share of income from discontinued operations related to Chipotle. In addition to the impact of the tax law change in Canada noted above for the second quarter 2006, results for the six months of 2006 included impairment and other charges of $76.4 million after tax or $0.06 per share primarily related to strategic actions taken to enhance overall profitability and improve returns.

During the quarter, the Company repurchased 13.3 million shares of its stock for $664.0 million, bringing the total repurchases for the first six months to 35.7 million shares or $1.7 billion.

Impact of Foreign Currency Translation

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Quarters Ended June 30,	2007	2006	2007
Revenues	$ 6,010.5	$ 5,367.4	$214.7
Combined operating margins*	1,999.7	1,727.6	62.8
Selling, general & administrative expenses	605.2	576.2	(15.8)
Operating income**	1,407.0	1,123.6	46.6
Income from continuing operations**	869.9	698.3	27.5
Net income**	869.9	834.1	27.5
Income from continuing operations per common share – diluted**	0.71	0.56	0.02
Net income per common share – diluted**	0.71	0.67	0.02

Six Months Ended June 30,	2007	2006	2007
Revenues	$11,474.6	$10,281.3	$401.4
Combined operating margins*	3,723.4	3,232.6	115.7
Selling, general & administrative expenses	1,163.4	1,111.6	(30.0)
Operating income**	2,581.6	2,035.0	83.8
Income from continuing operations**	1,632.3	1,271.7	47.8
Net income**	1,632.3	1,459.4	47.8
Income from continuing operations per common share – diluted**	1.34	1.01	0.04
Net income per common share – diluted**	1.34	1.16	0.04

*	Reflects both franchised and Company-operated margin dollars and excludes non-McDonald’s brands

**	2007 results exclude the impact of the Latam transaction in order to provide management’s view of the underlying business performance.

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and diluted net income per common share for the quarter and six months, primarily driven by the stronger Euro, British Pound and Australian Dollar.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended June 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,200.5	$1,124.0	7	7
Europe	1,674.2	1,479.9	13	5
APMEA	742.2	648.9	14	10
Latin America	469.9	356.0	32	25
Canada	231.0	226.5	2	—
Corporate & Other	168.5	160.3	5	5
Total	$4,486.3	$3,995.6	12	8
Franchised and affiliated revenues
U.S.	$ 815.8	$ 773.2	6	6
Europe	505.9	428.7	18	10
APMEA	109.8	91.3	20	14
Latin America	33.3	25.5	31	26
Canada	56.8	50.4	13	10
Corporate & Other	2.6	2.7	(4)	(4)
Total	$1,524.2	$1,371.8	11	8
Total revenues
U.S.	$2,016.3	$1,897.2	6	6
Europe	2,180.1	1,908.6	14	6
APMEA	852.0	740.2	15	10
Latin America	503.2	381.5	32	25
Canada	287.8	276.9	4	2
Corporate & Other	171.1	163.0	5	5
Total	$6,010.5	$5,367.4	12	8

REVENUES Dollars in millions
Six Months Ended June 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$ 2,292.0	$ 2,149.0	7	7
Europe	3,147.1	2,765.6	14	5
APMEA	1,471.5	1,285.8	14	11
Latin America	898.0	711.1	26	22
Canada	423.0	424.2	—	(1)
Corporate & Other	337.5	329.4	2	2
Total	$ 8,569.1	$ 7,665.1	12	8
Franchised and affiliated revenues
U.S.	$ 1,565.7	$ 1,486.1	5	5
Europe	959.5	798.4	20	11
APMEA	210.8	181.8	16	11
Latin America	62.1	50.6	23	20
Canada	102.4	94.1	9	8
Corporate & Other	5.0	5.2	(4)	(4)
Total	$ 2,905.5	$ 2,616.2	11	8
Total revenues
U.S.	$ 3,857.7	$ 3,635.1	6	6
Europe	4,106.6	3,564.0	15	7
APMEA	1,682.3	1,467.6	15	11
Latin America	960.1	761.7	26	22
Canada	525.4	518.3	1	1
Corporate & Other	342.5	334.6	2	2
Total	$11,474.6	$10,281.3	12	8

Consolidated revenues increased 12% (8% in constant currencies) for both the quarter and six months, primarily due to positive comparable sales in all segments.

In the U.S., the increase in revenues for the quarter and six months was primarily driven by our market-leading breakfast business, the ongoing appeal of new products such as the Snack Wrap and Premium Roast Coffee offerings, as well as continued focus on everyday value and convenience.

In Europe, the constant currency increase in revenues for the quarter and six months was primarily due to strong comparable sales in France and Russia (which is entirely Company-operated), as well as positive comparable sales throughout the segment. These increases were partly offset by a higher proportion of franchised and affiliated restaurants compared with 2006, primarily due to sales of Company-operated restaurants, in conjunction with our overall franchising strategy, and Company-operated restaurant closings in the U.K. during 2006.

In APMEA, the constant currency increase in revenues for the quarter and six months was primarily driven by strong comparable sales in China and Australia, as well as positive comparable sales in substantially all other markets. In addition, expansion in China contributed to the increases.

In Canada, revenues for the quarter and six months were impacted by a higher proportion of franchised and affiliated restaurants compared with 2006, as a result of sales of Company-operated restaurants, in conjunction with our overall franchising strategy.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2007 and 2006:

COMPARABLE SALES – McDONALD’S RESTAURANTS*
	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
U.S.	5.0	4.2	4.7	5.4
Europe	7.8	6.3	7.9	4.1
APMEA	10.9	7.2	9.7	5.6
Latin America	24.2	13.1	19.5	14.2
Canada	3.7	3.3	2.3	5.7
McDonald’s Restaurants	7.4	5.5	6.9	5.4

*	Excludes non-McDonald’s brands

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2007:

SYSTEMWIDE SALES – McDONALD’S RESTAURANTS
	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	6	6	6	6
Europe	17	9	18	9
APMEA	15	14	14	12
Latin America	32	26	25	22
Canada	7	4	3	3
Total	11	9	11	8

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS – McDONALD’S RESTAURANTS Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2007	2006	2007	2006
Franchised
U.S.	83.2	82.8	$679.0	$640.0	6	6
Europe	77.8	77.5	393.4	332.5	18	10
APMEA	87.9	86.9	96.5	79.4	22	15
Latin America	79.9	72.3	26.6	18.4	45	41
Canada	78.5	77.8	44.6	39.2	14	11
Total	81.5	81.0	$1,240.1	$1,109.5	12	9
Company-operated
U.S.	19.5	19.8	$233.5	$222.3	5	5
Europe	18.0	16.0	300.7	237.3	27	18
APMEA	14.2	12.0	105.7	77.5	36	30
Latin America	17.4	12.0	81.8	42.7	92	84
Canada	16.4	16.9	37.9	38.3	(1)	(3)
Total	17.6	16.1	$759.6	$618.1	23	18

Six Months Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2007	2006	2007	2006
Franchised
U.S.	82.6	82.2	$1,292.7	$1,221.0	6	6
Europe	76.9	76.6	738.0	612.0	21	11
APMEA	87.8	87.0	185.1	158.2	17	13
Latin America	77.0	71.4	47.8	36.1	32	30
Canada	77.8	77.0	79.7	72.5	10	9
Total	80.8	80.4	$2,343.3	$2,099.8	12	9
Company-operated
U.S.	18.7	19.1	$429.4	$409.4	5	5
Europe	16.8	14.9	527.6	412.2	28	19
APMEA	14.6	12.1	214.6	156.2	37	32
Latin America	16.0	12.6	143.7	89.5	61	56
Canada	15.3	15.4	64.8	65.5	(1)	(2)
Total	16.8	15.4	$1,380.1	$1,132.8	22	17

Franchised margin dollars increased $130.6 million for the quarter and $243.5 million for the six months or 12% (9% in constant currencies) for both periods. The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., the increases in the franchised margin percent for the quarter and six months were primarily driven by positive comparable sales.

•

Europe’s franchised margin percent for the quarter and six months improved due to strong comparable sales, partly offset by the impact of sales of certain Company-operated restaurants to franchisees and affiliates primarily in the U.K.

Company-operated margin dollars increased $141.5 million or 23% (18% in constant currencies) for the quarter and $247.3 million or 22% (17% in constant currencies) for the six months. The Company-operated margin percent for the quarter and six months was positively impacted by 30 basis points and 20 basis points, respectively, as a result of the discontinuation of depreciation on the assets in Latam beginning in mid-April 2007, in accordance with accounting rules. The U.S. and Europe segments accounted for about 70% of the Company-operated margin dollars in both periods.

•	In the U.S., positive comparable sales were offset by cost pressures including higher commodity costs and higher labor costs.

•	Europe’s Company-operated margin percent increased for the quarter and six months primarily due to strong comparable sales.

•	In APMEA, the Company-operated margin percent for the quarter and six months reflected strong comparable sales and continued improving results in China and many other markets.

•

In Latin America, the Company-operated margin percent increased primarily due to strong comparable sales. In addition, Company-operated margins for the quarter and six months were positively impacted by 300 basis points and 160 basis points, respectively, as a result of the discontinuation of depreciation on the assets in Latam.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES – McDONALD’S RESTAURANTS
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Food & paper	33.3	33.1	33.2	33.3
Payroll & employee benefits	25.8	26.1	26.0	26.3
Occupancy & other operating expenses	23.3	24.7	24.0	25.0
Total expenses	82.4	83.9	83.2	84.6
Company-operated margins	17.6	16.1	16.8	15.4

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 5% (2% in constant currencies) for the quarter and six months primarily due to higher employee-related costs. Selling, general & administrative expenses as a percent of revenues decreased to 10.1% for the six months 2007 compared with 10.8% for 2006 and as a percent of Systemwide sales decreased to 3.8% for 2007 compared with 4.1% for 2006.

Impairment and Other Charges, Net

In the second quarter 2007, the Company recorded $1.6 billion of expense primarily related to the Company’s sale of its existing business in Latam to a developmental licensee organization.

In the second quarter 2006, the Company recorded $22.1 million of expense primarily related to the transfer of the Company’s ownership interest in Thailand to a developmental licensee ($14.7 million) and asset write-offs and other charges primarily in APMEA ($7.4 million).

In the six months 2006, the Company recorded $108.2 million of expense primarily related to the following strategic actions taken to enhance overall profitability and improve returns: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); costs to buy out certain litigating franchisees in Brazil ($26.5 million); losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees ($23.5 million) and asset write-offs in APMEA ($16.1 million).

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gains on sales of restaurant businesses	$(27.6)	$(6.7)	$(35.3)	$(14.9)
Equity in earnings of unconsolidated affiliates	(23.0)	(14.9)	(47.0)	(28.3)
Asset dispositions and other expense	29.7	38.4	57.7	44.6
Total	$(20.9)	$16.8	$(24.6)	$1.4

Equity in earnings of unconsolidated affiliates increased primarily due to improved results from our Japanese affiliate.

Operating Income

OPERATING INCOME EXLUDING THE IMPACT OF THE LATAM TRANSACTION* Dollars in millions
Quarters Ended June 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$753.9	$690.7	9	9
Europe	521.7	418.3	25	16
APMEA	140.0	65.1	n/m	n/m
Latin America*	44.6	11.9	n/m	n/m
Canada	62.5	50.9	23	20
Corporate & Other	(115.7)	(113.3)	(2)	(2)
Total*	$1,407.0	$1,123.6	25	21

Six Months Ended June 30,	2007	2006	% Inc	% Inc Excluding Currency Translation
U.S.	$1,403.5	$1,319.6	6	6
Europe	914.8	679.4	35	25
APMEA	288.7	160.8	80	72
Latin America*	84.3	3.4	n/m	n/m
Canada	107.0	89.6	19	18
Corporate & Other	(216.7)	(217.8)	1	—
Total*	$2,581.6	$2,035.0	27	23

n/m Not meaningful

*	Results for 2007 exclude the impact of the Latam transaction of $1,594.4 million in order to provide management’s view of the underlying business performance.

In the U.S., results increased for the quarter and six months primarily due to higher combined operating margin dollars.

In Europe, operating results for the quarter and six months 2007 reflected strong performance in France and Russia, as well as positive results in most other markets. Results for the six months 2006 included impairment and other charges totaling $49.6 million.

In APMEA, operating results for the quarter and six months 2007 were driven by improved results in China, Japan and most other markets. Results for the quarter and six months 2006 included impairment and other charges totaling $23.3 million and $30.8 million, respectively.

Interest Expense

For the quarter and six months 2007, interest expense reflected lower average debt levels, higher average interest rates and stronger foreign currencies.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$(26.4)	$(32.1)	$(51.0)	$(69.4)
Translation (gain) / loss	0.6	2.5	3.5	(3.4)
Other expense	8.8	4.3	13.9	12.5
Total	$(17.0)	$(25.3)	$(33.6)	$(60.3)

Interest income decreased for both periods primarily due to lower average cash levels.

Income Taxes

The following tables present the provision for income taxes, the effective income tax rates and the impact of the Latam transaction for the quarter and six months ended June 30, 2007 and 2006.

	2007
Quarters Ended June 30,	Reported Amount	Latam Transaction	Excluding Latam Transaction	2006
Income (loss) from continuing operation before provision for income taxes	$(272.1)	$(1,594.4)	$1,322.3	$1,051.2
Provision (benefit) for income taxes	439.6	(12.8)	452.4	352.9
Income (loss) from continuing operations	$(711.7)	$(1,581.6)	$869.9	$698.3
Effective income tax rate	n/m	n/m	34.2%	33.6%

	2007
Six Months Ended June 30,	Reported Amount	Latam Transaction	Excluding Latam Transaction	2006
Income (loss) from continuing operation before provision for income taxes	$821.8	$(1,594.4)	$2,416.2	$1,895.3
Provision (benefit) for income taxes	771.1	(12.8)	783.9	623.6
Income (loss) from continuing operations	$50.7	$(1,581.6)	$1,632.3	$1,271.7
Effective income tax rate	n/m	n/m	32.4%	32.9%

n/m Not meaningful

Accounting Changes

Sabbatical Leave

In June 2006, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36.1 million cumulative adjustment, net of tax, to decrease beginning retained earnings in the first quarter 2007. The annual impact to earnings of this accounting change is not significant.

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required and accordingly, we recorded a $20.1 million cumulative adjustment to increase beginning retained earnings in the first quarter 2007.

Discontinued operations

During 2006, the Company disposed of its entire investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result, Chipotle’s 2006 results of operations and transaction gains are reflected as discontinued operations.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax. In addition, Chipotle’s after tax income for the second quarter and six months 2006 was $8.0 million and $14.3 million, respectively.

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

An alternative accounting policy would be to recharacterize some or all of the loss as an intangible asset and amortize it to expense over future periods based on the term of the relevant licensing arrangement and as revenue is recognized for royalties and initial franchise fees. For the Latam transaction, approximately $800 million of the $1.6 billion impairment charge could have been recharacterized as an intangible asset and amortized over the franchise term of 20 years, resulting in about $40 million of expense annually. This policy would be based on a view that the consideration for the sale is receivable in two forms – the cash sales price and the future royalties and initial franchise and other fees.

The Company bases its accounting policy on management’s determination that royalties payable under its developmental license arrangements are substantially consistent with market rates for similar license arrangements. The Company does not believe it would be appropriate to recognize an asset for the right to receive market-based fees in future periods, particularly given the continuing support and services provided to the licensees. Therefore, the recognition of an impairment charge based on the net cash sales price reflects the substance of the sale transaction.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2,010.7 million and exceeded capital expenditures by $1,188.4 million for the six months. Cash provided by operations increased $516.4 million compared to the six months in 2006 primarily due to lower income tax payments and stronger operating results in 2007.

Cash used for investing activities totaled $850.1 million for the six months, an increase of $542.1 million, primarily due to net proceeds received from the Chipotle transactions in 2006 and higher capital expenditures in 2007. Capital expenditures increased $150.9 million for the six months consistent with the Company’s strategy to increase investment in existing restaurants, primarily in Europe and the U.S. Also in 2007, capital expenditures increased for new restaurants in the U.S.

Cash used for financing activities totaled $1,196.4 million for the six months, a decrease of $1,295.1 million primarily due to higher debt issuances, lower debt repayments and higher proceeds from stock option exercises in 2007 compared to 2006.

Debt obligations at June, 2007 totaled $8,173.7 million compared with $8,407.6 million at December 31, 2006. The decrease in 2007 was due to net repayments of $296.7 million and SFAS No. 133 noncash fair value adjustments of $44.9 million, partly offset by the impact of changes in exchange rates on foreign currency-denominated debt of $107.7 million.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not yet decided whether it will adopt this optional standard.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2007	2006
Operated by franchisees	18,986	18,422
Operated by the Company	8,684	8,887
Operated by affiliates	4,082	4,141
Systemwide restaurants	31,752	31,450

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under franchise, developmental license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Our plan to continue reducing the number of Company-operated restaurants may be difficult to achieve for many reasons, and the change in ownership mix may not affect our results as we now expect. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate, as well as our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand and may adversely affect our results.

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

•	Our ability to recruit and retain qualified personnel to manage our operations and growth in certain developing markets, particularly in APMEA;

•

Our ability to drive restaurant improvements and to motivate our restaurant personnel to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•	Our ability to maintain alignment with our franchisees on capital-intensive and other operating initiatives;

•

The risks to our Brand if a franchisee or licensee defaults in its obligations, particularly requirements to pay royalties, make investments and open new restaurants, or projects a brand image inconsistent with our values, which risks are more significant if an agreement places multiple markets or a large number of restaurants under the control of a single franchisee or licensee as is the case as a result of the Latin America transaction;

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

Our plans call for a reduction in Company-operated restaurants by franchising them or entering into developmental license agreements, such as the recent transaction in Latin America. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

•

Our ability to identify prospective franchisees and licensees with the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants and how quickly we can reach agreement with our counterparties, which we expect will vary by market and could also vary significantly from period to period;

•

Whether there are regulatory or other constraints that restrict or prevent our ability to implement our plans or increase our costs and whether planned transactions will receive needed regulatory approvals, such as those that may be required under antitrust laws, on terms and conditions that are acceptable to us and our counterparties;

•

The nature and amount of contingent liabilities and other exposures we may retain in connection with developmental license agreements, such as the indemnification obligations we may incur as a result of the Latin America transaction;

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

•

The impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

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

•

The challenges and uncertainties associated with operating in developing markets, such as Russia, India and China, which face a greater risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

•

The success of our strategy in China, where we are planning significant growth, including our ability to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility; and

•

The nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings, such as those that may occur as we change our ownership mix as described above.

Increasing regulatory complexity will continue to affect our operations and results in material ways.

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

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

•

The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that could be material to our business;

•

The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third party suppliers;

•

The impact of litigation trends, particularly in our major markets, including class actions involving consumers and shareholders, labor and employment matters or landlord liability, and the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings and the possibility of settlements or judgments;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•

Disruptions in our operations or price volatility in a market that can result from government actions, such as price or import-export controls or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to government investigations, whether or not they have merit or are undertaken to achieve political impact;

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
April 1-30, 2007	3,777,316	$48.20	3,777,316	$2,289,458,000
May 1-31, 2007	5,196,553	$49.73	5,196,553	5,031,017,000
June 1-30, 2007	4,308,174	$51.87	4,308,174	4,807,561,000
Total	13,282,043	$49.99	13,282,043	$4,807,561,000

*	In October 2001, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. The Company’s Board of Directors subsequently increased the size of the program by $5.0 billion in March 2006 and $3.0 billion in May 2007. As of June 30, 2007, the maximum dollar amount that may yet be purchased under the program was $4,807,561,000.

The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies and also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 24, 2007.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of four directors to serve until the 2010 Annual Meeting of Shareholders, (2) the approval of an independent registered public accountant for 2007, (3) a shareholder proposal relating to shareholder approval of labeling of genetically modified products, and (4) a shareholder proposal relating to labor standards. The voting results were as follows:

(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	FOR	AGAINST	ABSTAIN
Edward A. Brennan	1,034,342,710	11,495,469	12,957,004
Walter E. Massey	1,035,635,920	10,580,519	12,578,743
John W. Rogers, Jr.	1,030,555,185	15,306,699	12,933,299
Roger W. Stone	1,019,939,522	23,223,311	15,632,349

Additional directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2008	Term Expiring in 2009
Hall Adams, Jr.	Robert A. Eckert
Richard H. Lenny	Enrique Hernandez, Jr.
Cary D. McMillan	Jeanne P. Jackson
Sheila A. Penrose	Andrew J. McKenna
James A. Skinner

(2) The proposal to approve the appointment of a registered independent public accounting firm to serve as independent auditors for 2007 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
1,028,412,165	18,796,617	11,586,401

(3) The shareholder proposal relating to shareholder approval of labeling of genetically modified products was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
55,692,448	744,208,227	128,012,471	130,882,037

(4) The shareholder proposal relating to labor standards was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
77,262,735	711,145,940	139,504,470	130,882,037

Item 6. Exhibits

Exhibit Number		Description

(1)	(a)	Form of Underwriting Agreement by and among the Company and the underwriters to be named therein, filed herewith.*

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of November 9, 2006, incorporated herein by reference from Form 8-K dated November 8, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: **

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141) filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920), filed March 14, 2002.

(i) Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920) filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3), filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3) filed September 26, 2003).

(10)	Material Contracts:

	(a)	Directors’ Deferred Compensation Plan, as amended and restated March 22, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.***

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.***

(i) First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, as amended and restated June 2, 2005, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.***

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K for the year ended December 31, 2001.***

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K for the year ended December 31, 2002.***

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.***

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2001.***

(i) First Amendment To McDonald’s Corporation 1975 Stock Ownership Option Plan As Amended And Restated, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.***

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.***

(i) First Amendment To McDonald’s Corporation 1992 Stock Ownership Incentive Plan As Amended And Restated, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.***

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.***

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.***

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.***

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.***

(ii) Second Amendment to McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.***

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K for the year ended December 31, 2003.***

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.***

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.***

	(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.***

	(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.***

	(m)	McDonald’s Corporation Severance Plan, effective April 1, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.***

	(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.***

	(o)	Assignment Agreement between Timothy Fenton and the Company, dated January 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.***

	(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.***

	(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.***

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Form of Underwriting Agreement sets out underwriting terms on which the Company proposes to conduct offerings of its debt securities. This Form of Underwriting Agreement is provided in connection with the Company’s registration statement on Form S-3 (File No. 333-139431), filed on December 15, 2006.

**	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

***	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

August 6, 2007	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer