Form 10-Q
period 2007-09-30
MCDONALDS CORP
filed 2007-11-02
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐    No ☒

1,182,757,559

(Number of shares of common stock

outstanding as of September 30, 2007)

McDONALD’S CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2007	December 31, 2006
Assets
Current assets
Cash and equivalents	$ 2,992.5	$ 2,128.1
Accounts and notes receivable	788.0	806.9
Inventories, at cost, not in excess of market	117.0	112.4
Prepaid expenses and other current assets	547.0	367.9
Assets of businesses held for sale		1,619.3
Discontinued operations		194.7
Total current assets	4,444.5	5,229.3
Other assets
Investments in and advances to affiliates	1,124.6	1,035.4
Goodwill, net	2,290.5	2,073.6
Miscellaneous	1,323.7	1,247.4
Total other assets	4,738.8	4,356.4
Property and equipment
Property and equipment, at cost	31,659.1	29,722.9
Accumulated depreciation and amortization	(11,168.8)	(10,284.8)
Net property and equipment	20,490.3	19,438.1
Total assets	$ 29,673.6	$ 29,023.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 624.2	$ 726.9
Dividends payable	1,780.0
Income taxes		249.5
Other taxes	266.2	203.2
Accrued interest	138.3	135.0
Accrued payroll and other liabilities	1,339.4	1,311.1
Current maturities of long-term debt	61.2	17.7
Liabilities of businesses held for sale		252.7
Discontinued operations		86.8
Total current liabilities	4,209.3	2,982.9
Long-term debt	7,685.9	8,389.9
Other long-term liabilities	1,856.9	1,102.8
Deferred income taxes	953.6	1,089.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,108.3	3,445.0
Retained earnings	25,172.9	25,845.6
Accumulated other comprehensive income (loss)	1,226.3	(296.7)
Common stock in treasury, at cost; 477.9 and 456.9 million shares	(15,556.2)	(13,552.2)
Total shareholders’ equity	14,967.9	15,458.3
Total liabilities and shareholders’ equity	$ 29,673.6	$ 29,023.8

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2007	2006	2007	2006
Revenues
Sales by Company-operated restaurants	$4,276.2	$4,057.7	$12,507.8	$11,393.4
Revenues from franchised and affiliated restaurants	1,624.7	1,445.5	4,525.2	4,056.5
Total revenues	5,900.9	5,503.2	17,033.0	15,449.9
Operating costs and expenses
Company-operated restaurant expenses	3,492.3	3,356.2	10,343.8	9,559.1
Franchised restaurants – occupancy expenses	287.4	271.8	844.6	783.0
Selling, general & administrative expenses	569.4	555.1	1,706.5	1,641.1
Impairment and other charges, net	52.7	17.3	1,666.6	125.5
Other operating (income) expense, net	(25.7)	14.5	(52.9)	16.1
Total operating costs and expenses	4,376.1	4,214.9	14,508.6	12,124.8
Operating income	1,524.8	1,288.3	2,524.4	3,325.1
Interest expense	97.9	102.9	296.9	302.9
Nonoperating income, net	(26.7)	(31.6)	(60.3)	(92.0)
Income from continuing operations before provision for income taxes	1,453.6	1,217.0	2,287.8	3,114.2
Provision for income taxes	449.9	375.3	1,226.0	999.8
Income from continuing operations	1,003.7	841.7	1,061.8	2,114.4
Income from discontinued operations (net of taxes of $39.5 and $9.8 for the quarters, $34.5 and $93.7 for the nine months)	67.5	1.6	60.1	188.3
Net income	$1,071.2	$843.3	$1,121.9	$2,302.7
Per common share–basic:
Continuing operations	$0.85	$0.68	$0.89	$1.71
Discontinued operations	0.06	—	0.05	0.15
Net income	$0.90	$0.69	$0.94	$1.86
Per common share–diluted:
Continuing operations	$0.83	$0.68	$0.87	$1.68
Discontinued operations	0.06	—	0.05	0.15
Net income	$0.89	$0.68	$0.92	$1.83
Dividends declared per common share	$1.50	$1.00	$1.50	$1.00
Weighted-average shares outstanding–basic	1,185.0	1,230.4	1,193.2	1,239.7
Weighted-average shares outstanding–diluted	1,207.1	1,245.7	1,216.3	1,255.0

See notes to condensed Consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Operating activities
Net income	$1,071.2	$843.3	$1,121.9	$2,302.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	297.0	314.0	911.6	934.4
Deferred income taxes	(16.8)	(41.6)	(72.5)	(30.7)
Impairment and other charges, net	52.7	17.3	1,666.6	125.5
Share-based compensation	35.5	26.4	107.6	92.8
Gains on dispositions of discontinued operations, net of tax	(68.6)		(68.6)	(173.4)
Other	32.3	41.6	(41.8)	69.6
Changes in working capital items	177.6	309.6	(33.2)	(316.0)
Cash provided by operations	1,580.9	1,510.6	3,591.6	3,004.9
Investing activities
Property and equipment expenditures	(399.8)	(415.4)	(1,222.1)	(1,086.8)
Purchases and sales of restaurant businesses and property sales	12.1	(12.3)	13.5	(26.9)
Latam transaction, net	654.0		654.0
Proceeds from disposals of discontinued operations, net	194.1	(17.0)	194.1	289.7
Other	(0.7)	3.9	(30.8)	73.9
Cash provided by (used for) investing activities	459.7	(440.8)	(391.3)	(750.1)
Financing activities
Notes payable and long-term financing issuances and repayments	(654.9)	(312.8)	(951.6)	(1,337.9)
Treasury stock purchases	(881.5)	(8.7)	(2,546.3)	(1,832.4)
Proceeds from stock option exercises	261.2	233.3	967.2	602.2
Excess tax benefit on share-based compensation	53.6	20.1	156.4	58.4
Other	(28.3)	(26.9)	(72.0)	(76.8)
Cash used for financing activities	(1,249.9)	(95.0)	(2,446.3)	(2,586.5)
Effect of exchange rates on cash and cash equivalents	68.9	0.8	110.4	193.7
Cash and equivalents increase (decrease)	859.6	975.6	864.4	(138.0)
Cash and equivalents at beginning of period	2,132.9	3,139.4	2,128.1	4,253.0
Cash and equivalents at end of period	$2,992.5	$4,115.0	$2,992.5	$4,115.0

See notes to condensed Consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed Consolidated financial statements should be read in conjunction with the Consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying amounts related to businesses sold in Latin America to assets (primarily property and equipment) and liabilities of businesses held for sale and reclassifying results and amounts from Chipotle Mexican Grill (Chipotle) and Boston Market to discontinued operations.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed Consolidated financial statements for periods prior to purchase and sale.

Conversion of Certain Markets to Developmental License

In the third quarter 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets, which comprise nearly 1,600 restaurants, as “Latam”.

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of $1.6 billion in the second quarter of 2007, substantially all of which was noncash. In the third quarter, the Company recorded an additional $53 million of charges in connection with the transaction. The total charges for the nine months included $892 million for the difference between the net book value of the Latam business and approximately $680 million in cash proceeds received, subject to working capital adjustments. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $773 million recorded in shareholders’ equity. The Company has recorded a tax benefit of only $62 million due to our inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, some of which are reflected as liabilities in the Company’s Consolidated balance sheet, totaling $167 million.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants. As a result of the continuing expected income stream to the Company from the Latam business, Latam is not considered a discontinued operation.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2007 and 2006:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Net income	$1,071.2	$843.3	$1,121.9	$2,302.7
Other comprehensive income (loss):
Foreign currency translation adjustments	1,163.2	(19.1)	1,510.5	359.4
Deferred hedging adjustments	(2.0)	10.4	8.0	(1.2)
Pension liability adjustment	1.5		4.5

Total other comprehensive income (loss)	1,162.7	(8.7)	1,523.0	358.2
Total comprehensive income	$2,233.9	$834.6	$2,644.9	$2,660.9

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based employee compensation, calculated using the treasury stock method, of 22.1 million shares and 15.3 million shares for the third quarter 2007 and 2006, respectively, and 23.1 million shares and 15.3 million shares for the nine months ended September 30, 2007 and 2006, respectively. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 23.4 million shares for the third quarter 2006, and 1.0 million shares and 40.5 million shares for the nine months ended September 30, 2007 and 2006, respectively.

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

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. Upon adoption of FIN 48, $338.7 million of tax liabilities, net of deposits, were reclassified from current to long-term and included in other long-term liabilities.

As of the date of adoption and after recognizing the impact of FIN 48, the Company’s gross unrecognized tax benefits totaled $664.3 million. Unrecognized tax benefits represent differences between tax positions taken or expected to be taken in the Company’s income tax returns and the associated benefits recognized for financial reporting purposes. Approximately $600 million of the total unrecognized benefits, after considering the federal impact on state issues, would favorably affect the effective tax rate if resolved in the Company’s favor.

In first quarter 2007, the Company reduced the unrecognized tax benefit related to prior years’ tax positions by $51 million. The reduction was due to new tax developments during the quarter, primarily related to international operations, which impacted our evaluation of uncertain tax positions claimed on prior years’ returns. Changes in the amount of unrecognized tax benefits in the second and third quarters were not significant.

In October 2007, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for 2003 and 2004. The Company and the IRS reached an agreement on certain adjustments, primarily related to valuations of the Company’s investments in certain foreign subsidiaries. As a result of the agreement, the amount of unrecognized tax benefits will be reduced by approximately $400 million, including the state income tax impact. The income statement impact of the agreement will be a reduction in the Company’s tax provision in the fourth quarter by approximately $300 million, including the impact on state filings and interest. In connection with the agreement, the Company expects to receive a refund of about $125 million representing a portion of a tax deposit made in 2006.

With the exception of a few international markets, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not yet decided whether it will adopt this optional standard.

Discontinued Operations

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for growth remain significant. Accordingly, during the third quarter 2007, the Company sold its investment in Boston Market. In 2006, the Company disposed of its investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposals during 2007 and 2006, both Boston Market’s and Chipotle’s results of operations and transaction gains are reflected as discontinued operations.

In August 2007, the Company sold its investment in Boston Market. In connection with the sale, the Company received proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. In addition, Boston Market’s net loss for the third quarter 2007 and 2006 was $1.1 million and $1.6 million, respectively. Boston Market’s net loss for the nine months 2007 and 2006 was $8.5 million and $2.6 million, respectively.

Boston Market’s results of operations (exclusive of the transaction gain), which previously were included in the Company’s Corporate & Other segment, consisted of revenues and pretax loss for the third quarter 2007 of $101.6 million and $4.6 million, respectively, and $444.1 million and $17.0 million, respectively, for the nine months ended September 30, 2007. Revenues and pretax loss for the third quarter 2006 were $168.0 million and $2.7 million, respectively, and $502.6 and $4.6 million, respectively, for the nine months ended September 30, 2006.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax, while still retaining majority ownership. In addition, Chipotle’s net income for the third quarter and nine months 2006 was $3.2 million and $17.5 million, respectively.

Chipotle’s results of operations (exclusive of the transaction gains), which previously were included in the Company’s Other segment, consisted of revenues and pretax profits for the third quarter 2006 of $211.3 and $14.1 million, respectively. Revenues and pretax profits for the nine months ended September 30, 2006 were $603.2 and $38.0 million, respectively.

Segment Information

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents McDonald’s restaurant operations in Asia/Pacific, Middle East and Africa. The Corporate & Other segment represents Corporate activities and certain investments.

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2007	2006	2007	2006
Revenues
U.S.	$2,033.0	$1,911.1	$5,890.7	$5,546.2
Europe	2,383.9	2,062.6	6,490.5	5,626.6
APMEA	957.0	804.7	2,639.3	2,272.3
Latin America	219.2	431.7	1,179.3	1,193.4
Canada	307.8	293.1	833.2	811.4
Total revenues	$5,900.9	$5,503.2	$17,033.0	$15,449.9
Operating income
U.S.	$750.5	$688.3	$2,154.0	$2,007.9
Europe	627.4	505.0	1,542.2	1,184.4
APMEA	182.4	112.3	471.1	273.1
Latin America	1.7	22.0	(1,508.4)	25.4
Canada	71.9	63.8	178.9	153.4
Corporate & Other	(109.1)	(103.1)	(313.4)	(319.1)
Total operating income *	$1,524.8	$1,288.3	$2,524.4	$3,325.1

*	Results for 2007 included the impairment and other charges of $52.7 million and $1,666.6 million, primarily associated with the Latam transaction for the quarter and nine months, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company primarily franchises and operates McDonald’s restaurants. Of the 31,239 McDonald’s restaurants in 118 countries at September 30, 2007, 20,204 are operated by franchisees (including 2,718 operated by developmental licensees), 4,031 are operated by affiliates and 7,004 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide ongoing capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-operated, franchised – conventional or developmental license, and joint venture) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower operating margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce Systemwide only those that we believe are most beneficial. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations.

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

The business is managed as distinct geographic segments: United States; Europe; Asia/Pacific, Middle East and Africa (APMEA); Latin America; and Canada. In addition, throughout this report we present a segment entitled “Corporate & Other” that includes Corporate activities and certain investments. The U.S. and Europe segments each account for approximately 35% of total revenues.

In August 2007, the Company sold its investment in Boston Market. During 2006, the company disposed of its entire investment in Chipotle Mexican Grill (Chipotle) via public stock offerings and a tax-free exchange for McDonald’s common stock. As a result of the disposals, both Boston Market’s and Chipotle’s results of operations and transaction gains have been reflected in discontinued operations.

Strategic Direction and Financial Performance

The Company remains focused on increasing McDonald’s relevance to consumers through the execution of multiple initiatives under our Plan to Win in order to be better, not just bigger. This plan is designed to deliver operational excellence and leadership marketing leveraged around five key drivers of exceptional customer experiences – people, products, place, price and promotion. Our focus and disciplined approach to executing these initiatives have increased our consumer relevance and delivered strong results in each of the last four years with revenue growth, operating income growth (excluding the Latam transaction) and returns on incremental invested capital, all meeting or exceeding our long-term financial targets. In the third quarter 2007, we continued to increase our relevance to consumers by offering menu innovations and everyday conveniences that address the needs of our on-the-go customers.

In the U.S., performance continues to be fueled by value initiatives as well as breakfast and beverages strategies that appeal to the consumer.

In Europe, robust sales and profitability were driven by an improved customer experience along with unique marketing and locally appealing menu options.

In APMEA, our ongoing commitment to everyday affordability, convenience and locally relevant menu choice contributed to the segment’s strong results.

In the third quarter 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization led by Woods Staton, a valued member of the McDonald’s System for more than 20 years. The Company refers to these markets as “Latam”. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of $1.6 billion in the second quarter of 2007, substantially all of which was noncash. In the third quarter, the Company recorded an additional $53 million of charges in connection with the transaction. The total charges for the nine months included $892 million for the difference between the net book value of the Latam business and approximately $680 million in cash proceeds received, subject to working capital adjustments. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $773 million recorded in shareholders’ equity. The Company has recorded a tax benefit of only $62 million due to our inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, some of which are reflected as liabilities in McDonald’s Consolidated balance sheet, totaling $167 million.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, (i) to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) to commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial franchise fee for each new restaurant opened; and (iii) to commit to specified annual capital expenditures for existing restaurants.

Based on 2006 results for Latam, the annualized consolidated financial statement impact of this transaction is expected to consist of:

•	A decrease in consolidated revenues of approximately $1.5 billion

•	No significant impact on operating income as the franchising income, net of selling, general & administrative expenses, is expected to approximate the operating income previously earned

•	An increase in franchised and Company-operated margin percentages

•	A decrease in capital expenditure requirements

•	An increase in the consolidated return on assets by an estimated 90 basis points

Operating Highlights Included:

•	Global comparable sales increased 6.9% for both the quarter and nine months

•	Consolidated Company-operated and franchised restaurant margins grew for the seventh consecutive quarter

•	Consolidated operating income increased 18% (13% in constant currencies) for the quarter

•	Cash from operations increased 20% to $3.6 billion for the nine months

•	The Company repurchased $927 million of its stock in the quarter, bringing the total repurchases for the first nine months to $2.6 billion

•	The Company raised its annual dividend by 50% to $1.50 per share

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

•

The primary food commodities purchased by McDonald’s business are beef and chicken. In 2007, U.S. beef costs are expected to be relatively flat, while we expect U.S. chicken costs to rise 4% to 5%. In Europe, we expect our costs for beef and chicken to be relatively flat in 2007.

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

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2007 to increase slightly compared with 2006, while it expects interest income to decrease about 20% to 30% due to lower cash balances.

•

In October 2007, the Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for 2003 and 2004. The agreement reached with the IRS will reduce the Company’s tax provision in the fourth quarter by approximately $300 million. In addition, the Company will reduce the tax provision in the fourth quarter by about $130 million due to recent tax developments, primarily related to international operations. As a result, the fourth quarter effective tax rate will be unusually low and the reported effective tax rate for the full year 2007 is expected to be about 34%. Excluding the Latam transaction, the full year rate is expected to be about 24%.

•

The Company expects capital expenditures for 2007 to be approximately $1.9 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to build new restaurants.

•	In 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through a combination of share repurchases and dividends, subject to business and market conditions.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2007		Nine Months Ended September 30, 2007
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,276.2	5	$12,507.8	10
Revenues from franchised and affiliated restaurants	1,624.7	12	4,525.2	12
Total revenues	5,900.9	7	17,033.0	10
Operating costs and expenses
Company-operated restaurant expenses	3,492.3	4	10,343.8	8
Franchised restaurants – occupancy expenses	287.4	6	844.6	8
Selling, general & administrative expenses	569.4	3	1,706.5	4
Impairment and other charges, net	52.7	n/m	1,666.6	n/m
Other operating (income) expense, net	(25.7)	n/m	(52.9)	n/m
Total operating costs and expenses	4,376.1	4	14,508.6	20
Operating income	1,524.8	18	2,524.4	(24)
Interest expense	97.9	(5)	296.9	(2)
Nonoperating income, net	(26.7)	(16)	(60.3)	(34)
Income from continuing operations before provision for income taxes	1,453.6	19	2,287.8	(27)
Provision for income taxes	449.9	20	1,226.0	23
Income from continuing operations	1,003.7	19	1,061.8	(50)
Income from discontinued operations	67.5	n/m	60.1	n/m
Net income	$1,071.2	27	$1,121.9	(51)
Income per common share–basic:
Continuing operations	$0.85	25	$0.89	(48)
Discontinued operations	0.06	n/m	0.05	n/m
Net income	$0.90	30	$0.94	(49)
Income per common share–diluted:
Continuing operations	$0.83	22	$0.87	(48)
Discontinued operations	0.06	n/m	0.05	n/m
Net income	$0.89	31	$0.92	(50)

n/m Not meaningful

In addition to the reported consolidated operating results for the quarter and nine months ended September 30, 2007 shown above, consolidated results for these periods are presented throughout this report excluding the impact of the Company’s sale of its businesses in Latam to a developmental licensee organization. While the Company has previously converted certain other markets to a developmental license structure, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted results better reflect the underlying business trends relevant to the periods presented.

The following tables present reconciliations of the key consolidated operating results for the quarters and nine months ended September 30, 2007 and 2006 to the operating results excluding the impact of the Latam transaction.

Quarters Ended September 30,	2007	Latam Transaction		2007 Excluding Latam Transaction	2006	Adjusted % Inc	Adjusted Currency Translation Benefit		Adjusted % Inc Excluding Currency Translation
Revenues	$5,900.9			$5,900.9	$5,503.2	7	$252.8		3
Operating income	1,524.8	$(45.5	)*	1,570.3	1,288.3	22	63.4		17
Income from continuing operations	1,003.7	3.9		999.8	841.7	19	41.4		14
Income from discontinued operations	67.5			67.5	1.6	n/m	—		n/m
Net income	1,071.2	3.9		1,067.3	843.3	27	41.4		22
Income per share from continuing operations-diluted	0.83	—		0.83	0.68	22	0.04	**	16
Income per share from discontinued operations-diluted	0.06			0.06	—	n/m	—		n/m
Income per share-diluted	0.89	0.01		0.88	0.68	29	0.03		25

Nine Months Ended September 30,	2007	Latam Transaction		2007 Excluding Latam Transaction	2006	Adjusted % Inc	Adjusted Currency Translation Benefit		Adjusted % Inc Excluding Currency Translation
Revenues	$17,033.0			$17,033.0	$15,449.9	10	$654.2		6
Operating income	2,524.4	$(1,639.9	)***	4,164.3	3,325.1	25	147.2		21
Income from continuing operations	1,061.8	(1,577.7)		2,639.5	2,114.4	25	89.2		21
Income from discontinued operations	60.1			60.1	188.3	n/m	—		n/m
Net income	1,121.9	(1,577.7)		2,699.6	2,302.7	17	89.2		13
Income per share from continuing operations-diluted	0.87	(1.30)		2.17	1.68	29	0.07		25
Income per share from discontinued operations-diluted	0.05			0.05	0.15	n/m	—		n/m
Income per share-diluted	0.92	(1.30)		2.22	1.83	21	0.07		17

*	Included impairment and other charges of $52.7 million, partly offset by a benefit of $7.2 million due to eliminating depreciation on the assets in Latam in mid-April 2007.

**	The currency translation benefit on reported net income per share from continuing operations-diluted, including the Latam transaction, was $0.03.

***	Included impairment and other charges of $1,664.6 million, partly offset by a benefit of $24.7 million due to eliminating depreciation on the assets in Latam in mid-April 2007.

Net Income and Diluted Net Income per Common Share

For the third quarter 2007, net income was $1,071.2 million and diluted net income per common share was $0.89. In August 2007, the Company sold its investment in Boston Market. As a result, Boston Market’s results of operations and transaction gain are reflected as income from discontinued operations of $67.5 million or $0.06 per share. Income from continuing operations was $1,003.7 million or $0.83 per share. These results included a net benefit of $3.9 million related to the Company’s sale of its businesses in Latam to a developmental licensee.

For the third quarter 2006, net income was $843.3 million and diluted net income per common share was $0.68, which included income from continuing operations of $841.7 million or $0.68 per share and $1.6 million of income from discontinued operations related to both Chipotle and Boston Market. The 2006 results also included $13.1 million after tax or $0.01 per share of impairment and other charges primarily in APMEA.

For the nine months 2007, net income was $1,121.9 million and diluted net income per common share was $0.92, which included income from continuing operations of $1,061.8 million or $0.87 per share and $60.1 million or $0.05 per share of income from discontinued operations related to Boston Market. The results for the nine months 2007 included $1,577.7 million or $1.30 per share of net expense related to the Latam transaction. This reflects an impairment charge of $1.32 per share, partly offset by a $0.02 per share benefit due to eliminating depreciation on the assets in Latam in mid-April 2007 in accordance with accounting rules. Excluding the impact of the Latam transaction, income from continuing operations was $2,639.5 million and diluted net income per share from continuing operations was $2.17.

For the nine months 2006, net income was $2,302.7 million and diluted net income per common share was $1.83 per share. The 2006 results included income from continuing operations of $2,114.4 million or $1.68 per share and $188.3 million or $0.15 per share of income from discontinued operations related to both Chipotle and Boston Market. In addition to the impairment charges noted above for the third quarter 2006, results for the nine months 2006 also included $0.07 per share of impairment and other charges primarily related to strategic actions taken to enhance overall profitability and improve returns, as well as $0.01 per share of net incremental expense primarily related to a tax law change in Canada.

During the third quarter, the Company repurchased 18.1 million shares of its stock for $927.1 million, bringing the total repurchases for the first nine months of 2007 to 53.8 million shares or $2.6 billion.

Impact of Foreign Currency Translation

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Quarters Ended September 30,	2007	2006	2007
Revenues	$ 5,900.9	$ 5,503.2	$252.8
Combined operating margins*	2,121.2	1,875.2	81.1
Selling, general & administrative expenses	569.4	555.1	(17.6)
Operating income**	1,570.3	1,288.3	63.4
Income from continuing operations**	999.8	841.7	41.4
Net income**	1,067.3	843.3	41.4
Income from continuing operations per common share – diluted**	0.83	0.68	0.04
Net income per common share – diluted**	0.88	0.68	0.03

Nine Months Ended September 30,	2007	2006	2007
Revenues	$17,033.0	$15,449.9	$654.2
Combined operating margins*	5,844.6	5,107.8	196.8
Selling, general & administrative expenses	1,706.5	1,641.1	(47.6)
Operating income**	4,164.3	3,325.1	147.2
Income from continuing operations**	2,639.5	2,114.4	89.2
Net income**	2,699.6	2,302.7	89.2
Income from continuing operations per common share – diluted**	2.17	1.68	0.07
Net income per common share – diluted**	2.22	1.83	0.07

*	Reflects both franchised and Company-operated margin dollars.

**	2007 results exclude the impact of the Latam transaction in order to provide management’s view of the underlying business performance.

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and net income per share for the quarter and nine months, primarily driven by the stronger Euro, British Pound and Australian Dollar.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended September 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,199.7	$1,124.4	7	7
Europe	1,818.4	1,580.5	15	7
APMEA	834.7	708.2	18	12
Latin America	179.8	406.1	(56)	(59)
Canada	243.6	238.5	2	(5)
Total	$4,276.2	$4,057.7	5	1
Franchised and affiliated revenues
U.S.	$ 833.3	$ 786.7	6	6
Europe	565.5	482.1	17	9
APMEA	122.3	96.5	27	17
Latin America	39.4	25.6	54	47
Canada	64.2	54.6	18	10
Total	$1,624.7	$1,445.5	12	9
Total revenues
U.S.	$2,033.0	$1,911.1	6	6
Europe	2,383.9	2,062.6	16	7
APMEA	957.0	804.7	19	13
Latin America	219.2	431.7	(49)	(53)
Canada	307.8	293.1	5	(2)
Total	$5,900.9	$5,503.2	7	3

REVENUES Dollars in millions
Nine Months Ended September 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$ 3,491.7	$ 3,273.4	7	7
Europe	4,965.5	4,346.1	14	6
APMEA	2,306.2	1,994.0	16	11
Latin America	1,077.8	1,117.2	(4)	(7)
Canada	666.6	662.7	1	(2)
Total	$12,507.8	$11,393.4	10	5
Franchised and affiliated revenues
U.S.	$ 2,399.0	$ 2,272.8	6	6
Europe	1,525.0	1,280.5	19	10
APMEA	333.1	278.3	20	13
Latin America	101.5	76.2	33	29
Canada	166.6	148.7	12	9
Total	$ 4,525.2	$ 4,056.5	12	8
Total revenues
U.S.	$ 5,890.7	$ 5,546.2	6	6
Europe	6,490.5	5,626.6	15	7
APMEA	2,639.3	2,272.3	16	12
Latin America	1,179.3	1,193.4	(1)	(5)
Canada	833.2	811.4	3	—
Total	$17,033.0	$15,449.9	10	6

Consolidated revenues increased 7% (3% in constant currencies) for the quarter and 10% (6% in constant currencies) for the nine months, primarily due to positive comparable sales in all segments, partly offset by the Company’s sale of its Latam businesses. Upon completion of the Latam sale in August 2007, the Company receives royalties based on a percent of sales in these markets. All royalties are recorded in franchised and affiliated revenues.

In the U.S., the increases in revenues for the quarter and nine months were primarily driven by our market-leading breakfast business, beverages, and the ongoing appeal of new products such as the Snack Wrap, as well as continued focus on everyday value and convenience.

In Europe, the constant currency increases in revenues for the quarter and nine months were primarily due to strong comparable sales in France and Russia (which is entirely Company-operated), as well as positive comparable sales throughout the segment. These increases were partly offset by a higher proportion of franchised and affiliated restaurants compared with 2006, primarily due to sales of Company-operated restaurants, in conjunction with our overall franchising strategy, specifically in the U.K.

In APMEA, the constant currency increases in revenues for the quarter and nine months were primarily driven by strong comparable sales in China and Australia, as well as positive comparable sales in substantially all other markets. In addition, expansion in China contributed to the increases.

In Latin America, Company-operated sales declined while franchised and affiliated revenues increased for the quarter and nine months as a result of the completion of the Latam transaction in third quarter 2007.

In Canada, revenues for the quarter and nine months were negatively impacted by a higher proportion of franchised and affiliated restaurants compared with 2006, as a result of sales of Company-operated restaurants, in conjunction with our overall franchising strategy.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2007 and 2006:

COMPARABLE SALES
	% Increase
	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
U.S.	5.1	4.1	4.9	4.9
Europe	6.5	7.6	7.4	5.3
APMEA	11.4	6.1	10.3	5.8
Latin America	18.3	15.4	19.0	14.6
Canada	1.4	4.5	2.0	5.2
Total	6.9	5.8	6.9	5.5

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2007:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2007		Nine Months Ended September 30, 2007
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	6	6	6	6
Europe	16	8	17	8
APMEA	18	14	15	13
Latin America	27	20	26	21
Canada	9	2	6	3
Total	12	8	11	8

Operating Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2007	2006	2007	2006
Franchised
U.S.	83.2	82.3	$692.9	$647.5	7	7
Europe	79.4	78.6	449.3	378.7	19	10
APMEA	88.4	89.1	108.1	86.0	26	17
Latin America	92.6	71.9	36.5	18.4	98	90
Canada	78.7	78.9	50.5	43.1	17	9
Total	82.3	81.2	$1,337.3	$1,173.7	14	10
Company-operated
U.S.	18.4	19.0	$220.2	$213.1	3	3
Europe	19.5	18.3	354.8	289.7	22	14
APMEA	15.8	13.9	132.2	98.1	35	28
Latin America	20.1	14.3	36.1	58.0	(38)	(41)
Canada	16.6	17.9	40.6	42.6	(5)	(11)
Total	18.3	17.3	$783.9	$701.5	12	7

Nine Months Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc /(Dec) Excluding Currency Translation
	2007	2006	2007	2006
Franchised
U.S.	82.8	82.2	$1,985.6	$1,868.5	6	6
Europe	77.9	77.4	1,187.3	990.7	20	11
APMEA	88.0	87.7	293.2	244.2	20	14
Latin America	83.0	71.5	84.3	54.5	55	50
Canada	78.1	77.7	130.2	115.6	13	9
Total	81.3	80.7	$3,680.6	$3,273.5	12	9
Company-operated
U.S.	18.6	19.0	$649.6	$622.5	4	4
Europe	17.8	16.2	882.4	701.9	26	17
APMEA	15.0	12.8	346.8	254.3	36	30
Latin America	16.7	13.2	179.8	147.5	22	18
Canada	15.8	16.3	105.4	108.1	(2)	(5)
Total	17.3	16.1	$2,164.0	$1,834.3	18	13

Franchised margin dollars increased $163.6 million for the quarter or 14% (10% in constant currencies) and $407.1 million for the nine months or 12% (9% in constant currencies). The U.S. and Europe segments accounted for more than 85% of the franchised margin dollars in both periods.

•	In the U.S., the increases in franchised margin percent for the quarter and nine months were primarily driven by positive comparable sales.

•

Europe’s franchised margin percent for the quarter and nine months improved due to strong comparable sales, partly offset by the impact of sales of certain Company-operated restaurants to franchisees and affiliates, primarily in the U.K.

•

Latin America’s franchised margin percent for the quarter and nine months increased significantly as a result of the sale of Latam in third quarter 2007. The Company receives royalties based on a percent of sales in these markets.

Company-operated margin dollars increased $82.4 million or 12% (7% in constant currencies) for the quarter and $329.7 million or 18% (13% in constant currencies) for the nine months. The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in both periods.

•	In the U.S., positive comparable sales were offset by cost pressures including higher commodity and labor costs.

•	In Europe, the Company-operated margin percent increased for the quarter and nine months primarily due to strong comparable sales, partly offset by higher labor costs.

•	In APMEA, the Company-operated margin percent for the quarter and nine months increased due to strong comparable sales, partly offset by higher labor costs.

•

In Latin America, the Company-operated margin for the quarter and nine months 2007 reflected operations through the date of sale of Latam and the benefit due to the discontinuation of depreciation on the assets in Latam beginning in mid-April 2007.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Food & paper	32.9	33.1	33.1	33.2
Payroll & employee benefits	25.7	25.4	25.9	26.0
Occupancy & other operating expenses	23.1	24.2	23.7	24.7
Total expenses	81.7	82.7	82.7	83.9
Company-operated margins	18.3	17.3	17.3	16.1

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 3% (decreased 1% in constant currencies) for the quarter and increased 4% (1% in constant currencies) for the nine months. Both periods of 2007 reflected higher employee-related costs and a positive impact due to the Latam transaction. Selling, general & administrative expenses as a percent of revenues decreased to 10.0% for the nine months 2007 compared with 10.6% for 2006 and as a percent of Systemwide sales decreased to 3.7% for 2007 compared with 3.9% for 2006.

Impairment and Other Charges, Net

In the third quarter and nine months 2007, the Company recorded expense of $52.7 million and $1.7 billion, respectively, primarily related to the Company’s sale of its Latam businesses to a developmental licensee organization.

In the third quarter 2006, the Company recorded $17.3 million of expense primarily related to the following items: an additional loss on the transfer of the Company’s ownership interest in Thailand to a developmental licensee ($7.1 million) and a goodwill impairment charge in South Korea ($6.7 million).

For the nine months 2006, the Company recorded $125.5 million of expense primarily related to the following items: the closing of 25 restaurants in the U.K. in conjunction with an overall restaurant portfolio review ($41.8 million); losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees ($30.2 million); costs to buy out certain litigating franchisees in Brazil ($29.3 million); asset write-offs and other charges in APMEA ($17.5 million); and a goodwill impairment charge in South Korea ($6.7 million).

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gains on sales of restaurant businesses	$(18.9)	$(8.9)	$(54.2)	$(23.8)
Equity in earnings of unconsolidated affiliates	(43.2)	(30.9)	(90.2)	(59.2)
Asset dispositions and other expense	36.4	54.3	91.5	99.1
Total	$(25.7)	$14.5	$(52.9)	$16.1

Gains on sales of restaurant businesses increased as a result of our franchising strategy in the Company’s major consolidated markets.

Equity in earnings of unconsolidated affiliates increased primarily due to improved results from our Japanese affiliate.

Operating Income

OPERATING INCOME EXCLUDING THE IMPACT OF THE LATAM TRANSACTION* Dollars in millions
Quarters Ended September 30,	2007	2006	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
U.S.	$750.5	$688.3	9	9
Europe	627.4	505.0	24	15
APMEA	182.4	112.3	62	52
Latin America*	47.2	22.0	n/m	n/m
Canada	71.9	63.8	13	5
Corporate & Other	(109.1)	(103.1)	(6)	(6)
Total*	$1,570.3	$1,288.3	22	17

Nine Months Ended September 30,	2007	2006	% Inc	% Inc Excluding Currency Translation
U.S.	$2,154.0	$2,007.9	7	7
Europe	1,542.2	1,184.4	30	21
APMEA	471.1	273.1	73	64
Latin America*	131.5	25.4	n/m	n/m
Canada	178.9	153.4	17	13
Corporate & Other	(313.4)	(319.1)	2	2
Total*	$4,164.3	$3,325.1	25	21

n/m Not meaningful

*	Results for 2007 exclude the impact of the Latam transaction of $45.5 million and $1,639.9 million for the quarter and nine months respectively, in order to provide management’s view of the underlying business performance.

In the U.S., results increased for the quarter and nine months primarily due to higher combined operating margin dollars.

In Europe, operating results for the quarter and nine months 2007 reflected strong performance in France and Russia, as well as positive results in most other markets. Results for the nine months 2006 included impairment and other charges totaling $49.3 million.

In APMEA, operating results for the quarter and nine months 2007 were driven by improved results in China, Japan, Australia and most other markets. Results for the quarter and nine months 2006 included impairment and other charges totaling $15.2 million and $46.0 million, respectively.

Interest Expense

Interest expense for the quarter and nine months decreased primarily due to lower average debt levels, partly offset by higher average interest rates and stronger foreign currencies.

Nonoperating Income, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$(32.0)	$(39.8)	$(82.9)	$(109.2)
Translation (gain) / loss	(1.6)	1.9	1.9	(1.5)
Other expense	6.9	6.3	20.7	18.7
Total	$(26.7)	$(31.6)	$(60.3)	$(92.0)

Interest income decreased for both periods primarily due to lower cash levels.

Income Taxes

The following tables present the provision for income taxes, the effective income tax rates and the impact of the Latam transaction for the quarters and nine months ended September 30, 2007 and 2006.

	2007
Quarters Ended September 30,	Reported Amount	Latam Transaction	Excluding Latam Transaction	2006
Income (loss) from continuing operations before provision for income taxes	$1,453.6	$(45.5)	$1,499.1	$1,217.0
Provision (benefit) for income taxes	449.9	(49.4)	499.3	375.3
Income from continuing operations	$1,003.7	$3.9	$999.8	$841.7
Effective income tax rate	31.0%	n/m	33.3%	30.8%

	2007
Nine Months Ended September 30,	Reported Amount	Latam Transaction	Excluding Latam Transaction	2006
Income (loss) from continuing operations before provision for income taxes	$2,287.8	$(1,639.9)	$3,927.7	$3,114.2
Provision (benefit) for income taxes	1,226.0	(62.2)	1,288.2	999.8
Income (loss) from continuing operations	$1,061.8	$(1,577.7)	$2,639.5	$2,114.4
Effective income tax rate	n/m	n/m	32.8%	32.1%

n/m Not meaningful

The third quarter tax benefit for the Latam transaction was primarily due to the ability to utilize additional capital losses as a result of additional capital gains generated during the third quarter.

The nine months tax benefit for the Latam transaction was minimal due to our inability to utilize most of the capital losses generated by this transaction.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations and transaction gain have been reflected in discontinued operations. In connection with the sale, the Company received proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. In addition, Boston Market’s net loss for the third quarter 2007 and 2006 was $1.1 million and $1.6 million, respectively. Boston Market’s net loss for the nine months 2007 and 2006 was $8.5 million and $2.6 million, respectively.

During 2006, the Company disposed of its entire investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result, Chipotle’s results of operations and transaction gains are reflected in discontinued operations.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax, while still retaining majority ownership. In addition, Chipotle’s net income for the third quarter and nine months 2006 was $3.2 million and $17.5 million, respectively.

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

An alternative accounting policy would be to recharacterize some or all of the loss as an intangible asset and amortize it to expense over future periods based on the term of the relevant licensing arrangement and as revenue is recognized for royalties and initial franchise fees. For the Latam transaction, approximately $900 million of the $1.7 billion impairment charge could have been recharacterized as an intangible asset and amortized over the franchise term of 20 years, resulting in about $45 million of expense annually. This policy would be based on a view that the consideration for the sale consists of two components – the cash sales price and the future royalties and initial franchise fees.

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

Cash provided by operations totaled $3,591.6 million and exceeded capital expenditures by $2,369.5 million for the nine months. Cash provided by operations increased $586.7 million compared to the nine months in 2006 primarily due to lower income tax payments and stronger operating results in 2007.

Cash used for investing activities totaled $391.3 million for the nine months, a decrease of $358.8 million, primarily due to net proceeds received from the Latam transaction in 2007, partly offset by higher capital expenditures in 2007. Consistent with the Company’s strategies, capital expenditures increased $135.3 million for the nine months due to higher investments in existing restaurants, primarily in Europe and APMEA, and for new restaurants in the U.S.

Cash used for financing activities totaled $2,446.3 million for the nine months, a decrease of $140.2 million primarily due to lower net repayments and higher proceeds from stock option exercises, partly offset by higher treasury stock purchases in 2007 compared to 2006.

Debt obligations at September 30, 2007 totaled $7,747.1 million compared with $8,407.6 million at December 31, 2006. The decrease in 2007 was primarily due to net repayments of $951.6 million and SFAS No. 133 noncash fair value adjustments of $30.6 million, partly offset by the impact of changes in exchange rates on foreign currency-denominated debt of $313.6 million. In October 2007, the Company issued $1.5 billion of additional U.S. Dollar denominated debt obligations, consisting of $850 million, 6.3% Notes due 2037 and $650 million, 5.8% Notes due 2017.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008, but the Company has not yet decided whether it will adopt this optional standard.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2007	2006
Operated by franchisees	20,204	18,469
Operated by the Company	7,004	8,243
Operated by affiliates	4,031	4,181
Systemwide restaurants	31,239	30,893

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

We developed the Plan to Win to address the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about our products, all of which can drive consumer perceptions or affect the willingness of other companies to enter into site, supply or other arrangements or alliances with us, as well as our success in addressing these trends and factors or other competitive pressures;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires the trust and confidence of our customers;

•

Our ability to respond effectively to adverse consumer perceptions about the quick-service segment of the informal eating out market, our products and promotions (including the premiums we offer, such as our Happy Meal toys) or the reliability of our supply chain and the safety of the ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues involving other companies;

•

The success of our plans to improve existing products and to roll-out new products and product line extensions, as well as the impact of our competitors’ actions, including in response to our product improvements and introductions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

•

Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant;

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share;

•

The impact of events such as boycotts, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect the vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

•	Our ability to recruit and retain qualified local personnel to manage our operations and growth in certain developing markets, particularly in APMEA;

•

Our ability to drive restaurant improvements and to motivate our restaurant personnel to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•	Our ability to maintain alignment with our franchisees on capital-intensive and other operating initiatives;

•

The risks to our Brand if a franchisee or licensee defaults in its obligations, particularly requirements to pay royalties, make investments and open new restaurants, or projects a brand image inconsistent with our values, which risks are more significant if an agreement places multiple markets or a large number of restaurants under the control of a single franchisee or licensee as is the case in Latin America;

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

Our plans call for further reductions in Company-operated restaurants by franchising them or entering into developmental license agreements. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

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

•

The risk that our contractual and other rights and remedies to protect against defaults by our counterparties will be limited by local law, costly to exercise or otherwise subject to limitations or litigation that may impair our ability to prevent or mitigate any adverse impact on our Brand or on the financial performance we expect under our franchising and developmental license agreements; and

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•

Our ability to manage recent upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates and the effects of local governmental initiatives to manage through national economic conditions such as consumer spending and inflation rates;

•

The impact on our margins of labor costs given our labor-intensive business model, the trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

•

Whether we are able to identify and develop restaurant sites, either directly or through licensees or other parties, consistent with our plans for net growth of Systemwide restaurants from year to year, and whether new sites are as profitable as expected;

•

Whether the improvements in operating results in markets such as the U.K. and Japan will be sustained and whether we can develop effective initiatives in other markets that may be experiencing challenges;

•

The challenges and uncertainties associated with operating in developing and high growth markets, such as Russia, India and China, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

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

•

The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences among applicable legal requirements and laws and among practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third party suppliers;

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment matters and landlord / tenant disputes, the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our Brand and products;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	The costs and other effects of compliance with U.S. federal and state initiatives regarding immigration reform;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import-export controls or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to government investigations, whether or not they have merit or are undertaken to achieve political impact;

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with consumer fraud and the loss of consumer confidence that may result from alleged security breaches involving our point of sale and other systems; and

•

The impact of changes in accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS in connection with our tax audits, all of which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are:

•

General market conditions and governmental actions or reports about economic activity that may have a market-moving impact, regardless of whether the action or activity directly relates to our business;

•	Actions or reports by U.S. authorities, which are of special import because the United States is our largest segment and our principal trading market;

•

Trading activity in our common stock (whether in the cash or derivative markets), which can reflect not only investor expectations about our business, but also significant purchases by shareholders who may seek to affect our business strategies, or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate and, particularly, changes in our debt levels, which can result in adjustments to our credit ratings, which in turn could affect our interest expense, our ability to obtain funding on favorable terms, including to refinance existing debt, and our flexibility, especially if lenders impose new operating or financial covenants.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 2, 2004, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois (Case No. 04C-2422) (Allan Selbst v. McDonald’s Corporation, Jack M. Greenberg, Matthew H. Paull and Michael J. Roberts), alleging violation of federal securities laws. Two nearly identical actions were subsequently filed in the same court. On October 19, 2004, the lead plaintiff filed its amended and consolidated class action complaint, alleging, among other things, that the Company and individual defendants misled investors by issuing false and misleading financial reports and earnings projections in a series of press releases and other public statements between December 14, 2001 and January 22, 2003, thereby overstating the Company’s current and anticipated earnings. The amended complaint seeks class action certification, unspecified compensatory damages, and attorneys’ fees and costs. On January 18, 2005, the defendants filed a motion to dismiss the amended complaint. On September 21, 2005, the Court denied this motion. The lead plaintiff then filed its first amended complaint on October 7, 2005. On November 16, 2005, the defendants moved to dismiss the first amended complaint. On May 17, 2006, the court granted the defendants’ motion to dismiss the amended complaint without prejudice, giving the plaintiffs another chance to state a claim. On June 16, 2006, the plaintiffs filed their second amended complaint. On July 17, 2006, the defendants filed their motion to dismiss the complaint. On December 15, 2006, the Court granted defendants’ motion to dismiss with prejudice. On January 16, 2007, the plaintiffs filed their notice of appeal from the Court’s order of dismissal. On August 24, 2007, the plaintiffs voluntarily dismissed their appeal, thereby ending this legal proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
July 1-31, 2007	6,873,373	$51.19	6,873,373	$4,455,720,000
August 1-31, 2007	7,080,457	$49.48	7,080,457	4,105,352,000
September 1-30, 2007	4,119,885	$54.60	4,119,885	9,775,060,000
Total	18,073,715	$51.30	18,073,715	$9,775,060,000

*	In October 2001, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. The Company’s Board of Directors subsequently increased the size of the program by $5.0 billion in March 2006 and $3.0 billion in May 2007.

On September 12, 2007, the Company’s Board of Directors terminated the existing share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. All of the shares repurchased during September 2007 were authorized for repurchase under the new program. As of September 30, 2007, the maximum dollar amount that may yet be purchased under the new program was $9,775,060,000.

The Company repurchases shares directly in the open market during limited time frames in each month consistent with its internal trading policies and also repurchases shares under plans complying with Rule 10b5-1 under the Securities Exchange Act during periods when it is prohibited from making direct share repurchases under those policies.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of November 9, 2006, incorporated herein by reference from Form 8-K dated November 8, 2006.

(4)	Instrumentsdefining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

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

(10)	Material Contracts:

	(a)	Directors’ Deferred Compensation Plan, as amended and restated March 22, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2005, as amended and restated June 2, 2005, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.**

(i) First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, as amended and restated June 2, 2005, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K for the year ended December 31, 2001.**

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K for the year ended December 31, 2002.**

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.**

	(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2001.**

(i) First Amendment To McDonald’s Corporation 1975 Stock Ownership Option Plan As Amended And Restated, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.**

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2001.**

(i) First Amendment To McDonald’s Corporation 1992 Stock Ownership Incentive Plan As Amended And Restated, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.**

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2000.**

	(g)	Executive Retention Plan, as amended and restated December 1, 2004, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.**

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.**

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.**

(ii) Second Amendment to McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 14, 2007, incorporated herein by reference from Form 10-Q for the quarter ended March 31, 2007.**

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors on December 3, 2003, incorporated herein by reference from Form 10-K for the year ended December 31, 2003.**

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.**

	(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2004.**

	(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.**

	(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2005.**

	(m)	McDonald’s Corporation Severance Plan, effective April 1, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.**

	(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.**

	(o)	Assignment Agreement between Timothy Fenton and the Company, dated January 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.**

	(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K for the year ended December 31, 2006.**

	(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2007.**

	(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION
(Registrant)

November 2, 2007	/s/ Matthew H. Paull
Matthew H. Paull Corporate Senior Executive Vice President and Chief Financial Officer