Form 10-K
period 2007-12-31
MCDONALDS CORP
filed 2008-02-25
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                  Large accelerated filer    ☒                            Accelerated filer    ☐

                  Non-accelerated filer    ☐      (do not check if a smaller reporting company)      Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was $60,470,417,745.

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 1,151,643,390.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2008 definitive proxy statement which will be filed no later than 120 days after December 31, 2007.

McDONALD’S CORPORATION

The following trademarks used herein are the property of McDonald’s Corporation or the Company: Big Mac, Chicken McNuggets,

Chicken Selects, Cinnamon Melts, Egg McMuffin, Filet-O-Fish, Happy Meal, McCafe, McDonald’s, mcdonalds.com, McFlurry, McGriddles, McSkillet Burrito, Quarter Pounder, Sausage McMuffin, Snack Wrap, Teriyaki Mac and The Golden Arches Logo. All other trademarks are property of their respective owners.

PART I

ITEM 1. BUSINESS

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2007, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

b. Financial information about segments

Segment data for the years ended December 31, 2007, 2006 and 2005 are included in Part II, Item 8, page 45 of this Form 10-K.

c. Narrative description of business

•	General

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

The Company also has a minority ownership interest in U.K.-based Pret A Manger. The Company owned Boston Market prior to its sale in August 2007. Prior to October 2006, the Company had an ownership interest in Chipotle Mexican Grill (Chipotle). During 2006, the Company disposed of its investment in Chipotle through sales of shares and ultimately a tax-free exchange of all remaining shares held.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of conventional franchise arrangements (franchisees), or by affiliates and developmental licensees operating under license agreements.

The Company’s operations are designed to assure consistency and high quality at every restaurant. When granting franchises or licenses, the Company is selective and generally is not in the practice of franchising to passive investors.

Under the conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company generally shares the initial investment by owning the land and building or securing long-term leases for both Company-operated and conventional franchised restaurant sites. A discussion regarding site selection is included in Part I, Item 2, page 5 of this Form 10-K.

Franchisees contribute to the Company’s revenue stream through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees. The conventional franchise arrangement typically lasts 20 years and franchising practices are generally consistent throughout the world. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company generally has no capital invested, we receive a royalty based on a percent of sales, as well as initial fees. During 2007, the Company sold its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. These markets are referred to as “Latam.”

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

McDonald’s restaurants in the U.S. and many international markets offer a full-or limited-breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, hotcakes and muffins.

•	Intellectual property

The Company owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the trademarks “McDonald’s” and “The Golden Arches Logo,” which are of material importance to the Company’s business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying remaining durations.

•	Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005 in Part II, Item 7, pages 11 through 30, and the Consolidated statement of cash flows for the years ended December 31, 2007, 2006 and 2005 in Part II, Item 8, page 34 of this Form 10-K.

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

In the U.S., there are approximately 575,000 restaurants that generated about $360 billion in annual sales in 2007. McDonald’s restaurant business accounts for 2.4% of those restaurants and 7.9% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

•	Research and development

The Company operates research and development facilities in the U.S., Europe and Asia. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the Company, its franchisees and suppliers (collectively referred to as the System).

•	Environmental matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations. During 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 390,000 as of year-end 2007.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 11 through 30 and Segment and geographic information in Part II, Item 8, page 45 of this Form 10-K.

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

The Company’s Chief Executive Officer, James A. Skinner, certified to the New York Stock Exchange (NYSE) on June 19, 2007, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

ITEM 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2008. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. By far the most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under franchise, developmental license or joint venture agreements is driven by many factors whose interrelationship is complex and changing. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate and our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand and may adversely affect our results.

These risks can have an impact both in the near-and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

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

•

Our ability to respond effectively to adverse consumer perceptions about the quick-service segment of the informal eating out market, our products and promotions (including the premiums we offer, such as our Happy Meal toys) or the reliability of our supply chain and the safety of the ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

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

•	Our ability to recruit and retain qualified local personnel to manage our operations and growth in certain developing markets;

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

In recent years, we have reduced the number of Company-operated restaurants and we are planning further reductions by franchising Company-operated restaurants or entering into developmental license agreements. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

•

Our ability to identify prospective franchisees and licensees with the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants and how quickly we can reach agreement with our counterparties, which we expect will vary by market and could also vary significantly from period to period;

•

The nature and amount of contingent liabilities and other exposures we may retain in connection with developmental license agreements, such as the indemnification obligations we may incur as a result of the Latam transaction;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•

Our ability to manage upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates and local governmental actions to manage national economic conditions, such as consumer spending, inflation rates and unemployment levels, particularly in the United States, which could face a challenging economy in 2008;

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

•	Whether we can develop effective initiatives in markets that may be experiencing challenges;

•

The challenges and uncertainties associated with operating in developing and high growth markets, such as China, Russia and India, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

•

The success of our strategy in China, where we are planning significant growth, including our ability to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility; and

•

The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings, such as those that may occur as we change our ownership mix as described above.

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face are the following:

•

Our ability to manage the cost, compliance and other risks associated with the often conflicting regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect consumer perceptions and increase our exposure to litigation or governmental investigations or proceedings, and the impact of new, potential or changing regulation that affects or restricts elements of our business, particularly those relating to advertising to children, nutritional content and product labeling and safety;

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

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment matters and landlord/tenant disputes, the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our Brand and products;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•	The costs and other effects of compliance with U.S. federal and state regulations regarding immigration and the enforcement of those regulations;

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

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are:

•

Governmental actions or media reports and commentary relating to economic activity or events, such as the current U.S. Presidential election, even where the action, report or event does not directly relate to our business or prospects, and particularly actions by U.S. authorities or U.S. economic activity, which are of special import because the United States is the principal trading market for our common stock;

•

Trading activity in our common stock (whether in the cash or derivative markets), which can reflect not only investor expectations about our business, but also significant purchases by shareholders who may seek to affect our business strategies, or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate and, particularly, changes in our debt levels that can result in adjustments to our credit ratings, which in turn could affect our interest expense, our ability to obtain funding on favorable terms, including to refinance existing debt, and our flexibility, especially if lenders impose new operating or financial covenants.

Our results can be adversely affected by disruptions or events, such as the impact of severe weather conditions and natural disasters.

Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can have an adverse impact on consumer spending and confidence levels and in turn the McDonald’s System and our results and prospects in the affected markets. Our receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to offset our losses fully.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 11 through 30 and in Financial statements and supplementary data in Part II, Item 8, pages 31 through 48 of this Form 10-K.

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

On or about February 17, 2003, two minors, by their parents and guardians, filed an Amended Complaint against McDonald’s Corporation in the United States District Court for the Southern District of New York (Case No. 02 Civ. 7821 (RWS)) (Ashley Pelman, a child under the age of 18 years, by her mother and natural guardian, Roberta Pelman, and Jazlen Bradley, a child under the age of 18 years, by her father and natural guardian, Israel Bradley, v. McDonald’s Corporation) seeking class action status on behalf of individuals in New York under the age of 18 (and their parents and/or guardians), who became obese or developed other adverse health conditions allegedly from eating McDonald’s products. On September 3, 2003, the Court dismissed all counts of the complaint with prejudice. On January 25, 2005, following an appeal by the plaintiffs, the Second Circuit Court of Appeals Court vacated the District Court’s decision to dismiss alleged violations of Section 349 of the New York Consumer Protection Act as set forth in Counts I-III of the amended complaint.

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

•	Allergens

Plaintiffs have filed 38 complaints against the Company (and in some instances our franchisee or a franchisee’s operating company), alleging that McDonald’s misrepresented its french fries and hash browns as free of wheat, gluten and/or milk, when the french fries and hash browns allegedly contain derivatives of wheat, gluten and/or milk. Eight of the cases have been consolidated into one action that seeks to form a national class of consumers, generally defined as individuals who purchased McDonald’s french fries and hash browns and who have allergies or sensitivities to consumption of wheat and/or dairy products. The first case of this type, Debra Moffatt v. McDonald’s Corporation (MDL Case No. 06-cv-4467), was filed on February 17, 2006 in the Federal District Court for the Northern District of Illinois. The remaining 30 cases seek damages only for an individual plaintiff or a minor child on whose behalf the action was brought. The first case of this type, Annalise Chimiak v. McDonald’s Corporation and R & L Partnership (Case No. 2006CA3337), was filed on April 4, 2006 in the Circuit Court of Palm Beach County, Florida. Currently, 14 cases, including Moffatt, have been transferred and consolidated for pretrial purposes, and are pending as an MDL in the Federal District Court for the Northern District court of Illinois. Likewise, 17 cases, including Chimiak, have been consolidated for pretrial purposes in the Circuit County of Palm Beach, Florida. One case is currently pending in the Federal District Court for the District of New Jersey. The remaining six cases are pending in state courts in California, Illinois, Maryland, Texas and Virginia.

The complaints include claims for violation of state consumer fraud acts, unfair competition or deceptive trade practices acts, strict liability, failure to warn, negligence, breach of express and implied warranties, fraud and fraudulent concealment, negligent misrepresentation and concealment, unjust enrichment, and false advertising. They seek to recover unspecified compensatory and punitive damages, restitution and disgorgement of profits, and attorneys’ fees.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims, and intends to defend its interests vigorously.

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

Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing, promotion and pay practices, including wage and hour disputes, alleged discrimination and compliance with employment laws.

•	Customers

Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public. In so doing, disputes arise as to products, service, incidents, advertising, nutritional and other disclosures as well as other matters common to an extensive restaurant business such as that of the Company.

•	Intellectual Property

The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third party intellectual property.

•	Government Regulations

Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, zoning and employment. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from the issuance of additional requirements in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

The following are the Executive Officers of our Company (as of the date of this filing):

Ralph Alvarez, 52, is President and Chief Operating Officer, a position to which he was elected in August 2006, and also has served as a Director since January 2008. He served as President of McDonald’s North America from January 2005 to August 2006 and as President, McDonald’s USA, from July 2004 to January 2005. From January 2003 to July 2004, Mr. Alvarez served as the Chief Operations Officer for McDonald’s USA. Except for a brief period in 1999, Mr. Alvarez has been with the Company for 13 years.

Jose Armario, 48, is Group President–McDonald’s Canada and Latin America, a position he has held since February 2008. He previously served as President, McDonald’s Latin America from December 2003 to February 2008 and served as Senior Vice President and International Relationship Partner for the northern markets in Latin America from July 2001 through November 2003. Mr. Armario has been with the Company for 11 years.

Peter J. Bensen, 45, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President–Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 11 years.

Mary N. Dillon, 46, is Corporate Executive Vice President–Global Chief Marketing Officer. She has served in that position since joining the Company in October 2005. Prior to joining the Company, she was Division President of Quaker Foods, a division of PepsiCo, from 2004 to October 2005. Prior to that role, Ms. Dillon served as Vice President of Marketing, Quaker Foods from 2002 to 2004. Ms. Dillon has been with the Company for two years.

Timothy J. Fenton, 50, is President, McDonald’s Asia/Pacific, Middle East and Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Prior to that time, he served as Senior Vice President, International Relationship Partner from September 1999 through May 2003. Mr. Fenton has been with the Company for 34 years.

Richard Floersch, 50, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for four years.

Denis Hennequin, 49, is President of McDonald’s Europe, a position he has held since July 2005. From January 2005 to July 2005, he served as Senior Vice President and International Relationship Partner of McDonald’s Europe. From January 2004 to January 2005, he served as Vice President of McDonald’s Europe. Prior to that time, he served as President and Managing Director of McDonald’s France from December 1996 to January 2004. Mr. Hennequin has been with the Company for 23 years.

Kevin M. Ozan, 44, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 to January 2008, he served as Corporate Vice President–Assistant Controller. Prior to that time, he served as a Senior Director in the following areas: Investor Relations (May 2006 to April 2007), Chicago Region Finance (August 2004 to April 2006), and Corporate Controller Group (March 2002 to August 2004). Mr. Ozan has been with the Company for 10 years.

Gloria Santona, 57, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 30 years.

James A. Skinner, 63, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004. Mr. Skinner has been with the Company for 36 years.

Jeffrey P. Stratton, 52, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 to December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 34 years.

Donald Thompson, 44, is President, McDonald’s USA, a position he has held since August 2006. He previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 through August 2006, as Executive Vice President, Restaurant Solutions Group from May 2004 through January 2005, and President, West Division, from October 2001 through May 2004. Mr. Thompson has been with the Company for 17 years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange composite tape and dividends declared per common share:

	2007			2006
DOLLARS PER SHARE	High	Low	Dividend	High	Low	Dividend
Quarter:
First	46.21	42.31	—	36.75	33.20	—
Second	52.88	44.26	—	35.99	31.73	—
Third	55.73	46.64	1.50	40.06	32.75	1.00
Fourth	63.69	54.67	—	44.68	38.95	—
Year	63.69	42.31	1.50	44.68	31.73	1.00

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2008 was estimated to be 1,140,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders either through share repurchases or dividends. The Company has paid dividends on common stock for 32 consecutive years through 2007 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

The following table presents information related to acquisitions of common stock the Company made during the three months ended December 31, 2007:

Issuer purchases of equity securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program*	Maximum dollar amount that may yet be purchased under the program*
October 1-31, 2007	5,279,707	$ 57.72	5,279,707	$ 9,470,312,000
November 1-30, 2007	15,582,754	58.16	15,582,754	8,564,069,000
December 1-31, 2007	2,413,476	59.82	2,413,476	8,419,696,000
Total	23,275,937	$ 58.23	23,275,937	$ 8,419,696,000

*	On September 12, 2007, the Company’s Board of Directors terminated a previously approved share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. As of December 31, 2007, the maximum dollar amount that may yet be purchased under the new program was $8,419,696,000. Consistent with the above authorization and subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	46,354,958	(1)	$ 30.33	45,814,464
Equity compensation plans not approved by security holders	24,605,708	(2)	35.30
Total	70,960,666		$ 32.05	45,814,464

(1)	Includes stock options outstanding under the following plans: 2001 Omnibus Stock Ownership Plan–41,200,070 shares; 1992 Stock Ownership Incentive Plan (1992 Plan)–1,682,774 shares; and Non-Employee Director Stock Option Plan–43,500 shares. Also includes 3,428,614 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options outstanding under the following plans: 1992 Plan–23,752,292; 1975 Plan–834,666; and 1999 Non-Employee Director Stock Option Plan–18,750.

ITEM 6. SELECTED FINANCIAL DATA

11-YEAR SUMMARY
DOLLARS IN MILLIONS,
EXCEPT PER SHARE DATA	2007		2006		2005		2004		2003		2002		2001		2000	1999	1998		1997
Company-operated sales	$16,611		15,402		14,018		13,055		11,810		10,622		10,245		10,018	9,504	8,895		8,136
Franchised and affiliated revenues	$6,176		5,493		5,099		4,834		4,344		3,905		3,829		3,776	3,747	3,526		3,273
Total revenues	$22,787		20,895		19,117		17,889		16,154		14,527		14,074		13,794	13,251	12,421		11,409
Operating income	$3,879	(1)	4,433	(4)	3,984		3,554	(7)	2,835	(8)	2,116	(9)	2,708	(10)	3,344	3,324	2,762	(11)	2,808
Income from continuing operations	$2,335	(1,2)	2,866	(4)	2,578	(6)	2,287	(7)	1,510	(8)	994	(9)	1,642	(10)	1,981	1,950	1,550	(11)	1,642
Net income	$2,395	(1,2,3)	3,544	(4,5)	2,602	(6)	2,279	(7)	1,471	(8,12)	893	(9,13)	1,637	(10)	1,977	1,948	1,550	(11)	1,642
Cash provided by operations	$4,876		4,341		4,337		3,904		3,269		2,890		2,688		2,751	3,009	2,766		2,442
Cash used for investing activities	$1,150		1,274		1,818		1,383		1,370		2,467		2,068		2,213	2,262	1,948		2,217
Capital expenditures	$1,947		1,742		1,607		1,419		1,307		2,004		1,906		1,945	1,868	1,879		2,111
Cash used for (provided by) financing activities	$3,996		5,460		(442)		1,634		1,737		511		624		537	627	860		214
Treasury stock repurchased	$3,949		3,719		1,228		605		439		687		1,090		2,002	933	1,162		765
Common stock cash dividends	$1,766		1,217		842		695		504		297		288		281	265	239		221
Financial position at year end:
Total assets	$29,392		28,974		29,989		27,838		25,838		24,194		22,535		21,684	20,983	19,784		18,242
Total debt	$9,301		8,408		10,137		9,220		9,731		9,979		8,918		8,474	7,252	7,043		6,463
Total shareholders’ equity	$15,280		15,458		15,146		14,201		11,982		10,281		9,488		9,204	9,639	9,465		8,852
Shares outstanding IN MILLIONS	1,165		1,204		1,263		1,270		1,262		1,268		1,281		1,305	1,351	1,356		1,371
Per common share:
Income from continuing operations–diluted	$1.93	(1,2)	2.29	(4)	2.02	(6)	1.80	(7)	1.18	(8)	0.78	(9)	1.25	(10)	1.46	1.39	1.10	(11)	1.15
Net income–diluted	$1.98	(1,2,3)	2.83	(4,5)	2.04	(6)	1.79	(7)	1.15	(8,12)	0.70	(9,13)	1.25	(10)	1.46	1.39	1.10	(11)	1.15
Dividends declared	$1.50		1.00		.67		.55		.40		.24		.23		.22	.20	.18		.16
Market price at year end	$58.91		44.33		33.72		32.06		24.83		16.08		26.47		34.00	40.31	38.41		23.88
Company-operated restaurants	6,906		8,166		8,173		8,179		8,030		8,115		7,547		6,841	6,022	5,433		4,887
Franchised restaurants	20,505		18,685		18,324		18,216		18,119		17,855		17,392		16,795	15,949	15,086		14,197
Affiliated restaurants	3,966		4,195		4,269		4,101		4,038		4,244		4,320		4,260	4,301	3,994		3,844
Total Systemwide restaurants	31,377		31,046		30,766		30,496		30,187		30,214		29,259		27,896	26,272	24,513		22,928
Franchised and affiliated sales(14)	$46,943		41,380		38,913		37,052		33,129		30,022		29,590		29,714	28,979	27,084		25,502

(1)	Includes pretax operating charges of $1.7 billion ($1.32 per share) related to impairment and other charges primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee (see Latam transaction note to the consolidated financial statements for further details).

(2)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of the Internal Revenue Service’s (IRS) examination of the Company’s 2003-2004 U.S. federal tax returns.

(3)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of our investment in Boston Market.

(4)	Includes pretax operating charges of $134 million ($98 million after tax or $0.08 per share) related to impairment and other charges (see Impairment and other charges (credits), net note to the consolidated financial statements for further details).

(5)	Includes income of $678 million ($0.54 per share) related to discontinued operations primarily resulting from the disposal of our investment in Chipotle.

(6)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) of income tax benefit resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns, partly offset by $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA).

(7)	Includes pretax operating charges of $130 million related to impairment and $121 million ($12 million related to 2004 and $109 million related to prior years) for a correction in the Company’s lease accounting practices and policies, as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $202 million ($148 million after tax or $0.12 per share).

(8)	Includes pretax operating charges of $408 million ($323 million after tax or $0.26 per share) primarily related to the disposition of certain non-McDonald’s brands and impairment.

(9)	Includes pretax operating charges of $853 million ($700 million after tax or $0.55 per share) primarily related to restructuring certain international markets and eliminating positions, restaurant closings/asset impairment and the write-off of technology costs.

(10)	Includes pretax operating charges of $378 million primarily related to the U.S. business reorganization and other global change initiatives, and restaurant closings/asset impairment as well as net pretax nonoperating income of $125 million primarily related to a gain on the initial public offering of McDonald’s Japan, for a total pretax expense of $253 million ($143 million after tax or $0.11 per share).

(11)	Includes pretax operating charges of $322 million ($219 million after tax or $0.16 per share) consisting of $162 million of “Made For You” costs and $160 million related to a home office productivity initiative.

(12)	Includes a $37 million after tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No.143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred.

(13)	Includes a $99 million after tax charge ($0.07 per share) to reflect the cumulative effect of the adoption of SFAS No.142, “Goodwill and Other Intangible Assets” (SFAS No.142), which eliminates the amortization of goodwill and instead subjects it to annual impairment tests. Adjusted for the nonamortization provisions of SFAS No.142, net income per common share would have been $0.02 higher in 2001 and 2000 and $0.01 higher in 1999 –1997.

(14)	While franchised and affiliated sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised and affiliated revenues and are indicative of the financial health of the franchisee base.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Description of the business

The Company primarily franchises and operates McDonald’s restaurants. Of the 31,377 restaurants in 118 countries at year-end 2007, 20,505 are operated by franchisees (including 2,781 operated by developmental licensees), 3,966 are operated by affiliates and 6,906 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is, our mix among Company-operated, franchised, conventional or developmental license, and affiliated) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower restaurant margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations.

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments, along with initial fees. Fees vary by type of site, amount of Company investment and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities and certain investments. The U.S., Europe and APMEA segments account for 35%, 39% and 16% of total revenues, respectively. France, Germany and the United Kingdom (U.K.), collectively, account for approximately 60% of Europe’s revenues; and Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for over 50% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise over 70% of total revenues.

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as we believe the opportunities for long-term growth remain significant. Accordingly, during the third quarter 2007, the Company sold its investment in Boston Market. In 2006, the Company disposed of its investment in Chipotle Mexican Grill (Chipotle) via public stock offerings and a tax-free exchange for McDonald’s common stock. As a result of the disposals during 2007 and 2006, both Boston Market’s and Chipotle’s results of operations and transaction gains have been reflected as discontinued operations for all periods presented.

In analyzing business trends, management considers a variety of performance and financial measures including comparable sales growth, Systemwide sales growth, restaurant margins and returns.

•

Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain compensation plans on these results because we believe they better represent the underlying business trends.

•

Comparable sales are a key performance indicator used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales represent the percent change in constant currency sales from the same period in the prior year for all restaurants in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include road construction, reimaging or remodeling, rebuilding, and natural disasters. McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays, weekend days and timing of holidays in a given timeframe can have a positive or negative impact on comparable sales. The Company refers to this impact as the calendar shift/trading day adjustment. This impact varies geographically due to consumer spending patterns and has the greatest impact on monthly comparable sales. Typically, the annual impact is minimal, with the exception of leap years.

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

Strategic direction and financial performance

The unique business relationship among the Company, its franchisees and suppliers (collectively referred to as the System) has been key to McDonald’s success over the years. This business model enables McDonald’s to play an integral role in the communities we serve and consistently deliver relevant restaurant experiences to customers. In addition, it facilitates our ability to implement innovative ideas and profitably grow our business worldwide.

Since implementing the customer-centered Plan to Win several years ago, our focus has been on being better, not just bigger. Our strategic alignment behind this plan has created better McDonald’s experiences through the execution of multiple initiatives surrounding the five factors of exceptional customer experiences — people, products, place, price and promotion. While our focus has remained the same, we have adapted and evolved our initiatives based on the changing needs and preferences of our customers.

These multiple initiatives have increased our consumer relevance and contributed to sales and guest counts worldwide increasing every year since 2003. As a result, we have met or exceeded our long-term financial targets, excluding the 2007 impact of the sale of 18 Latin American and Caribbean markets to a developmental licensee. These targets, which exclude the impact of foreign currency translation, include average annual Systemwide sales and revenue growth of 3% to 5%; average annual operating income growth of 6% to 7%; and annual returns on incremental invested capital in the high teens. We believe our financial targets are realistic and sustainable and enable our management to focus on those opportunities that best optimize long-term shareholder value.

In 2007, we built on our strong performance by focusing on what consumer insights indicate are key drivers of our global business today — convenience, branded affordability, daypart expansion and menu choice. Leveraging our ability to replicate and scale success in these areas worldwide, we drove global comparable sales up 6.8% and extended the number of consecutive monthly increases to 56 through December 2007.

In the U.S., our momentum continued as we further built on our market-leading breakfast business; introduced new products such as the Southwest Salad, Cinnamon Melts and the McSkillet Burrito; extended our Snack Wrap line and offered greater beverage choices including Premium Roast iced coffee and sweet tea. These initiatives, along with longer operating hours and everyday value, resonated with consumers to drive increased customer visits and increased sales. In addition, our efforts to strengthen employee engagement and optimize efficiency in the drive-thru and at breakfast helped us to better serve even more customers.

In Europe, we sustained strong sales growth in virtually every country. Primary contributors to this performance included France, Germany, Russia and the U.K. Our success in Europe was driven by continued execution along three key priorities: upgrading the customer and employee experience, building brand transparency, and enhancing local relevance. Key initiatives included reimaging more than 600 locations, actively communicating McDonald’s food quality, nutrition and employment facts and implementing a new kitchen operating system, which is now in over half of our European restaurants, to enhance operational efficiency and support greater menu variety. In addition, we satisfied consumer desire for choice and value with locally-relevant menus that feature a blend of premium sandwiches and salads, classic menu favorites, new products, limited-time food promotions as well as everyday value offerings.

In APMEA, our business posted strong sales performance, driven by positive comparable sales in nearly every country, led by Japan, Australia and China. In addition, restaurant expansion in China — where we believe our growth potential is significant — contributed to revenue and operating income growth. Throughout APMEA, we enhanced our convenience by increasing the number of restaurants offering 24-hours or extended hours of service to approximately 4,500. We also continued to deliver value to customers through branded affordability platforms and offer menu choice and variety with locally-relevant core menu extensions such as the Teriyaki Mac in Japan and variations of the Filet-O-Fish in China. In addition, we invigorated our breakfast business in APMEA with the national launch of breakfast in China and the introduction of McGriddles sandwiches in Japan.

Strong global performance generated $4.9 billion of cash from operations in 2007. About $1.9 billion of this cash was invested in our business primarily to reimage existing restaurants and build new ones. For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. In 2007, we increased our annual dividend 50% to $1.50 per share — more than six times higher than the amount paid in 2002 — and repurchased over 77 million shares for $3.9 billion.

In 2007, we took a number of steps to strengthen management’s focus on the core McDonald’s business and those markets that have the largest impact on results. We sold our investment in Boston Market in 2007, receiving proceeds of approximately $250 million. In addition, the Company retained about 50 sites, the majority of which will be converted to McDonald’s restaurants. We also made significant progress enhancing the mix of franchised and Company-operated restaurants, including executing our developmental license strategy, to maximize long-term brand performance and returns.

Under a developmental license, a local entrepreneur owns the business, including controlling the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize long-term sales and profitability. The Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital for new restaurants or reinvestments. We have successfully used this structure for more than 15 years and had it in place in 59 countries at year-end 2007.

In August 2007, we completed the transition of 1,571 restaurants in Brazil, Argentina, Mexico, Puerto Rico,

Venezuela and 13 other countries in Latin America and the Caribbean to a developmental license structure. The Company refers to these markets as “Latam.”

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of $1.7 billion in 2007, substantially all of which was noncash. The charge included $896 million for the difference between the net book value of the Latam business and approximately $675 million in cash proceeds received. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $769 million recorded in shareholders’ equity. The Company recorded a tax benefit of $62 million in connection with this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities in McDonald’s Consolidated balance sheet totaling $179 million at year-end 2007.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations to (i) pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial fee for each new restaurant opened; and (iii) commit to specified annual capital expenditures for existing restaurants.

In addition, we transitioned another five small markets in Europe with a total of 24 restaurants to the developmental license structure in 2007.

We also made progress franchising certain Company-operated restaurants in key markets. As a result of our developmental license strategy and franchising initiatives, the percent of franchised and affiliated restaurants worldwide increased from 74% at year-end 2006 to 78% at year-end 2007.

Highlights from the year included:

•	Comparable sales increased 6.8% building on a 5.7% increase in 2006.

•	Systemwide sales increased 12% (8% in constant currencies).

•	Company-operated margins reached an eight-year high of 17.3%. Franchised margins were 81.5%—a level not achieved in over ten years.

•	Cash provided by operations totaled $4.9 billion and capital expenditures totaled $1.9 billion.

•

The Company announced that for 2007 through 2009, we expect to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. In 2007, the Company raised its annual dividend by 50% to $1.50 per share, or $1.8 billion, and repurchased 77.1 million shares for $3.9 billion, driving a reduction of over 3% of total shares outstanding at year end compared with 2006.

•	One-year ROIIC was 49.9% and three-year ROIIC was 39.4% for 2007.

Outlook for 2008

The McDonald’s System is energized by our current worldwide momentum. We intend to build on this momentum by continuing to execute our Plan to Win with its strategic focus on our customers and restaurants while exercising disciplined financial management. As we do so, we are confident we will continue to meet or exceed the long-term financial targets previously discussed.

We will continue to drive success in 2008 and beyond by leveraging key consumer insights and our global experience, while relying on our strengths in developing, testing and implementing initiatives surrounding our global business drivers of convenience, branded affordability, daypart expansion and menu variety.

In the U.S., our key areas of focus will be breakfast, chicken, beverages and convenience. In 2008, we expect to build on our breakfast momentum and at the same time extend our leadership in the chicken category with the launch of the Southern Style Chicken Biscuit Sandwich for breakfast and the Southern Style Chicken Sandwich for the remainder of the day. We will also continue to provide value and convenience to solidify our connection with consumer lifestyles. In addition, as part of a comprehensive, multi-year beverage business strategy designed to take advantage of the significant and growing beverage category, we will begin introducing hot specialty coffee offerings in 2008, on a market-by-market basis. It will not be until late 2009 when we will begin to recognize the full sales benefit of our beverage opportunity. This first component of our beverage business may require construction, new equipment, new processes and training in our restaurants; all of which will serve as a platform for the anticipated future introduction of smoothies, frappes and other beverage options.

In Europe, we plan to strengthen our local relevance using a tiered menu approach featuring premium selections, classic menu favorites and everyday affordable offerings. We will complement these with new products and limited-time food promotions developed in our European food studio. Building greater brand transparency will remain a priority in Europe, especially in the U.K., with ongoing communication efforts highlighting the quality of our food and building our reputation as an employer of choice. We will also create stronger bonds of trust by being accessible and maintaining an open dialogue with customers and key stakeholders. As part of our efforts to upgrade the customer experience, we will continue remodeling additional restaurants in the U.K. and Germany. In Germany, an integral part of our reimaging program includes adding about 100 McCafes in 2008. We will also continue installing our new kitchen operating system to ensure that we can consistently deliver high food quality, with a goal for this new system to be in virtually all of our European restaurants by the end of 2009.

In APMEA, locally-relevant execution of our strategies surrounding convenience, breakfast, core menu extensions and value is essential to sustaining momentum in this diverse and dynamic part of the world. Convenience initiatives include leveraging the success of 24-hours or extended hours of service, offering delivery service in certain countries and building our drive-thru business, particularly in China. In addition, we will continue to emphasize breakfast to further build this daypart, communicate our everyday value offerings and feature limited-time variations of classic menu favorites.

We believe locally-owned and operated restaurants are at the core of our competitive advantage and make us not just a global brand but a locally relevant one. To that end, we continually evaluate ownership structures in our markets to maximize brand performance and further enhance the reliability of our cash flow and returns. We completed a detailed analysis of the appropriate ownership mix in key markets around the world taking into account our plans for each of those markets, the risks associated with operating in the market and restaurant-level results. This analysis also considered the current legal and regulatory environment which, in some countries such as China and Russia, may make it prudent for the Company to own and operate the restaurants. Based on this analysis, we expect to refranchise a total of 1,000 to 1,500 existing Company-operated restaurants, primarily in our major markets, over the next three or more years. This will be dependent on our ability to identify the appropriate prospective franchisees with the experience and financial resources in the relevant markets.

In addition, we will continue to evaluate several small markets in APMEA and Europe for potential transition to developmental license structures. We will only convert such markets when we believe that we have identified a qualified licensee and our business is ready for transition to optimize the transaction for the long term.

Our evolution toward a more heavily franchised, less capital-intensive business model has favorable implications for the amount of capital we invest, the strength and stability of our cash flow and for our returns. As a result, we expect free cash flow — cash from operations less capital expenditures — will continue to grow and be a significant source of cash used to fund our total cash returned to shareholders target for 2007 through 2009 of $15 billion to $17 billion. In addition, we expect our share repurchase activity will continue to yield reductions in the share count in the years ahead.

While the Company does not provide specific guidance on net income per share, the following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add slightly more than 1 percentage point to 2008 Systemwide sales growth (in constant currencies), most of which will be due to the 503 net traditional restaurants added in 2007.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in U.S. comparable sales would increase annual net income per share by about 2.5 cents. Similarly, an increase of 1 percentage point in Europe’s comparable sales would increase annual net income per share by about 2.5 cents.

•

In 2008, U.S. beef costs are expected to be relatively flat and chicken costs are expected to rise about 4% to 5%. In Europe, beef costs are expected to be relatively flat in 2008, while chicken costs are expected to increase approximately 6% to 8%. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2008 selling, general & administrative expenses to decline, in constant currencies, although fluctuations may be experienced between the quarters due to items such as the 2008 biennial worldwide owner/operator convention, the 2008 Beijing Summer Olympics and the August 2007 sale of the Company’s businesses in Latam.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2008 to increase approximately 15% to 20% compared with 2007, while 2008 interest income is expected to be about half of 2007 interest income.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 65% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2007, the Company’s annual net income per share would change by about 8 cents to 9 cents.

•

The Company expects the effective income tax rate for the full-year 2008 to be approximately 30% to 32%, although some volatility may be experienced between the quarters in the normal course of business.

•

The Company expects capital expenditures for 2008 to be approximately $2 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to open 1,000 restaurants (950 traditional and 50 satellites). We expect net additions of about 600 (700 net traditional additions and 100 net satellite closings).

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. In 2007, the Company returned $5.7 billion of this goal to shareholders.

•

As a result of the new developmental licensee structure, the Company’s operating results in Latin America will reflect royalty income of approximately 5% of sales and minimal selling, general & administrative expenses to support the business.

•

We continually review our restaurant ownership structures to maximize cash flow and returns and to enhance local relevance. We expect to optimize our restaurant ownership mix by refranchising 1,000 to 1,500 Company-operated restaurants over the next three or more years, primarily in our major markets, and by continuing to execute our developmental license strategy.

•

In February 2008, a European private equity firm agreed to acquire U.K.-based Pret a Manger. As part of that transaction and consistent with its focus on the McDonald’s restaurant business, McDonald’s has agreed to sell its minority interest in Pret a Manger. The Company expects to recognize a nonoperating gain upon the closing of the transaction in late first quarter or early second quarter of 2008, subject to regulatory approvals and other closing conditions.

CONSOLIDATED OPERATING RESULTS
Operating results
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2007		2006		2005
	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$16,611	8%	$15,402	10%	$14,018
Revenues from franchised and affiliated restaurants	6,176	12	5,493	8	5,099
Total revenues	22,787	9	20,895	9	19,117
Operating costs and expenses
Company-operated restaurant expenses	13,742	6	12,905	8	11,919
Franchised restaurants–occupancy expenses	1,140	8	1,058	4	1,021
Selling, general & administrative expenses	2,367	3	2,296	8	2,118
Impairment and other charges (credits), net	1,670	nm	134	nm	(28)
Other operating (income) expense, net	(11)	nm	69	(33)	103
Total operating costs and expenses	18,908	15	16,462	9	15,133
Operating income	3,879	(12)	4,433	11	3,984
Interest expense	410	2	402	13	356
Nonoperating income, net	(103)	(16)	(123)	nm	(32)
Income from continuing operations before provision for income taxes	3,572	(14)	4,154	13	3,660
Provision for income taxes	1,237	(4)	1,288	19	1,082
Income from continuing operations	2,335	(19)	2,866	11	2,578
Income from discontinued operations (net of taxes of $35, $102 and $17)	60	nm	678	nm	24
Net income	$2,395	(32)%	$3,544	36%	$2,602
Income per common share–diluted
Continuing operations	$1.93	(16)%	$2.29	13%	$2.02
Discontinued operations	0.05	nm	0.54	nm	0.02
Net income	$1.98	(30)%	$2.83	39%	$2.04
Weighted-average common shares outstanding–diluted	1,211.8		1,251.7		1,274.2

nm Not meaningful.

In addition to the consolidated operating results shown above, consolidated results for 2007 are presented in the following table, excluding the impact of the Latam developmental license transaction. While the Company has previously converted certain other markets to a developmental license structure, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted operating results better reflect the underlying business trends relevant to the periods presented.

The following table presents a reconciliation of the consolidated operating results for the year ended December 31, 2007 to the operating results excluding the impact of the Latam transaction, compared to 2006 results.

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA	2007	Latam Transaction	2007 Excluding Latam Transaction	2006		Adjusted % Inc
Operating income	$3,879	$(1,641)*	$5,520	$4,433	**	25
Income from continuing operations	2,335	(1,579)*	3,914	2,866		37
Income from discontinued operations	60		60	678		nm
Net income	2,395	(1,579)	3,974	3,544		12
Income per common share – diluted
Continuing operations***	1.93	(1.30)	3.23	2.29		41
Discontinued operations	0.05		0.05	0.54		nm
Net income***	1.98	(1.30)	3.28	2.83		16

*	The results for the full year 2007 included impairment and other charges of $1,665 million associated with the Latam transaction, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007 in accordance with accounting rules. The tax benefit of $62 million was minimal due to the Company’s inability to utilize most of the capital losses generated by this transaction.

**	The results for the full year 2006 included impairment and other charges of $134 million of operating expenses primarily related to strategic actions taken to enhance overall profitability and improve returns.

***	The following items positively impacted the growth in diluted income per share from continuing operations and diluted income per share by 15 percentage points and 12 percentage points, respectively, for the year ended December 31, 2007 compared with 2006:

2007

•	$0.26 per share of income tax benefit resulting from the completion of the Internal Revenue Service’s (IRS) examination of the Company’s 2003-2004 U.S. federal income tax returns; partly offset by

•	$0.02 per share of income tax expense related to the impact of a tax law change in Canada.

2006

•	$0.08 per share of operating expenses primarily related to strategic actions taken to enhance overall profitability and improve returns; and

•	$0.01 per share of net incremental income tax expense primarily related to the impact of a tax law change in Canada.

Net income and diluted net income per common share

In 2007, net income and diluted net income per common share were $2.4 billion and $1.98. Income from continuing operations was $2.3 billion or $1.93 per share, which included $1.6 billion or $1.30 per share of net expense related to the Latam transaction. This reflects an impairment charge of $1.32 per share, partly offset by a $0.02 per share benefit due to eliminating depreciation on the assets in Latam in mid-April 2007 in accordance with accounting rules. In addition, 2007 results included a net tax benefit of $288 million or $0.24 per share resulting from the completion of an IRS examination of the Company’s 2003-2004 U.S. federal income tax returns, partly offset by the impact of a tax law change in Canada. Income from discontinued operations was $60 million or $0.05 per share.

In 2006, net income and diluted net income per common share were $3.5 billion and $2.83. Income from continuing operations was $2.9 billion or $2.29 per share, which included $134 million ($98 million after tax or $0.08 per share) of impairment and other charges primarily related to strategic actions taken to enhance overall profitability and improve returns, as well as $0.01 per share of net incremental income tax expense primarily related to the impact of a tax law change in Canada. Income from discontinued operations was $678 million or $0.54 per share.

In 2005, net income and diluted net income per common share were $2.6 billion and $2.04. Income from continuing operations was $2.6 billion or $2.02 per share, while income from discontinued operations was $24 million or $0.02 per share. The 2005 results from continuing operations included a net tax benefit of $73 million or $0.05 per share comprised of $179 million or $0.14 per share tax benefit resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. federal income tax returns, partly offset by $106 million or $0.09 per share of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA). In addition, 2005 results included impairment and other charges (credits), net of $28 million pretax income ($12 million after tax or $0.01 per share).

Refer to the Impairment and other charges (credits), net and Discontinued operations sections for further discussion.

In 2007, the Company repurchased 77.1 million shares for $3.9 billion, driving a reduction of over 3% of total shares outstanding compared with year-end 2006, after considering stock option exercises.

In 2006, the Company acquired 98.4 million shares or $3.7 billion, through both shares repurchased and shares accepted in connection with the Chipotle exchange, driving a reduction of about 5% of total shares outstanding compared with year-end 2005, after considering stock option exercises.

Impact of foreign currency translation on reported results

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2007, foreign currency translation had a positive impact on consolidated revenues, operating income, net income and net income per share, primarily driven by the stronger Euro, British Pound, Australian Dollar and Canadian Dollar. In 2006, consolidated revenues, operating income and net income were positively impacted by the stronger Euro, Canadian Dollar and British Pound. Consolidated revenues in 2006 were also positively impacted by the stronger Brazilian Real. In 2005, consolidated revenues were positively impacted by the Brazilian Real and the Canadian Dollar, but operating income and net income were minimally impacted by foreign currency translation.

Impact of foreign currency translation on reported results IN MILLIONS, EXCEPT PER SHARE DATA
	Reported amount			Currency translation benefit/(cost)
	2007	2006	2005	2007	2006	2005
Revenues	$22,787	$20,895	$19,117	$988	$271	$238
Company-operated margins	2,869	2,497	2,099	129	35	19
Franchised margins	5,036	4,435	4,078	179	23	15
Selling, general & administrative expenses	2,367	2,296	2,118	(73)	(19)	(17)
Operating income	3,879	4,433	3,984	230	29	11
Income from continuing operations	2,335	2,866	2,578	138	18	1
Net income	2,395	3,544	2,602	138	18	1
Income from continuing operations per common share - diluted	1.93	2.29	2.02	.12	.02	—
Net income per common share - diluted	1.98	2.83	2.04	.12	.01	—

Revenues

In both 2007 and 2006, consolidated revenue growth was driven by positive comparable sales as well as stronger foreign currencies. Revenue growth in 2007 was partly offset by the Company’s sale of its Latam businesses. Upon completion of the Latam sale in August 2007, the Company receives royalties based on a percent of sales in these markets.

Revenues DOLLARS IN MILLIONS
	Amount			Increase/ (decrease)		Increase/ (decrease) excluding currency translation
	2007	2006	2005	2007	2006	2007	2006
Company-operated sales:
U.S.	$4,682	$4,410	$4,098	6%	8%	6%	8%
Europe	6,817	5,885	5,465	16	8	7	6
APMEA	3,134	2,674	2,453	17	9	12	8
Other Countries & Corporate	1,978	2,433	2,002	(19)	22	(23)	16
Total	$16,611	$15,402	$14,018	8%	10%	3%	8%
Franchised and affiliated revenues:(1)
U.S.	$3,224	$3,054	$2,857	6%	7%	6%	7%
Europe	2,109	1,753	1,607	20	9	10	8
APMEA	465	379	362	22	5	14	7
Other Countries & Corporate	378	307	273	24	12	17	6
Total	$6,176	$5,493	$5,099	12%	8%	8%	7%
Total revenues:
U.S.	$7,906	$7,464	$6,955	6%	7%	6%	7%
Europe	8,926	7,638	7,072	17	8	8	6
APMEA	3,599	3,053	2,815	18	8	12	8
Other Countries & Corporate	2,356	2,740	2,275	(14)	20	(18)	15
Total	$22,787	$20,895	$19,117	9%	9%	4%	8%

(1)	Includes the Company’s revenues from conventional franchisees, developmental licensees and affiliates.

In the U.S., the increases in revenues in 2007 and 2006 were primarily driven by our market-leading breakfast business and the ongoing appeal of new products, as well as continued focus on everyday value and convenience. New products introduced in 2007 included the Southwest Salad and an extended Snack Wrap line, while new products introduced in 2006 included Snack Wraps and the Asian Salad.

Europe’s constant currency increase in revenues in 2007 was primarily due to strong comparable sales in France, Russia (which is entirely Company-operated), the U.K. and Germany, as well as positive comparable sales throughout the segment. In 2006, the increase in revenues was due to strong comparable sales in France, Germany and Russia. In addition, revenues in 2006 benefited from positive comparable sales in the U.K., which were partly offset by the impact of closing certain Company-operated restaurants. The increases for both 2007 and 2006 were partly offset by a higher proportion of franchised and affiliated restaurants compared with the prior year, primarily due to sales of Company-operated restaurants, in conjunction with our overall franchising strategy, specifically in the U.K.

In APMEA, the constant currency increase in revenues in 2007 was primarily driven by strong comparable sales in China and Australia, as well as positive comparable sales in substantially all other markets. In addition, expansion in China contributed to the increase. In 2006, the increase in revenues was primarily driven by the consolidation of Malaysia for financial reporting purposes due to an increase in the Company’s ownership during the first quarter 2006, expansion and positive comparable sales in China, as well as positive comparable sales in most markets. The increase was partly offset by the 2005 conversion of the Philippines and Turkey (about 325 restaurants) to developmental license structures.

In Other Countries & Corporate, Company-operated sales declined in 2007 while franchised and affiliated revenues increased as a result of the completion of the Latam transaction in August 2007.

The following tables present Systemwide sales growth rates and the increase in comparable sales:

Systemwide sales
	Increase		Increase excluding currency translation
	2007	2006	2007	2006
U.S.	5%	6%	5%	6%
Europe	18	8	9	7
APMEA	17	5	13	8
Other Countries & Corporate	19	16	12	10
Total	12%	7%	8%	7%

Comparable sales
	Increase
	2007	2006	2005
U.S.	4.5%	5.2%	4.4%
Europe	7.6	5.8	2.6
APMEA	10.6	5.5	4.0
Other Countries & Corporate	10.8	9.4	5.3
Total	6.8%	5.7%	3.9%

Restaurant Margins

•	Franchised margins

Franchised margin dollars represent revenues from franchised and affiliated restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 65% of the combined restaurant margins in 2007, 2006 and 2005. Franchised margin dollars increased $601 million or 14% (10% in constant currencies) in 2007 and $357 million or 9% (8% in constant currencies) in 2006. The U.S. and Europe segments accounted for about 85% of the franchised margin dollars in all three years.

Franchised margins IN MILLIONS
	2007	2006	2005
U.S.	$2,669	$2,513	$2,326
Europe	1,648	1,357	1,235
APMEA	410	333	314
Other Countries & Corporate	309	232	203
Total	$5,036	$4,435	$4,078
PERCENT OF REVENUES
U.S.	82.8%	82.3%	81.4%
Europe	78.1	77.4	76.9
APMEA	88.3	87.8	86.7
Other Countries & Corporate	81.7	75.6	74.1
Total	81.5%	80.7%	80.0%

The consolidated franchised margin percent increased in 2007 and 2006 due to strong comparable sales. The 2007 increase in franchised margin for Other Countries & Corporate is primarily due to the sale of Latam in August 2007. As a result of the sale, the Company receives royalties based on a percent of sales in these markets.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $372 million or 15% (10% in constant currencies) in 2007 and increased $398 million or 19% (17% in constant currencies) in 2006. The U.S. and Europe segments accounted for more than 70% of the Company-operated margin dollars in all three years.

Company-operated margins IN MILLIONS
	2007	2006	2005
U.S.	$876	$843	$768
Europe	1,205	960	817
APMEA	471	341	267
Other Countries & Corporate	317	353	247
Total	$2,869	$2,497	$2,099
PERCENT OF SALES
U.S.	18.7%	19.1%	18.8%
Europe	17.7	16.3	14.9
APMEA	15.0	12.8	10.9
Other Countries & Corporate	16.1	14.5	12.4
Total	17.3%	16.2%	15.0%

In the U.S., the Company-operated margin percent decreased in 2007 due to cost pressures including higher commodity and labor costs, partly offset by positive comparable sales. In 2006, the Company-operated margin percent increased due to positive comparable sales, partly offset by higher labor costs, commodity costs and utilities.

Europe’s Company-operated margin percent increased in 2007 primarily due to strong comparable sales, partly offset by higher labor and commodity costs. In 2006, the Company-operated margin percent increased due to strong comparable sales, partly offset by higher labor costs. In addition, initiatives in the U.K., such as the closing of certain underperforming restaurants in the first quarter 2006 and the sales of Company-operated restaurants to franchisees and affiliates, contributed to the increases in 2006, and to a lesser extent, 2007.

In APMEA, the Company-operated margin percent in 2007 increased due to strong comparable sales, partly offset by higher labor costs. In both years, the Company-operated margin percent reflected improved results in China and many other markets.

In Other Countries & Corporate, the Company-operated margin in 2007 reflected Latam operations through July 2007 and the benefit due to the discontinuation of depreciation on the assets in Latam from mid-April through July 2007.

•	Supplemental information regarding Company-operated restaurants

We continually review our restaurant ownership mix with a goal of improving local relevance, profits and returns. In most cases, franchising is the best way to achieve these goals. Although direct restaurant operation is significantly more capital-intensive relative to franchising and results in lower restaurant margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. In addition, we firmly believe that operating restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience.

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

We believe the following information about Company-operated restaurants in our most significant markets provides an additional perspective on this business. Management responsible for our Company-operated restaurants in these markets analyzes the Company-operated business on this basis to assess its performance. Management of the Company also considers this information when evaluating our restaurant ownership mix, subject to other relevant considerations.

The following tables seek to illustrate the two components of our Company-operated margins. The first of these relates exclusively to restaurant operations, which we refer to below as “Store operating margin.” The second relates to the value of our Brand and the real estate interest we retain for which we charge rent and royalties. We refer to this component as “Brand/real estate margin.” Both Company-operated and franchised restaurants are charged rent and royalties, although rent and royalties for Company-operated restaurants are eliminated in consolidation. Rent and royalties for both restaurant ownership types are based on a percentage of sales, and the actual rent percentage varies depending on the level of McDonald’s investment in the restaurant. Royalties may also vary by market.

As shown in the following tables, in disaggregating the components of our Company-operated margins, certain costs with respect to Company-operated restaurants are reflected in Brand/real estate margin. Those costs consist of rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements and constitute a portion of occupancy & other operating expenses recorded in the Consolidated statement of income. Store operating margins reflect rent and royalty expenses, and those amounts are accounted for as income in calculating Brand/real estate margin.

While we believe that the following information provides a perspective in evaluating our Company-operated business, it is not intended as a measure of our operating performance or as an alternative to operating income or restaurant margins as reported by the Company in accordance with accounting principles generally accepted in the U.S. In particular, as noted above, we do not allocate selling, general & administrative expenses to our Company-operated business. An estimate of costs to support this business was made by the U.S. and our three major markets in Europe. We believe, on average, that a range of $40,000 to $50,000 per restaurant is typical, but the actual costs will vary depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

	U.S.			Europe
DOLLARS IN MILLIONS	2007	2006	2005	2007	2006	2005
As reported
Number of Company-operated restaurants at year end	2,090	2,104	2,097	2,177	2,253	2,382
Sales by Company-operated restaurants	$4,682	$4,410	$4,098	$6,817	$5,885	$5,465
Company-operated margin	$876	$843	$768	$1,205	$960	$817
Store operating margin
Company-operated margin	$876	$843	$768	$1,205	$960	$817
Plus:
Outside rent expense (1)	82	82	79	248	229	225
Depreciation – buildings & leasehold improvements(1)	78	74	68	107	98	97
Less:
Rent & royalties(2)	(691)	(651)	(605)	(1,294)	(1,099)	(1,048)
Store operating margin	$345	$348	$310	$266	$188	$91
Brand/real estate margin
Rent & royalties(2)	$691	$651	$605	$1,294	$1,099	$1,048
Less:
Outside rent expense (1)	(82)	(82)	(79)	(248)	(229)	(225)
Depreciation – buildings & leasehold improvements(1)	(78)	(74)	(68)	(107)	(98)	(97)
Brand/real estate margin	$531	$495	$458	$939	$772	$726

(1)	Represents certain costs recorded as occupancy & other operating expenses in the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company–operated rent and royalties (as a percentage of 2007 sales: U.S. – 14.8% and Europe – 19.0%). This adjustment made to reflect charge in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalties as a percentage of sales.

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses increased 3% (flat in constant currencies) in 2007 and 8% (7% in constant currencies) in 2006. In 2007, higher employee-related costs were offset by a reduction in costs due to the Latam transaction. In 2006, the increase was due to higher employee-related costs, including performance-based compensation expense.

Selling, general & administrative expenses DOLLARS IN MILLIONS
	Amount			Increase/(decrease)		Increase/(decrease)excluding currency translation
	2007	2006	2005	2007	2006	2007	2006
U.S.	$744	$727	$697	2%	4%	2%	4%
Europe	689	610	556	13	10	4	8
APMEA	276	238	218	16	9	11	9
Other Countries & Corporate(1)	658	721	647	(9)	11	(10)	10
Total	$2,367	$2,296	$2,118	3%	8%	—%	7%

(1)	Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general & administrative expenses as a percent of revenues were 10.4% in 2007 compared with 11.0% in 2006 and 11.1% in 2005, and selling, general & administrative expenses as a percent of Systemwide sales were 3.7% in 2007 compared with 4.0% in both 2006 and 2005. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

Impairment and other charges (credits), net

On a pretax basis, the Company recorded impairment and other charges (credits), net of $1.7 billion in 2007, $134 million in 2006 and ($28) million in 2005 associated with impairment, as well as certain strategic actions in 2006. McDonald’s management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net IN MILLIONS, EXCEPT PER SHARE DATA
	2007	2006	2005
U.S.
Europe	$(11)	$62	$4
APMEA		48	(9)
Other Countries & Corporate	1,681	24	(23)
Total	$1,670	$134	$(28)
After tax(1)	$1,606	$98	$(12)
Income from continuing operations per common share– diluted	$1.32	$.08	$(.01)

(1)	Certain items were not tax affected.

In 2007, the Company recorded $1.7 billion of pretax impairment charges primarily related to the Company’s sale of its Latam businesses to a developmental licensee organization. In addition, the Company recorded a $16 million write-off of assets associated with the Toasted Deli Sandwich products in Canada and a net gain of $14 million as a result of the transfer of the Company’s ownership interest in three European markets to a developmental licensee, partly offset by a loss on the anticipated transfer of a small market in Europe to a developmental licensee.

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

Other operating (income) expense, net

Other operating (income) expense, net IN MILLIONS
	2007	2006	2005
Gains on sales of restaurant businesses	$(89)	$(38)	$(45)
Equity in earnings of unconsolidated affiliates	(116)	(77)	(53)
Asset dispositions and other expense	194	184	201
Total	$(11)	$69	$103

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees and affiliates are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company realized higher gains on sales of restaurant businesses in 2007 primarily as a result of selling more Company-operated restaurants in connection with our refranchising strategy in the Company’s major markets.

•	Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates–businesses in which the Company actively participates but does not control–represents McDonald’s share of each affiliate’s results. These results are reported after interest expense and income taxes, except for partnerships in certain markets such as the U.S., which are reported before income taxes. Results in 2007 and 2006 increased partly due to improved results from our Japanese affiliate.

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

Operating income

Operating income DOLLARS IN MILLIONS
	Amount			Increase/ (decrease)		Increase/ (decrease) excluding currency translation
	2007	2006	2005	2007	2006	2007	2006
U.S.	$2,842	$2,657	$2,422	7%	10%	7%	10%
Europe	2,125	1,610	1,449	32	11	21	9
APMEA	616	364	345	69	6	59	9
Other Countries & Corporate	(1,704)	(198)	(232)	nm	14	nm	11
Total	$3,879	$4,433	$3,984	(12)%	11%	(18)%	11%
Latam transaction	(1,641)
Total excluding Latam transaction*	$5,520	$4,433	$3,984	25%	11%	19%	11%

*	Results for 2007 included the impact of the Latam transaction, which was in Other Countries & Corporate. This impact reflects an impairment charge of $1,665 million, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007. In order to provide management’s view of the underlying business performance, results are also shown excluding the impact of the Latam transaction.

In 2007 and 2006, U.S. operating income included higher combined restaurant margin dollars compared to 2006 and 2005, respectively.

In Europe, results for 2007 were driven by strong performance in France, the U.K. and Russia, as well as positive results in most other markets. Impairment and other charges (credits) benefited the growth rate in 2007. In 2006, results reflected strong performance in France and a gain on the sale of an office building in Russia, partly offset by impairment and other charges. In addition, operating results in the U.K. and Germany contributed to the 2006 increase in operating income.

In APMEA, results for 2007 were driven by improved results in China, Japan, Australia, Hong Kong and most other markets. Results for 2006 reflected strong performance in Australia as well as improved results in China and Japan, partly offset by impairment and other charges.

In Other Countries & Corporate, results for 2007 and 2006 reflected strong sales performance across most markets in Latin America. Results for 2006 also reflected higher performance-based compensation, as well as costs related to our biennial worldwide owner/operator convention.

•	Combined operating margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2007, 2006 and 2005 was 17.0%, 21.2% and 20.8%, respectively. Impairment and other charges (credits) negatively impacted the 2007 and 2006 combined operating margin by 7.4 percentage points and 0.7 percentage points, respectively, and positively impacted the 2005 combined operating margin by 0.1 percentage point.

Interest expense

Interest expense for 2007 increased primarily due to higher average interest rates and stronger foreign currencies, partly offset by lower average debt levels. Interest expense for 2006 increased primarily due to higher average debt levels as a result of activity related to HIA, funded by local borrowings in late 2005, and higher average interest rates. In late 2005, the Company repatriated approximately $3 billion of certain foreign historical earnings under HIA.

Nonoperating income, net

Nonoperating (income) expense, net IN MILLIONS
	2007	2006	2005
Interest income	$(124)	$(152)	$(73)
Translation loss	1	—	7
Other expense	20	29	34
Total	$(103)	$(123)	$(32)

Interest income consists primarily of interest earned on short-term cash investments. Translation losses primarily relate to net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign cash flow streams. Other expense primarily consists of gains or losses on early extinguishment of debt and minority interest.

Interest income decreased for 2007 primarily due to lower average cash levels, while 2006 increased primarily due to higher cash levels.

Provision for income taxes

In 2007, 2006 and 2005, the reported effective income tax rates were 34.6%, 31.0%, and 29.6%, respectively.

In 2007, the effective income tax rate was higher by about 4 percentage points as a result of the following items:

•

A negative impact due to a minimal tax benefit of $62 million related to net expense of $1,641 million associated with the Latam transaction. This benefit was minimal due to our inability to utilize most of the capital losses generated by this transaction.

•	A positive impact due to a benefit of $316 million resulting from the completion of an IRS examination, partly offset by $28 million of expense related to the impact of a tax law change in Canada.

In 2005, the effective income tax rate included a benefit of $179 million resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns, partly offset by $106 million of expense related to the Company’s decision to take advantage of the one-time opportunity provided under HIA. The net of these items decreased the effective income tax rate by about 2 percentage points.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.4 billion in 2007 and $1.2 billion in 2006. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

Discontinued operations

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for long-term growth remain significant. Accordingly, during the third quarter 2007, the Company sold its investment in Boston Market. In 2006, the Company disposed of its investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposals during 2007 and 2006, both Boston Market’s and Chipotle’s results of operations and transaction gains are reflected as discontinued operations for all periods presented.

In connection with the Company’s sale of its investment in Boston Market in August 2007, the Company received proceeds of approximately $250 million and recorded a gain of $69 million after tax. In addition, Boston Market’s net income (loss) for 2007, 2006 and 2005 was ($9) million, $7 million and $9 million, respectively.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61 million and an additional gain of $14 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267 million and a gain of $128 million after tax, while still retaining majority ownership. In fourth quarter 2006, the Company completely separated from Chipotle through a noncash, tax-free exchange of its remaining Chipotle shares for its common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $480 million. In addition, Chipotle’s net income for 2006 and 2005 was $18 million and $16 million, respectively.

Accounting changes

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. The annual impact to earnings of this accounting change is not significant.

•	FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of FIN 48, $339 million of tax liabilities, net of deposits, were reclassified from current to long-term and included in other long-term liabilities.

•	SFAS Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, are effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We adopted the required provisions of SFAS No. 157 related to debt and derivatives as of January 1, 2008. The annual impact of this accounting change is not expected to be significant.

•	SFAS Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008. The Company has decided not to adopt this optional standard.

•	SFAS Statement No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a significant impact on our consolidated financial statements.

•	SFAS Statement No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

CASH FLOWS

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, dividends, share repurchases and debt repayments.

Cash provided by operations totaled $4.9 billion and exceeded capital expenditures by $2.9 billion in 2007, while cash provided by operations totaled $4.3 billion and exceeded capital expenditures by $2.6 billion in 2006. In 2007, cash provided by operations increased $535 million compared to 2006 primarily due to increased operating results and lower income tax payments. In 2006, cash provided by operations was flat compared to 2005 due to increased operating results, offset by changes in working capital primarily due to higher income tax payments.

Cash used for investing activities totaled $1.2 billion in 2007, a decrease of $124 million compared to 2006, primarily due to net proceeds received from the Latam transaction and the sale of Boston Market in 2007, partly offset by higher capital expenditures in 2007. Cash used for investing activities totaled $1.3 billion in 2006, a decrease of $544 million compared to 2005. The increase in capital expenditures was more than offset by the proceeds from the disposition of Chipotle as well as the sales of short-term investments.

Cash used for financing activities totaled $4.0 billion in 2007, a decrease of $1.5 billion compared to 2006, primarily due to higher net debt issuances, partly offset by higher treasury stock purchases and an increase in the common stock dividend in 2007 compared to 2006. In 2006, cash used for financing activities totaled $5.5 billion compared to cash provided by financing activities of $442 million in 2005. The 2006 activity reflected higher shares repurchased, higher net debt repayments and an increase in the common stock dividend.

As a result of the above activity, the Company’s cash and equivalents balance decreased $147 million in 2007 to $2.0 billion, compared to a decrease of $2.1 billion in 2006.

In addition to cash and equivalents and cash provided by operations, the Company can meet short-term funding needs through commercial paper borrowings and line of credit agreements.

Restaurant development and capital expenditures

In 2007, the Company opened 743 traditional restaurants and 93 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 240 traditional restaurants and 265 satellite restaurants. In 2006, the Company opened 643 traditional restaurants and 101 satellite restaurants, and closed 284 traditional restaurants and 180 satellite restaurants. About 65% of the restaurant openings occurred in the major markets in both 2007 and 2006.

Systemwide restaurants at year end(1)
	2007	2006	2005
U.S.	13,862	13,774	13,727
Europe	6,480	6,403	6,352
APMEA	7,938	7,822	7,692
Other Countries & Corporate	3,097	3,047	2,995
Total	31,377	31,046	30,766

(1)	Includes satellite units at December 31, 2007, 2006 and 2005 as follows: U.S.– 1,233, 1,254, 1,268; Europe–214, 201, 190; APMEA (primarily Japan) 1,454, 1,640, 1,730; Other Countries & Corporate–439, 417, 403.

In 2008, the Company expects to open about 950 traditional restaurants and 50 satellite restaurants (of which the U.S., China and six other consolidated markets are expected to open more than 550 restaurants) and close about 250 traditional restaurants and 150 satellite restaurants.

Approximately 65% of Company-operated restaurants and about 80% of franchised and affiliated restaurants were located in the major markets at the end of 2007. Franchisees and affiliates operated 78% of the restaurants at year-end 2007.

Capital expenditures increased $205 million or 12% in 2007 and $135 million or 8% in 2006. The increase in capital expenditures in 2007 was primarily due to increased investment in new restaurants, primarily in Europe and the U.S., and the impact of foreign currency translation. The increase in 2006 was primarily due to increased investment in existing restaurants, primarily in the U.S. Capital expenditures in both years reflected the Company’s focus on growing sales at existing restaurants, including reinvestment initiatives such as reimaging in several markets around the world. Capital expenditures related to discontinued operations were $10 million, $82 million and $110 million in 2007, 2006 and 2005, respectively. The expenditures in 2007 primarily related to investment in existing Boston Market restaurants and expenditures in 2006 and 2005, primarily related to new Chipotle restaurants.

Capital expenditures invested in major markets, excluding Japan, represented approximately 75% of the total in 2007 and about 70% of the total in 2006 and 2005. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures IN MILLIONS
	2007	2006	2005
New restaurants	$687	$530	$511
Existing restaurants	1,158	1,075	950
Other properties(1)	102	137	146
Total capital expenditures	$1,947	$1,742	$1,607
Total assets	$29,392	$28,974	$29,989

(1)	Primarily corporate-related equipment and furnishings for office buildings.

New restaurant investments in all years were concentrated in markets with acceptable returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies and leveraging best practices. In addition, foreign currency fluctuations affect average development costs. Although the Company is not responsible for all costs for every restaurant opened, in 2007, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.5 million.

The Company owned approximately 45% of the land and about 70% of the buildings for its restaurants at year-end 2007 and 2006.

Share repurchases and dividends

In 2007, the Company returned approximately $5.7 billion to shareholders through a combination of shares repurchased and dividends paid. For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through a combination of share repurchases and dividends, subject to business and market conditions.

Shares repurchased and dividends IN MILLIONS, EXCEPT PER SHARE DATA
	2007	2006	2005
Number of shares repurchased(1)	77.1	98.4	39.5
Shares outstanding at year end	1,165	1,204	1,263
Dividends declared per share	$1.50	$1.00	$.67
Dollar amount of shares repurchased(1)	$3,949	$3,719	$1,228
Dividends paid	1,766	1,217	842
Total returned to shareholders	$5,715	$4,936	$2,070

(1)	2006 included 18.6 million shares or $743.6 million acquired through the October 2006 Chipotle exchange.

In October 2001, the Company’s Board of Directors authorized a $5.0 billion share repurchase program with no specified expiration date. The Company’s Board of Directors subsequently increased the size of the program by $5.0 billion in March 2006 and $3.0 billion in May 2007. In September 2007, the Company terminated the existing share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. In 2007, approximately 77 million shares were repurchased for $3.9 billion, of which 27 million shares or $1.6 billion were purchased under the new program. The Company reduced its shares outstanding at year end by over 3% compared with 2006, after considering stock option exercises.

The Company has paid dividends on its common stock for 32 consecutive years and has increased the dividend amount every year. In 2007, the Company increased the annual dividend 50% to $1.50 per share or $1.8 billion. At $1.50 per share, the Company’s dividend is now more than six times higher than the $0.235 per share paid in 2002, reflecting the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs. The Company’s Board of Directors has decided that beginning in 2008, dividends declared will be paid on a quarterly basis, at the Board’s discretion.

FINANCIAL POSITION AND CAPITAL RESOURCES

Total assets and returns

Total assets increased by $417 million or 1% in 2007. Changes in foreign currency exchange rates increased total assets by approximately $1.4 billion in 2007. This increase was partly offset by the sales of the Latam businesses and Boston Market in 2007. About 70% of total assets were located in the consolidated major markets at year-end 2007. Net property and equipment increased $1.5 billion in 2007 and represented about 70% of total assets at year end.

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

Returns on assets and equity
	2007	2006	2005
Return on average assets	13.2%	15.0%	14.6%
Return on average common equity	15.1	18.4	17.6

Return on average assets has been negatively impacted by significantly higher cash and equivalents balances due in part to the Company’s repatriation of earnings related to HIA in 2005. Cash and equivalents reduced return on average assets by 1.3 percentage points, 2.1 percentage points and 1.2 percentage points in 2007, 2006 and 2005, respectively.

Impairment and other charges (credits), net reduced/(increased) return on average assets by 5.4 percentage points, 0.4 percentage points and (0.2) percentage points in 2007, 2006 and 2005, respectively. In addition, these items along with the 2007 and 2005 net tax benefit resulting from the completion of IRS examinations and incremental tax expense in connection with HIA, reduced/(increased) return on average common equity by 8.5 percentage points, 0.6 percentage points and (0.5) percentage points in 2007, 2006 and 2005, respectively.

In 2007 and 2006, return on average assets and return on average common equity both benefited from strong operating results in the U.S. and Europe, as well as improved results in APMEA. During 2008, the Company will continue to concentrate restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth.

Financing and market risk

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2007 totaled $9.3 billion, compared with $8.4 billion at December 31, 2006. The net increase in 2007 was primarily due to net issuances of $573 million and the impact of changes in exchange rates on foreign currency denominated debt of $342 million, partly offset by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) noncash fair value adjustments of $23 million.

Debt highlights (1)
	2007	2006	2005
Fixed-rate debt as a percent of total debt(2,3)	58%	49%	46%
Weighted-average annual interest rate of total debt	4.7	4.1	4.1
Foreign currency-denominated debt as a percent of total debt(2,3)	66	80	80
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	38	35	40
Cash provided by operations as a percent of total debt(2)	53	52	44

(1)	All percentages are as of December 31st, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of SFAS No. 133 fair value adjustments. This effect is excluded, as these adjustments have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate and foreign currency exchange agreements.

Fitch, Standard & Poor’s and Moody’s currently rate the Company’s commercial paper F1, A-1 and P-2, respectively; and its long-term debt A, A and A3, respectively. Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also considers similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt. Total adjusted debt, a term that is commonly used by the rating agencies referred to above, includes debt outstanding on the Company’s balance sheet plus an adjustment to capitalize operating leases. Based on their most recent calculations, these agencies add between $7 billion and $11 billion to debt for lease capitalization purposes, which increases total debt as a percent of total capitalization and reduces cash provided by operations as a percent of total debt for credit rating purposes. The Company believes the rating agency methodology for capitalizing leases requires certain adjustments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 25% of Company-operated restaurant minimum rents outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by a percentage of the annual minimum rent payments due to the Company from franchisees operating on leased sites. Based on this calculation, for credit analysis purposes, approximately $4 billion of future operating lease payments would be capitalized.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. The Company has approximately $7.3 billion of authority to issue debt securities, including debt securities registered on a U.S. shelf registration statement and in connection with a Euro Medium-Term Notes program. The Company also has $1.3 billion available under a committed line of credit agreement (see Debt financing note to the consolidated financial statements) and authority to issue commercial paper. In 2008, the Company expects to issue commercial paper and long-term debt in order to refinance maturing debt and finance a portion of the Company’s previously disclosed expectation to return $15 billion to $17 billion to shareholders. Debt maturing in 2008 includes approximately $1.8 billion of outstanding borrowings under the HIA multi-currency term loan facility and $800 million of long-term corporate debt.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. Derivatives were recorded at fair value in the Company’s Consolidated balance sheet at December 31, 2007 and 2006 in miscellaneous other assets of $64 million and $41 million, respectively, and other long-term liabilities of $70 million and $117 million, respectively. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No. 133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt, including the effects of foreign currency exchange agreements, was $6.1 billion and $6.8 billion at December 31, 2007 and 2006, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2007 and 2006, the Company was required to post collateral of $55 million and $49 million, respectively, which was used to reduce the carrying value of the derivatives recorded in other long-term liabilities.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures
IN MILLIONS OF U.S. DOLLARS	2007	2006
Euro	$3,999	$2,758
Australian Dollars	1,147	837
Canadian Dollars	929	1,099
British Pounds Sterling	634	770
Russian Ruble	463	359

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on sales levels, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2007 levels nor a 10% adverse change in foreign currency rates from 2007 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Contractual obligations and commitments

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2007. (See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.)

	Contractual cash outflows			Contractual cash inflows
	Operating	Debt		Minimum rent under
IN MILLIONS	leases	obligations	(1)	franchise arrangements
2008	$ 1,054	$ 1,991		$ 2,054
2009	974	449		1,990
2010	898	540		1,920
2011	822	552		1,834
2012	757	2,217		1,768
Thereafter	6,009	3,467		12,532
Total	$ 10,514	$ 9,216		$ 22,098

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.3 billion, as they are supported by a long-term line of credit agreement expiring in 2012. Debt obligations do not include $85 million of SFAS No. 133 noncash fair value adjustments because these adjustments have no impact on the obligation at maturity, as well as $148 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Company’s qualified Profit Sharing and Savings Plan. Total liabilities for the supplemental plans were $415 million at December 31, 2007 and $379 million at December 31, 2006 and were included in other long-term liabilities in the Consolidated balance sheet. Also included in other long-term liabilities at December 31, 2007 were gross unrecognized tax benefits of $250 million and liabilities for international retirement plans of $129 million.

In connection with the Latam transaction, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities in McDonald’s Consolidated balance sheet totaling $179 million at year-end 2007.

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

The Company has a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and generally amortized over their vesting period.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, such as the expected life of the stock option and expected volatility of the Company’s stock over the expected life, which significantly impact the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period.

•	Long-lived assets impairment review

Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges.

When the Company sells an existing business to a developmental licensee, it determines when these businesses are “held for sale” in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Impairment charges on assets held for sale are recognized when management and, if required, the Company’s Board of Directors have approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than the assets’ net book value, among other factors. An impairment charge is recognized for the difference between the net book value of the business (including foreign currency translation adjustments recorded in accumulated other comprehensive income in shareholders’ equity) and the estimated cash sales price, less costs of disposal.

An alternative accounting policy would be to recharacterize some or all of any loss as an intangible asset and amortize it to expense over future periods based on the term of the relevant licensing arrangement and as revenue is recognized for royalties and initial fees. Under this alternative for the Latam transaction, approximately $900 million of the $1.7 billion impairment charge could have been recharacterized as an intangible asset and amortized over the franchise term of 20 years, resulting in about $45 million of expense annually. This policy would be based on a view that the consideration for the sale consists of two components–the cash sales price and the future royalties and initial fees.

The Company bases its accounting policy on management’s determination that royalties payable under its developmental license arrangements are substantially consistent with market rates for similar license arrangements. The Company does not believe it would be appropriate to recognize an asset for the right to receive market-based fees in future periods, particularly given the continuing support and services provided to the licensees. Therefore, the Company believes that the recognition of an impairment charge based on the net cash sales price reflects the substance of the sale transaction.

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

The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies, including the sale of appreciated assets, in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. During 2007, the Company recorded a $316 million benefit as a result of the completion of an IRS examination of the Company’s 2003-2004 U.S. tax returns. During 2005, the Company recorded a $179 million benefit due to the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns. The Company’s 2005-2006 U.S. tax returns are under audit and the completion is expected in late 2008 or early 2009.

Deferred U.S. income taxes have not been recorded for temporary differences totaling $6.7 billion related to investments in certain foreign subsidiaries and corporate joint ventures. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

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

Reconciliation of returns on incremental invested capital

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization, from the base period, adjusted for the impact of the Latam developmental license transaction in 2007. While the Company has previously converted certain other markets to a developmental license structure, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted operating results better reflect the underlying business trends relevant to the periods presented.

The denominator is the weighted-average adjusted cash used for investing activities during the applicable one- or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less cash generated from investing activities related to the Boston Market, Chipotle and Latam transactions. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2007 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2007 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2006 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2007 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2006 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation

Years ended December 31,	2007	2006	Incremental change
NUMERATOR:
Operating income	$3,879.0	$4,433.0	$ (554.0)
Depreciation and amortization(1)	1,192.8	1,190.9	1.9
Latam transaction	1,665.3		1,665.3
Currency translation (2)			(257.0)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$ 856.2
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(3)			$ 1,714.9
Currency translation (2)			1.2
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$ 1,716.1
One-year ROIIC(4)			49.9%

(1)	Represents depreciation and amortization from continuing operations.

(2)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(3)	Represents one-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2007.

	Years ended December 31,
	2006	2007
Cash used for investing activities	$ 1,274.1	$ 1,150.1
Less: Cash generated from investing activities related to Boston Market & Chipotle	(203.8)	(184.3)
Less: Cash generated from investing activities related to Latam transaction		(647.5)
Adjusted cash used for investing activities	$ 1,477.9	$ 1,981.9
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(4)	The decrease in Impairment and other charges (credits), net excluding the Latam transaction between 2007 and 2006 benefited the one-year ROIIC by 8.7 percentage points.

Three-year ROIIC calculation

Years ended December 31,	2007	2004	Incremental change
NUMERATOR:
Pro forma operating income(5)	$3,879.0	$3,312.5	$ 566.5
Depreciation and amortization(6)	1,192.8	1,150.4	42.4
Latam transaction	1,665.3		1,665.3
Currency translation (7)			(350.3)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$1,923.9
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(8)			$4,867.1
Currency translation (7)			19.3
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$4,886.4
Three-year ROIIC(9)			39.4%

(5)	Share-based expense as reported in the Company’s year-end 2004 Form 10-K was $149.5 million after tax ($241.2 million pretax). For comparability purposes to 2007 results subsequent to adopting SFAS No. 123(R), the 2004 reported operating income of $3,553.7 million was adjusted for this pro forma expense.

(6)	Represents depreciation and amortization from continuing operations.

(7)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(8)	Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2007.

	Years ended December 31,
	2004	2005	2006	2007
Cash used for investing activities	$1,383.1	$1,817.8	$1,274.1	$1,150.1
Less: Cash (generated from) used for investing activities related to Boston Market & Chipotle	112.5	109.0	(203.8)	(184.3)
Less: Cash generated from investing activities related to Latam transaction				(647.5)
Adjusted cash used for investing activities	$1,270.6	$1,708.8	$1,477.9	$1,981.9
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(9)	The decrease in Impairment and other charges (credits), net excluding the Latam transaction between 2007 and 2004 benefited the three-year ROIIC by 5.3 percentage points.

Risk factors and cautionary statement about forward-looking information

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2008. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 26 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2007	2006	2005
REVENUES
Sales by Company-operated restaurants	$16,611.0	$15,402.4	$14,017.9
Revenues from franchised and affiliated restaurants	6,175.6	5,492.8	5,099.4
Total revenues	22,786.6	20,895.2	19,117.3
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,487.4	5,111.8	4,760.2
Payroll & employee benefits	4,331.6	3,991.1	3,662.9
Occupancy & other operating expenses	3,922.7	3,802.2	3,495.5
Franchised restaurants–occupancy expenses	1,139.7	1,058.1	1,021.4
Selling, general & administrative expenses	2,367.0	2,295.7	2,118.4
Impairment and other charges (credits), net	1,670.3	134.2	(28.4)
Other operating (income) expense, net	(11.1)	69.1	103.3
Total operating costs and expenses	18,907.6	16,462.2	15,133.3
Operating income	3,879.0	4,433.0	3,984.0
Interest expense–net of capitalized interest of $6.9, $5.4 and $4.9	410.1	401.9	356.2
Nonoperating income, net	(103.2)	(123.3)	(32.4)
Income from continuing operations before provision for income taxes	3,572.1	4,154.4	3,660.2
Provision for income taxes	1,237.1	1,288.3	1,082.6
Income from continuing operations	2,335.0	2,866.1	2,577.6
Income from discontinued operations (net of taxes of $34.5, $101.9 and $16.8)	60.1	678.1	24.6
Net income	$2,395.1	$3,544.2	$2,602.2
Per common share–basic:
Continuing operations	$1.96	$2.32	$2.04
Discontinued operations	0.05	0.55	0.02
Net income	$2.02	$2.87	$2.06
Per common share–diluted:
Continuing operations	$1.93	$2.29	$2.02
Discontinued operations	0.05	0.54	0.02
Net income	$1.98	$2.83	$2.04
Dividends per common share	$1.50	$1.00	$0.67
Weighted-average shares outstanding–basic	1,188.3	1,234.0	1,260.4
Weighted-average shares outstanding–diluted	1,211.8	1,251.7	1,274.2

See Notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31,
IN MILLIONS, EXCEPT PER SHARE DATA	2007	2006
ASSETS
Current assets
Cash and equivalents	$1,981.3	$2,128.1
Accounts and notes receivable	1,053.8	806.9
Inventories, at cost, not in excess of market	125.3	112.4
Prepaid expenses and other current assets	421.5	318.6
Assets of businesses held for sale		1,631.5
Discontinued operations		194.7
Total current assets	3,581.9	5,192.2
Other assets
Investments in and advances to affiliates	1,156.4	1,035.4
Goodwill, net	2,301.3	2,073.6
Miscellaneous	1,367.4	1,235.2
Total other assets	4,825.1	4,344.2
Property and equipment
Property and equipment, at cost	32,203.7	29,722.9
Accumulated depreciation and amortization	(11,219.0)	(10,284.8)
Net property and equipment	20,984.7	19,438.1
Total assets	$29,391.7	$28,974.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$1,126.6	$—
Accounts payable	624.1	668.7
Income taxes	—	241.9
Other taxes	248.0	203.2
Accrued interest	148.4	135.0
Accrued payroll and other liabilities	1,486.9	1,324.5
Current maturities of long-term debt	864.5	17.7
Liabilities of businesses held for sale		273.8
Discontinued operations		86.8
Total current liabilities	4,498.5	2,951.6
Long-term debt	7,310.0	8,389.9
Other long-term liabilities	1,342.5	1,098.4
Deferred income taxes	960.9	1,076.3
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,226.7	3,445.0
Retained earnings	26,461.5	25,845.6
Accumulated other comprehensive income (loss)	1,337.4	(296.7)
Common stock in treasury, at cost; 495.3 and 456.9 million shares	(16,762.4)	(13,552.2)
Total shareholders’ equity	15,279.8	15,458.3
Total liabilities and shareholders’ equity	$29,391.7	$28,974.5

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
IN MILLIONS	2007	2006	2005
Operating activities
Net income	$2,395.1	$3,544.2	$2,602.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,214.1	1,249.9	1,249.5
Deferred income taxes	(39.1)	33.4	(31.6)
Income taxes audit benefit	(316.4)		(178.8)
Impairment and other charges (credits), net	1,670.3	134.2	(28.4)
Gains on dispositions of discontinued operations, net of tax	(68.6)	(653.0)
Share-based compensation	142.4	122.5	152.0
Other	(85.3)	73.5	159.6
Changes in working capital items:
Accounts receivable	(100.2)	(90.8)	(56.5)
Inventories, prepaid expenses and other current assets	(29.6)	(1.6)	(29.4)
Accounts payable	(36.7)	82.8	35.8
Income taxes	71.8	(350.3)	442.9
Other accrued liabilities	58.5	196.7	19.5
Cash provided by operations	4,876.3	4,341.5	4,336.8
Investing activities
Property and equipment expenditures	(1,946.6)	(1,741.9)	(1,606.8)
Purchases of restaurant businesses	(228.8)	(238.6)	(343.5)
Sales of restaurant businesses and property	364.7	315.7	259.1
Latam transaction, net	647.5
Proceeds from disposals of discontinued operations, net	194.1	281.0
Other	(181.0)	109.7	(126.6)
Cash used for investing activities	(1,150.1)	(1,274.1)	(1,817.8)
Financing activities
Net short-term borrowings	101.3	34.5	22.7
Long-term financing issuances	2,116.8	1.9	3,107.9
Long-term financing repayments	(1,645.5)	(2,301.1)	(1,518.3)
Treasury stock purchases	(3,943.0)	(2,959.4)	(1,202.0)
Common stock dividends	(1,765.6)	(1,216.5)	(842.0)
Proceeds from stock option exercises	1,137.6	975.7	768.1
Excess tax benefit on share-based compensation	203.8	87.1	70.1
Other	(201.7)	(82.1)	35.3
Cash provided by (used for) financing activities	(3,996.3)	(5,459.9)	441.8
Effect of exchange rates on cash and cash equivalents	123.3	267.6	(80.2)
Cash and equivalents increase/(decrease)	(146.8)	(2,124.9)	2,880.6
Cash and equivalents at beginning of year	2,128.1	4,253.0	1,372.4
Cash and equivalents at end of year	$1,981.3	$2,128.1	$4,253.0
Supplemental cash flow disclosures
Interest paid	$392.7	$430.3	$390.3
Income taxes paid	1,436.2	1,528.5	795.1

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated other comprehensive income (loss)
IN MILLIONS, EXCEPT PER SHARE DATA	Common stock issued		Additional paid-in capital			Deferred hedging adjustment	Foreign currency translation	Common stock in treasury		Total shareholders’ equity
				Retained earnings
	Shares	Amount			Pensions			Shares	Amount
Balance at December 31, 2004	1,660.6	$16.6	$2,103.2	$21,755.8	$—	$ (15.7)	$ (80.3)	(390.7)	$(9,578.1)	$ 14,201.5
Net income				2,602.2						2,602.2
Translation adjustments (including taxes of $189.6)							(634.3)			(634.3)
Fair value adjustments–cash flow hedges (including taxes of $5.6)						(2.8)				(2.8)
Comprehensive income										1,965.1
Common stock cash dividends ($.67 per share)				(842.0)						(842.0)
ESOP loan payment			7.0							7.0
Treasury stock purchases								(39.5)	(1,228.1)	(1,228.1)
Share-based compensation			152.0							152.0
Stock option exercises and other (including tax benefits of $86.9)			458.0					32.8	432.6	890.6
Balance at December 31, 2005	1,660.6	16.6	2,720.2	23,516.0	—	(18.5)	(714.6)	(397.4)	(10,373.6)	15,146.1
Net income				3,544.2						3,544.2
Translation adjustments (including taxes of $95.6)							514.7			514.7
Fair value adjustments–cash flow hedges (including tax benefits of $0.6)						10.7				10.7
Comprehensive income										4,069.6
Adjustment to initially apply SFAS No. 158 (including tax benefits of $39.2)					(89.0)					(89.0)
Common stock cash dividends ($1.00 per share)				(1,216.5)						(1,216.5)
ESOP loan payment			7.3							7.3
Treasury stock purchases								(98.4)	(3,718.9)	(3,718.9)
Share-based compensation			122.5							122.5
Stock option exercises and other (including tax benefits of $125.4)			595.0	1.9				38.9	540.3	1,137.2
Balance at December 31, 2006	1,660.6	16.6	3,445.0	25,845.6	(89.0)	(7.8)	(199.9)	(456.9)	(13,552.2)	15,458.3
Net income				2,395.1						2,395.1
Translation adjustments (including taxes of $41.7)							804.8			804.8
Latam historical translation adjustments							769.5			769.5
Fair value adjustments–cash flow hedges (including taxes of $2.9)						8.5				8.5
Adjustments related to pensions (including taxes of $19.7)					51.3					51.3
Comprehensive income										4,029.2
Common stock cash dividends ($1.50 per share)				(1,765.6)						(1,765.6)
ESOP loan payment			7.6							7.6
Treasury stock purchases								(77.1)	(3,948.8)	(3,948.8)
Share-based compensation			142.4							142.4
Adjustment to initially apply EITF 06-2 (including tax benefits of $18.1)				(36.1)						(36.1)
Adjustment to initially apply FIN 48				20.1						20.1
Stock option exercises and other (including tax benefits of $246.8)			631.7	2.4				38.7	738.6	1,372.7
Balance at December 31, 2007	1,660.6	$16.6	$4,226.7	$26,461.5	$(37.7)	$ 0.7	$ 1,374.4	(495.3)	$(16,762.4)	$ 15,279.8

See Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company primarily franchises and operates McDonald’s restaurants in the food service industry. The Company also has a minority ownership in U.K.-based Pret A Manger. Prior to August 2007, the Company operated Boston Market in the U.S., which it sold in 2007. Prior to October 2006, the Company had an ownership interest in Chipotle Mexican Grill (Chipotle). During 2006, the Company disposed of its investment in Chipotle.

All restaurants are operated either by the Company, by independent entrepreneurs under the terms of franchise arrangements (franchisees), or by affiliates and developmental licensees operating under license agreements.

The following table presents restaurant information by ownership type:

Restaurants at December 31,	2007	2006	2005
Operated by franchisees(1)	20,505	18,685	18,324
Operated by the Company	6,906	8,166	8,173
Operated by affiliates	3,966	4,195	4,269
Systemwide restaurants	31,377	31,046	30,766

(1)	Includes restaurants operated by developmental licensees.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying amounts related to businesses sold in Latin America to assets (primarily property and equipment) and liabilities of businesses held for sale and reclassifying results and amounts from Boston Market to discontinued operations. In addition, throughout this report, we present as Other Countries & Corporate, the previously reported segments of Latin America, Canada and Corporate & Other.

Revenue recognition

The Company’s revenues consist of sales by Company operated restaurants and fees from restaurants operated by franchisees/licensees and affiliates. Sales by Company-operated restaurants are recognized on a cash basis. The Company presents sales net of sales tax and other sales-related taxes. Revenues from franchised and affiliated restaurants include continuing rent and royalties, and initial fees. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales, as well as initial fees. Continuing rent and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

Foreign currency translation

The functional currency of substantially all operations outside the U.S. is the respective local currency.

Advertising costs

Advertising costs included in expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2007–$718.3; 2006– $669.8; 2005–$611.2. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2007–$87.7; 2006–$97.4; 2005–$116.7. In addition, significant advertising costs are incurred by franchisees through separate advertising cooperatives in individual markets.

Share-based compensation

Effective January 1, 2005, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost beginning in 2005 includes the portion vesting in the period for (i) all share-based payments granted prior to, but not vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and (ii) all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Share-based compensation expense and the effect on diluted net income per common share were as follows:

IN MILLIONS, EXCEPT PER SHARE DATA	2007	2006	2005
Share-based compensation expense	$142.4	$122.5	$152.0
After tax	$94.9	$82.6	$102.3
Net income per common share-diluted	$0.07	$0.07	$0.08

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2007, there was $122.0 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2007, 2006 and 2005 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2007	2006	2005
Expected dividend yield	2.26%	1.99%	1.72%
Expected stock price volatility	24.7%	26.4%	27.8%
Risk-free interest rate	4.76%	4.55%	3.97%
Expected life of options IN YEARS	6.26	6.22	7.00
Fair value per option granted	$11.59	$9.72	$10.06

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms which generally include option periods; and equipment–three to 12 years.

Goodwill

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates, and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the portion of the reporting unit (defined as each individual country).

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

The following table presents the 2007 activity in goodwill by segment:

IN MILLIONS	U.S.	Europe	APMEA(1)	Other Countries & Corporate (2)	Consolidated
Balance at December 31, 2006	$1,012.8	$652.4	$277.9	$130.5	$2,073.6
Net restaurant purchases (sales)	133.7	(5.5)	1.2	(4.7)	124.7
Ownership increases in subsidiaries/affiliates			6.1		6.1
Currency translation		53.3	20.9	22.7	96.9
Balance at December 31, 2007	$1,146.5	$700.2	$306.1	$148.5	$2,301.3

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets (SFAS No. 144), long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.

Losses on assets held for disposal are recognized when management has approved (and the Board of Directors has approved, as required) and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses relate to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “available for sale” in accordance with SFAS No. 144.

When the Company sells an existing business to a developmental licensee, the licensee purchases the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. The sale of the business includes primarily land, buildings and improvements, and equipment, along with the franchising and leasing rights under existing agreements. Under the related developmental licensing arrangement, the Company collects a royalty based on a percent of sales, as well as initial fees, but does not have either any capital invested in the business or any commitment to invest future capital.

An impairment charge is recognized for the difference between the net book value of the business (including any foreign currency translation adjustments recorded in accumulated other comprehensive income in shareholders’ equity) and the estimated cash sales price, less costs of disposal.

The Company bases its accounting policy on management’s determination that royalties payable under its developmental license arrangements are substantially consistent with market rates for similar license arrangements. Therefore, the Company believes that the recognition of an impairment charge based on the net cash sales price reflects the substance of the sale transaction.

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

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2007 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2007 and 2006, the Company was required to post collateral of $54.8 million and $49.3 million, respectively, which was used to reduce the carrying value of the derivatives recorded in other long-term liabilities.

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

The Company’s derivatives primarily consist of interest rate exchange agreements, foreign currency exchange agreements and foreign currency options. These derivatives were classified in the Consolidated balance sheet at December 31, 2007 and 2006, respectively, as follows: miscellaneous other assets–$63.7 million and $40.6 million; and other long-term liabilities (excluding accrued interest)– $70.3 million and $116.5 million. All derivative purchases and settlements were classified in other financing activities in the Consolidated statement of cash flows.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2007.

•	Fair value hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain assets or liabilities. The types of fair value hedges the Company enters into include (i) interest rate exchange agreements to convert a portion of its fixed-rate debt to floating-rate debt and (ii) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements are entered into to hedge the currency risk associated with debt denominated in foreign currencies, and essentially result in floating-rate liabilities denominated in U.S. Dollars or appropriate functional currencies.

For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items resulting from changes in fair value are recognized in nonoperating income, net.

•	Cash flow hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (i) interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense; (ii) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows (such as royalties and other payments denominated in foreign currencies) due to changes in foreign currency exchange rates; and (iii) foreign currency exchange agreements for the exchange of various currencies and interest rates. The foreign currency exchange agreements hedge the currency risk associated with debt and intercompany loans denominated in foreign currencies, and essentially result in fixed-rate assets or liabilities denominated in U.S. Dollars or appropriate functional currencies.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss, if any, is recognized in earnings currently.

The Company recorded after-tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity. The Company recorded net increases of $8.5 million and $10.7 million for the years ended December 31, 2007 and 2006, respectively, and a net decrease of $2.8 million for the year ended December 31, 2005. Based on interest rates and foreign currency exchange rates at December 31, 2007, no significant amount of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2007, will be recognized in earnings in 2008 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2007 was 15 months, excluding instruments hedging forecasted payments of variable interest on existing financial instruments that have various maturity dates through 2013.

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

During the years ended December 31, 2007 and 2006, the Company recorded decreases in translation adjustments in accumulated other comprehensive income of $76.5 million after tax (included in the net increase of $1.6 billion of translation adjustments in the Consolidated statement of shareholders’ equity) and $23.2 million after tax, respectively, related primarily to foreign currency denominated debt designated as hedges of net investments. During the year ended December 31, 2005, the Company recorded an increase in translation adjustments of $356.8 million after tax related to hedges of net investments.

Sales of stock by subsidiaries and affiliates

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission (SEC), when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss. In 2006, the Company’s gain of $32.0 million as a result of the Chipotle IPO is reported in discontinued operations.

Income tax uncertainties

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of FIN 48, $338.7 million of net tax liabilities were reclassified from current to long-term.

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Beginning in 2007, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by FIN 48. For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. Prior to 2007, tax liabilities had been recorded when, in management’s judgment, it was not probable that the Company’s tax position would ultimately be sustained.

The Company records interest on unrecognized tax benefits in the provision for income taxes.

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2007–23.5; 2006–17.7; 2005–13.8. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2007–0.7; 2006–16.4; 2005–44.4.

The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in net income per share.

Statement of cash flows

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Employers’ accounting for defined benefit pension and other postretirement plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through other comprehensive income. The Company adopted the applicable provisions of SFAS No. 158 effective December 31, 2006, as required, which resulted in a net adjustment to other comprehensive income of $89.0 million for a limited number of applicable international markets. In 2007, the Company recorded an unrecognized actuarial gain, net of tax, of $51.3 million in other comprehensive income.

Sabbatical leave

In certain countries, eligible employees are entitled to take a paid sabbatical after a predetermined period of service. In June 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, we recorded a $36.1 million cumulative adjustment, net of tax, to decrease beginning retained earnings in the first quarter 2007. The annual impact to earnings of this accounting change is not significant.

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, are effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We adopted the required provisions of SFAS No. 157 related to debt and derivatives as of January 1, 2008. The annual impact of this accounting change is not expected to be significant.

Fair value option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008. The Company has decided not to adopt this optional standard.

Business combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a significant impact on our consolidated financial statements.

Noncontrolling interests

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

	December 31,
IN MILLIONS	2007	2006
Land	$4,836.6	$4,443.2
Buildings and improvements on owned land	11,306.6	10,392.8
Buildings and improvements on leased land	10,962.6	10,191.5
Equipment, signs and seating	4,558.2	4,213.3
Other	539.7	482.1
	32,203.7	29,722.9
Accumulated depreciation and amortization	(11,219.0)	(10,284.8)
Net property and equipment	$20,984.7	$19,438.1

Depreciation and amortization expense related to continuing operations was (in millions): 2007-$1,145.0; 2006-$1,146.3; 2005-$1,124.8.

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

In connection with the Company’s sale of its investment in Boston Market in August 2007, the Company received proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. In addition, Boston Market’s net income (loss) for 2007, 2006 and 2005 was ($8.5) million, $6.9 million and $8.8 million, respectively.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax, while still retaining majority ownership. In fourth quarter 2006, the Company completely separated from Chipotle through a noncash, tax-free exchange of its remaining Chipotle shares for its common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $479.6 million. In addition, Chipotle’s net income for 2006 was $18.2 million and 2005 was $15.8 million.

Boston Market’s and Chipotle’s results of operations (exclusive of the transaction gains), which previously were included in Other Countries & Corporate, consisted of revenues and pretax income (loss) as follows:

IN MILLIONS	2007	2006	2005
Boston Market
Revenues	$444.1	$691.2	$715.2
Pretax income (loss)	(17.0)	12.0	14.2
Chipotle
Revenues		$631.7	$627.7
Pretax income		39.8	27.2

LATAM TRANSACTION

In the third quarter 2007, the Company completed the sale of the Company’s businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets as “Latam”. Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144. As a result, the Company recorded an impairment charge of $1.7 billion in 2007, substantially all of which was noncash. The total charges for the full year included $895.8 million for the difference between the net book value of the Latam business and approximately $675 million in cash proceeds received. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $769.5 million recorded in shareholders’ equity. The Company has recorded a tax benefit of $62.0 million in connection with this transaction. The tax benefit was minimal due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities in McDonald’s Consolidated balance sheet totaling $179.2 million at year-end 2007.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations to (i) pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) commit to adding approximately 150 new McDonald’s restaurants over the first three years and pay an initial fee for each new restaurant opened; and (iii) commit to specified annual capital expenditures for existing restaurants.

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

On a pretax basis, the Company recorded impairment and other charges (credits), net of $1,670.3 million in 2007, $134.2 million in 2006 and ($28.4) million in 2005 associated with impairment, as well as certain strategic actions in 2006.

In 2007, the Company recorded $1.7 billion related to the sale of the Latam businesses to a developmental licensee. In addition, the charges for 2007 included a $15.7 million write-off of assets associated with the Toasted Deli Sandwich products in Canada and a net gain of $14.1 million as a result of the transfer of the Company’s ownership interest in three European markets to a developmental licensee, partly offset by a loss on the anticipated transfer of a small market in Europe to a developmental licensee.

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

OTHER OPERATING (INCOME) EXPENSE, NET IN MILLIONS
	2007	2006	2005
Gains on sales of restaurant businesses	$(88.9)	$(38.3)	$(44.7)
Equity in earnings of unconsolidated affiliates	(115.6)	(76.8)	(52.8)
Asset dispositions and other expense	193.4	184.2	200.8
Total	$(11.1)	$69.1	$103.3

•	Gains on sales of restaurant businesses

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

Equity in earnings of unconsolidated affiliates–businesses in which the Company actively participates, but does not control– represents McDonald’s share of each affiliate’s results. These results are reported after interest expense and income taxes, except for partnerships in certain markets such as the U.S., which are reported before income taxes.

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

In connection with the sale of the Company’s businesses in Latam, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities in McDonald’s Consolidated balance sheet totaling $179.2 million at year-end 2007.

FRANCHISE ARRANGEMENTS

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and royalties to the Company based upon a percent of sales with minimum rent payments that parallel the Company’s underlying leases and escalations (on properties that are leased). McDonald’s franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, in certain markets outside the U.S., franchisees pay a refundable, noninterest-bearing security deposit. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales, as well as initial fees.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees, affiliates and others were not material to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised and affiliated restaurants consisted of:

IN MILLIONS	2007	2006	2005
Rents and royalties	$6,118.3	$5,441.3	$5,061.4
Initial fees	57.3	51.5	38.0
Revenues from franchised and affiliated restaurants	$6,175.6	$5,492.8	$5,099.4

Future minimum rent payments due to the Company under existing franchise arrangements are:

IN MILLIONS	Owned Sites	Leased Sites	Total
2008	$ 1,120.1	$ 933.4	$2,053.5
2009	1,084.3	905.8	1,990.1
2010	1,045.2	874.5	1,919.7
2011	995.6	838.2	1,833.8
2012	959.3	809.0	1,768.3
Thereafter	7,117.7	5,414.8	12,532.5
Total minimum payments	$ 12,322.2	$ 9,775.7	$22,097.9

At December 31, 2007, net property and equipment under franchise arrangements totaled $10.9 billion (including land of $3.3 billion) after deducting accumulated depreciation and amortization of $5.8 billion.

LEASING ARRANGEMENTS

At December 31, 2007, the Company was the lessee at 13,322 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

IN MILLIONS	Restaurant	Other	Total
2008	$ 989.7	$64.1	$1,053.8
2009	918.2	55.4	973.6
2010	853.9	44.6	898.5
2011	786.8	35.2	822.0
2012	729.6	27.7	757.3
Thereafter	5,869.5	139.1	6,008.6
Total minimum payments	$ 10,147.7	$366.1	$10,513.8

The following table provides detail of rent expense:

IN MILLIONS	2007	2006	2005
Company-operated restaurants:
U.S.	$82.0	$81.6	$78.8
Outside the U.S.	533.9	515.1	483.9
Total	615.9	596.7	562.7
Franchised restaurants:
U.S.	358.4	340.2	320.1
Outside the U.S.	364.5	312.5	287.9
Total	722.9	652.7	608.0
Other	98.5	104.5	97.2
Total rent expense	$1,437.3	$1,353.9	$1,267.9

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2007–$118.3; 2006–$106.9; 2005–$95.7. Franchised restaurants: 2007–$136.1; 2006–$124.3; 2005–$112.5.

INCOME TAXES

Income from continuing operations before provision for income taxes, classified by source of income, was as follows:

IN MILLIONS	2007	2006	2005
U.S.	$2,455.0	$2,126.2	$2,009.9
Outside the U.S.	1,117.1	2,028.2	1,650.3
Income from continuing operations before provision for income taxes	$3,572.1	$4,154.4	$3,660.2

The provision for income taxes, classified by the timing and location of payment, was as follows:

IN MILLIONS	2007	2006	2005
U.S. federal	$480.8	$624.8	$591.3
U.S. state	84.9	107.4	99.1
Outside the U.S.	710.5	522.7	423.8
Current tax provision	1,276.2	1,254.9	1,114.2
U.S. federal	(14.3)	55.7	(9.6)
U.S. state	10.0	10.8	(0.9)
Outside the U.S.	(34.8)	(33.1)	(21.1)
Deferred tax provision (benefit)	(39.1)	33.4	(31.6)
Provision for income taxes	$1,237.1	$1,288.3	$1,082.6

Net deferred tax liabilities consisted of:

	December 31,
IN MILLIONS	2007	2006
Property and equipment	$1,532.7	$1,500.2
Other	231.8	192.7
Total deferred tax liabilities	1,764.5	1,692.9
Property and equipment	(370.5)	(312.8)
Employee benefit plans	(292.8)	(247.1)
Intangible assets	(282.4)	(255.1)
Capital loss carryforwards	(228.3)	(58.4)
Deferred foreign tax credits	(127.2)	(149.3)
Operating loss carryforwards	(102.6)	(92.9)
Indemnification liabilities	(62.7)
Other	(295.8)	(232.9)
Total deferred tax assets before valuation allowance	(1,762.3)	(1,348.5)
Valuation allowance	385.1	181.0
Net deferred tax liabilities	$387.3	$525.4
Balance sheet presentation:
Deferred income taxes	$960.9	$1,076.3
Other assets–miscellaneous	(502.8)	(478.4)
Current assets–prepaid expenses and other current assets	(70.8)	(72.5)
Net deferred tax liabilities	$387.3	$525.4

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	2.3	1.9	1.8
Benefits and taxes related to foreign operations	(7.5)	(5.3)	(4.7)
Completion of federal tax audit	(8.9)		(4.8)
Repatriation of foreign earnings under HIA			2.9
Latam transaction	14.3
Other, net	(0.6)	(0.6)	(0.6)
Effective income tax rates	34.6%	31.0%	29.6%

As of December 31, 2007, the Company’s gross unrecognized tax benefits totaled $249.7 million. After considering the federal impact on state issues, $200.1 million of this total would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

IN MILLIONS
Balance at January 1, 2007	$664.3
Decreases for positions taken in prior years:
Remeasurement due to completion of audit	(295.8)
Disposition of entity	(29.9)
Other	(60.4)
Increases for positions taken in prior years	18.3
Increases for positions related to the current year	82.5
Settlements with taxing authorities	(122.7)
Lapsing of statutes of limitations	(6.6)
Balance at December 31, 2007(1)	$249.7

(1)	Included in other long-term liabilities in the Consolidated balance sheet.

It is reasonably possible that the total amount of unrecognized tax benefits will change in 2008, ranging from a decrease of $40 million to an increase of $60 million. Decreases in the unrecognized tax benefits will result from the lapsing of statutes of limitations and the possible completion of tax audits in multiple jurisdictions. Increases will result from tax positions, primarily related to foreign operations, expected to be taken on tax returns for 2008.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company had $9.4 million accrued for interest and no accrual for penalties at December 31, 2007. The Company recorded interest income related to tax matters of $34.9 million in 2007 and no expense for penalties.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $6.7 billion at December 31, 2007 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

EMPLOYEE BENEFIT PLANS

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a leveraged employee stock ownership (ESOP) feature, and a discretionary employer profit sharing match. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer profit sharing match at the end of the year for those eligible participants who have contributed to the 401(k) feature.

All contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Participants’ contributions to the 401(k) feature and the discretionary employer match are limited to 20% investment in McDonald’s common stock.

The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $415.3 million at December 31, 2007 and $378.6 million at December 31, 2006 and were included in other long-term liabilities in the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2007, derivatives with a fair value of $100.8 million indexed to the Company’s stock as well as an investment totaling $82.0 million indexed to certain market indices were included in miscellaneous other assets in the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2007–$57.6; 2006–$60.1; 2005–$58.0. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2007–$62.7; 2006–$69.8; 2005–$54.1.

The total combined liabilities for international retirement plans were $129.4 million and $197.6 million at December 31, 2007 and 2006, respectively, primarily in Canada and the U.K.

Other postretirement benefits and post-employment benefits were immaterial.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry. The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees/developmental licensees and affiliates. Revenues from franchised and affiliated restaurants include continuing rent and royalties, and initial fees. Foreign affiliates and developmental licensees pay a royalty to the Company based upon a percent of sales, as well as initial fees. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income includes the Company’s share of operating results of affiliates after interest expense and income taxes, except for affiliates in certain markets such as the U.S., which are reported before income taxes. Royalties and other payments from subsidiaries outside the U.S. were (in millions): 2007–$1,116.7, 2006–$945.4; 2005–$840.6.

Corporate general & administrative expenses are included in Other Countries & Corporate and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

IN MILLIONS	2007		2006		2005
U.S.	$7,905.5		$7,464.1		$6,955.1
Europe	8,926.2		7,637.7		7,071.8
APMEA	3,598.9		3,053.5		2,815.8
Other Countries & Corporate	2,356.0		2,739.9		2,274.6
Total revenues	$22,786.6		$20,895.2		$19,117.3

U.S.	$2,841.9		2,657.0		$2,421.6
Europe	2,125.4		1,610.2		1,449.3
APMEA	616.3		364.4		345.1
Other Countries & Corporate	(1,704.6)		(198.6)		(232.0)
Total operating income	$3,879.0	(1)	$4,433.0	(2)	$3,984.0	(3)

U.S.	$10,031.8		$9,477.4		$8,968.3
Europe	11,380.4		10,413.9		9,424.6
APMEA	4,145.3		3,727.6		3,596.5
Other Countries & Corporate	3,834.2		3,529.4		5,891.0
Businesses held for sale			1,631.5		1,517.6
Discontinued operations			194.7		590.8
Total assets	$29,391.7		$28,974.5		$29,988.8

U.S.	$805.1		$774.3		$642.4
Europe	687.4		504.9		449.5
APMEA	302.8		208.1		197.1
Other Countries & Corporate	97.3		85.4		123.2
Businesses held for sale	43.7		87.0		84.7
Discontinued operations	10.3		82.2		109.9
Total capital expenditures	$1,946.6		$1,741.9		$1,606.8

U.S.	$402.7		$390.5		$385.8
Europe	473.3		436.4		427.5
APMEA	178.1		171.8		168.3
Other Countries & Corporate	112.6		110.4		129.9
Businesses held for sale	26.1		81.8		76.1
Discontinued operations	21.3		59.0		61.9
Total depreciation and amortization	$1,214.1		$1,249.9		$1,249.5

See Impairment and other charges/(credits), net note for further discussion of the following items:

(1)	Includes $1.7 billion of charges/(credits) (Other Countries & Corporate– $1,681.0 million and Europe – ($10.7) million) primarily related to the sale of Latam to a developmental licensee.

(2)	Includes $134.2 million of charges (Europe–$61.9 million; APMEA–$48.2 million and Other Countries & Corporate–$24.1 million) primarily related to losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees and certain other strategic actions.

(3)	Includes ($28.4) million of charges/(credits) (Europe–$4.1 million; APMEA–($9.1) million and Other Countries & Corporate–($23.4) million) primarily related to a gain due to the transfer of the Company’s ownership interest in a market to a developmental licensee and reversal of certain restructuring liabilities, partly offset by impairment charges.

Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2007–$25,186.9; 2006–$23,185.3; 2005–$21,641.3. U.S. based: 2007–$10,043.7; 2006–$9,421.6; 2005–$9,001.9.

DEBT FINANCING

Line of credit agreements

At December 31, 2007, the Company had a $1.3 billion line of credit agreement expiring in 2012 with fees of 0.05% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $970.4 million at December 31, 2007; these uncommitted lines of credit were principally short-term and denominated in various currencies at local market rates of interest.

As a result of the Company’s decision to repatriate certain foreign earnings under HIA, certain wholly-owned subsidiaries outside the U.S. entered into a multi-currency term loan facility totaling $2.9 billion in 2005. The loan is due to mature in the fourth quarter of 2008 and may be prepaid without penalty. The loan agreement stipulates future repayments of borrowings reduce the amount available under the facility. At December 31, 2007, the outstanding borrowings under the HIA multi-currency term loan facility totaled $1.8 billion with a weighted-average interest rate of 5.7%.

The weighted-average interest rate of short-term borrowings, excluding HIA-related borrowings, was 5.9% at December 31, 2007 (based on $625.8 million of foreign currency bank line borrowings) and 5.0% at December 31, 2006 (based on $497.3 million of foreign currency bank line borrowings).

Fair values

At December 31, 2007, the fair value of the Company’s debt obligations was estimated at $9.5 billion, compared to a carrying amount of $9.3 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices. The Company has no current plans to retire a significant amount of its debt prior to maturity.

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

		Interest rates(1) December 31		Amounts outstanding December 31
IN MILLIONS OF U.S. DOLLARS	Maturity dates	2007	2006	2007	2006
Fixed-original issue		5.5%	4.9%	$3,497.5	$2,367.1
Fixed-converted via exchange agreements(2)		5.3	4.5	(455.2)	(808.1)
Floating		4.8	5.1	160.0	151.7
Total U.S. Dollars	2008-2037			3,202.3	1,710.7
Fixed		2.7	3.2	121.8	447.6
Floating		4.8	3.6	2,093.3	2,342.0
Total Euro	2008-2013			2,215.1	2,789.6
Fixed		6.0	6.0	1,078.8	1,067.4
Floating		6.5	5.5	689.9	785.6
Total British Pounds Sterling	2008-2032			1,768.7	1,853.0
Total Japanese Yen-fixed	2010-2030	2.2	2.2	585.0	549.3
Fixed		3.4	4.0	497.8	351.5
Floating		5.7	5.1	946.9	1,044.8
Total other currencies(3)	2008-2014			1,444.7	1,396.3
Debt obligations before fair value adjustments(4)				9,215.8	8,298.9
Fair value adjustments(5)				85.3	108.7
Total debt obligations(6)				$9,301.1	$8,407.6

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	A portion of U.S. Dollar fixed-rate debt effectively has been converted into other currencies and/or into floating-rate debt through the use of exchange agreements. The rates shown reflect the fixed rate on the receivable portion of the exchange agreements. All other obligations in this table reflect the net effects of these and other exchange agreements.

(3)	Primarily consists of Swiss Francs, Chinese Renminbi, Hong Kong Dollars, Korean Won, Australian Dollars and Singapore Dollars.

(4)	Aggregate maturities for 2007 debt balances, before fair value adjustments, were as follows (in millions): 2008–$1,991.0; 2009–$448.8; 2010–$539.5; 2011–$552.0; 2012– $2,217.4; Thereafter–$3,467.1. These amounts include a reclassification of short-term obligations totaling $1.3 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2012.

(5)	SFAS No. 133 requires that the carrying value of underlying items in fair value hedges, in this case debt obligations, be adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($37.1 million) of the adjustments at December 31, 2007 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(6)	Includes notes payable, current maturities of long-term debt and long-term debt included in the Consolidated balance sheet. The increase in debt obligations from December 31, 2006 to December 31, 2007 was due to net issuances ($572.6 million), changes in exchange rates on foreign currency denominated debt ($341.6 million) and other changes ($2.7 million), partly offset by SFAS No. 133 non-cash fair value adjustments ($23.4 million).

ESOP loans and other guarantees

Borrowings related to the ESOP at December 31, 2007, which include $71.5 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $63.8 million and $71.1 million at December 31, 2007 and 2006 respectively). The ESOP is repaying the loans and interest- through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are being reduced. The Company does not have any other significant guarantees at December 31, 2007.

SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 116.8 million at December 31, 2007, including 45.8 million available for future grants.

Stock options

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 16 million options outstanding at December 31, 2007) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $815.3 million, $412.6 million and $290.9 million, respectively. Cash received from stock options exercised during 2007 was $1.1 billion and the actual tax benefit realized for tax deductions from stock options exercised totaled $245.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented in the following table:

	2007				2006		2005
Options	Shares IN MILLIONS	Weighted- average exercise price	Weighted- average remaining contractual life IN YEARS	Aggregate intrinsic value IN MILLIONS	Shares IN MILLIONS	Weighted- average exercise price	Shares IN MILLIONS	Weighted- average exercise price
Outstanding at beginning of year	101.9	$ 30.03			136.3	$ 28.90	166.9	$ 27.80
Granted	5.7	45.02			7.0	36.36	7.1	32.59
Exercised	(38.4)	28.89			(37.7)	26.86	(32.7)	23.87
Forfeited/expired	(1.7)	33.63			(3.7)	32.51	(5.0)	30.44
Outstanding at end of year	67.5	$ 31.85	5.48	$ 1,827.2	101.9	$ 30.03	136.3	$ 28.90
Exercisable at end of year	52.6	$ 30.54	4.78	$ 1,491.3	78.7		103.3

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

A summary of the Company’s RSU activity during the years ended December 31, 2007, 2006 and 2005 is presented in the following table:

	2007		2006		2005
RSUs	Shares IN MILLIONS	Weighted- average grant date fair value	Shares IN MILLIONS	Weighted- average grant date fair value	Shares IN MILLIONS	Weighted- average grant date fair value
Nonvested at beginning of year	2.6	$ 33.00	2.6	$ 23.60	1.7	$ 16.01
Granted	1.2	41.73	1.4	34.12	1.2	32.58
Vested	(0.2)	32.78	(1.3)	15.24	(0.1)	14.70
Forfeited	(0.2)	35.97	(0.1)	31.78	(0.2)	19.65
Nonvested at end of year	3.4	$ 35.94	2.6	$ 33.00	2.6	$ 23.60

The Company realized tax deductions of $1.6 million from RSUs vested during 2007. The total fair value of RSUs vested during 2007, 2006 and 2005 was $12.6 million, $43.8 million and $6.0 million, respectively.

QUARTERLY RESULTS (UNAUDITED)(1)

IN MILLIONS, EXCEPT PER SHARE DATA	Quarters ended December 31				Quarters ended September 30			Quarters ended June 30				Quarters ended March 31
	2007		2006		2007		2006	2007		2006		2007	2006
Revenues
Sales by Company-operated restaurants	$4,103.2		$4,009.0		$4,276.2		$4,057.7	$4,317.8		$3,835.3		$3,913.8	$3,500.4
Revenues from franchised and affiliated restaurants	1,650.4		1,436.3		1,624.7		1,445.5	1,521.6		1,369.1		1,378.9	1,241.9
Total revenues	5,753.6		5,445.3		5,900.9		5,503.2	5,839.4		5,204.4		5,292.7	4,742.3
Company-operated margin	705.3		663.0		783.9		701.5	759.6		618.1		620.5	514.7
Franchised margin	1,355.3		1,161.2		1,337.3		1,173.7	1,240.1		1,109.5		1,103.2	990.3
Operating income (loss)	1,354.6		1,107.9		1,524.8		1,288.3	(181.7	)(5)	1,123.0		1,181.3	913.8	(7)
Income (loss) from continuing operations	1,273.2	(2)	751.7		1,003.7		841.7	(708.4	)(5)	697.9		766.5	574.8	(7)
Net income (loss)	$1,273.2	(2)	$1,241.5	(3)	$1,071.2	(4)	$843.3	$(711.7	)(5)	$834.1	(6)	$762.4	$625.3	(7,8)
Per common share–basic:
Income (loss) from continuing operations	$1.08	(2)	$0.62		$0.85		$0.68	$(0.59	)(5)	$0.57		$0.64	$0.46	(7)
Net income (loss)	$1.08	(2)	$1.02	(3)	$0.90	(4)	$0.69	$(0.60	)(5)	$0.68	(6)	$0.63	$0.50	(7,8)
Per common share–diluted:
Income (loss) from continuing operations	$1.06	(2)	$0.61		$0.83		$0.68	$(0.59	)(5)	$0.56		$0.63	$0.45	(7)
Net income (loss)	$1.06	(2)	$1.00	(3)	$0.89	(4)	$0.68	$(0.60	)(5)	$0.67	(6)	$0.62	$0.49	(7,8)
Dividends declared per common share	$—		$—		$1.50		$1.00	$—		$—		$—	$—
Weighted-average common shares–basic	1,173.7		1,216.8		1,185.0		1,230.4	1,193.7		1,235.1		1,201.2	1,254.1
Weighted-average common shares–diluted	1,196.8		1,238.3		1,207.1		1,245.7	1,193.7		1,248.0		1,222.3	1,271.2
Market price per common share:
High	$63.69		$44.68		$55.73		$40.06	$52.88		$35.99		$46.21	$36.75
Low	54.67		38.95		46.64		32.75	44.26		31.73		42.31	33.20
Close	58.91		44.33		54.47		39.12	50.76		33.60		45.05	34.36

(1)	For all periods of 2006 and the first two quarters of 2007, amounts previously reported in the Company’s SEC filings included Boston Market activity. As a result of the Company’s sale of its investment in Boston Market in August 2007, the above amounts have been adjusted by the following Boston Market activity, which is presented as discontinued operations:

	Quarter ended December 31	Quarter ended September 30	Quarters ended June 30		Quarters ended March 31
IN MILLIONS	2006	2006	2007	2006	2007	2006
Revenues
Sales by Company-operated restaurants	$ 185.3	$ 165.6	$ 168.5	$ 160.3	$ 169.0	$ 169.1
Revenues from franchised and affiliated restaurants	3.3	2.4	2.6	2.7	2.4	2.5
Total revenues	188.6	168.0	171.1	163.0	171.4	171.6
Company-operated margin	18.7	5.5	6.9	9.1	6.1	10.4
Franchised margin	3.0	1.5	1.6	2.0	1.9	2.1
Operating income (loss)	$ 16.7	$ (2.8)	$ (5.7)	$ 0.6	$ (6.7)	$ (2.4)

(2)	Includes an income tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an IRS examination of the Company’s 2003-2004 U.S. federal tax returns.

(3)	Includes a tax-free gain of $479.6 million ($0.39 per share–basic, $0.38 per share–diluted) resulting from the Company’s complete disposition of Chipotle.

(4)	Includes income from discontinued operations of $67.5 million after tax ($0.05 per share–basic, $0.06 per share–diluted) primarily due to the gain on the sale of Boston Market.

(5)	Includes net pretax and after tax expense of $1.6 billion ($1.32 per share from continuing operations–basic, $1.33 per share net income–basic, $1.31 per share–diluted) related to the sale of Latam to a developmental licensee.

(6)	Includes a gain of $127.8 million after tax ($0.11 per share–basic, $0.10 per share–diluted) due to the secondary sale of Chipotle shares.

(7)	Includes net pretax charges of $86.1 million ($59.1 million after tax or $0.045 per share) primarily related to a limited number of restaurant closings in the U.K. in conjunction with an overall restaurant portfolio review and costs to buy out certain litigating franchisees in Brazil.

(8)	Includes a gain of $45.6 million after tax or $0.035 per share due to the IPO of Chipotle and the concurrent sale of Chipotle shares.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

I.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

II.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

III.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2007, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2007, 2006 and 2005 and the Company’s internal control over financial reporting as of December 31, 2007. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

McDONALD’S CORPORATION

February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

McDonald’s Corporation

We have audited the accompanying Consolidated balance sheets of McDonald’s Corporation as of December 31, 2007 and 2006, and the related Consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of McDonald’s Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and for compensation costs associated with a sabbatical to conform with EITF 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. On December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and changed its method of recognizing the funded status of its defined benefit postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of McDonald’s Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and our report dated February 18, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 18, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on our website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. (1)	All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 32 through 47 of this Form 10-K.

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

(v) Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

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

(i) Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3), filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3), filed September 26, 2003).

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December, 31, 2004.**

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.**

(i) First Amendment to McDonald’s Corporation 1975 Stock Ownership Option Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

(i) First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	Executive Retention Replacement Plan, effective as of December 31, 2007, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(i) First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 4, 2006, incorporated by reference from Form 10-Q for the quarter ended March 31, 2006.**

(ii) Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.**

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K for the year ended December 31, 2004.**

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K, dated May 24, 2006.**

(l)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(n)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(o)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(p)	Assignment Agreement between Timothy Fenton and the Company, dated January 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(r)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2007.**

(s)	Terms of the RSUs granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2007.**

(t) McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

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

McDonald’s Corporation
(Registrant)

	/s/	Peter J. Bensen
By		Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer

February 25, 2008
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of February, 2008:

Signature, Title

	/s/	Hall Adams, Jr.
By		Hall Adams, Jr.
Director

	/s/	Ralph Alvarez
By		Ralph Alvarez
President, Chief Operating Officer and Director

	/s/	Peter J. Bensen
By		Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer

	/s/	Robert A. Eckert
By		Robert A. Eckert
Director

	/s/	Enrique Hernandez, Jr.
By		Enrique Hernandez, Jr.
Director

By		Jeanne P. Jackson
Director

	/s/	Richard H. Lenny
By		Richard H. Lenny
Director

	/s/	Walter E. Massey
By		Walter E. Massey
Director

	/s/	Andrew J. McKenna
By		Andrew J. McKenna
Chairman of the Board and Director

	/s/	Cary D. McMillan
By		Cary D. McMillan
Director

	/s/	Kevin M. Ozan
By		Kevin M. Ozan
Corporate Senior Vice President – Controller

	/s/	Sheila A. Penrose
By		Sheila A. Penrose
Director

	/s/	John W. Rogers, Jr.
By		John W. Rogers, Jr.
Director

	/s/	James A. Skinner
By		James A. Skinner
Vice Chairman, Chief Executive Officer and Director

	/s/	Roger W. Stone
By		Roger W. Stone
Director