Form 10-Q
period 2008-03-31
MCDONALDS CORP
filed 2008-05-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                          Large accelerated filer ☒                    Accelerated filer ☐

                          Non-accelerated filer ☐    (do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

1,133,525,530

(Number of shares of common stock

outstanding as of March 31, 2008)

McDONALD’S CORPORATION

The following trademarks used herein are the property of McDonald’s Corporation or the Company: McDonald’s and Happy Meal. All other trademarks are property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$ 2,922.2	$ 1,981.3
Accounts and notes receivable	895.9	1,053.8
Inventories, at cost, not in excess of market	114.5	125.3
Prepaid expenses and other current assets	393.0	421.5
Total current assets	4,325.6	3,581.9
Other assets
Investments in and advances to affiliates	1,256.6	1,156.4
Goodwill, net	2,371.5	2,301.3
Miscellaneous	1,379.0	1,367.4
Total other assets	5,007.1	4,825.1
Property and equipment
Property and equipment, at cost	33,450.5	32,203.7
Accumulated depreciation and amortization	(11,861.2)	(11,219.0)
Net property and equipment	21,589.3	20,984.7
Total assets	$ 30,922.0	$ 29,391.7
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 1,070.0	$ 1,126.6
Accounts payable	579.6	624.1
Income taxes	16.2	—
Other taxes	309.5	248.0
Accrued interest	187.2	148.4
Accrued payroll and other liabilities	1,300.5	1,486.9
Current maturities of long-term debt	220.3	864.5
Total current liabilities	3,683.3	4,498.5
Long-term debt	10,443.6	7,310.0
Other long-term liabilities	1,363.4	1,342.5
Deferred income taxes	1,017.5	960.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,308.9	4,226.7
Retained earnings	26,981.8	26,461.5
Accumulated other comprehensive income	1,775.8	1,337.4
Common stock in treasury, at cost; 527.1 and 495.3 million shares	(18,668.9)	(16,762.4)
Total shareholders’ equity	14,414.2	15,279.8
Total liabilities and shareholders’ equity	$ 30,922.0	$ 29,391.7

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2008	2007
Revenues
Sales by Company-operated restaurants	$3,998.8	$3,913.8
Revenues from franchised and affiliated restaurants	1,616.0	1,378.9
Total revenues	5,614.8	5,292.7
Operating costs and expenses
Company-operated restaurant expenses	3,339.6	3,293.3
Franchised restaurants – occupancy expenses	299.8	275.7
Selling, general & administrative expenses	552.4	545.2
Impairment and other charges, net	0.5	2.6
Other operating (income) expense, net	(40.3)	(5.4)
Total operating costs and expenses	4,152.0	4,111.4
Operating income	1,462.8	1,181.3
Interest expense	128.5	97.2
Nonoperating (income) expense, net	(28.9)	(16.7)
Income from continuing operations before provision for income taxes	1,363.2	1,100.8
Provision for income taxes	417.1	334.3
Income from continuing operations	946.1	766.5
Income (loss) from discontinued operations (net of tax benefit of $2.7)		(4.1)
Net income	$946.1	$762.4
Per common share–basic:
Continuing operations	$0.83	$0.64
Discontinued operations		—
Net income	$0.83	$0.63
Per common share–diluted:
Continuing operations	$0.81	$0.63
Discontinued operations		—
Net income	$0.81	$0.62
Dividends per common share	$0.38
Weighted-average shares outstanding–basic	1,145.6	1,201.2
Weighted-average shares outstanding–diluted	1,165.3	1,222.3

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2008	2007
Operating activities
Net income	$946.1	$762.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	304.7	311.5
Deferred income taxes	12.8	(20.3)
Share-based compensation	35.1	37.0
Other	39.5	(75.8)
Changes in working capital items	140.3	(86.4)
Cash provided by operations	1,478.5	928.4
Investing activities
Property and equipment expenditures	(405.1)	(408.9)
Purchases and sales of restaurant businesses and property sales	72.4	1.9
Other	15.2	1.5
Cash used for investing activities	(317.5)	(405.5)
Financing activities
Notes payable and long-term financing issuances and repayments	2,095.5	330.2
Treasury stock purchases	(2,011.3)	(968.4)
Common stock dividends	(426.4)
Proceeds from stock option exercises	108.6	370.4
Excess tax benefit on share-based compensation	32.4	47.9
Other	(80.2)	(17.5)
Cash used for financing activities	(281.4)	(237.4)
Effect of exchange rates on cash and cash equivalents	61.3	15.0
Cash and equivalents increase	940.9	300.5
Cash and equivalents at beginning of period	1,981.3	2,128.1
Cash and equivalents at end of period	$2,922.2	$2,428.6

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2008 do not necessarily indicate the results that may be expected for the full year.

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying results and amounts of Boston Market to discontinued operations as a result of the sale in August 2007.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2008	2007
Operated by franchisees*	20,635	18,766
Operated by the Company**	6,815	8,190
Operated by affiliates	3,989	4,106
Systemwide restaurants	31,439	31,062

*	At March 31, 2008 and 2007 included 2,804 and 1,093 restaurants, respectively, operated by developmental licensees.

**	The decrease is primarily due to the August 2007 Latam transaction.

Conversion of Certain Markets to Developmental License

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets, which total about 1,600 restaurants, as “Latam”. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2008 and 2007:

	Quarters Ended March 31,
In millions	2008	2007
Net income	$946.1	$762.4
Other comprehensive income (loss):
Foreign currency translation adjustments	421.8	89.0
Deferred hedging adjustments	31.5	4.4
Pension liability adjustment	(14.9)	1.8
Total other comprehensive income (loss)	438.4	95.2
Total comprehensive income	$1,384.5	$857.6

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 19.7 million shares and 21.1 million shares for the first quarter 2008 and 2007, respectively. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 5.2 million shares for the first quarter 2008 and 6.0 million shares for the first quarter 2007.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant.

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

•

Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

Certain of the Company’s derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves, option volatilities and currency rates, classified as Level 2 within the valuation hierarchy. In accordance with the requirements of SFAS No. 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$163.2				$163.2
Investments	121.6	*			121.6
Derivative receivables	98.1	*	$87.9		186.0
Total assets at fair value	$382.9		$87.9		$470.8

Derivative payables**			$(50.1)		$(50.1)
Total liabilities at fair value			$(50.1)		$(50.1)

*	Represents long-term investments and derivatives entered into to hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

**	Includes cash collateral posted of $68.3 million against derivative payables of $118.4 million in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected in discontinued operations. Boston Market’s results of operations, which previously were included in Other Countries & Corporate, consisted of revenues and pretax loss for the first quarter 2007 of $171.4 million and $6.8 million, respectively. Boston Market’s net loss for the first quarter 2007 was $4.1 million.

Segment Information

The Company franchises and operates McDonald’s restaurants in the food service industry. The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents operations in Asia/Pacific, Middle East and Africa. Other Countries & Corporate represents operations in Canada and Latin America, as well as Corporate activities.

	Quarters Ended March 31,
In millions	2008	2007
Revenues
U.S.	$1,896.6	$1,841.4
Europe	2,375.6	1,926.5
APMEA	1,032.4	830.3
Other Countries & Corporate	310.2	694.5
Total revenues	$5,614.8	$5,292.7
Operating income
U.S.	$682.5	$649.6
Europe	577.2	393.1
APMEA	217.5	148.7
Other Countries & Corporate	(14.4)	(10.1)
Total operating income	$1,462.8	$1,181.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company primarily franchises and operates McDonald’s restaurants. Of the 31,439 restaurants in 118 countries at March 31, 2008, 20,635 are operated by franchisees (including 2,804 operated by developmental licensees), 3,989 are operated by affiliates (primarily in Japan) and 6,815 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is, our mix among Company-operated, franchised - conventional or developmental license, and affiliated) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower restaurant margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience. Our Company-operated business also helps to facilitate changes in restaurant ownership as warranted by strategic considerations.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S. and Europe segments account for about 35% and 40% of total revenues, respectively.

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected as discontinued operations.

Strategic Direction and Financial Performance

Since implementing the customer-centered Plan to Win several years ago, the Company remains focused on being better, not just bigger. Our strategic alignment behind this plan has created better McDonald’s experiences through the execution of multiple initiatives surrounding the five factors of exceptional customer experiences — people, products, place, price and promotion. While our focus has remained the same, we have adapted and evolved our initiatives based on the changing needs and preferences of our customers. These multiple initiatives have increased our consumer relevance and contributed to sales and guest counts worldwide increasing every year since 2003. In the first quarter 2008, our strong results were driven by positive comparable sales across all geographic segments.

In the U.S., the strategies of everyday affordability, menu variety and our market-leading breakfast enabled the Company to build market share and deliver solid quarterly results. We remain focused on what is most important – the customer. We will continue to provide a relevant restaurant experience that resonates with customers and leverages the strength of our 3-tiered menu.

In Europe, our execution along three key priorities – strengthening local relevance, upgrading the customer and employee experience and building greater brand transparency – continued to drive results. Double-digit revenue and operating income growth was fueled by an 11.1% comparable sales increase – the highest in the segment’s history. These strong results reflected broad-based strength throughout the segment.

In APMEA, first quarter performance was strong, driven by positive comparable sales across the segment. Our focus on value, convenience, breakfast and core menu items contributed to the segment’s strong results with revenues over $1 billion.

We remain committed to returning value to shareholders through share repurchases and dividends. For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders, subject to business and market conditions. In the first quarter 2008, we repurchased 37.1 million shares of McDonald’s stock for $2.0 billion and paid a dividend of $0.375 per share or $426.4 million. For the full year 2007 and the first quarter 2008 combined, the Company returned $8.2 billion to shareholders.

We also continue to enhance the mix of franchised and Company-operated restaurants, including refranchising certain Company-operated restaurants and executing our developmental license strategy, to maximize long-term brand performance and returns. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants over the next three or more years, primarily in our major markets. In first quarter 2008, the Company refranchised about 130 restaurants, primarily in our major markets.

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets, which total about 1,600 restaurants, as “Latam”. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital.

Operating Highlights Included:

•	Global comparable sales increased 7.4%

•	Consolidated Company-operated and franchised restaurant margins grew for the ninth consecutive quarter

•	Consolidated operating income increased 24% (16% in constant currencies)

•	Earnings per share were $0.81, up 31% versus $0.62 in 2007, and included $0.05 per share of currency benefit

•	The Company repurchased $2 billion of stock and paid a quarterly dividend of $0.375 per share, totaling $426.4 million

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

•

In 2008, U.S. beef costs are expected to be relatively flat and chicken costs are expected to rise about 5% to 6%. In Europe, beef costs are expected to be up 3% to 4%, while chicken costs are expected to increase approximately 6% to 8%. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2008 selling, general & administrative expenses to decline, in constant currencies, although fluctuations may be experienced between the quarters due to items such as the 2008 biennial Worldwide Owner/Operator Convention, the 2008 Beijing Summer Olympics and the August 2007 sale of the Company’s businesses in Latam.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2008 to increase approximately 35% compared with 2007, while 2008 interest income is expected to decrease about 30% compared with 2007. In 2008, the Company issued certain debt earlier than originally expected to take advantage of favorable market conditions to pre-fund a portion of its debt maturing in the second half of the year.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 55% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2007, the Company’s annual net income per share would change by about 8 cents to 9 cents.

•

The Company expects the effective income tax rate for the full-year 2008 to be approximately 30% to 32%, although some volatility may be experienced between the quarters in the normal course of business.

•

The Company expects capital expenditures for 2008 to be approximately $2 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to open 1,000 restaurants (950 traditional and 50 satellites). The Company expects net additions of about 600 restaurants (700 net traditional additions and 100 net satellite closings). These restaurant numbers include new unit openings in affiliate and developmental license markets, such as Japan and those in Latin America, where the Company invests no capital.

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For the full year 2007 and the first quarter 2008 combined, the Company returned $8.2 billion to shareholders.

•

As a result of the developmental licensee structure, the Company’s operating results in Latin America will reflect royalty income of approximately 5% of sales and minimal selling, general and administrative expenses to support the business.

•

The Company continually reviews our restaurant ownership structures to maximize cash flow and returns and to enhance local relevance. The Company expects to optimize our restaurant ownership mix by refranchising 1,000 to 1,500 Company-operated restaurants over the next three or more years, primarily in our major markets, and by continuing to utilize our developmental license strategy. In first quarter 2008, the Company refranchised about 130 restaurants, primarily in our major markets.

•

In early April 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received net proceeds of approximately $215 million, resulting in a nonoperating gain of about $150 million that will be reflected in the second quarter.

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

•

Comparable sales represent the change in sales at all restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be temporarily closed include road construction, reimaging or remodeling, and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2008
	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,998.8	2
Revenues from franchised and affiliated restaurants	1,616.0	17
Total revenues	5,614.8	6
Operating costs and expenses
Company-operated restaurant expenses	3,339.6	1
Franchised restaurants – occupancy expenses	299.8	9
Selling, general & administrative expenses	552.4	1
Impairment and other charges, net	0.5	(81)
Other operating (income) expense, net	(40.3)	n/m
Total operating costs and expenses	4,152.0	1
Operating income	1,462.8	24
Interest expense	128.5	32
Nonoperating (income) expense, net	(28.9)	(73)
Income from continuing operations before provision for income taxes	1,363.2	24
Provision for income taxes	417.1	25
Income from continuing operations	946.1	23
Income from discontinued operations		n/m
Net income	$946.1	24
Income per common share–basic:
Continuing operations	$0.83	30
Discontinued operations		n/m
Net income	$0.83	32
Income per common share–diluted:
Continuing operations	$0.81	29
Discontinued operations		n/m
Net income	$0.81	31

n/m Not meaningful

Net Income and Diluted Net Income per Common Share

For the first quarter 2008, net income was $946.1 million and diluted net income per common share was $0.81. For the first quarter 2007, net income was $762.4 million and diluted net income per common share was $0.62. The 2007 results included income from continuing operations of $766.5 million or $0.63 per share, and a loss of $4.1 million from discontinued operations related to Boston Market, which was sold in August 2007.

During the first quarter, the Company repurchased 37.1 million shares of its stock for $2.0 billion. As previously announced, the Company’s Board of Directors decided that dividends declared will be paid on a quarterly basis, at the Board’s discretion. During the first quarter 2008, the Company paid a dividend of $0.375 per share or $426.4 million.

Impact of Foreign Currency Translation

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Quarters Ended March 31,	2008	2007	2008
Revenues	$5,614.8	$5,292.7	$345.5
Combined restaurant margins*	1,975.4	1,723.7	119.4
Selling, general & administrative expenses	552.4	545.2	(23.3)
Operating income	1,462.8	1,181.3	97.4
Net income	946.1	762.4	61.0
Net income per common share – diluted	0.81	0.62	0.05

*	Reflects both franchised and Company-operated margin dollars.

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and net income per common share for the quarter, primarily driven by the stronger Euro, Australian Dollar and Canadian Dollar.

Conversion of Certain Markets to Developmental License

In August 2007, the Company completed the sale of Latam to a developmental licensee organization. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital. As a result of the Latam transaction, the revenues generated from these markets were less than in the prior year.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended March 31,	2008	2007	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,110.1	$1,091.5	2	2
Europe	1,785.6	1,472.9	21	10
APMEA	895.6	729.3	23	15
Other Countries & Corporate	207.5	620.1	(67)	(71)
Total	$3,998.8	$3,913.8	2	(4)
Franchised and affiliated revenues
U.S.	$786.5	$749.9	5	5
Europe	590.0	453.6	30	15
APMEA	136.8	101.0	35	20
Other Countries & Corporate	102.7	74.4	38	22
Total	$1,616.0	$1,378.9	17	10
Total revenues
U.S.	$1,896.6	$1,841.4	3	3
Europe	2,375.6	1,926.5	23	11
APMEA	1,032.4	830.3	24	16
Other Countries & Corporate	310.2	694.5	(55)	(61)
Total	$5,614.8	$5,292.7	6	—

Consolidated revenues increased 6% (flat in constant currencies) for the quarter, primarily due to positive comparable sales in all segments, offset by the Company’s sale of its Latam business and the refranchising strategy in the Company’s major markets. Upon completion of the Latam sale in August 2007, the Company receives royalties based on a percent of sales in these markets. All royalties are recorded in franchised and affiliated revenues. The Latam transaction and the refranchising strategy resulted in a higher proportion of franchised and affiliated restaurants compared with the prior year.

In the U.S., the increase in revenues was primarily driven by our market-leading breakfast business, continued focus on everyday value and the ongoing appeal of new products.

In Europe, the constant currency increase in revenues was primarily due to strong comparable sales in Russia (which is entirely Company-operated), France, Germany and the U.K., as well as positive comparable sales throughout the segment.

In APMEA, the constant currency increase in revenues was primarily driven by strong comparable sales in Australia and China, as well as positive comparable sales in substantially all other markets. In addition, expansion in China contributed to the increase.

Comparable sales for 2008 benefited from an extra day due to leap year. The following table presents the percent change in comparable sales for the quarters ended March 31, 2008 and 2007:

COMPARABLE SALES
	% Increase
	Quarters Ended March 31,
	2008	2007
U.S.	2.9	4.4
Europe	11.1	8.0
APMEA	9.4	8.5
Other Countries & Corporate	15.3	7.7
Total	7.4	6.3

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2008:

SYSTEMWIDE SALES
	Quarter Ended March 31, 2008
	% Inc	% Inc Excluding Currency Translation
U.S.	4	4
Europe	26	13
APMEA	24	12
Other Countries & Corporate	31	16
Total	16	9

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended March 31,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2008	2007	2008	2007
Franchised
U.S.	82.2	81.8	$646.2	$613.7	5	5
Europe	78.0	76.0	460.0	344.6	33	18
APMEA	89.0	87.7	121.8	88.6	37	22
Other Countries & Corporate	85.9	75.7	88.2	56.3	57	38
Total	81.4	80.0	$1,316.2	$1,103.2	19	12
Company-operated
U.S.	17.8	18.0	$197.2	$195.9	1	1
Europe	16.0	15.4	286.3	226.9	26	14
APMEA	16.6	14.9	148.4	108.9	36	26
Other Countries & Corporate	13.2	14.3	27.3	88.8	(69)	(74)
Total	16.5	15.9	$659.2	$620.5	6	(1)

Franchised margin dollars increased $213.0 million or 19% (12% in constant currencies) for the quarter. The U.S. and Europe segments accounted for about 85% of the franchised margin dollars in both periods. The Latam transaction positively impacted the franchised margin percent increase by 60 basis points.

•	In the U.S., Europe and APMEA, the increase in the franchised margin percent for each segment was primarily driven by positive comparable sales.

•

In Other Countries & Corporate, Latin America’s franchised margin percent increased significantly as a result of the sale of Latam in third quarter 2007. The Company receives royalties based on a percent of sales in these markets.

Company-operated margin dollars increased $38.7 million or 6% (decreased 1% in constant currencies) for the quarter. The U.S. and Europe segments accounted for about 70% of the Company-operated margin dollars in both periods. As a result of the Latam transaction, there are no Company-operated restaurants remaining in Latin America in 2008. This transaction positively impacted the Company-operated margin percent increase by 20 basis points, but negatively impacted the Company-operated margin dollars.

•	In the U.S., the Company-operated margin percent decreased as higher commodity and other costs offset positive comparable sales.

•	Europe’s Company-operated margin percent increased primarily due to strong comparable sales in most markets. This increase was partly offset by higher labor and commodity costs.

•	In APMEA, the Company-operated margin percent increased due to strong comparable sales in most markets.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended March 31,
	2008	2007
Food & paper	33.4	33.2
Payroll & employee benefits	26.8	26.2
Occupancy & other operating expenses	23.3	24.7
Total expenses	83.5	84.1
Company-operated margins	16.5	15.9

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 1% (decreased 3% in constant currencies) for the quarter. The constant currency change in selling, general & administrative expenses benefited by 6 percentage points due to the Latam transaction. Selling, general & administrative expenses as a percent of revenues decreased to 9.8% for the first quarter 2008 compared with 10.3% for 2007 and as a percent of Systemwide sales decreased to 3.3% for 2008 compared with 3.8% for 2007.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2008	2007
Gains on sales of restaurant businesses	$(13.1)	$ (7.7)
Equity in earnings of unconsolidated affiliates	(23.4)	(24.0)
Asset dispositions and other (income) expense	(3.8)	26.3
Total	$(40.3)	$ (5.4)

Gains on sales of restaurant businesses increased primarily as a result of selling more Company-operated restaurants in connection with our refranchising strategy in the Company’s major markets.

Asset dispositions and other (income) expense included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K. in 2008. In addition, 2007 results reflected higher losses on restaurant closings and property disposals.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended March 31,	2008	2007	% Inc / (Dec	)	% Inc Excluding Currency Translation
U.S.	$682.5	$649.6	5		5
Europe	577.2	393.1	47		31
APMEA	217.5	148.7	46		31
Other Countries & Corporate	(14.4)	(10.1)	(43)		n/m
Total	$1,462.8	$1,181.3	24		16

n/m Not meaningful

In the U.S., results increased for the quarter primarily due to higher franchised margin dollars.

In Europe, operating results for the quarter were driven by strong performance in France, the U.K. and Germany, as well as positive results in most other markets. In addition, 2008 reflected income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K.

In APMEA, operating results for the quarter were driven by strong results in Australia and China, as well as positive performance in most other markets.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the first quarter 2008 and 2007 was 26.1% and 22.3%, respectively.

Interest Expense

Interest expense for the quarter increased due to higher average debt levels and interest rates. Higher average debt levels were driven by net debt issuances in the first quarter 2008 and the fourth quarter 2007.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2008	2007
Interest income	$(31.4)	$(24.5)
Translation and hedging activity	4.7	2.9
Other (income) expense	(2.2)	4.9
Total	$(28.9)	$(16.7)

Interest income increased for the quarter due to $11.6 million of interest on the partial recovery of prior years’ sales taxes in the U.K.

Income Taxes

The effective income tax rate was 30.6% for first quarter 2008 compared with 30.4% for first quarter 2007.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected in discontinued operations. Boston Market’s net loss for the first quarter 2007 was $4.1 million.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1.5 billion and exceeded capital expenditures by $1.1 billion for the first quarter 2008. Cash provided by operations increased $550.1 million compared to first quarter 2007 driven by strong operating results and changes in working capital items, partly due to the receipt of $123.5 million in first quarter 2008 related to the Internal Revenue Service (IRS) examination completed in fourth quarter 2007.

Cash used for investing activities totaled $317.5 million in first quarter 2008, a decrease of $88.0 million, primarily due to higher proceeds from sales of restaurant businesses in conjunction with our overall refranchising strategy and lower purchases of restaurant businesses. Capital expenditures were relatively flat compared with first quarter 2007.

Cash used for financing activities totaled $281.4 million for first quarter 2008, an increase of $44.0 million. First quarter 2008 reflected higher treasury stock purchases, the first quarter dividend payment, lower proceeds from stock option exercises and higher net debt issuances. As previously announced, the Company’s Board of Directors decided that beginning in 2008 dividends declared will be paid on a quarterly basis, at the Board’s discretion.

Debt obligations at March 31, 2008 totaled $11.7 billion compared with $9.3 billion at December 31, 2007. The increase in 2008 was primarily due to net issuances of $2.1 billion. In 2008, the Company issued certain debt earlier than originally expected to take advantage of favorable market conditions to pre-fund a portion of its debt maturing in the second half of the year.

Accounting Changes

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant.

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

The Plan to Win addresses the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

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

•

The impact of events such as consumer boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect the vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

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

•

The risks to our Brand if a franchisee or licensee defaults in its obligations (particularly requirements to pay royalties, make capital investments and open new restaurants), experiences food safety or other operational problems or otherwise projects a brand image inconsistent with our values, all of which become more significant risks if an agreement places a large number of restaurants under the control of a single franchisee or licensee as is the case in Latin America;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•

Our ability to manage upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates and local governmental actions to manage national economic conditions, such as consumer spending, inflation rates and unemployment levels, particularly in the United States, which faces an uncertain economy in 2008;

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

•

The challenges and uncertainties associated with operating in developing markets, such as China, Russia and India, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment; and

•

The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings, such as those that may occur as we change our ownership mix as described above.

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

•

The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences among applicable legal requirements and laws and among practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and completeness of information obtained from third party suppliers;

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

•

The costs and other effects of compliance with U.S. federal, state and local regulations regarding immigration and the enforcement of those regulations, as well as compliance with other U.S. and overseas labor regulations, including with respect to wage and hour matters, employee classification, mandatory healthcare benefits and unlawful workplace discrimination;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import-export controls or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to government investigations, whether or not they have merit or are undertaken to achieve political impact;

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with consumer fraud and the loss of consumer confidence that may result from alleged security breaches involving our point of sale and other systems; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS in connection with our tax audits, all of which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

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

•

Trading activity in our common stock (whether in the cash or derivative markets), which can reflect not only market commentary or expectations about our business, but also significant purchases by shareholders who may seek to affect our business strategies, or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels that may affect our credit ratings, interest expense, ability to obtain funding on favorable terms or our flexibility, especially if lenders impose new operating or financial covenants, as well as the impact of other corporate actions, such as initiatives to rationalize our operating structure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
January 1-31, 2008	14,800,419	$53.96	14,800,419	$7,621,067,000
February 1-29, 2008	16,674,982	$55.29	16,674,982	6,699,149,000
March 1-31, 2008	5,618,165	$54.32	5,618,165	6,393,944,000
Total	37,093,566	$54.61	37,093,566	$6,393,944,000

*	On September 12, 2007, the Company’s Board of Directors terminated a previously-approved share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. As of March 31, 2008, the maximum dollar amount that may yet be purchased under the new program was $6,393,944,000.

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

(i) First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii) Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

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

	(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

	(i)	First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	Executive Retention Replacement Plan, effective as of December 31, 2007, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended and restated March 18, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

	(i)	First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 4, 2006, incorporated by reference from Form 10-Q, for the quarter ended March 31, 2006.**

	(ii)	Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.**

	(i)	First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(k)	Senior Director Letter Agreement between Donald G. Lubin and the Company, incorporated herein by reference from Form 8-K, dated May 24, 2006.**

(l)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(n)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(o)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(p)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, filed herewith.**

(q)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(r)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2007.**

(s)	Terms of the RSUs granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2007.**

(t)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(u)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

May 6, 2008	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer