Form 10-Q
period 2008-06-30
MCDONALDS CORP
filed 2008-08-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐    No ☒

1,124,678,064

(Number of shares of common stock

outstanding as of June 30, 2008)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$ 2,342.5	$ 1,981.3
Accounts and notes receivable	1,030.6	1,053.8
Inventories, at cost, not in excess of market	115.1	125.3
Prepaid expenses and other current assets	395.1	421.5
Total current assets	3,883.3	3,581.9
Other assets
Investments in and advances to affiliates	1,128.8	1,156.4
Goodwill, net	2,382.5	2,301.3
Miscellaneous	1,385.5	1,367.4
Total other assets	4,896.8	4,825.1
Property and equipment
Property and equipment, at cost	33,589.1	32,203.7
Accumulated depreciation and amortization	(11,847.9)	(11,219.0)
Net property and equipment	21,741.2	20,984.7
Total assets	$ 30,521.3	$ 29,391.7
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 372.4	$ 1,126.6
Accounts payable	601.4	624.1
Other taxes	287.9	248.0
Accrued interest	178.0	148.4
Accrued payroll and other liabilities	1,336.5	1,486.9
Current maturities of long-term debt	249.0	864.5
Total current liabilities	3,025.2	4,498.5
Long-term debt	10,439.1	7,310.0
Other long-term liabilities	1,390.2	1,342.5
Deferred income taxes	1,045.2	960.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,396.0	4,226.7
Retained earnings	27,751.3	26,461.5
Accumulated other comprehensive income	1,813.0	1,337.4
Common stock in treasury, at cost; 535.9 and 495.3 million shares	(19,355.3)	(16,762.4)
Total shareholders’ equity	14,621.6	15,279.8
Total liabilities and shareholders’ equity	$ 30,521.3	$ 29,391.7

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2008	2007	2008	2007
Revenues
Sales by Company-operated restaurants	$4,296.0	$4,317.8	$8,294.8	$8,231.6
Revenues from franchised and affiliated restaurants	1,779.3	1,521.6	3,395.3	2,900.5
Total revenues	6,075.3	5,839.4	11,690.1	11,132.1
Operating costs and expenses
Company-operated restaurant expenses	3,535.2	3,558.2	6,874.8	6,851.5
Franchised restaurants – occupancy expenses	315.3	281.5	615.1	557.2
Selling, general & administrative expenses	598.7	591.9	1,151.1	1,137.1
Impairment and other charges, net	0.5	1,611.3	1.0	1,613.9
Other operating (income) expense, net	(28.6)	(21.8)	(68.9)	(27.2)
Total operating costs and expenses	4,421.1	6,021.1	8,573.1	10,132.5
Operating income (loss)	1,654.2	(181.7)	3,117.0	999.6
Interest expense	146.3	101.8	274.8	199.0
Nonoperating (income) expense, net	(30.8)	(16.9)	(59.7)	(33.6)
Gain on sale of investment	(160.1)		(160.1)
Income (loss) from continuing operations before provision for income taxes	1,698.8	(266.6)	3,062.0	834.2
Provision for income taxes	508.3	441.8	925.4	776.1
Income (loss) from continuing operations	1,190.5	(708.4)	2,136.6	58.1
Income (loss) from discontinued operations (net of tax benefit of $2.3 and $5.0)		(3.3)		(7.4)
Net income (loss)	$1,190.5	$(711.7)	$2,136.6	$50.7
Per common share–basic:
Continuing operations	$1.05	$(0.59)	$1.88	$0.05
Discontinued operations		—		(0.01)
Net income (loss)	$1.05	$(0.60)	$1.88	$0.04
Per common share–diluted:
Continuing operations	$1.04	$(0.59)	$1.85	$0.05
Discontinued operations		—		(0.01)
Net income (loss)	$1.04	$(0.60)	$1.85	$0.04
Dividends per common share	$0.375		$0.750
Weighted-average shares outstanding–basic	1,128.9	1,193.7	1,137.2	1,197.4
Weighted-average shares outstanding–diluted	1,148.8	1,193.7	1,157.1	1,220.4

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Operating activities
Net income (loss)	$1,190.5	$(711.7)	$2,136.6	$50.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	314.3	303.1	619.0	614.6
Deferred income taxes	(33.7)	(35.4)	(20.9)	(55.7)
Impairment and other charges, net	0.5	1,611.3	1.0	1,613.9
Share-based compensation	25.7	35.1	60.8	72.1
Gain on sale of investment	(160.1)		(160.1)
Other	12.6	4.3	51.6	(74.1)
Changes in working capital items	(87.8)	(124.4)	52.5	(210.8)
Cash provided by operations	1,262.0	1,082.3	2,740.5	2,010.7
Investing activities
Property and equipment expenditures	(482.0)	(413.4)	(887.1)	(822.3)
Purchases and sales of restaurant businesses and property sales	109.0	(0.5)	181.4	1.4
Proceeds on sale of investment	229.4		229.4
Other	(30.8)	(31.6)	(15.6)	(30.1)
Cash used for investing activities	(174.4)	(445.5)	(491.9)	(851.0)
Financing activities
Notes payable and long-term financing issuances and repayments	(575.6)	(626.9)	1,519.9	(296.7)
Treasury stock purchases	(787.1)	(696.4)	(2,798.4)	(1,664.8)
Common stock dividends	(421.6)		(848.0)
Proceeds from stock option exercises	138.1	335.6	246.7	706.0
Excess tax benefit on share-based compensation	30.0	54.9	62.4	102.8
Other	(56.5)	(26.2)	(136.7)	(43.7)
Cash used for financing activities	(1,672.7)	(959.0)	(1,954.1)	(1,196.4)
Effect of exchange rates on cash and cash equivalents	5.4	26.5	66.7	41.5
Cash and equivalents increase (decrease)	(579.7)	(295.7)	361.2	4.8
Cash and equivalents at beginning of period	2,922.2	2,428.6	1,981.3	2,128.1
Cash and equivalents at end of period	$2,342.5	$2,132.9	$2,342.5	$2,132.9

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2008 do not necessarily indicate the results that may be expected for the full year.

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

Conversion of Certain Markets to Developmental License

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. The Company refers to these markets as “Latam.” Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital. As a result of the Latam transaction, the Company receives only royalties in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements.

Based on approval by the Company’s Board of Directors, which occurred on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. The charge included the difference between the net book value of the Latam business and cash proceeds, less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also included historical foreign currency translation losses recorded in shareholders’ equity. The Company recorded a tax benefit of $12.8 million in connection with this transaction. The tax benefit was minimal in the second quarter 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are recorded as liabilities on McDonald’s consolidated balance sheet, totaling $202.4 million at June 30, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2008	2007
Operated by franchisees*	20,802	18,985
Operated by the Company**	6,690	8,080
Operated by affiliates	3,997	4,082
Systemwide restaurants	31,489	31,147

*	At June 30, 2008 and 2007 included 2,834 and 1,136 restaurants, respectively, operated by developmental licensees.

**	The decrease is primarily due to the August 2007 Latam transaction.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2008 and 2007:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Net income (loss)	$1,190.5	$(711.7)	$2,136.6	$ 50.7
Other comprehensive income (loss):
Foreign currency translation adjustments	52.9	258.3	474.7	347.3
Deferred hedging adjustments	(16.5)	5.6	15.0	10.0
Pension liability adjustment	0.8	1.2	(14.1)	3.0
Total other comprehensive income (loss)	37.2	265.1	475.6	360.3
Total comprehensive income (loss)	$1,227.7	$(446.6)	$2,612.2	$411.0

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 19.9 million shares for the second quarter 2008, and 19.9 million shares and 23.0 million shares for the six months ended June 30, 2008 and 2007, respectively. For the second quarter 2007, common stock equivalents of 23.2 million were excluded from the computation of diluted weighted-average shares outstanding as a result of the net loss. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 5.1 million shares and 1.5 million shares for the first six months of 2008 and 2007, respectively.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$253.8				$253.8
Investments	131.7	*			131.7
Derivative receivables	98.9	*	$ 56.7		155.6
Total assets at fair value	$484.4		$ 56.7		$541.1

Derivative payables			$ (4.0)		$ (4.0)
Total liabilities at fair value			$ (4.0)		$ (4.0)

*	Represents long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

Gain on Sale of Investment

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating gain of $160.1 million.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected in discontinued operations. Boston Market’s results of operations, which previously were included in Other Countries & Corporate, consisted of revenues and pretax loss for the second quarter 2007 of $171.1 million and $5.6 million, respectively. Revenues and pretax loss for the six months ended June 30, 2007 were $342.5 million and $12.4 million, respectively. Boston Market’s net loss for the second quarter and six months 2007 was $3.3 million and $7.4 million, respectively.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007
Revenues
U.S.	$2,066.2	$2,016.3	$3,962.8	$3,857.7
Europe	2,606.2	2,180.1	4,981.8	4,106.6
APMEA	1,057.9	852.0	2,090.3	1,682.3
Other Countries & Corporate	345.0	791.0	655.2	1,485.5
Total revenues	$6,075.3	$5,839.4	$11,690.1	$11,132.1
Operating income (loss)
U.S.	$796.3	$753.9	$1,478.8	$1,403.5
Europe	671.8	521.7	1,249.0	914.8
APMEA	191.3	140.0	408.8	288.7
Other Countries & Corporate*	(5.2)	(1,597.3)	(19.6)	(1,607.4)
Total operating income (loss)*	$1,654.2	$(181.7)	$3,117.0	$999.6

*	Results for both periods of 2007 included the impact of the Latam transaction of $1,594.4 million of net expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 31,489 restaurants in 118 countries at June 30, 2008, 20,802 are operated by franchisees (including 2,834 operated by developmental licensees), 3,997 are operated by affiliates (primarily in Japan) and 6,690 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S. and Europe segments account for nearly 35% and 45% of total revenues, respectively.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating gain of $160.1 million.

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected as discontinued operations.

Strategic Direction and Financial Performance

Since implementing the customer-centered Plan to Win several years ago, the Company remains focused on being better, not just bigger. Our strategic alignment behind this plan has created better McDonald’s experiences through the execution of multiple initiatives surrounding the five drivers of exceptional customer experiences — people, products, place, price and promotion. While our focus has remained the same, we have adapted our initiatives based on the changing needs and preferences of our customers. These multiple initiatives have increased our consumer relevance and contributed to sales and guest counts worldwide increasing every year since 2003. In the second quarter 2008, our strong results were driven by positive comparable sales and guest counts across all geographic segments.

In the U.S., the business continues to increase sales and guest counts through initiatives that provide value and variety to the consumer. The four key growth strategies of chicken, breakfast, beverages and convenience drove results with the nationwide launch of the Southern Style Chicken Biscuit and Sandwich and locally relevant beverage promotions.

In Europe, an emphasis on delivering an improved customer experience along with unique marketing and signature menu options drove performance. Double-digit operating income growth was fueled by a 7.4% comparable sales increase. Europe’s three strategies of strengthening local relevance, building greater brand transparency and upgrading the customer and employee experience continue to give customers even more reasons to visit McDonald’s.

In APMEA, second quarter performance was strong, driven by positive comparable sales across the segment. Our focus on everyday value, convenience and appealing product offerings are generating these strong results.

        We remain committed to returning value to shareholders through share repurchases and dividends. For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders, subject to business and market conditions. In the second quarter 2008, we repurchased 13.3 million shares of McDonald’s stock for $787.9 million, bringing the total repurchases for the first six months of 2008 to 50.4 million shares or $2.8 billion. During the second quarter 2008, we paid a quarterly dividend of $0.375 per share or $421.6 million, bringing the total dividends paid for the first six months of 2008 to $848.0 million. For the full year 2007 and the first six months of 2008 combined, the Company returned $9.4 billion to shareholders.

We also continue to enhance the mix of franchised and Company-operated restaurants, including refranchising certain Company-operated restaurants and executing our developmental license strategy, to maximize long-term brand performance and returns. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants by the end of 2010, primarily in its major markets. In the first half of 2008, the Company refranchised about 300 restaurants.

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean to a developmental licensee organization. The Company refers to these markets as “Latam.” Under the new ownership structure, the Company receives only royalties in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

Operating Highlights Included:

•	Global comparable sales increased 6.1% for the quarter and 6.7% for the six months

•	Consolidated Company-operated and franchised restaurant margins grew for the tenth consecutive quarter

•

Net income per share from continuing operations was $1.04 for the quarter, a 44% increase (35% in constant currencies) and $1.85 for the six months, a 38% increase (29% in constant currencies), after adjusting for the impact of the 2007 Latam transaction. The second quarter and six months 2008 net income includes a $0.10 per share gain from the previously announced sale of the Company’s minority interest in Pret A Manger

•	During the six months, the Company repurchased $2.8 billion or 50.4 million shares of its stock and paid quarterly dividends totaling $848 million

•	Cash provided by operations increased $730 million to $2.7 billion for the first six months

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

•

In 2008, U.S. beef costs are expected to be up 8% to 9% and chicken costs are expected to rise about 5% to 6%. In Europe, beef costs are expected to be up 8% to 9%, while chicken costs are expected to increase approximately 7% to 8%. Some volatility may be experienced between quarters in the normal course of business.

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

•

A significant part of the Company’s operating income is generated outside the U.S., and about 50% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2007, the Company’s annual net income per share would change by about 8 cents to 9 cents.

•

The Company expects the effective income tax rate for the full-year 2008 to be approximately 29% to 31%, although some volatility may be experienced between the quarters in the normal course of business.

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

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For the full year 2007 and first half of 2008 combined, the Company returned $9.4 billion to shareholders.

•

The Company continually reviews its restaurant ownership structures to maximize cash flow and returns and to enhance local relevance. The Company expects to optimize its restaurant ownership mix by refranchising 1,000 to 1,500 Company-operated restaurants by the end of 2010, primarily in its major markets, and by continuing to utilize its developmental license strategy. In the first half of 2008, the Company refranchised about 300 restaurants.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•

Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends.

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

•

Comparable sales represent sales at all restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed, excluding the impact of currency translation. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Management reviews the increase or decrease in comparable sales compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2008		Six Months Ended June 30, 2008
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,296.0	(1)	$8,294.8	1
Revenues from franchised and affiliated restaurants	1,779.3	17	3,395.3	17
Total revenues	6,075.3	4	11,690.1	5
Operating costs and expenses
Company-operated restaurant expenses	3,535.2	(1)	6,874.8	—
Franchised restaurants – occupancy expenses	315.3	12	615.1	10
Selling, general & administrative expenses	598.7	1	1,151.1	1
Impairment and other charges, net	0.5	n/m	1.0	n/m
Other operating (income) expense, net	(28.6)	(31)	(68.9)	n/m
Total operating costs and expenses	4,421.1	(27)	8,573.1	(15)
Operating income	1,654.2	n/m	3,117.0	n/m
Interest expense	146.3	44	274.8	38
Nonoperating (income) expense, net	(30.8)	(82)	(59.7)	(78)
Gain on sale of investment	(160.1)	n/m	(160.1)	n/m
Income from continuing operations before provision for income taxes	1,698.8	n/m	3,062.0	n/m
Provision for income taxes	508.3	15	925.4	19
Income from continuing operations	1,190.5	n/m	2,136.6	n/m
Income from discontinued operations		n/m		n/m
Net income	$1,190.5	n/m	$2,136.6	n/m
Income per common share–basic:
Continuing operations	$1.05	n/m	$1.88	n/m
Discontinued operations		n/m		n/m
Net income	$1.05	n/m	$1.88	n/m
Income per common share–diluted:
Continuing operations	$1.04	n/m	$1.85	n/m
Discontinued operations		n/m		n/m
Net income	$1.04	n/m	$1.85	n/m

n/m Not meaningful

In addition to the reported consolidated operating results for the quarter and six months ended June 30, 2007, consolidated results for these periods are presented throughout this report excluding the impact of the Latam transaction. Management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted results better reflect the underlying business trends relevant to the periods presented.

The following tables present reconciliations of the key consolidated operating results for the quarters and six months ended June 30, 2008 and 2007 to the operating results excluding the net impact of the impairment charge from the Latam transaction.

Quarters ended June 30,	2008	2007*	Latam Transaction	2007 Excluding Latam Transaction	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc /(Dec) Excluding Currency Translation
Revenues	$6,075.3	$5,839.4		$5,839.4	4	$374.9	(2)
Operating income (loss)	1,654.2	(181.7)	$(1,594.4)	1,412.7	17	111.1	9
Income (loss) from continuing operations	1,190.5	(708.4)	(1,581.6)	873.2	36	73.1	28
Income (loss) from discontinued operations		(3.3)		(3.3)	n/m		n/m
Net income (loss)	1,190.5	(711.7)	(1,581.6)	869.9	37	73.1	28
Income (loss) per share from continuing operations-diluted	1.04	(0.59)	(1.31)	0.72	44	0.07	35
Net income (loss) per share-diluted	1.04	(0.60)	(1.31)	0.71	46	0.07	37

Six months ended June 30,	2008	2007*	Latam Transaction	2007 Excluding Latam Transaction	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc /(Dec) Excluding Currency Translation
Revenues	$11,690.1	$11,132.1		$11,132.1	5	$720.4	(1)
Operating income (loss)	3,117.0	999.6	$(1,594.4)	2,594.0	20	208.5	12
Income (loss) from continuing operations	2,136.6	58.1	(1,581.6)	1,639.7	30	134.1	22
Income (loss) from discontinued operations		(7.4)		(7.4)	n/m		n/m
Net income (loss)	2,136.6	50.7	(1,581.6)	1,632.3	31	134.1	23
Income (loss) per share from continuing operations-diluted	1.85	0.05	(1.29)	1.34	38	0.12	29
Net income (loss) per share-diluted	1.85	0.04	(1.30)	1.34	38	0.12	29

n/m Not meaningful

*	The results for the quarter and six months ended June 30, 2007 included impairment and other charges of $1,611.9 million associated with the Latam transaction, partly offset by a benefit of $17.5 million due to eliminating depreciation on the assets in Latam in mid-April 2007 in accordance with accounting rules. The resulting tax benefit of $12.8 million was minimal in the second quarter 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction.

Net Income (Loss) and Diluted Net Income (Loss) per Common Share

For the second quarter and six months ended June 2008, net income was $1,190.5 million and $2,136.6 million, respectively, and diluted net income per share was $1.04 and $1.85, respectively. Both periods benefited by $109.0 million or $0.10 per share due to the sale of the Company’s minority interest in Pret A Manger.

For the second quarter 2007, the Company reported a net loss of $711.7 million and a diluted loss per share of $0.60. The 2007 results included $1.6 billion of net expense after tax or $1.31 per share related to the Company’s sale of its business in Latam to a developmental licensee. This reflects an impairment charge of $1.33 per share, partly offset by a $0.02 benefit due to eliminating depreciation in mid-April 2007 on the assets in Latam in accordance with accounting rules. Excluding the impact of the Latam transaction, net income was $869.9 million and diluted net income per share was $0.71. The 2007 results also included a net loss of $3.3 million from discontinued operations related to Boston Market, which was sold in August 2007. Due to the net loss in second quarter 2007, common stock equivalents were excluded from the diluted loss per share calculations. Common stock equivalents of 23.2 million were added to the weighted average shares outstanding of 1,193.7 million to compute the diluted weighted average shares outstanding used in the per share calculations excluding the Latam transaction.

For the first six months of 2007, net income was $50.7 million and diluted net income per share was $0.04, which included the $1.6 billion or $1.30 per share of net expense after tax related to the Latam transaction. Excluding the impact of the Latam transaction, net income was $1,632.3 million and diluted net income per share was $1.34. The 2007 results also included a net loss of $7.4 million from discontinued operations related to Boston Market.

During the second quarter 2008, the Company repurchased 13.3 million shares of its stock for $787.9 million, bringing the total repurchases for the first six months of 2008 to 50.4 million shares or $2.8 billion. During the second quarter 2008, the Company paid a quarterly dividend of $0.375 per share or $421.6 million, bringing the total dividends paid for the first six months of 2008 to $848.0 million.

Conversion of Certain Markets to Developmental License

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. Under a developmental license, a local licensee owns the business, including the real estate, and uses his/her capital and local knowledge to build the McDonald’s Brand and optimize sales and profitability over the long term. Under this arrangement, the Company collects a royalty, which varies by market, based on a percent of sales, but does not invest any capital. As a result of the Latam transaction, the Company receives only royalties in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

The buyers of the Company’s operations in Latam have entered into a 20-year master franchise agreement that requires the buyers, among other obligations, to pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements.

Based on approval by the Company’s Board of Directors, which occurred on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. The charge included the difference between the net book value of the Latam business and cash proceeds, less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charge also included historical foreign currency translation losses recorded in shareholders’ equity. The Company recorded a tax benefit of $12.8 million in connection with this transaction. The tax benefit was minimal in the second quarter 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are recorded as liabilities on McDonald’s consolidated balance sheet, totaling $202.4 million at June 30, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation.

Impact of Foreign Currency Translation

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Quarters Ended June 30,	2008	2007	2008
Revenues	$6,075.3	$5,839.4	$374.9
Combined operating margins*	2,224.8	1,999.7	134.1
Selling, general & administrative expenses	598.7	591.9	(24.6)
Operating income**	1,654.2	1,412.7	111.1
Income from continuing operations**	1,190.5	873.2	73.1
Net income**	1,190.5	869.9	73.1
Income from continuing operations per common share – diluted**	1.04	0.72	0.07
Net income per common share – diluted**	1.04	0.71	0.07

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Six Months Ended June 30,	2008	2007	2008
Revenues	$11,690.1	$11,132.1	$720.4
Combined operating margins*	4,200.2	3,723.4	253.5
Selling, general & administrative expenses	1,151.1	1,137.1	(47.9)
Operating income**	3,117.0	2,594.0	208.5
Income from continuing operations**	2,136.6	1,639.7	134.1
Net income**	2,136.6	1,632.3	134.1
Income from continuing operations per common share – diluted**	1.85	1.34	0.12
Net income per common share – diluted**	1.85	1.34	0.12

*	Reflects both franchised and Company-operated margin dollars.

**	2007 results exclude the impact of the Latam transaction in order to provide management’s view of the underlying business performance.

Foreign currency translation had a positive impact on consolidated revenues, operating income, net income and net income per common share for the quarter and six months, primarily driven by the stronger Euro, Australian Dollar and Canadian Dollar.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended June 30,	2008	2007	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,195.0	$1,200.5	—	—
Europe	1,959.6	1,674.2	17	5
APMEA	913.6	742.2	23	15
Other Countries & Corporate	227.8	700.9	(67)	(70)
Total	$4,296.0	$4,317.8	(1)	(7)
Franchised and affiliated revenues
U.S.	$871.2	$815.8	7	7
Europe	646.6	505.9	28	12
APMEA	144.3	109.8	31	18
Other Countries & Corporate	117.2	90.1	30	19
Total	$1,779.3	$1,521.6	17	10
Total revenues
U.S.	$2,066.2	$2,016.3	2	2
Europe	2,606.2	2,180.1	20	7
APMEA	1,057.9	852.0	24	15
Other Countries & Corporate	345.0	791.0	(56)	(60)
Total	$6,075.3	$5,839.4	4	(2)

REVENUES Dollars in millions
Six Months Ended June 30,	2008	2007	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,305.1	$2,292.0	1	1
Europe	3,745.2	3,147.1	19	8
APMEA	1,809.2	1,471.5	23	15
Other Countries & Corporate	435.3	1,321.0	(67)	(71)
Total	$8,294.8	$8,231.6	1	(6)
Franchised and affiliated revenues
U.S.	$1,657.7	$1,565.7	6	6
Europe	1,236.6	959.5	29	14
APMEA	281.1	210.8	33	19
Other Countries & Corporate	219.9	164.5	34	20
Total	$3,395.3	$2,900.5	17	10
Total revenues
U.S.	$3,962.8	$3,857.7	3	3
Europe	4,981.8	4,106.6	21	9
APMEA	2,090.3	1,682.3	24	15
Other Countries & Corporate	655.2	1,485.5	(56)	(61)
Total	$11,690.1	$11,132.1	5	(1)

Consolidated revenues increased 4% (decrease of 2% in constant currencies) for the quarter and 5% (decrease of 1% in constant currencies) for the six months, reflecting positive comparable sales in all segments. Revenue growth was offset by the Company’s August 2007 Latam transaction as well as the impact of the refranchising strategy, occurring primarily in certain of the Company’s major markets. As a result of the Latam transaction, the Company now receives royalties based on a percent of sales in these markets. The Latam transaction and the refranchising strategy resulted in a higher proportion of franchised and affiliated restaurants compared with the prior year.

In the U.S., the increase in revenues for the quarter and six months was primarily driven by our market-leading breakfast business, the ongoing appeal of new products and continued focus on everyday value. These increases were partly offset by the impact of the refranchising strategy.

In Europe, the constant currency increase in revenues for the quarter and six months was primarily due to strong comparable sales in Russia (which is entirely Company-operated), France and the U.K., as well as positive comparable sales throughout the segment. These increases were partly offset by the impact of the refranchising strategy in the U.K. and Germany.

In APMEA, the constant currency increase in revenues for the quarter and six months was primarily driven by strong comparable sales in Australia and China, as well as positive comparable sales in substantially all other markets. In addition, expansion in China contributed to the increase.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2008 and 2007:

COMPARABLE SALES	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S.	3.4	5.0	3.2	4.7
Europe	7.4	7.8	9.1	7.9
APMEA	8.8	10.9	9.1	9.7
Other Countries & Corporate	12.0	13.3	13.6	10.6
Total	6.1	7.4	6.7	6.9

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2008:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2008		Six Months Ended June 30, 2008
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	4	4	4	4
Europe	23	9	24	11
APMEA	23	11	24	12
Other Countries & Corporate	24	13	27	15
Total	14	8	15	8

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2008	2007	2008	2007
Franchised
U.S.	83.6	83.2	$727.8	$679.0	7	7
Europe	78.3	77.8	506.1	393.4	29	13
APMEA	89.0	87.9	128.5	96.5	33	20
Other Countries & Corporate	86.6	79.0	101.6	71.2	43	31
Total	82.3	81.5	$1,464.0	$1,240.1	18	11
Company-operated
U.S.	19.1	19.5	$227.6	$233.5	(3)	(3)
Europe	18.0	18.0	353.2	300.7	17	5
APMEA	15.6	14.2	142.0	105.7	34	24
Other Countries & Corporate	16.6	17.1	38.0	119.7	(68)	(71)
Total	17.7	17.6	$760.8	$759.6	—	(6)

Six Months Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2008	2007	2008	2007
Franchised
U.S.	82.9	82.6	$1,374.0	$1,292.7	6	6
Europe	78.1	76.9	966.1	738.0	31	15
APMEA	89.0	87.8	250.3	185.1	35	21
Other Countries & Corporate	86.3	77.5	189.8	127.5	49	34
Total	81.9	80.8	$2,780.2	$2,343.3	19	12
Company-operated
U.S.	18.4	18.7	$424.8	$429.4	(1)	(1)
Europe	17.1	16.8	639.5	527.6	21	9
APMEA	16.1	14.6	290.4	214.6	35	25
Other Countries & Corporate	15.0	15.8	65.3	208.5	(69)	(72)
Total	17.1	16.8	$1,420.0	$1,380.1	3	(4)

Franchised margin dollars increased $223.9 million or 18% (11% in constant currencies) for the quarter and $436.9 million or 19% (12% in constant currencies) for the six months. The U.S. and Europe segments accounted for about 85% of the franchised margin dollars in both periods. For both periods, the Latam transaction positively impacted the franchised margin percent increase by 60 basis points, while the refranchising strategy had a negative impact on the margin percent.

•	In the U.S., Europe and APMEA, the increase in the franchised margin percent for the quarter and six months for each segment was primarily driven by positive comparable sales.

•

In Other Countries & Corporate, Latin America’s franchised margin percent for the quarter and six months increased significantly as a result of the sale of Latam in third quarter 2007. The Company receives royalties based on a percent of sales in these markets.

Company-operated margin dollars were relatively flat (decreased 6% in constant currencies) for the quarter and increased $39.9 million or 3% (decreased 4% in constant currencies) for the six months. The U.S. and Europe segments accounted for about 75% of the Company-operated margin dollars in both periods. As a result of the Latam transaction, there are no Company-operated restaurants remaining in Latin America in 2008. This transaction and the refranchising strategy negatively impacted the Company-operated margin dollars, but positively impacted the margin percent in both periods.

•	In the U.S., the Company-operated margin percent decreased for the quarter and six months as higher commodity and other costs were partly offset by positive comparable sales.

•

Europe’s Company-operated margin percent was flat for the quarter and increased for the six months primarily due to strong comparable sales in most markets. Higher commodity and labor costs negatively impacted both periods.

•	In APMEA, the Company-operated margin percent for the quarter and six months increased due to strong comparable sales in most markets, partly offset by higher commodity and labor costs.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Food & paper	33.5	33.3	33.4	33.2
Payroll & employee benefits	26.1	25.8	26.5	26.0
Occupancy & other operating expenses	22.7	23.3	23.0	24.0
Total expenses	82.3	82.4	82.9	83.2
Company-operated margins	17.7	17.6	17.1	16.8

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 1% (decreased 3% in constant currencies) for both the quarter and six months and reflected costs related to the Company’s biennial Worldwide Owner/Operator Convention. The constant currency change in selling, general & administrative expenses benefited by 7 percentage points for the quarter and 6 percentage points for the six months due to the Latam transaction. Selling, general & administrative expenses as a percent of revenues decreased to 9.8% for the six months 2008 compared with 10.2% for 2007 and as a percent of Systemwide sales decreased to 3.3% for 2008 compared with 3.8% for 2007.

Impairment and Other Charges, Net

In the second quarter 2007, the Company recorded $1.6 billion of expense primarily related to the Company’s sale of its existing business in Latam to a developmental licensee organization.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains on sales of restaurant businesses	$(30.2)	$(27.6)	$(43.3)	$(35.3)
Equity in earnings of unconsolidated affiliates	(26.1)	(23.0)	(49.5)	(47.0)
Asset dispositions and other expense	27.7	28.8	23.9	55.1
Total	$(28.6)	$(21.8)	$(68.9)	$(27.2)

Asset dispositions and other expense for the six months of 2008 included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K. In addition, results for the six months of 2007 reflected higher losses on restaurant closings and property disposals.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended June 30,	2008	2007	% Inc / (Dec	)	% Inc Excluding Currency Translation
U.S.	$796.3	$753.9	6		6
Europe	671.8	521.7	29		13
APMEA	191.3	140.0	37		22
Other Countries & Corporate	(5.2)	(1,597.3)	100		99
Total	$1,654.2	$(181.7)	n/m		n/m
Latam transaction		1,594.4
Total excluding Latam transaction*	$1,654.2	$1,412.7	17		9
Six Months ended June 30,	2008	2007	% Inc / (Dec	)	% Inc Excluding Currency Translation
U.S.	$1,478.8	$1,403.5	5		5
Europe	1,249.0	914.8	37		21
APMEA	408.8	288.7	42		27
Other Countries & Corporate	(19.6)	(1,607.4)	99		97
Total	$3,117.0	$999.6	n/m		n/m
Latam transaction		1,594.4
Total excluding Latam transaction*	$3,117.0	$2,594.0	20		12

n/m Not meaningful

*	The results for the quarter and six months ended June 30, 2007 included impairment and other charges of $1,611.9 million associated with the Latam transaction, partly offset by a benefit of $17.5 million due to eliminating depreciation on the assets in Latam in mid-April 2007.

In the U.S., results increased for the quarter and six months primarily due to higher franchised margin dollars.

In Europe, operating results for the quarter and six months were driven by strong performance in France and the U.K., as well as positive results in many other markets. In addition, the six months of 2008 included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K.

In APMEA, operating results for the quarter and six months were driven by strong results in Australia and China, as well as positive performance in Japan and most other markets.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the six months 2008 and 2007 was 26.7% and 9.0%, respectively. Impairment and other charges (credits) negatively impacted the 2007 operating margin by 14.5 percentage points.

Interest Expense

Interest expense for the quarter and six months increased due primarily to higher average debt levels, and to a lesser extent, higher interest rates and stronger foreign currencies. Higher average debt levels were due to the Company issuing certain debt earlier than originally expected to take advantage of favorable market conditions to pre-fund a portion of its debt maturing in the second half of the year.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$(21.3)	$(26.4)	$(52.7)	$(50.9)
Translation and hedging activity	(12.3)	0.6	(7.6)	3.5
Other expense	2.8	8.9	0.6	13.8
Total	$(30.8)	$(16.9)	$(59.7)	$(33.6)

Lower interest rates negatively impacted interest income for the quarter and six months. Interest income for the six months increased due to $11.6 million of interest on the partial recovery of prior years’ sales taxes in the U.K.

Translation and hedging activity for the quarter and six months reflected income of $15.6 million due to a gain that resulted from the termination of certain hedging instruments.

Gain on Sale of Investment

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating gain of $160.1 million.

Income Taxes

The following tables present the provision for income taxes, the effective income tax rates and the impact of the Latam transaction for the quarter and six months ended June 30, 2008 and 2007:

		2007
Quarters ended June 30,	2008	Reported Amount	Latam Transaction	Excluding Latam Transaction
Income (loss) from continuing operations before provision for income taxes	$1,698.8	$(266.6)	$(1,594.4)	$1,327.8
Provision (benefit) for income taxes	508.3	441.8	(12.8)	454.6
Income (loss) from continuing operations	$1,190.5	$(708.4)	$(1,581.6)	$873.2
Effective income tax rate	29.9%	n/m	n/m	34.2%

		2007
Six months ended June 30,	2008	Reported Amount	Latam Transaction	Excluding Latam Transaction
Income (loss) from continuing operations before provision for income taxes	$3,062.0	$834.2	$(1,594.4)	$2,428.6
Provision (benefit) for income taxes	925.4	776.1	(12.8)	788.9
Income (loss) from continuing operations	$2,136.6	$58.1	$(1,581.6)	$1,639.7
Effective income tax rate	30.2%	n/m	n/m	32.5%

n/m Not meaningful

The lower effective income tax rates for the second quarter and six months of 2008 include tax benefits related to certain international operations.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations have been reflected in discontinued operations. Boston Market’s net loss for the second quarter and six months 2007 was $3.3 million and $7.4 million, respectively.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2.7 billion and exceeded capital expenditures by $1.9 billion for the six months 2008. Cash provided by operations increased $729.8 million compared to the six months 2007 driven by strong operating results and changes in working capital items, partly due to the receipt of $142.7 million related to the Internal Revenue Service (IRS) examination completed in fourth quarter 2007.

Cash used for investing activities totaled $491.9 million for the six months 2008, a decrease of $359.1 million, primarily due to proceeds from the sale of our investment in Pret A Manger in the second quarter 2008, higher proceeds from sales of restaurant businesses in conjunction with our overall refranchising strategy and lower purchases of restaurant businesses. Capital expenditures increased $64.8 million for the six months, primarily driven by an increase in Europe and the impact of stronger foreign currencies, partly offset by the elimination of capital expenditures as a result of the Latam transaction.

Cash used for financing activities totaled $2.0 billion for the six months, an increase of $757.7 million. Financing activities in 2008 reflected higher treasury stock purchases and dividend payments and lower proceeds from stock option exercises, partly offset by higher net debt issuances. As previously announced, the Company’s Board of Directors decided that beginning in 2008 dividends declared will be paid on a quarterly basis, at the Board’s discretion.

Debt obligations at June 30, 2008 totaled $11.1 billion compared with $9.3 billion at December 31, 2007. The increase in 2008 was primarily due to net issuances of $1.5 billion.

Return on Average Assets

Return on average assets for the trailing 12 month period ended June 30, 2008 was 19.9% compared to 13.2% for the full year 2007. Return on average assets is computed as operating income for the most recent four quarters divided by average assets based on month-end balances. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 2.1 percentage points and 1.3 percentage points in 2008 and 2007, respectively.

Impairment and other charges (credits), net had a minimal impact on return on average assets in 2008 and reduced return on average assets by 5.4 percentage points in 2007. In 2008, return on average assets benefited from strong operating results in Europe and APMEA. The Company will continue to concentrate restaurant openings and new capital invested in markets with acceptable returns or opportunities for long-term growth.

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

•	Our ability to maintain alignment with our franchisees on capital-intensive and other operating and promotional initiatives;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Whether we can manage this risk effectively depends mainly on the following:

•

Our ability to manage upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates and local governmental actions to manage national economic conditions, such as consumer spending, inflation rates and unemployment levels, particularly in the United States, which continues to face an uncertain economy;

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•

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

•

The increasing costs and other effects of compliance with existing and possible future U.S. federal, state and local regulations regarding immigration and evolving enforcement standards under those regulations, as well as compliance with other U.S. and overseas labor regulations, including with respect to wage and hour matters, employee classification, mandatory healthcare benefits and unlawful workplace discrimination;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import-export controls or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to government investigations, whether or not they have merit or are undertaken to achieve political impact;

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with alleged security breaches and the loss of consumer confidence that may result; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

Severe weather conditions, terrorist activities, health epidemics or pandemics or the prospect of these events can have an adverse impact on consumer spending and confidence levels or on other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
April 1-30, 2008	5,902,779	$59.82	5,902,779	$6,040,844,000
May 1-31, 2008	5,897,755	$59.46	5,897,755	5,690,164,000
June 1-30, 2008	1,459,803	$57.63	1,459,803	5,606,034,000
Total	13,260,337	$59.42	13,260,337	$5,606,034,000

*	On September 12, 2007, the Company’s Board of Directors terminated a previously-approved share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. As of June 30, 2008, the maximum dollar amount that may yet be purchased under the new program was $5,606,034,000.

Consistent with the above authorization and subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 22, 2008.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: the election of six directors to serve until the Annual Meeting of Shareholders in the year indicated below, and the approval of an independent registered public accountant for 2008. The voting results were as follows:

(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	AGAINST	ABSTAIN
Ralph Alvarez (2010)	958,302,538	21,842,632	17,409,608
Susan E. Arnold (2011)	965,069,585	15,108,804	17,376,389
Richard H. Lenny (2011)	965,110,679	14,921,476	17,522,623
Cary D. McMillan (2011)	962,404,358	17,693,432	17,456,988
Sheila A. Penrose (2011)	965,326,734	14,797,108	17,430,936
James A. Skinner (2011)	958,372,349	21,833,433	17,348,996

Additional directors, whose terms of office as Directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2009	Terms Expiring in 2010
Robert A. Eckert	Walter E. Massey
Enrique Hernandez, Jr.	John W. Rogers, Jr.
Jeanne P. Jackson	Roger W. Stone
Andrew J. McKenna

(2)	The proposal to approve the appointment of an independent registered public accounting firm to serve as independent auditors for 2008 was approved by the shareholders as follows:

FOR	AGAINST	ABSTAIN
967,319,207	12,856,150	17,379,421

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of November 9, 2006, incorporated herein by reference from Form 8-K, dated November 8, 2006.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

	(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920), filed March 14, 2002.

(i) Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3), filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3), filed September 26, 2003).

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, filed herewith.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	Executive Retention Replacement Plan, effective as of December 31, 2007, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, filed herewith.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, as amended, authorized by the Board of Directors, on December 3, 2003, incorporated herein by reference from Form 10-K, for the year ended December 31, 2003.**

(i) First Amendment to Tier I Change of Control Employment Agreement, effective January 25, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

August 6, 2008	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer