Form 10-Q
period 2008-09-30
MCDONALDS CORP
filed 2008-11-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

1,114,544,888

(Number of shares of common stock

outstanding as of September 30, 2008)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2008	December 31, 2007
Assets
Current assets
Cash and equivalents	$ 1,487.2	$ 1,981.3
Accounts and notes receivable	856.8	1,053.8
Inventories, at cost, not in excess of market	114.7	125.3
Prepaid expenses and other current assets	352.9	421.5
Total current assets	2,811.6	3,581.9
Other assets
Investments in and advances to affiliates	1,126.0	1,156.4
Goodwill, net	2,272.0	2,301.3
Miscellaneous	1,327.9	1,367.4
Total other assets	4,725.9	4,825.1
Property and equipment
Property and equipment, at cost	31,865.9	32,203.7
Accumulated depreciation and amortization	(11,269.0)	(11,219.0)
Net property and equipment	20,596.9	20,984.7
Total assets	$ 28,134.4	$ 29,391.7
Liabilities and shareholders’ equity
Current liabilities
Notes payable		$ 1,126.6
Accounts payable	$ 481.0	624.1
Dividends payable	557.3
Other taxes	256.3	248.0
Accrued interest	164.7	148.4
Accrued payroll and other liabilities	1,391.2	1,486.9
Current maturities of long-term debt	18.0	864.5
Total current liabilities	2,868.5	4,498.5
Long-term debt	9,860.6	7,310.0
Other long-term liabilities	1,363.1	1,342.5
Deferred income taxes	990.6	960.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,521.6	4,226.7
Retained earnings	27,968.3	26,461.5
Accumulated other comprehensive income	763.6	1,337.4
Common stock in treasury, at cost; 546.1 and 495.3 million shares	(20,218.5)	(16,762.4)
Total shareholders’ equity	13,051.6	15,279.8
Total liabilities and shareholders’ equity	$ 28,134.4	$ 29,391.7

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2008	2007	2008	2007
Revenues
Sales by Company-operated restaurants	$4,411.1	$4,276.2	$12,705.9	$12,507.8
Revenues from franchised and affiliated restaurants	1,856.2	1,624.7	5,251.5	4,525.2
Total revenues	6,267.3	5,900.9	17,957.4	17,033.0
Operating costs and expenses
Company-operated restaurant expenses	3,587.2	3,492.3	10,462.0	10,343.8
Franchised restaurants – occupancy expenses	316.9	287.4	932.0	844.6
Selling, general & administrative expenses	582.1	569.4	1,733.2	1,706.5
Impairment and other charges, net		52.7	1.0	1,666.6
Other operating (income) expense, net	(42.6)	(25.7)	(111.5)	(52.9)
Total operating costs and expenses	4,443.6	4,376.1	13,016.7	14,508.6
Operating income	1,823.7	1,524.8	4,940.7	2,524.4
Interest expense	131.6	97.9	406.4	296.9
Nonoperating (income) expense, net	(6.8)	(26.7)	(66.5)	(60.3)
Gain on sale of investment			(160.1)
Income from continuing operations before provision for income taxes	1,698.9	1,453.6	4,760.9	2,287.8
Provision for income taxes	507.6	449.9	1,433.0	1,226.0
Income from continuing operations	1,191.3	1,003.7	3,327.9	1,061.8
Income from discontinued operations (net of taxes of $39.5 and $34.5)		67.5		60.1
Net income	$1,191.3	$1,071.2	$3,327.9	$1,121.9
Per common share–basic:
Continuing operations	$1.07	$0.85	$2.94	$0.89
Discontinued operations		0.06		0.05
Net income	$1.07	$0.90	$2.94	$0.94
Per common share–diluted:
Continuing operations	$1.05	$0.83	$2.89	$0.87
Discontinued operations		0.06		0.05
Net income	$1.05	$0.89	$2.89	$0.92
Dividends declared per common share	$0.875	$1.50	$1.625	$1.50
Weighted-average shares outstanding–basic	1,116.6	1,185.0	1,130.3	1,193.2
Weighted-average shares outstanding–diluted	1,136.0	1,207.1	1,150.4	1,216.3

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Operating activities
Net income	$1,191.3	$1,071.2	$3,327.9	$1,121.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	311.0	297.0	930.0	911.6
Deferred income taxes	17.6	(16.8)	(3.3)	(72.5)
Impairment and other charges, net		52.7	1.0	1,666.6
Share-based compensation	26.4	35.5	87.2	107.6
Gain on sale of investment			(160.1)
Gains on discontinued operations, net of tax		(68.6)		(68.6)
Other	14.7	32.3	66.3	(41.8)
Changes in working capital items	145.4	177.6	197.9	(33.2)
Cash provided by operations	1,706.4	1,580.9	4,446.9	3,591.6
Investing activities
Property and equipment expenditures	(534.9)	(399.8)	(1,422.0)	(1,222.1)
Purchases and sales of restaurant businesses and property sales	45.0	12.1	226.4	13.5
Latam transaction, net		654.0		654.0
Proceeds on sale of investment			229.4
Proceeds from disposals of discontinued operations, net		194.1		194.1
Other	(7.2)	(0.7)	(22.8)	(30.8)
Cash (used for) provided by investing activities	(497.1)	459.7	(989.0)	(391.3)
Financing activities
Notes payable and long-term financing issuances and repayments	(782.3)	(654.9)	737.6	(951.6)
Treasury stock purchases	(1,022.9)	(881.5)	(3,821.3)	(2,546.3)
Common stock dividends	(417.7)		(1,265.7)
Proceeds from stock option exercises	206.6	261.2	453.3	967.2
Excess tax benefit on share-based compensation	51.1	53.6	113.5	156.4
Other	(3.0)	(28.3)	(139.7)	(72.0)
Cash used for financing activities	(1,968.2)	(1,249.9)	(3,922.3)	(2,446.3)
Effect of exchange rates on cash and cash equivalents	(96.4)	68.9	(29.7)	110.4
Cash and equivalents increase (decrease)	(855.3)	859.6	(494.1)	864.4
Cash and equivalents at beginning of period	2,342.5	2,132.9	1,981.3	2,128.1
Cash and equivalents at end of period	$1,487.2	$2,992.5	$1,487.2	$2,992.5

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2007 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2008 do not necessarily indicate the results that may be expected for the full year.

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

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. In the third quarter 2007, the Company recorded an additional $53 million of charges in connection with the transaction. The total charges for the nine months included the difference between the net book value of the Latam business and cash proceeds, less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses recorded in shareholders’ equity. The Company recorded a tax benefit of $62 million in connection with this transaction. The tax benefit was minimal for the nine months 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on McDonald’s consolidated balance sheet, totaling $169.1 million at September 30, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2008	2007
Operated by franchisees*	21,183	20,204
Operated by the Company	6,639	7,004
Operated by affiliates	3,855	4,031
Systemwide restaurants	31,677	31,239

*	At September 30, 2008 and 2007 included 2,870 and 2,723 restaurants, respectively, operated by developmental licensees.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2008 and 2007:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Net income	$1,191.3	$1,071.2	$3,327.9	$1,121.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,074.3)	1,163.2	(599.6)	1,510.5
Deferred hedging adjustments	23.1	(2.0)	38.1	8.0
Pension liability adjustment	1.8	1.5	(12.3)	4.5
Total other comprehensive income (loss)	(1,049.4)	1,162.7	(573.8)	1,523.0
Total comprehensive income	$141.9	$2,233.9	$2,754.1	$2,644.9

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding included weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 19.4 million shares and 22.1 million shares for the third quarter 2008 and 2007, respectively, and 20.1 million shares and 23.1 million shares for the nine months ended September 30, 2008 and 2007, respectively. Stock options that were not included in diluted weighted-average shares outstanding because they would have been antidilutive were 0.9 million shares and 1.0 million shares for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$83.9				$83.9
Investments	123.0	*			123.0
Derivative receivables	108.5	*	$75.8		184.3
Total assets at fair value	$315.4		$75.8		$391.2

Derivative payables			$(4.0)		$(4.0)
Total liabilities at fair value			$(4.0)		$(4.0)

*	Represents long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

Gain on Sale of Investment

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations and transaction gain have been reflected in discontinued operations. In connection with the sale, the Company received net proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. Boston Market’s results of operations (exclusive of the transaction gain), which previously were included in Other Countries & Corporate, consisted of: revenues and pretax loss for the third quarter 2007 of $101.6 million and $4.6 million, respectively; and revenues and pretax loss for the nine months ended September 30, 2007 of $444.1 million and $17.0 million, respectively. Boston Market’s net loss for the third quarter and nine months 2007 (exclusive of the transaction gain) was $1.1 million and $8.5 million, respectively.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2008	2007	2008	2007
Revenues
U.S.	$2,084.4	$2,033.0	$6,047.2	$5,890.7
Europe	2,688.9	2,383.9	7,670.7	6,490.5
APMEA	1,143.3	957.0	3,233.6	2,639.3
Other Countries & Corporate	350.7	527.0	1,005.9	2,012.5
Total revenues	$6,267.3	$5,900.9	$17,957.4	$17,033.0
Operating income
U.S.	$815.5	$750.5	$2,294.3	$2,154.0
Europe	769.1	627.4	2,018.1	1,542.2
APMEA	234.1	182.4	642.9	471.1
Other Countries & Corporate*	5.0	(35.5)	(14.6)	(1,642.9)
Total operating income*	$1,823.7	$1,524.8	$4,940.7	$2,524.4

*	Results for 2007 included the impact of the Latam transaction of $45.5 million and $1,639.9 million of net expense for the quarter and nine months, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 31,677 restaurants in 118 countries at September 30, 2008, 21,183 are operated by franchisees (including 2,870 operated by developmental licensees), 3,855 are operated by affiliates (primarily in Japan) and 6,639 are operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the required capital by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This ensures long-term occupancy rights, helps control related costs and improves alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company generally has no capital invested.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is, our mix among Company-operated, franchised – conventional or developmental license, and affiliated) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower restaurant margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience. Our Company-operated business also helps to facilitate strategic changes in restaurant ownership.

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

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations and transaction gain have been reflected in discontinued operations. In connection with the sale, the Company received net proceeds of approximately $250 million and recorded a gain of $68.6 million after tax.

Strategic Direction and Financial Performance

Since implementing the customer-centered Plan to Win in 2003, the Company remains focused on being better, not just bigger. Our strategic alignment behind this plan has created better McDonald’s experiences through the execution of multiple initiatives surrounding the five drivers of exceptional customer experiences – people, products, place, price and promotion. While our focus has remained the same, we have adapted our initiatives based on the changing needs and preferences of our customers. These initiatives have increased our consumer relevance and contributed to sales and guest counts worldwide increasing every year since 2003. In the third quarter and first nine months of 2008, our unwavering commitment to providing an outstanding restaurant experience to every customer, every time, drove comparable sales and guest count momentum along with profitability growth in every area of the world.

In the U.S., the business continues to increase sales and guest counts by featuring chicken products, core menu classics and value-based beverages that offer menu variety and everyday affordability that resonate with consumers. As a result, comparable sales increased 4.7% for the quarter and 3.7% for the nine months.

Europe generated strong top-line sales in virtually every market, posting a comparable sales increase of 8.2% for the quarter and 8.8% for the nine months. Alignment behind Europe’s key priorities of enhancing local relevance, upgrading the customer and employee experience and building brand transparency continues to deliver robust results for the segment.

In APMEA, comparable sales increased 7.8% for the quarter and 8.6% for the nine months, reflecting broad-based strength across the segment. Throughout APMEA, the growth drivers of convenience, core menu extensions, breakfast, value and operations excellence are continuing to deliver results.

We remain committed to returning value to shareholders through share repurchases and dividends. For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders, subject to business and market conditions. In the third quarter 2008, we repurchased 16.9 million shares of McDonald’s stock for $1.0 billion, bringing the total repurchases for the nine months of 2008 to 67.3 million shares or $3.8 billion. During the third quarter 2008, we paid a quarterly dividend of $0.375 per share or $417.6 million, bringing the total dividends paid for the nine months of 2008 to $1.3 billion. Also during the third quarter, the Company declared a fourth quarter 2008 dividend of $0.50 per share, reflecting an increase of 33% over the third quarter. For the full year 2007 and first nine months of 2008 combined, the Company returned $10.8 billion to shareholders.

We also continue to enhance the mix of franchised and Company-operated restaurants, including refranchising certain Company-operated restaurants and executing our developmental license strategy, to maximize long-term brand performance and returns. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants by the end of 2010, primarily in its major markets. In the first nine months of 2008, the Company refranchised about 425 restaurants.

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

Operating Highlights Included:

•	Global comparable sales increased 7.1% for the quarter and 6.8% for the nine months

•	Growth in consolidated Company-operated and franchised restaurant margins continued for the quarter and nine months

•

Net income per share from continuing operations was $1.05 for the quarter, a 27% increase (22% in constant currencies) and $2.89 for the nine months, a 33% increase (26% in constant currencies), after adjusting for the impact of the 2007 Latam transaction. Net income from continuing operations for the nine months 2008 includes a $0.09 per share benefit from the sale of the Company’s interest in Pret A Manger.

•	During the nine months, the Company repurchased $3.8 billion or 67.3 million shares of its stock and paid quarterly dividends totaling $1.3 billion

•	Cash provided by operations increased $855.3 million, or 24%, to $4.4 billion for the nine months

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

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2008, the total basket of goods is expected to rise about 7% in the U.S. and about 8% in Europe. Some volatility may be experienced between quarters in the normal course of business.

•	The Company expects full-year 2008 selling, general & administrative expenses to decline, in constant currencies, although fluctuations may be experienced between the quarters.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2008 to increase approximately 30% compared with 2007, while 2008 interest income is expected to decrease about 30% compared with 2007. In first quarter 2008, the Company issued certain debt to take advantage of favorable market conditions to pre-fund a portion of its debt retired in third quarter 2008.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and the British Pound. If the Euro and the British Pound both move 10% in the same direction compared with 2007, the Company’s annual net income per share would change by about 8 cents to 9 cents.

•

Due to the recent strengthening of the U.S. Dollar relative to several major foreign currencies, fourth quarter 2008 revenues and operating income are expected to be negatively impacted by foreign currency translation. As a point of reference, for the fourth quarter 2007, the weighted average exchange rate used to translate the Company’s Statement of Income (U.S. Dollar rate for one unit of foreign currency) was $1.45 for the Euro and $2.04 for the British Pound. For the nine months ended September 30, 2008, approximately 65% and 15% of operating income in Europe was generated in the Euro and British Pound, respectively.

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

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For the full year 2007 and first nine months of 2008 combined, the Company returned $10.8 billion to shareholders.

•

The Company continually reviews its restaurant ownership structures to maximize cash flow and returns and to enhance local relevance. The Company expects to optimize its restaurant ownership mix by refranchising 1,000 to 1,500 Company-operated restaurants by the end of 2010, primarily in its major markets, and by continuing to utilize its developmental license strategy. In the first nine months of 2008, the Company refranchised about 425 restaurants, primarily in its major markets.

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

•

Comparable sales represent sales at all restaurants and comparable guest counts represent customer transactions at all restaurants, including those operated by the Company, franchisees and affiliates, in operation at least thirteen months including those temporarily closed. Comparable sales exclude the impact of currency translation. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2008		Nine Months Ended September 30, 2008
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,411.1	3	$12,705.9	2
Revenues from franchised and affiliated restaurants	1,856.2	14	5,251.5	16
Total revenues	6,267.3	6	17,957.4	5
Operating costs and expenses
Company-operated restaurant expenses	3,587.2	3	10,462.0	1
Franchised restaurants – occupancy expenses	316.9	10	932.0	10
Selling, general & administrative expenses	582.1	2	1,733.2	2
Impairment and other charges, net		n/m	1.0	n/m
Other operating (income) expense, net	(42.6)	(66)	(111.5)	n/m
Total operating costs and expenses	4,443.6	2	13,016.7	(10)
Operating income	1,823.7	20	4,940.7	96
Interest expense	131.6	34	406.4	37
Nonoperating (income) expense, net	(6.8)	75	(66.5)	(10)
Gain on sale of investment			(160.1)	n/m
Income from continuing operations before provision for income taxes	1,698.9	17	4,760.9	n/m
Provision for income taxes	507.6	13	1,433.0	17
Income from continuing operations	1,191.3	19	3,327.9	n/m
Income from discontinued operations		n/m		n/m
Net income	$1,191.3	11	$3,327.9	n/m
Income per common share–basic:
Continuing operations	$1.07	26	$2.94	n/m
Discontinued operations		n/m		n/m
Net income	$1.07	19	$2.94	n/m
Income per common share–diluted:
Continuing operations	$1.05	27	$2.89	n/m
Discontinued operations		n/m		n/m
Net income	$1.05	18	$2.89	n/m

n/m Not meaningful

In addition to the reported consolidated operating results for the quarter and nine months ended September 30, 2007, consolidated results for these periods are presented throughout this report excluding the impact of the Latam transaction. Management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted results better reflect the underlying business trends relevant to the periods presented.

The following tables present reconciliations of the key consolidated operating results for the quarters and nine months ended September 30, 2008 and 2007 to the operating results excluding the net impact of the impairment charge from the Latam transaction.

Quarters ended September 30,	2008	2007*	Latam Transaction*	2007 Excluding Latam Transaction	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc Excluding Currency Translation
Revenues	$6,267.3	$5,900.9		$5,900.9	6	$204.8	3
Operating income (loss)	1,823.7	1,524.8	$(45.5)	1,570.3	16	73.5	11
Income from continuing operations	1,191.3	1,003.7	3.9	999.8	19	44.7	15
Income from discontinued operations		67.5		67.5	n/m		n/m
Net income	1,191.3	1,071.2	3.9	1,067.3	12	44.7	7
Income per share from continuing operations-diluted	1.05	0.83	—	0.83	27	0.04	22
Income per share from discontinued operations-diluted		0.06		0.06	n/m		n/m
Net income per share-diluted	1.05	0.89	0.01	0.88	19	0.04	15

Nine months ended September 30,	2008	2007**	Latam Transaction**	2007 Excluding Latam Transaction	Adjusted % Inc	Currency Translation Benefit	Adjusted % Inc Excluding Currency Translation
Revenues	$17,957.4	$17,033.0		$17,033.0	5	$925.2	—
Operating income (loss)	4,940.7	2,524.4	$(1,639.9)	4,164.3	19	282.0	12
Income (loss) from continuing operations	3,327.9	1,061.8	(1,577.7)	2,639.5	26	178.8	19
Income from discontinued operations		60.1		60.1	n/m		n/m
Net income (loss)	3,327.9	1,121.9	(1,577.7)	2,699.6	23	178.8	17
Income (loss) per share from continuing operations-diluted	2.89	0.87	(1.30)	2.17	33	0.15	26
Income per share from discontinued operations-diluted		0.05		0.05	n/m		n/m
Net income (loss) per share-diluted	2.89	0.92	(1.30)	2.22	30	0.15	23

n/m Not meaningful

*	Included impairment and other charges of $52.7 million, partly offset by a benefit of $7.2 million due to eliminating depreciation on the assets in Latam in mid-April 2007, and a tax benefit of $49.4 million.

**	Included impairment and other charges of $1,664.6 million, partly offset by a benefit of $24.7 million due to eliminating depreciation on the assets in Latam in mid-April 2007, and a tax benefit of $62.2 million.

Net Income and Diluted Net Income per Common Share

For the third quarter and nine months ended September 2008, net income was $1,191.3 million and $3,327.9 million, respectively, and diluted net income per share was $1.05 and $2.89, respectively. Results for the nine months benefited by a $109.0 million or $0.09 per share after tax gain on the sale of the Company’s minority interest in Pret A Manger.

For the third quarter 2007, net income was $1,071.2 million and diluted net income per share was $0.89. In August 2007, the Company sold its investment in Boston Market. As a result, Boston Market’s results of operations and transaction gain are reflected as income from discontinued operations of $67.5 million or $0.06 per share. Income from continuing operations was $1,003.7 million or $0.83 per share. These results included a net benefit of $3.9 million related to the Company’s sale of its business in Latam to a developmental licensee.

For the first nine months of 2007, net income was $1,121.9 million and diluted net income per share was $0.92, which included income from continuing operations of $1,061.8 million or $0.87 per share and $60.1 million or $0.05 per share of income from discontinued operations related to Boston Market. The 2007 results included $1,577.7 million or $1.30 per share of net expense related to the Latam transaction. This reflects an impairment charge of $1.32 per share, partly offset by a $0.02 per share benefit due to eliminating depreciation in mid-April 2007 on the assets in Latam. Excluding the impact of the Latam transaction, income from continuing operations was $2,639.5 million and diluted income per share from continuing operations was $2.17.

During the third quarter 2008, the Company repurchased 16.9 million shares of its stock for $1.0 billion, bringing the total repurchases for the nine months of 2008 to 67.3 million shares or $3.8 billion. During the third quarter 2008, the Company paid a quarterly dividend of $0.375 per share or $417.6 million, bringing the total dividends paid for the nine months of 2008 to $1.3 billion. The Company also declared a fourth quarter 2008 dividend of $0.50 per share, reflecting an increase of 33% over the third quarter.

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

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result, the Company recorded an impairment charge of approximately $1.6 billion in the second quarter of 2007, substantially all of which was noncash. In the third quarter 2007, the Company recorded an additional $53 million of charges in connection with the transaction. The total charges for the nine months included the difference between the net book value of the Latam business and cash proceeds, less costs of disposal. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses recorded in shareholders’ equity. The Company recorded a tax benefit of $62 million in connection with this transaction. The tax benefit was minimal for the nine months 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on McDonald’s consolidated balance sheet, totaling $169.1 million at September 30, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation.

Impact of Foreign Currency Translation

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Quarters Ended September 30,	2008	2007	2008
Revenues	$6,267.3	$5,900.9	$204.8
Combined operating margins*	2,363.2	2,121.2	81.9
Selling, general & administrative expenses	582.1	569.4	(10.9)
Operating income**	1,823.7	1,570.3	73.5
Income from continuing operations**	1,191.3	999.8	44.7
Net income**	1,191.3	1,067.3	44.7
Income from continuing operations per common share – diluted**	1.05	0.83	0.04
Net income per common share – diluted**	1.05	0.88	0.04

IMPACT OF FOREIGN CURRENCY TRANSLATION Dollars in millions, except per share data
			Currency Translation Benefit / (Loss)
Nine Months Ended September 30,	2008	2007	2008
Revenues	$17,957.4	$17,033.0	$925.2
Combined operating margins*	6,563.4	5,844.6	335.4
Selling, general & administrative expenses	1,733.2	1,706.5	(58.8)
Operating income**	4,940.7	4,164.3	282.0
Income from continuing operations**	3,327.9	2,639.5	178.8
Net income**	3,327.9	2,699.6	178.8
Income from continuing operations per common share – diluted**	2.89	2.17	0.15
Net income per common share – diluted**	2.89	2.22	0.15

*	Reflects both franchised and Company-operated margin dollars.

**	2007 results exclude the impact of the Latam transaction in order to provide management’s view of the underlying business performance.

Foreign currency translation had a positive impact on consolidated revenues and operating income for the quarter and nine months, driven by the Euro and most other currencies, partly offset by the British Pound.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees and affiliates. These fees primarily include rent and/or royalties that are based on a percent of sales, with specified minimum rent payments.

REVENUES Dollars in millions
Quarters Ended September 30,	2008	2007	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,185.0	$1,199.7	(1)	(1)
Europe	2,007.1	1,818.4	10	5
APMEA	992.7	834.7	19	14
Other Countries & Corporate	226.3	423.4	(47)	(47)
Total	$4,411.1	$4,276.2	3	—
Franchised and affiliated revenues
U.S.	$899.4	$833.3	8	8
Europe	681.8	565.5	21	12
APMEA	150.6	122.3	23	18
Other Countries & Corporate	124.4	103.6	20	16
Total	$1,856.2	$1,624.7	14	11
Total revenues
U.S.	$2,084.4	$2,033.0	3	3
Europe	2,688.9	2,383.9	13	6
APMEA	1,143.3	957.0	19	15
Other Countries & Corporate	350.7	527.0	(33)	(34)
Total	$6,267.3	$5,900.9	6	3

REVENUES Dollars in millions
Nine Months Ended September 30,	2008	2007	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,490.1	$3,491.7	—	—
Europe	5,752.3	4,965.5	16	7
APMEA	2,801.9	2,306.2	21	15
Other Countries & Corporate	661.6	1,744.4	(62)	(65)
Total	$12,705.9	$12,507.8	2	(4)
Franchised and affiliated revenues
U.S.	$2,557.1	$2,399.0	7	7
Europe	1,918.4	1,525.0	26	13
APMEA	431.7	333.1	30	19
Other Countries & Corporate	344.3	268.1	28	19
Total	$5,251.5	$4,525.2	16	10
Total revenues
U.S.	$6,047.2	$5,890.7	3	3
Europe	7,670.7	6,490.5	18	8
APMEA	3,233.6	2,639.3	23	15
Other Countries & Corporate	1,005.9	2,012.5	(50)	(54)
Total	$17,957.4	$17,033.0	5	—

Consolidated revenues increased 6% (3% in constant currencies) for the quarter and 5% (flat in constant currencies) for the nine months, primarily due to positive comparable sales in all segments. Revenue growth was offset by the impact of the Company’s August 2007 Latam transaction as well as the impact of the refranchising strategy, occurring primarily in certain of the Company’s major markets. As a result of the Latam transaction, the Company now receives royalties based on a percent of sales in these markets. The Latam transaction and the refranchising strategy resulted in a higher proportion of franchised and affiliated restaurants compared with the prior year.

In the U.S., the increase in revenues for the quarter and nine months was primarily driven by our market-leading breakfast business, the ongoing appeal of new products and continued focus on everyday value. These increases were partly offset by the impact of the refranchising strategy.

In Europe, the constant currency increase in revenues for the quarter and nine months was primarily due to strong comparable sales in Russia (which is entirely Company-operated), France and the U.K., as well as positive comparable sales in substantially all other markets. These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K.

In APMEA, the constant currency increase in revenues for the quarter and nine months was primarily driven by strong comparable sales in Australia and China, as well as positive comparable sales throughout the segment. In addition, expansion in China contributed to the increase.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2008 and 2007:

COMPARABLE SALES	% Increase
	Quarters Ended September 30,		Nine Months Ended September 30,*
	2008	2007	2008	2007
U.S.	4.7	5.1	3.7	4.9
Europe	8.2	6.5	8.8	7.4
APMEA	7.8	11.4	8.6	10.3
Other Countries & Corporate	13.6	9.5	13.6	10.2
Total	7.1	6.9	6.8	6.9

*	On a consolidated basis, comparable guest counts increased 3.3% and 4.1% for the nine months 2008 and 2007, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2008:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2008		Nine Months Ended September 30, 2008
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	6	6	5	5
Europe	18	10	22	11
APMEA	17	11	21	11
Other Countries & Corporate	20	15	25	15
Total	12	9	14	8

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2008	2007	2008	2007
Franchised
U.S.	83.7	83.2	$753.0	$692.9	9	9
Europe	79.7	79.4	543.6	449.3	21	12
APMEA	89.7	88.4	135.1	108.1	25	20
Other Countries & Corporate	86.6	84.0	107.6	87.0	24	19
Total	82.9	82.3	$1,539.3	$1,337.3	15	11
Company-operated
U.S.	18.2	18.4	$216.1	$220.2	(2)	(2)
Europe	20.0	19.5	400.7	354.8	13	6
APMEA	17.0	15.8	168.4	132.2	27	22
Other Countries & Corporate	17.1	18.1	38.7	76.7	(50)	(50)
Total	18.7	18.3	$823.9	$783.9	5	1

Nine Months Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2008	2007	2008	2007
Franchised
U.S.	83.2	82.8	$2,127.0	$1,985.6	7	7
Europe	78.7	77.9	1,509.7	1,187.3	27	14
APMEA	89.3	88.0	385.4	293.2	31	20
Other Countries & Corporate	86.4	80.0	297.4	214.5	39	28
Total	82.3	81.3	$4,319.5	$3,680.6	17	12
Company-operated
U.S.	18.4	18.6	$640.9	$649.6	(1)	(1)
Europe	18.1	17.8	1,040.2	882.4	18	8
APMEA	16.4	15.0	458.8	346.8	32	24
Other Countries & Corporate	15.7	16.3	104.0	285.2	(64)	(66)
Total	17.7	17.3	$2,243.9	$2,164.0	4	(2)

Franchised margin dollars increased $202.0 million or 15% (11% in constant currencies) for the quarter and $638.9 million or 17% (12% in constant currencies) for the nine months. The Latam transaction and the refranchising strategy contributed to the growth in franchised margin dollars in both periods. For both periods, the franchised margin percent was positively impacted by the Latam transaction and negatively impacted by the refranchising strategy, resulting in a minimal net impact.

•	In the U.S., Europe and APMEA, the increase in the franchised margin percent for the quarter and nine months for each segment was primarily driven by positive comparable sales.

•

In Other Countries & Corporate, Latin America’s franchised margin percent for the quarter and nine months increased as a result of the sale of Latam in third quarter 2007. The Company receives royalties based on a percent of sales in these markets.

Company-operated margin dollars increased $40.0 million or 5% (1% in constant currencies) for the quarter and $79.9 million or 4% (decreased 2% in constant currencies) for the nine months. As a result of the Latam transaction in August 2007, there are no Company-operated restaurants remaining in Latin America. This transaction and the refranchising strategy negatively impacted the Company-operated margin dollars. The refranchising strategy had a positive impact on the margin percent for the quarter and nine months.

•	In the U.S., the Company-operated margin percent decreased slightly for the quarter and nine months as higher commodity and other costs offset positive comparable sales.

•

Europe’s Company-operated margin percent increased for the quarter and nine months primarily due to high margin markets such as Russia and France experiencing higher sales growth relative to the overall segment. Higher commodity and labor costs in both periods offset strong comparable sales in most markets.

•	In APMEA, the Company-operated margin percent for the quarter and nine months increased due to strong comparable sales in most markets, partly offset by higher commodity and labor costs.

The following table presents margin components as a percent of sales:

COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Food & paper	33.8	32.9	33.5	33.1
Payroll & employee benefits	25.3	25.7	26.1	25.9
Occupancy & other operating expenses	22.2	23.1	22.7	23.7
Total expenses	81.3	81.7	82.3	82.7
Company-operated margins	18.7	18.3	17.7	17.3

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 2% (flat in constant currencies) for the quarter and increased 2% (decreased 2% in constant currencies) for the nine months. The constant currency change in selling, general & administrative expenses benefited by 2 percentage points for the quarter and 5 percentage points for the nine months due to the Latam transaction. Costs related to the Beijing Summer Olympics impacted both periods and costs from the Company’s biennial Worldwide Owner/Operator Convention impacted the nine months. Selling, general & administrative expenses as a percent of revenues decreased to 9.7% for the nine months 2008 compared with 10.0% for 2007 and as a percent of Systemwide sales decreased to 3.2% for 2008 compared with 3.7% for 2007.

Impairment and Other Charges, Net

In the third quarter and nine months of 2007, the Company recorded $52.7 million and $1.7 billion of expense, respectively, primarily related to the Company’s sale of its Latam business to a developmental licensee organization.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gains on sales of restaurant businesses	$(30.5)	$(18.9)	$(73.8)	$(54.2)
Equity in earnings of unconsolidated affiliates	(42.3)	(43.2)	(91.8)	(90.2)
Asset dispositions and other expense	30.2	36.4	54.1	91.5
Total	$(42.6)	$(25.7)	$(111.5)	$(52.9)

Asset dispositions and other expense for the nine months included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K. in 2008. In addition, results for the nine months 2007 reflected higher losses on restaurant closings and property disposals.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended September 30,	2008	2007	% Inc	% Inc Excluding Currency Translation
U.S.	$815.5	$750.5	9	9
Europe	769.1	627.4	23	14
APMEA	234.1	182.4	28	21
Other Countries & Corporate	5.0	(35.5)	n/m	n/m
Total	$1,823.7	$1,524.8	20	15
Latam transaction		45.5
Total excluding Latam transaction*	$1,823.7	$1,570.3	16	11
Nine Months ended September 30,	2008	2007	% Inc	% Inc Excluding Currency Translation
U.S.	$2,294.3	$2,154.0	7	7
Europe	2,018.1	1,542.2	31	18
APMEA	642.9	471.1	36	25
Other Countries & Corporate	(14.6)	(1,642.9)	99	98
Total	$4,940.7	$2,524.4	96	85
Latam transaction		1,639.9
Total excluding Latam transaction**	$4,940.7	$4,164.3	19	12

n/m Not meaningful

*	The results for the quarter ended September 30, 2007 included impairment and other charges of $52.7 million associated with the Latam transaction, partly offset by a benefit of $7.2 million due to eliminating depreciation on the assets in Latam in mid-April 2007.

**	The results for the nine months ended September 30, 2007 included impairment and other charges of $1,664.6 million associated with the Latam transaction, partly offset by a benefit of $24.7 million due to eliminating depreciation on the assets in Latam in mid-April 2007.

In the U.S., results increased for the quarter and nine months primarily due to higher franchised margin dollars.

In Europe, operating results were driven by strong performance in France, Russia and the U.K. for both periods and positive results in Germany and most other markets.

In APMEA, operating results for the quarter and nine months were driven by strong results in Australia and China, as well as positive performance in Japan and most other markets.

Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the nine months 2008 and 2007 was 27.5% and 14.8%, respectively. Impairment and other charges (credits) negatively impacted the 2007 operating margin by 9.8 percentage points.

Interest Expense

Interest expense for the quarter and nine months increased due primarily to higher average debt levels, and to a lesser extent, higher interest rates and stronger foreign currencies. Higher average debt levels were due to the Company issuing certain debt in first quarter 2008 to take advantage of favorable market conditions to pre-fund a portion of its debt retired in third quarter 2008.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$(16.0)	$(32.0)	$(68.7)	$(82.9)
Translation and hedging activity	8.1	(1.6)	0.5	1.9
Other expense	1.1	6.9	1.7	20.7
Total	$(6.8)	$(26.7)	$(66.5)	$(60.3)

Lower interest rates and average cash balances negatively impacted interest income for the quarter and nine months. Interest income for the nine months included $11.6 million of interest on the partial recovery of prior years’ sales taxes in the U.K.

Gain on Sale of Investment

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Income Taxes

The following tables present the provision for income taxes, the effective income tax rates and the impact of the Latam transaction for the quarters and nine months ended September 30, 2008 and 2007:

		2007
Quarters ended September 30,	2008	Reported Amount	Latam Transaction	Excluding Latam Transaction
Income (loss) from continuing operations before provision for income taxes	$1,698.9	$1,453.6	$(45.5)	$1,499.1
Provision (benefit) for income taxes	507.6	449.9	(49.4)	499.3
Income from continuing operations	$1,191.3	$1,003.7	$3.9	$999.8
Effective income tax rate	29.9%	31.0%	n/m	33.3%

		2007
Nine months ended September 30,	2008	Reported Amount	Latam Transaction	Excluding Latam Transaction
Income (loss) from continuing operations before provision for income taxes	$4,760.9	$2,287.8	$(1,639.9)	$3,927.7
Provision (benefit) for income taxes	1,433.0	1,226.0	(62.2)	1,288.2
Income (loss) from continuing operations	$3,327.9	$1,061.8	$(1,577.7)	$2,639.5
Effective income tax rate	30.1%	n/m	n/m	32.8%

n/m Not meaningful

The lower effective income tax rates for the third quarter and nine months of 2008 include tax benefits related to certain international operations.

The third quarter 2007 tax benefit for the Latam transaction was primarily due to the ability to realize additional losses as a result of the capital gain from the sale of Boston Market.

The nine months 2007 tax benefit for the Latam transaction was minimal due to our inability to utilize most of the capital losses generated by this transaction.

Discontinued Operations

In August 2007, the Company sold its investment in Boston Market and as a result, Boston Market’s results of operations and transaction gain have been reflected in discontinued operations. In connection with the sale, the Company received net proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. Boston Market’s net loss for the third quarter and nine months 2007 (exclusive of the transaction gain) was $1.1 million and $8.5 million, respectively.

Cash Flows and Financial Position

The Company generates significant cash from operations and continues to have substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $4.4 billion and exceeded capital expenditures by $3.0 billion for the nine months 2008. Cash provided by operations increased $855.3 million or 24% compared to the nine months 2007, driven by strong operating results and changes in working capital items, partly due to the receipt of $142.7 million related to the Internal Revenue Service (IRS) examination completed in fourth quarter 2007.

Cash used for investing activities totaled $989.0 million for the nine months 2008, an increase of $597.7 million. Proceeds received in 2007 from the Latam transaction and the disposal of Boston Market were greater than proceeds received from the sale of our investment in Pret A Manger in the second quarter 2008. In addition, capital expenditures increased $199.9 million for the nine months 2008, primarily driven by increases in Europe and APMEA, partly offset by the elimination of capital expenditures as a result of the Latam transaction. The increase in cash used for investing activities was partly offset by higher proceeds from the sales of restaurant businesses and lower expenditures on purchases of restaurant businesses in conjunction with our overall refranchising strategy.

Cash used for financing activities totaled $3.9 billion for the nine months, an increase of $1.5 billion. Financing activities in 2008 reflected higher treasury stock purchases and dividend payments and lower proceeds from stock option exercises, partly offset by higher net debt issuances. As previously announced, the Company’s Board of Directors decided that beginning in 2008 dividends declared will be paid on a quarterly basis, at the Board’s discretion.

Debt obligations at September 30, 2008 totaled $9.9 billion compared with $9.3 billion at December 31, 2007. The increase in 2008 was primarily due to net issuances of $737.6 million. As of September 30, 2008, there are no significant maturities of long-term debt within the next 12 months.

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Certain macroeconomic events, such as the current crisis in the financial markets, could have a more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

•

Our ability to manage upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates, and the impact of governmental actions to manage national economic conditions such as consumer spending, inflation rates and unemployment levels, particularly given the current volatility in the global financial markets;

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

•

The challenges and uncertainties associated with operating in developing markets, such as China, Russia and India, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment; and

•

The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings, such as those that may occur as we change our ownership mix.

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

•

The risk that our contractual and other rights and remedies to protect against defaults by our counterparties will be limited by local law, costly to exercise or otherwise subject to limitations or litigation that may impair our ability to prevent or mitigate any adverse impact on our Brand or on the financial performance we expect under our franchising and developmental license agreements; and

•

Changes in the operating or legal environment and other circumstances that cause us to delay or revise our plans to alter our ownership mix, including potential constraints on access to capital by existing or prospective franchisees.

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

•

The increasing costs and other effects of compliance with existing and possible future U.S. federal, state and local regulations regarding immigration and evolving enforcement standards under those regulations, as well as compliance with other U.S. and overseas labor regulations, including regulations relating to wage and hour practices, job classification, mandatory healthcare benefits and unlawful workplace discrimination;

•

Whether the impact of the current financial crisis on unemployment levels and consumer confidence is prolonged or economic conditions deteriorate further, despite initiatives to stabilize the markets, and the effect of the crisis and related initiatives or potential regulation in the financial services industry on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

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

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

•	The current financial crisis, which has caused unprecedented market volatility worldwide;

•

Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the United States which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, such as the U.S. Presidential election, even when the matter in question does not directly relate to our business;

•

Trading activity in our common stock or related instruments, which can reflect market commentary or expectations about our business (including commentary that may be unreliable or incomplete in some cases), significant purchases by shareholders who may seek to affect our business strategies, or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels that may affect our credit ratings, interest expense, ability to obtain funding on favorable terms or our flexibility, especially if lenders impose new operating or financial covenants, as well as the impact of other corporate actions, such as initiatives to rationalize our operating structure.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2008:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
July 1-31, 2008	8,815,097	$58.62	8,815,097	$5,089,317,000
August 1-31, 2008	8,152,085	$62.00	8,152,085	4,583,863,000
September 1-30, 2008	23,945	$57.55	23,945	4,582,485,000
Total	16,991,127	$60.24	16,991,127	$4,582,485,000

*	On September 12, 2007, the Company’s Board of Directors terminated a previously-approved share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10.0 billion of the Company’s outstanding common stock with no specified expiration date. As of September 30, 2008, the maximum dollar amount that may yet be purchased under the new program was $4,582,485,000.

Consistent with the above authorization and subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

Item 5. Other Information

In July 2008, the Compensation Committee of the Company’s Board of Directors approved revisions to the Company’s Change of Control Employment Agreements in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The revised Change of Control Employment Agreements are not materially different from and do not enhance the benefits previously contained in the Company’s Change of Control Employment Agreements. The Company’s executives who were previously party to a Change of Control Employment Agreement executed revised agreements. The Company’s Form of Tier I Change of Control Employment Agreement, incorporating the revisions described above, is included at Exhibit 10(i) hereto.

On November 5, 2008, Peter J. Bensen, who was not previously party to a Change of Control Employment Agreement, entered into a Tier I Change of Control Employment Agreement with the Company.

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

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i) First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, effective as of October 21, 2008, filed herewith.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	Executive Retention Replacement Plan, effective as of December 31, 2007, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, filed herewith.**

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(i) First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, filed herewith.**

(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

November 6, 2008	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer