Form 10-K
period 2008-12-31
MCDONALDS CORP
filed 2009-02-25
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5231

McDONALD’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2361282 (I.R.S. Employer Identification No.)

One McDonald’s Plaza Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip code)

Registrant’s telephone number, including area code: (630) 623-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value 8-7/8% Debentures due 2011 6-3/8% Debentures due 2028	New York Stock Exchange Chicago Stock Exchange New York Stock Exchange New York Stock Exchange

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

(Check one):

Large accelerated filer  ☒        Accelerated filer  ☐

Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was $63,201,640,840.

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 1,113,621,747.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2009 definitive proxy statement which will be filed no later than 120 days after December 31, 2008.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I

ITEM 1.	BUSINESS

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2008, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

b. Financial information about segments

Segment data for the years ended December 31, 2008, 2007 and 2006 are included in Part II, Item 8, page 44 of this Form 10-K.

c. Narrative description of business

•	General

The Company franchises and operates McDonald’s restaurants in the food service industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and foreign affiliated markets and developmental licensees under license agreements.

The Company’s operations are designed to assure consistency and high quality at every restaurant. When granting franchises or licenses, the Company is selective and generally is not in the practice of franchising to passive investors.

Under the conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company generally shares the initial investment by owning the land and building or securing long-term leases for both Company-operated and conventional franchised restaurant sites. A discussion regarding site selection is included in Part I, Item 2, page 7 of this Form 10-K.

Conventional franchisees contribute to the Company’s revenue stream through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees received upon the opening of a new restaurant or the granting of a new franchise term. The conventional franchise arrangement typically lasts 20 years, and franchising practices are generally consistent throughout the world. Approximately 70% of franchised restaurants operate under conventional franchise arrangements.

The Company has an equity investment in a limited number of foreign affiliated markets, referred to as affiliates. The largest of these affiliates is Japan, where there are 3,755 restaurants. The Company receives a royalty based on a percent of sales in these markets. Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company has no capital invested, it receives a royalty based on a percent of sales, as well as initial fees. During 2007, the Company sold its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. These markets are referred to as “Latam.”

The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and strictly enforces high quality standards and product specifications. The Company has quality assurance labs around the world to ensure that its high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers’ facilities. Further, a quality assurance board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs.

Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products and in the delivery of customer service.

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. The Company believes that continuously improving its social and environmental performance to achieve long-term sustainability benefits McDonald’s and the communities it serves.

In April 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. The Company operated Boston Market in the U.S., prior to its sale in August 2007. Prior to October 2006, the Company had an ownership interest in Chipotle Mexican Grill (Chipotle). During 2006, the Company disposed of its investment in Chipotle through sales of shares and ultimately a tax-free exchange of all remaining shares held.

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

McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, hotcakes and muffins.

•	Intellectual property

The Company owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. The Company considers the trademarks “McDonald’s” and “The Golden Arches Logo” to be of material importance to its business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying remaining durations.

•	Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006 in Part II, Item 7, pages 12 through 30, and the Consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 in Part II, Item 8, page 34 of this Form 10-K.

•	Customers

The Company’s business is not dependent upon either a single customer or small group of customers.

•	Backlog

Company-operated restaurants have no backlog orders.

•	Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

•	Competition

McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience, service, menu variety and product quality. The Company’s competition in the broadest perspective includes restaurants, quick-service eating establishments, pizza parlors, coffee shops, street vendors, convenience food stores, delicatessens and supermarkets.

The U.S. restaurant industry is composed of approximately 575,000 restaurants that generated about $370 billion in annual sales in 2008. McDonald’s restaurant business accounts for 2.4% of those restaurants and 8.1% of the sales. No reasonable estimate can be made of the number of competitors outside the U.S.

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

During 2008, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated. The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position or result in material capital expenditures in the foreseeable future. However, there has been an increasing focus on climate change recently, including increased attention from regulatory agencies and legislative bodies globally. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases. The Company is unable to predict the potential effects that any such future environmental initiatives may have on the business as those effects are likely to be complex.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 400,000 as of year-end 2008.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 12 through 30 and Segment and geographic information in Part II, Item 8, page 44 of this Form 10-K.

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

Financial and other information can also be accessed on the investor section of the Company’s website at www.mcdonalds.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Copies of financial and other information are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, One McDonald’s Plaza, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of Business Conduct, the Code of Ethics for Chief Executive Officer and Senior Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Investor Relations Service Center, Department 300, One McDonald’s Plaza, Oak Brook, Illinois 60523.

The Company’s Chief Executive Officer, James A. Skinner, certified to the New York Stock Exchange (NYSE) on June 11, 2008, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

ITEM 1A.	RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2009. These statements use such words as “may,” “will,” “expect,”

“believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out segment of the restaurant industry, although largely mature in our major markets, is also highly fragmented and competitive. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. We also face risk in adapting our business model in particular markets. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate and our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand.

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

The Plan to Win addresses the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond to trends or other factors that affect the informal eating out market and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about our products, all of which can drive popular perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements or alliances with us, as well as our success in addressing these trends and factors or other competitive pressures;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

•

Our ability to respond effectively to adverse perceptions about the quick-service segment of the informal eating out market, our products and promotions (including the premiums we offer, such as our Happy Meal toys) or the reliability of our supply chain and the safety of the ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

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

•	The impact of pricing, marketing and promotional plans on product sales and margins and on our ability to target these efforts effectively to maintain or expand market share and increase guest counts;

•

The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect the vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Certain macroeconomic events, such as the current uncertain economic conditions, could have an even more wide-ranging and prolonged impact on the general business environment, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

•	Our ability to manage volatile commodity prices and the anticipated negative impact on our 2009 results of fluctuations in foreign exchange rates, as well as any impact of changes in interest rates and governmental actions to manage national economic conditions such as the availability of credit, consumer spending, unemployment levels and inflation rates;

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

In recent years, we have reduced the number of Company-operated restaurants and we are planning further reductions by refranchising Company-operated restaurants or entering into developmental license agreements. Whether and when we can achieve these plans, as well as their success, is uncertain and will be affected by the following:

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•

The cost, compliance and other risks associated with the often conflicting regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings, and the impact of new, potential or changing regulation that affects or restricts elements of our business, particularly those relating to advertising to children, nutritional content and product labeling and safety;

•

The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation in ways that could be material to our business;

•

The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information obtained from third party suppliers;

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment claims and landlord/tenant disputes, the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our Brand and products;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products or the appropriateness or accuracy of our advertising or other communications;

•

The increasing costs and other effects of compliance with existing and possible future U.S. federal, state and local regulations regarding immigration and evolving enforcement standards under those regulations, as well as compliance with other U.S. and overseas labor regulations, including regulations relating to wage and hour practices, job classifications, mandatory healthcare benefits and unlawful workplace discrimination;

•

The impact of the current economic conditions on unemployment levels and consumer confidence, particularly if conditions worsen in 2009, and the effect of initiatives to stimulate economic recovery and to stabilize or further regulate financial markets on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

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

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

•	The current uncertain global economic conditions and market volatility;

•

Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the United States which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business;

•

Trading activity in our common stock or related instruments, which can reflect market commentary or expectations about our business (including commentary that may be unreliable or incomplete in some cases), significant purchases by shareholders who may seek to affect our business strategies, or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels that may affect our credit ratings, interest expense, ability to obtain funding on favorable terms or our flexibility, especially if lenders impose new operating or financial covenants, as well as the impact of other corporate actions, such as initiatives to rationalize our corporate structure.

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

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 12 through 30 and in Financial statements and supplementary data in Part II, Item 8, pages 31 through 47 of this Form 10-K.

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

On or about February 17, 2003, two minors, by their parents and guardians, filed an Amended Complaint against McDonald’s Corporation in the United States District Court for the Southern District of New York (Case No. 02 Civ. 7821) (Ashley Pelman, a child under the age of 18 years, by her mother and natural guardian, Roberta Pelman, and Jazlen Bradley, a child under the age of 18 years, by her father and natural guardian, Israel Bradley, v. McDonald’s Corporation) seeking class action status on behalf of individuals in New York under the age of 18 (and their parents and/or guardians), who became obese or developed other adverse health conditions allegedly from eating McDonald’s products. On September 3, 2003, the Court dismissed all counts of the complaint with prejudice. On January 25, 2005, following an appeal by the plaintiffs, the Second Circuit Court of Appeals vacated the District Court’s decision to dismiss alleged violations of Section 349 of the New York Consumer Protection Act as set forth in Counts I-III of the amended complaint.

On December 12, 2005, the plaintiffs filed their Second Amended Complaint. In this complaint, the plaintiffs alleged that McDonald’s Corporation: (1) engaged in a deceptive advertising campaign to “be perceived to be less nutritionally detrimental-than-in-fact”; (2) failed to disclose adequately its use of certain additives and ingredients; and (3) failed to provide nutritional information about its products. Plaintiffs seek unspecified compensatory damages; an order directing defendants to label their individual products specifying the fat, salt, sugar, cholesterol and dietary content; an order prohibiting marketing to certain individuals; “funding of an educational program to inform children and adults of the dangers of eating certain foods” sold by defendants; and attorneys’ fees and costs.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and intends to defend this lawsuit vigorously.

•	Allergens

Plaintiffs have filed numerous complaints against the Company (and in some instances our franchisee or a franchisee’s operating company), alleging that McDonald’s misrepresented its french fries and hash browns as free of wheat, gluten and/or milk, when the french fries and hash browns allegedly contain derivatives of wheat, gluten and/or milk.

A number of these cases are pending in the Federal District Court for the Northern District of Illinois. Some of the cases pending in the Northern District of Illinois have been combined into one action that seeks to form a national class of consumers, generally defined as individuals who purchased McDonald’s french fries and hash browns and who have allergies or sensitivities to consumption of wheat and/or dairy products. The first case of this type, Debra Moffatt v. McDonald’s Corporation (MDL Case No. 06-cv-4467), was filed on February 17, 2006. The other cases pending in the Northern District of Illinois seek damages only for an individual plaintiff or a minor child on whose behalf the action was brought, and have been consolidated with the combined national class action for pretrial purposes.

The remainder of the cases (all of which seek damages only for an individual plaintiff) are pending in state courts. Several of these cases (including the first case of this type, Annalise Chimiak v. McDonald’s Corporation and R & L Partnership (Case No. 2006CA3337), which was filed on February 17, 2006) are pending in the Circuit Court of Palm Beach County, Florida and have been consolidated for pretrial purposes. The remaining cases are pending in state courts in California, Illinois, Texas and Virginia.

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

The Company and its affiliates and subsidiaries do not supply, with minor exceptions outside the U.S., food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers which include, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

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

None.

The following are the Executive Officers of our Company (as of the date of this filing):

Ralph Alvarez, 53, is President and Chief Operating Officer, a position to which he was elected in August 2006, and also has served as a Director since January 2008. He served as President of McDonald’s North America from January 2005 to August 2006 and as President, McDonald’s USA, from July 2004 to January 2005. From January 2003 to July 2004, Mr. Alvarez served as the Chief Operations Officer for McDonald’s USA. Except for a brief period in 1999, Mr. Alvarez has been with the Company for 14 years.

Jose Armario, 49, is Group President–McDonald’s Canada and Latin America, a position he has held since February 2008. He previously served as President, McDonald’s Latin America from December 2003 to February 2008 and served as Senior Vice President and International Relationship Partner for the northern markets in Latin America from July 2001 through November 2003. Mr. Armario has been with the Company for 12 years.

Peter J. Bensen, 46, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President–Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 12 years.

Mary N. Dillon, 47, is Corporate Executive Vice President–Global Chief Marketing Officer. She has served in that position since joining the Company in October 2005. Prior to joining the Company, she was Division President of Quaker Foods, a division of PepsiCo, from 2004 to October 2005. Prior to that role, Ms. Dillon served as Vice President of Marketing, Quaker Foods from 2002 to 2004. Ms. Dillon has been with the Company for three years.

Timothy J. Fenton, 51, is President, McDonald’s Asia/Pacific, Middle East and Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Prior to that time, he served as Senior Vice President, International Relationship Partner from September 1999 through May 2003. Mr. Fenton has been with the Company for 35 years.

Richard Floersch, 51, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for five years.

Denis Hennequin, 50, is President of McDonald’s Europe, a position he has held since July 2005. From January 2005 to July 2005, he served as Senior Vice President and International Relationship Partner of McDonald’s Europe. From January 2004 to January 2005, he served as Vice President of McDonald’s Europe. Prior to that time, he served as President and Managing Director of McDonald’s France from December 1996 to January 2004. Mr. Hennequin has been with the Company for 24 years.

Kevin M. Ozan, 45, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 to January 2008, he served as Corporate Vice Presi-

dent–Assistant Controller. Prior to that time, he served as a Senior Director in the following areas: Investor Relations (May 2006 to April 2007), Chicago Region Finance (August 2004 to April 2006), and Corporate Controller Group (March 2002 to August 2004). Mr. Ozan has been with the Company for 11 years.

Gloria Santona, 58, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 31 years.

James A. Skinner, 64, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004. Mr. Skinner has been with the Company for 37 years.

Jeffrey P. Stratton, 53, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 to December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 35 years.

Donald Thompson, 45, is President, McDonald’s USA, a position he has held since August 2006. He previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 through August 2006, as Executive Vice President, Restaurant Solutions Group from May 2004 through January 2005, and President, West Division, from October 2001 through May 2004. Mr. Thompson has been with the Company for 18 years.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades under the symbol MCD and is listed on the New York and Chicago stock exchanges in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2008				2007
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	59.48	49.36	0.375		46.21	42.31
Second	61.76	55.14	0.375		52.88	44.26
Third	67.00	55.55	0.875	*	55.73	46.64	1.50
Fourth	64.02	45.79			63.69	54.67
Year	67.00	45.79	1.625		63.69	42.31	1.50
*	Includes a $0.375 per share dividend declared and paid in third quarter and a $0.50 per share dividend declared in third quarter and paid in fourth quarter.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2009 was estimated to be 1,216,000.

Given the Company’s returns on equity and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through share repurchases, dividends or a combination of both. The Company has paid dividends on common stock for 33 consecutive years through 2008 and has increased the dividend amount at least once every year. In 2008, the Company’s Board of Directors decided that dividends declared will be paid on a quarterly basis. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

The following table presents information related to repurchases of common stock the Company made during the three months ended December 31, 2008:

Issuer purchases of equity securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program*	Maximum dollar amount that may yet be purchased under the program*
October 1-31, 2008	314,803	$57.71	314,803	$4,564,318,000
November 1-30, 2008	52,267	54.26	52,267	4,561,482,000
December 1-31, 2008	2,014,456	60.88	2,014,456	4,438,841,000
Total	2,381,526	$60.32	2,381,526	$4,438,841,000
*	On September 12, 2007, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. As of December 31, 2008, the maximum dollar amount that may yet be purchased under the program was $4,438,841,000. Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

ITEM 6.	SELECTED FINANCIAL DATA

6-YEAR SUMMARY

Dollars in millions, except per share data	2008		2007		2006		2005		2004		2003
Company-operated sales	$16,561		16,611		15,402		14,018		13,055		11,810
Franchised revenues	$6,961		6,176		5,493		5,099		4,834		4,344
Total revenues	$23,522		22,787		20,895		19,117		17,889		16,154
Operating income	$6,443		3,879	(2)	4,433	(5)	3,984		3,554	(8)	2,835	(9)
Income from continuing operations	$4,313	(1)	2,335	(2,3)	2,866	(5)	2,578	(7)	2,287	(8)	1,510	(9)
Net income	$4,313	(1)	2,395	(2,3,4)	3,544	(5,6)	2,602	(7)	2,279	(8)	1,471	(9,10)
Cash provided by operations	$5,917		4,876		4,341		4,337		3,904		3,269
Cash used for investing activities	$1,625		1,150		1,274		1,818		1,383		1,370
Capital expenditures	$2,136		1,947		1,742		1,607		1,419		1,307
Cash used for (provided by) financing activities	$4,115		3,996		5,460		(442)		1,634		1,737
Treasury stock repurchased	$3,981		3,949		3,719		1,228		605		439
Common stock cash dividends	$1,823		1,766		1,217		842		695		504
Financial position at year end:
Total assets	$28,462		29,392		28,974		29,989		27,838		25,838
Total debt	$10,218		9,301		8,408		10,137		9,220		9,731
Total shareholders’ equity	$13,383		15,280		15,458		15,146		14,201		11,982
Shares outstanding in millions	1,115		1,165		1,204		1,263		1,270		1,262
Per common share:
Income from continuing operations–diluted	$3.76	(1)	1.93	(2,3)	2.29	(5)	2.02	(7)	1.80	(8)	1.18	(9)
Net income–diluted	$3.76	(1)	1.98	(2,3,4)	2.83	(5,6)	2.04	(7)	1.79	(8)	1.15	(9,10)
Dividends declared	$1.63		1.50		1.00		.67		.55		.40
Market price at year end	$62.19		58.91		44.33		33.72		32.06		24.83
Company-operated restaurants	6,502		6,906		8,166		8,173		8,179		8,030
Franchised restaurants	25,465		24,471		22,880		22,593		22,317		22,157
Total Systemwide restaurants	31,967		31,377		31,046		30,766		30,496		30,187
Franchised sales(11)	$54,132		46,943		41,380		38,913		37,052		33,129

(1)	Includes income of $109.0 million ($0.09 per share) from the sale of the Company’s minority ownership interest in U.K.- based Pret A Manger.

(2)	Includes pretax operating charges of $1.7 billion ($1.32 per share) related to impairment and other charges primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee (see Latam transaction note to the consolidated financial statements for further details).

(3)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal tax returns.

(4)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of our investment in Boston Market.

(5)	Includes pretax operating charges of $134 million ($98 million after tax or $0.08 per share) related to impairment and other charges (see Impairment and other charges, net note to the consolidated financial statements for further details).

(6)	Includes income of $678 million ($0.54 per share) related to discontinued operations primarily resulting from the disposal of our investment in Chipotle.

(7)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) of income tax benefit resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns, partly offset by $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA).

(8)	Includes pretax operating charges of $130 million related to impairment and $121 million ($12 million related to 2004 and $109 million related to prior years) for a correction in the Company’s lease accounting practices and policies, as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $202 million ($148 million after tax or $0.12 per share).

(9)	Includes pretax operating charges of $408 million ($323 million after tax or $0.26 per share) primarily related to the disposition of certain non-McDonald’s brands and impairment.

(10)	Includes a $37 million after tax charge ($0.03 per share) to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards (SFAS) No.143, “Accounting for Asset Retirement Obligations,” which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred.

(11)	While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Description of the business

The Company franchises and operates McDonald’s restaurants. Of the 31,967 restaurants in 118 countries at year-end 2008, 25,465 were operated by franchisees (including 18,402 operated by conventional franchisees, 2,926 operated by developmental licensees and 4,137 operated by foreign affiliated markets (affiliates)—primarily in Japan) and 6,502 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.

We view ourselves primarily as a franchisor and continually review our mix of Company-operated and franchised (conventional franchised, developmental licensed and affiliated) restaurants to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. Although direct restaurant operation is more capital-intensive relative to franchising and results in lower restaurant margins as a percent of revenues, Company-operated restaurants are important to our success in both mature and developing markets. In our Company-operated restaurants, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. In addition, we firmly believe that owning restaurants is paramount to being a credible franchisor and essential to providing Company personnel with restaurant operations experience. Our Company-operated business also helps to facilitate strategic changes in restaurant ownership.

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from restaurants licensed to affiliates and developmental licensees include a royalty based on a percent of sales, and may include initial fees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 34%, 42% and 18% of total revenues, respectively. France, Germany and the United Kingdom (U.K.), collectively, account for approximately 55% of Europe’s revenues; and Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for over 50% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise over 70% of total revenues.

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as we believe the opportunities for long-term growth remain significant. Accordingly, in second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger for $229 million. In connection with the sale, the Company recognized a nonoperating gain. During the third quarter 2007, the Company sold its investment in Boston Market. In 2006, the Company disposed of its investment in Chipotle Mexican Grill (Chipotle) via public stock offerings and a tax-free exchange for McDonald’s common stock. As a result of the disposals during 2007 and 2006, both Boston Market’s and Chipotle’s results of operations and transaction gains have been reflected as discontinued operations for all periods presented.

In analyzing business trends, management considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth, restaurant margins and returns.

•

Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends.

•

Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants in operation at least thirteen months, including those temporarily closed. Comparable sales exclude the impact of currency translation. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays, weekend days and timing of holidays in a given timeframe can have a positive or negative impact on comparable sales and guest counts. The Company refers to these impacts as calendar shift/trading day adjustments. These impacts vary geographically due to consumer spending patterns and have the greatest effect on monthly comparable sales and guest counts while the annual impacts are typically minimal. In 2008, there was an incremental full day of sales and guest counts due to the leap year.

•

Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While sales by franchisees are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of our franchisee base.

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

Strategic direction and financial performance

The strength of the alignment between the Company, its franchisees and suppliers (collectively referred to as the System) has been key to McDonald’s success over the years. This business model enables McDonald’s to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet our customers’ changing needs and preferences.

McDonald’s customer-centered Plan to Win — which is focused on being better, not just bigger — provides a common framework for our restaurants yet allows for local adaptation. The Plan facilitates the execution of multiple initiatives surrounding the five factors of exceptional customer experiences — people, products, place, price and promotion. Through the execution of these initiatives, we have enhanced the McDonald’s experience for customers worldwide, growing sales and guest counts in each of the last five years. This Plan, coupled with financial discipline, has delivered strong results for shareholders.

We have exceeded our long-term, constant currency financial targets of average annual Systemwide sales and revenue growth of 3% to 5%; average annual operating income growth of 6% to 7%; and annual returns on incremental invested capital in the high teens every year since the Plan’s implementation in 2003, after adjusting 2007 for the Latin America developmental license transaction. Given the size and scope of our global business, we believe these financial targets are realistic and sustainable, enabling us to focus on those opportunities that best optimize long-term shareholder value.

In 2008, we continued to focus on our key global success factors of branded affordability, menu variety and beverage choice, convenience and daypart expansion, ongoing restaurant reinvestment and operations excellence. Locally-relevant initiatives around each of these success factors resonated with consumers’ increasingly busy lifestyles and their growing demand for menu variety, value and simple, enjoyable eating-out experiences. As a result, every area of the world contributed to 2008 global comparable sales and guest counts increasing 6.9% and 3.1%, respectively, despite a challenging economic environment in many countries.

In the U.S., we continued to drive sales higher and increase our share of the informal eating-out market in 2008 due to our ongoing focus on breakfast, chicken, beverages, convenience and branded affordability. We extended our leadership in the breakfast and chicken categories with the launch of the Southern Style Chicken Biscuit for breakfast and Southern Style Chicken Sandwich for the remainder of the day. We profitably built greater visit frequency by leveraging our convenient locations, extended hours, drive-thru service and value-oriented local beverage promotions that often featured our popular Iced Coffee and Sweet Tea. As part of our multi-year strategy to take advantage of the significant and growing beverage category, we began rolling-out espresso-based hot and cold specialty coffees. At year-end 2008, over 7,000 restaurants were offering the new specialty coffees, and we expect to complete the roll-out in mid-2009. To accommodate the related new equipment as well as enable potential future offerings such as smoothies, frappes and bottled beverages, construction is required in many restaurants. In most cases this construction also involves expanding and optimizing the efficiency of our drive-thru booth, which enables us to better serve even more customers, faster. The Company is investing capital to fund a portion of this construction-related reinvestment for franchised restaurants.

In Europe, we posted record-high comparable sales growth in 2008. Every country contributed to this performance, which was led by France, the U.K., Russia and Germany. This success was driven in part by greater local customer relevance created by our tiered menu approach, featuring an effective combination of premium selections, classic menu favorites, everyday value and popular limited-time food promotions. We also connected with customers throughout the day with new sandwiches such as the Bacon Roll for breakfast in the U.K. and premium M burger in France, Germany and the U.K. We continued upgrading the McDonald’s experience by reimaging more than 650 locations, primarily in the U.K. and Germany. In addition, we continued the roll-out of a new kitchen operating system — currently in about 5,000 of our European restaurants — to enhance operational efficiency and support greater menu variety. Open communication and transparency is especially important to European consumers. To build brand trust, we actively communicated the facts about McDonald’s as an employer and highlighted the quality and nutrition of our food with the early launch of the Company’s new global packaging design.

In APMEA, our momentum continued with nearly every country delivering positive comparable sales, driven by Australia, Japan and China. In addition, aggressive restaurant development in China — where we opened our 1,000th restaurant — contributed to revenue growth. Our performance was driven by strategic initiatives surrounding convenience, breakfast, core menu extensions and value. We further enhanced McDonald’s convenience with drive-thru and delivery service, as well as expansion of extended hours to 60% (or about 5,000) of our restaurants in APMEA. We built on the momentum of our breakfast business, currently in 70% of our restaurants in APMEA, by raising customer awareness, trial and visit frequency with relevant marketing and new menu offerings like the egg, tomato and pepper McPuff in China. We also continued to appeal to customers with branded affordability platforms and locally-relevant new product launches such as the premium chicken line in Australia and New Zealand.

Our customer-centered strategies to drive global momentum also consider price and product mix as a means to enhance restaurant profitability. This approach is complemented by a focus on optimizing restaurant operations and effectively managing food and paper costs by leveraging our scale, supply chain infrastructure and risk management strategies. As a result, amid a volatile commodity environment, McDonald’s delivered consolidated Company-operated restaurant margins of 17.6% – its highest in nine years.

Strong sales and margin performance positively impacted growth in cash from operations, which rose $1 billion to $5.9 billion in 2008. Our substantial cash flow, strong credit rating and continued access to credit provides us significant flexibility to fund capital expenditures and debt repayments as well as return cash to shareholders.

In 2008, capital expenditures of $2.1 billion were primarily used to open 995 restaurants (590 net, after 405 closings) and reimage 1,450 locations. In addition, we believe strongly in returning cash to shareholders via dividends and share repurchases. In 2008, we returned $5.8 billion to shareholders, consisting of $1.8 billion in dividends and $4.0 billion in share repurchases. This brings total cash returned to $11.5 billion under our 2007-2009 $15 billion to $17 billion target. We are confident we will achieve this cash return target given the ongoing strength and stability of cash from operations and our continued evolution toward a more heavily franchised, less capital-intensive business model.

We believe locally-owned and operated restaurants are at the core of our competitive advantage, making us not just a global brand but also a locally relevant one. In addition, an optimized mix of franchised and Company-operated restaurants helps to maximize brand performance and further enhance the reliability of our cash flow and returns. To that end, in August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. Under the new ownership structure, the Company receives royalties in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

In addition, in 2007 we set a three-year target to refranchise 1,000 to 1,500 existing Company-operated restaurants between 2008 and 2010, primarily in our major markets. In 2008, we refranchised about 675 restaurants, increasing the percent of franchised restaurants worldwide to 80% from 78% at year-end 2007. This transition to a greater percentage of franchised restaurants is expected to affect consolidated financial statements as follows:

•	A negative impact on consolidated revenues as Company-operated sales shift to franchised sales where we receive rent and/or royalties, along with initial fees.

•	A decrease in Company-operated margin dollars and an increase in franchised margin dollars, while margin percentages will vary based on sales and cost structures of refranchised restaurants.

•	Fluctuations in Other Operating (Income) Expense due to gains and/or losses resulting from sales of restaurants.

•	An increase in combined operating margin percent.

•	An increase in return on average assets due primarily to a decrease in average asset balances.

Highlights from the year included:

•	Comparable sales grew 6.9% and guest counts rose 3.1%, building on 2007 increases of 6.8% and 3.8%, respectively.

•	Systemwide sales increased 11% (9% in constant currencies).

•	Company-operated margins improved to 17.6% and franchised margins improved to 82.3%.

•	Net income per share from continuing operations was $3.76, an increase of 16% after adjusting for the impact of the 2007 Latin America transaction.

•	Cash provided by operations totaled $5.9 billion and capital expenditures totaled $2.1 billion.
•

Returned $5.8 billion to shareholders through shares repurchased and dividends paid, including a 33% increase in the quarterly cash dividend to $0.50 per share for the fourth quarter – bringing our current annual dividend rate to $2.00 per share.

•	One-year ROIIC was 38.9% and three-year ROIIC was 37.5% for 2008.

Outlook for 2009

We will continue to drive success in 2009 and beyond by remaining focused on being better, not just bigger. We will do so by further enhancing our understanding of consumers’ needs and wants; facilitating greater sharing and adoption of best practices and new ideas worldwide; and leveraging a strategic approach to implementing initiatives to drive the best bottom-line impact.

Despite challenging economic conditions, the McDonald’s System is energized by our current worldwide momentum. We will continue to build on our strength in five key areas: maintaining the balance between price and value; maximizing the benefit of available capital by improving the relevance and contemporary feel of our existing restaurants; leveraging the equity and unique tastes of core menu favorites like the Big Mac, the Quarter Pounder with Cheese and our world-famous French Fries; continuing our financial discipline and evaluation of success measures to ensure these measures are driving actions that positively impact our restaurants; and furthering operations excellence by focusing on improved execution. As we do so, we are confident we can meet or exceed the long-term constant currency financial targets previously discussed.

In the U.S., our 2009 focus is to continue to build relevance and loyalty by staying connected to customers’ needs for menu variety and beverage choice, everyday affordability and convenience. Our initiatives will include reminding customers of the enduring appeal of menu classics such as the Big Mac and encouraging trial of new sandwich and beverage options including specialty coffees. Also in 2009, we will continue to offer value across our menu from the Dollar Menu to our premium products, as well as our classic menu favorites and mid-tier offerings such as our Double Cheeseburger and Snack Wraps. These initiatives combined with the convenience of our locations, optimized drive-thru service, cashless transactions and longer operating hours will reinforce McDonald’s position as our customers’ preferred place and way to eat.

Our priorities in Europe remain upgrading the customer and employee experience, enhancing local relevance and building brand transparency. In 2009, we will continue upgrading our restaurants’ ambiance through reimaging, including adding another 200 McCafes primarily in Germany and France. In addition, we will focus on optimizing our drive-thru service, completing the conversion of our kitchen operating system in most European restaurants and increasing total locations offering extended and 24-hour service. We also will strengthen our local relevance by complementing our tiered menu with new products and a relevant variety of limited-time food events featuring beef, chicken, desserts and coffee selections. In the area of brand transparency, we will remain open and accessible and will continue to inform consumers about our food quality and reputation as an employer.

In APMEA, our goal is to be consumers’ first choice when eating out. To achieve this goal, locally-relevant strategies surrounding convenience, breakfast and branded affordability are essential in this diverse and dynamic part of the world. Convenience initiatives include leveraging the success of 24-hour or extended operating hours, offering delivery service and building our drive-thru traffic. We will also aggressively continue to open new restaurants in China. We will further build our breakfast business in APMEA by increasing the number of locations where it is served, utilizing innovative marketing support and launching new products. At the same time, we will continue to highlight our classic menu favorites and offer locally-relevant extensions of these products. In addition, we are further leveraging a strategic pricing tool to optimize menu prices to drive sales and profits.

In 2009, we will continue to optimize the mix of franchised and Company-operated restaurants and will refranchise restaurants under the previously mentioned target. The speed with which we make progress toward this goal will depend on our ability to identify the appropriate prospective franchisees with the experience and financial resources in the relevant markets. We will also continue to evaluate several small markets in APMEA and Europe for potential transition to developmental license structures. We will only convert such markets when we believe that we have identified a qualified licensee and our business is ready for transition to optimize the transaction for the long-term.

As previously discussed, our evolution toward a more heavily franchised, less capital-intensive business model has favorable implications for the amount of capital we invest, the strength and stability of our cash flow and our long-term returns. As a result, we expect free cash flow — cash from operations less capital expenditures — will continue to grow and be a significant source to fund total cash returned to shareholders. In addition, we expect our share repurchase activity will continue to yield reductions in our outstanding share count.

Finally, we will continue to be disciplined financially, remaining diligent about how and where we invest capital and selling, general and administrative expenses to grow our business. Consistent with the last few years, to drive sales and returns we will allocate nearly 50% of our $2.1 billion of planned 2009 capital expenditures toward reinvestments in existing restaurants, mainly related to the reimaging of locations in Europe and the rollout of the beverage strategy in the U.S. The remainder of our capital expenditures will primarily be used to build new locations.

McDonald’s does not provide specific guidance on net income per share. The following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add nearly 2 percentage points to 2009 Systemwide sales growth (in constant currencies), most of which will be due to the 709 net traditional restaurants added in 2008.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual net income per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2009, the total basket of goods is expected to rise about 5% to 5.5% in the U.S. and about 4% to 4.5% in Europe with more of this pressure occurring in the first half of the year. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2009 selling, general & administrative expenses to decline, in constant currencies, although fluctuations may be experienced between quarters due to certain items in 2008 such as the biennial Worldwide Owner/Operator Convention and the Beijing Summer Olympics.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2009 to be relatively flat compared with 2008. Interest income in 2009 is expected to decrease about 80% compared with 2008 due to expected lower average interest rates and average cash balances.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 45% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2008, the Company’s annual net income per share would change by about 12 to 15 cents. Due to the recent strengthening of the U.S. Dollar relative to virtually all foreign currencies, full year 2009 revenues and operating income will likely be negatively impacted by foreign currency translation.

•

The Company expects the effective income tax rate for the full-year 2009 to be approximately 29% to 31%. In the normal course of business and based on the timing of certain transactions and events, some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2009 to be approximately $2.1 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to open about 1,000 restaurants (950 traditional and 50 satellites). The Company expects net additions of about 650 restaurants (750 net traditional additions and 100 net satellite closings). These restaurant numbers include new unit openings (approximately 30%) in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures.

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For 2007 and 2008 combined, the Company returned $11.5 billion to shareholders.

•

The Company continually reviews its restaurant ownership structures to optimize cash flow and returns and to enhance local relevance. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets, and by continuing to utilize its developmental license strategy. In 2008, the Company refranchised about 675 restaurants, primarily in its major markets.

•

In February 2009, consistent with its focus on the McDonald’s restaurant business, McDonald’s agreed to sell its minority interest in Redbox Automated Retail, LLC, an automated DVD rental service. The Company expects to recognize a nonoperating gain upon the closing of the transaction in first quarter 2009.

CONSOLIDATED OPERATING RESULTS

Operating results

	2008		2007		2006
Dollars in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$16,561	—%	$16,611	8%	$15,402
Revenues from franchised restaurants	6,961	13	6,176	12	5,493
Total revenues	23,522	3	22,787	9	20,895
Operating costs and expenses
Company-operated restaurant expenses	13,653	(1)	13,742	6	12,905
Franchised restaurants—occupancy expenses	1,230	8	1,140	8	1,058
Selling, general & administrative expenses	2,355	—	2,367	3	2,296
Impairment and other charges, net	6	nm	1,670	nm	134
Other operating (income) expense, net	(165)	nm	(11)	nm	69
Total operating costs and expenses	17,079	(10)	18,908	15	16,462
Operating income	6,443	66	3,879	(12)	4,433
Interest expense	523	27	410	2	402
Nonoperating (income) expense, net	(78)	25	(103)	(16)	(123)
Gain on sale of investment	(160)	nm
Income from continuing operations before provision for income taxes	6,158	72	3,572	(14)	4,154
Provision for income taxes	1,845	49	1,237	(4)	1,288
Income from continuing operations	4,313	85	2,335	(19)	2,866
Income from discontinued operations (net of taxes of $35 and $102)		nm	60	nm	678
Net income	$4,313	80%	$2,395	(32)%	$3,544
Income per common share–diluted
Continuing operations	$3.76	95%	$1.93	(16)%	$2.29
Discontinued operations		nm	0.05	nm	0.54
Net income	$3.76	90%	$1.98	(30)%	$2.83
Weighted-average common shares outstanding–diluted	1,146.0		1,211.8		1,251.7

nm Not meaningful.

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. The Company refers to these markets as “Latam.” As a result of the Latam transaction, the Company receives royalties in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

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

The Company recorded a tax benefit of $62 million in 2007 in connection with this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on McDonald’s Consolidated balance sheet, totaling $142 million at December 31, 2008 and $179 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation. The Company mitigates the currency impact to income through the use of forward foreign exchange agreements.

The buyers of the Company’s operations in Latam entered into a 20-year master franchise agreement that requires the buyers, among other obligations to (i) pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) commit to adding approximately 150 new McDonald’s restaurants by the end of 2010 and pay an initial fee for each new restaurant opened; and (iii) commit to specified annual capital expenditures for existing restaurants.

In addition to the consolidated operating results shown on the previous page, consolidated results for 2007 and adjusted growth rates for 2008 and 2007 are presented in the following table excluding the impact of the Latam transaction. These results include the effect of foreign currency translation further discussed in the section titled Impact of foreign currency translation on reported results. While the Company has converted certain other markets to a developmental license arrangement, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted operating results better reflect the underlying business trends relevant to the periods presented.

Dollars in millions, except per share data	2008	2007(1)	Latam Transaction(1)	2007 Excluding Latam Transaction	2006	2008 Adjusted % Inc	2007 Adjusted % Inc
Operating income	$6,443	$3,879	$(1,641)	$5,520	$4,433	17	25
Income from continuing operations	4,313	2,335	(1,579)	3,914	2,866	10	37
Income from discontinued operations		60		60	678	nm	nm
Net income	4,313	2,395	(1,579)	3,974	3,544	9	12
Income per common share – diluted
Continuing operations(2,3)	3.76	1.93	(1.30)	3.23	2.29	16	41
Discontinued operations		0.05		0.05	0.54	nm	nm
Net income(2,3)	3.76	1.98	(1.30)	3.28	2.83	15	16

nm Not meaningful.

(1)	The results for the full year 2007 included impairment and other charges of $1,665 million, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007, and a tax benefit of $62 million.

(2)	The following items impact the comparison of adjusted growth in diluted income per share from continuing operations and diluted net income per share for the year ended December 31, 2008 compared with 2007. On a net basis, these items negatively impact the comparison by 7 and 6 percentage points, respectively:

2008

•	$0.09 per share gain on the sale of the Company’s minority interest in Pret A Manger.

2007

•	$0.26 per share of income tax benefit resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal income tax returns; partly offset by

•	$0.02 per share of income tax expense related to the impact of a tax law change in Canada.

(3)	The following items impact the comparison of adjusted growth in diluted income per share from continuing operations and diluted net income per share for the year ended December 31, 2007 compared with 2006. On a net basis, these items positively impact the comparison by 15 and 12 percentage points, respectively:

2007

•	$0.26 per share of income tax benefit resulting from the completion of an IRS examination of the Company’s 2003-2004 U.S. federal income tax returns; partly offset by

•	$0.02 per share of income tax expense related to the impact of a tax law change in Canada.

2006

•	$0.08 per share of operating expenses primarily related to strategic actions taken to enhance overall profitability and improve returns; and

•	$0.01 per share of incremental income tax expense primarily related to the impact of a tax law change in Canada.

Net income and diluted net income per common share

In 2008, net income and diluted net income per common share were $4.3 billion and $3.76. Results benefited by a $109 million, or $0.09 per share, gain on the sale of the Company’s minority interest in Pret A Manger.

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

Refer to the Impairment and other charges, net and Discontinued operations sections for further discussion.

The Company repurchased 69.7 million shares of its stock for $4.0 billion in 2008 and 77.1 million shares for $3.9 billion in 2007, driving reductions of over 4% and 3% of total shares outstanding, respectively, net of stock option exercises.

Impact of foreign currency translation on reported results

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2008, foreign currency translation had a positive impact on consolidated operating results, driven by the stronger Euro and most other currencies, partly offset by the weaker British Pound. However, in fourth quarter 2008, the U.S. Dollar strengthened significantly against nearly every foreign currency, reducing the full year foreign currency benefit. Due to this strengthening, full year 2009 revenues and operating income will likely be negatively impacted by foreign currency translation. In 2007, foreign currency translation had a positive impact on consolidated operating results, primarily driven by the stronger Euro, British Pound, Australian Dollar and Canadian Dollar. In 2006, consolidated operating results were positively impacted by the stronger Euro, Canadian Dollar and British Pound.

Impact of foreign currency translation on reported results

	Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2008	2007	2006	2008	2007	2006
Revenues	$23,522	$22,787	$20,895	$441	$988	$271
Company-operated margins	2,908	2,869	2,497	63	129	35
Franchised margins	5,731	5,036	4,435	120	179	23
Selling, general & administrative expenses	2,355	2,367	2,296	(21)	(73)	(19)
Operating income	6,443	3,879	4,433	163	230	29
Income from continuing operations	4,313	2,335	2,866	103	138	18
Net income	4,313	2,395	3,544	103	138	18
Income from continuing operations per common share—diluted	3.76	1.93	2.29	.09	.12	.02
Net income per common share—diluted	3.76	1.98	2.83	.09	.12	.01

Revenues

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from restaurants licensed to affiliates and developmental licensees include a royalty based on a percent of sales, and may include initial fees.

In both 2008 and 2007, consolidated revenue growth was driven by positive comparable sales as well as stronger foreign currencies. Revenue growth in both years was negatively impacted by the Latam transaction. Upon completion of the Latam transaction in August 2007, the Company receives royalties based on a percent of sales in these markets instead of a combination of Company-operated sales and franchised rents and royalties. Revenue growth in 2008 was also partly offset by the impact of the refranchising strategy in certain of the Company’s major markets, which resulted in a higher proportion of franchised restaurants compared with 2007.

Revenues

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2008	2007	2006	2008	2007	2008	2007
Company-operated sales:
U.S.	$4,636	$4,682	$4,410	(1)%	6%	(1)%	6%
Europe	7,424	6,817	5,885	9	16	6	7
APMEA	3,660	3,134	2,674	17	17	14	12
Other Countries & Corporate	841	1,978	2,433	(57)	(19)	(58)	(23)
Total	$16,561	$16,611	$15,402	–%	8%	(2)%	3%
Franchised revenues:
U.S.	$3,442	$3,224	$3,054	7%	6%	7%	6%
Europe	2,499	2,109	1,753	18	20	13	10
APMEA	571	465	379	23	22	20	14
Other Countries & Corporate	449	378	307	19	24	17	17
Total	$6,961	$6,176	$5,493	13%	12%	10%	8%
Total revenues:
U.S.	$8,078	$7,906	$7,464	2%	6%	2%	6%
Europe	9,923	8,926	7,638	11	17	7	8
APMEA	4,231	3,599	3,053	18	18	15	12
Other Countries & Corporate	1,290	2,356	2,740	(45)	(14)	(46)	(18)
Total	$23,522	$22,787	$20,895	3%	9%	1%	4%

In the U.S., the increases in revenues in 2008 and 2007 were primarily driven by our market-leading breakfast business and the ongoing appeal of new products, as well as continued focus on everyday value and convenience. New products introduced in 2008 included Southern Style Chicken products, Iced Coffee and Sweet Tea, while new products introduced in 2007 included the Southwest Salad and an extended Snack Wrap line. In 2008, revenue growth was largely offset by the impact of the refranchising strategy.

Europe’s constant currency increase in revenues in 2008 and 2007 was primarily due to strong comparable sales in Russia (which is entirely Company-operated), France and the U.K., as well as positive comparable sales in all other markets. These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany in 2008 and in the U.K. in 2007.

In APMEA, the constant currency increases in revenues in 2008 and 2007 were primarily driven by strong comparable sales in Australia and China, as well as positive comparable sales throughout the segment. In addition, expansion in China contributed to the increases in both years.

In Other Countries & Corporate, Company-operated sales declined in 2008 and 2007 while franchised revenues increased primarily as a result of the Latam transaction in August 2007.

The following tables present Systemwide sales and comparable sales increases:

Systemwide sales increases

			Excluding currency translation
	2008	2007	2008	2007
U.S.	5%	5%	5%	5%
Europe	15	18	10	9
APMEA	19	17	12	13
Other Countries & Corporate	16	19	14	12
Total	11%	12%	9%	8%

Comparable sales increases

	2008	2007	2006
U.S.	4.0%	4.5%	5.2%
Europe	8.5	7.6	5.8
APMEA	9.0	10.6	5.5
Other Countries & Corporate	13.0	10.8	9.4
Total	6.9%	6.8%	5.7%

Restaurant Margins

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy and expects the shift to a greater percentage of franchised restaurants to negatively impact consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. In addition, the Company expects a decrease in Company-operated margin dollars and an increase in franchised margin dollars, while margin percentages will vary based on sales and cost structures of refranchised restaurants.

•	Franchised margins

Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 65% of the combined restaurant margins in 2008, 2007 and 2006. Franchised margin dollars increased $695 million or 14% (11% in constant currencies) in 2008 and $601 million or 14% (10% in constant currencies) in 2007. The August 2007 Latam transaction contributed to the growth in franchised margin dollars in both 2008 and 2007 and the refranchising strategy contributed to the growth in 2008.

Franchised margins

In millions	2008	2007	2006
U.S.	$2,867	$2,669	$2,513
Europe	1,965	1,648	1,357
APMEA	511	410	333
Other Countries & Corporate	388	309	232
Total	$5,731	$5,036	$4,435

Percent of revenues
U.S.	83.3%	82.8%	82.3%
Europe	78.6	78.1	77.4
APMEA	89.6	88.3	87.8
Other Countries & Corporate	86.4	81.7	75.6
Total	82.3%	81.5%	80.7%

In the U.S. and APMEA, the franchised margin percent increases in 2008 and 2007 were primarily driven by positive comparable sales. In 2008, the U.S. franchised margin percent was negatively impacted by the refranchising strategy.

Europe’s franchised margin percent increased in 2008 and 2007 primarily due to strong comparable sales in most markets, partly offset by the impact of the refranchising strategy. Higher rent expense and the cost of strategic brand and sales building initiatives also negatively affected the franchised margin percent in 2008. The Company will continue to execute these strategies, which are designed to drive comparable guest count growth and long term profitability and are expected to negatively impact the 2009 franchised margin percent.

In Other Countries & Corporate, the franchised margin percent increased in 2008 and 2007 as a result of the Latam transaction. The Company receives royalties based on a percent of sales in these markets.

The franchised margin percent in APMEA and, beginning in 2008, Other Countries & Corporate is higher relative to the U.S. and Europe due to a large proportion of developmental licensed and/or affiliated restaurants where we have royalty income with no corresponding occupancy costs.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $39 million or 1% (decreased 1% in constant currencies) in 2008 and increased $372 million or 15% (10% in constant currencies) in 2007. After the Latam transaction in August 2007, there are no Company-operated restaurants remaining in Latin America. Company-operated margin dollars were negatively impacted by this transaction in 2008 and 2007 and by the refranchising strategy in

2008. The refranchising strategy had a positive impact on the margin percent in 2008, primarily in the U.S. and Europe.

Company-operated margins

In millions	2008	2007	2006
U.S.	$856	$876	$843
Europe	1,340	1,205	960
APMEA	584	471	341
Other Countries & Corporate	128	317	353
Total	$2,908	$2,869	$2,497

Percent of sales
U.S.	18.5%	18.7%	19.1%
Europe	18.0	17.7	16.3
APMEA	15.9	15.0	12.8
Other Countries & Corporate	15.3	16.1	14.5
Total	17.6%	17.3%	16.2%

In the U.S., the Company-operated margin percent decreased in 2008 and 2007 due to cost pressures including higher commodity and labor costs, partly offset by positive comparable sales.

Europe’s Company-operated margin percent increased in 2008 and 2007 primarily due to strong comparable sales, partly offset by higher commodity and labor costs.

In APMEA, the Company-operated margin percent in 2008 and 2007 increased due to strong comparable sales in most markets. Both years were negatively impacted by higher labor costs and 2008 was also negatively impacted by higher commodity costs.

In Other Countries & Corporate, the Company-operated margin in 2007 benefited by about 100 basis points related to the discontinuation of depreciation on the assets in Latam from mid-April through July 2007.

•	Supplemental information regarding Company-operated restaurants

We continually review our restaurant ownership mix with a goal of improving local relevance, profits and returns. In most cases, franchising is the best way to achieve these goals, but as previously stated, Company-operated restaurants are also important to our success.

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

We believe the following information about Company-operated restaurants in our most significant markets provides an additional perspective on this business. Management responsible for our Company-operated restaurants in these markets analyzes the Company-operated business on this basis to assess its performance. Management of the Company also considers this information when evaluating restaurant ownership mix, subject to other relevant considerations.

The following tables seek to illustrate the two components of our Company-operated margins. The first of these relates exclusively to restaurant operations, which we refer to below as “Store operating margin.” The second relates to the value of our Brand and the real estate interest we retain for which we charge rent and royalties. We refer to this component as “Brand/real estate margin.” Both Company-operated and conventional franchised restaurants are charged rent and royalties, although rent and royalties for Company-operated restaurants are eliminated in consolidation. Rent and royalties for both restaurant ownership types are based on a percentage of sales, and the actual rent percentage varies depending on the level of McDonald’s investment in the restaurant. Royalty rates may also vary by market.

As shown in the following tables, in disaggregating the components of our Company-operated margins, certain costs with respect to Company-operated restaurants are reflected in Brand/real estate margin. Those costs consist of rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements and constitute a portion of occupancy & other operating expenses recorded on the Consolidated statement of income. Store operating margins reflect rent and royalty expenses, and those amounts are accounted for as income in calculating Brand/real estate margin.

While we believe that the following information provides a perspective in evaluating our Company-operated business, it is not intended as a measure of our operating performance or as an alternative to operating income or restaurant margins as reported by the Company in accordance with accounting principles generally accepted in the U.S. In particular, as noted above, we do not allocate selling, general & administrative expenses to our Company-operated business. However, we believe that a range of $40,000 to $50,000 per restaurant, on average, is a typical range of costs to support this business in the U.S. The actual costs in markets outside the U.S. will vary depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

	U.S.			Europe
Dollars in millions	2008	2007	2006	2008	2007	2006
As reported
Number of Company-operated restaurants at year end	1,782	2,090	2,104	2,024	2,177	2,253
Sales by Company-operated restaurants	$4,636	$4,682	$4,410	$7,424	$6,817	$5,885
Company-operated margin	$856	$876	$843	$1,340	$1,205	$960
Store operating margin
Company-operated margin	$856	$876	$843	$1,340	$1,205	$960
Plus:
Outside rent expense(1)	74	82	82	254	248	229
Depreciation – buildings & leasehold improvements(1)	70	78	74	110	107	98
Less:
Rent & royalties(2)	(684)	(691)	(651)	(1,435)	(1,294)	(1,099)
Store operating margin	$316	$345	$348	$269	$266	$188
Brand/real estate margin
Rent & royalties(2)	$684	$691	$651	$1,435	$1,294	$1,099
Less:
Outside rent expense(1)	(74)	(82)	(82)	(254)	(248)	(229)
Depreciation – buildings & leasehold improvements(1)	(70)	(78)	(74)	(110)	(107)	(98)
Brand/real estate margin	$540	$531	$495	$1,071	$939	$772
(1)	Represents certain costs recorded as occupancy & other operating expenses on the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment is made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company–operated rent and royalties (as a percentage of 2008 sales: U.S. – 14.8% and Europe – 19.3%). This adjustment is made to reflect expense in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalty rates as a percentage of sales.

Selling, general & administrative expenses

Consolidated selling, general & administrative expenses were flat (decreased 1% in constant currencies) in 2008 and increased 3% (flat in constant currencies) in 2007. The 2008 constant currency change benefited by 3 percentage points due to the 2007 Latam transaction. In 2008, expenses included costs related to the Beijing Summer Olympics and the Company’s biennial Worldwide Owner/Operator Convention. In 2007, higher employee-related costs were offset by a reduction in costs due to the Latam transaction.

Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2008	2007	2006	2008	2007	2008	2007
U.S.	$745	$744	$727	—%	2%	—%	2%
Europe	714	689	610	4	13	1	4
APMEA	300	276	238	9	16	8	11
Other Countries & Corporate(1)	596	658	721	(9)	(9)	(9)	(10)
Total	$2,355	$2,367	$2,296	—%	3%	(1)%	—%
(1)	Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general & administrative expenses as a percent of revenues were 10.0% in 2008 compared with 10.4% in 2007 and 11.0% in 2006. Selling, general & administrative expenses as a percent of Systemwide sales were 3.3% in 2008 compared with 3.7% in 2007 and 4.0% in 2006. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

Impairment and other charges, net

On a pretax basis, the Company recorded impairment and other charges, net of $6 million in 2008, $1.7 billion in 2007 and $134 million in 2006. McDonald’s management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net

In millions, except per share data	2008	2007	2006
U.S.
Europe	$6	$(11)	$62
APMEA			48
Other Countries & Corporate		1,681	24
Total	$6	$1,670	$134
After tax(1)	$4	$1,606	$98
Income from continuing operations per common share – diluted	$.01	$1.32	$.08
(1)	Certain items were not tax affected.

In 2008, the charges primarily related to market restructuring costs in Greece.

In 2007, the Company recorded $1.7 billion of pretax impairment charges primarily related to the Company’s sale of its Latam businesses to a developmental licensee organization. In addition, the Company recorded a $16 million write-off of assets associated with the Toasted Deli Sandwich products in Canada and a net gain of $14 million as a result of the transfer of the Company’s ownership interest in three European markets to a developmental licensee, partly offset by a loss on the transfer of a small market in Europe to a developmental licensee.

In 2006, the charges primarily related to losses of $36 million incurred on the transfers of the Company’s ownership interest in certain markets, primarily in APMEA and Europe, to developmental licensees, costs of $35 million related to the closing of certain restaurants in the U.K. in conjunction with an overall restaurant portfolio review, costs of $29 million to buy out certain litigating franchisees in Brazil, asset write-offs and other charges in APMEA of $18 million, and a loss of $13 million related to the decision to dispose of supply chain operations in Russia.

Other operating (income) expense, net

Other operating (income) expense, net

In millions	2008	2007	2006
Gains on sales of restaurant businesses	$(126)	$(89)	$(38)
Equity in earnings of unconsolidated affiliates	(111)	(116)	(77)
Asset dispositions and other expense	72	194	184
Total	$(165)	$(11)	$69

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company realized higher gains on sales of restaurant businesses in 2008 and 2007 primarily as a result of selling more Company-operated restaurants in connection with our refranchising strategy in the Company’s major markets.

•	Equity in earnings of unconsolidated affiliates

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing

McDonald’s share of results. For foreign affiliated markets – primarily Japan – results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and are included in conventional franchised restaurant counts. Results in 2008 and 2007 reflected improved results from our Japanese affiliate.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for store closings, contingencies and uncollectible receivables, and other miscellaneous expenses. Asset dispositions in 2008 reflected lower losses on restaurant closings and property disposals compared with 2007. In addition, 2008 results included income of $18 million due to the partial recovery of prior years’ sales taxes in the U.K. Results for 2006 reflected a gain of $26 million related to the sale of an office building in Russia.

Operating income

Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2008	2007	2006	2008	2007	2008	2007
U.S.	$3,060	$2,842	$2,657	8%	7%	8%	7%
Europe	2,608	2,125	1,610	23	32	17	21
APMEA	819	616	364	33	69	28	59
Other Countries & Corporate	(44)	(1,704)	(198)	97	nm	97	nm
Total	$6,443	$3,879	$4,433	66%	(12)%	62%	(18)%
Latam transaction		(1,641)
Total excluding Latam transaction*	$6,443	$5,520	$4,433	17%	25%	14%	19%

nm Not meaningful.

*	Results for 2007 included the impact of the Latam transaction in Other Countries & Corporate. This impact reflects an impairment charge of $1,665 million, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007. In order to provide management’s view of the underlying business performance, results are also shown excluding the impact of the Latam transaction.

In the U.S., 2008 and 2007 results increased primarily due to higher franchised margin dollars. In 2007, operating income also included higher Company-operated restaurant margin dollars compared with 2006.

In Europe, results for 2008 and 2007 were driven by strong performance in France, Russia and the U.K. as well as positive results in Germany and most other markets. Impairment and other charges, net in 2006 benefited the growth rate in 2007.

In APMEA, results for 2008 were driven by strong results in Australia and China, and positive performance in most other markets. Results for 2007 were driven by improved results in China, Japan, Australia, Hong Kong and most other markets.

•	Combined operating margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2008, 2007 and 2006 was 27.4%, 17.0% and 21.2%, respectively. Impairment and other charges negatively impacted the 2007 and 2006 combined operating margin by 7.4 percentage points and 0.7 percentage points, respectively.

Interest expense

Interest expense for 2008 increased primarily due to higher average debt levels, and to a lesser extent, higher average interest rates. Interest expense for 2007 increased primarily due to higher average interest rates and stronger foreign currencies, partly offset by lower average debt levels.

Nonoperating (income) expense, net

Nonoperating (income) expense, net

In millions	2008	2007	2006
Interest income	$(85)	$(124)	$(152)
Translation and hedging activity	(5)	1	—
Other expense	12	20	29
Total	$(78)	$(103)	$(123)

Interest income consists primarily of interest earned on short-term cash investments. Translation and hedging activity primarily relates to net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign cash flow streams. Other expense primarily consists of gains or losses on early extinguishment of debt and minority interest.

Interest income decreased for 2008 primarily due to lower average interest rates and average cash balances, while 2007 decreased primarily due to lower average cash balances.

Gain on Sale of Investment

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229 million and recognized a nonoperating pretax gain of $160 million ($109 million after tax).

Provision for income taxes

In 2008, 2007 and 2006, the reported effective income tax rates were 30.0%, 34.6%, and 31.0%, respectively.

In 2007, the effective income tax rate was impacted by about 4 percentage points as a result of the following items:

•

A negative impact due to a minimal tax benefit of $62 million related to the Latam impairment charge of $1,641 million. This benefit was minimal due to the Company’s inability to utilize most of the capital losses generated by this transaction in 2007.

•	A positive impact due to a benefit of $316 million resulting from the completion of an IRS examination, partly offset by $28 million of expense related to the impact of a tax law change in Canada.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.4 billion in 2008 and 2007. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

Discontinued operations

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for long-term growth remain significant. Accordingly, during third quarter 2007, the Company sold its investment in Boston Market. In 2006, the Company disposed of its investment in Chipotle via public stock offerings in the first and second quarters and a tax-free exchange for McDonald’s common stock in the fourth quarter. As a result of the disposals during 2007 and 2006, both Boston Market’s and Chipotle’s results of operations and transaction gains are reflected as discontinued operations for all periods presented.

In connection with the Company’s sale of its investment in Boston Market in August 2007, the Company received proceeds of approximately $250 million and recorded a gain of $69 million after tax. In addition, Boston Market’s net income (loss) for 2007 and 2006 was ($9) million and $7 million, respectively.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61 million and an additional gain of $14 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267 million and a gain of $128 million after tax, while still retaining majority ownership. In fourth quarter 2006, the Company completely separated from Chipotle through a noncash, tax-free exchange of its remaining Chipotle shares for its common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $480 million. Chipotle’s net income for 2006 was $18 million.

Accounting changes

•	SFAS Statement No. 158

In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the Consolidated balance sheet and to recognize changes in that funded status in the year changes occur through accumulated other comprehensive income. The Company adopted the applicable provisions of SFAS No. 158 effective December 31, 2006, as required. This resulted in a net decrease to accumulated other comprehensive income of $89 million, for a limited number of applicable international markets.

•	EITF Issue 06-2

In 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, recorded a $36 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. The annual impact to earnings is not significant.

•	FASB Interpretation No. 48

In 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of FIN 48, $339 million of tax liabilities, net of deposits, were reclassified from current to long-term and included in other long-term liabilities.

•	SFAS Statement No. 157

In 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows entities to defer the effective date of SFAS No. 157, for one year, for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted SFAS No. 157 as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant, and we do not expect the January 1, 2009 adoption of SFAS No. 157 for non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

•	SFAS Statement No. 141(R)

In 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a significant impact on our consolidated financial statements.

•	SFAS Statement No. 160

In 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51 (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

CASH FLOWS

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $5.9 billion and exceeded capital expenditures by $3.8 billion in 2008, while cash provided by operations totaled $4.9 billion and exceeded capital expenditures by $2.9 billion in 2007. In 2008, cash provided by operations increased $1.0 billion or 21% compared to 2007 primarily due to increased operating results and changes in working capital, partly due to lower income tax payments and the receipt of $143 million related to an IRS examination completed in 2007. In 2007, cash provided by operations increased $535 million compared to 2006 primarily due to increased operating results and lower income tax payments.

Cash used for investing activities totaled $1.6 billion in 2008, an increase of $475 million compared with 2007. Proceeds from certain asset sales were lower in 2008 (Pret A Manger) than 2007 (Latam and Boston Market). In addition, capital expenditures increased $189 million in 2008, primarily driven by increases in Europe and APMEA, partly offset by the elimination of capital expenditures as a result of the Latam transaction. The increase in cash used for investing activities was partly offset by higher proceeds from the sales of restaurant businesses and property and lower expenditures on purchases of restaurant businesses in conjunction with our overall refranchising strategy. Cash used for investing activities totaled $1.2 billion in 2007, a decrease of $124 million compared with 2006, primarily due to net proceeds received from the Latam transaction and the sale of Boston Market in 2007, partly offset by higher capital expenditures.

Cash used for financing activities totaled $4.1 billion in 2008, an increase of $118 million compared with 2007. Financing activities in 2008 reflected lower proceeds from stock option exercises, mostly offset by higher net debt issuances. In 2007, cash used for financing activities totaled $4.0 billion, a decrease of $1.5 billion compared to 2006, primarily due to higher net debt issuances, partly offset by higher treasury stock purchases and an increase in the common stock dividend.

As a result of the above activity, the Company’s cash and equivalents balance increased $82 million in 2008 to $2.1 billion, compared with a decrease of $147 million in 2007. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

Restaurant development and capital expenditures

In 2008, the Company opened 918 traditional restaurants and 77 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 209 traditional restaurants and 196 satellite restaurants. In 2007, the Company opened 743 traditional restaurants and 93 satellite restaurants, and closed 240 traditional restaurants and 265 satellite restaurants. About 60% of restaurant openings and more than 75% of restaurant closings occurred in the major markets in both years.

Systemwide restaurants at year end(1)

	2008	2007	2006
U.S.	13,918	13,862	13,774
Europe	6,628	6,480	6,403
APMEA	8,255	7,938	7,822
Other Countries & Corporate	3,166	3,097	3,047
Total	31,967	31,377	31,046
(1)	Includes satellite units at December 31, 2008, 2007 and 2006 as follows: U.S.– 1,169, 1,233, 1,254; Europe–226, 214, 201; APMEA (primarily Japan)–1,379, 1,454, 1,640; Other Countries & Corporate–447, 439, 417.

In 2009, the Company expects to open about 950 traditional restaurants and 50 satellite restaurants and close about 200 traditional restaurants and 150 satellite restaurants. About 60% of total openings and 70% of total closings will be in major markets.

Approximately 65% of Company-operated restaurants and about 80% of franchised restaurants were located in the major markets at the end of 2008. Franchisees operated 80% of the restaurants at year-end 2008.

Capital expenditures increased $189 million or 10% in 2008 and $205 million or 12% in 2007. The increases in capital expenditures in both years were primarily due to higher investment in new restaurants — in Europe and APMEA in 2008 and in Europe and the U.S. in 2007. Capital expenditures reflected the Company’s commitment to growing sales at existing restaurants, including reinvestment initiatives such as reimaging in many markets around the world in both years and the Combined Beverage Business in the U.S. in 2008. Capital expenditures related to discontinued operations were $10 million and $82 million in 2007 and 2006, respectively. The expenditures in 2007 primarily related to investment in existing Boston Market restaurants and expenditures in 2006 primarily related to new Chipotle restaurants.

Capital expenditures invested in major markets, excluding Japan, represented over 70% of the total in 2008, 2007 and 2006. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

In millions	2008	2007	2006
New restaurants	$897	$687	$530
Existing restaurants	1,152	1,158	1,075
Other(1)	87	102	137
Total capital expenditures	$2,136	$1,947	$1,742
Total assets	$28,462	$29,392	$28,974
(1)	Primarily corporate equipment and other office related expenditures.

New restaurant investments in all years were concentrated in markets with acceptable returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies and leveraging best practices. In addition, foreign currency fluctuations affect average development costs. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.6 million in 2008.

The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2008 and 2007.

Share repurchases and dividends

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through a combination of share repurchases and dividends, subject to business and market conditions. In 2008, the Company returned $5.8 billion to shareholders through a combination of shares repurchased and dividends paid, bringing the two-year total returned to shareholders for 2007 and 2008 to $11.5 billion.

Shares repurchased and dividends

In millions, except per share data	2008	2007	2006
Number of shares repurchased(1)	69.7	77.1	98.4
Shares outstanding at year end	1,115	1,165	1,204
Dividends declared per share	$1.625	$1.50	$1.00
Dollar amount of shares repurchased(1)	$3,981	$3,949	$3,719
Dividends paid	1,823	1,766	1,217
Total returned to shareholders	$5,804	$5,715	$4,936
(1)	2006 included 18.6 million shares or $743.6 million acquired through the October 2006 Chipotle exchange.

In September 2007, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date. In 2007 and 2008 combined, approximately 147 million shares have been repurchased for $7.9 billion, of which 97 million shares or $5.6 billion were purchased under this program. The Company reduced its shares outstanding at year end by over 4% compared with 2007, net of stock option exercises.

The Company has paid dividends on its common stock for 33 consecutive years and has increased the dividend amount every year. The Company’s Board of Directors decided that beginning in 2008, dividends declared will be paid on a quarterly basis, at the Board’s discretion. The 2008 full year dividend of $1.625 per share reflects the quarterly dividend paid for each of the first three quarters of $0.375 per share, with an increase to $0.50 per share paid in the fourth quarter. This 33% increase in the quarterly dividend equates to a $2.00 per share annual dividend rate and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs.

FINANCIAL POSITION AND CAPITAL RESOURCES

Total assets and returns

Total assets decreased $930 million or 3% in 2008. Excluding the effect of changes in foreign currency exchange rates, total assets increased $784 million in 2008 primarily due to capital expenditures. Over 70% of total assets were in major markets at year-end 2008. Net property and equipment decreased $730 million in 2008 and represented about 70% of total assets at year end. Excluding the effect of changes in foreign currency exchange rates, net property and equipment increased $681 million.

Operating income is used to compute return on average assets, while income from continuing operations is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity. Assets of discontinued operations are excluded from average assets since operating income excludes results from discontinued operations.

Returns on assets and equity

	2008	2007	2006
Return on average assets	21.8%	13.2%	15.0%
Return on average common equity	30.6	15.1	18.4

In 2008 and 2007, return on average assets and return on average common equity both benefited from strong operating results in the U.S., Europe and APMEA. During 2009, the Company will continue to concentrate restaurant openings and invest new capital in markets with acceptable returns or opportunities for long-term growth.

Impairment and other charges reduced return on average assets by 5.4 percentage points and 0.4 percentage points in 2007 and 2006, respectively. In addition, impairment and other charges, partly offset by the 2007 net tax benefit resulting from the completion of an IRS examination, reduced return on average common equity by 8.5 percentage points and 0.6 percentage points in 2007 and 2006, respectively.

Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 1.9 percentage points, 1.3 percentage points and 2.1 percentage points in 2008, 2007 and 2006, respectively.

Financing and market risk

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2008 totaled $10.2 billion, compared with $9.3 billion at December 31, 2007. The net increase in 2008 was primarily due to net issuances of $1.0 billion, partly offset by the impact of changes in exchange rates on foreign currency denominated debt of $155 million.

Debt highlights (1)

	2008	2007	2006
Fixed-rate debt as a percent of total debt(2,3)	72%	58%	49%
Weighted-average annual interest rate of total debt(3)	5.0	4.7	4.1
Foreign currency-denominated debt as a percent of total debt(2)	45	66	80
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	43	38	35
Cash provided by operations as a percent of total debt(2)	59	53	52
(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of SFAS No. 133 fair value adjustments. This effect is excluded as these adjustments have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate exchange agreements.

Fitch, Standard & Poor’s and Moody’s currently rate, with a stable outlook, the Company’s commercial paper F1, A-1 and P-2, respectively; and its long-term debt A, A and A3, respectively. The Company’s key metrics for monitoring its credit structure are shown in the preceding table. While the Company targets these metrics for ease of focus, it also considers similar credit ratios that incorporate capitalized operating leases to estimate total adjusted debt. Total adjusted debt, a term that is commonly used by the rating agencies referred to above, includes debt outstanding on the Company’s balance sheet plus an adjustment to capitalize operating leases. Based on their most recent calculations, these agencies add between $6 billion and $12 billion to debt for lease capitalization purposes, which increases total debt as a percent of total capitalization and reduces cash provided by operations as a percent of total debt for credit rating purposes. The Company believes the rating agency methodology for capitalizing leases requires certain adjustments. These adjustments include: excluding percent rents in excess of minimum rents; excluding certain Company-operated restaurant lease agreements outside the U.S. that are cancelable with minimal penalties (representing approximately 30% of Company-operated restaurant minimum rents outside the U.S., based on the Company’s estimate); capitalizing non-restaurant leases using a multiple of three times rent expense; and reducing total rent expense by a percentage of the annual minimum rent payments due to the Company from franchisees operating on leased sites. Based on this calculation, for credit analysis purposes, approximately $4 billion to $5 billion of future operating lease payments would be capitalized.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2008, the Company has approximately $2.3 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) issuance of commercial paper; (iii) direct borrowing from banks or other financial institutions; and (iv) other forms of indebtedness. In addition to registered debt securities on a U.S. shelf registration statement and a Euro Medium-Term Notes program, the Company has $1.3 billion available under a committed line of credit agreement (see Debt financing note to the consolidated financial statements). Debt maturing in 2009 is approximately $400 million of long-term corporate debt and $230 million of outstanding commercial paper. In 2009, the Company expects to issue commercial paper and long-term debt in order to refinance this maturing debt and potentially finance a portion of the Company’s previously disclosed 2007-2009 expectation to return $15 billion to $17 billion to shareholders. The Company also has $625 million of foreign currency bank line borrowings outstanding at year-end.

Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. Although the recent instability in the financial markets has resulted in constraints on available credit, the Company’s ability to raise funding in the long-term and short-term debt capital markets has not been adversely affected. In November 2008, the Company directly borrowed 40 billion Japanese Yen ($440 million) via a floating-rate syndicated term loan maturing in 2014. In January 2009, the Company issued $400 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 5.0%, and $350 million of 30-year U.S. Dollar-denominated bonds at a coupon rate of 5.7%.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. Derivatives were recorded at fair value on the Company’s Consolidated balance sheet at December 31, 2008 as follows: miscellaneous other assets–$88 million; prepaid expenses and other current assets–$44 million; accrued payroll and other liabilities–$22 million; and other long-term liabilities (excluding accrued interest)–$4 million. For the year ended December 31, 2007, the Company’s derivatives were recorded in miscellaneous other assets–$64 million and other long-term liabilities (excluding accrued interest)–$70 million. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments for additional information regarding their use and the impact of SFAS No. 133 regarding derivatives.

The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $4.5 billion and $6.1 billion at December 31, 2008 and 2007, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2008, neither the Company nor its counterparties were required to post collateral on any derivative position.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

In millions of U.S. Dollars	2008	2007
Euro	$4,551	$3,999
Australian Dollars	1,023	1,147
Canadian Dollars	795	929
British Pounds Sterling	785	634
Russian Ruble	407	463

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2008 levels nor a 10% adverse change in foreign currency rates from 2008 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

Contractual obligations and commitments

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2008. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2009	$1,046	$32	$2,090
2010	972	616	2,028
2011	891	611	1,952
2012	809	2,214	1,886
2013	746	657	1,809
Thereafter	5,614	5,980	13,641
Total	$10,078	$10,110	$23,406
(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.3 billion, as they are supported by a long-term line of credit agreement expiring in 2012. Debt obligations do not include $108 million of SFAS No. 133 noncash fair value adjustments because these adjustments have no impact on the obligation at maturity, as well as $174 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Company’s qualified Profit Sharing and Savings Plan. Total liabilities for the supplemental plans were $390 million at December 31, 2008 and were primarily included in other long-term liabilities on the Consolidated balance sheet. Also included in other long-term liabilities at December 31, 2008 were gross unrecognized tax benefits of $272 million and liabilities for international retirement plans of $131 million.

In connection with the Latam transaction, the Company has agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected in other long-term liabilities on McDonald’s Consolidated balance sheet totaling $142 million at year-end 2008.

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

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, such as the expected life of the stock option, the risk-free interest rate and expected volatility of the Company’s stock over the expected life, which significantly impact the assumed fair value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period.

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

An alternative accounting policy would be to recharacterize some or all of any loss as an intangible asset and amortize it to expense over future periods based on the term of the relevant licensing arrangement and as revenue is recognized for royalties and initial fees. Under this alternative for the 2007 Latam transaction, approximately $900 million of the $1.7 billion impairment charge could have been recharacterized as an intangible asset and amortized over the franchise term of 20 years, resulting in about $45 million of expense annually. This policy would be based on a view that the consideration for the sale consists of two components–the cash sales price and the future royalties and initial fees.

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. During 2008, the IRS examination of the Company’s 2005-2006 U.S. tax returns was completed. The tax provision impact associated with the completion of this examination was not significant. During 2007, the Company recorded a $316 million benefit as a result of the completion of an IRS examination of the Company’s 2003-2004 U.S. tax returns. The Company’s 2007 U.S. tax return is currently under examination and the completion of the examination, which will ultimately include the 2008 U.S. tax return, is expected in 2011.

Deferred U.S. income taxes have not been recorded for temporary differences totaling $6.9 billion related to investments in certain foreign subsidiaries and corporate joint ventures. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

Effects of changing prices—inflation

Although inflationary cost pressures increased globally in 2008, the Company has demonstrated an ability to manage inflationary cost increases effectively. This is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

Reconciliation of returns on incremental invested capital

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization, from the base period, adjusted for the impact of the Latam transaction in 2007. While the Company has converted certain other markets to a developmental license arrangement, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted operating results better reflect the underlying business trends relevant to the periods presented.

The denominator is the weighted-average adjusted cash used for investing activities during the applicable one- or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less cash generated from investing activities related to the Boston Market, Chipotle, Latam and Pret A Manger transactions. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2008 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2008 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2007 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2008 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2007 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation

Years ended December 31, 2008		2007	Incremental change
NUMERATOR:
Operating income	$6,442.9	$3,879.0	$2,563.9
Depreciation and amortization(1)	1,207.8	1,192.8	15.0
Latam transaction		1,665.3	(1,665.3)
Currency translation(2)			(180.7)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$732.9
DENOMINATOR:
Weighted-average adjusted cash used for investing activities(3)			$1,911.9
Currency translation(2)			(25.9)
Weighted-average adjusted cash used for investing activities (at constant foreign exchange rates)			$1,886.0
One-year ROIIC			38.9%

(1)	Represents depreciation and amortization from continuing operations.

(2)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(3)	Represents one-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2008.

	Years ended December 31,
	2007	2008
Cash used for investing activities	$1,150.1	$1,624.7
Less: Cash generated from investing activities related to Boston Market	(184.3)
Less: Cash generated from investing activities related to Latam transaction	(647.5)
Less: Cash generated from investing activities related to Pret A Manger transaction		(229.4)
Adjusted cash used for investing activities	$1,981.9	$1,854.1
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

Three-year ROIIC calculation

Years ended December 31, 2008		2005	Incremental change
NUMERATOR:
Operating income	$6,442.9	$3,984.0	$2,458.9
Depreciation and amortization(4)	1,207.8	1,187.6	20.2
Currency translation(5)			(508.3)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$1,970.8
DENOMINATOR:
Weighted-average adjusted cash used for investing activities(6)			$5,267.5
Currency translation(5)			(14.0)
Weighted-average adjusted cash used for investing activities (at constant foreign exchange rates)			$5,253.5
Three-year ROIIC			37.5%
(4)	Represents depreciation and amortization from continuing operations.

(5)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(6)	Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2008.

	Years ended December 31,
	2005	2006	2007	2008
Cash used for investing activities	$1,817.8	$1,274.1	$1,150.1	$1,624.7
Less: Cash (generated from) used for investing activities related to Boston Market & Chipotle	109.0	(203.8)	(184.3)
Less: Cash generated from investing activities related to Latam transaction			(647.5)
Less: Cash generated from investing activities related to Pret A Manger transaction				(229.4)
Adjusted cash used for investing activities	$1,708.8	$1,477.9	$1,981.9	$1,854.1
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

Risk factors and cautionary statement about forward-looking information

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2009. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 26 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME

In millions, except per share data	Years ended December 31, 2008	2007	2006
REVENUES
Sales by Company-operated restaurants	$16,560.9	$16,611.0	$15,402.4
Revenues from franchised restaurants	6,961.5	6,175.6	5,492.8
Total revenues	23,522.4	22,786.6	20,895.2
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,586.1	5,487.4	5,111.8
Payroll & employee benefits	4,300.1	4,331.6	3,991.1
Occupancy & other operating expenses	3,766.7	3,922.7	3,802.2
Franchised restaurants–occupancy expenses	1,230.3	1,139.7	1,058.1
Selling, general & administrative expenses	2,355.5	2,367.0	2,295.7
Impairment and other charges, net	6.0	1,670.3	134.2
Other operating (income) expense, net	(165.2)	(11.1)	69.1
Total operating costs and expenses	17,079.5	18,907.6	16,462.2
Operating income	6,442.9	3,879.0	4,433.0
Interest expense–net of capitalized interest of $12.3, $6.9 and $5.4	522.6	410.1	401.9
Nonoperating (income) expense, net	(77.6)	(103.2)	(123.3)
Gain on sale of investment	(160.1)
Income from continuing operations before provision for income taxes	6,158.0	3,572.1	4,154.4
Provision for income taxes	1,844.8	1,237.1	1,288.3
Income from continuing operations	4,313.2	2,335.0	2,866.1
Income from discontinued operations (net of taxes of $34.5 and $101.9)		60.1	678.1
Net income	$ 4,313.2	$2,395.1	$3,544.2
Per common share–basic:
Continuing operations	$ 3.83	$1.96	$2.32
Discontinued operations		0.05	0.55
Net income	$ 3.83	$2.02	$2.87
Per common share–diluted:
Continuing operations	$ 3.76	$1.93	$2.29
Discontinued operations		0.05	0.54
Net income	$ 3.76	$1.98	$2.83
Dividends declared per common share	$ 1.625	$1.50	$1.00
Weighted-average shares outstanding–basic	1,126.6	1,188.3	1,234.0
Weighted-average shares outstanding–diluted	1,146.0	1,211.8	1,251.7

See Notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share data	December 31, 2008	2007
ASSETS
Current assets
Cash and equivalents	$ 2,063.4	$1,981.3
Accounts and notes receivable	931.2	1,053.8
Inventories, at cost, not in excess of market	111.5	125.3
Prepaid expenses and other current assets	411.5	421.5
Total current assets	3,517.6	3,581.9
Other assets
Investments in and advances to affiliates	1,222.3	1,156.4
Goodwill	2,237.4	2,301.3
Miscellaneous	1,229.7	1,367.4
Total other assets	4,689.4	4,825.1
Property and equipment
Property and equipment, at cost	31,152.4	32,203.7
Accumulated depreciation and amortization	(10,897.9)	(11,219.0)
Net property and equipment	20,254.5	20,984.7
Total assets	$ 28,461.5	$29,391.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable		$1,126.6
Accounts payable	$ 620.4	624.1
Other taxes	252.7	248.0
Accrued interest	173.8	148.4
Accrued payroll and other liabilities	1,459.2	1,486.9
Current maturities of long-term debt	31.8	864.5
Total current liabilities	2,537.9	4,498.5
Long-term debt	10,186.0	7,310.0
Other long-term liabilities	1,410.1	1,342.5
Deferred income taxes	944.9	960.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,600.2	4,226.7
Retained earnings	28,953.9	26,461.5
Accumulated other comprehensive income	101.3	1,337.4
Common stock in treasury, at cost; 545.3 and 495.3 million shares	(20,289.4)	(16,762.4)
Total shareholders’ equity	13,382.6	15,279.8
Total liabilities and shareholders’ equity	$ 28,461.5	$29,391.7

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions	Years ended December 31, 2008	2007	2006
Operating activities
Net income	$ 4,313.2	$2,395.1	$3,544.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,207.8	1,214.1	1,249.9
Deferred income taxes	101.5	(39.1)	33.4
Income taxes audit benefit		(316.4)
Impairment and other charges, net	6.0	1,670.3	134.2
Gain on sale of investment	(160.1)
Gains on dispositions of discontinued operations, net of tax		(68.6)	(653.0)
Share-based compensation	112.5	142.4	122.5
Other	90.5	(85.3)	73.5
Changes in working capital items:
Accounts receivable	16.1	(100.2)	(90.8)
Inventories, prepaid expenses and other current assets	(11.0)	(29.6)	(1.6)
Accounts payable	(40.1)	(36.7)	82.8
Income taxes	195.7	71.8	(350.3)
Other accrued liabilities	85.1	58.5	196.7
Cash provided by operations	5,917.2	4,876.3	4,341.5
Investing activities
Property and equipment expenditures	(2,135.7)	(1,946.6)	(1,741.9)
Purchases of restaurant businesses	(147.0)	(228.8)	(238.6)
Sales of restaurant businesses and property	478.8	364.7	315.7
Latam transaction, net		647.5
Proceeds on sale of investment	229.4
Proceeds from disposals of discontinued operations, net		194.1	281.0
Other	(50.2)	(181.0)	109.7
Cash used for investing activities	(1,624.7)	(1,150.1)	(1,274.1)
Financing activities
Net short-term borrowings	266.7	101.3	34.5
Long-term financing issuances	3,477.5	2,116.8	1.9
Long-term financing repayments	(2,698.5)	(1,645.5)	(2,301.1)
Treasury stock purchases	(3,919.3)	(3,943.0)	(2,959.4)
Common stock dividends	(1,823.4)	(1,765.6)	(1,216.5)
Proceeds from stock option exercises	548.2	1,137.6	975.7
Excess tax benefit on share-based compensation	124.1	203.8	87.1
Other	(89.8)	(201.7)	(82.1)
Cash used for financing activities	(4,114.5)	(3,996.3)	(5,459.9)
Effect of exchange rates on cash and equivalents	(95.9)	123.3	267.6
Cash and equivalents increase (decrease)	82.1	(146.8)	(2,124.9)
Cash and equivalents at beginning of year	1,981.3	2,128.1	4,253.0
Cash and equivalents at end of year	$ 2,063.4	$1,981.3	$2,128.1
Supplemental cash flow disclosures
Interest paid	$ 507.8	$392.7	$430.3
Income taxes paid	1,294.7	1,436.2	1,528.5

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury
In millions, except per share data			Additional paid-in capital	Retained earnings		Deferred hedging adjustment	Foreign currency translation			Total shareholders’ equity
	Shares	Amount			Pensions			Shares	Amount
Balance at December 31, 2005	1,660.6	$16.6	$2,720.2	$23,516.0	$—	$(18.5)	$(714.6)	(397.4)	$(10,373.6)	$15,146.1
Net income				3,544.2						3,544.2
Translation adjustments (including taxes of $95.6)							514.7			514.7
Adjustments to cash flow hedges (including tax benefits of $0.6)						10.7				10.7
Comprehensive income										4,069.6
Adjustment to initially apply SFAS No. 158 (including tax benefits of $39.2)					(89.0)					(89.0)
Common stock cash dividends ($1.00 per share)				(1,216.5)						(1,216.5)
Treasury stock purchases								(98.4)	(3,718.9)	(3,718.9)
Share-based compensation			122.5							122.5
Stock option exercises and other (including tax benefits of $125.4)			602.3	1.9				38.9	540.3	1,144.5
Balance at December 31, 2006	1,660.6	16.6	3,445.0	25,845.6	(89.0)	(7.8)	(199.9)	(456.9)	(13,552.2)	15,458.3
Net income				2,395.1						2,395.1
Translation adjustments (including taxes of $41.7)							804.8			804.8
Latam historical translation adjustments							769.5			769.5
Adjustments to cash flow hedges (including taxes of $2.9)						8.5				8.5
Adjustments related to pensions (including taxes of $19.7)					51.3					51.3
Comprehensive income										4,029.2
Common stock cash dividends ($1.50 per share)				(1,765.6)						(1,765.6)
Treasury stock purchases								(77.1)	(3,948.8)	(3,948.8)
Share-based compensation			142.4							142.4
Adjustment to initially apply EITF 06-2 (including tax benefits of $18.1)				(36.1)						(36.1)
Adjustment to initially apply FIN 48				20.1						20.1
Stock option exercises and other (including tax benefits of $246.8)			639.3	2.4				38.7	738.6	1,380.3
Balance at December 31, 2007	1,660.6	16.6	4,226.7	26,461.5	(37.7)	0.7	1,374.4	(495.3)	(16,762.4)	15,279.8
Net income				4,313.2						4,313.2
Translation adjustments (including tax benefits of $190.4)							(1,223.0)			(1,223.0)
Adjustments to cash flow hedges (including taxes of $29.9)						47.3				47.3
Adjustments related to pensions (including tax benefits of $29.4)					(60.4)					(60.4)
Comprehensive income										3,077.1
Common stock cash dividends ($1.625 per share)				(1,823.4)						(1,823.4)
Treasury stock purchases								(69.7)	(3,980.9)	(3,980.9)
Share-based compensation			109.6							109.6
Stock option exercises and other (including tax benefits of $169.0)			263.9	2.6				19.7	453.9	720.4
Balance at December 31, 2008	1,660.6	$16.6	$4,600.2	$28,953.9	$(98.1)	$48.0	$151.4	(545.3)	$(20,289.4)	$13,382.6

See Notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company franchises and operates McDonald’s restaurants in the food service industry. Prior to May 2008, the Company had a minority ownership in U.K.-based Pret A Manger, which it sold in 2008. The Company previously operated Boston Market in the U.S., which it sold in August 2007, and had an ownership interest in Chipotle Mexican Grill (Chipotle), which it disposed of during 2006.

All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and foreign affiliated markets (affiliates) and developmental licensees under license agreements.

The following table presents restaurant information by ownership type:

Restaurants at December 31,	2008	2007	2006
Conventional franchised	18,402	17,634	17,683
Developmental licensed	2,926	2,756	1,063
Affiliated	4,137	4,081	4,134
Franchised	25,465	24,471	22,880
Company-operated	6,502	6,906	8,166
Systemwide restaurants	31,967	31,377	31,046

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s Japan) are accounted for by the equity method.

The Company evaluates its business relationships to identify potential variable interest entities, and has determined that consolidation of any such entities is not appropriate.

Estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

The Company’s revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Sales by Company-operated restaurants are recognized on a cash basis. The Company presents sales net of sales tax and other sales-related taxes. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to affiliates and developmental licensees include a royalty based on a percent of sales, and may include initial fees. Continuing rent and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement.

Foreign currency translation

The functional currency of operations outside the U.S. is the respective local currency.

Advertising costs

Advertising costs included in expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2008–$703.4; 2007–$718.3; 2006–$669.8. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2008–$79.2; 2007–$87.7; 2006–$97.4. In addition, significant advertising costs are incurred by franchisees through advertising cooperatives in individual markets.

Share-based compensation

Share-based compensation includes the portion vesting of all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)).

Share-based compensation expense and the effect on diluted net income per common share were as follows:

In millions, except per share data	2008	2007	2006
Share-based compensation expense	$112.5	$142.4	$122.5
After tax	$75.1	$94.9	$82.6
Net income per common share-diluted	$0.07	$0.07	$0.07

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses on the Consolidated statement of income. As of December 31, 2008, there was $115.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2008, 2007 and 2006 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2008	2007	2006
Expected dividend yield	2.55%	2.26%	1.99%
Expected stock price volatility	24.9%	24.7%	26.4%
Risk-free interest rate	2.96%	4.76%	4.55%
Expected life of options In years	6.18	6.26	6.22
Fair value per option granted	$11.85	$11.59	$9.72

Property and equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include option periods; and equipment–three to 12 years.

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

The following table presents the 2008 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2007	$1,146.5	$700.2	$306.1	$148.5	$2,301.3
Net restaurant purchases (sales)	3.2	53.2	4.9	(2.4)	58.9
Ownership increases in subsidiaries/affiliates		10.1			10.1
Currency translation		(71.5)	(34.3)	(27.1)	(132.9)
Balance at December 31, 2008	$1,149.7	$692.0	$276.7	$119.0	$2,237.4

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

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

Losses on assets held for disposal are recognized when management and the Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses relate to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “available for sale” in accordance with SFAS No. 144.

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

Financial instruments

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2008 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2008, neither the Company nor its counterparties were required to post collateral on any derivative position. At December 31, 2007, the Company was required to post collateral of $54.8 million, which was used to reduce the carrying value of the derivatives recorded in other long-term liabilities.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, requires companies to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. SFAS No. 133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged.

The Company’s use of derivatives primarily consists of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. These derivatives were classified on the Consolidated balance sheet at December 31, 2008 as follows: miscellaneous other assets–$87.6 million; prepaid expenses and other current assets–$43.8 million; accrued payroll and other liabilities–$22.1 million; and other long-term liabilities (excluding accrued interest)–$3.5 million. For the year ended December 31, 2007, the Company’s derivatives were recorded in miscellaneous other assets–$63.7 million and other long-term liabilities (excluding accrued interest)–$70.3 million. All derivative purchases and settlements are classified in other financing activities on the Consolidated statement of cash flows.

There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments for the three years ended December 31, 2008.

•	Fair value hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt.

For fair value hedges, the gains or losses on derivatives as well as the offsetting gains or losses on the related hedged items resulting from changes in fair value are recognized in nonoperating (income) expense, net.

•	Cash flow hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (i) interest rate exchange agreements that effectively convert a portion of floating-rate debt to fixed-rate debt and are designed to reduce the impact of interest rate changes on future interest expense; and (ii) forward foreign exchange contracts and foreign currency options that are designed to protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) due to changes in foreign currency exchange rates.

For cash flow hedges, the effective portion of the gains or losses on derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. The remaining gain or loss, if any, is recognized in earnings currently.

The Company recorded after-tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity. The Company recorded net increases of $47.3 million, $8.5 million and $10.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2008, the majority of deferred hedging adjustments, after tax, included in accumulated other comprehensive income in shareholders’ equity at December 31, 2008, will be recognized in earnings in 2009 as the underlying hedged transactions are realized. The maximum maturity date of any cash flow hedge of forecasted transactions at December 31, 2008 was 15 months, excluding an instrument hedging forecasted payments of variable interest on an existing financial instrument that matures in the fourth quarter of 2010.

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

During the years ended December 31, 2008, 2007 and 2006, the Company recorded decreases in translation adjustments in accumulated other comprehensive income of $31.2 million after tax (included in the net decrease of $1.2 billion of translation adjustments on the Consolidated statement of shareholders’ equity), $76.5 million after tax, and $23.2 million after tax, respectively, related to hedges of net investments.

Sales of stock by subsidiaries and affiliates

As permitted by Staff Accounting Bulletin No. 51 issued by the Securities and Exchange Commission (SEC), when a subsidiary or affiliate sells unissued shares in a public offering, the Company records an adjustment to reflect an increase or decrease in the carrying value of its investment and a resulting nonoperating gain or loss. In 2006, the Company’s gain of $32.0 million as a result of the Chipotle initial public offering (IPO) is reported in discontinued operations.

Income tax uncertainties

In 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, as required. As a result of the implementation of FIN 48, the Company recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of FIN 48, $338.7 million of net tax liabilities were reclassified from current to long-term.

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

Per common share information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2008–19.4; 2007–23.5; 2006–17.7. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2008–0.6; 2007–0.7; 2006–16.4.

The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in net income per share.

Statement of cash flows

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Employers’ accounting for defined benefit pension and other postretirement plans

In 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158). SFAS No. 158 requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the Consolidated balance sheet and to recognize changes in that funded status during the year through accumulated other comprehensive income. The Company adopted the applicable provisions of SFAS No. 158 effective December 31, 2006, as required, which resulted in a net decrease to accumulated other comprehensive income of $89.0 million for a limited number of applicable international markets. In 2008, the Company recorded an unrecognized actuarial loss, net of tax, of $60.4 million and in 2007 recorded an unrecognized actuarial gain, net of tax, of $51.3 million, in accumulated other comprehensive income.

Sabbatical leave

In certain countries, eligible employees are entitled to take a paid sabbatical after a predetermined period of service. In 2006, the FASB ratified Emerging Issues Task Force Issue 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. Previously, the Company expensed sabbatical costs as incurred. The Company adopted EITF 06-2 effective January 1, 2007, as required and accordingly, recorded a $36.1 million cumulative adjustment, net of tax, to decrease beginning retained earnings in the first quarter 2007. The annual impact to earnings is not significant.

Fair value measurements

In 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions of SFAS No. 157 related to debt and derivatives as of January 1, 2008 and elected the deferral for non-financial assets and liabilities. The effect of adopting this standard was not significant, and the Company does not expect the January 1, 2009 adoption of SFAS No. 157 for non-financial assets and liabilities to have a significant impact on its consolidated financial statements.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•

Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

The Company’s use of derivatives primarily consists of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$444.9				$444.9
Investments	96.1	*			96.1
Derivative receivables	90.2	*	$131.4		221.6
Total assets at fair value	$631.2		$131.4		$762.6
Derivative payables			$(25.6)		$(25.6)
Total liabilities at fair value			$(25.6)		$(25.6)

*	Represents long-term investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

Business combinations

In 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS No. 141(R) to have a significant impact on our consolidated financial statements.

Noncontrolling interests

In 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51 (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 becomes effective beginning January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements.

PROPERTY AND EQUIPMENT

Net property and equipment consisted of:

In millions	December 31, 2008	2007
Land	$ 4,689.6	$4,836.6
Buildings and improvements on owned land	10,952.3	11,306.6
Buildings and improvements on leased land	10,788.6	10,962.6
Equipment, signs and seating	4,205.1	4,558.2
Other	516.8	539.7
	31,152.4	32,203.7
Accumulated depreciation and amortization	(10,897.9)	(11,219.0)
Net property and equipment	$20,254.5	$20,984.7

Depreciation and amortization expense related to continuing operations was (in millions): 2008-$1,161.6; 2007-$1,145.0; 2006-$1,146.3.

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

In connection with the Company’s sale of its investment in Boston Market in August 2007, the Company received proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. In addition, Boston Market’s net income (loss) for 2007 and 2006 was ($8.5) million and $6.9 million, respectively.

In first quarter 2006, Chipotle completed an IPO of 6.1 million shares resulting in a tax-free gain to McDonald’s of $32.0 million to reflect an increase in the carrying value of the Company’s investment as a result of Chipotle selling shares in the public offering. Concurrent with the IPO, McDonald’s sold 3.0 million Chipotle shares, resulting in net proceeds to the Company of $61.4 million and an additional gain of $13.6 million after tax. In second quarter 2006, McDonald’s sold an additional 4.5 million Chipotle shares, resulting in net proceeds to the Company of $267.4 million and a gain of $127.8 million after tax, while still retaining majority ownership. In fourth quarter 2006, the Company completely separated from Chipotle through a noncash, tax-free exchange of its remaining Chipotle shares for its common stock. McDonald’s accepted 18.6 million shares of its common stock in exchange for the 16.5 million shares of Chipotle class B common stock held by McDonald’s and recorded a tax-free gain of $479.6 million. In addition, Chipotle’s net income for 2006 was $18.2 million.

Boston Market’s and Chipotle’s results of operations (exclusive of the transaction gains), which previously were included in Other Countries & Corporate, consisted of revenues and pretax income (loss) as follows:

In millions	2007	2006
Boston Market
Revenues	$444.1	$691.2
Pretax income (loss)	(17.0)	12.0
Chipotle
Revenues		$631.7
Pretax income		39.8

LATAM TRANSACTION

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. The Company refers to these markets as “Latam”. Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with the requirements of SFAS No. 144. As a result, the Company recorded an impairment charge of $1.7 billion in 2007, substantially all of which was noncash. The total charges for the full year included $895.8 million for the difference between the net book value of the Latam business and approximately $675 million in cash proceeds received. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $769.5 million recorded in shareholders’ equity. The Company recorded a tax benefit of $62.0 million in connection with this transaction. The tax benefit was minimal in 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected in other long-term liabilities on McDonald’s Consolidated balance sheet, totaling $141.8 million at December 31, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation. The Company mitigates the currency impact to income through the use of forward foreign exchange agreements.

The buyers of the Company’s operations in Latam entered into a 20-year master franchise agreement that requires the buyers, among other obligations to (i) pay monthly royalties commencing at a rate of approximately 5% of gross sales of the restaurants in these markets, substantially consistent with market rates for similar license arrangements; (ii) commit to adding approximately 150 new McDonald’s restaurants by the end of 2010 and pay an initial fee for each new restaurant opened; and (iii) commit to specified annual capital expenditures for existing restaurants.

IMPAIRMENT AND OTHER CHARGES, NET

On a pretax basis, the Company recorded impairment and other charges, net of $6.0 million in 2008, $1,670.3 million in 2007 and $134.2 million in 2006.

In 2008, the charges primarily related to market restructuring costs in Greece.

In 2007, the Company recorded a charge of $1.7 billion related to the sale of the Latam businesses to a developmental licensee. In addition, the charges for 2007 included a $15.7 million write-off of assets associated with the Toasted Deli Sandwich products in Canada and a net gain of $14.1 million as a result of the transfer of the Company’s ownership interest in three European markets to a developmental licensee, partly offset by a loss on the transfer of a small market in Europe to a developmental licensee.

In 2006, the charges primarily related to losses of $35.8 million incurred on the transfers of the Company’s ownership interest in certain markets, primarily in APMEA and Europe, to developmental licensees, costs of $35.3 million related to the closing of certain restaurants in the U.K. in conjunction with an overall restaurant portfolio review, costs of $29.3 million to buy out certain litigating franchisees in Brazil, asset write-offs and other charges in APMEA of $17.5 million, and a loss of $13.1 million related to the decision to dispose of supply chain operations in Russia.

OTHER OPERATING (INCOME) EXPENSE, NET

In millions	2008	2007	2006
Gains on sales of restaurant businesses	$(126.5)	$(88.9)	$(38.3)
Equity in earnings of unconsolidated affiliates	(110.7)	(115.6)	(76.8)
Asset dispositions and other expense	72.0	193.4	184.2
Total	$(165.2)	$(11.1)	$69.1

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business.

•	Equity in earnings of unconsolidated affiliates

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets – primarily Japan – results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and are included in conventional franchised restaurant counts.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for store closings, contingencies and uncollectible receivables, and other miscellaneous income and expenses.

GAIN ON SALE OF INVESTMENT

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million ($109.0 million after tax).

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

In connection with the 2007 sale of the Company’s businesses in Latam, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on McDonald’s Consolidated balance sheet, totaling $141.8 million at December 31, 2008 and $179.2 million at December 31, 2007. The change in the balance was primarily due to foreign currency translation. The Company mitigates the currency impact to income through the use of forward foreign exchange agreements.

FRANCHISE ARRANGEMENTS

Conventional franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and royalties to the Company based upon a percent of sales with minimum rent payments that parallel the Company’s underlying leases and escalations (on properties that are leased). Under this arrangement, franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. These franchisees pay related occupancy costs including property taxes, insurance and maintenance. In addition, in certain markets outside the U.S., franchisees pay a refundable, non-interest bearing security deposit. Affiliates and developmental licensees operating under license agreements pay a royalty to the Company based upon a percent of sales, and may pay initial fees.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised restaurants consisted of:

In millions	2008	2007	2006
Rents	$4,612.8	$4,177.2	$3,756.1
Royalties	2,275.7	1,941.1	1,685.2
Initial fees	73.0	57.3	51.5
Revenues from franchised restaurants	$6,961.5	$6,175.6	$5,492.8

Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned Sites	Leased Sites	Total
2009	$1,125.0	$965.1	$2,090.1
2010	1,091.2	936.6	2,027.8
2011	1,047.7	904.2	1,951.9
2012	1,014.1	872.2	1,886.3
2013	975.8	833.2	1,809.0
Thereafter	7,648.8	5,992.0	13,640.8
Total minimum payments	$12,902.6	$10,503.3	$23,405.9

At December 31, 2008, net property and equipment under franchise arrangements totaled $11.9 billion (including land of $3.5 billion) after deducting accumulated depreciation and amortization of $5.7 billion.

LEASING ARRANGEMENTS

At December 31, 2008, the Company was the lessee at 13,620 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2009	$980.8	$65.3	$1,046.1
2010	918.7	52.9	971.6
2011	849.1	41.7	890.8
2012	779.6	29.8	809.4
2013	724.5	21.6	746.1
Thereafter	5,500.0	114.4	5,614.4
Total minimum payments	$9,752.7	$325.7	$10,078.4

The following table provides detail of rent expense:

In millions	2008	2007	2006
Company-operated restaurants:
U.S.	$73.7	$82.0	$81.6
Outside the U.S.	532.0	533.9	515.1
Total	605.7	615.9	596.7
Franchised restaurants:
U.S.	374.7	358.4	340.2
Outside the U.S.	409.4	364.5	312.5
Total	784.1	722.9	652.7
Other	101.8	98.5	104.5
Total rent expense	$1,491.6	$1,437.3	$1,353.9

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2008–$130.2; 2007–$118.3; 2006–$106.9. Franchised restaurants: 2008–$143.5; 2007–$136.1; 2006–$124.3.

INCOME TAXES

Income from continuing operations before provision for income taxes, classified by source of income, was as follows:

In millions	2008	2007	2006
U.S.	$2,769.4	$2,455.0	$2,126.2
Outside the U.S.	3,388.6	1,117.1	2,028.2
Income from continuing operations before provision for income taxes	$6,158.0	$3,572.1	$4,154.4

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2008	2007	2006
U.S. federal	$808.4	$480.8	$624.8
U.S. state	134.7	84.9	107.4
Outside the U.S.	800.2	710.5	522.7
Current tax provision	1,743.3	1,276.2	1,254.9
U.S. federal	75.6	(14.3)	55.7
U.S. state	28.7	10.0	10.8
Outside the U.S.	(2.8)	(34.8)	(33.1)
Deferred tax provision (benefit)	101.5	(39.1)	33.4
Provision for income taxes	$1,844.8	$1,237.1	$1,288.3

Net deferred tax liabilities consisted of:

In millions	December 31, 2008	2007
Property and equipment	$1,587.5	$1,532.7
Other	308.1	231.8
Total deferred tax liabilities	1,895.6	1,764.5
Property and equipment	(243.4)	(370.5)
Employee benefit plans	(300.9)	(292.8)
Intangible assets	(227.8)	(282.4)
Capital loss carryforwards	(161.9)	(228.3)
Deferred foreign tax credits	(131.1)	(127.2)
Operating loss carryforwards	(70.9)	(102.6)
Indemnification liabilities	(49.6)	(62.7)
Other	(462.3)	(295.8)
Total deferred tax assets before valuation allowance	(1,647.9)	(1,762.3)
Valuation allowance	199.7	385.1
Net deferred tax liabilities	$ 447.4	$387.3
Balance sheet presentation:
Deferred income taxes	$ 944.9	$960.9
Other assets–miscellaneous	(417.4)	(502.8)
Current assets–prepaid expenses and other current assets	(80.1)	(70.8)
Net deferred tax liabilities	$ 447.4	$387.3

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.8	2.3	1.9
Benefits and taxes related to foreign operations	(6.4)	(7.5)	(5.3)
Completion of federal tax audit		(8.9)
Latam transaction		14.3
Other, net	(0.4)	(0.6)	(0.6)
Effective income tax rates	30.0%	34.6%	31.0%

As of December 31, 2008 and 2007, the Company’s gross unrecognized tax benefits totaled $272.5 million and $249.7 million, respectively. After considering the federal impact on state issues, about $225 million of the total as of December 31, 2008 would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2008	2007
Balance at January 1	$249.7	$664.3
Decreases for positions taken in prior years:
Remeasurement due to completion of audit	(7.6)	(295.8)
Disposition of entity		(29.9)
Other	(14.2)	(60.4)
Increases for positions taken in prior years	25.0	18.3
Increases for positions related to the current year	65.9	82.5
Settlements with taxing authorities	(39.5)	(122.7)
Lapsing of statutes of limitations	(6.8)	(6.6)
Balance at December 31(1)	$272.5	$249.7

(1)	Included in other long-term liabilities on the Consolidated balance sheet.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $30 million to $40 million. This decrease would result from the expiration of the statute of limitations and the completion of tax audits in multiple tax jurisdictions.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company had $24.1 million and $9.4 million accrued for interest at December 31, 2008 and 2007, respectively, and no accrual for penalties in either year. The Company recorded interest expense related to tax matters of $13.7 million in 2008 and interest income related to tax matters of $34.9 million in 2007, and no expense for penalties in either year.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $6.9 billion at December 31, 2008 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in the food service industry and manages its business as distinct geographic segments.

All intercompany revenues and expenses are eliminated in computing revenues and operating income. Royalties and other payments from subsidiaries outside the U.S. were (in millions): 2008–$1,229.8; 2007–$1,116.7; 2006–$945.4.

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

In millions	2008	2007		2006
U.S.	$8,078.3	$7,905.5		$7,464.1
Europe	9,922.9	8,926.2		7,637.7
APMEA	4,230.8	3,598.9		3,053.5
Other Countries & Corporate	1,290.4	2,356.0		2,739.9
Total revenues	$23,522.4	$22,786.6		$20,895.2
U.S.	$3,059.7	$2,841.9		$2,657.0
Europe	2,608.0	2,125.4		1,610.2
APMEA	818.8	616.3		364.4
Other Countries & Corporate	(43.6)	(1,704.6)		(198.6)
Total operating income	$6,442.9	$3,879.0	(1)	$4,433.0	(2)
U.S.	$10,356.7	$10,031.8		$9,477.4
Europe	10,532.7	11,380.4		10,413.9
APMEA	4,074.6	4,145.3		3,727.6
Other Countries & Corporate	3,497.5	3,834.2		3,529.4
Businesses held for sale				1,631.5
Discontinued operations				194.7
Total assets	$28,461.5	$29,391.7		$28,974.5
U.S.	$837.4	$805.1		$774.3
Europe	864.1	687.4		504.9
APMEA	360.6	302.8		208.1
Other Countries & Corporate	73.6	97.3		85.4
Businesses held for sale		43.7		87.0
Discontinued operations		10.3		82.2
Total capital expenditures	$2,135.7	$1,946.6		$1,741.9
U.S.	$400.9	$402.7		$390.5
Europe	506.3	473.3		436.4
APMEA	193.4	178.1		171.8
Other Countries & Corporate	107.2	112.6		110.4
Businesses held for sale		26.1		81.8
Discontinued operations		21.3		59.0
Total depreciation and amortization	$1,207.8	$1,214.1		$1,249.9

See Impairment and other charges, net note for further discussion of the following items:

(1)	Includes $1.7 billion of charges/(credits) (Other Countries & Corporate–$1,681.0 million and Europe–($10.7) million) primarily related to the Latam transaction.

(2)	Includes $134.2 million of charges (Europe–$61.9 million; APMEA–$48.2 million and Other Countries & Corporate–$24.1 million) primarily related to losses incurred on the transfers of the Company’s ownership interest in certain markets to developmental licensees and certain other strategic actions.

Total long-lived assets, primarily property and equipment, were (in millions)—Consolidated: 2008–$24,385.8; 2007–$25,186.9; 2006–$23,185.3. U.S. based: 2008–$10,389.7; 2007–$10,043.7; 2006–$9,421.6.

DEBT FINANCING

Line of credit agreements

At December 31, 2008, the Company had a $1.3 billion line of credit agreement expiring in 2012 with fees of 0.05% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $783.2 million at December 31, 2008; these uncommitted lines of credit were principally short-term and denominated in various currencies at local market rates of interest.

As a result of the Company’s decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA), certain wholly-owned subsidiaries outside the U.S. entered into a multi-currency term loan facility totaling $2.9 billion in 2005. The facility expired in 2008, and the $1.8 billion in outstanding borrowings at December 31, 2007 were repaid during 2008.

The weighted-average interest rate of short-term borrowings was 4.7% at December 31, 2008 (based on $232.1 million of commercial paper and $625.4 million of foreign currency bank line borrowings) and 5.9% at December 31, 2007 (based on $625.8 million of foreign currency bank line borrowings).

Fair values

At December 31, 2008, the fair value of the Company’s debt obligations was estimated at $10.3 billion, compared to a carrying amount of $10.2 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the SFAS No. 157 valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity.

The carrying amounts for both cash and equivalents and notes receivable approximate fair value. No fair value was estimated for non-interest bearing security deposits by franchisees, because these deposits are an integral part of the overall franchise arrangements.

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

In January 2009, the Company issued $400 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 5.0%, and $350 million of 30-year U.S. Dollar-denominated bonds at a coupon rate of 5.7%.

The following table summarizes the Company’s debt obligations. (Interest rates and debt amounts reflected in the table include the effects of interest rate exchange agreements.)

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2008	2007	2008	2007
Fixed		5.6%	5.5%	$4,726.1	$3,042.3
Floating		2.3	4.8	857.1	160.0
Total U.S. Dollars	2009-2038			5,583.2	3,202.3
Fixed		5.0	2.7	704.1	121.8
Floating		5.2	4.8	829.4	2,093.3
Total Euro	2009-2015			1,533.5	2,215.1
Fixed		6.0	6.0	654.9	1,078.8
Floating		3.6	6.5	2.0	689.9
Total British Pounds Sterling	2009-2032			656.9	1,768.7
Fixed		2.2	2.2	720.1	585.0
Floating		1.6		440.2
Total Japanese Yen	2010-2030			1,160.3	585.0
Fixed		2.8	3.4	453.8	497.8
Floating		5.6	5.7	722.5	946.9
Total other currencies(2)	2009-2014			1,176.3	1,444.7
Debt obligations before fair value adjustments(3)				10,110.2	9,215.8
Fair value adjustments(4)				107.6	85.3
Total debt obligations(5)				$10,217.8	$9,301.1

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Chinese Renminbi, Swiss Francs, Korean Won, and Singapore Dollars.

(3)	Aggregate maturities for 2008 debt balances, before fair value adjustments, were as follows (in millions): 2009–$31.8; 2010–$616.5; 2011–$610.9; 2012–$2,214.3; 2013–$657.0; Thereafter–$5,979.7. These amounts include a reclassification of short-term obligations totaling $1.3 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2012.

(4)	SFAS No. 133 requires that the carrying value of underlying items in fair value hedges, in this case debt obligations, be adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in either miscellaneous other assets or other long-term liabilities. A portion ($25.1 million) of the adjustments at December 31, 2008 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(5)	Includes notes payable, current maturities of long-term debt and long-term debt included on the Consolidated balance sheet. The increase in debt obligations from December 31, 2007 to December 31, 2008 was due to (in millions): net issuances ($1,045.7), SFAS No. 133 noncash fair value adjustments ($22.3) and other changes ($4.0), partly offset by changes in exchange rates on foreign currency denominated debt ($155.3).

ESOP loans

Borrowings related to the leveraged Employee Stock Ownership Plan (ESOP) at December 31, 2008, which include $63.6 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $56.4 million and $63.8 million at December 31, 2008 and 2007, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

EMPLOYEE BENEFIT PLANS

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, an ESOP feature, and a discretionary employer profit sharing match. The 401(k) feature allows participants to make pretax contributions that are partly matched from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer profit sharing match after the end of the year for those participants eligible to share in the match who have contributed to the 401(k) feature.

All contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Beginning in 2007, participants’ annual contributions to the 401(k) feature and the discretionary employer match are limited to 20% investment in McDonald’s common stock.

The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $389.7 million at December 31, 2008 and $415.3 million at December 31, 2007 and were primarily included in other long-term liabilities on the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2008, derivatives with a fair value of $90.2 million indexed to the Company’s stock as well as an investment totaling $60.7 million indexed to certain market indices were included in miscellaneous other assets on the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2008–$61.2; 2007–$57.6; 2006–$60.1. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2008–$55.4; 2007–$62.7; 2006–$69.8.

The total combined liabilities for international retirement plans were $131.1 million and $129.4 million at December 31, 2008 and 2007, respectively, primarily in the U.K. and Canada.

Other postretirement benefits and post-employment benefits were immaterial.

SHARE-BASED COMPENSATION

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 97.3 million at December 31, 2008, including 40.9 million available for future grants.

Stock options

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 11 million options outstanding at December 31, 2008) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $549.5 million, $815.3 million and $412.6 million, respectively. Cash received from stock options exercised during 2008 was $548.2 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $160.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2008, 2007 and 2006, and changes during the years then ended, is presented in the following table:

	2008				2007		2006
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	67.5	$31.85			101.9	$30.03	136.3	$28.90
Granted	5.3	56.55			5.7	45.02	7.0	36.36
Exercised	(18.7)	29.97			(38.4)	28.89	(37.7)	26.86
Forfeited/expired	(0.7)	37.53			(1.7)	33.63	(3.7)	32.51
Outstanding at end of year	53.4	$34.88	5.22	$1,458.0	67.5	$31.85	101.9	$30.03
Exercisable at end of year	40.8	$31.21	4.31	$1,263.6	52.6		78.7

RSUs

RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. Certain executives have been awarded RSUs that vest based on Company performance. The fair value of each RSU granted is equal to the market price of the

Company’s stock at date of grant less the present value of expected dividends over the vesting period.

A summary of the Company’s RSU activity during the years ended December 31, 2008, 2007 and 2006 is presented in the following table:

	2008		2007		2006
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	3.4	$35.94	2.6	$33.00	2.6	$23.60
Granted	0.8	51.10	1.2	41.73	1.4	34.12
Vested	(1.1)	30.38	(0.2)	32.78	(1.3)	15.24
Forfeited	(0.1)	40.41	(0.2)	35.97	(0.1)	31.78
Nonvested at end of year	3.0	$40.88	3.4	$35.94	2.6	$33.00

The Company realized tax deductions of $8.8 million from RSUs vested during 2008. The total fair value of RSUs vested during 2008, 2007 and 2006 was $56.4 million, $12.6 million and $43.8 million, respectively.

QUARTERLY RESULTS (UNAUDITED)

In millions, except per share data	Quarters ended December 31			Quarters ended September 30				Quarters ended June 30				Quarters ended March 31
	2008	2007		2008		2007		2008		2007		2008	2007
Revenues
Sales by Company-operated restaurants	$3,855.0	$4,103.2		$4,411.1		$4,276.2		$4,296.0		$4,317.8		$3,998.8	$3,913.8
Revenues from franchised restaurants	1,710.0	1,650.4		1,856.2		1,624.7		1,779.3		1,521.6		1,616.0	1,378.9
Total revenues	5,565.0	5,753.6		6,267.3		5,900.9		6,075.3		5,839.4		5,614.8	5,292.7
Company-operated margin	664.1	705.3		823.9		783.9		760.8		759.6		659.2	620.5
Franchised margin	1,411.7	1,355.3		1,539.3		1,337.3		1,464.0		1,240.1		1,316.2	1,103.2
Operating income (loss)	1,502.2	1,354.6		1,823.7		1,524.8		1,654.2		(181.7	)(4)	1,462.8	1,181.3
Income (loss) from continuing operations	985.3	1,273.2	(1)	1,191.3		1,003.7		1,190.5	(3)	(708.4	)(4)	946.1	766.5
Net income (loss)	$985.3	$1,273.2	(1)	$1,191.3		$1,071.2	(2)	$1,190.5	(3)	$(711.7	)(4)	$946.1	$762.4
Per common share—basic:
Income (loss) from continuing operations	$0.88	$1.08	(1)	$1.07		$0.85		$1.05	(3)	$(0.59	)(4)	$0.83	$0.64
Net income (loss)	$0.88	$1.08	(1)	$1.07		$0.90	(2)	$1.05	(3)	$(0.60	)(4)	$0.83	$0.63
Per common share—diluted:
Income (loss) from continuing operations	$0.87	$1.06	(1)	$1.05		$0.83		$1.04	(3)	$(0.59	)(4)	$0.81	$0.63
Net income (loss)	$0.87	$1.06	(1)	$1.05		$0.89	(2)	$1.04	(3)	$(0.60	)(4)	$0.81	$0.62
Dividends declared per common share				$0.875	(5)	$1.50		$0.375				$0.375
Weighted-average common shares—basic	1,115.4	1,173.7		1,116.6		1,185.0		1,128.9		1,193.7		1,145.6	1,201.2
Weighted-average common shares—diluted	1,131.6	1,196.8		1,136.0		1,207.1		1,148.8		1,193.7		1,165.3	1,222.3
Market price per common share:
High	$64.02	$63.69		$67.00		$55.73		$61.76		$52.88		$59.48	$46.21
Low	45.79	54.67		55.55		46.64		55.14		44.26		49.36	42.31
Close	62.19	58.91		61.70		54.47		56.22		50.76		55.77	45.05

(1)	Includes an income tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an IRS examination of the Company’s 2003-2004 U.S. federal tax returns.

(2)	Includes income from discontinued operations of $67.5 million after tax ($0.05 per share–basic, $0.06 per share–diluted) primarily due to the gain on the sale of Boston Market.

(3)	Includes income of $109.0 million after tax ($0.09 per share-basic, $0.10 per share-diluted) from the sale of the Company’s minority ownership interest in U.K.-based Pret A Manger.

(4)	Includes net pretax and after tax expense of $1.6 billion ($1.32 per share from continuing operations–basic, $1.33 per share net income–basic, $1.31 per share–diluted) related to the sale of Latam to a developmental licensee.

(5)	Includes a $0.375 per share dividend declared and paid in third quarter and a $0.50 per share dividend declared in third quarter and paid in fourth quarter.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2008, management believes that the Company’s internal control over financial reporting is effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2008, 2007 and 2006 and the Company’s internal control over financial reporting as of December 31, 2008. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

McDONALD’S CORPORATION

February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

McDonald’s Corporation

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and our report dated February 18, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 18, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on the Company’s website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 9 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2008. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	39,490,575	(1)	$35.10	40,870,134
Equity compensation plans not approved by security holders	16,936,105	(2)	35.45
Total	56,426,680		$35.21	40,870,134
(1)	Includes stock options outstanding under the following plans: 2001 Omnibus Stock Ownership Plan–36,325,896 shares; 1992 Stock Ownership Incentive Plan (1992 Plan)–104,700 shares; and Non-Employee Director Stock Option Plan–25,500 shares. Also includes 3,034,479 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options outstanding under the following plans: 1992 Plan–16,304,089; 1975 Stock Ownership Option Plan–617,766; and 1999 Non-Employee Director Stock Option Plan–14,250.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. (1)	All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 32 through 46 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

MCDONALD’S CORPORATION EXHIBIT INDEX (ITEM 15)

Exhibit Number Description

(3) (a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

(b)	By-Laws, as amended and restated with effect as of December 4, 2008, incorporated herein by reference from Form 8-K, dated December 4, 2008.

(4)	Instruments defining the rights of security holders, including Indentures: *

(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(i)	6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed January 13, 1998.

(ii)	Medium-Term Notes, Series F, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), filed July 15, 1998.

(iii)	Medium-Term Notes, Series G, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), filed May 3, 2001.

(iv)	Medium-Term Notes, Series H, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), filed July 10, 2002.

(v)	Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(i)	8 7/8% Debentures due 2011. Supplemental Indenture No. 17, dated April 1, 1991, incorporated herein by reference from Exhibit (4) of Form 8-K, filed April 23, 1991.

(ii)	Medium-Term Notes, Series D, Due from 9 months (U.S. Issue)/184 Days (Euro Issue) to 60 Years from Date of Issue. Supplemental Indenture No. 18, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 33-42642), filed September 9, 1991.

(d)	McDonald’s Corporation 2002 QSC Rewards Program, effective as of February 13, 2002, incorporated herein by reference from Exhibit (4) of Form S-3/A Registration Statement (File No. 333-82920), filed March 14, 2002.

(i)	Prospectus dated March 15, 2002, incorporated by reference from Form 424(b)(4) (File No. 333-82920), filed March 20, 2002, as supplemented by the Prospectus Supplement, dated March 4, 2003 (incorporated by reference from Form 424(b)(3), filed March 4, 2003) and the Prospectus Supplement, dated September 25, 2003 (incorporated by reference from Form 424(b)(3), filed September 26, 2003).

(10)	Material Contracts

(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i)	First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, effective as of October 21, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.**

(i)	First Amendment to McDonald’s Corporation 1975 Stock Ownership Option Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

(i)	First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), filed herewith.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i)	First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective February 11, 2009, filed herewith.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(j)	McDonald’s Corporation 2004 Cash Incentive Plan, effective as of January 1, 2004, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2004.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(i)	First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(12)	Computation of ratio of earnings to fixed charges.

(21)	Subsidiaries of the registrant.

(23)	Consent of independent registered public accounting firm.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation

(Registrant)

/s/ Peter J. Bensen
By	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 25, 2009
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of February, 2009:

Signature, Title

/s/ Ralph Alvarez
By	Ralph Alvarez
President, Chief Operating Officer and Director

/s/ Susan E. Arnold
By	Susan E. Arnold
Director

/s/ Peter J. Bensen
By	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

/s/ Robert A. Eckert
By	Robert A. Eckert
Director

/s/ Enrique Hernandez, Jr.
By	Enrique Hernandez, Jr.
Director

Signature, Title

/s/ Jeanne P. Jackson
By	Jeanne P. Jackson
Director

/s/ Richard H. Lenny
By	Richard H. Lenny
Director

/s/ Walter E. Massey
By	Walter E. Massey
Director

/s/ Andrew J. McKenna
By	Andrew J. McKenna
Chairman of the Board and Director

/s/ Cary D. McMillan
By	Cary D. McMillan
Director

/s/ Kevin M. Ozan
By	Kevin M. Ozan
Corporate Senior Vice President – Controller

/s/ Sheila A. Penrose
By	Sheila A. Penrose
Director

/s/ John W. Rogers, Jr.
By	John W. Rogers, Jr.
Director

/s/ James A. Skinner
By	James A. Skinner
Vice Chairman, Chief Executive Officer and Director

/s/ Roger W. Stone
By	Roger W. Stone
Director