Form 10-Q
period 2009-03-31
MCDONALDS CORP
filed 2009-05-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5231

McDONALD’S CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One McDonald’s Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                          Large accelerated filer ☒                    Accelerated filer ☐

                          Non-accelerated filer ☐    (do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

1,103,243,371

(Number of shares of common stock

outstanding as of March 31, 2009)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2009	December 31, 2008
Assets
Current assets
Cash and equivalents	$ 1,978.7	$ 2,063.4
Accounts and notes receivable	903.4	931.2
Inventories, at cost, not in excess of market	99.2	111.5
Prepaid expenses and other current assets	469.1	411.5
Total current assets	3,450.4	3,517.6
Other assets
Investments in and advances to affiliates	1,101.7	1,222.3
Goodwill	2,198.0	2,237.4
Miscellaneous	1,306.3	1,229.7
Total other assets	4,606.0	4,689.4
Property and equipment
Property and equipment, at cost	30,560.5	31,152.4
Accumulated depreciation and amortization	(10,806.3)	(10,897.9)
Net property and equipment	19,754.2	20,254.5
Total assets	$ 27,810.6	$ 28,461.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 488.8	$ 620.4
Income taxes	181.2
Other taxes	241.6	252.7
Accrued interest	148.0	173.8
Accrued payroll and other liabilities	1,134.3	1,459.2
Current maturities of long-term debt	19.0	31.8
Total current liabilities	2,212.9	2,537.9
Long-term debt	10,420.1	10,186.0
Other long-term liabilities	1,482.0	1,410.1
Deferred income taxes	1,012.5	944.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,635.7	4,600.2
Retained earnings	29,380.7	28,953.9
Accumulated other comprehensive income (loss)	(303.6)	101.3
Common stock in treasury, at cost; 557.4 and 545.3 million shares	(21,046.3)	(20,289.4)
Total shareholders’ equity	12,683.1	13,382.6
Total liabilities and shareholders’ equity	$ 27,810.6	$28,461.5

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2009	2008
Revenues
Sales by Company-operated restaurants	$3,484.7	$3,998.8
Revenues from franchised restaurants	1,592.7	1,616.0
Total revenues	5,077.4	5,614.8
Operating costs and expenses
Company-operated restaurant expenses	2,920.5	3,339.6
Franchised restaurants – occupancy expenses	296.7	299.8
Selling, general & administrative expenses	497.3	552.4
Impairment and other charges, net	1.2	0.5
Other operating (income) expense, net	(38.7)	(40.3)
Total operating costs and expenses	3,677.0	4,152.0
Operating income	1,400.4	1,462.8
Interest expense	120.9	128.5
Nonoperating (income) expense, net	(16.4)	(28.9)
Gain on sale of investment	(76.5)
Income before provision for income taxes	1,372.4	1,363.2
Provision for income taxes	392.9	417.1
Net income	$979.5	$946.1
Net income per common share–basic:	$0.88	$0.83
Net income per common share–diluted:	$0.87	$0.81
Dividends declared per common share	$0.50	$0.375
Weighted-average shares outstanding–basic	1,109.6	1,145.6
Weighted-average shares outstanding–diluted	1,124.4	1,165.3

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2009	2008
Operating activities
Net income	$979.5	$946.1
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	282.2	304.7
Deferred income taxes	50.3	12.8
Gain on sale of investment	(76.5)
Share-based compensation	30.4	35.1
Other	81.0	39.5
Changes in working capital items	(216.2)	140.3
Cash provided by operations	1,130.7	1,478.5
Investing activities
Property and equipment expenditures	(413.7)	(405.1)
Purchases and sales of restaurant businesses and property sales	54.1	72.4
Proceeds on sale of investment, net	9.8
Other	(18.8)	15.2
Cash used for investing activities	(368.6)	(317.5)
Financing activities
Notes payable and long-term financing issuances and repayments	467.1	2,095.5
Treasury stock purchases	(812.5)	(2,011.3)
Common stock dividends	(553.4)	(426.4)
Proceeds from stock option exercises	37.5	108.6
Excess tax benefit on share-based compensation	15.5	32.4
Other	26.1	(80.2)
Cash used for financing activities	(819.7)	(281.4)
Effect of exchange rates on cash and cash equivalents	(27.1)	61.3
Cash and equivalents increase (decrease)	(84.7)	940.9
Cash and equivalents at beginning of period	2,063.4	1,981.3
Cash and equivalents at end of period	$1,978.7	$2,922.2

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2009 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2009	2008
Conventional franchised	18,487	17,761
Developmental licensed	2,957	2,780
Affiliated	4,134	4,083
Total Franchised	25,578	24,624
Company-operated	6,482	6,815
Systemwide restaurants	32,060	31,439

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2009 and 2008:

	Quarters Ended March 31,
In millions	2009	2008
Net income	$ 979.5	$ 946.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(398.4)	421.8
Deferred hedging adjustments	(6.8)	31.5
Pension liability adjustment	0.3	(14.9)
Total other comprehensive income (loss)	(404.9)	438.4
Total comprehensive income	$ 574.6	$1,384.5

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 14.8 million shares and 19.7 million shares for the first quarter 2009 and 2008, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.1 million shares and 5.2 million shares for the first quarter 2009 and 2008, respectively.

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions of SFAS No. 157 related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adopting this standard was not significant in either period.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$622.6				$622.6
Investments	129.8	*			129.8
Derivative receivables	75.2	*	$155.3		230.5
Total assets at fair value	$827.6		$155.3		$982.9

Derivative payables			$(41.5)		$(41.5)
Total liabilities at fair value			$(41.5)		$(41.5)

*	Represents: (a) long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans; and (b) shares of Coinstar, Inc. (Coinstar) common stock received from the Company’s sale of its investment in Redbox Automated Retail, LLC (Redbox).

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends and expands the previous disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. The Company’s derivatives that are designated as hedging instruments under SFAS No. 133 consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments under SFAS No. 133. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. The fair value changes of these derivatives are recorded in selling, general & administrative expenses. In addition, the Company uses forward foreign currency exchange agreements to mitigate the change in fair value of certain foreign denominated assets and liabilities. Since these derivatives are not designated as hedging instruments under SFAS No. 133, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments under SFAS No. 133 as the underlying foreign currency royalties are earned.

All derivative instruments designated as hedging instruments under SFAS No. 133 are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments under SFAS No. 133) are recognized on the consolidated balance sheet at fair value and classified based on the instruments’ maturity date. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (OCI) and/or current earnings.

The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of March 31, 2009:

In millions	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Foreign currency options	Prepaid expenses and other current assets	$46.7		Accrued payroll and other liabilities	$—
Interest rate exchange agreements	Prepaid expenses and other current assets	7.0		Accrued payroll and other liabilities	—
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	0.3		Accrued payroll and other liabilities	(2.8)
Foreign currency options	Miscellaneous other assets	4.5		Other long-term liabilities	—
Interest rate exchange agreements	Miscellaneous other assets	79.3		Other long-term liabilities	(2.5)

Total derivatives designated as hedging instruments under SFAS No. 133		$137.8			$(5.3)

Derivatives not designated as hedging instruments under SFAS No. 133

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$19.8		Accrued payroll and other liabilities	$(36.2)
Derivatives hedging supplemental benefit plan	Miscellaneous other assets	75.2		Other long-term liabilities	—

Total derivatives not designated as hedging instruments under SFAS No. 133		$95.0			$(36.2)

Total derivatives		$232.8	[1]		$(41.5)

¹   The fair value of derivatives is presented on a gross basis. Accordingly, the combined total value does not agree with the value provided in the Fair Value Measurements note, because that disclosure reflects collateral netting adjustments of $2.3 million.

The following table presents the pretax amounts affecting the consolidated statement of income for the three month period ended March 31, 2009:

In millions:

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative	Hedged Items in SFAS No. 133 Fair Value Hedge Relationships	(Gain) Loss Recognized in Income on Related Hedged Items
Interest rate exchange agreements	$(3.8)	Fixed-rate debt	$3.8

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Foreign currency options Interest rate exchange agreements¹ Forward foreign currency exchange agreements Total	$(16.0)	$(21.7)	$11.3
	(0.9)	(0.6)	—
	5.4	(2.4)	0.1

	$(11.5)	$(24.7)	$11.4

Derivatives in SFAS No. 133 Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)
Foreign currency denominated debt	$(188.3)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	(Gain) Loss Recognized in Income on Derivative
Forward foreign currency exchange agreements Derivatives hedging supplemental benefit plan² Foreign currency options Total	$(7.9)
	10.0
	0.4

	$ 2.5

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.
[1]	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.
[2]	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements under SFAS No. 133. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the three month period ended March 31, 2009. A total of $1.4 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash Flow Hedging Strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (i) interest rate exchange agreements; and (ii) forward foreign currency exchange agreements and foreign currency options.

The Company uses interest rate exchange agreements to effectively convert a portion of floating-rate debt into fixed-rate debt and the agreements are designed to reduce the impact of interest rate changes on future interest expense. A total of $100.9 million of the Company’s outstanding floating-rate debt was effectively converted to fixed-rate debt resulting from the use of interest rate exchange agreements.

To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses forward foreign currency exchange agreements and foreign currency options to hedge a portion of anticipated exposures.

When the U.S. dollar strengthens against foreign currencies, the decline in present value of future foreign denominated royalties is offset by gains in the fair value of the forward foreign currency exchange agreements and/or foreign currency options. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign denominated royalties is offset by losses in the fair value of the forward foreign currency exchange agreements and/or foreign currency options.

Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s absolute loss on a foreign currency option will not exceed the upfront premium paid for the contract. However, the potential gains on a foreign currency option are unlimited as the settlement value of the contract is based upon the difference between the fixed price of the contract and the spot exchange rate in the market at maturity.

The hedges typically cover the next 12-15 months of exposure and are denominated in various currencies. As of March 31, 2009, the Company had forward foreign currency exchange agreements and foreign currency options outstanding with an equivalent notional amount of $652.6 million that were used to hedge forecasted foreign currency denominated royalties.

As permitted under SFAS No. 133, the Company excludes the time value of foreign currency options, as well as the discount or premium points on a forward foreign currency exchange agreement from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

Based on interest rates and foreign currency exchange rates at March 31, 2009, the majority of the $41 million in cumulative deferred hedging gains, after tax, included in accumulated other comprehensive income in shareholders’ equity at March 31, 2009, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholder’s equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income. As of March 31, 2009, a total of $3.1 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at March 31, 2009 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2009, the Company held collateral of $2.3 million, which was used to reduce the carrying value of the derivatives recorded in miscellaneous other assets.

Gain on Sale of Investment

In February 2009, the Company sold its minority ownership interest in Redbox to Coinstar, the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In connection with the transaction, the Company recognized a nonoperating pretax gain of $76.5 million in the first quarter 2009. In April, the Company sold all of its holdings in Coinstar common stock.

The deferred consideration, which is payable in cash and/or Coinstar common stock, at Coinstar’s option subject to certain limitations, will escalate based on the timing of remaining payments. In April 2009, Coinstar paid a portion of the deferred consideration in the amount of $69.5 million. The remaining deferred consideration of $18 million to $21 million is due in full by October 30, 2009, but can be paid earlier by Coinstar. Additional nonoperating gain associated with the transaction will be recorded as the deferred consideration escalates and consideration is received, and will reflect any realized or unrealized changes in the value of Coinstar common stock received.

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

	Quarters Ended March 31,
In millions	2009	2008
Revenues
U.S.	$1,876.4	$1,896.6
Europe	1,948.2	2,375.6
APMEA	1,009.1	1,032.4
Other Countries & Corporate	243.7	310.2
Total revenues	$5,077.4	$5,614.8
Operating income
U.S.	$725.5	$682.5
Europe	489.9	577.2
APMEA	213.6	217.5
Other Countries & Corporate	(28.6)	(14.4)
Total operating income	$1,400.4	$1,462.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,060 restaurants in 118 countries at March 31, 2009, 25,578 were operated by franchisees (including 18,487 operated by conventional franchisees, 2,957 operated by developmental licensees and 4,134 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,482 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company has no capital invested. In addition, the Company has an equity investment in a limited number of foreign affiliates that invest in real estate and operate or franchise restaurants within a market.

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

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from restaurants licensed to affiliates and developmental licensees include royalties based on a percent of sales, and generally include initial fees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 37%, 38% and 20% of total revenues, respectively.

In February 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox), to Coinstar, Inc. (Coinstar), the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In connection with the transaction, the Company recognized a nonoperating pretax gain of $76.5 million in the first quarter 2009. The deferred consideration is payable in cash and/or Coinstar common stock, at Coinstar’s option subject to certain limitations.

Strategic Direction and Financial Performance

McDonald’s customer-centered Plan to Win – which is focused on being better, not just bigger – provides a common framework for our restaurants yet allows for local adaptation. The Plan facilitates the execution of multiple initiatives surrounding the five factors of exceptional customer experiences – people, products, place, price and promotion. Through the execution of these initiatives, we have enhanced the McDonald’s experience for customers worldwide, growing sales and guest counts in each of the last five years. This Plan, coupled with financial discipline, has delivered strong results for shareholders. Our continued commitment and ability to deliver a relevant restaurant experience that provides consumers with a broad range of quality menu choices, affordable prices and unmatched convenience is driving operating performance. In the first quarter 2009, our results were driven by strong comparable sales across all geographic segments despite one less trading day in the quarter due to 2008 being a leap year.

In the U.S., the business continues to gain market share as consumers visit McDonald’s more often for the classic taste of core products, convenient locations and operating hours, and compelling value across the menu. These factors, combined with increased sales of chicken, breakfast and beverages, contributed to a comparable sales increase of 4.7% for the first quarter.

Europe delivered solid first quarter comparable sales of 3.2% despite the shift in timing of Easter-related school and business holidays from March 2008 to April 2009. Our European business continues to gain market share as tiered-pricing menus, seasonal food events and day-part expansion in the morning and late night hours connect with customers. Europe’s locally relevant strategies continue to drive performance, and the segment is expected to strengthen as the year progresses.

APMEA reported strong first quarter comparable sales of 5.5% and an 11% constant currency increase in operating income driven by everyday affordability, menu choice and convenience.

The Company remains committed to returning value to shareholders through share repurchases and dividends. During the first quarter 2009, the Company repurchased 14.6 million shares of its stock for $823.2 million and paid a quarterly dividend of $0.50 per share or $553.4 million. For the full years 2007 and 2008 and first quarter of 2009 combined, the Company returned $12.9 billion toward the $15 billion to $17 billion targeted cash return to shareholders by the end of 2009. Given our strong balance sheet and operating performance, we fully expect to meet the target this year.

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets. For the full year 2008 and first quarter of 2009 combined, the Company refranchised about 770 restaurants. This shift to a greater percentage of franchised restaurants is expected to negatively impact consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. In addition, the Company expects a decrease in Company-operated margin dollars and an increase in franchised margin dollars. The impact on margin percentages will vary based on sales and operating costs of refranchised restaurants.

Operating Highlights Included:

•	Global comparable sales increase of 4.3% despite one less trading day in the quarter due to 2008 being a leap year

•	Combined operating margin increased 150 basis points (80 basis points in constant currencies) to 27.6%

•

Net income per share was $0.87, up 7% (17% in constant currencies), including a $0.04 per share gain from the sale of the Company’s minority interest in Redbox and $0.08 per share of negative impact from foreign currency translation

•	Returned nearly $1.4 billion to shareholders through share repurchases and dividends

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

•

The Company expects full-year 2009 selling, general & administrative expenses to decline, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2008 such as the biennial Worldwide Owner/Operator Convention and the Beijing Summer Olympics.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2009 to decrease approximately 5% to 10% compared with 2008. Interest income in 2009 is expected to decrease about 75% compared with 2008 primarily due to expected lower average interest rates.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2008, the Company’s annual net income per share would change by about 12 to 15 cents. Due to the recent strengthening of the U.S. Dollar relative to virtually all foreign currencies, full year 2009 revenues and net income per share will likely be negatively impacted by foreign currency translation. If foreign currency rates approximate current levels, currency translation is expected to negatively impact full year 2009 revenues and net income per share by about $2.3 billion and $0.32 per share, respectively.

•

The Company expects the effective income tax rate for the full-year 2009 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2009 to be approximately $2.1 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to open about 1,000 restaurants (950 traditional and 50 satellites). The Company expects net additions of about 650 restaurants (750 net traditional additions and 100 net satellite closings). These restaurant numbers include new unit openings (about 300 restaurants) in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures.

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For the full years 2007 and 2008 and first quarter of 2009 combined, the Company returned $12.9 billion to shareholders.

•

The Company continually reviews its restaurant ownership structures to optimize cash flow and returns and to enhance local relevance. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets, and will continue to utilize its developmental license strategy. For the full year 2008 and first quarter of 2009 combined, the Company refranchised about 770 restaurants, primarily in its major markets.

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

•

Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

•

Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, including those operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Comparable sales exclude the impact of currency translation. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact our comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2009
	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,484.7	(13)
Revenues from franchised restaurants	1,592.7	(1)
Total revenues	5,077.4	(10)
Operating costs and expenses
Company-operated restaurant expenses	2,920.5	(13)
Franchised restaurants – occupancy expenses	296.7	(1)
Selling, general & administrative expenses	497.3	(10)
Impairment and other charges, net	1.2	n/m
Other operating (income) expense, net	(38.7)	4
Total operating costs and expenses	3,677.0	(11)
Operating income	1,400.4	(4)
Interest expense	120.9	(6)
Nonoperating (income) expense, net	(16.4)	43
Gain on sale of investment	(76.5)	n/m
Income before provision for income taxes	1,372.4	1
Provision for income taxes	392.9	(6)
Net income	$979.5	4
Net income per common share–basic:	$0.88	6
Net income per common share–diluted:	$0.87	7

n/m Not meaningful

Impact of Foreign Currency Translation

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
			Currency Translation Benefit / (Cost)
Quarters Ended March 31,	2009	2008	2009
Revenues	$5,077.4	$5,614.8	$ (642.4)
Company-operated margins	564.2	659.2	(72.5)
Franchised margins	1,296.0	1,316.2	(109.0)
Selling, general & administrative expenses	497.3	552.4	43.0
Operating income	1,400.4	1,462.8	(137.9)
Net income	979.5	946.1	(86.2)
Net income per common share – diluted	0.87	0.81	(0.08)

Foreign currency translation had a negative impact on consolidated operating results for the quarter as the U.S. Dollar strengthened against most currencies of foreign markets in which the Company operates, primarily the Euro, British Pound, Australian Dollar and Canadian Dollar. The weaker Russian Ruble also had a negative impact on operating results.

Net Income and Diluted Net Income per Common Share

For the first quarter 2009, net income was $979.5 million and diluted net income per common share was $0.87. Results benefited by a $47.4 million, or $0.04 per share, after tax gain on the sale of the Company’s minority interest in Redbox. Results were negatively impacted by $0.08 per share due to the effect of foreign currency translation. For the first quarter 2008, net income was $946.1 million and diluted net income per common share was $0.81.

During the first quarter 2009, the Company repurchased 14.6 million shares of its stock for $823.2 million and paid a quarterly dividend of $0.50 per share or $553.4 million.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from franchised restaurants that are licensed to affiliates and developmental licensees include royalties based on a percent of sales, and generally include initial fees.

REVENUES Dollars in millions
Quarters Ended March 31,	2009	2008	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,043.5	$1,110.1	(6)	(6)
Europe	1,413.7	1,785.6	(21)	—
APMEA	875.7	895.6	(2)	9
Other Countries & Corporate	151.8	207.5	(27)	(9)
Total	$3,484.7	$3,998.8	(13)	—
Franchised revenues
U.S.	$832.9	$786.5	6	6
Europe	534.5	590.0	(9)	7
APMEA	133.4	136.8	(2)	16
Other Countries & Corporate	91.9	102.7	(11)	9
Total	$1,592.7	$1,616.0	(1)	7
Total revenues
U.S.	$1,876.4	$1,896.6	(1)	(1)
Europe	1,948.2	2,375.6	(18)	2
APMEA	1,009.1	1,032.4	(2)	10
Other Countries & Corporate	243.7	310.2	(21)	(4)
Total	$5,077.4	$5,614.8	(10)	2

Consolidated revenues decreased 10% (increased 2% in constant currencies) for the quarter. The constant currency growth was driven by positive comparable sales in all segments, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. As a result of refranchising, franchised restaurants represent 80% of systemwide restaurants at March 31, 2009 compared with 78% at March 31, 2008.

In the U.S., the decrease in revenues was due to the impact of the refranchising strategy, mostly offset by an increase in comparable sales driven by our iconic core products, market-leading breakfast business, including McCafé coffees, and continued focus on everyday value.

In Europe, the constant currency increase in revenues was primarily due to strong comparable sales in the U.K., France and Russia (which is entirely Company-operated). These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany.

In APMEA, the constant currency increase in revenues was primarily driven by strong comparable sales in Australia and expansion in China, partly offset by negative comparable sales in China due to the weak economic environment.

Comparable sales and guest counts for the first quarter 2009 were negatively impacted by about 1 percentage point due to the occurrence of leap year in 2008, while comparable sales and guest counts for first quarter 2008 benefited by about 1 percentage point. The following table presents the percent change in comparable sales for the quarters ended March 31, 2009 and 2008:

COMPARABLE SALES	% Increase
	Quarters Ended March 31,*
	2009	2008
U.S.	4.7	2.9
Europe	3.2	11.1
APMEA	5.5	9.4
Other Countries & Corporate	4.4	15.3
Total	4.3	7.4

*	On a consolidated basis, comparable guest counts increased 1.0% and 3.2% for the quarters ended March 31, 2009 and 2008, respectively.

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2009:

SYSTEMWIDE SALES
	Quarter Ended March 31, 2009
	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	6	6
Europe	(13)	5
APMEA	4	9
Other Countries & Corporate	(12)	6
Total	(2)	6

The following table presents franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters ended March 31, 2009 and 2008:

FRANCHISED SALES Dollars in millions
Quarters Ended March 31,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$6,253.9	$5,803.6	8	8
Europe	3,067.5	3,357.0	(9)	8
APMEA	2,280.4	2,128.8	7	10
Other Countries & Corporate	1,177.9	1,296.1	(9)	9
Total*	$12,779.7	$12,585.5	2	8

*	Included $2,729.0 million and $2,567.2 million of sales in 2009 and 2008, respectively, on which the Company earns a royalty on sales from developmental licensee restaurants and foreign affiliated markets. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based on sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended March 31,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2009	2008	2009	2008
Franchised
U.S.	82.5	82.2	$686.9	$646.2	6	6
Europe	76.7	78.0	410.3	460.0	(11)	5
APMEA	90.2	89.0	120.3	121.8	(1)	16
Other Countries & Corporate	85.4	85.9	78.5	88.2	(11)	8
Total	81.4	81.4	$1,296.0	$1,316.2	(2)	7
Company-operated
U.S.	18.3	17.8	$190.8	$197.2	(3)	(3)
Europe	15.3	16.0	216.4	286.3	(24)	(6)
APMEA	15.8	16.6	138.4	148.4	(7)	4
Other Countries & Corporate	12.2	13.2	18.6	27.3	(32)	(16)
Total	16.2	16.5	$564.2	$659.2	(14)	(3)

Franchised margin dollars decreased $20.2 million or 2% (increased 7% in constant currencies) for the quarter. Positive comparable sales in every segment and the refranchising strategy were the primary drivers of the constant currency growth in franchised margin dollars.

•	In the U.S., the increase in the franchised margin percent was primarily driven by positive comparable sales.

•

In Europe, the franchised margin percent was negatively impacted by the refranchising strategy, higher occupancy expenses and the cost of strategic brand and sales building initiatives, such as reimaging and extended hours, partly offset by positive comparable sales. These combined factors are expected to have a negative impact on the franchised margin percent to a lesser extent for the remainder of 2009. The strategic brand and sales building initiatives are designed to drive comparable guest count growth and long term profitability.

•

In APMEA, the growth in the franchised margin percent was primarily a result of foreign currency translation, mostly due to the weakening Australian Dollar. Because Australia’s franchised margin percent is lower than the overall segment average, it had a less dilutive impact on the segment’s margin percent as the Australian Dollar weakened in 2009.

Company-operated margin dollars decreased $95.0 million or 14% (3% in constant currencies) for the quarter. Company-operated margin dollars were negatively impacted by the refranchising strategy. The refranchising strategy had a positive impact on the margin percent.

•	In the U.S., the Company-operated margin percent increased due to positive comparable sales and the impact of the refranchising strategy, partly offset by higher commodity costs.

•

Europe’s Company-operated margin percent decreased primarily due to higher costs in Russia as a result of local inflation and the weaker Ruble’s impact on the cost of certain imported products. Overall, the segment was positively impacted by comparable sales and refranchising, offset by higher commodity and labor costs.

•	In APMEA, the Company-operated margin percent declined primarily due to the negative impact of economic conditions in China.

The following table presents margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended March 31,
	2009	2008
Food & paper	34.7	33.4
Payroll & employee benefits	26.0	26.8
Occupancy & other operating expenses	23.1	23.3
Total expenses	83.8	83.5
Company-operated margins	16.2	16.5

Selling, General & Administrative Expenses

Selling, general & administrative expenses decreased 10% (2% in constant currencies) for the quarter. Selling, general & administrative expenses as a percent of revenues remained flat at 9.8% for the first quarter 2009 compared with 2008 and as a percent of Systemwide sales decreased to 3.1% for 2009 compared with 3.3% for 2008.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2009	2008
Gains on sales of restaurant businesses	$(23.8)	$(13.1)
Equity in earnings of unconsolidated affiliates	(29.4)	(23.4)
Asset dispositions and other (income) expense	14.5	(3.8)
Total	$(38.7)	$(40.3)

In 2009, there were higher gains on sales of restaurant businesses reflecting the impact of the Company’s refranchising strategy, primarily in its major markets.

Asset dispositions and other (income) expense in 2008 included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended March 31,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$725.5	$682.5	6	6
Europe	489.9	577.2	(15)	1
APMEA	213.6	217.5	(2)	11
Other Countries & Corporate	(28.6)	(14.4)	(99)	16
Total	$1,400.4	$1,462.8	(4)	5

In the U.S., operating results increased primarily due to higher franchised margin dollars.

In Europe, operating results reflected solid operating performance in France and the U.K., offset by Germany and lower Company-operated margins in Russia.

In APMEA, operating results were driven by strong results in Australia and solid performance in Japan.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the first quarter 2009 and 2008 was 27.6% and 26.1%, respectively. In constant currencies, the 2009 combined operating margin increased 80 basis points.

Interest Expense

Interest expense for the quarter decreased primarily due to weaker foreign currencies and lower average interest rates, partly offset by higher average debt levels.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2009	2008
Interest income	$(5.7)	$(31.4)
Translation and hedging activity	(12.1)	4.7
Other (income) expense	1.4	(2.2)
Total	$(16.4)	$(28.9)

Interest income declined for the quarter primarily due to lower interest rates. Interest income in 2008 included $11.6 million of interest on the partial recovery of prior years’ sales taxes in the U.K.

Translation and hedging activity for the quarter included gains on the hedging of certain foreign-denominated cash flows.

Gain on Sale of Investment

In February 2009, the Company sold its minority ownership interest in Redbox to Coinstar, the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In connection with the transaction, the Company recognized a nonoperating pretax gain of $76.5 million in the first quarter 2009. In April, the Company sold all of its holdings in Coinstar common stock.

The deferred consideration, which is payable in cash and/or Coinstar common stock, at Coinstar’s option subject to certain limitations, will escalate based on the timing of remaining payments. In April 2009, Coinstar paid a portion of the deferred consideration in the amount of $69.5 million. The remaining deferred consideration of $18 million to $21 million is due in full by October 30, 2009, but can be paid earlier by Coinstar. Additional nonoperating gain associated with the transaction will be recorded as the deferred consideration escalates and consideration is received, and will reflect any realized or unrealized changes in the value of Coinstar common stock received.

Income Taxes

The effective income tax rate was 28.6% for first quarter 2009 compared with 30.6% for first quarter 2008. The effective tax rate for first quarter 2009 reflected tax benefits related to certain foreign transactions.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1.1 billion and exceeded capital expenditures by $717.0 million for the first quarter 2009. Cash provided by operations decreased $347.8 million compared to first quarter 2008 primarily due to changes in working capital items, partly due to the receipt of $123.5 million in first quarter 2008 related to the completion of an Internal Revenue Service examination and higher incentive based compensation payments in 2009 for the 2008 performance year.

Cash used for investing activities totaled $368.6 million in first quarter 2009, an increase of $51.1 million, primarily due to lower proceeds on property sales and higher capital expenditures.

Cash used for financing activities totaled $819.7 million for first quarter 2009, an increase of $538.3 million. First quarter 2009 reflected lower net debt issuances and higher dividends, partly offset by lower treasury stock purchases.

Debt obligations at March 31, 2009 totaled $10.4 billion compared with $10.2 billion at December 31, 2008. The increase in 2009 was primarily due to net issuances of $467 million, partly offset by the impact of changes in exchange rates on foreign currency denominated debt of $248 million.

Accounting Changes

Fair Value Measurements

In 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions of SFAS No. 157 related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adopting this standard was not significant in either period.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 amends and expands the previous disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

Business Combinations

In 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies, and requires the expensing of acquisition-related costs as incurred. The Company adopted the provisions of SFAS No. 141(R) related to business combinations as of January 1, 2009. The effect of adopting this standard was not significant.

Noncontrolling Interests in Consolidated Financial Statements

In 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of Accounting Research Bulletin No. 51 (ARB 51)) (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 became effective on January 1, 2009 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company adopted the provisions of SFAS No. 160 related to noncontrolling interests as of January 1, 2009. The effect of adopting this standard was not significant.

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

The Plan to Win addresses the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond effectively to trends or other factors that affect the informal eating out market and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about our products, all of which can drive popular perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements or alliances with us;

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

•

The success of our plans to improve existing products and to roll out new products and product line extensions, as well as the impact of our competitors’ actions, including in response to our product improvements and introductions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Certain macroeconomic events, such as the current uncertain economic conditions and increased unemployment levels, could have an even more wide-ranging and prolonged impact on the general business environment and consumer spending, which could also adversely affect us. Whether we can manage these risks effectively depends mainly on the following:

•

Our ability to manage volatile commodity prices and the anticipated negative impact of fluctuations in foreign exchange rates on our 2009 results, as well as any impact of changes in interest rates and governmental actions to manage national economic conditions such as the availability of credit, consumer spending, unemployment levels and inflation rates;

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

•	The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings.

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

•

The risks and costs to us and on our supply chain of increased focus by U.S. and overseas governmental authorities on environmental matters, particularly in the area of climate change and the reduction of greenhouse gases, as well as related matters, such as water consumption;

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

•

The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, job classifications, mandatory healthcare benefits, unlawful workplace discrimination and immigration;

•

The impact of the current economic conditions on unemployment levels and consumer confidence, particularly if conditions do not recover in 2009, and the effect of initiatives to stimulate economic recovery and to stabilize or further regulate financial markets on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import-export controls or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

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

In recent years, we have reduced the number of Company-operated restaurants and we are planning further reductions by refranchising Company-operated restaurants or entering into developmental license agreements. Whether and when we can achieve these plans, as well as their success, will be affected by the following:

•

Our ability to identify prospective franchisees and licensees with the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants and how quickly we can reach agreement with our counterparties;

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

•

Trading activity in our common stock or related instruments, which can reflect market commentary or expectations about our business (including commentary that may be unreliable or incomplete in some cases) or investor confidence generally; purchases by shareholders who may seek to affect our business strategies; sales of large blocks of our stock or portfolio rebalancing activities by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average; and

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels that may affect our credit ratings, interest expense, ability to obtain funding on favorable terms or our flexibility, especially if lenders impose new operating or financial covenants, as well as the impact of other corporate actions, such as ongoing initiatives to rationalize our corporate structure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2008 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A number of these cases are pending in the Federal District Court for the Northern District of Illinois. Some of the cases pending in the Northern District of Illinois have been combined into one action that seeks to form a national class of consumers, generally defined as individuals who purchased McDonald’s french fries and hash browns and who have allergies or sensitivities to consumption of wheat and/or dairy products. The first case of this type, Debra Moffat v. McDonald’s Corporation (MDL Case No. 06-cv-4467), was filed on February 17, 2006. The other cases pending in the Northern District of Illinois seek damages only for an individual plaintiff or a minor child on whose behalf the action was brought, and have been transferred and assigned to the same federal judge who presides over the putative national class action.

The previously identified case that was pending in the Circuit Court of Palm Beach County, Florida, Annalise Chimiak v. McDonald’s Corporation and R&L Partnership (Case No. 2006CA3337), has been resolved. The remainder of the cases (all of which seek damages only for an individual plaintiff) are pending in state courts. Two of these cases are pending in the Circuit Court of Palm Beach County, Florida and have been consolidated for pretrial purposes. The remaining cases are pending in state courts in California, Illinois, Texas and Virginia.

The Company believes that it has substantial legal and factual defenses to the plaintiffs’ claims and intends to defend its interests vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
January 1-31, 2009	2,434,530	$58.47	2,434,530	$4,296,492,000
February 1-28, 2009	8,590,280	$57.19	8,590,280	3,805,175,000
March 1-31, 2009	3,572,861	$53.05	3,572,861	3,615,619,000
Total	14,597,671	$56.39	14,597,671	$3,615,619,000

*	On September 12, 2007, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. As of March 31, 2009, the maximum dollar amount that may yet be purchased under the program was $3,615,619,000. Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of December 4, 2008, incorporated herein by reference from Form 8-K, dated December 4, 2008.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

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

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i) First amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

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

(i) 2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, filed herewith.**

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

McDONALD’S CORPORATION (Registrant)

May 5, 2009	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer