Form 10-Q
period 2009-06-30
MCDONALDS CORP
filed 2009-08-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

1,091,348,341

(Number of shares of common stock

outstanding as of June 30, 2009)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2009	December 31, 2008
Assets
Current assets
Cash and equivalents	$ 2,160.6	$ 2,063.4
Accounts and notes receivable	930.5	931.2
Inventories, at cost, not in excess of market	102.6	111.5
Prepaid expenses and other current assets	403.3	411.5
Total current assets	3,597.0	3,517.6
Other assets
Investments in and advances to affiliates	1,129.2	1,222.3
Goodwill	2,339.4	2,237.4
Miscellaneous	1,387.4	1,229.7
Total other assets	4,856.0	4,689.4
Property and equipment
Property and equipment, at cost	32,210.4	31,152.4
Accumulated depreciation and amortization	(11,456.3)	(10,897.9)
Net property and equipment	20,754.1	20,254.5
Total assets	$ 29,207.1	$ 28,461.5
Liabilities and shareholders’ equity
Current liabilities
Notes payable	$ 50.0
Accounts payable	489.8	$ 620.4
Income taxes	100.2
Other taxes	260.0	252.7
Accrued interest	179.3	173.8
Accrued payroll and other liabilities	1,306.6	1,459.2
Current maturities of long-term debt	457.6	31.8
Total current liabilities	2,843.5	2,537.9
Long-term debt	10,492.9	10,186.0
Other long-term liabilities	1,539.9	1,410.1
Deferred income taxes	1,086.2	944.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,697.9	4,600.2
Retained earnings	29,927.3	28,953.9
Accumulated other comprehensive income	395.2	101.3
Common stock in treasury, at cost; 569.3 and 545.3 million shares	(21,792.4)	(20,289.4)
Total shareholders’ equity	13,244.6	13,382.6
Total liabilities and shareholders’ equity	$ 29,207.1	$28,461.5

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2009	2008	2009	2008
Revenues
Sales by Company-operated restaurants	$3,850.2	$4,296.0	$7,334.9	$8,294.8
Revenues from franchised restaurants	1,797.0	1,779.3	3,389.7	3,395.3
Total revenues	5,647.2	6,075.3	10,724.6	11,690.1
Operating costs and expenses
Company-operated restaurant expenses	3,159.3	3,535.2	6,079.8	6,874.8
Franchised restaurants – occupancy expenses	318.0	315.3	614.7	615.1
Selling, general & administrative expenses	531.5	598.7	1,028.8	1,151.1
Impairment and other charges, net	1.2	0.5	2.4	1.0
Other operating (income) expense, net	(44.3)	(28.6)	(83.0)	(68.9)
Total operating costs and expenses	3,965.7	4,421.1	7,642.7	8,573.1
Operating income	1,681.5	1,654.2	3,081.9	3,117.0
Interest expense	119.3	146.3	240.2	274.8
Nonoperating (income) expense, net	(12.0)	(30.8)	(28.4)	(59.7)
Gain on sale of investment	(17.8)	(160.1)	(94.3)	(160.1)
Income before provision for income taxes	1,592.0	1,698.8	2,964.4	3,062.0
Provision for income taxes	498.3	508.3	891.2	925.4
Net income	$1,093.7	$1,190.5	$2,073.2	$2,136.6
Net income per common share–basic:	$1.00	$1.05	$1.88	$1.88
Net income per common share–diluted:	$0.98	$1.04	$1.85	$1.85
Dividends declared per common share	$0.50	$0.375	$1.00	$0.750
Weighted-average shares outstanding–basic	1,097.3	1,128.9	1,103.4	1,137.2
Weighted-average shares outstanding–diluted	1,111.4	1,148.8	1,118.2	1,157.1

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Operating activities
Net income	$1,093.7	$1,190.5	$2,073.2	$2,136.6
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	304.4	314.3	586.6	619.0
Deferred income taxes	38.8	(33.7)	89.1	(20.9)
Gain on sale of investment	(17.8)	(160.1)	(94.3)	(160.1)
Share-based compensation	29.6	25.7	60.0	60.8
Other	(8.0)	13.1	73.0	52.6
Changes in working capital items	(20.6)	(87.8)	(236.8)	52.5
Cash provided by operations	1,420.1	1,262.0	2,550.8	2,740.5
Investing activities
Property and equipment expenditures	(434.4)	(482.0)	(848.1)	(887.1)
Purchases and sales of restaurant businesses and property sales	24.2	109.0	78.3	181.4
Proceeds on sale of investment, net	125.3	229.4	135.1	229.4
Other	(18.0)	(30.8)	(36.8)	(15.6)
Cash used for investing activities	(302.9)	(174.4)	(671.5)	(491.9)
Financing activities
Notes payable and long-term financing issuances and repayments	276.9	(575.6)	744.0	1,519.9
Treasury stock purchases	(792.5)	(787.1)	(1,605.0)	(2,798.4)
Common stock dividends	(547.8)	(421.6)	(1,101.2)	(848.0)
Proceeds from stock option exercises	79.6	138.1	117.1	246.7
Excess tax benefit on share-based compensation	12.4	30.0	27.9	62.4
Other	(34.5)	(56.5)	(8.4)	(136.7)
Cash used for financing activities	(1,005.9)	(1,672.7)	(1,825.6)	(1,954.1)
Effect of exchange rates on cash and cash equivalents	70.6	5.4	43.5	66.7
Cash and equivalents increase (decrease)	181.9	(579.7)	97.2	361.2
Cash and equivalents at beginning of period	1,978.7	2,922.2	2,063.4	1,981.3
Cash and equivalents at end of period	$2,160.6	$2,342.5	$2,160.6	$2,342.5

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2009 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2009	2008
Conventional franchised	18,645	17,899
Developmental licensed	3,084	2,811
Affiliated	4,072	4,089
Total Franchised	25,801	24,799
Company-operated	6,357	6,690
Systemwide restaurants	32,158	31,489

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2009 and 2008:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Net income	$ 1,093.7	$ 1,190.5	$ 2,073.2	$ 2,136.6
Other comprehensive income:
Foreign currency translation adjustments	715.6	52.9	317.2	474.7
Deferred hedging adjustments	(17.5)	(16.5)	(24.3)	15.0
Pension liability adjustment	0.7	0.8	1.0	(14.1)
Total other comprehensive income	698.8	37.2	293.9	475.6
Total comprehensive income	$ 1,792.5	$ 1,227.7	$ 2,367.1	$ 2,612.2

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 14.1 million shares and 19.9 million shares for the second quarter 2009 and 2008, respectively, and 14.8 million shares and 19.9 million shares for the six months ended June 30, 2009 and 2008, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.2 million shares for the quarter ended June 30, 2009 and 10.3 million shares and 5.1 million shares for the six months ended June 30, 2009 and 2008, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 by SFAS No. 157 valuation hierarchy:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$662.8				$662.8
Investments	93.4	*			93.4
Derivative receivables	79.2	*	$111.3		190.5
Total assets at fair value	$835.4		$111.3		$946.7

Derivative payables			$(63.2)		$(63.2)
Total liabilities at fair value			$(63.2)		$(63.2)

*	Represents long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2009, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

In April 2009, the FASB issued FASB Staff Position FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.

At June 30, 2009, the fair value of the Company’s debt obligations was estimated at $11.6 billion, compared to a carrying amount of $11.0 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the SFAS No. 157 valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedging transactions. The Company’s derivatives that are designated as hedging instruments under SFAS No. 133 consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments under SFAS No. 133. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses. In addition, the Company uses forward foreign currency exchange agreements to mitigate the change in fair value of certain foreign denominated assets and liabilities. Since these derivatives are not designated as hedging instruments under SFAS No. 133, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments under SFAS No. 133 as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of June 30, 2009:

In millions	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Foreign currency options	Prepaid expenses and other current assets	$19.3	Accrued payroll and other liabilities	$—
Interest rate exchange agreements	Prepaid expenses and other current assets	4.3	Accrued payroll and other liabilities	—
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	—	Accrued payroll and other liabilities	—
Foreign currency options	Miscellaneous other assets	4.8	Other long-term liabilities	—
Interest rate exchange agreements	Miscellaneous other assets	68.7	Other long-term liabilities	(2.1)

Total derivatives designated as hedging instruments under SFAS No. 133		$97.1		$(2.1)

Derivatives not designated as hedging instruments under SFAS No. 133

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$14.2	Accrued payroll and other liabilities	$(61.1)
Derivatives hedging supplemental benefit plan	Miscellaneous other assets	79.2	Other long-term liabilities	—

Total derivatives not designated as hedging instruments under SFAS No. 133		$93.4		$(61.1)

Total derivatives		$190.5		$(63.2)

The following table presents the pretax amounts affecting income and other comprehensive income for the six month period ended June 30, 2009:

In millions:

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative	Hedged Items in SFAS No. 133 Fair Value Hedge Relationships	(Gain) Loss Recognized in Income on Related Hedged Items
Interest rate exchange agreements	$9.5	Fixed-rate debt	$(9.5)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Foreign currency options Interest rate exchange agreements¹ Forward foreign currency exchange agreements Total	$1.0	$(32.0)	$16.4
	(1.4)	(1.1)	—
	0.9	(4.3)	—

	$0.5	$(37.4)	$16.4

Derivatives in SFAS No. 133 Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)
Foreign currency denominated debt	$(46.2)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	(Gain) Loss Recognized in Income on Derivative
Forward foreign currency exchange agreements Derivatives hedging supplemental benefit plan² Foreign currency options Total	$26.5
	5.3
	(0.1)

	$ 31.7

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

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements under SFAS No. 133. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the six month period ended June 30, 2009. A total of $1.4 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash Flow Hedging Strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (i) interest rate exchange agreements; and (ii) forward foreign currency exchange agreements and foreign currency options.

The Company uses interest rate exchange agreements to effectively convert a portion of floating-rate debt into fixed-rate debt and the agreements are designed to reduce the impact of interest rate changes on future interest expense. At June 30, 2009, a total of $103.8 million of the Company’s outstanding floating-rate debt was effectively converted to fixed-rate debt resulting from the use of interest rate exchange agreements.

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

Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option will not exceed the upfront premium paid for the contract. However, the potential gains on a foreign currency option are unlimited as the settlement value of the contract is based upon the difference between the exchange rate at inception of the contract and the spot exchange rate at maturity.

The hedges typically cover the next 12-15 months of exposure and are denominated in various currencies. As of June 30, 2009, the Company had derivatives outstanding with an equivalent notional amount of $584.8 million that were used to hedge forecasted foreign currency denominated royalties.

As permitted under SFAS No. 133, the Company excludes the time value of foreign currency options, as well as the discount or premium points on forward foreign currency exchange agreements from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

Based on interest rates and foreign currency exchange rates at June 30, 2009, the majority of the $24 million in cumulative deferred hedging gains, after tax, included in accumulated other comprehensive income in shareholders’ equity at June 30, 2009, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income. As of June 30, 2009, a total of $3.5 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at June 30, 2009 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2009, neither the Company nor its counterparties were required to post collateral on any derivative position.

Gain on Sale of Investment

In February 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration. As of June 30, 2009 there was a receivable of approximately $9 million remaining from Coinstar for additional deferred consideration due by October 30, 2009.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $17.8 million in the second quarter 2009 and $94.3 million for the six months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Revenues
U.S.	$2,044.2	$2,066.2	$3,920.6	$3,962.8
Europe	2,264.0	2,606.2	4,212.2	4,981.8
APMEA	1,047.9	1,057.9	2,057.0	2,090.3
Other Countries & Corporate	291.1	345.0	534.8	655.2
Total revenues	$5,647.2	$6,075.3	$10,724.6	$11,690.1
Operating income
U.S.	$834.9	$796.3	$1,560.4	$1,478.8
Europe	618.9	671.8	1,108.8	1,249.0
APMEA	230.6	191.3	444.2	408.8
Other Countries & Corporate	(2.9)	(5.2)	(31.5)	(19.6)
Total operating income	$1,681.5	$1,654.2	$3,081.9	$3,117.0

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was August 6, 2009. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,158 restaurants in 118 countries at June 30, 2009, 25,801 were operated by franchisees (including 18,645 operated by conventional franchisees, 3,084 operated by developmental licensees and 4,072 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,357 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company has no capital invested. In addition, the Company has an equity investment in a limited number of foreign affiliates that invest in real estate and operate or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for approximately 35%, 40% and 20% of total revenues, respectively.

In February 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration. As of June 30, 2009 there was a receivable of approximately $9 million remaining from Coinstar for additional deferred consideration due by October 30, 2009.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $17.8 million in the second quarter 2009 and $94.3 million for the six months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million

Strategic Direction and Financial Performance

McDonald’s customer-centered Plan to Win – which is focused on being better, not just bigger – provides a common framework for our restaurants yet allows for local adaptation. The Plan facilitates the execution of multiple initiatives surrounding the five factors of exceptional customer experiences – people, products, place, price and promotion. Through the execution of these initiatives, we have enhanced the McDonald’s experience for customers worldwide, growing sales and guest counts in each of the last five years. This Plan, coupled with financial discipline, has delivered strong results for shareholders. Our continued commitment and ability to deliver a relevant restaurant experience that provides consumers with a broad range of quality menu choices, affordable prices and unmatched convenience is driving operating performance. In the second quarter and first six months of 2009, our results were driven by positive comparable sales in every geographic segment.

The U.S. business gained market share with a balanced focus on classic menu favorites, beverage value offerings and the national launch of the McCafé premium coffee line-up. These factors contributed to solid comparable sales and an operating income increase of 5% for the second quarter and 6% for the six months.

Europe delivered strong comparable sales of 6.9% for the quarter and 5.1% for the six months. Alignment behind Europe’s key priorities of enhancing local relevance, upgrading the customer and employee experience and building brand transparency continues to deliver results. Europe reported a constant currency increase in operating income of 10% for the quarter and 6% for the six months.

APMEA reported a constant currency increase in operating income of 34% for the quarter and 22% for the six months driven by an emphasis on core menu favorites, convenience, value and breakfast, along with a sharp focus on improving operations and customer service.

The Company remains committed to returning value to shareholders through share repurchases and dividends. During the second quarter 2009, the Company repurchased 14.4 million shares of its stock for $807.2 million, bringing the total repurchases for 2009 to 29.0 million shares or $1.6 billion. During the second quarter 2009, the Company paid a quarterly dividend of $0.50 per share or $547.8 million, bringing the total dividends paid for 2009 to $1.1 billion. For the full years 2007 and 2008 and first six months of 2009 combined, the Company returned $14.3 billion toward the $15 billion to $17 billion targeted cash return to shareholders by the end of 2009. Given our strong balance sheet and operating performance, we will likely end the year in the upper half of this range. On July 22, McDonald’s Board of Directors declared a quarterly cash dividend of $0.50 per share of common stock, payable on September 15, 2009 to shareholders of record at the close of business on September 1, 2009.

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets. For the full year 2008 and first six months of 2009 combined, the Company refranchised about 865 restaurants. This shift to a greater percentage of franchised restaurants is expected to negatively impact consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. In addition, the Company expects a decrease in Company-operated margin dollars and an increase in franchised margin dollars. The impact on margin percentages will vary based on sales and operating costs of refranchised restaurants.

Operating Highlights Included:

•	Global comparable sales increased 4.8% for the quarter and 4.6% for the six months

•	Consolidated operating income increased 2% (11% in constant currencies) for the quarter and decreased 1% (increased 8% in constant currencies) for the six months

•	Combined operating margin increased 200 basis points to 28.7% for the six months

•

Net income per share was $0.98 for the quarter and $1.85 for the six months, including negative impact from foreign currency translation of $0.09 per share and $0.17 per share for the quarter and six months, respectively. The quarter and six months also included incremental income related primarily to the sale of Redbox Automated Retail, LLC of $0.01 per share and $0.05 per share, respectively. Results for the quarter and six months of 2008 included a $0.10 per share gain from the Company’s sale of its minority interest in Pret A Manger

•	During the six months, the Company returned $2.7 billion to shareholders through share repurchases and dividends

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

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2009, the total basket of goods is expected to rise 3% to 3.5% in both the U.S. and Europe. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2009 selling, general & administrative expenses to decline, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2008 such as the biennial Worldwide Owner/Operator Convention and the Beijing Summer Olympics.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2009 to decrease approximately 5% to 10% compared with 2008. Interest income in 2009 is expected to decrease about 75% compared with 2008 primarily due to lower average interest rates.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 45% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2008, the Company’s annual net income per share would change by about 12 to 15 cents. Due to the strengthening of the U.S. Dollar relative to virtually all foreign currencies, full year 2009 revenues and net income per share will likely be negatively impacted by foreign currency translation. If foreign currency rates approximate current levels, currency translation is expected to negatively impact full year 2009 revenues and net income per share by $1.6 billion and $0.21 per share, respectively.

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

•

For 2007 through 2009, the Company expects to return $15 billion to $17 billion to shareholders through share repurchases and dividends, subject to business and market conditions. For the full years 2007 and 2008 and first six months of 2009 combined, the Company returned $14.3 billion to shareholders. Given our strong balance sheet and operating performance, we will likely end the year in the upper half of this range.

•

The Company continually reviews its restaurant ownership structures to optimize cash flow and returns and to enhance local relevance. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets, and will continue to utilize its developmental license strategy. For the full year 2008 and first six months of 2009 combined, the Company refranchised about 865 restaurants, primarily in its major markets.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2009		Six Months Ended June 30, 2009
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,850.2	(10)	$7,334.9	(12)
Revenues from franchised restaurants	1,797.0	1	3,389.7	—
Total revenues	5,647.2	(7)	10,724.6	(8)
Operating costs and expenses
Company-operated restaurant expenses	3,159.3	(11)	6,079.8	(12)
Franchised restaurants – occupancy expenses	318.0	1	614.7	—
Selling, general & administrative expenses	531.5	(11)	1,028.8	(11)
Impairment and other charges, net	1.2	n/m	2.4	n/m
Other operating (income) expense, net	(44.3)	(55)	(83.0)	(20)
Total operating costs and expenses	3,965.7	(10)	7,642.7	(11)
Operating income	1,681.5	2	3,081.9	(1)
Interest expense	119.3	(18)	240.2	(13)
Nonoperating (income) expense, net	(12.0)	61	(28.4)	52
Gain on sale of investment	(17.8)	89	(94.3)	41
Income before provision for income taxes	1,592.0	(6)	2,964.4	(3)
Provision for income taxes	498.3	(2)	891.2	(4)
Net income	$1,093.7	(8)	$2,073.2	(3)
Net income per common share–basic:	$1.00	(5)	$1.88	—
Net income per common share–diluted:	$0.98	(6)	$1.85	—

n/m Not meaningful

Impact of Foreign Currency Translation

While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
			Currency Translation Benefit / (Cost)
Quarters Ended June 30,	2009	2008	2009
Revenues	$5,647.2	$6,075.3	$(643.4)
Company-operated margins	690.9	760.8	(87.8)
Franchised margins	1,479.0	1,464.0	(111.4)
Selling, general & administrative expenses	531.5	598.7	38.8
Operating income	1,681.5	1,654.2	(161.1)
Net income	1,093.7	1,190.5	(98.7)
Net income per common share – diluted	0.98	1.04	(0.09)

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
			Currency Translation Benefit / (Cost)
Six Months Ended June 30,	2009	2008	2009
Revenues	$10,724.6	$11,690.1	$(1,285.8)
Company-operated margins	1,255.1	1,420.0	(160.3)
Franchised margins	2,775.0	2,780.2	(220.4)
Selling, general & administrative expenses	1,028.8	1,151.1	81.8
Operating income	3,081.9	3,117.0	(299.0)
Net income	2,073.2	2,136.6	(185.0)
Net income per common share – diluted	1.85	1.85	(0.17)

Foreign currency translation had a negative impact on consolidated operating results for the quarter and six months as the U.S. Dollar strengthened against most currencies of foreign markets in which we operate, primarily the Euro, British Pound, Australian Dollar, Russian Ruble and Canadian Dollar.

Net Income and Diluted Net Income per Common Share

For the second quarter and six months ended June 30, 2009, net income was $1,093.7 million and $2,073.2 million, respectively, and diluted net income per share was $0.98 and $1.85, respectively. Results benefited by an after tax gain of $11.1 million, or $0.01 per share, for the quarter and $58.5 million, or $0.05 per share, for the six months, related to the sale of the Company’s minority interest in Redbox. Results were negatively impacted due to the effect of foreign currency translation by $0.09 per share and $0.17 per share for the quarter and six months, respectively.

For the second quarter and six months ended June 2008, net income was $1,190.5 million and $2,136.6 million, respectively, and diluted net income per share was $1.04 and $1.85, respectively. Both periods benefited by an after tax gain of $109.0 million or $0.10 per share due to the sale of the Company’s minority interest in Pret A Manger.

During the second quarter 2009, the Company repurchased 14.4 million shares of its stock for $807.2 million, bringing the total repurchases for 2009 to 29.0 million shares or $1.6 billion. During the second quarter 2009, the Company paid a quarterly dividend of $0.50 per share or $547.8 million, bringing the total dividends paid for 2009 to $1.1 billion.

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

REVENUES Dollars in millions
Quarters Ended June 30,	2009	2008	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,115.5	$1,195.0	(7)	(7)
Europe	1,651.6	1,959.6	(16)	4
APMEA	901.2	913.6	(1)	7
Other Countries & Corporate	181.9	227.8	(20)	(8)
Total	$3,850.2	$4,296.0	(10)	1
Franchised revenues
U.S.	$928.7	$871.2	7	7
Europe	612.4	646.6	(5)	11
APMEA	146.7	144.3	2	16
Other Countries & Corporate	109.2	117.2	(7)	7
Total	$1,797.0	$1,779.3	1	9
Total revenues
U.S.	$2,044.2	$2,066.2	(1)	(1)
Europe	2,264.0	2,606.2	(13)	6
APMEA	1,047.9	1,057.9	(1)	8
Other Countries & Corporate	291.1	345.0	(16)	(3)
Total	$5,647.2	$6,075.3	(7)	4

REVENUES Dollars in millions
Six Months Ended June 30,	2009	2008	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,159.0	$2,305.1	(6)	(6)
Europe	3,065.3	3,745.2	(18)	2
APMEA	1,776.9	1,809.2	(2)	8
Other Countries & Corporate	333.7	435.3	(23)	(9)
Total	$7,334.9	$8,294.8	(12)	1
Franchised revenues
U.S.	$1,761.6	$1,657.7	6	6
Europe	1,146.9	1,236.6	(7)	9
APMEA	280.1	281.1	—	16
Other Countries & Corporate	201.1	219.9	(9)	8
Total	$3,389.7	$3,395.3	—	8
Total revenues
U.S.	$3,920.6	$3,962.8	(1)	(1)
Europe	4,212.2	4,981.8	(15)	4
APMEA	2,057.0	2,090.3	(2)	9
Other Countries & Corporate	534.8	655.2	(18)	(3)
Total	$10,724.6	$11,690.1	(8)	3

Consolidated revenues decreased 7% (increased 4% in constant currencies) for the quarter and decreased 8% (increased 3% in constant currencies) for the six months. The constant currency growth was driven by positive comparable sales in all segments, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. As a result of refranchising, franchised restaurants represent 80% of systemwide restaurants at June 30, 2009 compared with 79% at June 30, 2008.

In the U.S., the decrease in revenues for the quarter and six months was due to the impact of the refranchising strategy, mostly offset by an increase in comparable sales driven by our iconic core products, beverage value offerings, the introduction of McCafé premium coffees, and everyday value.

In Europe, the constant currency increase in revenues for the quarter and six months was primarily due to strong comparable sales in Russia (which is entirely Company-operated), the U.K. and France. These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany.

In APMEA, the constant currency increase in revenues for the quarter and six months was primarily driven by strong comparable sales in Australia and other Asian markets as well as expansion in China, partly offset by negative comparable sales in China.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2009 and 2008:

COMPARABLE SALES	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,*
	2009	2008	2009	2008
U.S.	3.5	3.4	4.1	3.2
Europe	6.9	7.4	5.1	9.1
APMEA	4.4	8.8	4.9	9.1
Other Countries & Corporate	4.7	12.0	4.5	13.6
Total	4.8	6.1	4.6	6.7

*	On a consolidated basis, comparable guest counts increased 1.3% and 3.3% for the six months ended June 30, 2009 and 2008, respectively.

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2009:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2009		Six Months Ended June 30, 2009
	% Inc / (Dec )	% Inc Excluding Currency Translation	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	4	4	5	5
Europe	(9)	9	(11)	7
APMEA	3	8	4	9
Other Countries & Corporate	(8)	6	(10)	6
Total	(1)	7	(1)	6

The following tables present franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters and six months ended June 30, 2009 and 2008:

FRANCHISED SALES Dollars in millions
Quarters Ended June 30,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$6,808.6	$6,394.1	6	6
Europe	3,513.4	3,690.7	(5)	12
APMEA	2,300.6	2,184.0	5	9
Other Countries & Corporate	1,352.1	1,437.6	(6)	9
Total*	$13,974.7	$13,706.4	2	8

*	Included $2,751.7 million and $2,669.1 million of sales in 2009 and 2008, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based on sales.

FRANCHISED SALES Dollars in millions
Six Months Ended June 30,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$13,062.5	$12,197.7	7	7
Europe	6,580.9	7,047.7	(7)	10
APMEA	4,581.0	4,312.8	6	9
Other Countries & Corporate	2,530.0	2,733.7	(7)	9
Total*	$26,754.4	$26,291.9	2	8

*	Included $5,480.7 million and $5,236.3 million of sales in 2009 and 2008, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based on sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2009	2008	2009	2008
Franchised
U.S.	83.5	83.6	$775.0	$727.8	6	6
Europe	78.2	78.3	478.8	506.1	(5)	10
APMEA	89.5	89.0	131.4	128.5	2	15
Other Countries & Corporate	85.9	86.6	93.8	101.6	(8)	7
Total	82.3	82.3	$1,479.0	$1,464.0	1	9
Company-operated
U.S.	19.6	19.1	$218.8	$227.6	(4)	(4)
Europe	18.1	18.0	298.6	353.2	(15)	4
APMEA	16.2	15.6	145.7	142.0	3	13
Other Countries & Corporate	15.3	16.6	27.8	38.0	(27)	(15)
Total	17.9	17.7	$690.9	$760.8	(9)	2

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Six Months Ended June 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2009	2008	2009	2008
Franchised
U.S.	83.0	82.9	$1,461.9	$1,374.0	6	6
Europe	77.5	78.1	889.1	966.1	(8)	8
APMEA	89.8	89.0	251.7	250.3	1	15
Other Countries & Corporate	85.7	86.3	172.3	189.8	(9)	7
Total	81.9	81.9	$2,775.0	$2,780.2	—	8
Company-operated
U.S.	19.0	18.4	$409.6	$424.8	(4)	(4)
Europe	16.8	17.1	515.0	639.5	(19)	(1)
APMEA	16.0	16.1	284.1	290.4	(2)	8
Other Countries & Corporate	13.9	15.0	46.4	65.3	(29)	(16)
Total	17.1	17.1	$1,255.1	$1,420.0	(12)	—

Franchised margin dollars increased $15.0 million or 1% ($126.4 million or 9% in constant currencies) for the quarter and decreased $5.2 million (increased $215.2 million or 8% in constant currencies) for the six months. Positive comparable sales in every segment and the refranchising strategy were the primary drivers of the constant currency growth in franchised margin dollars in both periods.

•

In the U.S., the franchised margin percent for the quarter and six months reflected positive comparable sales and for the quarter also reflected additional depreciation related to the Company’s investment in the beverage initiative.

•

In Europe, the franchised margin percent for the quarter and six months was negatively impacted by the refranchising strategy, higher occupancy expenses and the cost of strategic brand and sales building initiatives partly offset by positive comparable sales.

•

In APMEA, the growth in the franchised margin percent for the quarter and six months was primarily a result of foreign currency translation, mostly due to the weakening Australian dollar. Because Australia’s franchised margin percent is lower than the overall segment average, it had a less dilutive impact on the segment’s margin percent.

Company-operated margin dollars decreased $69.9 million or 9% (increased $17.9 million or 2% in constant currencies) for the quarter and decreased $164.9 million or 12% ($4.6 million in constant currencies) for the six months. In both periods Company-operated margin dollars were negatively impacted by the refranchising strategy. The refranchising strategy had a positive impact on the margin percent for both periods.

•

In the U.S., the Company-operated margin percent increased for the quarter and six months due to positive comparable sales and the impact of the refranchising strategy, partly offset by higher commodity costs and for the quarter additional depreciation related to the beverage initiative.

•

Europe’s Company-operated margin percent increased for the quarter due to positive comparable sales and refranchising, partly offset by higher commodity and labor costs. Local inflation and the impact of weaker currencies on the cost of certain imported products drove higher costs, primarily in Russia, and negatively impacted the Company-operated margin percent for the quarter and six months.

•

In APMEA, the Company-operated margin percent increased for the quarter primarily due to positive comparable sales partly offset by higher commodity and labor costs. China’s margin improved in the quarter due in part to lower commodity costs.

The following table presents margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Food & paper	33.8	33.5	34.2	33.4
Payroll & employee benefits	25.8	26.1	25.9	26.5
Occupancy & other operating expenses	22.5	22.7	22.8	23.0
Total expenses	82.1	82.3	82.9	82.9
Company-operated margins	17.9	17.7	17.1	17.1

Selling, General & Administrative Expenses

Selling, general & administrative expenses decreased 11% (5% in constant currencies) for the quarter and decreased 11% (4% in constant currencies) for the six months, due in part to expenses related to the Company’s biennial Worldwide Owner/Operator Convention in second quarter 2008. Selling, general & administrative expenses as a percent of revenues decreased to 9.6% for the six months 2009 compared with 9.8% for 2008 and as a percent of Systemwide sales decreased to 3.0% for 2009 compared with 3.3% for 2008.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains on sales of restaurant businesses	$(22.3)	$(30.2)	$(46.1)	$(43.3)
Equity in earnings of unconsolidated affiliates	(33.9)	(26.1)	(63.3)	(49.5)
Asset dispositions and other (income) expense	11.9	27.7	26.4	23.9
Total	$(44.3)	$(28.6)	$(83.0)	$(68.9)

Equity in earnings of unconsolidated affiliates for the quarter and six months reflected improved operating performance in Japan.

Asset dispositions and other expense for the quarter and six months reflected lower losses on restaurant closings and property disposals. The six months 2008 included income of $17.8 million due to the partial recovery of prior years’ sales taxes in the U.K.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended June 30,	2009	2008	% Inc / (Dec	)	% Inc Excluding Currency Translation
U.S.	$834.9	$796.3	5		5
Europe	618.9	671.8	(8)		10
APMEA	230.6	191.3	21		34
Other Countries & Corporate	(2.9)	(5.2)	44		n/m
Total	$1,681.5	$1,654.2	2		11

OPERATING INCOME Dollars in millions
Six Months ended June 30,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$1,560.4	$1,478.8	6	6
Europe	1,108.8	1,249.0	(11)	6
APMEA	444.2	408.8	9	22
Other Countries & Corporate	(31.5)	(19.6)	(61)	n/m
Total	$3,081.9	$3,117.0	(1)	8

In the U.S., operating results increased for the quarter and six months primarily due to higher franchised margin dollars.

In Europe, constant currency operating results for the quarter and six months reflected strong operating performance in France and the U.K. In addition, Russia’s strong results contributed to the quarter.

In APMEA, constant currency operating results for the quarter and six months were driven primarily by strong results in Australia. Growth in China also contributed to results for the quarter.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the six months 2009 and 2008 was 28.7% and 26.7%, respectively. In constant currencies, the 2009 combined operating margin increased 140 basis points.

Interest Expense

Interest expense for the quarter and six months decreased primarily due to lower average interest rates and weaker foreign currencies. Lower average debt levels also contributed to the decrease for the quarter.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$(4.6)	$(21.3)	$(10.3)	$(52.7)
Translation and hedging activity	(13.0)	(12.3)	(25.1)	(7.6)
Other expense	5.6	2.8	7.0	0.6
Total	$(12.0)	$(30.8)	$(28.4)	$(59.7)

Interest income declined for the quarter and six months primarily due to lower interest rates. Interest income in the six months 2008 included $11.6 million of interest on the partial recovery of prior years’ sales taxes in the U.K.

Translation and hedging activity included gains on the hedging of certain foreign-denominated cash flows.

Gain on Sale of Investment

In February 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, for a value of at least $134 million. In connection with the sale, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration. As of June 30, 2009 there was a receivable of approximately $9 million remaining from Coinstar for additional deferred consideration due by October 30, 2009.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $17.8 million in the second quarter 2009 and $94.3 million for the six months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Income Taxes

The effective income tax rate was 30.1% for the six months 2009 compared with 30.2% for the six months 2008 and 31.3% for second quarter 2009 compared with 29.9% for second quarter 2008.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2.6 billion and exceeded capital expenditures by $1.7 billion for the six months 2009. Cash provided by operations decreased $189.7 million compared to six months 2008 primarily due to changes in working capital items, partly due to the receipt of $142.7 million in 2008 related to the completion of an Internal Revenue Service examination and higher incentive based compensation payments in 2009 for the 2008 performance year.

Cash used for investing activities totaled $671.5 million for the six months 2009, an increase of $179.6 million over the first six months of 2008, as a result of lower proceeds from sales of investments and properties and higher expenditures for purchases of restaurant businesses.

Cash used for financing activities totaled $1,825.6 million for six months 2009, a decrease of $128.5 million. Financing activities in 2009 reflected lower treasury stock purchases, partly offset by lower net debt issuances and higher dividends.

Debt obligations at June 30, 2009 totaled $11.0 billion compared with $10.2 billion at December 31, 2008. The increase in 2009 was primarily due to net issuances of $744 million. The Company issued debt in the first half of 2009 primarily to pre-fund debt maturing in the second half of the year.

Return on Average Assets

Return on average assets for the trailing 12 month period ended June 30, 2009 was 22.4% compared to 21.8% for the full year 2008. Return on average assets is computed as operating income for the most recent four quarters divided by average assets based on month-end balances. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 1.9 percentage points in both 2009 and 2008.

In 2009, return on average assets benefited from improved operating results across all geographic segments. The Company will continue to concentrate restaurant openings and invest new capital in markets with acceptable returns or opportunities for long-term growth.

Accounting Changes

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date of the guidance for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions of the guidance related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adopting this guidance was not significant in either period.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities. This guidance amends and expands the previous disclosure requirements surrounding accounting for derivative instruments and hedging activities to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the guidance as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The Company adopted the guidance for the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the guidance for the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

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

•

Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, particularly in markets where cost or pricing pressures are significant or have been exacerbated by challenging economic conditions;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Some macroeconomic environments could have an even more wide-ranging and prolonged impact. For example, the current global recession has been characterized by slowing economies, rising unemployment, declining wages, constrained credit conditions and volatile financial markets. These conditions have significantly affected consumer habits and spending, including in our major markets and markets that we expect will be drivers of our long-term growth. If these conditions persist, they could adversely affect our results, depending on the timing and strength of a recovery.

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

•	Whether our pricing strategies will be effective to offset cost increases without affecting our ability to increase guest counts and market share;

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

•

The impact of the current economic conditions on unemployment levels and consumer confidence and the effect of initiatives to stimulate economic recovery and to stabilize or further regulate financial markets on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import-export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with alleged security breaches and the loss of consumer confidence that may result; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

Our results and financial condition are affected by our ownership mix and whether we can achieve a mix that optimizes margins and returns, while meeting our business needs and customer expectations.

Our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, affects our results. The shift reduces consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. It also reduces Company-operated margin dollars while increasing franchised margin dollars, with the impact on margin percentages varying based on sales and operating costs of the refranchised restaurants. Our refranchising strategy can also expose us to risks, including the following:

•	Whether the franchisees and licensees we select will have the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants;

•

Potential ongoing payment obligations as a result of our retention of any contingent liabilities in connection with refranchising transactions, such as the indemnification obligations we may incur as a result of the Latam transaction; and

•

The risk that our contractual and other rights and remedies to protect against defaults by our counterparties will be limited by local law, costly to exercise or otherwise subject to limitations or litigation that may impair our ability to prevent or mitigate any adverse impact on our Brand or on the financial performance we expect under our franchising and developmental license agreements.

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

•

Trading activity in our common stock or trading activity in our derivative instruments with respect to our common stock or debt securities, which can reflect market commentary or expectations (including commentary that may be unreliable or incomplete in some cases) about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; sales of large blocks of our stock or portfolio rebalancing activities by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels that may affect our credit ratings, interest expense, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants; and

•

The impact on our results of other corporate actions, such as those we may take from time to time as part of our continuous review of our corporate structure in light of business, legal and tax considerations.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A number of these cases are pending in the Federal District Court for the Northern District of Illinois. Some of the cases pending in the Northern District of Illinois have been combined into one action that seeks to form a national class of consumers, generally defined as individuals who purchased McDonald’s french fries and hash browns and who have allergies or sensitivities to consumption of wheat and/or dairy products. The first case of this type, Debra Moffatt v. McDonald’s Corporation (MDL Case No. 06-cv-4467), was filed on February 17, 2006. On May 6, 2009, the Court denied the consolidated plaintiffs’ motion for class certification. The other cases pending in the Northern District of Illinois seek damages only for an individual plaintiff or a minor child on whose behalf the action was brought and have been transferred and assigned to the same federal judge.

The previously identified case that was pending in the Circuit Court of Palm Beach County, Florida, Annalise Chimiak v. McDonald’s Corporation and R&L Partnership (Case No. 2006CA3337), has been resolved. The remainder of the cases (all of which seek damages only for an individual plaintiff) are pending in state courts. Two of these cases are pending in the Circuit Court of Palm Beach County, Florida and have been consolidated for pretrial purposes. The remaining cases are pending in state courts in Illinois, Texas and Virginia.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program *	Maximum Dollar Amount that May Yet Be Purchased Under the Program *
April 1-30, 2009	4,608,188	$54.97	4,608,188	$3,362,314,000
May 1-31, 2009	4,783,817	$54.52	4,783,817	3,101,502,000
June 1-30, 2009	5,043,090	$58.11	5,043,090	2,808,459,000
Total	14,435,095	$55.92	14,435,095	$2,808,459,000

*	On September 12, 2007, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. As of June 30, 2009, the maximum dollar amount that may yet be purchased under the program was $2,808,459,000. Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2009 Annual Meeting of Shareholders was held on May 27, 2009.

(b)	See Item 4(c) below.

(c)	At the 2009 Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of four directors to serve until the 2012 Annual Meeting of Shareholders; (2) the approval of the appointment of an independent registered public accounting firm for 2009; (3) the approval of performance goals for certain qualified performance-based awards under the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan; (4) the approval of the McDonald’s Corporation 2009 Cash Incentive Plan; (5) a shareholder proposal relating to a shareholder vote on executive compensation; and (6) a shareholder proposal relating to the use of cage-free eggs. The voting results were as follows:

(1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	FOR	AGAINST	ABSTAIN
Robert A. Eckert	908,170,380	38,175,543	1,868,623
Enrique Hernandez, Jr.	891,152,732	54,730,850	2,330,964
Jeanne P. Jackson	932,045,335	14,203,661	1,965,550
Andrew J. McKenna	899,530,656	46,654,889	2,029,001

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2010	Terms Expiring in 2011
Ralph Alvarez	Susan E. Arnold
Walter E. Massey	Richard H. Lenny
John W. Rogers, Jr.	Cary D. McMillan
Roger W. Stone	Sheila A. Penrose
Miles D. White	James A. Skinner

(2) The proposal to approve the appointment of an independent registered public accounting firm to serve as independent auditors for 2009 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
936,097,635	10,511,517	1,605,394

(3) The proposal to approve performance goals for certain qualified performance-based awards under the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
900,537,798	43,202,453	4,474,295

(4) The proposal to approve the McDonald’s Corporation 2009 Cash Incentive Plan was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
905,506,323	37,549,339	5,158,884

(5) The shareholder proposal relating to a shareholder vote on executive compensation was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
348,537,776	393,524,983	50,990,908	155,927,674

(6) The shareholder proposal relating to the use of cage-free eggs was not approved by shareholders as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
38,951,294	620,952,673	133,149,700	155,928,573

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of December 4, 2008, incorporated herein by reference from Form 8-K, dated December 4, 2008.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

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

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, filed herewith.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

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

(i) 2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

August 6, 2009	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer