Form 10-Q
period 2009-09-30
MCDONALDS CORP
filed 2009-11-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

1,079,186,614

(Number of shares of common stock

outstanding as of September 30, 2009)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2009	December 31, 2008
Assets
Current assets
Cash and equivalents	$ 2,201.0	$ 2,063.4
Accounts and notes receivable	879.4	931.2
Inventories, at cost, not in excess of market	106.8	111.5
Prepaid expenses and other current assets	415.6	411.5
Total current assets	3,602.8	3,517.6
Other assets
Investments in and advances to affiliates	1,228.7	1,222.3
Goodwill	2,408.2	2,237.4
Miscellaneous	1,482.4	1,229.7
Total other assets	5,119.3	4,689.4
Property and equipment
Property and equipment, at cost	33,204.6	31,152.4
Accumulated depreciation and amortization	(11,854.3)	(10,897.9)
Net property and equipment	21,350.3	20,254.5
Total assets	$ 30,072.4	$ 28,461.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 515.6	$ 620.4
Dividends payable	591.7
Income taxes	136.9
Other taxes	270.6	252.7
Accrued interest	172.9	173.8
Accrued payroll and other liabilities	1,428.4	1,459.2
Current maturities of long-term debt	424.3	31.8
Total current liabilities	3,540.4	2,537.9
Long-term debt	10,657.9	10,186.0
Other long-term liabilities	1,548.5	1,410.1
Deferred income taxes	1,136.0	944.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,744.3	4,600.2
Retained earnings	30,056.0	28,953.9
Accumulated other comprehensive income	892.1	101.3
Common stock in treasury, at cost; 581.4 and 545.3 million shares	(22,519.4)	(20,289.4)
Total shareholders’ equity	13,189.6	13,382.6
Total liabilities and shareholders’ equity	$ 30,072.4	$ 28,461.5

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2009	2008	2009	2008
Revenues
Sales by Company-operated restaurants	$4,093.6	$4,411.1	$11,428.5	$12,705.9
Revenues from franchised restaurants	1,953.1	1,856.2	5,342.8	5,251.5
Total revenues	6,046.7	6,267.3	16,771.3	17,957.4
Operating costs and expenses
Company-operated restaurant expenses	3,299.8	3,587.2	9,379.6	10,462.0
Franchised restaurants – occupancy expenses	338.6	316.9	953.3	932.0
Selling, general & administrative expenses	549.6	582.1	1,578.4	1,733.2
Impairment and other charges (credits), net	(1.5)		0.9	1.0
Other operating (income) expense, net	(72.6)	(42.6)	(155.6)	(111.5)
Total operating costs and expenses	4,113.9	4,443.6	11,756.6	13,016.7
Operating income	1,932.8	1,823.7	5,014.7	4,940.7
Interest expense	117.8	131.6	358.0	406.4
Nonoperating (income) expense, net	(6.0)	(6.8)	(34.4)	(66.5)
Gain on sale of investment	(0.6)		(94.9)	(160.1)
Income before provision for income taxes	1,821.6	1,698.9	4,786.0	4,760.9
Provision for income taxes	560.6	507.6	1,451.8	1,433.0
Net income	$1,261.0	$1,191.3	$3,334.2	$3,327.9
Net income per common share–basic:	$1.16	$1.07	$3.04	$2.94
Net income per common share–diluted:	$1.15	$1.05	$3.00	$2.89
Dividends declared per common share	$1.05	$0.875	$2.05	$1.625
Weighted-average shares outstanding–basic	1,084.5	1,116.6	1,097.1	1,130.3
Weighted-average shares outstanding–diluted	1,098.2	1,136.0	1,111.6	1,150.4

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Operating activities
Net income	$1,261.0	$1,191.3	$3,334.2	$3,327.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	311.9	311.0	898.5	930.0
Deferred income taxes	59.4	17.6	148.5	(3.3)
Gain on sale of investment	(0.6)		(94.9)	(160.1)
Share-based compensation	25.9	26.4	85.9	87.2
Other	(30.7)	14.7	42.3	67.3
Changes in working capital items	195.3	145.4	(41.5)	197.9
Cash provided by operations	1,822.2	1,706.4	4,373.0	4,446.9
Investing activities
Property and equipment expenditures	(470.8)	(534.9)	(1,318.9)	(1,422.0)
Purchases and sales of restaurant businesses and property sales	42.1	45.0	120.4	226.4
Proceeds on sale of investment, net	9.8		144.9	229.4
Other	(22.4)	(7.2)	(59.2)	(22.8)
Cash used for investing activities	(441.3)	(497.1)	(1,112.8)	(989.0)
Financing activities
Notes payable and long-term financing issuances and repayments	(99.0)	(782.3)	645.0	737.6
Treasury stock purchases	(768.7)	(1,022.9)	(2,373.7)	(3,821.3)
Common stock dividends	(541.2)	(417.7)	(1,642.4)	(1,265.7)
Proceeds from stock option exercises	40.5	206.6	157.6	453.3
Excess tax benefit on share-based compensation	7.9	51.1	35.8	113.5
Other	(27.6)	(3.0)	(36.0)	(139.7)
Cash used for financing activities	(1,388.1)	(1,968.2)	(3,213.7)	(3,922.3)
Effect of exchange rates on cash and cash equivalents	47.6	(96.4)	91.1	(29.7)
Cash and equivalents increase (decrease)	40.4	(855.3)	137.6	(494.1)
Cash and equivalents at beginning of period	2,160.6	2,342.5	2,063.4	1,981.3
Cash and equivalents at end of period	$2,201.0	$1,487.2	$2,201.0	$1,487.2

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2008 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2009 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2009	2008
Conventional franchised	18,799	18,076
Developmental licensed	3,095	2,847
Affiliated	4,081	4,115
Total Franchised	25,975	25,038
Company-operated	6,303	6,639
Systemwide restaurants	32,278	31,677

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2009 and 2008:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Net income	$ 1,261.0	$ 1,191.3	$ 3,334.2	$ 3,327.9
Other comprehensive income:
Foreign currency translation adjustments	507.5	(1,074.3)	824.7	(599.6)
Deferred hedging adjustments	(10.6)	23.1	(34.9)	38.1
Pension liability adjustment		1.8	1.0	(12.3)
Total other comprehensive income	496.9	(1,049.4)	790.8	(573.8)
Total comprehensive income	$ 1,757.9	$ 141.9	$ 4,125.0	$ 2,754.1

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 13.7 million shares and 19.4 million shares for the third quarter 2009 and 2008, respectively, and 14.5 million shares and 20.1 million shares for the nine months ended September 30, 2009 and 2008, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.0 million shares for the quarter ended September 30, 2009 and 10.1 million shares and 0.9 million shares for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (FASB) issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adoption was not significant in either period.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$622.8				$622.8
Investments	106.9	*			106.9
Derivative receivables	75.7	*	$117.6		193.3
Total assets at fair value	$805.4		$117.6		$923.0

Derivative payables			$(13.7)		$(13.7)
Total liabilities at fair value			$(13.7)		$(13.7)

*	Represents long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2009, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

In April 2009, the FASB issued guidance on interim disclosures about fair value in the Financial Instruments Topic of the FASB ASC. This guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.

At September 30, 2009, the fair value of the Company’s debt obligations was estimated at $11.9 billion, compared to a carrying amount of $11.1 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity.

The carrying amounts for both cash and equivalents and notes receivable approximate fair value. No fair value was estimated for non-interest bearing security deposits by franchisees, because these deposits are an integral part of the overall franchise arrangements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance amends and expands the previous disclosure requirements surrounding accounting for derivative instruments and hedging activities to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosure requirements as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedging transactions. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses. In addition, the Company uses forward foreign currency exchange agreements to mitigate the change in fair value of certain foreign denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

All derivative instruments designated as hedging instruments are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments) are recognized on the consolidated balance sheet at fair value and classified based on the instruments’ maturity date. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (OCI) and/or current earnings.

The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of September 30, 2009:

In millions	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Foreign currency options	Prepaid expenses and other current assets	$7.0	Accrued payroll and other liabilities	$—
Interest rate exchange agreements	Prepaid expenses and other current assets	0.5	Accrued payroll and other liabilities	—
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	0.2	Accrued payroll and other liabilities	(0.3)
Foreign currency options	Miscellaneous other assets	4.4	Other long-term liabilities	—
Interest rate exchange agreements	Miscellaneous other assets	78.6	Other long-term liabilities	(1.7)

Total derivatives designated as hedging instruments		$90.7		$(2.0)

Derivatives not designated as hedging instruments

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$28.0	Accrued payroll and other liabilities	$(12.8)
Derivatives hedging supplemental benefit plan	Miscellaneous other assets	75.7	Other long-term liabilities	—

Total derivatives not designated as hedging instruments		$103.7		$(12.8)

Total derivatives[1]		$194.4		$(14.8)

[1]

The fair value of derivatives is presented on a gross basis. Accordingly, the total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note because that disclosure reflects netting adjustments of $1.1 million.

The following table presents the pretax amounts affecting income and other comprehensive income for the nine month period ended September 30, 2009:

In millions:

Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative	Hedged Items in Fair Value Hedge Relationships	(Gain) Loss Recognized in Income on Related Hedged Items
Interest rate exchange agreements	$3.5	Fixed-rate debt	$(3.5)

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Foreign currency options Interest rate exchange agreements¹ Forward foreign currency exchange agreements Total	$4.6	$(42.3)	$25.1
	(1.8)	(1.7)	—
	1.6	(6.1)	—

	$4.4	$(50.1)	$25.1

Derivatives in Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)
Foreign currency denominated debt	$116.2

Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative
Forward foreign currency exchange agreements Derivatives hedging supplemental benefit plan² Foreign currency options Total	$(5.1)
	5.4
	(0.2)

	$ 0.1

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

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the nine month period ended September 30, 2009. A total of $1.9 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash Flow Hedging Strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include (i) interest rate exchange agreements; and (ii) forward foreign currency exchange agreements and foreign currency options.

The Company uses interest rate exchange agreements to effectively convert a portion of floating-rate debt into fixed-rate debt and the agreements are designed to reduce the impact of interest rate changes on future interest expense. At September 30, 2009, a total of $111.5 million of the Company’s outstanding floating-rate debt was effectively converted to fixed-rate debt resulting from the use of interest rate exchange agreements.

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

Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option will not exceed the upfront premium paid for the contract. However, the potential gains on a foreign currency option are unlimited as the settlement value of the contract is based upon the difference between the exchange rate at inception of the contract and the spot exchange rate at maturity. In limited situations, the Company uses foreign currency option collars, which limit the potential gains and lower the upfront premium paid, to protect against currency movements.

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of September 30, 2009, the Company had derivatives outstanding with an equivalent notional amount of $714.6 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

Based on interest rates and foreign currency exchange rates at September 30, 2009, no material amount of the $13 million in cumulative deferred hedging gains, after tax, included in accumulated other comprehensive income in shareholders’ equity at September 30, 2009, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income. As of September 30, 2009, a total of $3.2 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at September 30, 2009 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2009, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty is required to post collateral on its liability positions.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc., the majority owner, for total consideration of $139.8 million. In connection with the sale, in February, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter, the Company received $9.8 million in cash from Coinstar as final consideration.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $0.6 million in the third quarter 2009 and $94.9 million for the nine months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Recently Issued Accounting Standards

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company expects to adopt this guidance effective January 1, 2010, as required. The Company is currently evaluating the impact of adopting this guidance and does not expect the adoption to have a significant impact to its consolidated financial statements.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Revenues
U.S.	$2,049.7	$2,084.4	$5,970.3	$6,047.2
Europe	2,541.7	2,688.9	6,753.9	7,670.7
APMEA	1,125.9	1,143.3	3,182.9	3,233.6
Other Countries & Corporate	329.4	350.7	864.2	1,005.9
Total revenues	$6,046.7	$6,267.3	$16,771.3	$17,957.4
Operating income
U.S.	$865.6	$815.5	$2,426.0	$2,294.3
Europe	770.9	769.1	1,879.7	2,018.1
APMEA	279.2	234.1	723.4	642.9
Other Countries & Corporate	17.1	5.0	(14.4)	(14.6)
Total operating income	$1,932.8	$1,823.7	$5,014.7	$4,940.7

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was November 5, 2009. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,278 restaurants in 118 countries at September 30, 2009, 25,975 were operated by franchisees (including 18,799 operated by conventional franchisees, 3,095 operated by developmental licensees and 4,081 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,303 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, while the Company has no capital invested. In addition, the Company has an equity investment in a limited number of foreign affiliates that invest in real estate and operate or franchise restaurants within a market.

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

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, for total consideration of $139.8 million. In connection with the sale, in February, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter, the Company received $9.8 million in cash from Coinstar as final consideration.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $0.6 million in the third quarter 2009 and $94.9 million for the nine months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Strategic Direction and Financial Performance

McDonald’s customer-centered Plan to Win – which is focused on being better, not just bigger – provides a common framework for our restaurants yet allows for local adaptation. The Plan facilitates the execution of multiple initiatives surrounding the five factors of exceptional customer experiences – people, products, place, price and promotion. Through the execution of these initiatives, we have enhanced the McDonald’s experience for customers worldwide, growing sales and guest counts in each of the last five years. This Plan, coupled with financial discipline, has delivered strong results for shareholders. Our continued commitment and ability to deliver a relevant restaurant experience that provides consumers with a broad range of quality menu choices, affordable prices and unmatched convenience is driving operating performance. In the third quarter and first nine months of 2009, our results were fueled by positive comparable sales in every geographic segment.

The U.S. business delivered solid comparable sales and drove an operating income increase of 6% for both the quarter and nine months. The continuing appeal of core menu items and value offerings along with favorable consumer response to the new premium Angus Third Pounders and McCafé espresso-based coffees fueled the U.S. results.

Europe delivered strong comparable sales of 5.8% for the quarter and 5.4% for the nine months. Locally relevant premium products and promotions combined with compelling value continue to deliver results. Europe reported a constant currency increase in operating income of 10% for the quarter and 7% for the nine months.

APMEA reported a constant currency increase in operating income of 21% for both the quarter and nine months. Emphasis on convenience, value, operations excellence and core menu are enhancing consumer appeal and driving growth across the segment.

The Company remains committed to returning value to shareholders through share repurchases and dividends. During the third quarter 2009, the Company repurchased 13.6 million shares of its stock for $758.6 million, bringing the total repurchases for 2009 to 42.6 million shares or $2.4 billion. During the third quarter 2009, the Company paid a quarterly dividend of $0.50 per share or $541.2 million, bringing the total dividends paid for 2009 to $1.6 billion. For the full years 2007 and 2008 and first nine months of 2009 combined, the Company returned $15.6 billion to shareholders. The Company also declared a fourth quarter 2009 dividend of $0.55 per share, reflecting an increase of 10% over the third quarter. Including the fourth quarter 2009 dividend and share repurchases, the Company expects to end the year near the high end of its three-year, $15 billion to $17 billion total cash return target.

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets. For the full year 2008 and first nine months of 2009 combined, the Company refranchised about 970 restaurants. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. In addition, there is a corresponding decrease in Company-operated margin dollars and an increase in franchised margin dollars. The impact on margin percentages varies based on sales and operating costs of refranchised restaurants.

Operating Highlights Included:

•	Global comparable sales increased 3.8% for the quarter and 4.3% for the nine months

•	Consolidated operating income increased 6% (11% in constant currencies) for the quarter and 1% (9% in constant currencies) for the nine months

•

Net income per share was $1.15 for the quarter and $3.00 for the nine months, including negative impact from foreign currency translation of $0.05 per share and $0.22 per share for the quarter and nine months, respectively

•	The quarterly cash dividend increased 10% to $0.55 per share – the equivalent of $2.20 per share annually – effective fourth quarter 2009

•	During the nine months, the Company returned $4.0 billion to shareholders through share repurchases and dividends

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

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2009, the total basket of goods is expected to rise about 2% in the U.S. and about 3% in Europe. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2009 selling, general & administrative expenses to decline, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2008 such as the biennial Worldwide Owner/Operator Convention and the Beijing Summer Olympics.

•

Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2009 to decrease about 10% compared with 2008. Interest income in 2009 is expected to decrease about 75% compared with 2008 primarily due to lower average interest rates.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 45% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2008, the Company’s annual net income per share would change by about 12 to 15 cents. If foreign currency rates approximate current levels, currency translation is expected to positively impact fourth quarter 2009 revenues and net income per share by about $300 million and $0.06 per share, respectively. For the full year 2009, foreign currency translation is expected to negatively impact net income per share by about $0.16.

•

The Company expects the effective income tax rate for the full-year 2009 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2009 to be approximately $2.1 billion. About half of this amount will be reinvested in existing restaurants while the rest will primarily be used to open about 900 restaurants (850 traditional and 50 satellites). The Company expects net additions of about 550 restaurants (650 net traditional additions and 100 net satellite closings). These restaurant numbers include new unit openings (about 250 restaurants) in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures.

•

For the full years 2007 and 2008 and first nine months of 2009 combined, the Company returned $15.6 billion to shareholders. Including the fourth quarter 2009 dividend and share repurchases, the Company expects to end the year near the high end of its three-year, $15 billion to $17 billion total cash return target.

•

The Company continually reviews its restaurant ownership structures to optimize cash flow and returns and to enhance local relevance. The Company expects to refranchise 1,000 to 1,500 Company-operated restaurants between 2008 and 2010, primarily in its major markets, and will continue to utilize its developmental license strategy. For the full year 2008 and first nine months of 2009 combined, the Company refranchised about 970 restaurants, primarily in its major markets.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,093.6	(7)	$11,428.5	(10)
Revenues from franchised restaurants	1,953.1	5	5,342.8	2
Total revenues	6,046.7	(4)	16,771.3	(7)
Operating costs and expenses
Company-operated restaurant expenses	3,299.8	(8)	9,379.6	(10)
Franchised restaurants – occupancy expenses	338.6	7	953.3	2
Selling, general & administrative expenses	549.6	(6)	1,578.4	(9)
Impairment and other charges (credits), net	(1.5)	n/m	0.9	(10)
Other operating (income) expense, net	(72.6)	(70)	(155.6)	(40)
Total operating costs and expenses	4,113.9	(7)	11,756.6	(10)
Operating income	1,932.8	6	5,014.7	1
Interest expense	117.8	(10)	358.0	(12)
Nonoperating (income) expense, net	(6.0)	12	(34.4)	48
Gain on sale of investment	(0.6)	n/m	(94.9)	41
Income before provision for income taxes	1,821.6	7	4,786.0	1
Provision for income taxes	560.6	10	1,451.8	1
Net income	$1,261.0	6	$3,334.2	—
Net income per common share–basic:	$1.16	8	$3.04	3
Net income per common share–diluted:	$1.15	10	$3.00	4

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
Quarters Ended September 30,	2009	2008	2009
Revenues	$6,046.7	$6,267.3	$(375.9)
Company-operated margins	793.8	823.9	(60.2)
Franchised margins	1,614.5	1,539.3	(51.1)
Selling, general & administrative expenses	549.6	582.1	19.2
Operating income	1,932.8	1,823.7	(89.4)
Net income	1,261.0	1,191.3	(55.5)
Net income per common share – diluted	1.15	1.05	(0.05)

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
			Currency Translation Benefit / (Cost)
Nine Months Ended September 30,	2009	2008	2009
Revenues	$16,771.3	$17,957.4	$(1,661.7)
Company-operated margins	2,048.9	2,243.9	(220.5)
Franchised margins	4,389.5	4,319.5	(271.5)
Selling, general & administrative expenses	1,578.4	1,733.2	101.0
Operating income	5,014.7	4,940.7	(388.4)
Net income	3,334.2	3,327.9	(240.5)
Net income per common share – diluted	3.00	2.89	(0.22)

Foreign currency translation had a negative impact on consolidated operating results for the quarter and nine months as the U.S. Dollar strengthened against most currencies of foreign markets in which we operate, primarily the Euro, British Pound, Russian Ruble, Australian Dollar and Canadian Dollar.

Net Income and Diluted Net Income per Common Share

For the third quarter and nine months ended September 30, 2009, net income was $1,261.0 million and $3,334.2 million, respectively, and diluted net income per share was $1.15 and $3.00, respectively. Results for the nine months benefited by an after tax gain of $58.8 million or $0.05 per share related to the sale of the Company’s minority interest in Redbox. Results were negatively impacted due to the effect of foreign currency translation by $0.05 per share and $0.22 per share for the quarter and nine months, respectively.

For the third quarter and nine months ended September 2008, net income was $1,191.3 million and $3,327.9 million, respectively, and diluted net income per share was $1.05 and $2.89, respectively. Results for the nine months benefited by an after tax gain of $109.0 million or $0.09 per share due to the sale of the Company’s minority interest in Pret A Manger.

During the third quarter 2009, the Company repurchased 13.6 million shares of its stock for $758.6 million, bringing the total repurchases for 2009 to 42.6 million shares or $2.4 billion. During the third quarter 2009, the Company paid a quarterly dividend of $0.50 per share or $541.2 million, bringing the total dividends paid for 2009 to $1.6 billion. The Company also declared a fourth quarter 2009 dividend of $0.55 per share, reflecting an increase of 10% over the third quarter.

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

REVENUES Dollars in millions
Quarters Ended September 30,	2009	2008	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,093.2	$1,185.0	(8)	(8)
Europe	1,833.9	2,007.1	(9)	5
APMEA	964.0	992.7	(3)	1
Other Countries & Corporate	202.5	226.3	(11)	(6)
Total	$4,093.6	$4,411.1	(7)	—
Franchised revenues
U.S.	$956.5	$899.4	6	6
Europe	707.8	681.8	4	11
APMEA	161.9	150.6	8	10
Other Countries & Corporate	126.9	124.4	2	10
Total	$1,953.1	$1,856.2	5	9
Total revenues
U.S.	$2,049.7	$2,084.4	(2)	(2)
Europe	2,541.7	2,688.9	(5)	6
APMEA	1,125.9	1,143.3	(2)	2
Other Countries & Corporate	329.4	350.7	(6)	—
Total	$6,046.7	$6,267.3	(4)	2

REVENUES Dollars in millions
Nine Months Ended September 30,	2009	2008	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,252.2	$3,490.1	(7)	(7)
Europe	4,899.2	5,752.3	(15)	3
APMEA	2,740.9	2,801.9	(2)	5
Other Countries & Corporate	536.2	661.6	(19)	(8)
Total	$11,428.5	$12,705.9	(10)	—
Franchised revenues
U.S.	$2,718.1	$2,557.1	6	6
Europe	1,854.7	1,918.4	(3)	10
APMEA	442.0	431.7	2	14
Other Countries & Corporate	328.0	344.3	(5)	9
Total	$5,342.8	$5,251.5	2	8
Total revenues
U.S.	$5,970.3	$6,047.2	(1)	(1)
Europe	6,753.9	7,670.7	(12)	5
APMEA	3,182.9	3,233.6	(2)	6
Other Countries & Corporate	864.2	1,005.9	(14)	(2)
Total	$16,771.3	$17,957.4	(7)	3

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. In addition, there is a corresponding decrease in Company-operated margin dollars and an increase in franchised margin dollars. The impact on margin percentages varies based on sales and operating costs of refranchised restaurants.

Consolidated revenues decreased 4% (increased 2% in constant currencies) for the quarter and decreased 7% (increased 3% in constant currencies) for the nine months. The constant currency growth was driven by positive comparable sales in all segments, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. As a result of refranchising, franchised restaurants represent 80% of systemwide restaurants at September 30, 2009 compared with 79% at September 30, 2008.

In the U.S., the decrease in revenues for the quarter and nine months was due to the impact of the refranchising strategy, partly offset by an increase in comparable sales. New products, including the Angus Third Pounder and McCafé premium coffees, as well as core products and value offerings drove comparable sales.

In Europe, the constant currency increase in revenues for the quarter and nine months was primarily due to strong comparable sales in the U.K., France and Russia (which is entirely Company-operated). These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany.

In APMEA, the constant currency increase in revenues for the quarter and nine months was primarily driven by strong comparable sales in Australia and certain Asian markets as well as expansion in China, partly offset by negative comparable sales in China.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2009 and 2008:

COMPARABLE SALES	% Increase
	Quarters Ended September 30,		Nine Months Ended September 30,*
	2009	2008	2009	2008
U.S.	2.5	4.7	3.5	3.7
Europe	5.8	8.2	5.4	8.8
APMEA	2.2	7.8	4.0	8.6
Other Countries & Corporate	6.1	13.6	5.1	13.6
Total	3.8	7.1	4.3	6.8

*	On a consolidated basis, comparable guest counts increased 1.3% and 3.3% for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2009:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2009		Nine Months Ended September 30, 2009
	% Inc / (Dec )	% Inc Excluding Currency Translation	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	3	3	4	4
Europe	(1)	8	(7)	8
APMEA	9	6	5	8
Other Countries & Corporate	(1)	8	(6)	7
Total	2	6	—	6

The following tables present franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters and nine months ended September 30, 2009 and 2008:

FRANCHISED SALES Dollars in millions
Quarters Ended September 30,	2009	2008	% Inc	% Inc Excluding Currency Translation
U.S.	$6,948.8	$6,597.2	5	5
Europe	4,027.7	3,935.4	2	10
APMEA	2,578.4	2,271.9	13	8
Other Countries & Corporate	1,558.5	1,544.0	1	10
Total*	$15,113.4	$14,348.5	5	7

*	Included $3,046.6 million and $2,866.7 million of sales in 2009 and 2008, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based on sales.

FRANCHISED SALES Dollars in millions
Nine Months Ended September 30,	2009	2008	% Inc / (Dec )	% Inc Excluding Currency Translation
U.S.	$20,011.3	$18,794.9	6	6
Europe	10,608.6	10,983.1	(3)	10
APMEA	7,159.4	6,584.7	9	9
Other Countries & Corporate	4,088.5	4,277.7	(4)	9
Total*	$41,867.8	$40,640.4	3	8

*	Included $8,527.3 million and $8,103.0 million of sales in 2009 and 2008, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based on sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2009	2008	2009	2008
Franchised
U.S.	83.4	83.7	$797.4	$753.0	6	6
Europe	79.5	79.7	562.6	543.6	3	11
APMEA	89.5	89.7	144.9	135.1	7	9
Other Countries & Corporate	86.4	86.6	109.6	107.6	2	10
Total	82.7	82.9	$1,614.5	$1,539.3	5	8
Company-operated
U.S.	19.3	18.2	$211.3	$216.1	(2)	(2)
Europe	20.4	20.0	374.7	400.7	(6)	7
APMEA	18.0	17.0	173.5	168.4	3	7
Other Countries & Corporate	16.9	17.1	34.3	38.7	(11)	(7)
Total	19.4	18.7	$793.8	$823.9	(4)	4

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Nine Months Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
	2009	2008	2009	2008
Franchised
U.S.	83.1	83.2	$2,259.3	$2,127.0	6	6
Europe	78.3	78.7	1,451.7	1,509.7	(4)	9
APMEA	89.7	89.3	396.6	385.4	3	13
Other Countries & Corporate	86.0	86.4	281.9	297.4	(5)	8
Total	82.2	82.3	$4,389.5	$4,319.5	2	8
Company-operated
U.S.	19.1	18.4	$620.9	$640.9	(3)	(3)
Europe	18.2	18.1	889.7	1,040.2	(14)	2
APMEA	16.7	16.4	457.6	458.8	—	8
Other Countries & Corporate	15.1	15.7	80.7	104.0	(22)	(12)
Total	17.9	17.7	$2,048.9	$2,243.9	(9)	1

Franchised margin dollars increased $75.2 million or 5% ($126.3 million or 8% in constant currencies) for the quarter and $70.0 million or 2% ($341.5 million or 8% in constant currencies) for the nine months. Positive comparable sales in every segment and the refranchising strategy were the primary drivers of the constant currency growth in franchised margin dollars in both periods.

•

In the U.S., the franchised margin percent for the quarter and nine months reflected positive comparable sales offset by additional depreciation related to the Company’s investment in the beverage initiative.

•

In Europe, the franchised margin percent for the quarter and nine months was negatively impacted by the refranchising strategy and higher occupancy expenses partly offset by positive comparable sales. In addition, the cost of strategic brand and sales building initiatives, primarily in the U.K. and Germany, negatively impacted the nine months.

•

In APMEA, the decrease in the franchised margin percent for the quarter was primarily driven by higher occupancy expenses in Australia, partly offset by a benefit from foreign currency translation, mostly due to the stronger Japanese yen and the weaker Australian dollar. The franchised margin percent for the nine months was higher than the prior year primarily due to the impact of foreign currency translation.

Company-operated margin dollars decreased $30.1 million or 4% (increased $30.1 million or 4% in constant currencies) for the quarter and decreased $195.0 million or 9% (increased $25.5 million or 1% in constant currencies) for the nine months. In both periods Company-operated margin dollars were negatively impacted by the refranchising strategy. The refranchising strategy had a positive impact on the margin percent for both periods.

•

In the U.S., the Company-operated margin percent increased for the quarter and nine months due to positive comparable sales and the impact of the refranchising strategy, partly offset by additional depreciation related to the beverage initiative and higher commodity costs. The quarter also benefited from lower employee benefit costs.

•

Europe’s Company-operated margin percent increased for the quarter and nine months due to positive comparable sales and refranchising, partly offset by higher commodity and labor costs. Local inflation and the impact of weaker currencies on the cost of certain imported products drove higher costs, primarily in Russia, and negatively impacted the Company-operated margin percent for the quarter and nine months.

•

In APMEA, the Company-operated margin percent increased for the quarter primarily due to lower commodity and other costs in China, partly offset by higher labor costs throughout the segment. The margin percent increased for the nine months primarily due to positive comparable sales in many markets partly offset by higher commodity and labor costs.

The following table presents margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Food & paper	33.1	33.8	33.8	33.5
Payroll & employee benefits	25.1	25.3	25.6	26.1
Occupancy & other operating expenses	22.4	22.2	22.7	22.7
Total expenses	80.6	81.3	82.1	82.3
Company-operated margins	19.4	18.7	17.9	17.7

Selling, General & Administrative Expenses

Selling, general & administrative expenses decreased 6% (2% in constant currencies) for the quarter and decreased 9% (3% in constant currencies) for the nine months. Costs in 2008 related to the Beijing Summer Olympics impacted both periods and costs from the Company’s biennial Worldwide Owner/Operator Convention in second quarter 2008 impacted the nine months. Selling, general & administrative expenses as a percent of revenues decreased to 9.4% for the nine months 2009 compared with 9.7% for 2008, and as a percent of Systemwide sales, decreased to 3.0% for 2009 compared with 3.2% for 2008.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains on sales of restaurant businesses	$(32.5)	$(30.5)	$(78.6)	$(73.8)
Equity in earnings of unconsolidated affiliates	(54.9)	(42.3)	(118.2)	(91.8)
Asset dispositions and other (income) expense	14.8	30.2	41.2	54.1
Total	$(72.6)	$(42.6)	$(155.6)	$(111.5)

Equity in earnings of unconsolidated affiliates for the quarter and nine months reflected increased income from Japan.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended September 30,	2009	2008	% Inc	% Inc Excluding Currency Translation
U.S.	$865.6	$815.5	6	6
Europe	770.9	769.1	—	10
APMEA	279.2	234.1	19	21
Other Countries & Corporate	17.1	5.0	n/m	n/m
Total	$1,932.8	$1,823.7	6	11

OPERATING INCOME Dollars in millions
Nine Months Ended September 30,	2009	2008	% Inc / (Dec	)	% Inc Excluding Currency Translation
U.S.	$2,426.0	$2,294.3	6		6
Europe	1,879.7	2,018.1	(7)		7
APMEA	723.4	642.9	13		21
Other Countries & Corporate	(14.4)	(14.6)	1		n/m
Total	$5,014.7	$4,940.7	1		9

n/m Not meaningful

In the U.S., operating results increased for the quarter and nine months primarily due to higher franchised margin dollars.

In Europe, constant currency operating results for the quarter and nine months reflected strong operating performance in France, the U.K. and Russia.

In APMEA, constant currency operating results for the quarter and nine months were driven primarily by strong results in Australia. Expansion and improved cost controls in China also contributed to results for both periods.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the nine months 2009 and 2008 was 29.9% and 27.5%, respectively. In constant currencies, the 2009 combined operating margin increased 180 basis points.

Interest Expense

Interest expense for the quarter and nine months decreased primarily due to lower average interest rates, partly offset by higher average debt levels. Weaker foreign currencies benefited the nine months and, to a lesser extent, the quarter.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$(4.4)	$(16.0)	$(14.7)	$(68.7)
Translation and hedging activity	(6.8)	8.1	(31.9)	0.5
Other expense	5.2	1.1	12.2	1.7
Total	$(6.0)	$(6.8)	$(34.4)	$(66.5)

Interest income declined for the quarter and nine months primarily due to lower interest rates. Interest income in the nine months 2008 included interest on the partial recovery of prior years’ sales taxes in the U.K.

Translation and hedging activity for 2009 included gains on the hedging of certain foreign-denominated cash flows.

Other expense for the quarter and nine months ended 2008 reflected higher income from the Company’s minority interest in Redbox, which was sold in February 2009.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, for total consideration of $139.8 million. In connection with the sale, in February, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In April, the Company sold all of its holdings in the Coinstar common stock for $46.8 million. In second quarter, the Company received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter, the Company received $9.8 million in cash from Coinstar as final consideration.

As a result of the transaction, the Company recognized a nonoperating pretax gain of $0.6 million in the third quarter 2009 and $94.9 million for the nine months.

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. As a result of the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million.

Income Taxes

The effective income tax rate was 30.3% for the nine months 2009 compared with 30.1% for the nine months 2008, and 30.8% for third quarter 2009 compared with 29.9% for third quarter 2008.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $4.4 billion and exceeded capital expenditures by $3.1 billion for the nine months 2009. Cash provided by operations decreased $73.9 million compared with the first nine months of 2008 primarily due to changes in working capital items, partly due to the receipt of $142.7 million in 2008 related to the completion of an Internal Revenue Service examination and higher incentive based compensation payments in 2009 for the 2008 performance year.

Cash used for investing activities totaled $1.1 billion for the nine months 2009, an increase of $123.8 million over the first nine months of 2008, as a result of lower proceeds from sales of investments and properties and higher expenditures for purchases of restaurant businesses, partly offset by lower capital expenditures due to the impact of foreign currencies.

Cash used for financing activities totaled $3.2 billion for the nine months 2009, a decrease of $708.6 million compared with the first nine months of 2008. Financing activities in 2009 reflected lower treasury stock purchases, partly offset by higher dividends and lower proceeds from stock option exercises.

Debt obligations at September 30, 2009 totaled $11.1 billion compared with $10.2 billion at December 31, 2008. The increase in 2009 was primarily due to net issuances of $645 million and the impact of changes in exchange rates on foreign currency denominated debt of $192 million. In October 2009, the Company repaid about $400 million of debt that matured.

Accounting Changes

Fair Value Measurements

In 2006, the Financial Accounting Standards Board (FASB) issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adoption was not significant in either period.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance amends and expands the previous disclosure requirements surrounding accounting for derivative instruments and hedging activities to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosure requirements as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on interim disclosures about fair value in the Financial Instruments Topic of the FASB ASC. This guidance requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The Company adopted the guidance for the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

Subsequent Events

In May 2009, the FASB issued guidance in the Subsequent Events Topic of the FASB ASC. This guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the guidance for the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

Recently Issued Accounting Standards

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company expects to adopt this guidance effective January 1, 2010, as required. The Company is currently evaluating the impact of adopting this guidance and does not expect the adoption to have a significant impact to its consolidated financial statements.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out (IEO) segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The current economic environment has caused the IEO segment to contract in many markets, including some of our major markets, and this may continue. The current economic environment has increased consumer focus on value, heightening pricing pressures across the industry, which could affect our ability to continue to grow sales despite the strength of our Brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate and our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand.

The risks we face can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

Our ability to remain a relevant and trusted brand and to increase sales depends largely on how well we execute the Plan to Win, particularly as the global economy emerges from recession.

The Plan to Win addresses the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond effectively to trends or other factors that affect the IEO segment and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about our products, all of which can drive popular perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements or alliances with us;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

•

Our ability to respond effectively to adverse perceptions about the quick-service segment of the IEO segment, our products and promotions (including the premiums we offer, such as our Happy Meal toys) or the reliability of our supply chain and the safety of the ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

•

The success of our plans to improve existing products and to roll out new products and product line extensions, as well as the impact of our competitors’ actions, including in response to our product improvements and introductions, and our ability to continue robust product development and manage the complexity of our restaurant operations;

•

Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, particularly in markets where pricing or cost pressures are significant or have been exacerbated by challenging economic conditions;

•	The impact of our pricing, marketing and promotional plans on sales and margins and our ability to adjust our plans to respond quickly to changing economic conditions;

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

•

Whether our restaurant remodeling and rebuilding efforts, which remain a priority notwithstanding the current period of slow economic growth and challenging credit markets, is targeted at the elements of the restaurant experience that will best accomplish our goals to enhance the relevance of our Brand and achieve an efficient allocation of our capital resources;

•	Our ability to maintain alignment with franchisees on operating, promotional and capital-intensive initiatives;

•

The risks to our Brand if a franchisee defaults in its obligations (particularly requirements to pay royalties, make capital investments and open new restaurants), experiences food safety or other operational problems or projects a brand image inconsistent with our values, all of which are more significant risks if a franchisee controls a large number of restaurants as is the case in Latin America; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.

Our results and financial condition are affected by global and local market conditions, which can adversely affect our sales, margins and net income.

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Some macroeconomic conditions could have an even more wide-ranging and prolonged impact. The current environment has been characterized by slowing economies, rising unemployment, declining wages, constrained credit and volatile financial markets. These conditions have significantly affected consumer spending and habits. Moreover, the timing and strength of a recovery is uncertain in many of our most important markets, and growth in consumer spending generally lags improvement in the broader economy. The key factors that affect our ability to manage the impact of these conditions are the following:

•

Whether our strategies will permit us to compete effectively and make continued market share gains, while at the same time achieving sales and operating income within our targeted long-term average annual range of growth;

•	The effectiveness of our supply chain management, including hedging strategies, to preserve and, where possible, expand our margins;

•

Our ability to manage the impact of fluctuations in foreign exchange rates, which are expected to adversely affect full year 2009 results, changes in interest rates and governmental actions to manage national economic conditions such as credit availability, consumer spending, unemployment levels and inflation rates;

•

The impact on our margins of labor costs given our labor-intensive business model, the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

•	Whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants from year to year, and whether new sites are as profitable as expected;

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption, including as a result of initiatives that effectively impose a tax on carbon emissions, such as the proposed “cap and trade” legislation pending in the U.S. Congress;

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

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products, or the appropriateness or accuracy of our advertising or other communications;

•

The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, immigration, mandatory healthcare benefits and unlawful workplace discrimination;

•

The impact of the current economic conditions on unemployment levels and consumer confidence and the effect of initiatives to stimulate economic recovery and to further regulate financial markets on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

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

•

Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can reflect market commentary (including commentary that may be unreliable or incomplete in some cases) or expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; sales of large blocks of our stock or portfolio rebalancing activities by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

•

The impact of our stock repurchase program, dividend rate or changes in our debt levels on our credit ratings, interest expense, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants; and

•

The impact on our results of other corporate actions, such as those we may take from time to time as part of our continuous review of our corporate structure in light of business, legal and tax considerations.

Our results and financial condition are affected by our ownership mix.

Our refranchising strategy involves a shift to a greater percentage of franchised restaurants. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. When we refranchise a restaurant, it reduces consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. It also reduces Company-operated margin dollars while increasing franchised margin dollars, with the impact on margin percentages varying based on sales and operating costs of the refranchised restaurants. Our refranchising strategy can also expose us to risks, including the following:

•	Whether the franchisees we select will have the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants;

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The previously identified case that was pending in the Circuit Court of Palm Beach County, Florida, Annalise Chimiak v. McDonald’s Corporation and R&L Partnership (Case No. 2006CA3337), has been resolved. The remainder of the cases (all of which seek damages only for individual plaintiffs) have been resolved, with the exception of one case involving three individual plaintiffs who are each only seeking damages on an individual basis, which is pending in state court in Illinois.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1-31, 2009	5,351,928	$56.53	5,351,928	$2,505,898,000
August 1-31, 2009	4,910,273	$55.62	4,910,273	$2,232,802,000
September 1-30, 2009	3,276,732	$55.84	3,276,732	$2,049,821,000
Total	13,538,933	$56.03	13,538,933	(1)
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)

On September 12, 2007, the Company’s Board of Directors approved a share repurchase program that authorized the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date (2007 Program). On September 24, 2009, the Company’s Board of Directors terminated the 2007 Program, effective October 1, 2009, and replaced it with a new share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date (2009 Program). As of September 30, 2009, no further share repurchases may be made under the 2007 Program; future share repurchases will be made pursuant to the 2009 Program.

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

	(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

	(g)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

	(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(i) First amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

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

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

November 5, 2009	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer