Form 10-K
period 2009-12-31
MCDONALDS CORP
filed 2010-02-26
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5231

McDONALD’S CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2361282 (I.R.S. Employer Identification No.)

One McDonald’s Plaza Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip code)

Registrant’s telephone number, including area code: (630) 623-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value 8-7/8% Debentures due 2011 6-3/8% Debentures due 2028	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

(Check one):

Large accelerated filer  ☒        Accelerated filer  ☐

Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was $62,710,000,131.

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 1,075,960,799.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2010 definitive proxy statement which will be filed no later than 120 days after December 31, 2009.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2009, there have been no material changes to the Company’s corporate structure or in its method of conducting business. In 2009, the Company has continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.

b. Financial information about segments

Segment data for the years ended December 31, 2009, 2008 and 2007 are included in Part II, Item 8, page 44 of this Form 10-K.

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

Under the conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. A discussion regarding site selection is included in Part I, Item 2, page 6 of this Form 10-K.

Conventional franchisees contribute to the Company’s revenue stream through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees received upon the opening of a new restaurant or the granting of a new franchise term. The conventional franchise arrangement typically lasts 20 years, and franchising practices are generally consistent throughout the world. Over 70% of franchised restaurants operate under conventional franchise arrangements.

The Company has an equity investment in a limited number of foreign affiliated markets, referred to as affiliates. The largest of these affiliates is Japan, where there are 3,714 restaurants. The Company receives a royalty based on a percent of sales in these markets.

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

The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and strictly enforces high quality standards and product specifications. The Company has quality assurance labs around the world to ensure that its high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site inspections of suppliers’ facilities. Further, a quality assurance board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.

Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products and in the delivery of customer service.

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. The Company endeavors to continuously improve its social and environmental performance to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.

In February 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC. and in April 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. The Company operated Boston Market in the U.S., prior to its sale in August 2007.

•	Products

McDonald’s restaurants offer a substantially uniform menu, although there may be geographic variations. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, Chicken Selects, Snack Wraps, french fries, premium salads, shakes, McFlurry desserts, sundaes, soft serve cones, pies, cookies, soft drinks, coffee, McCafé beverages and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

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

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007 in Part II, Item 7, pages 10 through 28, and the Consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007 in Part II, Item 8, page 32 of this Form 10-K.

•	Customers

The Company’s business is not dependent upon either a single customer or small group of customers.

•	Backlog

Company-operated restaurants have no backlog orders.

•	Government contracts

No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

•	Competition

McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience, service, menu variety and product quality in a highly fragmented global restaurant industry.

In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which management refers to as the Informal Eating Out (IEO) segment, includes the following restaurant categories defined by Euromonitor International: quick-service eating establishments, casual dining full-service restaurants, 100% home delivery/takeaway providers, street stalls or kiosks, specialist coffee shops and self-service cafeterias. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than casual dining.

Based on data from Euromonitor International, the global IEO segment was composed of approximately 5.9 million outlets and generated $875 billion in annual sales in 2008, the most recent year for which data is available. McDonald’s global 2008 restaurant business accounted for approximately 0.5% of those outlets and about 8% of the sales.

Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 12.6 million outlets and generated about $1.85 trillion in annual sales in 2008. McDonald’s global restaurant business accounted for approximately 0.2% of those outlets and about 4% of the sales.

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

Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs, including for the Company, its franchisees and suppliers. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns or climate, could have a direct impact on the operations of our restaurants or the operations of our suppliers in ways which we cannot predict at this time.

The Company continually monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already undertaken its own initiatives relating to preservation of the environment, including the development of means of monitoring and reducing energy use, in many of its markets.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 385,000 as of year-end 2009.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 28 and Segment and geographic information in Part II, Item 8, page 44 of this Form 10-K.

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

Financial and other information can also be accessed on the investor section of the Company’s website at www.aboutmcdonalds.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Copies of financial and other information are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of Business Conduct, the Code of Ethics for Chief Executive Officer and Senior Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (630) 623-7428 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.

Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2010. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

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

•

Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment, our products and promotions (including the premiums we offer, such as our Happy Meal toys) or the reliability of our supply chain and the safety of the ingredients we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

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

•

Whether our restaurant remodeling and rebuilding efforts, which remain a priority notwithstanding the current period of slow economic growth and challenging credit markets, are targeted at the elements of the restaurant experience that will best accomplish our goals to enhance the relevance of our Brand and achieve an efficient allocation of our capital resources;

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

•

Our ability to manage the impact of fluctuations in foreign exchange rates, changes in interest rates and governmental actions to manage national economic conditions such as credit availability, consumer spending, unemployment levels and inflation rates;

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

•

The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation, including taxation, in ways that could be material to our business;

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

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment claims and landlord/tenant disputes; the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our Brand and products;

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

•

The impact of the current economic conditions on unemployment levels and consumer confidence and the effect of initiatives to stimulate economic recovery and to further regulate financial markets (including through changes in taxation) on the cost and availability of funding for the Company and its franchisees, inflation and foreign exchange rates;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price or import- export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•

The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, the impact on our margins as the use of cashless payments increases, the potential costs associated with alleged security breaches and the loss of consumer confidence that may result; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, related legal or regulatory interpretations or our critical accounting estimates, changes in tax accounting or tax laws (or interpretations thereof), and the impact of settlements of adjustments proposed by the Internal Revenue Service or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

•

Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can reflect market commentary (including commentary that may be unreliable or incomplete in some cases) or expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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

Severe weather conditions, natural disasters, terrorist activities, health epidemics or pandemics or the prospect of these events can have an adverse impact on consumer spending and confidence levels or on other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 28 and in Financial statements and supplementary data in Part II, Item 8, pages 29 through 47 of this Form 10-K.

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

On December 2, 2009, the previously identified case, Debra Moffatt v. McDonald’s Corporation (MDL Case No. 06-cv-4467), which was one of several cases pending in the Northern District of Illinois that were combined into one action, was resolved along with the other cases that made up the consolidated action.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

None.

The following are the Executive Officers of our Company (as of the date of this filing):

Jose Armario, 50, is Group President–McDonald’s Canada and Latin America, a position he has held since February 2008. He previously served as President, McDonald’s Latin America from December 2003 to February 2008 and served as Senior

Vice President and International Relationship Partner from July 2001 through November 2003. Mr. Armario has been with the Company for 13 years.

Peter J. Bensen, 47, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President–Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 13 years.

Mary N. Dillon, 48, is Corporate Executive Vice President–Global Chief Marketing Officer. She has served in that position since joining the Company in October 2005. Prior to joining the Company, she was Division President of Quaker Foods, a division of PepsiCo, from 2004 to October 2005. Prior to that role, Ms. Dillon served as Vice President of Marketing, Quaker Foods from 2002 to 2004. Ms. Dillon has been with the Company for four years.

Timothy J. Fenton, 52, is President, McDonald’s Asia/Pacific, Middle East and Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Prior to that time, he served as Senior Vice President, International Relationship Partner from September 1999 through May 2003. Mr. Fenton has been with the Company for 36 years.

Janice Fields, 54, is President, McDonald’s USA, a position she has held since January 2010. She previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from August 2006 to January 2010, and President, Central Division of McDonald’s USA from May 2003 to August 2006. Ms. Fields has been with the Company for 31 years.

Richard Floersch, 52, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for six years.

Denis Hennequin, 51, is President of McDonald’s Europe, a position he has held since July 2005. From January 2005 to July 2005, he served as Senior Vice President and International Relationship Partner. From January 2004 to January 2005, he served as Vice President of McDonald’s Europe. Prior to that time, he served as President and Managing Director of McDonald’s France from December 1996 to January 2004. Mr. Hennequin has been with the Company for 25 years.

Kevin M. Ozan, 46, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 to January 2008, he served as Corporate Vice President–Assistant Controller. Prior to that time, he served as a Senior Director in the following areas: Investor Relations (May 2006 to April 2007), Chicago Region Finance (August 2004 to April 2006), and Corporate Controller Group (March 2002 to August 2004). Mr. Ozan has been with the Company for 12 years.

Gloria Santona, 59, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 32 years.

James A. Skinner, 65, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice

Chairman from January 2003 to November 2004. Mr. Skinner has been with the Company for 38 years.

Jeffrey P. Stratton, 54, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 to December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 36 years.

Donald Thompson, 46, is President and Chief Operating Officer, a position to which he was elected in January 2010. He previously served as President, McDonald’s USA, from August 2006 to January 2010, as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 to August 2006, as Executive Vice President, Restaurant Solutions Group from May 2004 through January 2005, and President, West Division, from October 2001 through May 2004. Mr. Thompson has been with the Company for 19 years.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2009				2008
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	64.46	50.44	0.50		59.48	49.36	0.375
Second	61.01	51.76	0.50		61.76	55.14	0.375
Third	59.59	53.88	1.05	*	67.00	55.55	0.875	*
Fourth	64.75	56.03			64.02	45.79
Year	64.75	50.44	2.05		67.00	45.79	1.625

*	Includes a $0.50 and $0.375 per share dividend declared and paid in third quarter of 2009 and 2008, respectively, and a $0.55 and $0.50 per share dividend declared in third quarter and paid in fourth quarter of 2009 and 2008, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2010 was estimated to be 1,198,000.

Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends, share repurchases or a combination of both. The Company has paid dividends on common stock for 34 consecutive years through 2009 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Issuer purchases of equity securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended December 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(1)	Approximate dollar value of shares that may yet be purchased under the programs(1)
October 1-31, 2009	4,229,113	$58.52	4,229,113	$9,752,533,000
November 1-30, 2009	1,095,178	61.74	1,095,178	9,684,918,000
December 1-31, 2009	2,407,192	62.33	2,407,192	9,534,888,000
Total	7,731,483	$60.16	7,731,483	$9,534,888,000

*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2009		2008		2007		2006		2005		2004
Company-operated sales	$15,459		16,561		16,611		15,402		14,018		13,055
Franchised revenues	$7,286		6,961		6,176		5,493		5,099		4,834
Total revenues	$22,745		23,522		22,787		20,895		19,117		17,889
Operating income	$6,841	(1)	6,443		3,879	(4)	4,433	(7)	3,984		3,554	(10)
Income from continuing operations	$4,551	(1,2)	4,313	(3)	2,335	(4,5)	2,866	(7)	2,578	(9)	2,287	(10)
Net income	$4,551	(1,2)	4,313	(3)	2,395	(4,5,6)	3,544	(7,8)	2,602	(9)	2,279	(10)
Cash provided by operations	$5,751		5,917		4,876		4,341		4,337		3,904
Cash used for investing activities	$1,655		1,625		1,150		1,274		1,818		1,383
Capital expenditures	$1,952		2,136		1,947		1,742		1,607		1,419
Cash used for (provided by) financing activities	$4,421		4,115		3,996		5,460		(442)		1,634
Treasury stock repurchased	$2,854		3,981		3,949		3,719		1,228		605
Common stock cash dividends	$2,235		1,823		1,766		1,217		842		695
Financial position at year end:
Total assets	$30,225		28,462		29,392		28,974		29,989		27,838
Total debt	$10,578		10,218		9,301		8,408		10,137		9,220
Total shareholders’ equity	$14,034		13,383		15,280		15,458		15,146		14,201
Shares outstanding in millions	1,077		1,115		1,165		1,204		1,263		1,270
Per common share:
Income from continuing operations–diluted	$4.11	(1,2)	3.76	(3)	1.93	(4,5)	2.29	(7)	2.02	(9)	1.80	(10)
Net income–diluted	$4.11	(1,2)	3.76	(3)	1.98	(4,5,6)	2.83	(7,8)	2.04	(9)	1.79	(10)
Dividends declared	$2.05		1.63		1.50		1.00		.67		.55
Market price at year end	$62.44		62.19		58.91		44.33		33.72		32.06
Company-operated restaurants	6,262		6,502		6,906		8,166		8,173		8,179
Franchised restaurants	26,216		25,465		24,471		22,880		22,593		22,317
Total Systemwide restaurants	32,478		31,967		31,377		31,046		30,766		30,496
Franchised sales(11)	$56,928		54,132		46,943		41,380		38,913		37,052

(1)	Includes net pretax income of $65.2 million ($87.0 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $58.8 million ($0.06 per share-basic, $0.05 per share-diluted) due to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes income of $109.0 million ($0.09 per share) due to the sale of the Company’s minority ownership interest in U.K.- based Pret A Manger.

(4)	Includes pretax operating charges of $1.7 billion ($1.32 per share) related to impairment and other charges primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee (see Latam transaction note to the consolidated financial statements for further details).

(5)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal tax returns.

(6)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of the Company’s investment in Boston Market.

(7)	Includes pretax operating charges of $134 million ($98 million after tax or $0.08 per share) related to impairment and other charges.

(8)	Includes income of $678 million ($0.54 per share) related to discontinued operations primarily resulting from the disposal of our investment in Chipotle.

(9)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) of income tax benefit resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns, partly offset by $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA).

(10)	Includes pretax operating charges of $130 million related to impairment and $121 million ($12 million related to 2004 and $109 million related to prior years) for a correction in the Company’s lease accounting practices and policies, as well as a nonoperating gain of $49 million related to the sale of the Company’s interest in a U.S. real estate partnership, for a total pretax expense of $202 million ($148 million after tax or $0.12 per share).

(11)	While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

DESCRIPTION OF THE BUSINESS

The Company franchises and operates McDonald’s restaurants. Of the 32,478 restaurants in 117 countries at year-end 2009, 26,216 were operated by franchisees (including 19,020 operated by conventional franchisees, 3,160 operated by developmental licensees and 4,036 operated by foreign affiliated markets (affiliates)—primarily in Japan) and 6,262 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.

We view ourselves primarily as a franchisor and believe franchising is important to delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. We continually review our mix of Company-operated and franchised (conventional franchised, developmental licensed and affiliated) restaurants to help maximize overall performance.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 35%, 41% and 19% of total revenues, respectively. France, Germany and the United Kingdom (U.K.), collectively, account for approximately 55% of Europe’s revenues; and Australia, China and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for over 50% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise over 70% of total revenues.

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as we believe opportunities remain for long-term growth. Accordingly, in 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) for total consideration of $140 million. In 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger for cash proceeds of $229 million. In connection with both sales, the Company recognized nonoperating gains. During 2007, the Company sold its investment in Boston Market. As a result of the disposal, Boston Market’s results of operations and transaction gain are reflected as discontinued operations. As of December 31, 2009, the Company had disposed of all non-McDonald’s restaurant businesses.

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

•

Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays and weekend days in a given timeframe can have a positive or negative impact on comparable sales and guest counts. The Company refers to these impacts as calendar shift/trading day adjustments. In addition, the timing of holidays can impact comparable sales and guest counts. These impacts vary geographically due to consumer spending patterns and have the greatest effect on monthly comparable sales and guest counts while the annual impacts are typically minimal. In 2008, there was an incremental full day of sales and guest counts due to leap year.

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

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE

The strength of the alignment between the Company, its franchisees and suppliers (collectively referred to as the System) has been key to McDonald’s success over the years. This business model enables McDonald’s to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet customers’ changing needs and preferences.

McDonald’s customer-focused Plan to Win—which is centered around being better, not just bigger—provides a common framework for our global business yet allows for local adaptation. Through the execution of multiple initiatives surrounding the five key drivers of exceptional customer experiences—People, Products, Place, Price and Promotion—we have enhanced the restaurant experience for customers worldwide and grown sales and customer visits in each of the last six years. This Plan, coupled with financial discipline, has delivered strong results for shareholders.

We have exceeded our long-term, constant currency financial targets of average annual Systemwide sales growth of 3% to 5%; average annual operating income growth of 6% to 7%; and annual returns on incremental invested capital in the high teens every year since the Plan’s implementation in 2003, after adjusting 2007 for the Latin America developmental license transaction. Given the size and scope of our global business, we believe these financial targets are realistic and sustainable, while keeping us focused on making the best decisions for the long-term benefit of shareholders.

In 2009, we continued to elevate the customer experience by remaining focused on the Company’s key global success factors of branded affordability, menu variety and beverage choice, convenience and daypart expansion, ongoing restaurant reinvestment and operations excellence. Locally-relevant initiatives around these factors successfully resonated with consumers driving increases in sales, customer visits and market share in many countries despite challenging global economies and a contracting informal eating out market. As a result, each reportable segment contributed to 2009 global comparable sales and guest counts, which increased 3.8% and 1.4%, respectively.

In the U.S., we grew sales and market share with comparable sales up for the 7th consecutive year, rising 2.6% in 2009. This performance was the result of a continued focus on classic menu favorites such as the Big Mac and Quarter Pounder, increased emphasis on everyday affordability, and the national marketing launch of the new McCafé premium coffees and premium Angus Third Pounder. Complementing these efforts were our strategies related to convenient locations, extended hours, efficient drive-thru service and value-oriented local beverage promotions. In conjunction with the introduction of the McCafé premium coffees, reinvestment was needed in many restaurants to accommodate the new equipment required to prepare these beverages as well as facilitate the national introduction of smoothies and frappés in mid-2010. In most cases, this reinvestment involved expanding and optimizing the efficiency of the drive-thru booth, enabling us to better serve even more customers faster.

In Europe, comparable sales rose 5.2%, marking the 6th consecutive year of comparable sales increases. This performance reflected Europe’s strategic priorities to upgrade the customer and employee experience, enhance local relevance, and build brand transparency. Initiatives surrounding these priorities encompassed: leveraging our tiered menu featuring locally relevant selections of premium, classic core and everyday affordable menu offerings as well as dessert and limited-time food promotions; and reimaging nearly 900 restaurants including adding about 290 McCafés—an upscale area with coffeehouse-style ambiance inside an existing McDonald’s restaurant. In addition, we addressed growing interest in portable snack offerings with platforms such as the Little Tasters in the U.K., launched breakfast in Germany and increased our convenience with extended hours. In order to support greater menu variety, we completed the roll-out of a new more efficient kitchen operating system in substantially all of our European restaurants. Finally, we enhanced customer trust in our brand through communications that emphasized the quality and origin of McDonald’s food and our sustainable business practices.

In APMEA, we continued to execute our four growth platforms of breakfast, convenience, core menu and value. Comparable sales rose 3.4% primarily due to the ongoing momentum of our business in Australia where multiple initiatives surrounding menu variety including the launch of the premium Angus burger, greater convenience and reimaging further strengthened our brand relevance. In addition, across the segment, we enhanced our convenience by increasing the number of restaurants open 24-hours to over 4,600, expanding delivery service to more than 1,300 locations including about 300 in China, and enhancing drive-thru efficiency. We sustained the momentum of our breakfast business, currently in about 75% of our restaurants, by increasing customer awareness and visit frequency with the launch of premium roast coffee in key markets like Japan and China and promoting it through successful sampling programs. We continued to appeal to customers with branded affordability menus, especially our value lunch platforms, and highlighted classic menu favorites like the Quarter Pounder.

Our customer-centered strategies seek to optimize price, product mix and promotion as a means to drive sales and profits. This approach is complemented by a focus on driving operating efficiencies and effectively managing restaurant-level costs by leveraging our scale, supply chain infrastructure and risk management practices. Our ability to successfully execute our strategies in every area of the world contributed to improved profitability as measured by combined operating margin of 30.1% in 2009, an improvement of 2.7 percentage points over 2008.

Strong global performance positively impacted cash from operations, which totaled $5.8 billion in 2009. Our substantial cash flow, strong credit rating and continued access to credit provide us significant flexibility to fund capital expenditures as well as return cash to shareholders. About $2.0 billion of cash from operations was invested in our business primarily to open 868 restaurants (511 net, after 357 closings) and reimage about 1,850 existing locations. After these capital expenditures, we returned our free cash flow to shareholders through dividends and share repurchases. In 2009, we returned $5.1 billion consisting of $2.2 billion in dividends and $2.9 billion in share repurchases. This brought the total return to shareholders to $16.6 billion under our $15 billion to $17 billion target for 2007 through 2009.

Cash from operations continues to benefit from our evolution toward a more heavily franchised business model as the rent and royalty income received from owner/operators is a very stable revenue stream that has relatively low costs, and is less capital-intensive. In addition, we believe locally-owned and operated restaurants help us maximize brand performance and are at the core of our competitive advantage, making McDonald’s not just a global brand but also a locally-relevant one. To that end, for 2008 and 2009 combined, we refranchised about 1,100 restaurants, increasing the percent of restaurants franchised worldwide to 81%. Refranchising impacts our consolidated financial statements as follows:

•	Consolidated revenues are initially reduced because we collect rent and royalty as a percent of sales from a refranchised restaurant instead of 100% of its sales.

•	Company-operated margin dollars decline while franchised margin dollars increase.

•	Margin percentages are affected depending on the sales and cost structures of the restaurants refranchised.

•	Other operating (income) expense fluctuates as we recognize gains and/or losses resulting from sales of restaurants.

•	Combined operating margin percent improves.

•	Return on average assets increases primarily due to a decrease in average asset balances.

HIGHLIGHTS FROM THE YEAR INCLUDED:

•	Comparable sales grew 3.8% and guest counts rose 1.4%, building on 2008 increases of 6.9% and 3.1%, respectively.

•	Growth in combined operating margin of 2.7 percentage points from 27.4% in 2008 to 30.1% in 2009.

•	Operating income increased 6% (10% in constant currencies).

•	Net income per share was $4.11, an increase of 9% (13% in constant currencies).

•	Cash provided by operations totaled $5.8 billion.

•	The Company increased the quarterly cash dividend per share 10% to $0.55 for the fourth quarter–bringing the current annual dividend rate to $2.20 per share.

•	One-year ROIIC was 38.0% and three-year ROIIC was 42.9% for the period ended December 31, 2009.

OUTLOOK FOR 2010

We will continue to drive success in 2010 and beyond by remaining focused on our “better, not just bigger” strategy and the key drivers of exceptional customer experiences—People, Products, Place, Price and Promotion. Our global System is energized by our ongoing momentum, strong competitive position and growth opportunities.

We intend to further differentiate our brand, increase customer visits and grow market share by pursuing initiatives in three key areas: service enhancement, restaurant reimaging and menu innovation. These efforts will include leveraging technology to make it easier for restaurant staff to quickly and accurately serve customers, accelerating our interior and exterior reimaging efforts and innovating at every tier of our menu to deliver great taste and value to customers. As we execute along these priorities and remain disciplined in operations and financial management, we expect to increase McDonald’s brand relevance, widen our competitive lead and, in turn, grow sales, profits and returns. As we do so, we are confident we can meet or exceed the long-term constant currency financial targets previously discussed despite expectations for a continued challenging global economic environment in 2010.

In the U.S., our strategies include strengthening our core menu and value offerings, aggressively pursuing new growth opportunities in chicken, breakfast, beverages and snacking options, and elevating the brand experience. Our initiatives include highlighting the enduring appeal of core menu classics such as the Big Mac, emphasizing the value our menu offers all-day-long including the new breakfast value menu, and encouraging the trial of new products with the Mac Snack Wrap and—by mid-year—frappés and smoothies. In addition, our plans to elevate the brand experience encompass updating our technology with a new point of sale system, enhancing restaurant manager and crew retention and productivity, and initiating a multi-year program to contemporize the interiors and exteriors of our restaurants through reimaging, completing about 500 in 2010. These efforts combined with the convenience of our locations, optimized drive-thru service, free wireless service and longer operating hours will further reinforce McDonald’s position as an easy, enjoyable eating-out experience.

Our plans for Europe are focused on building market share as we continue to execute along Europe’s three key priorities. This includes upgrading our restaurant ambiance by reimaging approximately 1,000 restaurants, primarily in France and the U.K., as we make progress toward our goal to reimage more than 85% of our restaurants by the end of 2011. In addition, we expect to leverage technologies such as self-order kiosks, hand-held order devices and drive-thru customer order displays to enhance the customer experience and help speed service. We will further enhance our local relevance by complementing our tiered-menu with limited-time food events as well as new snack and dessert options. Finally, we will remain approachable and accessible as we continue to educate consumers about the quality and origin of our food and communicate our sustainable business practices.

In APMEA, we will execute initiatives that best support our goal to be customers’ first choice for eating out: convenience, core menu, branded affordability, improved operations and reimaging. Our convenience initiatives include leveraging the success of 24-hour or extended operating hours, expanding delivery service and building drive-thru traffic. At the same time, we will continue to elevate the role of our classic core and breakfast menus, complementing both with locally-relevant food news. We will maximize the impact of our everyday affordability platforms with mid-tier and value lunch programs and intensify our focus on operations to drive efficiencies. In addition, we will accelerate our reimaging efforts using a set of standard interior and exterior designs. Finally, given its size and long-term potential, we will continue to aggressively open new restaurants in China with a goal of opening about 600 restaurants over the next three years.

We will continue to evaluate opportunities to optimize our mix of Company-operated and franchised restaurants and expect to refranchise restaurants when and where appropriate. As previously discussed, our evolution toward a more heavily franchised, less capital-intensive business model has favorable implications for the strength and stability of our cash flow, the amount of capital we invest and long-term returns. As a result, we expect free cash flow—cash from operations less capital expenditures—will continue to grow in the future. We remain committed to returning all this cash to shareholders via dividends and share repurchases over the long term.

We will remain disciplined financially as we seek to maximize the impact of all of our spending from selling, general & administrative expenses to capital expenditures. In making capital allocation decisions, our goal is to elevate the McDonald’s experience to drive sustainable growth in sales and market share while earning strong returns. To that end, about half of the $2.4 billion of planned 2010 capital expenditures will be invested to reimage existing restaurants with the other half primarily used to build new locations.

McDonald’s does not provide specific guidance on net income per share. The following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add nearly 2 percentage points to 2010 Systemwide sales growth (in constant currencies), most of which will be due to the 609 net traditional restaurants added in 2009.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual net income per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2010, the total basket of goods cost is expected to be relatively flat in the U.S. and Europe. Some volatility may be experienced between quarters in the normal course of business, with more favorable comparisons in the first half of the year.

•	The Company expects full-year 2010 selling, general & administrative expenses to be relatively flat, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2010 such as the Vancouver Winter Olympics and the biennial Worldwide Owner/Operator Convention in April.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense in 2010 to increase slightly compared with 2009.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 45% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2009, the Company’s annual net income per share would change by about 17 to 19 cents. At current foreign currency rates, the Company expects foreign currency translation to positively impact full year 2010 revenues and net income per share, with most of the benefit occurring in the first half of the year.

•

The Company expects the effective income tax rate for the full-year 2010 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants over the next 12-18 months in conjunction with the strategic review of the market’s real estate portfolio. These actions are designed to enhance the customer experience, overall profitability and returns of the market. As a result of these closures, McDonald’s Corporation expects to record after tax impairment charges totaling approximately $40 million to $50 million, primarily in the first half of the year.

•

The Company expects capital expenditures for 2010 to be approximately $2.4 billion. About half of this amount will be reinvested in existing restaurants, including the reimaging of over 2,000 locations worldwide. The rest will primarily be used to open about 1,000 restaurants (975 traditional and 25 satellites). These restaurant numbers include new unit openings (about 350 restaurants) in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 325 restaurants (475 net traditional additions and 150 net satellite closings), which reflect the McDonald’s Japan closings.

Consolidated Operating Results

Operating results

	2009		2008		2007
Dollars in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$15,459	(7)%	$16,561	—%	$16,611
Revenues from franchised restaurants	7,286	5	6,961	13	6,176
Total revenues	22,745	(3)	23,522	3	22,787
Operating costs and expenses
Company-operated restaurant expenses	12,651	(7)	13,653	(1)	13,742
Franchised restaurants—occupancy expenses	1,302	6	1,230	8	1,140
Selling, general & administrative expenses	2,234	(5)	2,355	—	2,367
Impairment and other charges (credits), net	(61)	nm	6	nm	1,670
Other operating (income) expense, net	(222)	(35)	(165)	nm	(11)
Total operating costs and expenses	15,904	(7)	17,079	(10)	18,908
Operating income	6,841	6	6,443	66	3,879
Interest expense	473	(9)	523	27	410
Nonoperating (income) expense, net	(24)	69	(78)	25	(103)
Gain on sale of investment	(95)	41	(160)	nm
Income from continuing operations before provision for income taxes	6,487	5	6,158	72	3,572
Provision for income taxes	1,936	5	1,845	49	1,237
Income from continuing operations	4,551	6	4,313	85	2,335
Income from discontinued operations (net of taxes of $35)					60
Net income	$4,551	6%	$4,313	80%	$2,395
Income per common share—diluted
Continuing operations	$4.11	9%	$3.76	95%	$1.93
Discontinued operations					0.05
Net income	$4.11	9%	$3.76	90%	$1.98
Weighted-average common shares outstanding—diluted	1,107.4		1,146.0		1,211.8

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

Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with guidance on the impairment or disposal of long-lived assets. As a result, the Company recorded an impairment charge of $1.7 billion in 2007, substantially all of which was noncash. The charge included $896 million for the difference between the net book value of the Latam business and approximately $675 million in cash proceeds received. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $769 million recorded in shareholders’ equity.

The Company recorded a tax benefit of $62 million in 2007 in connection with this transaction. As a result of meeting the

“held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected as liabilities on McDonald’s Consolidated balance sheet, totaling $97 million at December 31, 2009 and $142 million at December 31, 2008. The change in the balance was primarily a result of the resolution of certain of these liabilities as well as the impact of foreign currency translation. The Company mitigates the currency impact to income of these foreign currency denominated liabilities through the use of forward foreign exchange agreements.

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

In addition to the consolidated operating results shown on the previous page, consolidated results for 2007 and adjusted growth rates for 2008 are presented in the following table excluding the impact of the Latam transaction. These results include the effect of foreign currency translation further discussed in the section titled Impact of foreign currency translation on reported results. While the Company has converted certain other markets to a developmental license arrangement, management believes the Latam transaction and the associated charge are not indicative of ongoing operations due to the size and scope of the transaction. Management believes that the adjusted operating results better reflect the underlying business trends relevant to the periods presented.

Dollars in millions, except per share data	2009	2008	2007(1)	Latam Transaction(1)	2007 Excluding Latam Transaction	2009 % Inc	2008 Adjusted % Inc
Operating income	$6,841	$6,443	$3,879	$(1,641)	$5,520	6	17
Income from continuing operations	4,551	4,313	2,335	(1,579)	3,914	6	10
Income from discontinued operations			60		60
Net income	4,551	4,313	2,395	(1,579)	3,974	6	9
Income per common share – diluted
Continuing operations(2,3)	4.11	3.76	1.93	(1.30)	3.23	9	16
Discontinued operations			0.05		0.05
Net income(2,3)	4.11	3.76	1.98	(1.30)	3.28	9	15

nm Not meaningful.

(1)	The results for the full year 2007 included impairment and other charges of $1,665 million, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007, and a tax benefit of $62 million.

(2)	The following items impact the comparison of growth in diluted income per share from continuing operations and diluted net income per share for the year ended December 31, 2009 compared with 2008. On a net basis, these items positively impact the comparison by 1 percentage point:

2009

•	$0.08 per share after tax income primarily due to the resolution of certain liabilities retained in connection with the 2007 Latam transaction.

•	$0.05 per share after tax gain on the sale of the Company’s minority ownership interest in Redbox.

2008

•	$0.09 per share after tax gain on the sale of the Company’s minority ownership interest in Pret A Manger.

(3)	The following items impact the comparison of adjusted growth in diluted income per share from continuing operations and diluted net income per share for the year ended December 31, 2008 compared with 2007. On a net basis, these items negatively impact the comparison by 7 and 6 percentage points, respectively:

2008

•	$0.09 per share after tax gain on the sale of the Company’s minority ownership interest in Pret A Manger.

2007

•	$0.26 per share of income tax benefit resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal income tax returns; partly offset by

•	$0.02 per share of income tax expense related to the impact of a tax law change in Canada.

NET INCOME AND DILUTED NET INCOME PER COMMON SHARE

In 2009, net income and diluted net income per common share were $4.6 billion and $4.11. Results benefited by after tax income of $87 million or $0.08 per share primarily due to the resolution of certain liabilities retained in connection with the 2007 Latam transaction. Results also benefited by an after tax gain of $59 million or $0.05 per share due to the sale of the Company’s minority ownership interest in Redbox. Results were negatively impacted by $0.15 per share due to the effect of foreign currency translation.

In 2008, net income and diluted net income per common share were $4.3 billion and $3.76. Results benefited by a $109 million or $0.09 per share after tax gain on the sale of the Company’s minority ownership interest in Pret A Manger. Results also benefited by $0.09 per share due to the effect of foreign currency translation.

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

The Company repurchased 50.3 million shares of its stock for $2.9 billion in 2009 and 69.7 million shares for $4.0 billion in 2008, driving reductions of over 3% and 4% of total shares outstanding, respectively, net of stock option exercises.

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2009, foreign currency translation had a negative impact on consolidated operating results, primarily driven by the Euro, British Pound, Russian Ruble, Australian Dollar and Canadian Dollar. In 2008, foreign currency translation had a positive impact on consolidated operating results, driven by the stronger Euro and most other currencies, partly offset by the weaker British Pound. In 2007, foreign currency translation had a positive impact on consolidated operating results, primarily driven by the Euro, British Pound, Australian Dollar and Canadian Dollar.

Impact of foreign currency translation on reported results

		Reported amount		Currency translation benefit/(cost)
In millions, except per share data	2009	2008	2007	2009	2008	2007
Revenues	$22,745	$23,522	$22,787	$(1,340)	$441	$988
Company-operated margins	2,807	2,908	2,869	(178)	63	129
Franchised margins	5,985	5,731	5,036	(176)	120	179
Selling, general & administrative expenses	2,234	2,355	2,367	75	(21)	(73)
Operating income	6,841	6,443	3,879	(273)	163	230
Income from continuing operations	4,551	4,313	2,335	(164)	103	138
Net income	4,551	4,313	2,395	(164)	103	138
Income from continuing operations per common share—diluted	4.11	3.76	1.93	(.15)	.09	.12
Net income per common share—diluted	4.11	3.76	1.98	(.15)	.09	.12

REVENUES

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from franchised restaurants that are licensed to affiliates and developmental licensees include a royalty based on a percent of sales, and generally include initial fees.

The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. For the full years 2008 and 2009 combined, the Company refranchised about 1,100 restaurants, primarily in its major markets. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where the Company receives rent and/or royalties based on a percent of sales.

In 2009, constant currency revenue growth was driven by positive comparable sales and expansion, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. As a result of the refranchising strategy, franchised restaurants represent 81%, 80% and 78% of Systemwide restaurants at December 31, 2009, 2008 and 2007, respectively.

In 2008, constant currency revenue growth was driven by positive comparable sales, partly offset by the refranchising strategy and the impact of the Latam transaction. Upon completion of the Latam transaction in August 2007, the Company receives royalties based on a percent of sales in these markets instead of a combination of Company-operated sales and franchised rents and royalties.

Revenues

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2009	2008	2007	2009	2008	2009	2008
Company-operated sales:
U.S.	$4,295	$4,636	$4,682	(7)%	(1)%	(7)%	(1)%
Europe	6,721	7,424	6,817	(9)	9	3	6
APMEA	3,714	3,660	3,134	1	17	5	14
Other Countries & Corporate	729	841	1,978	(13)	(57)	(7)	(58)
Total	$15,459	$16,561	$16,611	(7)%	—%	—%	(2)%
Franchised revenues:
U.S.	$3,649	$3,442	$3,224	6%	7%	6%	7%
Europe	2,553	2,499	2,109	2	18	10	13
APMEA	623	571	465	9	23	12	20
Other Countries & Corporate	461	449	378	3	19	9	17
Total	$7,286	$6,961	$6,176	5%	13%	8%	10%
Total revenues:
U.S.	$7,944	$8,078	$7,906	(2)%	2%	(2)%	2%
Europe	9,274	9,923	8,926	(7)	11	5	7
APMEA	4,337	4,231	3,599	3	18	6	15
Other Countries & Corporate	1,190	1,290	2,356	(8)	(45)	(2)	(46)
Total	$22,745	$23,522	$22,787	(3)%	3%	2%	1%

In the U.S., revenues in 2009 and 2008 were positively impacted by the ongoing appeal of our iconic core products and the success of new products, as well as continued focus on everyday value and convenience. In addition, our market-leading breakfast business contributed to revenue growth in 2008. New products introduced in 2009 included McCafé premium coffees and the Angus Third Pounder, while new products introduced in 2008 included Southern Style Chicken products, Iced Coffee and Sweet Tea. The refranchising strategy negatively impacted revenue growth in both years.

Europe’s constant currency increases in revenues in 2009 and 2008 were primarily driven by comparable sales increases in the U.K., France and Russia (which is entirely Company-operated) as well as expansion in Russia. In both years, these increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany.

In APMEA, the constant currency increase in revenues in 2009 was primarily driven by comparable sales increases in Australia and most other Asian markets, partly offset by negative comparable sales in China. The 2008 increase was primarily driven by strong comparable sales in Australia and China, as well as positive comparable sales throughout the segment. In addition, expansion in China contributed to the increases in both years.

In Other Countries & Corporate, Company-operated sales declined in 2008 while franchised revenues increased primarily as a result of the Latam transaction in August 2007. Revenues in both years were negatively impacted by the refranchising strategy in Canada.

The following tables present Systemwide sales and comparable sales increases/(decreases):

Systemwide sales increases/(decreases)

			Excluding currency translation
	2009	2008	2009	2008
U.S.	3%	5%	3%	5%
Europe	(2)	15	7	10
APMEA	8	19	7	12
Other Countries & Corporate	—	16	7	14
Total	2%	11%	6%	9%

Comparable sales increases

	2009	2008	2007
U.S.	2.6%	4.0%	4.5%
Europe	5.2	8.5	7.6
APMEA	3.4	9.0	10.6
Other Countries & Corporate	5.5	13.0	10.8
Total	3.8%	6.9%	6.8%

RESTAURANT MARGINS

•	Franchised margins

Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented nearly 70% of the combined restaurant margins in 2009 and about 65% of the combined restaurant margins in 2008 and 2007. Franchised margin dollars increased $254 million or 4% (7% in constant currencies) in 2009 and

$695 million or 14% (11% in constant currencies) in 2008. The refranchising strategy contributed to the growth in franchised margin dollars in both 2009 and 2008 and the August 2007 Latam transaction contributed to the growth in 2008.

Franchised margins

In millions	2009	2008	2007
U.S.	$3,031	$2,867	$2,669
Europe	1,998	1,965	1,648
APMEA	559	511	410
Other Countries & Corporate	397	388	309
Total	$5,985	$5,731	$5,036

Percent of revenues
U.S.	83.1%	83.3%	82.8%
Europe	78.3	78.6	78.1
APMEA	89.6	89.6	88.3
Other Countries & Corporate	86.1	86.4	81.7
Total	82.1%	82.3%	81.5%

In the U.S., the franchised margin percent decrease in 2009 was due to additional depreciation primarily related to the Company’s investment in the beverage initiative, partly offset by positive comparable sales. The 2008 increase was primarily driven by positive comparable sales, partly offset by the refranchising strategy.

Europe’s franchised margin percent decreased in 2009 as positive comparable sales were offset by higher occupancy expenses, the refranchising strategy and the cost of strategic brand and sales building initiatives. The 2008 increase was primarily due to strong comparable sales in most markets, partly offset by the impact of the refranchising strategy, higher rent expense and the cost of strategic brand and sales building initiatives.

In APMEA, the franchised margin percent increase in 2008 was primarily driven by positive comparable sales.

In Other Countries & Corporate, the franchised margin percent increased in 2008 as a result of the 2007 Latam transaction.

The franchised margin percent in APMEA and, beginning in 2008, Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars decreased $101 million or 3% (increased 3% in constant currencies) in 2009 and increased $39 million or 1% (decreased 1% in constant currencies) in 2008. After the Latam transaction in August 2007, there are no Company-operated restaurants remaining in Latin America. Company-operated margin dollars were negatively impacted by this transaction in 2008 and 2007 and by the refranchising strategy in 2009 and 2008. The refranchising strategy had a positive impact on the margin percent in 2009 and 2008, primarily in the U.S. and Europe.

Company-operated margins

In millions	2009	2008	2007
U.S.	$832	$856	$876
Europe	1,240	1,340	1,205
APMEA	624	584	471
Other Countries & Corporate	111	128	317
Total	$2,807	$2,908	$2,869

Percent of sales
U.S.	19.4%	18.5%	18.7%
Europe	18.4	18.0	17.7
APMEA	16.8	15.9	15.0
Other Countries & Corporate	15.2	15.3	16.1
Total	18.2%	17.6%	17.3%

In the U.S., the Company-operated margin percent increased in 2009 due to positive comparable sales and the impact of the refranchising strategy, partly offset by additional depreciation related to the beverage initiative and higher commodity costs. The margin percent decreased in 2008 due to cost pressures including higher commodity and labor costs, partly offset by positive comparable sales.

Europe’s Company-operated margin percent increased in 2009 and 2008 primarily due to positive comparable sales, partly offset by higher commodity and labor costs. In 2009, local inflation and the impact of weaker currencies on the cost of certain imported products drove higher costs, primarily in Russia, and negatively impacted the Company-operated margin percent.

In APMEA, the Company-operated margin percent in 2009 and 2008 increased due to positive comparable sales, partly offset by higher labor costs. The margin percent in 2008 was also negatively impacted by higher commodity costs.

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

We report results for Company-operated restaurants based on their sales, less costs directly incurred by that business including occupancy costs. We report the results for franchised restaurants based on franchised revenues, less associated occupancy costs. For this reason and because we manage our business based on geographic segments and not on the basis of our ownership structure, we do not specifically allocate selling, general & administrative expenses and other operating (income) expenses to Company-operated or franchised restaurants. Other operating items that relate to the Company-operated restaurants generally include gains/losses on sales of restaurant businesses and write-offs of equipment and leasehold improvements.

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

The following tables seek to illustrate the two components of our Company-operated margins. The first of these relates exclusively to restaurant operations, which we refer to as “Store operating margin.” The second relates to the value of our Brand and the real estate interest we retain for which we charge rent and royalties. We refer to this component as “Brand/real estate margin.” Both Company-operated and conventional franchised restaurants are charged rent and royalties, although rent and royalties for Company-operated restaurants are eliminated in consolidation. Rent and royalties for both restaurant ownership types are based on a percentage of sales, and the actual rent percentage varies depending on the level of McDonald’s investment in the restaurant. Royalty rates may also vary by market.

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

While we believe that the following information provides a perspective in evaluating our Company-operated business, it is not intended as a measure of our operating performance or as an alternative to operating income or restaurant margins as reported by the Company in accordance with accounting principles generally accepted in the U.S. In particular, as noted previously, we do not allocate selling, general & administrative expenses to our Company-operated business. However, we believe that a range of $40,000 to $50,000 per restaurant, on average, is a typical range of costs to support this business in the U.S. The actual costs in markets outside the U.S. will vary depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

			U.S.			Europe
Dollars in millions	2009	2008	2007	2009	2008	2007
As reported
Number of Company-operated restaurants at year end	1,578	1,782	2,090	2,001	2,024	2,177
Sales by Company-operated restaurants	$4,295	$4,636	$4,682	$6,721	$7,424	$6,817
Company-operated margin	$832	$856	$876	$1,240	$1,340	$1,205
Store operating margin
Company-operated margin	$832	$856	$876	$1,240	$1,340	$1,205
Plus:
Outside rent expense(1)	65	74	82	222	254	248
Depreciation – buildings & leasehold improvements(1)	70	70	78	100	110	107
Less:
Rent & royalties(2)	(634)	(684)	(691)	(1,306)	(1,435)	(1,294)
Store operating margin	$333	$316	$345	$256	$269	$266
Brand/real estate margin
Rent & royalties(2)	$634	$684	$691	$1,306	$1,435	$1,294
Less:
Outside rent expense(1)	(65)	(74)	(82)	(222)	(254)	(248)
Depreciation – buildings & leasehold improvements(1)	(70)	(70)	(78)	(100)	(110)	(107)
Brand/real estate margin	$499	$540	$531	$984	$1,071	$939

(1)	Represents certain costs recorded as occupancy & other operating expenses in the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment is made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company–operated rent and royalties (as a percentage of 2009 sales: U.S. – 14.8% and Europe – 19.4%). This adjustment is made to reflect expense in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalty rates as a percentage of sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses decreased 5% (2% in constant currencies) in 2009 and were flat (decreased 1% in constant currencies) in 2008. In 2008, expenses included costs related to the Beijing Summer Olympics and the Company’s biennial Worldwide Owner/Operator Convention. The 2008 constant currency change benefited by 3 percentage points due to the 2007 Latam transaction.

Selling, general & administrative expenses

			Amount	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2009	2008	2007	2009	2008	2009	2008
U.S.	$751	$745	$744	1%	—%	1%	—%
Europe	655	714	689	(8)	4	—	1
APMEA	276	300	276	(8)	9	(5)	8
Other Countries & Corporate(1)	552	596	658	(7)	(9)	(7)	(9)
Total	$2,234	$2,355	$2,367	(5)%	—%	(2)%	(1)%

(1)	Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general & administrative expenses as a percent of revenues were 9.8% in 2009 compared with 10.0% in 2008 and 10.4% in 2007. Selling, general & administrative expenses as a percent of Systemwide sales were 3.1% in 2009 compared with 3.3% in 2008 and 3.7% in 2007. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

On a pretax basis, the Company recorded impairment and other charges (credits), net of ($61) million in 2009, $6 million in 2008 and $1.7 billion in 2007. Management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net

In millions, except per share data	2009	2008	2007
Europe	$4	$6	$(11)
APMEA	—
Other Countries & Corporate	(65)		1,681
Total	$(61)	$6	$1,670
After tax(1)	$(91)	$4	$1,606
Income from continuing operations per common share – diluted	$(.08)	$.01	$1.32

(1)	Certain items were not tax affected.

In 2009, the Company recorded pretax income of $65 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latam transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

In 2007, the Company recorded $1.7 billion of pretax impairment charges related to the Company’s sale of its Latam businesses to a developmental licensee organization.

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense, net

In millions	2009	2008	2007
Gains on sales of restaurant businesses	$(113)	$(126)	$(89)
Equity in earnings of unconsolidated affiliates	(168)	(111)	(116)
Asset dispositions and other expense	59	72	194
Total	$(222)	$(165)	$(11)

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company realized higher gains on sales of restaurant businesses in 2009 and 2008 compared with 2007 primarily as a result of selling more Company-operated restaurants in connection with the refranchising strategy in the Company’s major markets.

•	Equity in earnings of unconsolidated affiliates

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets – primarily Japan – results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Results in 2009 and 2008 reflected improved results from our Japanese affiliate. 2009 results also benefited from the stronger Japanese Yen.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for store closings, uncollectible receivables and other miscellaneous income and expenses. Asset dispositions in 2009 and 2008 reflected lower losses on restaurant closings and property disposals compared with 2007.

OPERATING INCOME

Operating income

	Amount			Increase/(decrease)		Increase excluding currency translation
Dollars in millions	2009	2008	2007	2009	2008	2009	2008
U.S.	$3,232	$3,060	$2,842	6%	8%	6%	8%
Europe	2,588	2,608	2,125	(1)	23	8	17
APMEA	989	819	616	21	33	23	28
Other Countries & Corporate	32	(44)	(1,704)	nm	97	nm	97
Total	$6,841	$6,443	$3,879	6%	66%	10%	62%
Latam transaction			(1,641)
Total excluding Latam transaction*	$6,841	$6,443	$5,520	6%	17%	10%	14%

nm Not meaningful.

*	Results for 2007 included the impact of the Latam transaction in Other Countries & Corporate. This impact reflects an impairment charge of $1,665 million, partly offset by a benefit of $24 million due to eliminating depreciation on the assets in Latam in mid-April 2007. In order to provide management’s view of the underlying business performance, results are also shown excluding the impact of the Latam transaction.

Results for 2009 included $65 million of income in Other Countries & Corporate primarily related to the resolution of certain liabilities retained in connection with the 2007 Latam transaction. This benefit positively impacted the growth in total operating income by 1 percentage point.

In the U.S., 2009 and 2008 results increased primarily due to higher franchised margin dollars.

In Europe, results for 2009 and 2008 were driven by strong performance in France, the U.K. and Russia. Positive results in Germany and most other markets also contributed to the operating income increase in 2008.

In APMEA, results for 2009 were driven primarily by strong results in Australia and expansion in China. Results for 2008 were driven by strong results in Australia and China, and positive performance in most other markets.

•	Combined operating margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2009, 2008 and 2007 was 30.1%, 27.4% and 17.0%, respectively. Impairment and other charges negatively impacted the 2007 combined operating margin by 7.4 percentage points.

INTEREST EXPENSE

Interest expense for 2009 decreased primarily due to lower average interest rates, and to a lesser extent, weaker foreign currencies, partly offset by higher average debt levels. Interest expense for 2008 increased primarily due to higher average debt levels, and to a lesser extent, higher average interest rates.

NONOPERATING (INCOME) EXPENSE, NET

Nonoperating (income) expense, net

In millions	2009	2008	2007
Interest income	$(19)	$(85)	$(124)
Translation and hedging activity	(32)	(5)	1
Other expense	27	12	20
Total	$(24)	$(78)	$(103)

Interest income consists primarily of interest earned on short- term cash investments. Translation and hedging activity primarily relates to net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams. Other expense primarily consists of gains or losses on early extinguishment of debt, amortization of debt issuance costs and other nonoperating income and expenses.

Interest income decreased for 2009 primarily due to lower average interest rates, while 2008 decreased primarily due to lower average interest rates and average cash balances.

GAIN ON SALE OF INVESTMENT

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, for total consideration of $140 million. As a result of the transaction, the Company recognized a nonoperating pretax gain of $95 million (after tax–$59 million or $0.05 per share).

In 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229 million and recognized a nonoperating pretax gain of $160 million (after tax–$109 million or $0.09 per share).

PROVISION FOR INCOME TAXES

In 2009, 2008 and 2007, the reported effective income tax rates were 29.8%, 30.0% and 34.6%, respectively.

In 2009, the effective income tax rate benefited by 0.7 percentage points primarily due to the resolution of certain liabilities retained in connection with the 2007 Latam transaction.

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

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.4 billion in both 2009 and 2008.

Substantially all of the net tax assets arose in the U.S. and other profitable markets.

DISCONTINUED OPERATIONS

Over the last several years, the Company has continued to focus its management and financial resources on the McDonald’s restaurant business as it believes the opportunities for long-term growth remain significant. Accordingly, during third quarter 2007, the Company sold its investment in Boston Market. As a result of the disposal, Boston Market’s results of operations and transaction gain are reflected as discontinued operations. In connection with the sale, the Company received proceeds of approximately $250 million and recorded a gain of $69 million after tax. In addition, Boston Market’s net loss for 2007 was $9 million.

ACCOUNTING CHANGES

•	Sabbatical leave

In 2006, the Financial Accounting Standards Board (FASB) issued guidance on accounting for sabbatical leave, codified in the Compensation – General Topic of the FASB Accounting Standards Codification (ASC). Under this guidance, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company adopted the guidance effective January 1, 2007, as required and accordingly, recorded a $36 million cumulative adjustment, net of tax, to decrease the January 1, 2007 balance of retained earnings. The annual impact to earnings is not significant.

•	Income tax uncertainties

In 2006, the FASB issued guidance on accounting for uncertainty in income taxes, codified primarily in the Income Taxes Topic of the FASB ASC. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also covers derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the guidance effective January 1, 2007, as required. As a result of the implementation, the Company recorded a $20 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. The guidance requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of the guidance, $339 million of tax liabilities, net of deposits, were reclassified from current to long-term and included in other long-term liabilities.

•	Fair value measurements

In 2006, the FASB issued guidance on fair value measurements, codified primarily in the Fair Value Measurements and Disclosures Topic of the FASB ASC. This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adoption was not significant in either period.

•	Subsequent events

In May 2009, the FASB issued guidance on subsequent events, codified in the Subsequent Events Topic of the FASB ASC. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also indicates the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance beginning in the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

•	Variable interest entities and consolidation

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. This guidance was effective beginning January 1, 2010, and we do not expect the adoption to have a significant impact on our consolidated financial statements.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $5.8 billion and $5.9 billion in 2009 and 2008, respectively, and exceeded capital expenditures by $3.8 billion in both years. In 2009, cash provided by operations decreased $166 million or 3% compared with 2008 despite increased operating results, primarily due to higher income tax payments, higher noncash income items and the receipt of $143 million in 2008 related to the completion of an IRS examination. In 2008, cash provided by operations increased $1.0 billion or 21% compared with 2007 primarily due to increased operating results and changes in working capital, partly due to lower income tax payments and the receipt of $143 million related to the IRS examination.

Cash used for investing activities totaled $1.7 billion in 2009, an increase of $31 million compared with 2008. This reflects lower proceeds from sales of investments, restaurant businesses and property, offset by lower capital expenditures, primarily in the U.S. Cash used for investing activities totaled $1.6 billion in 2008, an increase of $475 million compared with 2007. Investing activities in 2008 reflected lower proceeds from sales of investments and higher capital expenditures, partly offset by higher proceeds from the sales of restaurant businesses and property and lower expenditures on purchases of restaurant businesses.

Cash used for financing activities totaled $4.4 billion in 2009, an increase of $307 million compared with 2008, primarily due to lower net debt issuances, an increase in the common stock dividend and lower proceeds from stock option exercises, partly offset by lower treasury stock purchases. Cash used for financing activities totaled $4.1 billion in 2008, an increase of $118 million compared with 2007, which reflected lower proceeds from stock option exercises, mostly offset by higher net debt issuances.

As a result of the above activity, the Company’s cash and equivalents balance decreased $267 million in 2009 to $1.8 billion, compared with an increase of $82 million in 2008. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES

In 2009, the Company opened 824 traditional restaurants and 44 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 215 traditional restaurants and 142 satellite restaurants. In 2008, the Company opened 918 traditional restaurants and 77 satellite restaurants and closed 209 traditional restaurants and 196 satellite restaurants. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.

Systemwide restaurants at year end(1)

	2009	2008	2007
U.S.	13,980	13,918	13,862
Europe	6,785	6,628	6,480
APMEA	8,488	8,255	7,938
Other Countries & Corporate	3,225	3,166	3,097
Total	32,478	31,967	31,377

(1)	Includes satellite units at December 31, 2009, 2008 and 2007 as follows: U.S.– 1,155, 1,169, 1,233; Europe–241, 226, 214; APMEA (primarily Japan)–1,263, 1,379, 1,454; Other Countries & Corporate–464, 447, 439.

Approximately 65% of Company-operated restaurants and about 80% of franchised restaurants were located in the major markets at the end of 2009. Franchisees operated 81% of the restaurants at year-end 2009.

Capital expenditures decreased $184 million or 9% in 2009 primarily due to fewer restaurant openings, lower reinvestment in existing restaurants in the U.S. and the impact of foreign currency translation. Capital expenditures increased $189 million or 10% in 2008 primarily due to higher investment in new restaurants in Europe and APMEA. In both years, capital expenditures reflected the Company’s commitment to grow sales at existing restaurants, including reinvestment initiatives such as reimaging in many markets around the world and, to a lesser extent in 2009, the Combined Beverage Business in the U.S.

Capital expenditures invested in major markets, excluding Japan, represented 70% to 75% of the total in 2009, 2008 and 2007. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

In millions	2009	2008	2007
New restaurants	$809	$897	$687
Existing restaurants	1,070	1,152	1,158
Other(1)	73	87	102
Total capital expenditures	$1,952	$2,136	$1,947
Total assets	$30,225	$28,462	$29,392

(1)	Primarily corporate equipment and other office related expenditures.

New restaurant investments in all years were concentrated in markets with acceptable returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.7 million in 2009.

The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2009 and 2008.

SHARE REPURCHASES AND DIVIDENDS

In 2009, the Company returned $5.1 billion to shareholders through a combination of shares repurchased and dividends paid, bringing the three-year total to $16.6 billion under the Company’s $15 billion to $17 billion cash returned to shareholders target for 2007 through 2009.

Shares repurchased and dividends

In millions, except per share data	2009	2008	2007
Number of shares repurchased	50.3	69.7	77.1
Shares outstanding at year end	1,077	1,115	1,165
Dividends declared per share	$2.05	$1.625	$1.50
Dollar amount of shares repurchased	$2,854	$3,981	$3,949
Dividends paid	2,235	1,823	1,766
Total returned to shareholders	$5,089	$5,804	$5,715

In September 2007, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date. In September 2009, the Company’s Board of Directors terminated the then-existing share repurchase program and replaced it with a new share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. In 2009, approximately 50 million shares were repurchased for $2.9 billion, of which 8 million shares or $0.5 billion were purchased under the new program. The Company reduced its shares outstanding at year end by over 3% compared with 2008, net of stock option exercises.

The Company has paid dividends on its common stock for 34 consecutive years and has increased the dividend amount every year. The 2009 full year dividend of $2.05 per share reflects the quarterly dividend paid for each of the first three quarters of $0.50 per share, with an increase to $0.55 per share paid in the fourth quarter. This 10% increase in the quarterly dividend equates to a $2.20 per share annual dividend rate and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS

Total assets increased $1.8 billion or 6% in 2009. Excluding the effect of changes in foreign currency exchange rates, total assets increased $677 million in 2009. Over 70% of total assets were in major markets at year-end 2009. Net property and equipment increased $1.3 billion in 2009 and represented over 70% of total assets at year end. Excluding the effect of changes in foreign currency exchange rates, net property and equipment increased $476 million primarily due to capital expenditures, partly offset by depreciation, the impact of refranchising and asset retirements related to reimaging.

Operating income is used to compute return on average assets, while income from continuing operations is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity. Assets of discontinued operations are excluded from average assets since operating income excludes results from discontinued operations.

Returns on assets and equity

	2009	2008	2007
Return on average assets	23.4%	21.8%	13.2%
Return on average common equity	34.0	30.6	15.1

In 2009, 2008 and 2007, return on average assets and return on average common equity both benefited from strong global operating results. During 2010, the Company will continue to concentrate restaurant openings and invest new capital in markets with acceptable returns or opportunities for long-term growth.

In 2009, impairment and other charges (credits), net benefited return on average assets and return on average common equity by 0.2 percentage points and 0.7 percentage points, respectively.

In 2007, impairment and other charges (credits), net reduced return on average assets by 5.4 percentage points. Impairment and other charges (credits), net partly offset by the 2007 net tax benefit resulting from the completion of an IRS examination, reduced return on average common equity by 8.5 percentage points in 2007.

Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 2.0 percentage points, 1.9 percentage points and 1.3 percentage points in 2009, 2008 and 2007, respectively.

FINANCING AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2009 totaled $10.6 billion, compared with $10.2 billion at December 31, 2008. The net increase in 2009 was primarily due to net issuances of $219 million and changes in exchange rates on foreign currency denominated debt of $128 million.

Debt highlights(1)

	2009	2008	2007
Fixed-rate debt as a percent of total debt(2,3)	68%	72%	58%
Weighted-average annual interest rate of total debt(3)	4.5	5.0	4.7
Foreign currency-denominated debt as a percent of total debt(2)	43	45	66
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	43	43	38
Cash provided by operations as a percent of total debt(2)	55	59	53

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of fair value hedging adjustments. This effect is excluded as these adjustments have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate exchange agreements.

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

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2009, the Company has $5 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to registered debt securities on a U.S. shelf registration statement and a Euro Medium-Term Notes program, the Company has $1.3 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and Euromarket (see Debt financing note to the consolidated financial statements). Debt maturing in 2010 is approximately $607 million of long-term corporate debt. In 2010, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. The Company also has $599 million of foreign currency bank line borrowings outstanding at year-end.

Historically, the Company has not experienced difficulty in obtaining financing or refinancing existing debt. Although there are continued constraints in the overall financial markets on available credit, the Company’s ability to raise funding in the long-term and short-term debt capital markets has not been adversely affected. In January 2009, the Company issued $400 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 5.0%, and $350 million of 30-year U.S. Dollar-denominated bonds at a coupon rate of 5.7%. In June 2009, the Company issued 300 million Euro ($423 million) of 7-year notes at a coupon rate of 4.25%.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $4.5 billion for the years ended December 31, 2009 and 2008. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2009, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

In millions of U.S. Dollars	2009	2008
Euro	$5,151	$4,551
Australian Dollars	1,460	1,023
Canadian Dollars	981	795
British Pounds Sterling	679	785
Russian Ruble	501	407

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2009 levels nor a 10% adverse change in foreign currency rates from 2009 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of

December 31, 2009. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2010	$ 1,119	$ 18	$ 2,294
2011	1,047	613	2,220
2012	963	2,188	2,156
2013	885	658	2,078
2014	806	460	1,987
Thereafter	5,897	6,562	15,278
Total	$10,717	$10,499	$26,013

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.2 billion, as they are supported by a long-term line of credit agreement expiring in 2012. Debt obligations do not include $80 million of noncash fair value hedging adjustments because these adjustments have no impact on the obligation at maturity, as well as $196 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Company’s qualified Profit Sharing and Savings Plan. Total liabilities for the supplemental plans were $397 million at December 31, 2009 and are reflected on McDonald’s Consolidated balance sheet as follows: other long-term liabilities–$362 million, and accrued payroll and other liabilities–$35 million. Total liabilities for international retirement plans at December 31, 2009 were $184 million and were primarily reflected in other long-term liabilities. The Company has also recorded $492 million of gross unrecognized tax benefits at December 31, 2009, of which $286 million is included in other long-term liabilities and $206 million is included in deferred income taxes on the Consolidated balance sheet.

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

Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment, or if technological changes occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the accelerated recognition of depreciation and amortization expense or write-offs in future periods.

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

Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges. Based on the annual goodwill impairment test, conducted in the fourth quarter, the Company does not have any reporting units (defined as each individual country) with goodwill currently at risk of impairment.

When the Company sells an existing business to a developmental licensee, it determines when these businesses are “held for sale” in accordance with guidance on the impairment or disposal of long-lived assets. Impairment charges on assets held for sale are recognized when management and, if required, the Company’s Board of Directors have approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than the assets’ net book value, among other factors. An impairment charge is recognized for the difference between the net book value of the business (including foreign currency translation adjustments recorded in accumulated other comprehensive income in shareholders’ equity) and the estimated cash sales price, less costs of disposal.

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The

Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. During 2008, the IRS examination of the Company’s 2005-2006 U.S. tax returns was completed. The tax provision impact associated with the completion of this examination was not significant. During 2007, the Company recorded a $316 million benefit as a result of the completion of an IRS examination of the Company’s 2003-2004 U.S. tax returns. The Company’s 2007-2008 U.S. tax returns are currently under examination and the completion of the examination is expected in 2010.

Deferred U.S. income taxes have not been recorded for temporary differences totaling $9.2 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

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

RECONCILIATION OF RETURNS ON INCREMENTAL INVESTED CAPITAL

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization from the base period.

The denominator is the weighted-average adjusted cash used for investing activities during the applicable one- or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less cash generated from investing activities related to the Boston Market, Chipotle, Latam, Pret A Manger and Redbox transactions. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2009 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2009 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2008 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2009 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2008 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows (dollars in millions):

One-year ROIIC Calculation

Years ended December 31,	2009	2008	Incremental change
NUMERATOR:
Operating income	$6,841.0	$6,442.9	$ 398.1
Depreciation and amortization	1,216.2	1,207.8	8.4
Currency translation(1)			324.3
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$ 730.8
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(2)			$1,893.8
Currency translation(1)			31.1
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$1,924.9
One-year ROIIC(3)			38.0%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)	Represents one-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2009.

	Years ended December 31,
	2008	2009
Cash used for investing activities	$1,624.7	$1,655.3
Less: Cash generated from investing activities related to Pret A Manger transaction	(229.4)
Less: Cash generated from investing activities related to Redbox transaction		(144.9)
Adjusted cash used for investing activities	$1,854.1	$1,800.2
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(3)	The impact of impairment and other charges (credits), net between 2009 and 2008 benefited the one-year ROIIC by 4.0 percentage points.

Three-year ROIIC Calculation

Years ended December 31,	2009	2006	Incremental change
NUMERATOR:
Operating income	$6,841.0	$4,433.0	$2,408.0
Depreciation and amortization(4)	1,216.2	1,191.0	25.2
Currency translation(5)			(128.6)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$2,304.6
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(6)			$5,471.9
Currency translation(5)			(95.5)
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$5,376.4
Three-year ROIIC(7)			42.9%

(4)	Represents depreciation and amortization from continuing operations.

(5)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(6)	Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2009.

	Years ended December 31,
	2006	2007	2008	2009
Cash used for investing activities	$1,274.1	$1,150.1	$1,624.7	$1,655.3
Less: Cash generated from investing activities related to Boston Market & Chipotle	(203.8)	(184.3)
Less: Cash generated from investing activities related to Latam transaction		(647.5)
Less: Cash generated from investing activities related to Pret A Manger transaction			(229.4)
Less: Cash generated from investing activities related to Redbox transaction				(144.9)
Adjusted cash used for investing activities	$1,477.9	$1,981.9	$1,854.1	$1,800.2
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(7)	The impact of impairment and other charges (credits), net between 2009 and 2006 benefited the three-year ROIIC by 4.4 percentage points.

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2010. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item  7, page 24 of the Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2009	2008	2007
REVENUES
Sales by Company-operated restaurants	$15,458.5	$16,560.9	$16,611.0
Revenues from franchised restaurants	7,286.2	6,961.5	6,175.6
Total revenues	22,744.7	23,522.4	22,786.6
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,178.0	5,586.1	5,487.4
Payroll & employee benefits	3,965.6	4,300.1	4,331.6
Occupancy & other operating expenses	3,507.6	3,766.7	3,922.7
Franchised restaurants–occupancy expenses	1,301.7	1,230.3	1,139.7
Selling, general & administrative expenses	2,234.2	2,355.5	2,367.0
Impairment and other charges (credits), net	(61.1)	6.0	1,670.3
Other operating (income) expense, net	(222.3)	(165.2)	(11.1)
Total operating costs and expenses	15,903.7	17,079.5	18,907.6
Operating income	6,841.0	6,442.9	3,879.0
Interest expense–net of capitalized interest of $11.7, $12.3 and $6.9	473.2	522.6	410.1
Nonoperating (income) expense, net	(24.3)	(77.6)	(103.2)
Gain on sale of investment	(94.9)	(160.1)
Income from continuing operations before provision for income taxes	6,487.0	6,158.0	3,572.1
Provision for income taxes	1,936.0	1,844.8	1,237.1
Income from continuing operations	4,551.0	4,313.2	2,335.0
Income from discontinued operations (net of taxes of $34.5)			60.1
Net income	$ 4,551.0	$4,313.2	$2,395.1
Per common share–basic:
Continuing operations	$ 4.17	$3.83	$1.96
Discontinued operations			0.05
Net income	$ 4.17	$3.83	$2.02
Per common share–diluted:
Continuing operations	$ 4.11	$3.76	$1.93
Discontinued operations			0.05
Net income	$ 4.11	$3.76	$1.98
Dividends declared per common share	$ 2.05	$1.625	$1.50
Weighted-average shares outstanding–basic	1,092.2	1,126.6	1,188.3
Weighted-average shares outstanding–diluted	1,107.4	1,146.0	1,211.8

See Notes to consolidated financial statements.

Consolidated Balance Sheet

In millions, except per share data	December 31, 2009	2008
ASSETS
Current assets
Cash and equivalents	$ 1,796.0	$2,063.4
Accounts and notes receivable	1,060.4	931.2
Inventories, at cost, not in excess of market	106.2	111.5
Prepaid expenses and other current assets	453.7	411.5
Total current assets	3,416.3	3,517.6
Other assets
Investments in and advances to affiliates	1,212.7	1,222.3
Goodwill	2,425.2	2,237.4
Miscellaneous	1,639.2	1,229.7
Total other assets	5,277.1	4,689.4
Property and equipment
Property and equipment, at cost	33,440.5	31,152.4
Accumulated depreciation and amortization	(11,909.0)	(10,897.9)
Net property and equipment	21,531.5	20,254.5
Total assets	$ 30,224.9	$28,461.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 636.0	$620.4
Income taxes	202.4
Other taxes	277.4	252.7
Accrued interest	195.8	173.8
Accrued payroll and other liabilities	1,659.0	1,459.2
Current maturities of long-term debt	18.1	31.8
Total current liabilities	2,988.7	2,537.9
Long-term debt	10,560.3	10,186.0
Other long-term liabilities	1,363.1	1,410.1
Deferred income taxes	1,278.9	944.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,853.9	4,600.2
Retained earnings	31,270.8	28,953.9
Accumulated other comprehensive income	747.4	101.3
Common stock in treasury, at cost; 583.9 and 545.3 million shares	(22,854.8)	(20,289.4)
Total shareholders’ equity	14,033.9	13,382.6
Total liabilities and shareholders’ equity	$ 30,224.9	$28,461.5

See Notes to consolidated financial statements.

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2009	2008	2007
Operating activities
Net income	$ 4,551.0	$ 4,313.2	$ 2,395.1
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,216.2	1,207.8	1,214.1
Deferred income taxes	203.0	101.5	(39.1)
Income taxes audit benefit			(316.4)
Impairment and other charges (credits), net	(61.1)	6.0	1,670.3
Gain on sale of investment	(94.9)	(160.1)
Gains on dispositions of discontinued operations, net of tax			(68.6)
Share-based compensation	112.9	112.5	142.4
Other	(347.1)	90.5	(85.3)
Changes in working capital items:
Accounts receivable	(42.0)	16.1	(100.2)
Inventories, prepaid expenses and other current assets	1.0	(11.0)	(29.6)
Accounts payable	(2.2)	(40.1)	(36.7)
Income taxes	212.1	195.7	71.8
Other accrued liabilities	2.1	85.1	58.5
Cash provided by operations	5,751.0	5,917.2	4,876.3
Investing activities
Property and equipment expenditures	(1,952.1)	(2,135.7)	(1,946.6)
Purchases of restaurant businesses	(145.7)	(147.0)	(228.8)
Sales of restaurant businesses and property	406.0	478.8	364.7
Latam transaction, net			647.5
Proceeds on sale of investment	144.9	229.4
Proceeds from disposals of discontinued operations, net			194.1
Other	(108.4)	(50.2)	(181.0)
Cash used for investing activities	(1,655.3)	(1,624.7)	(1,150.1)
Financing activities
Net short-term borrowings	(285.4)	266.7	101.3
Long-term financing issuances	1,169.3	3,477.5	2,116.8
Long-term financing repayments	(664.6)	(2,698.5)	(1,645.5)
Treasury stock purchases	(2,797.4)	(3,919.3)	(3,943.0)
Common stock dividends	(2,235.5)	(1,823.4)	(1,765.6)
Proceeds from stock option exercises	332.1	548.2	1,137.6
Excess tax benefit on share-based compensation	73.6	124.1	203.8
Other	(13.1)	(89.8)	(201.7)
Cash used for financing activities	(4,421.0)	(4,114.5)	(3,996.3)
Effect of exchange rates on cash and equivalents	57.9	(95.9)	123.3
Cash and equivalents increase (decrease)	(267.4)	82.1	(146.8)
Cash and equivalents at beginning of year	2,063.4	1,981.3	2,128.1
Cash and equivalents at end of year	$ 1,796.0	$ 2,063.4	$ 1,981.3
Supplemental cash flow disclosures
Interest paid	$ 468.7	$ 507.8	$ 392.7
Income taxes paid	1,683.5	1,294.7	1,436.2

See Notes to consolidated financial statements.

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury
In millions, except per share data			Additional paid-in capital	Retained earnings		Deferred hedging adjustment	Foreign currency translation			Total shareholders’ equity
	Shares	Amount			Pensions			Shares	Amount
Balance at December 31, 2006	1,660.6	$16.6	$3,445.0	$25,845.6	$(89.0)	$(7.8)	$(199.9)	(456.9)	$(13,552.2)	$15,458.3
Net income				2,395.1						2,395.1
Translation adjustments (including taxes of $41.7)							804.8			804.8
Latam historical translation adjustments							769.5			769.5
Adjustments to cash flow hedges (including taxes of $2.9)						8.5				8.5
Adjustments related to pensions (including taxes of $19.7)					51.3					51.3
Comprehensive income										4,029.2
Common stock cash dividends ($1.50 per share)				(1,765.6)						(1,765.6)
Treasury stock purchases								(77.1)	(3,948.8)	(3,948.8)
Share-based compensation			142.4							142.4
Adjustment to initially apply guidance on accounting for sabbatical leave (including tax benefits of $18.1)				(36.1)						(36.1)
Adjustment to initially apply guidance on accounting for uncertainty in income taxes				20.1						20.1
Stock option exercises and other (including tax benefits of $246.8)			639.3	2.4				38.7	738.6	1,380.3
Balance at December 31, 2007	1,660.6	16.6	4,226.7	26,461.5	(37.7)	0.7	1,374.4	(495.3)	(16,762.4)	15,279.8
Net income				4,313.2						4,313.2
Translation adjustments (including tax benefits of $190.4)							(1,223.0)			(1,223.0)
Adjustments to cash flow hedges (including taxes of $29.9)						47.3				47.3
Adjustments related to pensions (including tax benefits of $29.4)					(60.4)					(60.4)
Comprehensive income										3,077.1
Common stock cash dividends ($1.625 per share)				(1,823.4)						(1,823.4)
Treasury stock purchases								(69.7)	(3,980.9)	(3,980.9)
Share-based compensation			109.6							109.6
Stock option exercises and other (including tax benefits of $169.0)			263.9	2.6				19.7	453.9	720.4
Balance at December 31, 2008	1,660.6	16.6	4,600.2	28,953.9	(98.1)	48.0	151.4	(545.3)	(20,289.4)	13,382.6
Net income				4,551.0						4,551.0
Translation adjustments (including taxes of $47.2)							714.1			714.1
Adjustments to cash flow hedges (including tax benefits of $18.6)						(31.5)				(31.5)
Adjustments related to pensions (including tax benefits of $25.0)					(36.5)					(36.5)
Comprehensive income										5,197.1
Common stock cash dividends ($2.05 per share)				(2,235.5)						(2,235.5)
Treasury stock purchases								(50.3)	(2,854.1)	(2,854.1)
Share-based compensation			112.9							112.9
Stock option exercises and other (including tax benefits of $93.3)			140.8	1.4				11.7	288.7	430.9
Balance at December 31, 2009	1,660.6	$16.6	$4,853.9	$31,270.8	$(134.6)	$16.5	$865.5	(583.9)	$(22,854.8)	$14,033.9

See Notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

NATURE OF BUSINESS

The Company franchises and operates McDonald’s restaurants in the food service industry. The Company had a minority ownership interest in U.K.-based Pret A Manger that it sold in May 2008, and a 100% ownership interest in U.S.-based Boston Market that it sold in August 2007.

All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and foreign affiliated markets (affiliates) and developmental licensees under license agreements.

The following table presents restaurant information by ownership type:

Restaurants at December 31,	2009	2008	2007
Conventional franchised	19,020	18,402	17,634
Developmental licensed	3,160	2,926	2,756
Affiliated	4,036	4,137	4,081
Franchised	26,216	25,465	24,471
Company-operated	6,262	6,502	6,906
Systemwide restaurants	32,478	31,967	31,377

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s Japan) are accounted for by the equity method.

The Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance. The Company has concluded that consolidation of any such entities is not appropriate.

In June 2009, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB Accounting Standards Codification (ASC). This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. This guidance was effective beginning January 1, 2010, and we do not expect the adoption to have a significant impact on our consolidated financial statements.

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

ADVERTISING COSTS

Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2009–$650.8; 2008–$703.4; 2007–$718.3. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2009–$94.7; 2008–$79.2; 2007–$87.7. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.

SHARE-BASED COMPENSATION

Share-based compensation includes the portion vesting of all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of the Compensation – Stock Compensation Topic of the FASB ASC.

Share-based compensation expense and the effect on diluted net income per common share were as follows:

In millions, except per share data	2009	2008	2007
Share-based compensation expense	$112.9	$112.5	$142.4
After tax	$76.1	$75.1	$94.9
Net income per common share-diluted	$0.07	$0.07	$0.07

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2009, there was $100.9 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2009, 2008 and 2007 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2009	2008	2007
Expected dividend yield	3.22%	2.55%	2.26%
Expected stock price volatility	24.4%	24.9%	24.7%
Risk-free interest rate	2.00%	2.96%	4.76%
Expected life of options In years	6.17	6.18	6.26
Fair value per option granted	$9.66	$11.85	$11.59

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include option periods; and equipment–three to 12 years.

GOODWILL

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in international subsidiaries or affiliates, and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit (defined as each individual country).

In accordance with guidance on goodwill impairment testing in the Intangibles – Goodwill and Other Topic of the FASB ASC, the Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements.

The following table presents the 2009 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2008	$1,149.7	$692.0	$276.7	$119.0	$2,237.4
Net restaurant purchases (sales)	1.9	26.1	32.1	(1.5)	58.6
Ownership increases in subsidiaries/affiliates		34.5			34.5
Currency translation		38.1	37.6	19.0	94.7
Balance at December 31, 2009	$1,151.6	$790.7	$346.4	$136.5	$2,425.2

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

LONG-LIVED ASSETS

In accordance with guidance on the impairment or disposal of long-lived assets in the Property Plant and Equipment Topic of the FASB ASC, long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together at a television market level in the U.S. and at a country level for each of the international markets. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.

Losses on assets held for disposal are recognized when management and the Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses relate to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “available for sale”.

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

FAIR VALUE MEASUREMENTS

In 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB ASC. This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adoption was not significant in either period.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying value
Cash equivalents	$455.8				$455.8
Investments	115.7	*			115.7
Derivative receivables	79.6	*	$94.5		174.1
Total assets at fair value	$651.1		$94.5		$745.6
Derivative payables			$ (7.0)		$ (7.0)
Total liabilities at fair value			$ (7.0)		$ (7.0)

*	Includes long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-financial assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2009, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain financial assets and liabilities not measured at fair value

At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $11.3 billion, compared to a carrying amount of $10.6 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance amends and expands the previous disclosure requirements surrounding accounting for derivative instruments and hedging activities to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosure requirements as of January 1, 2009 on a prospective basis; accordingly, disclosures related to income and other comprehensive income (OCI) for prior periods have not been presented. The adoption had no impact on our consolidated financial statements, besides the additional disclosures.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedging transactions. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses. In addition, the Company uses forward foreign currency exchange agreements and foreign currency exchange agreements to mitigate the change in fair value of certain foreign denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

All derivative instruments designated as hedging instruments are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments) are recognized on the Consolidated balance sheet at fair value and classified based on the instruments’ maturity date. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to OCI and/or current earnings.

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Asset derivatives			Liability derivatives
In millions	Balance sheet classification	2009	2008	Balance sheet classification	2009	2008
Derivatives designated as hedging instruments
Foreign currency options	Prepaid expenses and other current assets	$13.2	$43.8	Accrued payroll and other liabilities	$—
Interest rate exchange agreements	Prepaid expenses and other current assets	1.4		Accrued payroll and other liabilities
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	0.3		Accrued payroll and other liabilities	(0.1)	$(2.1)
Foreign currency options	Miscellaneous other assets	5.4	5.0	Other long-term liabilities
Interest rate exchange agreements	Miscellaneous other assets	67.3	82.6	Other long-term liabilities	(3.4)	(3.5)
Total derivatives designated as hedging instruments		$87.6	$131.4		$(3.5)	$(5.6)
Derivatives not designated as hedging instruments
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$9.3		Accrued payroll and other liabilities	$(5.4)	$(20.0)
Derivatives hedging supplemental benefit plan liabilities	Miscellaneous other assets	79.6	$90.2	Other long-term liabilities
Foreign currency exchange agreements	Miscellaneous other assets			Other long-term liabilities	(0.5)

Total derivatives not designated as hedging instruments		$88.9	$90.2		$(5.9)	$(20.0)
Total derivatives(1)		$176.5	$221.6		$(9.4)	$(25.6)

(1)	The fair value of derivatives is presented on a gross basis. Accordingly, the 2009 total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note, because that disclosure reflects netting adjustments of $2.4 million.

The following table presents the pretax amounts affecting income and other comprehensive income for the year ended December 31, 2009:

In millions
Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative	Hedged Items in Fair Value Hedge Relationships	(Gain) Loss Recognized in Income on Related Hedged Items
Interest rate exchange agreements	$ 17.3	Fixed-rate debt	$(17.3)

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Foreign currency options	$ 2.0	$(42.8)	$ 27.0
Interest rate exchange agreements(1)	(2.1)	(2.1)
Forward foreign currency exchange agreements	1.4	(5.5)	—
Total	$ 1.3	$(50.4)	$ 27.0

Derivatives in Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)
Foreign currency denominated debt	$ 51.3

Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative
Forward foreign currency exchange agreements	$(12.4)
Derivatives hedging supplemental benefit plan liabilities(2)	(2.4)
Foreign currency options	(0.3)
Foreign currency exchange agreements	0.5
Total	$(14.6)

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.

(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair value hedging strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the year ended December 31, 2009. A total of $2.1 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash flow hedging strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options.

The Company periodically uses interest rate exchange agreements to effectively convert a portion of floating-rate debt into fixed-rate debt, and the agreements are designed to reduce the impact of interest rate changes on future interest expense. At December 31, 2009, none of the Company’s outstanding floating-rate debt was effectively converted to fixed-rate debt resulting from the use of interest rate exchange agreements.

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

Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option is limited to the upfront premium paid for the contract. However, the potential gains on a foreign currency option are unlimited as the settlement value of the contract is based upon the difference between the exchange rate at inception of the contract and the spot exchange rate at maturity. In limited situations, the Company uses foreign currency option collars, which limit the potential gains and lower the upfront premium paid, to protect against currency movements.

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of December 31, 2009, the Company had derivatives outstanding with an equivalent notional amount of $608.4 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after-tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated other comprehensive income in shareholders’ equity. The Company recorded a net decrease of $31.5 million for the year ended December 31, 2009 and net increases of $47.3 million and $8.5 million for the years ended December 31, 2008 and 2007, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2009, no material amount of the $16.5 million in cumulative deferred hedging gains at December 31, 2009, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of net investment in foreign operations strategy

The Company uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of accumulated other comprehensive income and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in accumulated other comprehensive income. As of December 31, 2009, a total of $3.2 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2009 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2009, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability positions.

INCOME TAX UNCERTAINTIES

In 2006, the FASB issued guidance on accounting for uncertainty in income taxes, codified primarily in the Income Taxes Topic of the FASB ASC. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance also covers derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the guidance effective January 1, 2007, as required. As a result of the implementation, the Company recorded a $20.1 million cumulative adjustment to increase the January 1, 2007 balance of retained earnings. The guidance requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which cash payment is anticipated within one year. Upon adoption of the guidance, $338.7 million of net tax liabilities were reclassified from current to long-term.

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Beginning in 2007, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by the guidance. For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled.

The Company records interest on unrecognized tax benefits in the provision for income taxes.

PER COMMON SHARE INFORMATION

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2009–15.2; 2008–19.4; 2007–23.5. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2009–0.7; 2008–0.6; 2007–0.7.

The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in net income per share.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SABBATICAL LEAVE

In certain countries, eligible employees are entitled to take a paid sabbatical after a predetermined period of service. In 2006, the FASB issued guidance on accounting for sabbatical leave, codified in the Compensation – General Topic of the FASB ASC. Under this guidance, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company adopted the guidance effective January 1, 2007, as required and accordingly, recorded a $36.1 million cumulative adjustment, net of tax, to decrease beginning retained earnings in the first quarter 2007. The annual impact to earnings is not significant.

SUBSEQUENT EVENTS

In May 2009, the FASB issued guidance on subsequent events, codified in the Subsequent Events Topic of the FASB ASC. This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The guidance also indicates the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance beginning in the second quarter 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was February 26, 2010. There were no subsequent events that required recognition or disclosure.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2009	2008
Land	$ 5,048.3	$4,689.6
Buildings and improvements on owned land	12,119.0	10,952.3
Buildings and improvements on leased land	11,347.9	10,788.6
Equipment, signs and seating	4,422.9	4,205.1
Other	502.4	516.8
	33,440.5	31,152.4
Accumulated depreciation and amortization	(11,909.0)	(10,897.9)
Net property and equipment	$ 21,531.5	$20,254.5

Depreciation and amortization expense related to continuing operations was (in millions): 2009–$1,160.8; 2008–$1,161.6; 2007–$1,145.0.

Discontinued Operations

The Company previously operated Boston Market in the U.S., which it sold in August 2007. As a result of the disposal, Boston Market’s results of operations and transaction gain are reflected as discontinued operations. In connection with the sale, the Company received proceeds of approximately $250 million and recorded a gain of $68.6 million after tax. In addition, Boston Market’s net loss for 2007 was $8.5 million. Boston Market’s results of operations for 2007 (exclusive of the transaction gains), which previously were included in Other Countries & Corporate, consisted of $444.1 million of revenues and a pretax loss of $17.0 million.

Latam Transaction

In August 2007, the Company completed the sale of its businesses in Brazil, Argentina, Mexico, Puerto Rico, Venezuela and 13 other countries in Latin America and the Caribbean, which totaled 1,571 restaurants, to a developmental licensee organization. The Company refers to these markets as “Latam”. Based on approval by the Company’s Board of Directors on April 17, 2007, the Company concluded Latam was “held for sale” as of that date in accordance with guidance on the impairment or disposal of long-lived assets. As a result, the Company recorded an impairment charge of $1.7 billion in 2007, substantially all of which was noncash. The total charges for the full year included $895.8 million for the difference between the net book value of the Latam business and approximately $675 million in cash proceeds received. This loss in value was primarily due to a historically difficult economic environment coupled with volatility experienced in many of the markets included in this transaction. The charges also included historical foreign currency translation losses of $769.5 million recorded in shareholders’ equity. The Company recorded a tax benefit of $62.0 million in connection with this transaction. The tax benefit was minimal in 2007 due to the Company’s inability to utilize most of the capital losses generated by this transaction. As a result of meeting the “held for sale” criteria, the Company ceased recording depreciation expense with respect to Latam effective April 17, 2007. In connection with the sale, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected on McDonald’s Consolidated balance sheet (2009: other long-term liabilities–$71.8 million; accrued payroll and other liabilities–$25.3 million; 2008: other long-term liabilities–$141.8 million). The change in the total balance was primarily a result of the resolution of certain of these liabilities as well as the impact of foreign currency translation. The Company mitigates the currency impact to income of these foreign currency denominated liabilities through the use of forward foreign exchange agreements.

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

Impairment and Other Charges (Credits), Net

In millions, except per share data	2009	2008	2007
Europe	$4.3	$6.0	$(10.7)
APMEA	(0.2)
Other Countries & Corporate	(65.2)		1,681.0
Total	$(61.1)	$6.0	$1,670.3
After tax(1)	$(91.4)	$3.5	$1,606.0
Income from continuing operations per common share—diluted	$(.08)	$.01	$1.32

(1)	Certain items were not tax affected.

In 2009, the Company recorded pretax income of $65.2 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latam transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

In 2007, the Company recorded $1.7 billion of pretax impairment charges related to the Company’s sale of its Latam businesses to a developmental licensee organization.

Other Operating (Income) Expense, Net

In millions	2009	2008	2007
Gains on sales of restaurant businesses	$(113.3)	$(126.5)	$(88.9)
Equity in earnings of unconsolidated affiliates	(167.8)	(110.7)	(115.6)
Asset dispositions and other expense	58.8	72.0	193.4
Total	$(222.3)	$(165.2)	$(11.1)

•	Gains on sales of restaurant businesses

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

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets – primarily Japan – results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for store closings, uncollectible receivables and other miscellaneous income and expenses.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc., the majority owner, for total consideration of $139.8 million. In connection with the sale, in first quarter, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In subsequent quarters, the Company sold all of its holdings in the Coinstar common stock for $46.8 million and received $88.2 million in cash from Coinstar as final consideration. As a result of the transaction, the Company recognized a nonoperating pretax gain of $94.9 million (after tax–$58.8 million or $0.05 per share).

In second quarter 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger. In connection with the sale, the Company received cash proceeds of $229.4 million and recognized a nonoperating pretax gain of $160.1 million (after tax–$109.0 million or $0.09 per share).

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

Revenues from franchised restaurants consisted of:

In millions	2009	2008	2007
Rents	$4,841.0	$4,612.8	$4,177.2
Royalties	2,379.8	2,275.7	1,941.1
Initial fees	65.4	73.0	57.3
Revenues from franchised restaurants	$7,286.2	$6,961.5	$6,175.6

Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2010	$1,218.1	$1,076.0	$2,294.1
2011	1,177.3	1,042.9	2,220.2
2012	1,144.5	1,011.5	2,156.0
2013	1,105.1	972.4	2,077.5
2014	1,062.1	924.8	1,986.9
Thereafter	8,495.8	6,782.5	15,278.3
Total minimum payments	$14,202.9	$11,810.1	$26,013.0

At December 31, 2009, net property and equipment under franchise arrangements totaled $13.1 billion (including land of $3.8 billion) after deducting accumulated depreciation and amortization of $6.5 billion.

Leasing Arrangements

At December 31, 2009, the Company was the lessee at 13,858 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2010	$1,064.7	$54.7	$1,119.4
2011	1,002.4	44.1	1,046.5
2012	928.1	35.3	963.4
2013	859.8	25.6	885.4
2014	783.9	22.0	805.9
Thereafter	5,794.5	102.4	5,896.9
Total minimum payments	$10,433.4	$284.1	$10,717.5

The following table provides detail of rent expense:

In millions	2009	2008	2007
Company-operated restaurants:
U.S.	$65.2	$73.7	$82.0
Outside the U.S.	506.9	532.0	533.9
Total	572.1	605.7	615.9
Franchised restaurants:
U.S.	393.9	374.7	358.4
Outside the U.S.	431.4	409.4	364.5
Total	825.3	784.1	722.9
Other	98.9	101.8	98.5
Total rent expense	$1,496.3	$1,491.6	$1,437.3

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2009–$129.6; 2008–$130.2; 2007–$118.3. Franchised restaurants: 2009–$154.7; 2008–$143.5; 2007–$136.1.

Income Taxes

Income from continuing operations before provision for income taxes, classified by source of income, was as follows:

In millions	2009	2008	2007
U.S.	$2,700.4	$2,769.4	$2,455.0
Outside the U.S.	3,786.6	3,388.6	1,117.1
Income from continuing operations before provision for income taxes	$6,487.0	$6,158.0	$3,572.1

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2009	2008	2007
U.S. federal	$792.0	$808.4	$480.8
U.S. state	152.1	134.7	84.9
Outside the U.S.	788.9	800.2	710.5
Current tax provision	1,733.0	1,743.3	1,276.2
U.S. federal	186.9	75.6	(14.3)
U.S. state	8.6	28.7	10.0
Outside the U.S.	7.5	(2.8)	(34.8)
Deferred tax provision (benefit)	203.0	101.5	(39.1)
Provision for income taxes	$1,936.0	$1,844.8	$1,237.1

Net deferred tax liabilities consisted of:

In millions	December 31, 2009	2008
Property and equipment	$ 1,609.4	$ 1,587.5
Other	419.1	308.1
Total deferred tax liabilities	2,028.5	1,895.6
Property and equipment	(287.7)	(243.4)
Employee benefit plans	(311.0)	(300.9)
Intangible assets	(289.3)	(227.8)
Deferred foreign tax credits	(152.8)	(131.1)
Capital loss carryforwards	(50.9)	(161.9)
Operating loss carryforwards	(65.7)	(70.9)
Indemnification liabilities	(43.5)	(49.6)
Other	(334.3)	(462.3)
Total deferred tax assets before valuation allowance	(1,535.2)	(1,647.9)
Valuation allowance	118.1	199.7
Net deferred tax liabilities	$ 611.4	$ 447.4
Balance sheet presentation:
Deferred income taxes	$ 1,278.9	$ 944.9
Other assets–miscellaneous	(541.2)	(417.4)
Current assets–prepaid expenses and other current assets	(126.3)	(80.1)
Net deferred tax liabilities	$ 611.4	$ 447.4

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.6	1.8	2.3
Benefits and taxes related to foreign operations	(6.3)	(6.4)	(7.5)
Completion of federal tax audit			(8.9)
Latam transaction			14.3
Other, net	(0.5)	(0.4)	(0.6)
Effective income tax rates	29.8%	30.0%	34.6%

As of December 31, 2009 and 2008, the Company’s gross unrecognized tax benefits totaled $492.0 million and $272.5 million, respectively. After considering the deferred tax accounting impact, it is expected that about $330 million of the total as of December 31, 2009 would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2009	2008
Balance at January 1	$272.5	$249.7
Decreases for positions taken in prior years	(16.4)	(21.8)
Increases for positions taken in prior years	21.8	25.0
Increases for positions related to the current year
Increases with deferred tax offset	83.9	7.7
Other increases	178.0	58.2
Settlements with taxing authorities	(20.8)	(39.5)
Lapsing of statutes of limitations	(27.0)	(6.8)
Balance at December 31(1)(2)	$492.0	$272.5

(1)	This balance is before consideration of the deferred tax accounting offsets.

(2)	Of the 2009 balance, $285.6 million is included in other long-term liabilities and $206.4 million is included in deferred income taxes on the Consolidated balance sheet. The 2008 balance is included in other long-term liabilities on the Consolidated balance sheet.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $40 million to $90 million. This decrease would result from the expiration of the statute of limitations and the completion of tax audits in multiple tax jurisdictions.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company had $18.7 million and $24.1 million accrued for interest at December 31, 2009 and 2008, respectively, and no accrual for penalties in either year. The Company recorded interest expense related to tax matters of $1.5 million in 2009 and $13.7 million in 2008 and interest income related to tax matters of $34.9 million in 2007, and no expense for penalties in any of the three years.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $9.2 billion at December 31, 2009 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

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

In millions	2009		2008	2007
U.S.	$7,943.8		$8,078.3	$7,905.5
Europe	9,273.8		9,922.9	8,926.2
APMEA	4,337.0		4,230.8	3,598.9
Other Countries & Corporate	1,190.1		1,290.4	2,356.0
Total revenues	$22,744.7		$23,522.4	$22,786.6
U.S.	$3,231.7		$3,059.7	$2,841.9
Europe	2,588.1		2,608.0	2,125.4
APMEA	989.5		818.8	616.3
Other Countries & Corporate	31.7	(1)	(43.6)	(1,704.6	)(2)
Total operating income	$6,841.0		$6,442.9	$3,879.0
U.S.	$10,429.3		$10,356.7	$10,031.8
Europe	11,494.4		10,532.7	11,380.4
APMEA	4,409.0		4,074.6	4,145.3
Other Countries & Corporate	3,892.2		3,497.5	3,834.2
Total assets	$30,224.9		$28,461.5	$29,391.7
U.S.	$659.4		$837.4	$805.1
Europe	859.3		864.1	687.4
APMEA	354.6		360.6	302.8
Other Countries & Corporate	78.8		73.6	97.3
Businesses held for sale				43.7
Discontinued operations				10.3
Total capital expenditures	$1,952.1		$2,135.7	$1,946.6
U.S.	$423.8		$400.9	$402.7
Europe	483.2		506.3	473.3
APMEA	202.9		193.4	178.1
Other Countries & Corporate	106.3		107.2	112.6
Businesses held for sale				26.1
Discontinued operations				21.3
Total depreciation and amortization	$1,216.2		$1,207.8	$1,214.1

(1)	Includes $65.2 million of pretax income recorded in Impairment and other charges (credits), net related primarily to the resolution of certain liabilities retained in connection with the 2007 Latam transaction.

(2)	Includes $1.7 billion of pretax impairment charges related to the Company’s sale of its Latam businesses to a developmental licensee organization.

Total long-lived assets, primarily property and equipment, were (in millions) – Consolidated: 2009–$25,896.1; 2008–$24,385.8; 2007–$25,186.9. U.S. based: 2009–$10,376.4; 2008–$10,389.7; 2007–$10,043.7.

Debt Financing

LINE OF CREDIT AGREEMENTS

At December 31, 2009, the Company had a $1.3 billion line of credit agreement expiring in 2012 with fees of 0.05% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, certain subsidiaries outside the U.S. had unused lines of credit totaling $913.4 million at December 31, 2009; these uncommitted lines of credit were principally short-term and denominated in various currencies at local market rates of interest.

The weighted-average interest rate of short-term borrowings was 4.1% at December 31, 2009 (based on $598.7 million of foreign currency bank line borrowings) and 4.7% at December 31, 2008 (based on $232.1 million of commercial paper and $625.4 million of foreign currency bank line borrowings).

FAIR VALUES

At December 31, 2009, the fair value of the Company’s debt obligations was estimated at $11.3 billion, compared to a carrying amount of $10.6 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the valuation hierarchy as defined in the fair value guidance. The Company has no current plans to retire a significant amount of its debt prior to maturity.

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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2009	2008	2009	2008
Fixed		5.6%	5.6%	$4,677.6	$4,726.1
Floating		2.9	2.3	1,300.0	857.1
Total U.S. Dollars	2010-2039			5,977.6	5,583.2
Fixed		4.8	5.0	932.6	704.1
Floating		1.8	5.2	683.9	829.4
Total Euro	2010-2016			1,616.5	1,533.5
Fixed		6.0	6.0	726.2	654.9
Floating			3.6		2.0
Total British Pounds Sterling	2020-2032			726.2	656.9
Fixed		2.0	2.2	488.6	720.1
Floating		1.0	1.6	537.0	440.2
Total Japanese Yen	2010-2030			1,025.6	1,160.3
Fixed		2.7	2.8	359.6	453.8
Floating		3.8	5.6	793.3	722.5
Total other currencies(2)	2010-2021			1,152.9	1,176.3
Debt obligations before fair value adjustments(3)				10,498.8	10,110.2
Fair value adjustments(4)				79.6	107.6
Total debt obligations(5)				$10,578.4	$10,217.8

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs, Chinese Renminbi, South Korean Won, and Singapore Dollars.

(3)	Aggregate maturities for 2009 debt balances, before fair value adjustments, were as follows (in millions): 2010–$18.1; 2011–$613.2; 2012–$2,188.4; 2013–$657.7; 2014–$459.4; Thereafter–$6,562.0. These amounts include a reclassification of short-term obligations totaling $1.2 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in 2012.

(4)	The Derivatives and Hedging Topic of the FASB ASC requires that the carrying value of underlying items in fair value hedges, in this case debt obligations, be adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities on the Consolidated balance sheet. A portion ($14.4 million) of the adjustments at December 31, 2009 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(5)	Includes notes payable, current maturities of long-term debt and long-term debt included on the Consolidated balance sheet. The increase in debt obligations from December 31, 2008 to December 31, 2009 was due to (in millions): net issuances ($219.3), changes in exchange rates on foreign currency denominated debt ($128.3) and other changes related primarily to the consolidation of Norway ($41.0), partly offset by noncash fair value hedging adjustments ($28.0).

ESOP LOANS

Borrowings related to the leveraged Employee Stock Ownership Plan (ESOP) at December 31, 2009, which include $55.7 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $48.4 million and $56.4 million at December 31, 2009 and 2008, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

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

All current account balances and future contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Participants’ future contributions to the 401(k) feature and the discretionary employer matching contribution feature are limited to 20% investment in McDonald’s common stock. Participants may choose to make separate investment choices for current account balances and for future contributions.

The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $397.3 million at December 31, 2009 and $389.7 million at December 31, 2008 and were primarily included in other long-term liabilities on the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2009, derivatives with a fair value of $79.6 million indexed to the Company’s stock as well as an investment totaling $74.5 million indexed to certain market indices were included in miscellaneous other assets on the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in income because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2009–$51.3; 2008–$61.2; 2007–$57.6. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2009–$45.2; 2008–$55.4; 2007–$62.7.

The total combined liabilities for international retirement plans were $183.7 million and $131.1 million at December 31, 2009 and 2008, respectively, primarily in the U.K. and Canada.

Other postretirement benefits and postemployment benefits were immaterial.

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 85.9 million at December 31, 2009, including 35.3 million available for future grants.

STOCK OPTIONS

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 10 million options outstanding at December 31, 2009) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. During 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $302.5 million, $549.5 million and $815.3 million, respectively. Cash received from stock options exercised during 2009 was $332.1 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $86.0 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2009, 2008 and 2007, and changes during the years then ended, is presented in the following table:

	2009				2008			2007
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	53.4	$34.88			67.5	$31.85	101.9	$30.03
Granted	5.6	56.94			5.3	56.55	5.7	45.02
Exercised	(10.7)	31.17			(18.7)	29.97	(38.4)	28.89
Forfeited/expired	(0.5)	47.22			(0.7)	37.53	(1.7)	33.63
Outstanding at end of year	47.8	$38.16	5.06	$1,161.1	53.4	$34.88	67.5	$31.85
Exercisable at end of year	35.4	$33.06	3.96	$1,038.8	40.8		52.6

RSUs

RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. Certain executives have been awarded RSUs that vest based on Company performance. The fair value of each RSU granted is equal to the market price of the

Company’s stock at date of grant less the present value of expected dividends over the vesting period.

A summary of the Company’s RSU activity during the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

	2009		2008		2007
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	3.0	$40.88	3.4	$35.94	2.6	$33.00
Granted	0.9	50.34	0.8	51.10	1.2	41.73
Vested	(1.0)	34.56	(1.1)	30.38	(0.2)	32.78
Forfeited	(0.1)	43.87	(0.1)	40.41	(0.2)	35.97
Nonvested at end of year	2.8	$46.33	3.0	$40.88	3.4	$35.94

The Company realized tax deductions of $7.3 million from RSUs vested during 2009. The total fair value of RSUs vested during 2009, 2008 and 2007 was $59.9 million, $56.4 million and $12.6 million, respectively.

Quarterly Results (Unaudited)

	Quarters ended December 31			Quarters ended September 30				Quarters ended June 30				Quarters ended March 31
In millions, except per share data	2009		2008	2009		2008		2009		2008		2009		2008
Revenues
Sales by Company-operated restaurants	$4,030.0		$3,855.0	$4,093.6		$4,411.1		$3,850.2		$4,296.0		$3,484.7		$3,998.8
Revenues from franchised restaurants	1,943.4		1,710.0	1,953.1		1,856.2		1,797.0		1,779.3		1,592.7		1,616.0
Total revenues	5,973.4		5,565.0	6,046.7		6,267.3		5,647.2		6,075.3		5,077.4		5,614.8
Company-operated margin	758.4		664.1	793.8		823.9		690.9		760.8		564.2		659.2
Franchised margin	1,595.0		1,411.7	1,614.5		1,539.3		1,479.0		1,464.0		1,296.0		1,316.2
Operating income	1,826.3	(1)	1,502.2	1,932.8		1,823.7		1,681.5		1,654.2		1,400.4		1,462.8
Net income	$1,216.8	(1)	$985.3	$1,261.0		$1,191.3		$1,093.7	(2)	$1,190.5	(3)	$979.5	(4)	$946.1
Net income per common share—basic:	$1.13	(1)	$0.88	$1.16		$1.07		$1.00	(2)	$1.05	(3)	$0.88	(4)	$0.83
Net income per common share—diluted:	$1.11	(1)	$0.87	$1.15		$1.05		$0.98	(2)	$1.04	(3)	$0.87	(4)	$0.81
Dividends declared per common share				$1.05	(5)	$0.875	(6)	$0.50		$0.375		$0.50		$0.375
Weighted-average common shares—basic	1,078.0		1,115.4	1,084.5		1,116.6		1,097.3		1,128.9		1,109.6		1,145.6
Weighted-average common shares—diluted	1,093.1		1,131.6	1,098.2		1,136.0		1,111.4		1,148.8		1,124.4		1,165.3
Market price per common share:
High	$64.75		$64.02	$59.59		$67.00		$61.01		$61.76		$64.46		$59.48
Low	56.03		45.79	53.88		55.55		51.76		55.14		50.44		49.36
Close	62.44		62.19	57.07		61.70		57.49		56.22		54.57		55.77

(1)	Includes net pretax income of $65.2 million ($87.0 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $11.1 million ($0.01 per share) related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes income of $109.0 million ($0.09 per share-basic, $0.10 per share-diluted) due to the sale of the Company’s minority ownership interest in U.K.-based Pret A Manger.

(4)	Includes income of $47.4 million ($0.04 per share) due to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(5)	Includes a $0.50 per share dividend declared and paid in third quarter and a $0.55 per share dividend declared in third quarter and paid in fourth quarter.

(6)	Includes a $0.375 per share dividend declared and paid in third quarter and a $0.50 per share dividend declared in third quarter and paid in fourth quarter.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2009, management believes that the Company’s internal control over financial reporting is effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2009, 2008 and 2007 and the Company’s internal control over financial reporting as of December 31, 2009. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

McDONALD’S CORPORATION

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

McDonald’s Corporation

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in the Notes to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions and for compensation costs associated with a sabbatical to conform with new accounting guidance.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2010

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT

Management’s report and the Report of independent registered public accounting firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2009. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on the Company’s website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2009. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	38,274,478	(1)	$39.43	35,317,311
Equity compensation plans not approved by security holders	12,303,087	(2)	36.03
Total	50,577,565		$38.61	35,317,311

(1)	Includes stock options granted under the following plans: 2001 Omnibus Stock Ownership Plan—35,508,951 shares; 1992 Stock Ownership Incentive Plan (1992 Plan)—3,250 shares; and Non-Employee Director Stock Option Plan—10,500 shares. Also includes 2,751,777 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options granted under the following plans: 1992 Plan—11,891,318; 1975 Stock Ownership Option Plan—401,269; and 1999 Non-Employee Director Stock Option Plan—10,500.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2009.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2009.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2009.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a. (1)	All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 30 through 46 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit Number Description

(3) (a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures:*

(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(i)	6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed January 13, 1998.

(ii)	Medium-Term Notes, Series F, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), filed July 15, 1998.

(iii)	Medium-Term Notes, Series G, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), filed May 3, 2001.

(iv)	Medium-Term Notes, Series H, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), filed July 10, 2002.

(v)	Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(i)	8 7/8% Debentures due 2011. Supplemental Indenture No. 17, dated April 1, 1991, incorporated herein by reference from Exhibit (4) of Form 8-K, filed April 23, 1991.

(10)	Material Contracts

(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2008, as amended and restated July 8, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(i)	First Amendment to the McDonald’s Excess Benefit and Deferred Bonus Plan, effective as of October 21, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.**

(i)	First Amendment to McDonald’s Corporation 1975 Stock Ownership Option Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

(i)	First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(i)	First amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(i)	First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(n)	Employment Contract between Denis Hennequin and the Company, dated February 26, 2007, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)	2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

(p)	Relocation Agreement between Timothy Fenton and the Company, dated January 12, 2006, incorporated herein by reference from Form 10-K, for the year ended December 31, 2006.**

(q)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(r)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2008.**

(s)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(t)	Terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(u)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

(v)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from the Form 8-K, dated February 9, 2010.**

(12)	Computation of ratio of earnings to fixed charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of independent registered public accounting firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation

(Registrant)

/s/ Peter J. Bensen
By	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 26, 2010
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 26th day of February, 2010:

Signature, Title

/s/ Susan E. Arnold
By	Susan E. Arnold
Director

/s/ Peter J. Bensen
By	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

/s/ Robert A. Eckert
By	Robert A. Eckert
Director

/s/ Enrique Hernandez, Jr.
By	Enrique Hernandez, Jr.
Director

/s/ Jeanne P. Jackson
By	Jeanne P. Jackson
Director

Signature, Title

/s/ Richard H. Lenny
By	Richard H. Lenny
Director

/s/ Walter E. Massey
By	Walter E. Massey
Director

/s/ Andrew J. McKenna
By	Andrew J. McKenna
Chairman of the Board and Director

/s/ Cary D. McMillan
By	Cary D. McMillan
Director

/s/ Kevin M. Ozan
By	Kevin M. Ozan
Corporate Senior Vice President – Controller

/s/ Sheila A. Penrose
By	Sheila A. Penrose
Director

/s/ John W. Rogers, Jr.
By	John W. Rogers, Jr.
Director

/s/ James A. Skinner
By	James A. Skinner
Vice Chairman, Chief Executive Officer and Director

/s/ Roger W. Stone
By	Roger W. Stone
Director

/s/ Miles D. White
By	Miles D. White
Director