Form 10-Q
period 2010-03-31
MCDONALDS CORP
filed 2010-05-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

1,075,797,083

(Number of shares of common stock

outstanding as of March 31, 2010)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2010	December 31, 2009
Assets
Current assets
Cash and equivalents	$ 2,007.3	$ 1,796.0
Accounts and notes receivable	930.0	1,060.4
Inventories, at cost, not in excess of market	99.3	106.2
Prepaid expenses and other current assets	435.7	453.7
Total current assets	3,472.3	3,416.3
Other assets
Investments in and advances to affiliates	1,157.2	1,212.7
Goodwill	2,471.1	2,425.2
Miscellaneous	1,655.0	1,639.2
Total other assets	5,283.3	5,277.1
Property and equipment
Property and equipment, at cost	32,915.1	33,440.5
Accumulated depreciation and amortization	(11,845.1)	(11,909.0)
Net property and equipment	21,070.0	21,531.5
Total assets	$ 29,825.6	$ 30,224.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 472.1	$ 636.0
Income taxes	362.9	202.4
Other taxes	262.0	277.4
Accrued interest	149.7	195.8
Accrued payroll and other liabilities	1,304.5	1,659.0
Current maturities of long-term debt	18.1	18.1
Total current liabilities	2,569.3	2,988.7
Long-term debt	10,482.6	10,560.3
Other long-term liabilities	1,408.6	1,363.1
Deferred income taxes	1,248.3	1,278.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	4,960.6	4,853.9
Retained earnings	31,769.3	31,270.8
Accumulated other comprehensive income	512.9	747.4
Common stock in treasury, at cost; 584.8 and 583.9 million shares	(23,142.6)	(22,854.8)
Total shareholders’ equity	14,116.8	14,033.9
Total liabilities and shareholders’ equity	$ 29,825.6	$ 30,224.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2010	2009
Revenues
Sales by Company-operated restaurants	$3,803.1	$3,484.7
Revenues from franchised restaurants	1,807.0	1,592.7
Total revenues	5,610.1	5,077.4
Operating costs and expenses
Company-operated restaurant expenses	3,110.9	2,920.5
Franchised restaurants – occupancy expenses	339.3	296.7
Selling, general & administrative expenses	546.3	497.3
Impairment and other charges (credits), net	30.8	1.2
Other operating (income) expense, net	(91.3)	(38.7)
Total operating costs and expenses	3,936.0	3,677.0
Operating income	1,674.1	1,400.4
Interest expense	111.0	120.9
Nonoperating (income) expense, net	6.2	(16.4)
Gain on sale of investment		(76.5)
Income before provision for income taxes	1,556.9	1,372.4
Provision for income taxes	467.1	392.9
Net income	$1,089.8	$979.5
Net income per common share–basic:	$1.01	$0.88
Net income per common share–diluted:	$1.00	$0.87
Dividends declared per common share	$0.55	$0.50
Weighted-average shares outstanding–basic	1,076.0	1,109.6
Weighted-average shares outstanding–diluted	1,090.1	1,124.4

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2010	2009
Operating activities
Net income	$1,089.8	$979.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	317.9	282.2
Deferred income taxes	(6.3)	50.3
Gain on sale of investment		(76.5)
Share-based compensation	25.9	30.4
Impairment and other charges (credits), net	30.8	1.2
Other	36.2	79.8
Changes in working capital items	(71.6)	(216.2)
Cash provided by operations	1,422.7	1,130.7
Investing activities
Property and equipment expenditures	(401.8)	(413.7)
Purchases and sales of restaurant businesses and property sales	34.8	54.1
Proceeds on sale of investment, net		9.8
Other	(23.4)	(18.8)
Cash used for investing activities	(390.4)	(368.6)
Financing activities
Notes payable and long-term financing issuances and repayments	49.2	467.1
Treasury stock purchases	(477.2)	(812.5)
Common stock dividends	(592.0)	(553.4)
Proceeds from stock option exercises	160.7	37.5
Excess tax benefit on share-based compensation	40.9	15.5
Other	10.0	26.1
Cash used for financing activities	(808.4)	(819.7)
Effect of exchange rates on cash and cash equivalents	(12.6)	(27.1)
Cash and equivalents increase (decrease)	211.3	(84.7)
Cash and equivalents at beginning of period	1,796.0	2,063.4
Cash and equivalents at end of period	$2,007.3	$1,978.7

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2010 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2010	2009
Conventional franchised	19,021	18,487
Developmental licensed	3,206	2,957
Affiliated	4,020	4,134
Total Franchised	26,247	25,578
Company-operated	6,241	6,482
Systemwide restaurants	32,488	32,060

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2010 and 2009:

	Quarters Ended March 31,
In millions	2010	2009
Net income	$1,089.8	$979.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(242.8)	(398.4)
Deferred hedging adjustments	7.5	(6.8)
Pension liability adjustment	0.8	0.3
Total other comprehensive income (loss)	(234.5)	(404.9)
Total comprehensive income	$855.3	$574.6

Per Common Share Information

Diluted net income per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 14.1 million shares and 14.8 million shares for the first quarter 2010 and 2009, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.1 million shares for the first quarter 2009.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, and certain non-financial assets and liabilities on a nonrecurring basis. The guidance provided by the Financial Accounting Standards Board (FASB) in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Certain Financial Assets and Liabilities Measured at Fair Value

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$292.9				$292.9
Investments	119.8	*			119.8
Derivative receivables	85.1	*	$112.8		197.9
Total assets at fair value	$497.8		$112.8		$610.6

Derivative payables			$(2.4)		$(2.4)
Total liabilities at fair value			$(2.4)		$(2.4)

*	Includes long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2010, the fair value of the Company’s debt obligations was estimated at $11.3 billion, compared to a carrying amount of $10.5 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2010, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

Financial Instruments and Hedging Activities

The FASB guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC requires qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedging transactions. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses. In addition, the Company uses forward foreign currency exchange agreements and foreign currency exchange agreements to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

In millions	Asset Derivatives			Liability Derivatives

	Balance Sheet Classification	March 31, 2010	December 31, 2009	Balance Sheet Classification	March 31, 2010	December 31, 2009

Derivatives designated as hedging instruments

Foreign currency options	Prepaid expenses and other current assets	$18.2	$13.2	Accrued payroll and other liabilities	$(0.2)
Interest rate exchange agreements	Prepaid expenses and other current assets	1.0	1.4	Accrued payroll and other liabilities
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	0.1	0.3	Accrued payroll and other liabilities	(0.5)	(0.1)
Foreign currency options	Miscellaneous other assets	4.1	5.4	Other long-term liabilities
Interest rate exchange agreements	Miscellaneous other assets	76.7	67.3	Other long-term liabilities	(0.6)	(3.4)

Total derivatives designated as hedging instruments		$100.1	$87.6		$(1.3)	$(3.5)

Derivatives not designated as hedging instruments

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$13.0	$9.3	Accrued payroll and other liabilities	$(1.1)	$(5.4)
Derivatives hedging supplemental benefit plan liabilities	Miscellaneous other assets	85.1	79.6	Other long-term liabilities
Foreign currency exchange agreements	Miscellaneous other assets			Other long-term liabilities	(0.3)	(0.5)

Total derivatives not designated as hedging instruments		$98.1	$88.9		$(1.4)	$(5.9)

Total derivatives(1)		$198.2	$176.5		$(2.7)	$(9.4)

(1)

The fair value of derivatives is presented on a gross basis. Accordingly, the total asset and liability fair values at March 31, 2010 do not agree with the values provided in the Fair Value Measurements note, because that disclosure reflects netting adjustments of $0.3 million.

The following table presents the pretax amounts affecting income and OCI for the three months ended March 31, 2010 and 2009, respectively:

In millions

Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Related Hedged Items
	2010	2009		2010	2009

Interest rate exchange agreements	$(11.8)	$(3.8)	Fixed-rate debt	$11.8	$3.8

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2010	2009	2010	2009	2010	2009

Foreign currency options	$(10.3)	$(16.0)	$(1.5)	$(21.7)	$8.8	$11.3
Interest rate exchange agreements(1)		(0.9)	(0.2)	(0.6)
Forward foreign currency exchange agreements	(2.5)	5.4	0.5	(2.4)		0.1

Total	$(12.8)	$(11.5)	$(1.2)	$(24.7)	$8.8	$11.4

Derivatives in Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)

	2010	2009

Foreign currency denominated debt	$(116.9)	$(188.3)

Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative

	2010	2009

Forward foreign currency exchange agreements	$(4.7)	$(7.9)
Derivatives hedging supplemental benefit plan liabilities(2)	(6.0)	10.0
Foreign currency options	(0.4)	0.4
Foreign currency exchange agreements	(0.2)

Total	$(11.3)	$2.5

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.
(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the three months ended March 31, 2010. A total of $2.1 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash Flow Hedging Strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options.

The Company periodically uses interest rate exchange agreements to effectively convert a portion of floating-rate debt into fixed-rate debt, and the agreements are designed to reduce the impact of interest rate changes on future interest expense. At March 31, 2010, none of the Company’s outstanding floating-rate debt was effectively converted to fixed-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of March 31, 2010, the Company had derivatives outstanding with an equivalent notional amount of $563.9 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

The Company excludes the time value of foreign currency options, as well as the discount or premium points on forward foreign currency exchange agreements from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the deferred hedging adjustment component of OCI in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

The Company recorded after-tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $7.5 million for the three months ended March 31, 2010 and a net decrease of $6.8 million for the three months ended March 31, 2009. Based on interest rates and foreign currency exchange rates at March 31, 2010, approximately half of the $24.0 million in cumulative deferred hedging gains at March 31, 2010, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2010, a total of $3.3 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at March 31, 2010 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2010, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability positions.

Impairment and Other Charges (Credits), Net

McDonald’s Japan (a 50%-owned affiliate) plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the customer experience, overall profitability and returns of the market. For the first quarter 2010, the Company recorded after tax impairment charges of $30.0 million related to its share of restaurant closing costs in Japan. These charges primarily consist of asset writeoffs and lease termination costs.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc. (Coinstar), the majority owner, for total consideration of $139.8 million. In connection with the sale, in first quarter, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In second quarter 2009, the Company sold all of its holdings in the Coinstar common stock for $46.8 million and received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter, the Company received $9.8 million in cash from Coinstar as final consideration. As a result of the transaction, the Company recognized a nonoperating pretax gain of $76.5 million (after tax–$47.4 million or $0.04 per share) for the first quarter 2009 and $94.9 million cumulative gain (after tax–$58.8 million or $0.05 per share) for the full year 2009.

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

	Quarters Ended March 31,
In millions	2010	2009
Revenues
U.S.	$1,876.7	$1,876.4
Europe	2,245.4	1,948.2
APMEA	1,191.3	1,009.1
Other Countries & Corporate	296.7	243.7
Total revenues	$5,610.1	$5,077.4
Operating income
U.S.	$809.4	$725.5
Europe	601.0	489.9
APMEA	272.1	213.6
Other Countries & Corporate	(8.4)	(28.6)
Total operating income	$1,674.1	$1,400.4

Variable Interest Entities and Consolidation

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance as of January 1, 2010.

The Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance. The Company has concluded that consolidation of any such entities is not appropriate for the periods presented. As a result, the adoption did not have any impact on our consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,488 restaurants in 117 countries at March 31, 2010, 26,247 were operated by franchisees (including 19,021 operated by conventional franchisees, 3,206 operated by developmental licensees and 4,020 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,241 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.

We view ourselves primarily as a franchisor and believe franchising is important to delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced Systemwide. Accordingly, we continually review our mix of Company-operated and franchised restaurants to help maximize overall performance.

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 33%, 40% and 21% of total revenues, respectively.

In 2010, McDonald’s Japan (a 50%-owned affiliate) approved plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the customer experience, overall profitability and returns of the market. For the first quarter 2010, the Company recorded after tax impairment charges of $30.0 million related to its share of restaurant closing costs in Japan.

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $76.5 million for first quarter 2009. The Company disposed of all non-McDonald’s restaurant businesses as of December 31, 2009.

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

McDonald’s customer-focused Plan to Win – which is centered around being better, not just bigger – provides a common framework for our global business yet allows for local adaptation. Through the execution of multiple initiatives surrounding the five key drivers of exceptional customer experiences – People, Products, Place, Price and Promotion – we have enhanced the restaurant experience for customers worldwide and grown sales and customer visits in each of the last six years. This Plan, coupled with financial discipline, has delivered strong results for shareholders.

The Company is pursuing initiatives in three key areas: service enhancement, restaurant reimaging and menu innovation. These initiatives include leveraging technology to make it easier for restaurant staff to quickly and accurately serve customers, accelerating our interior and exterior reimaging efforts and innovating at every tier of our menu to deliver great taste and value to customers. These efforts successfully resonated with consumers driving increases in sales and customer visits in many countries despite challenging global economies and a contracting informal eating-out market. As a result, every area of the world contributed to first quarter 2010 comparable sales and guest counts increasing 4.2% and 3.3%, respectively.

The U.S. business drove sales and market share increases during the quarter with a balanced approach to providing outstanding value across all levels of the menu, contributing to the segment’s positive comparable sales and operating income increase. Consumers visited McDonald’s more often to enjoy a wide range of beverage offerings, everyday value menu options and classic core favorites. Ongoing U.S. strategies include strengthening the core menu and value offerings; aggressively pursuing new growth opportunities in beverages, breakfast, chicken and snacking options; elevating the brand experience by updating technology with a new point of sale system, and enhancing restaurant employee retention and productivity; and initiating a multi-year program to contemporize the interiors and exteriors of our restaurants through reimaging.

Europe delivered strong comparable sales of 5.2% and an operating income increase of 23% (14% in constant currencies) for the first quarter driven by themed food events, three- and four-price tier menus, restaurant reimaging and daypart expansion. Europe’s strategic priorities include upgrading the customer and employee experience, enhancing local relevance and building brand transparency.

APMEA’s compelling everyday value, locally-relevant products and emphasis on operations excellence drove positive comparable sales in virtually all markets and an operating income increase of 27% (9% in constant currencies) for the first quarter. APMEA will continue to execute initiatives that best support the goal to be customers’ first choice for eating out: convenience, core menu, branded affordability, improved operations and reimaging.

Operating Highlights Included:

•	Global comparable sales increased 4.2%

•	Combined operating margin improved 220 basis points to 29.8%

•	Diluted net income per share was $1.00, up 15% (9% in constant currencies) including a $0.05 per share currency benefit

•	Repurchased 6.7 million shares for $427.1 million and paid a quarterly dividend of $0.55 per share or $592.0 million

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

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted net income per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2010, the total basket of goods cost is expected to decrease 2-3% in the U.S. and decrease slightly in Europe. Some volatility may be experienced between quarters in the normal course of business, with more favorable comparisons in the first half of this year.

•

The Company expects full year 2010 selling, general & administrative expenses to be relatively flat, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2010 such as the Vancouver Winter Olympics in February and the biennial Worldwide Owner/Operator Convention in April.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for full year 2010 to decrease slightly compared with 2009.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 45% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2009, the Company’s annual diluted net income per share would change by about 17 to 19 cents. At current foreign currency rates, the Company expects foreign currency translation to have minimal or no impact on full year diluted net income per share.

•

The Company expects the effective income tax rate for the full year 2010 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2010 to be approximately $2.4 billion. About half of this amount will be reinvested in existing restaurants, including the reimaging of over 2,000 locations worldwide. The rest will primarily be used to open about 1,000 restaurants. These restaurant numbers include new unit openings (about 350 restaurants) in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 325 restaurants, which reflects the strategic closing of restaurants by McDonald’s Japan.

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

•

Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, including those operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2010
	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$3,803.1	9
Revenues from franchised restaurants	1,807.0	13
Total revenues	5,610.1	10
Operating costs and expenses
Company-operated restaurant expenses	3,110.9	7
Franchised restaurants – occupancy expenses	339.3	14
Selling, general & administrative expenses	546.3	10
Impairment and other charges (credits), net	30.8	n/m
Other operating (income) expense, net	(91.3)	n/m
Total operating costs and expenses	3,936.0	7
Operating income	1,674.1	20
Interest expense	111.0	(8)
Nonoperating (income) expense, net	6.2	n/m
Gain on sale of investment		n/m
Income before provision for income taxes	1,556.9	13
Provision for income taxes	467.1	19
Net income	$1,089.8	11
Net income per common share–basic:	$1.01	15
Net income per common share–diluted:	$1.00	15

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

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
	2010	2009	Currency Translation Benefit / (Cost) 2010
Quarters Ended March 31,
Revenues	$5,610.1	$5,077.4	$334.9
Company-operated margins	692.2	564.2	45.7
Franchised margins	1,467.7	1,296.0	64.3
Selling, general & administrative expenses	546.3	497.3	(24.7)
Operating income	1,674.1	1,400.4	87.6
Net income	1,089.8	979.5	57.7
Net income per common share – diluted	1.00	0.87	0.05

Foreign currency translation had a positive impact on consolidated operating results for the quarter, primarily driven by the Australian Dollar, Euro and Canadian Dollar.

Net Income and Diluted Net Income per Common Share

For the first quarter 2010, net income was $1,089.8 million and diluted net income per share was $1.00. Results included after tax impairment charges of $30.0 million or $0.03 per share related to restaurant closings in Japan in conjunction with the previously announced strategic review of the market’s restaurant portfolio. Results were positively impacted by $0.05 per share due to the effect of foreign currency translation.

For the first quarter 2009, net income was $979.5 million and diluted net income per share was $0.87. Results benefited by an after tax gain of $47.4 million or $0.04 per share due to the sale of the Company’s minority interest in Redbox.

During the first quarter 2010, the Company repurchased 6.7 million shares of its stock for $427.1 million and paid a quarterly dividend of $0.55 per share or $592.0 million.

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

REVENUES Dollars in millions
Quarters Ended March 31,	2010	2009	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$987.3	$1,043.5	(5)	(5)
Europe	1,622.6	1,413.7	15	6
APMEA	1,017.9	875.7	16	5
Other Countries & Corporate	175.3	151.8	15	(3)
Total	$3,803.1	$3,484.7	9	2
Franchised revenues
U.S.	$889.4	$832.9	7	7
Europe	622.8	534.5	17	9
APMEA	173.4	133.4	30	7
Other Countries & Corporate	121.4	91.9	32	19
Total	$1,807.0	$1,592.7	13	8
Total revenues
U.S.	$1,876.7	$1,876.4	0	0
Europe	2,245.4	1,948.2	15	7
APMEA	1,191.3	1,009.1	18	6
Other Countries & Corporate	296.7	243.7	22	5
Total	$5,610.1	$5,077.4	10	4

Consolidated revenues increased 10% (4% in constant currencies) for the quarter. The constant currency growth was driven by positive comparable sales and expansion, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where the Company receives rent and/or royalties based primarily on a percent of sales. Franchised restaurants represent 81% of Systemwide restaurants at March 31, 2010.

In the U.S., revenues were flat for the quarter as positive comparable sales were offset by the impact of the refranchising strategy. Comparable sales were driven by a wide range of beverage offerings, including value-based drinks, frappés and the entire McCafé line-up, everyday value menu options, led by the recently introduced Breakfast Dollar Menu, and classic core favorites like Chicken McNuggets.

In Europe, the constant currency increase in revenues was primarily driven by comparable sales increases in the U.K., France and Russia (which is entirely Company-operated) as well as expansion in Russia. These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K. and Germany.

In APMEA, the constant currency increase in revenues was primarily driven by comparable sales increases in Australia and virtually all other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2010 and 2009:

COMPARABLE SALES	% Increase
	Quarters Ended March 31,*
	2010	2009
U.S.	1.5	4.7
Europe	5.2	3.2
APMEA	5.7	5.5
Other Countries & Corporate	12.3	4.4
Total	4.2	4.3

*	On a consolidated basis, comparable guest counts increased 3.3% and 1.0% for the quarters ended March 31, 2010 and 2009, respectively.

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2010:

SYSTEMWIDE SALES
	Quarter Ended March 31, 2010
	% Inc	% Inc Excluding Currency Translation
U.S.	2	2
Europe	15	8
APMEA	19	8
Other Countries & Corporate	22	14
Total	11	6

The following table presents franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters ended March 31, 2010 and 2009:

FRANCHISED SALES Dollars in millions
Quarters Ended March 31,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$6,463.5	$6,253.9	3	3
Europe	3,550.8	3,067.5	16	8
APMEA	2,737.2	2,280.4	20	10
Other Countries & Corporate	1,452.4	1,177.9	23	16
Total*	$14,203.9	$12,779.7	11	7

*	Included $3,066.4 million and $2,729.0 million of sales in 2010 and 2009, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended March 31,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2010	2009	2010	2009
Franchised
U.S.	82.3	82.5	$732.1	$686.9	7	7
Europe	76.7	76.7	478.0	410.3	17	9
APMEA	88.8	90.2	154.0	120.3	28	7
Other Countries & Corporate	85.4	85.4	103.6	78.5	32	20
Total	81.2	81.4	$1,467.7	$1,296.0	13	8
Company-operated
U.S.	20.4	18.3	$201.3	$190.8	6	6
Europe	17.3	15.3	280.0	216.4	29	20
APMEA	18.0	15.8	183.0	138.4	32	18
Other Countries & Corporate	15.9	12.2	27.9	18.6	50	25
Total	18.2	16.2	$692.2	$564.2	23	15

Franchised margin dollars increased $171.7 million or 13% (8% in constant currencies) for the quarter. Positive comparable sales and the refranchising strategy were the primary drivers of the constant currency growth in franchised margin dollars.

•	In the U.S., the franchised margin percent declined primarily due to additional depreciation related to the Company’s investment in the beverage initiative.

•

In Europe, the franchised margin percent remained flat as positive comparable sales were offset by higher occupancy expenses, the refranchising strategy and the cost of strategic brand and sales building initiatives.

•	In APMEA, the franchised margin percent declined primarily driven by foreign currency translation, mostly due to the stronger Australian Dollar.

Company-operated margin dollars increased $128.0 million or 23% (15% in constant currencies) for the quarter. The refranchising strategy negatively impacted Company-operated margin dollars and had a slightly positive impact on the Company-operated margin percent.

•	In the U.S., the Company-operated margin percent increased primarily due to lower commodity costs.

•	Europe’s Company-operated margin percent increased due to positive comparable sales and, to a lesser extent, lower commodity costs partly offset by higher labor and occupancy & other costs.

•	In APMEA, the Company-operated margin percent increased primarily due to lower commodity costs and positive comparable sales.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended March 31,
	2010	2009
Food & paper	32.9	34.7
Payroll & employee benefits	26.0	26.0
Occupancy & other operating expenses	22.9	23.1
Total expenses	81.8	83.8
Company-operated margins	18.2	16.2

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 10% (5% in constant currencies) for the quarter. In 2010, expenses included costs related to the Vancouver Winter Olympics. For the first quarter, selling, general & administrative expenses as a percent of revenues decreased to 9.7% for 2010 compared with 9.8% for 2009 and as a percent of Systemwide sales decreased to 3.0% for 2010 compared with 3.1% for 2009.

Impairment and Other Charges (Credits), Net

McDonald’s Japan (a 50%-owned affiliate) plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the customer experience, overall profitability and returns of the market. For the first quarter 2010, the Company recorded after tax impairment charges of $30.0 million related to its share of restaurant closing costs in Japan, which represents the majority of the impairment charges that the Company expects to record related to these restaurant closings.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2010	2009
Gains on sales of restaurant businesses	$(27.6)	$(23.8)
Equity in earnings of unconsolidated affiliates	(46.1)	(29.4)
Asset dispositions and other (income) expense	(17.6)	14.5
Total	$(91.3)	$(38.7)

Equity in earnings of unconsolidated affiliates for the quarter reflected improved operating performance in Japan (impairment charges relating to Japan are recorded separately in Impairment and Other Charges (Credits), Net).

Asset dispositions and other income increased for the quarter due to gains on partnership dissolutions in the U.S. as the Company continues to optimize its restaurant ownership mix.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended March 31,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$809.4	$725.5	12	12
Europe	601.0	489.9	23	14
APMEA	272.1	213.6	27	9
Other Countries & Corporate	(8.4)	(28.6)	71	44
Total	$1,674.1	$1,400.4	20	13

In the U.S., operating results increased primarily due to higher margin dollars and gains on partnership dissolutions.

In Europe, constant currency operating results reflected strong operating performance in France, Russia and the U.K.

In APMEA, constant currency operating results were driven primarily by stronger results in Australia, China and most other markets. Equity in earnings from improved operating performance in Japan was offset by the Company’s share of impairment charges related to restaurant closings in the market.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the first quarter 2010 and 2009 was 29.8% and 27.6%, respectively.

Interest Expense

Interest expense for the quarter decreased primarily due to lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended March 31,
	2010	2009
Interest income	$(4.6)	$(5.7)
Translation and hedging activity	3.5	(12.1)
Other expense	7.3	1.4
Total	$6.2	$(16.4)

Translation and hedging activity for first quarter 2009 included higher gains on the hedging of certain foreign denominated cash flows.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $76.5 million for first quarter 2009.

Income Taxes

The effective income tax rate was 30.0% for first quarter 2010 compared with 28.6% for first quarter 2009.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1.4 billion and exceeded capital expenditures by $1.0 billion for the first quarter 2010. Cash provided by operations increased $292.0 million compared with first quarter 2009, primarily due to stronger operating results and changes in working capital, primarily related to income taxes.

Cash used for investing activities totaled $390.4 million in first quarter 2010, an increase of $21.8 million. Cash used for financing activities totaled $808.4 million for first quarter 2010, a decrease of $11.3 million, primarily due to lower treasury stock purchases and higher proceeds from stock option exercises, mostly offset by lower net debt issuances.

Debt obligations at March 31, 2010 totaled $10.5 billion compared with $10.6 billion at December 31, 2009. The decrease in 2010 was primarily due to the impact of changes in exchange rates on foreign currency denominated debt of $136.6 million, partly offset by net borrowings of $49.2 million.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out (IEO) segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The current economic environment has caused the IEO segment to contract in many markets, including some of our major markets, and this may continue. The current environment has also increased consumer focus on value, heightening pricing pressures across the industry, which could affect our ability to continue to grow sales despite the strength of our Brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. Regulatory and similar initiatives around the world have also become more wide-ranging and prescriptive and affect how we operate and our results. In particular, increasing focus on nutritional content and on the production, processing and preparation of food “from field to front counter” presents challenges for our Brand.

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

•

Whether our restaurant remodeling and rebuilding efforts, which remain a priority notwithstanding the current challenging economic and operating environment, are targeted at the elements of the restaurant experience that will best accomplish our goals to enhance the relevance of our Brand and achieve an efficient allocation of our capital resources;

•	Our ability to maintain alignment with franchisees on operating, promotional and capital-intensive initiatives, particularly in the current challenging economic and operating environment;

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

•

Our ability to achieve an overall product mix that differentiates the McDonald’s experience and balances consumer value with margin expansion, particularly in markets where pricing or cost pressures are significant or have been exacerbated by the current challenging economic and operating environment;

•	The impact of our and our franchisees’ pricing, marketing and promotional plans on sales and margins and our ability to adjust our plans to respond quickly to changing economic conditions;

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

Our refranchising strategy involves a shift to a greater percentage of franchised restaurants. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. When we refranchise a restaurant, it reduces consolidated revenues as Company-operated sales shift to franchised sales, where we receive rent and/or royalties. It also reduces Company-operated margin dollars while increasing franchised margin dollars, with the impact on margin percentages varying based on sales and operating costs of the refranchised restaurants. Our refranchising strategy can also expose us to risks, including the following:

•	Whether the franchisees we select will have the experience and financial resources in the relevant markets to be effective operators of McDonald’s restaurants;

•	Potential ongoing payment obligations as a result of our retention of any contingent liabilities in connection with refranchising transactions; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2010	2,356,617	$62.71	2,356,617	$9,387,114,000
February 1-28, 2010	2,503,153	$63.72	2,503,153	$9,227,614,000
March 1-31, 2010	1,855,610	$64.59	1,855,610	$9,107,760,000
Total	6,715,380	$63.60	6,715,380	$9,107,760,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, filed herewith.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

(p)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(q)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(r)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(s)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(t)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

(u)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

(v)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

May 6, 2010	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer