Form 10-Q
period 2010-06-30
MCDONALDS CORP
filed 2010-08-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

1,064,338,416

(Number of shares of common stock

outstanding as of June 30, 2010)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2010	December 31, 2009
Assets
Current assets
Cash and equivalents	$ 1,665.5	$ 1,796.0
Accounts and notes receivable	964.1	1,060.4
Inventories, at cost, not in excess of market	94.4	106.2
Prepaid expenses and other current assets	442.5	453.7
Total current assets	3,166.5	3,416.3
Other assets
Investments in and advances to affiliates	1,212.5	1,212.7
Goodwill	2,413.9	2,425.2
Miscellaneous	1,589.5	1,639.2
Total other assets	5,215.9	5,277.1
Property and equipment
Property and equipment, at cost	31,897.2	33,440.5
Accumulated depreciation and amortization	(11,604.2)	(11,909.0)
Net property and equipment	20,293.0	21,531.5
Total assets	$ 28,675.4	$ 30,224.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 578.0	$ 636.0
Income taxes	27.0	202.4
Other taxes	246.2	277.4
Accrued interest	150.5	195.8
Accrued payroll and other liabilities	1,246.2	1,659.0
Current maturities of long-term debt	334.9	18.1
Total current liabilities	2,582.8	2,988.7
Long-term debt	10,291.3	10,560.3
Other long-term liabilities	1,424.8	1,363.1
Deferred income taxes	1,244.7	1,278.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,028.7	4,853.9
Retained earnings	32,406.7	31,270.8
Accumulated other comprehensive income (loss)	(278.9)	747.4
Common stock in treasury, at cost; 596.3 and 583.9 million shares	(24,041.3)	(22,854.8)
Total shareholders’ equity	13,131.8	14,033.9
Total liabilities and shareholders’ equity	$ 28,675.4	$ 30,224.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2010	2009	2010	2009
Revenues
Sales by Company-operated restaurants	$4,013.4	$3,850.2	$7,816.5	$7,334.9
Revenues from franchised restaurants	1,932.1	1,797.0	3,739.1	3,389.7
Total revenues	5,945.5	5,647.2	11,555.6	10,724.6
Operating costs and expenses
Company-operated restaurant expenses	3,214.8	3,159.3	6,325.7	6,079.8
Franchised restaurants – occupancy expenses	334.3	318.0	673.6	614.7
Selling, general & administrative expenses	564.9	531.5	1,111.2	1,028.8
Impairment and other charges (credits), net	6.8	1.2	37.6	2.4
Other operating (income) expense, net	(20.6)	(44.3)	(111.9)	(83.0)
Total operating costs and expenses	4,100.2	3,965.7	8,036.2	7,642.7
Operating income	1,845.3	1,681.5	3,519.4	3,081.9
Interest expense	108.1	119.3	219.1	240.2
Nonoperating (income) expense, net	1.9	(12.0)	8.1	(28.4)
Gain on sale of investment		(17.8)		(94.3)
Income before provision for income taxes	1,735.3	1,592.0	3,292.2	2,964.4
Provision for income taxes	509.5	498.3	976.6	891.2
Net income	$1,225.8	$1,093.7	$2,315.6	$2,073.2
Earnings per common share–basic:	$1.14	$1.00	$2.16	$1.88
Earnings per common share–diluted:	$1.13	$0.98	$2.13	$1.85
Dividends declared per common share	$0.55	$0.50	$1.10	$1.00
Weighted-average shares outstanding–basic	1,072.1	1,097.3	1,074.1	1,103.4
Weighted-average shares outstanding–diluted	1,085.9	1,111.4	1,088.1	1,118.2

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Operating activities
Net income	$1,225.8	$1,093.7	$2,315.6	$2,073.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	311.5	304.4	629.4	586.6
Deferred income taxes	(0.3)	38.8	(6.6)	89.1
Gain on sale of investment		(17.8)		(94.3)
Share-based compensation	18.8	29.6	44.7	60.0
Impairment and other charges (credits), net	6.8	1.2	37.6	2.4
Other	56.2	(9.2)	92.4	70.6
Changes in working capital items	(370.1)	(20.6)	(441.7)	(236.8)
Cash provided by operations	1,248.7	1,420.1	2,671.4	2,550.8
Investing activities
Property and equipment expenditures	(394.5)	(434.4)	(796.3)	(848.1)
Purchases and sales of restaurant businesses and property sales	35.9	24.2	70.7	78.3
Proceeds on sale of investment, net		125.3		135.1
Other	(32.1)	(18.0)	(55.5)	(36.8)
Cash used for investing activities	(390.7)	(302.9)	(781.1)	(671.5)
Financing activities
Notes payable and long-term financing issuances and repayments, net	224.0	276.9	273.2	744.0
Treasury stock purchases	(881.2)	(792.5)	(1,358.4)	(1,605.0)
Common stock dividends	(589.1)	(547.8)	(1,181.1)	(1,101.2)
Proceeds from stock option exercises	95.2	79.6	255.9	117.1
Excess tax benefit on share-based compensation	22.8	12.4	63.7	27.9
Other	6.0	(34.5)	16.0	(8.4)
Cash used for financing activities	(1,122.3)	(1,005.9)	(1,930.7)	(1,825.6)
Effect of exchange rates on cash and cash equivalents	(77.5)	70.6	(90.1)	43.5
Cash and equivalents increase (decrease)	(341.8)	181.9	(130.5)	97.2
Cash and equivalents at beginning of period	2,007.3	1,978.7	1,796.0	2,063.4
Cash and equivalents at end of period	$1,665.5	$2,160.6	$1,665.5	$2,160.6

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2010 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2010	2009
Conventional franchised	19,059	18,645
Developmental licensed	3,327	3,084
Affiliated	3,823	4,072
Total Franchised	26,209	25,801
Company-operated	6,257	6,357
Systemwide restaurants	32,466	32,158

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2010 and 2009:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Net income	$1,225.8	$1,093.7	$2,315.6	$2,073.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(806.1)	715.6	(1,048.9)	317.2
Deferred hedging adjustments	14.3	(17.5)	21.8	(24.3)
Pension liability adjustment		0.7	0.8	1.0
Total other comprehensive income (loss)	(791.8)	698.8	(1,026.3)	293.9
Total comprehensive income	$434.0	$1,792.5	$1,289.3	$2,367.1

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 13.8 million shares and 14.1 million shares for the second quarter 2010 and 2009, respectively, and 14.0 million shares and 14.8 million shares for the six months ended June 30, 2010 and 2009, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.2 million shares and 10.3 million shares for the second quarter and six months ended June 30, 2009, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$278.3				$278.3
Investments	114.5	*			114.5
Derivative receivables	84.0	*	$147.4		231.4
Total assets at fair value	$476.8		$147.4		$624.2

Derivative payables			$(8.1)		$(8.1)
Total liabilities at fair value			$(8.1)		$(8.1)

*	Includes long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2010, the fair value of the Company’s debt obligations was estimated at $11.9 billion, compared to a carrying amount of $10.6 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The Company has no current plans to retire a significant amount of its debt prior to maturity. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2010, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

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

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses forward foreign currency exchange agreements and foreign currency exchange agreements to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the translation gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

In millions	Asset Derivatives			Liability Derivatives

	Balance Sheet Classification	June 30, 2010	December 31, 2009	Balance Sheet Classification	June 30, 2010	December 31, 2009

Derivatives designated as hedging instruments

Foreign currency options	Prepaid expenses and other current assets	$33.7	$13.2	Accrued payroll and other liabilities	$(1.1)
Interest rate exchange agreements	Prepaid expenses and other current assets	0.5	1.4	Accrued payroll and other liabilities	(0.8)
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	3.7	0.3	Accrued payroll and other liabilities	(1.9)	(0.1)
Foreign currency options	Miscellaneous other assets	4.1	5.4	Other long-term liabilities
Interest rate exchange agreements	Miscellaneous other assets	80.6	67.3	Other long-term liabilities		(3.4)

Total derivatives designated as hedging instruments		$122.6	$87.6		$(3.8)	$(3.5)

Derivatives not designated as hedging instruments

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$25.2	$9.3	Accrued payroll and other liabilities	$(4.7)	$(5.4)
Derivatives hedging supplemental benefit plan liabilities	Miscellaneous other assets	84.0	79.6	Other long-term liabilities
Foreign currency exchange agreements	Miscellaneous other assets			Other long-term liabilities		(0.5)

Total derivatives not designated as hedging instruments		$109.2	$88.9		$(4.7)	$(5.9)

Total derivatives(1)		$231.8	$176.5		$(8.5)	$(9.4)

(1)

The fair value of derivatives is presented on a gross basis. Accordingly, the total asset and liability fair values at June 30, 2010 do not agree with the values provided in the Fair Value Measurements note, because that disclosure reflects netting adjustments of $0.4 million.

The following table presents the pretax amounts affecting income and OCI for the six months ended June 30, 2010 and 2009, respectively:

In millions

Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		(Gain) Loss Recognized in Income on Related Hedged Items
	2010	2009			2010	2009

Interest rate exchange agreements	$(15.1)	$9.5	Fixed-rate debt		$15.1	$(9.5)

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2010	2009	2010	2009	2010	2009

Foreign currency options	$(30.7)	$1.0	$(6.5)	$(32.0)	$15.0	$16.4
Interest rate exchange agreements(1)		(1.4)	(0.3)	(1.1)	0.4
Forward foreign currency exchange agreements	(10.0)	0.9	0.1	(4.3)	0.4

Total	$(40.7)	$0.5	$(6.7)	$(37.4)	$15.8	$16.4

Derivatives in Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)

	2010	2009

Foreign currency denominated debt	$(225.7)	$(46.2)
Forward foreign currency exchange agreements	4.3

Total	$(221.4)	$(46.2)

Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative

	2010	2009

Forward foreign currency exchange agreements	$(13.0)	$26.5
Derivatives hedging supplemental benefit plan liabilities(2)	(5.5)	5.3
Foreign currency options	(0.8)	(0.1)
Foreign currency exchange agreements	(0.5)

Total	$(19.8)	$31.7

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.
(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the six month period ended June 30, 2010. A total of $2.0 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of June 30, 2010, the Company had derivatives outstanding with an equivalent notional amount of $527.7 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $21.8 million for the six months ended June 30, 2010 and a net decrease of $24.3 million for the six months ended June 30, 2009. Based on interest rates and foreign currency exchange rates at June 30, 2010, the majority of the $38.3 million in cumulative deferred hedging gains, after tax, at June 30, 2010, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2010, a total of $3.2 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at June 30, 2010 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2010, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability positions.

Impairment and Other Charges (Credits), Net

In the first quarter, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the six months 2010, the Company recorded after tax impairment charges of $35.3 million related to its share of restaurant closing costs in Japan. These charges primarily consist of asset writeoffs and lease termination costs.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc. (Coinstar), the majority owner, for total consideration of $139.8 million. In connection with the sale, in first quarter 2009, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In second quarter 2009, the Company sold all of its holdings in the Coinstar common stock for $46.8 million and received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter 2009, the Company received $9.8 million in cash from Coinstar as final consideration. As a result of the transaction, the Company recognized a nonoperating pretax gain of $17.8 million (after tax–$11.1 million or $0.01 per share) for the second quarter 2009 and $94.3 million (after tax–$58.5 million or $0.05 per share) for the six months. For the full year 2009, the Company recognized a cumulative gain of $94.9 million (after tax–$58.8 million or $0.05 per share).

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Revenues
U.S.	$2,076.9	$2,044.2	$3,953.6	$3,920.6
Europe	2,326.1	2,264.0	4,571.5	4,212.2
APMEA	1,211.2	1,047.9	2,402.5	2,057.0
Other Countries & Corporate	331.3	291.1	628.0	534.8
Total	$5,945.5	$5,647.2	$11,555.6	$10,724.6
Operating income
U.S.	$895.1	$834.9	$1,704.5	$1,560.4
Europe	673.6	618.9	1,274.6	1,108.8
APMEA	273.5	230.6	545.6	444.2
Other Countries & Corporate	3.1	(2.9)	(5.3)	(31.5)
Total	$1,845.3	$1,681.5	$3,519.4	$3,081.9

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In August 2010, the Company issued $450 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 3.5% and $300 million of 30-year U.S. Dollar-denominated bonds at a coupon rate of 4.875%. There were no other subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,466 restaurants in 117 countries at June 30, 2010, 26,209 were operated by franchisees (including 19,059 operated by conventional franchisees, 3,327 operated by developmental licensees and 3,823 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,257 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 34%, 40% and 21% of total revenues, respectively.

In 2010, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the six months 2010, the Company recorded after tax impairment charges of $35.3 million related to its share of restaurant closing costs in Japan. The Company does not expect to record significant charges related to these restaurant closings in the second half of 2010.

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $17.8 million for second quarter 2009 and $94.3 million for the six months. The Company disposed of all non-McDonald’s restaurant businesses as of December 31, 2009.

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

The Company is pursuing initiatives in three key areas: service enhancement, restaurant reimaging and menu innovation. These initiatives include leveraging technology to make it easier for restaurant staff to quickly and accurately serve customers, accelerating our interior and exterior reimaging efforts and innovating at every tier of our menu to deliver great taste and value to customers. These efforts successfully resonated with consumers driving increases in sales and customer visits in many countries despite challenging global economies and a flat informal eating-out market. As a result, every area of the world contributed to global comparable sales, which increased 4.8% for the second quarter and 4.5% for the six months.

The U.S. business continued to deliver results by maintaining its commitment to high-quality food at a great value. U.S. operating income increased 7% for the second quarter and 9% for the six months as sales were driven by the beverage line-up, featuring the popular new Frappés and value-based beverages, as well as classic core menu favorites and the everyday affordability of the Dollar Menu. Ongoing U.S. strategies include strengthening the core menu and value offerings; aggressively pursuing new growth opportunities in beverages, breakfast, chicken and snacking options; elevating the brand experience by updating technology with a new point of sale system; enhancing restaurant employee retention and productivity; and initiating a multi-year program to contemporize the interiors and exteriors of our restaurants through reimaging.

For both the quarter and six months, Europe delivered strong comparable sales of 5.2% and a constant currency operating income increase of 14%. Europe’s focus on contemporary and inviting décors, signature menu options and unique marketing promotions contributed to these results. Europe’s strategic priorities include upgrading the customer and employee experience, enhancing local relevance and building brand transparency.

APMEA’s emphasis on everyday affordability, daypart expansion and core menu extensions contributed to a constant currency operating income increase of 9% for the second quarter and six months. APMEA will continue to execute initiatives that best support the goal to be customers’ first choice for eating out: convenience, core menu, branded affordability, improved operations and reimaging.

Operating Highlights Included:

•	Global comparable sales increased 4.8% for the quarter and 4.5% for the six months

•	Consolidated operating income increased 10% (10% in constant currencies) for the quarter and 14% (11% in constant currencies) for the six months

•

Diluted earnings per share were $1.13 for the quarter and $2.13 for the six months, up 15% (15% in constant currencies) and 15% (12% in constant currencies), respectively. Foreign currency translation had no impact on diluted earnings per share for the quarter and a positive impact of $0.05 per share for the six months

•	For the six months ended June 30, 2010, the Company repurchased 20.8 million shares for $1.4 billion and paid total dividends of $1.10 per share or nearly $1.2 billion

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add 1.5 to 2 percentage points to 2010 Systemwide sales growth (in constant currencies), most of which will be due to the 609 net traditional restaurants added in 2009.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2010, the total basket of goods cost is expected to decrease 3-4% in the U.S. and to decrease 1-2% in Europe. Some volatility may be experienced between quarters in the normal course of business, with more favorable comparisons in the first half of this year.

•

The Company expects full year 2010 selling, general & administrative expenses to increase slightly, in constant currencies, although fluctuations will be experienced between quarters due to certain items in 2010 such as the Vancouver Winter Olympics in February and the biennial Worldwide Owner/Operator Convention in April.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for full year 2010 to decrease 3-5% compared with 2009.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2009, the Company’s annual diluted earnings per share would change by about 17 to 19 cents. At current foreign currency rates, the Company expects foreign currency translation to negatively impact full year diluted earnings per share.

•

The Company expects the effective income tax rate for the full year 2010 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for the full year 2010 to be approximately $2.4 billion. About half of this amount will be reinvested in existing restaurants, including the reimaging of over 2,000 locations worldwide. The rest will primarily be used to open new restaurants. The Company expects to open 1,000 restaurants including about 350 restaurants in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 325 restaurants, which reflects the strategic closing of restaurants by McDonald’s Japan.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,013.4	4	$7,816.5	7
Revenues from franchised restaurants	1,932.1	8	3,739.1	10
Total revenues	5,945.5	5	11,555.6	8
Operating costs and expenses
Company-operated restaurant expenses	3,214.8	2	6,325.7	4
Franchised restaurants – occupancy expenses	334.3	5	673.6	10
Selling, general & administrative expenses	564.9	6	1,111.2	8
Impairment and other charges (credits), net	6.8	n/m	37.6	n/m
Other operating (income) expense, net	(20.6)	53	(111.9)	(35)
Total operating costs and expenses	4,100.2	3	8,036.2	5
Operating income	1,845.3	10	3,519.4	14
Interest expense	108.1	(9)	219.1	(9)
Nonoperating (income) expense, net	1.9	n/m	8.1	n/m
Gain on sale of investment		n/m		n/m
Income before provision for income taxes	1,735.3	9	3,292.2	11
Provision for income taxes	509.5	2	976.6	10
Net income	$1,225.8	12	$2,315.6	12
Earnings per common share–basic:	$1.14	14	$2.16	15
Earnings per common share–diluted:	$1.13	15	$2.13	15

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

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
	2010	2009	Currency Translation Benefit / (Cost) 2010
Quarters Ended June 30,
Revenues	$5,945.5	$5,647.2	$20.8
Company-operated margins	798.6	690.9	6.5
Franchised margins	1,597.8	1,479.0	(8.9)
Selling, general & administrative expenses	564.9	531.5	(0.2)
Operating income	1,845.3	1,681.5	(1.6)
Net income	1,225.8	1,093.7	(0.6)
Earnings per common share – diluted	1.13	0.98	—

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
	2010	2009	Currency Translation Benefit / (Cost) 2010
Six Months Ended June 30,
Revenues	$11,555.6	$10,724.6	$355.7
Company-operated margins	1,490.8	1,255.1	52.2
Franchised margins	3,065.5	2,755.0	55.4
Selling, general & administrative expenses	1,111.2	1,028.8	(24.9)
Operating income	3,519.4	3,081.9	86.0
Net income	2,315.6	2,073.2	57.1
Earnings per common share – diluted	2.13	1.85	0.05

Foreign currency translation had a minimal impact on consolidated operating results for the quarter due to the weaker Euro offset primarily by the stronger Australian Dollar and Canadian Dollar. Foreign currency translation had a positive impact on consolidated operating results for the six months, primarily driven by the stronger Australian Dollar and Canadian Dollar.

Net Income and Diluted Earnings per Common Share

For the second quarter and six months ended June 30, 2010, net income was $1,225.8 million and $2,315.6 million, respectively, and diluted earnings per share were $1.13 and $2.13, respectively. Results for the six months included after tax impairment charges of $35.3 million or $0.03 per share related to restaurant closings in Japan in conjunction with the previously announced strategic review of the market’s restaurant portfolio. Foreign currency translation had no impact on diluted earnings per share for the quarter and a positive impact of $0.05 per share for the six months.

For the second quarter and six months ended June 30, 2009, net income was $1,093.7 million and $2,073.2 million, respectively, and diluted earnings per share were $0.98 and $1.85, respectively. Results benefited by an after tax gain of $58.5 million, or $0.05 per share, for the six months due to the sale of the Company’s minority interest in Redbox Automated Retail, LLC (Redbox).

During the second quarter 2010, the Company repurchased 14.1 million shares of its stock for nearly $1.0 billion, bringing the total repurchases for 2010 to 20.8 million shares or $1.4 billion. During the second quarter 2010, the Company paid a quarterly dividend of $0.55 per share or $589.1 million, bringing the total dividends paid for 2010 to nearly $1.2 billion.

Revenues

Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments and initial fees. Revenues from franchised restaurants that are licensed to affiliates and developmental licensees include a royalty based on a percent of sales and generally include initial fees.

REVENUES Dollars in millions
Quarters Ended June 30,	2010	2009	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,085.0	$1,115.5	(3)	(3)
Europe	1,697.7	1,651.6	3	6
APMEA	1,033.8	901.2	15	9
Other Countries & Corporate	196.9	181.9	8	(4)
Total	$4,013.4	$3,850.2	4	3
Franchised revenues
U.S.	$991.9	$928.7	7	7
Europe	628.4	612.4	3	9
APMEA	177.4	146.7	21	9
Other Countries & Corporate	134.4	109.2	23	16
Total	$1,932.1	$1,797.0	8	8
Total revenues
U.S.	$2,076.9	$2,044.2	2	2
Europe	2,326.1	2,264.0	3	6
APMEA	1,211.2	1,047.9	16	9
Other Countries & Corporate	331.3	291.1	14	3
Total	$5,945.5	$5,647.2	5	5

REVENUES Dollars in millions
Six Months Ended June 30,	2010	2009	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,072.3	$2,159.0	(4)	(4)
Europe	3,320.3	3,065.3	8	6
APMEA	2,051.7	1,776.9	15	7
Other Countries & Corporate	372.2	333.7	12	(4)
Total	$7,816.5	$7,334.9	7	3
Franchised revenues
U.S.	$1,881.3	$1,761.6	7	7
Europe	1,251.2	1,146.9	9	9
APMEA	350.8	280.1	25	8
Other Countries & Corporate	255.8	201.1	27	18
Total	$3,739.1	$3,389.7	10	8
Total revenues
U.S.	$3,953.6	$3,920.6	1	1
Europe	4,571.5	4,212.2	9	6
APMEA	2,402.5	2,057.0	17	7
Other Countries & Corporate	628.0	534.8	17	4
Total	$11,555.6	$10,724.6	8	4

Consolidated revenues increased 5% (5% in constant currencies) for the quarter and 8% (4% in constant currencies) for the six months. The constant currency growth was driven by positive comparable sales and expansion, partly offset by the impact of the refranchising strategy in certain of the Company’s major markets. The Company continues to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where the Company receives rent and/or royalties based primarily on a percent of sales. Franchised restaurants represent 81% of Systemwide restaurants at June 30, 2010.

In the U.S., revenues increased for the quarter and six months primarily due to positive comparable sales, partly offset by the impact of the refranchising strategy. Comparable sales were driven by the beverage line-up, featuring the popular new Frappés and value-based beverages, as well as classic core menu favorites and the everyday affordability of the Dollar Menu.

In Europe, the constant currency increase in revenues for the quarter and six months was primarily driven by strong comparable sales in the U.K., France and Russia (which is entirely Company-operated) as well as expansion in Russia. These increases were partly offset by the impact of the refranchising strategy, primarily in the U.K.

In APMEA, the constant currency increase in revenues for the quarter and six months was primarily driven by comparable sales increases in Australia, China and most other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2010 and 2009:

COMPARABLE SALES	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,*
	2010	2009	2010	2009
U.S.	3.7	3.5	2.6	4.1
Europe	5.2	6.9	5.2	5.1
APMEA	4.6	4.4	5.1	4.9
Other Countries & Corporate	9.9	4.7	11.0	4.5
Total	4.8	4.8	4.5	4.6

*	On a consolidated basis, comparable guest counts increased 3.9% and 1.3% for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2010:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2010		Six Months Ended June 30, 2010
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	4	4	3	3
Europe	2	7	8	7
APMEA	14	7	16	8
Other Countries & Corporate	14	12	18	13
Total	6	6	8	6

The following table presents franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters and six months ended June 30, 2010 and 2009:

FRANCHISED SALES Dollars in millions
Quarters Ended June 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$7,178.6	$6,808.6	5	5
Europe	3,594.6	3,513.4	2	8
APMEA	2,617.6	2,300.6	14	6
Other Countries & Corporate	1,557.0	1,352.1	15	14
Total*	$14,947.8	$13,974.7	7	7

FRANCHISED SALES Dollars in millions
Six Months Ended June 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$13,642.1	$13,062.5	4	4
Europe	7,145.4	6,580.9	9	8
APMEA	5,354.8	4,581.0	17	8
Other Countries & Corporate	3,009.4	2,530.0	19	15
Total*	$29,151.7	$26,754.4	9	7

*	For the quarters, included $2,945.3 million and $2,751.7 million of sales in 2010 and 2009, respectively, and for the six months, included $6,011.7 million and $5,480.7 million of sales in 2010 and 2009, respectively, derived from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on sales. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2010	2009	2010	2009
Franchised
U.S.	84.0	83.5	$832.6	$775.0	7	7
Europe	78.3	78.2	491.8	478.8	3	9
APMEA	88.9	89.5	157.8	131.4	20	9
Other Countries & Corporate	86.0	85.9	115.6	93.8	23	17
Total	82.7	82.3	$1,597.8	$1,479.0	8	9
Company-operated
U.S.	22.2	19.6	$241.3	$218.8	10	10
Europe	20.3	18.1	344.0	298.6	15	18
APMEA	17.1	16.2	177.3	145.7	22	14
Other Countries & Corporate	18.3	15.3	36.0	27.8	29	15
Total	19.9	17.9	$798.6	$690.9	16	15

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Six Months Ended June 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2010	2009	2010	2009
Franchised
U.S.	83.2	83.0	$1,564.7	$1,461.9	7	7
Europe	77.5	77.5	969.8	889.1	9	9
APMEA	88.9	89.8	311.8	251.7	24	8
Other Countries & Corporate	85.7	85.7	219.2	172.3	27	19
Total	82.0	81.9	$3,065.5	$2,775.0	10	8
Company-operated
U.S.	21.4	19.0	$442.6	$409.6	8	8
Europe	18.8	16.8	624.0	515.0	21	19
APMEA	17.6	16.0	360.3	284.1	27	16
Other Countries & Corporate	17.2	13.9	63.9	46.4	38	19
Total	19.1	17.1	$1,490.8	$1,255.1	19	15

Franchised margin dollars increased $118.8 million or 8% (9% in constant currencies) for the quarter and $290.5 million or 10% (8% in constant currencies) for the six months. Positive comparable sales and the refranchising strategy were the primary drivers of the constant currency growth in franchised margin dollars.

•

In the U.S., the franchised margin percent increased for the quarter and six months primarily due to positive comparable sales. For the six months, this increase was partly offset by additional depreciation related to the Company’s investment in the beverage initiative.

•

In Europe, the franchised margin percent remained relatively flat for the quarter and six months as positive comparable sales were offset by higher occupancy expenses, the cost of strategic brand and sales building initiatives, and the refranchising strategy.

•	In APMEA, the franchised margin percent declined for the quarter and six months primarily driven by foreign currency translation, mostly due to the stronger Australian dollar.

Company-operated margin dollars increased $107.7 million or 16% (15% in constant currencies) for the quarter and $235.7 million or 19% (15% in constant currencies) for the six months. Positive comparable sales and lower commodity costs were the primary drivers of the constant currency growth in Company-operated margin dollars. The refranchising strategy negatively impacted Company-operated margin dollars and had a slightly positive impact on the Company-operated margin percent.

•	In the U.S., the Company-operated margin percent increased for the quarter and six months primarily due to lower commodity costs.

•	Europe’s Company-operated margin percent increased for the quarter and six months due to positive comparable sales and lower commodity costs, partly offset by higher labor costs.

•

In APMEA, the Company-operated margin percent increased for the quarter and six months primarily due to positive comparable sales and lower commodity costs, partly offset by higher labor and other costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Food & paper	32.6	33.8	32.8	34.2
Payroll & employee benefits	25.4	25.8	25.6	25.9
Occupancy & other operating expenses	22.1	22.5	22.5	22.8
Total expenses	80.1	82.1	80.9	82.9
Company-operated margins	19.9	17.9	19.1	17.1

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 6% (6% in constant currencies) for the quarter and increased 8% (6% in constant currencies) for the six months. Expenses in 2010 included costs related to the Vancouver Winter Olympics in February and the Company’s biennial Worldwide Owner/Operator Convention in April. For the six months 2010 compared with 2009, selling, general & administrative expenses as a percent of revenues and Systemwide sales remained flat at 9.6% and 3.0%, respectively.

Impairment and Other Charges (Credits), Net

In the first quarter, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the six months 2010, the Company recorded after tax impairment charges of $35.3 million related to its share of restaurant closing costs in Japan. The Company does not expect to record significant charges related to these restaurant closings in the second half of 2010.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains on sales of restaurant businesses	$(11.0)	$(22.3)	$(38.6)	$(46.1)
Equity in earnings of unconsolidated affiliates	(35.6)	(33.9)	(81.7)	(63.3)
Asset dispositions and other (income) expense	26.0	11.9	8.4	26.4
Total	$(20.6)	$(44.3)	$(111.9)	$(83.0)

Gains on sales of restaurant businesses for the quarter and six months reflected less than half the number of refranchised sites in 2010 compared with 2009.

Equity in earnings of unconsolidated affiliates for the six months reflected improved operating performance in Japan (impairment charges relating to Japan are recorded separately in Impairment and Other Charges (Credits), Net).

Asset dispositions and other expense for the quarter and six months reflected charges related to the Shrek glassware voluntary recall. The six months 2010 included gains on partnership dissolutions in the U.S. as the Company continues to optimize its restaurant ownership mix.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended June 30,	2010	2009	% Inc	% Inc/(Dec) Excluding Currency Translation
U.S.	$895.1	$834.9	7	7
Europe	673.6	618.9	9	14
APMEA	273.5	230.6	19	9
Other Countries & Corporate	3.1	(2.9)	n/m	(28)
Total	$1,845.3	$1,681.5	10	10

OPERATING INCOME Dollars in millions
Six Months ended June 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$1,704.5	$1,560.4	9	9
Europe	1,274.6	1,108.8	15	14
APMEA	545.6	444.2	23	9
Other Countries & Corporate	(5.3)	(31.5)	83	37
Total	$3,519.4	$3,081.9	14	11

n/m Not meaningful

In the U.S., operating results increased for the quarter and six months primarily due to higher margin dollars.

In Europe, constant currency operating results for the quarter and six months reflected stronger operating performance in France, Russia, the U.K. and Germany.

In APMEA, constant currency operating results for the quarter and six months were driven primarily by stronger results in Australia, China and most other markets. For the six months, equity in earnings from improved operating performance in Japan was mostly offset by the Company’s share of impairment charges related to restaurant closings in the market.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the six months 2010 and 2009 was 30.5% and 28.7%, respectively.

Interest Expense

Interest expense for the quarter and six months decreased primarily due to lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$(3.6)	$(4.6)	$(8.2)	$(10.3)
Translation and hedging activity	1.1	(13.0)	4.6	(25.1)
Other expense	4.4	5.6	11.7	7.0
Total	$1.9	$(12.0)	$8.1	$(28.4)

Translation and hedging activity for 2009 included higher gains on the hedging of certain foreign-denominated cash flows.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $17.8 million in the second quarter 2009 and $94.3 million for the six months.

Income Taxes

The effective income tax rate was 29.7% for the six months 2010 compared with 30.1% for the six months 2009 and 29.4% for second quarter 2010 compared with 31.3% for second quarter 2009.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2.7 billion and exceeded capital expenditures by $1.9 billion for the six months 2010. Cash provided by operations increased $120.6 million compared with the six months 2009 primarily due to stronger operating results, partly offset by changes in working capital, primarily related to higher income tax payments.

Cash used for investing activities totaled $781.1 million for the six months 2010, an increase of $109.6 million over the six months 2009, primarily as a result of receiving proceeds from sale of Redbox in 2009.

Cash used for financing activities totaled $1,930.7 million for the six months 2010, an increase of $105.1 million. Financing activities in 2010 reflected lower net debt issuances and higher dividends, partly offset by lower treasury stock purchases and higher proceeds from stock option exercises.

Debt obligations at June 30, 2010 totaled $10.6 billion, an increase of $47.8 million from December 31, 2009, as net borrowings were partly offset by the impact of changes in exchange rates on foreign currency denominated debt. In August 2010, the Company issued $450 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 3.5% and $300 million of 30-year U.S. Dollar-denominated bonds at a coupon rate of 4.875%.

Return on Average Assets

Return on average assets for the trailing 12 month period ended June 30, 2010 was 24.4% compared with 23.4% for the full year 2009. Return on average assets is computed as operating income for the most recent four quarters divided by average assets based on month-end balances. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 1.9 percentage points and 2.0 percentage points in 2010 and 2009, respectively.

In 2010, return on average assets benefited from improved operating results across all geographic segments. The Company will continue to concentrate restaurant openings and invest new capital in markets with acceptable returns or opportunities for long-term growth.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes forward-looking statements about our plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

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

The Plan to Win addresses the key drivers of our business and results—people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•

Our ability to anticipate and respond effectively to trends or other factors that affect the IEO segment and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about us, all of which can drive popular perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements or alliances with us;

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

•

Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our products, promotions and premiums, such as Happy Meal toys (collectively, our products), or the reliability of our supply chain and the safety of our products, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

•

The success of our plans to improve existing menu items and to roll out new menu items, as well as the impact of our competitors’ actions, including in response to our menu changes and product introductions, and our ability to continue robust menu development and manage the complexity of our restaurant operations;

•

Our ability to differentiate the McDonald’s experience in a way that balances consumer value with margin expansion, particularly in markets where pricing or cost pressures are significant or have been exacerbated by the current challenging economic and operating environment;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Some macroeconomic conditions could have an even more wide-ranging and prolonged impact. The current environment has been characterized by slowing economies, rising unemployment, declining wages, constrained credit and volatile financial markets. These conditions have significantly affected consumer spending and habits. Moreover, the strength of the current recovery is uncertain in many of our most important markets, and growth in consumer spending generally lags improvement in the broader economy. The key factors that affect our ability to manage the impact of these conditions are the following:

•

Whether our strategies will permit us to compete effectively and make continued market share gains, while at the same time achieving sales and operating income within our targeted long-term average annual range of growth;

•	The effectiveness of our supply chain management, including hedging strategies, to assure reliable and sufficient product supply on favorable terms;

•

Our ability to manage the impact of fluctuations in foreign exchange rates, changes in interest rates and governmental actions to manage national economic conditions such as credit availability, consumer spending, unemployment levels, foreign exchange and inflation rates;

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•

The cost, compliance and other risks associated with the often conflicting regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings, and the impact of new, potential or changing regulation that affects or restricts elements of our business, particularly those relating to marketing to children, nutritional content and product labeling and safety;

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

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products, or the appropriateness or accuracy of our marketing or other communication practices;

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

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

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

Severe weather conditions, natural disasters, terrorist activities, health epidemics or pandemics, or expectations about them, can have an adverse impact on consumer spending and confidence levels or on other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2010	1,533,062	$70.87	1,533,062	$8,999,119,000
May 1-31, 2010	6,825,108	$68.80	6,825,108	$8,529,526,000
June 1-30, 2010	5,763,838	$67.64	5,763,838	$8,139,665,000
Total	14,122,008	$68.55	14,122,008	$8,139,665,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

(p)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

(q)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(r)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(s)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(t)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

(u)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

(v)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

August 5, 2010	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer