Form 10-Q
period 2010-09-30
MCDONALDS CORP
filed 2010-11-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

1,056,506,714

(Number of shares of common stock

outstanding as of September 30, 2010)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2010	December 31, 2009
Assets
Current assets
Cash and equivalents	$ 2,495.0	$ 1,796.0
Accounts and notes receivable	1,013.6	1,060.4
Inventories, at cost, not in excess of market	103.6	106.2
Prepaid expenses and other current assets	564.3	453.7
Total current assets	4,176.5	3,416.3
Other assets
Investments in and advances to affiliates	1,295.9	1,212.7
Goodwill	2,521.5	2,425.2
Miscellaneous	1,697.1	1,639.2
Total other assets	5,514.5	5,277.1
Property and equipment
Property and equipment, at cost	33,760.8	33,440.5
Accumulated depreciation and amortization	(12,283.3)	(11,909.0)
Net property and equipment	21,477.5	21,531.5
Total assets	$ 31,168.5	$ 30,224.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$ 596.5	$ 636.0
Dividends payable	643.4
Income taxes	104.2	202.4
Other taxes	274.1	277.4
Accrued interest	149.6	195.8
Accrued payroll and other liabilities	1,419.6	1,659.0
Current maturities of long-term debt	78.9	18.1
Total current liabilities	3,266.3	2,988.7
Long-term debt	11,357.1	10,560.3
Other long-term liabilities	1,570.4	1,363.1
Deferred income taxes	1,336.9	1,278.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,108.3	4,853.9
Retained earnings	32,568.9	31,270.8
Accumulated other comprehensive income	703.8	747.4
Common stock in treasury, at cost; 604.1 and 583.9 million shares	(24,759.8)	(22,854.8)
Total shareholders’ equity	13,637.8	14,033.9
Total liabilities and shareholders’ equity	$ 31,168.5	$ 30,224.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2010	2009	2010	2009
Revenues
Sales by Company-operated restaurants	$4,246.6	$4,093.6	$12,063.1	$11,428.5
Revenues from franchised restaurants	2,058.3	1,953.1	5,797.4	5,342.8
Total revenues	6,304.9	6,046.7	17,860.5	16,771.3
Operating costs and expenses
Company-operated restaurant expenses	3,354.0	3,299.8	9,679.7	9,379.6
Franchised restaurants – occupancy expenses	344.4	338.6	1,018.0	953.3
Selling, general & administrative expenses	556.3	549.6	1,667.5	1,578.4
Impairment and other charges (credits), net	3.6	(1.5)	41.2	0.9
Other operating (income) expense, net	(49.9)	(72.6)	(161.8)	(155.6)
Total operating costs and expenses	4,208.4	4,113.9	12,244.6	11,756.6
Operating income	2,096.5	1,932.8	5,615.9	5,014.7
Interest expense	114.8	117.8	333.9	358.0
Nonoperating (income) expense, net	7.2	(6.0)	15.3	(34.4)
Gain on sale of investment		(0.6)		(94.9)
Income before provision for income taxes	1,974.5	1,821.6	5,266.7	4,786.0
Provision for income taxes	586.1	560.6	1,562.7	1,451.8
Net income	$1,388.4	$1,261.0	$3,704.0	$3,334.2
Earnings per common share–basic:	$1.31	$1.16	$3.46	$3.04
Earnings per common share–diluted:	$1.29	$1.15	$3.42	$3.00
Dividends declared per common share	$1.16	$1.05	$2.26	$2.05
Weighted-average shares outstanding–basic	1,061.0	1,084.5	1,069.7	1,097.1
Weighted-average shares outstanding–diluted	1,074.9	1,098.2	1,083.9	1,111.6

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Operating activities
Net income	$1,388.4	$1,261.0	$3,704.0	$3,334.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	312.7	311.9	942.1	898.5
Deferred income taxes	12.1	59.4	5.5	148.5
Gain on sale of investment		(0.6)		(94.9)
Share-based compensation	20.0	25.9	64.7	85.9
Impairment and other charges (credits), net	3.6	(1.5)	41.2	0.9
Other	83.3	(29.2)	175.7	41.4
Changes in working capital items	124.3	195.3	(317.4)	(41.5)
Cash provided by operations	1,944.4	1,822.2	4,615.8	4,373.0
Investing activities
Property and equipment expenditures	(523.1)	(470.8)	(1,319.4)	(1,318.9)
Purchases and sales of restaurant businesses and property sales	86.3	42.1	157.0	120.4
Proceeds on sale of investment, net		9.8		144.9
Other	(9.2)	(22.4)	(64.7)	(59.2)
Cash used for investing activities	(446.0)	(441.3)	(1,227.1)	(1,112.8)
Financing activities
Notes payable and long-term financing issuances and repayments, net	478.9	(99.0)	752.1	645.0
Treasury stock purchases	(798.1)	(768.7)	(2,156.5)	(2,373.7)
Common stock dividends	(583.5)	(541.2)	(1,764.6)	(1,642.4)
Proceeds from stock option exercises	107.1	40.5	363.0	157.6
Excess tax benefit on share-based compensation	28.9	7.9	92.6	35.8
Other	(21.2)	(27.6)	(5.2)	(36.0)
Cash used for financing activities	(787.9)	(1,388.1)	(2,718.6)	(3,213.7)
Effect of exchange rates on cash and cash equivalents	119.0	47.6	28.9	91.1
Cash and equivalents increase	829.5	40.4	699.0	137.6
Cash and equivalents at beginning of period	1,665.5	2,160.6	1,796.0	2,063.4
Cash and equivalents at end of period	$2,495.0	$2,201.0	$2,495.0	$2,201.0

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2009 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2010 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2010	2009
Conventional franchised	19,179	18,799
Developmental licensed	3,377	3,095
Affiliated	3,648	4,081
Total Franchised	26,204	25,975
Company-operated	6,257	6,303
Systemwide restaurants	32,461	32,278

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2010 and 2009:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Net income	$1,388.4	$1,261.0	$3,704.0	$3,334.2
Other comprehensive income (loss):
Foreign currency translation adjustments	1,000.9	507.5	(48.0)	824.7
Deferred hedging adjustments	(20.0)	(10.6)	1.8	(34.9)
Pension liability adjustment	1.8		2.6	1.0
Total other comprehensive income (loss)	982.7	496.9	(43.6)	790.8
Total comprehensive income	$2,371.1	$1,757.9	$3,660.4	$4,125.0

Income Tax Uncertainties

The Internal Revenue Service (the “IRS”) is in the final stages of its examination of the Company’s U.S. federal income tax returns for 2007 and 2008. In connection with this examination, the Company has received notices of proposed adjustment from the IRS primarily related to certain foreign tax credit and transfer pricing matters that could result in an additional tax liability of about $600 million, excluding interest and potential penalties. The IRS could raise similar issues for the 2009 and 2010 tax years.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the IRS proposed adjustments are inconsistent with applicable income tax laws, Treasury Regulations and relevant case law. We believe the adjustments are not justified and intend to pursue all available remedies. The Company cannot predict with certainty the timing of resolution; however, the Company does not believe the resolution will have a material impact on its results of operations or cash flows.

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 13.9 million shares and 13.7 million shares for the third quarter 2010 and 2009, respectively, and 14.2 million shares and 14.5 million shares for the nine months ended September 30, 2010 and 2009, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 10.0 million shares and 10.1 million shares for the third quarter and nine months ended September 30, 2009, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$619.9				$619.9
Investments	123.5	*			123.5
Derivative receivables	101.3	*	$112.8		214.1
Total assets at fair value	$844.7		$112.8		$957.5

Derivative payables			$(13.3)		$(13.3)
Total liabilities at fair value			$(13.3)		$(13.3)

*	Includes long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2010, the fair value of the Company’s debt obligations was estimated at $13.0 billion, compared to a carrying amount of $11.4 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2010, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

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

The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

In millions	Asset Derivatives			Liability Derivatives

	Balance Sheet Classification	September 30, 2010	December 31, 2009	Balance Sheet Classification	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments

Foreign currency options	Prepaid expenses and other current assets	$11.9	$13.2	Accrued payroll and other liabilities	$(1.8)
Interest rate exchange agreements	Prepaid expenses and other current assets	0.6	1.4	Accrued payroll and other liabilities
Forward foreign currency exchange agreements	Prepaid expenses and other current assets	4.3	0.3	Accrued payroll and other liabilities	(7.7)	(0.1)
Foreign currency options	Miscellaneous other assets		5.4	Other long-term liabilities
Interest rate exchange agreements	Miscellaneous other assets	89.2	67.3	Other long-term liabilities		(3.4)

Total derivatives designated as hedging instruments		$106.0	$87.6		$(9.5)	$(3.5)

Derivatives not designated as hedging instruments

Forward foreign currency exchange agreements	Prepaid expenses and other current assets	$5.4	$9.3	Accrued payroll and other liabilities	$(3.8)	$(5.4)
Derivatives hedging supplemental benefit plan liabilities	Miscellaneous other assets	101.3	79.6	Other long-term liabilities
Foreign currency exchange agreements	Miscellaneous other assets	1.4		Other long-term liabilities		(0.5)

Total derivatives not designated as hedging instruments		$108.1	$88.9		$(3.8)	$(5.9)

Total derivatives		$214.1	$176.5		$(13.3)	$(9.4)

The following table presents the pretax amounts affecting income and OCI for the nine months ended September 30, 2010 and 2009, respectively:

In millions

Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		(Gain) Loss Recognized in Income on Related Hedged Items
	2010	2009			2010	2009

Interest rate exchange agreements	$(24.5)	$3.5	Fixed-rate debt		$24.5	$(3.5)

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2010	2009	2010	2009	2010	2009

Foreign currency options	$(12.3)	$4.6	$(11.1)	$(42.3)	$21.3	$25.1
Interest rate exchange agreements(1)		(1.8)	(0.5)	(1.7)	(0.3)
Forward foreign currency exchange agreements	(1.5)	1.6	0.6	(6.1)	0.8

Total	$(13.8)	$4.4	$(11.0)	$(50.1)	$21.8	$25.1

Derivatives in Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)

	2010	2009

Foreign currency denominated debt	$86.8	$116.2
Forward foreign currency exchange agreements	4.3

Total	$91.1	$116.2

Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative

	2010	2009

Forward foreign currency exchange agreements	$(7.5)	$(5.1)
Derivatives hedging supplemental benefit plan liabilities(2)	(15.7)	5.4
Foreign currency options	(0.7)	(0.2)
Foreign currency exchange agreements	(1.9)

Total	$(25.8)	$0.1

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.
(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the nine month period ended September 30, 2010. A total of $2.1 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of September 30, 2010, the Company had derivatives outstanding with an equivalent notional amount of $517.9 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

The Company excludes the time value of foreign currency options, as well as the discount or premium points on forward foreign currency exchange agreements, from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the deferred hedging adjustment component of OCI in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $1.8 million for the nine months ended September 30, 2010 and a net decrease of $34.9 million for the nine months ended September 30, 2009. Based on interest rates and foreign currency exchange rates at September 30, 2010, no significant amount of the $18.3 million in cumulative deferred hedging gains, after tax, at September 30, 2010, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2010, a total of $3.8 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at September 30, 2010 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2010, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

Impairment and Other Charges (Credits), Net

In the first quarter 2010, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the nine months 2010, the Company recorded after tax impairment charges of $36.8 million related to its share of restaurant closing costs in Japan. These charges primarily consist of asset writeoffs and lease termination costs.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc. (Coinstar), the majority owner, for total consideration of $139.8 million. In connection with the sale, in first quarter 2009, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In second quarter 2009, the Company sold all of its holdings in the Coinstar common stock for $46.8 million and received $78.4 million in cash from Coinstar as deferred consideration, and in third quarter 2009, the Company received $9.8 million in cash from Coinstar as final consideration. As a result of the transaction, the Company recognized a nonoperating pretax gain of $0.6 million for the third quarter 2009 and $94.9 million (after tax–$58.8 million or $0.05 per share) for the nine months.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009
Revenues
U.S.	$2,120.9	$2,049.7	$6,074.5	$5,970.3
Europe	2,499.3	2,541.7	7,070.8	6,753.9
APMEA	1,333.3	1,125.9	3,735.8	3,182.9
Other Countries & Corporate	351.4	329.4	979.4	864.2
Total	$6,304.9	$6,046.7	$17,860.5	$16,771.3
Operating income
U.S.	$930.3	$865.6	$2,634.8	$2,426.0
Europe	796.7	770.9	2,071.3	1,879.7
APMEA	341.1	279.2	886.7	723.4
Other Countries & Corporate	28.4	17.1	23.1	(14.4)
Total	$2,096.5	$1,932.8	$5,615.9	$5,014.7

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

The Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance. The Company has concluded that consolidation of any such entities is not appropriate for the periods presented. As a result, the adoption did not have any impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In October 2010, the Company made a prepayment of the full principal amount outstanding under a syndicated term loan in the amount of 40 billion Japanese Yen ($479.0 million at September 30, 2010). This floating-rate loan was due to mature in 2014. The Company incurred no additional fees resulting from the early termination and recognized no gain or loss. The Company expects to refinance this amount. There were no other subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,461 restaurants in 117 countries at September 30, 2010, 26,204 were operated by franchisees (including 19,179 operated by conventional franchisees, 3,377 operated by developmental licensees and 3,648 operated by foreign affiliated markets (affiliates) – primarily in Japan) and 6,257 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.

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

In the first quarter 2010, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the nine months 2010, the Company recorded after tax impairment charges of $36.8 million related to its share of restaurant closing costs in Japan.

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $0.6 million in the third quarter 2009 and $94.9 million for the nine months. The Company had disposed of all non-McDonald’s restaurant businesses as of December 31, 2009.

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

The Company is pursuing initiatives in three key areas: service enhancement, restaurant reimaging and menu innovation. These initiatives include leveraging technology to make it easier for restaurant staff to quickly and accurately serve customers, executing our interior and exterior reimaging plans and innovating at every tier of our menu to deliver great taste and value to customers. These efforts successfully resonated with consumers, driving increases in sales and customer visits in many countries despite challenging global economies and informal eating-out markets that are declining or experiencing only modest growth. As a result, every area of the world contributed to global comparable sales and operating income growth, which increased 6.0% and 8%, respectively, for the third quarter, and 5.1% and 12%, respectively, for the nine months.

The U.S. business continued to deliver increased sales and traffic through customer-focused initiatives that provide variety and value. U.S. operating income increased 7% for the third quarter and 9% for the nine months as sales were driven by McCafé Frappés and Smoothies, value-based beverages, classic core menu favorites and the everyday affordability of the Dollar Menu. Ongoing U.S. strategies include strengthening the core menu and value offerings; aggressively pursuing new growth opportunities in beverages, breakfast, chicken and snacking options; elevating the brand experience by updating technology with a new point of sale system; enhancing restaurant employee retention and productivity; and initiating a multi-year program to contemporize the interiors and exteriors of our restaurants through reimaging.

Europe’s emphasis on providing signature menu favorites across all price-tiers, reimaging to create a more inviting restaurant experience, unique menu promotions, and extending convenience with expanded operating hours contributed to constant currency operating income growth of 12% for the quarter and 13% for the nine months. Europe’s strategic priorities include upgrading the customer and employee experience, enhancing local relevance and building brand transparency.

APMEA’s focus on compelling value, daypart expansion and core menu extensions contributed to constant currency operating income growth of 15% for the third quarter and 11% for the nine months. APMEA will continue to execute initiatives that best support the goal to be customers’ first choice for eating out: convenience, core menu, branded affordability, improved operations and reimaging.

Operating Highlights Included:

•	Global comparable sales increased 6.0% for the quarter and 5.1% for the nine months

•	Consolidated operating income increased 8% (11% in constant currencies) for the quarter and 12% (11% in constant currencies) for the nine months

•

Diluted earnings per share were $1.29 for the quarter and $3.42 for the nine months, up 12% (15% in constant currencies) and 14% (13% in constant currencies), respectively. Foreign currency translation had a negative impact of $0.03 per share on diluted earnings per share for the quarter and a positive impact of $0.03 per share for the nine months

•	For the nine months ended September 30, 2010, the Company repurchased 31.9 million shares for $2.2 billion and paid total dividends of $1.65 per share or nearly $1.8 billion

•	The quarterly cash dividend increased 11% to $0.61 per share – the equivalent of $2.44 per share annually – effective for the fourth quarter 2010

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add nearly 1.5 percentage points to 2010 Systemwide sales growth (in constant currencies), most of which will be due to the 609 net traditional restaurants added in 2009.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2010, the total basket of goods cost is expected to decrease 3-4% in the U.S. and to decrease 2-3% in Europe, reflecting favorable comparisons in the first nine months of this year.

•	The Company expects full-year 2010 selling, general & administrative expenses to increase by about 3%, in constant currencies, compared with 2009.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2010 to decrease approximately 4% compared with 2009.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction compared with 2009, the Company’s annual diluted earnings per share would change by about 17 to 19 cents. At current foreign currency rates, the Company expects foreign currency translation to have minimal impact on full year diluted earnings per share.

•

The Company expects the effective income tax rate for the full-year 2010 to be approximately 29% to 31%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2010 to be approximately $2.3 billion. About half of this amount will be reinvested in existing restaurants, including the reimaging of approximately 1,800 locations worldwide. The rest will primarily be used to open new restaurants. The Company expects to open 1,000 restaurants including about 350 restaurants in affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 275 restaurants, which reflects the strategic closing of restaurants by McDonald’s Japan.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	Amount	% Increase / (Decrease)	Amount	% Increase / (Decrease)
Revenues
Sales by Company-operated restaurants	$4,246.6	4	$12,063.1	6
Revenues from franchised restaurants	2,058.3	5	5,797.4	9
Total revenues	6,304.9	4	17,860.5	6
Operating costs and expenses
Company-operated restaurant expenses	3,354.0	2	9,679.7	3
Franchised restaurants – occupancy expenses	344.4	2	1,018.0	7
Selling, general & administrative expenses	556.3	1	1,667.5	6
Impairment and other charges (credits), net	3.6	n/m	41.2	n/m
Other operating (income) expense, net	(49.9)	31	(161.8)	(4)
Total operating costs and expenses	4,208.4	2	12,244.6	4
Operating income	2,096.5	8	5,615.9	12
Interest expense	114.8	(3)	333.9	(7)
Nonoperating (income) expense, net	7.2	n/m	15.3	n/m
Gain on sale of investment		n/m		n/m
Income before provision for income taxes	1,974.5	8	5,266.7	10
Provision for income taxes	586.1	5	1,562.7	8
Net income	$1,388.4	10	$3,704.0	11
Earnings per common share–basic:	$1.31	13	$3.46	14
Earnings per common share–diluted:	$1.29	12	$3.42	14

n/m Not meaningful

Impact of Foreign Currency Translation

While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign currency denominated cash flows, and purchasing goods and services in local currencies. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases certain incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
	2010	2009	Currency Translation Benefit / (Cost) 2010
Quarters Ended September 30,
Revenues	$6,304.9	$6,046.7	$(101.5)
Company-operated margins	892.6	793.8	(11.4)
Franchised margins	1,713.9	1,614.5	(41.1)
Selling, general & administrative expenses	556.3	549.6	7.6
Operating income	2,096.5	1,932.8	(43.6)
Net income	1,388.4	1,261.0	(30.5)
Earnings per common share – diluted	1.29	1.15	(0.03)

IMPACT OF FOREIGN CURRENCY TRANSLATION In millions, except per share data
	2010	2009	Currency Translation Benefit / (Cost) 2010
Nine Months Ended September 30,
Revenues	$17,860.5	$16,771.3	$254.2
Company-operated margins	2,383.4	2,048.9	40.8
Franchised margins	4,779.4	4,389.5	14.3
Selling, general & administrative expenses	1,667.5	1,578.4	(17.3)
Operating income	5,615.9	5,014.7	42.4
Net income	3,704.0	3,334.2	26.6
Earnings per common share – diluted	3.42	3.00	0.03

Foreign currency translation had a negative impact on consolidated operating results for the quarter due to the weaker Euro and British Pound, partly offset by the stronger Australian Dollar and Canadian Dollar. Foreign currency translation had a positive impact on consolidated operating results for the nine months driven by the stronger Australian Dollar and Canadian Dollar, partly offset by the weaker Euro.

Net Income and Diluted Earnings per Common Share

For the third quarter and nine months ended September 30, 2010, net income was $1,388.4 million and $3,704.0 million, respectively, and diluted earnings per share were $1.29 and $3.42, respectively. Results for the nine months included after tax impairment charges of $36.8 million, or $0.03 per share, related to restaurant closings in Japan in conjunction with the first quarter strategic review of the market’s restaurant portfolio. Foreign currency translation had a negative impact of $0.03 per share on diluted earnings per share for the quarter and a positive impact of $0.03 per share for the nine months.

For the third quarter and nine months ended September 30, 2009, net income was $1,261.0 million and $3,334.2 million, respectively, and diluted earnings per share were $1.15 and $3.00, respectively. Results benefited from an after tax gain of $58.8 million, or $0.05 per share, for the nine months due to the sale of the Company’s minority interest in Redbox.

During the third quarter 2010, the Company repurchased 11.1 million shares of its stock for $797.0 million, bringing the total repurchases for 2010 to 31.9 million shares or $2.2 billion. During the third quarter 2010, the Company paid a quarterly dividend of $0.55 per share or $583.5 million, bringing the total dividends paid for 2010 to nearly $1.8 billion. The Company also declared a fourth quarter 2010 dividend of $0.61 per share, reflecting an increase of 11%. The Company expects total cash returned to shareholders to be approximately $5 billion for 2010.

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

REVENUES Dollars in millions
Quarters Ended September 30,	2010	2009	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,100.8	$1,093.2	1	1
Europe	1,806.6	1,833.9	(1)	4
APMEA	1,134.7	964.0	18	13
Other Countries & Corporate	204.5	202.5	1	(4)
Total	$4,246.6	$4,093.6	4	5
Franchised revenues
U.S.	$1,020.1	$956.5	7	7
Europe	692.7	707.8	(2)	7
APMEA	198.6	161.9	23	15
Other Countries & Corporate	146.9	126.9	16	16
Total	$2,058.3	$1,953.1	5	8
Total revenues
U.S.	$2,120.9	$2,049.7	3	3
Europe	2,499.3	2,541.7	(2)	5
APMEA	1,333.3	1,125.9	18	13
Other Countries & Corporate	351.4	329.4	7	3
Total	$6,304.9	$6,046.7	4	6

REVENUES Dollars in millions
Nine Months Ended September 30,	2010	2009	% Inc / (Dec)	% Inc / (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,173.1	$3,252.2	(2)	(2)
Europe	5,126.9	4,899.2	5	5
APMEA	3,186.4	2,740.9	16	9
Other Countries & Corporate	576.7	536.2	8	(4)
Total	$12,063.1	$11,428.5	6	3
Franchised revenues
U.S.	$2,901.4	$2,718.1	7	7
Europe	1,943.9	1,854.7	5	8
APMEA	549.4	442.0	24	11
Other Countries & Corporate	402.7	328.0	23	17
Total	$5,797.4	$5,342.8	9	8
Total revenues
U.S.	$6,074.5	$5,970.3	2	2
Europe	7,070.8	6,753.9	5	6
APMEA	3,735.8	3,182.9	17	9
Other Countries & Corporate	979.4	864.2	13	4
Total	$17,860.5	$16,771.3	6	5

Consolidated revenues increased 4% (6% in constant currencies) for the quarter and 6% (5% in constant currencies) for the nine months. The constant currency growth was driven by positive comparable sales. The impact of refranchising on consolidated revenues is lessening because the number of Company-operated restaurants sold to franchisees has declined compared with the prior year, in line with our overall strategy. Franchised restaurants represent 81% of Systemwide restaurants at September 30, 2010, compared with 80% at September 30, 2009.

In the U.S., revenues increased for the quarter and nine months primarily due to positive comparable sales, partly offset by the impact of refranchising activity. Comparable sales were driven by McCafé Frappés and Smoothies, value-based beverages, classic core menu favorites and the everyday affordability of the Dollar Menu.

In Europe, the constant currency increase in revenues for the quarter and nine months was primarily driven by comparable sales increases in the U.K., France, Russia (which is entirely Company-operated) and Germany, as well as expansion in Russia. These increases were partly offset by the impact of refranchising activity, primarily in the U.K.

In APMEA, the constant currency increase in revenues for the quarter and nine months was primarily driven by comparable sales increases in China, Australia and most other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2010 and 2009:

COMPARABLE SALES	% Increase
	Quarters Ended September 30,		Nine Months Ended September 30,*
	2010	2009	2010	2009
U.S.	5.3	2.5	3.5	3.5
Europe	4.1	5.8	4.8	5.4
APMEA	8.1	2.2	6.2	4.0
Other Countries & Corporate	11.3	6.1	11.1	5.1
Total	6.0	3.8	5.1	4.3

*	On a consolidated basis, comparable guest counts increased 4.8% and 1.3% for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2010:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2010		Nine Months Ended September 30, 2010
	% Inc / (Dec)	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	6	6	4	4
Europe	(2)	6	5	7
APMEA	16	9	16	8
Other Countries & Corporate	10	13	15	13
Total	6	7	7	6

The following table presents franchised sales, which are not recorded in the income statement, and the related percentage change for the quarters and nine months ended September 30, 2010 and 2009:

FRANCHISED SALES Dollars in millions
Quarters Ended September 30,	2010	2009	% Inc / (Dec)	% Inc Excluding Currency Translation
U.S.	$7,415.8	$6,948.8	7	7
Europe	3,960.4	4,027.7	(2)	7
APMEA	2,958.1	2,578.4	15	7
Other Countries & Corporate	1,725.0	1,558.5	11	15
Total*	$16,059.3	$15,113.4	6	8

FRANCHISED SALES Dollars in millions
Nine Months Ended September 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$21,057.9	$20,011.3	5	5
Europe	11,105.8	10,608.6	5	8
APMEA	8,312.9	7,159.4	16	7
Other Countries & Corporate	4,734.4	4,088.5	16	15
Total*	$45,211.0	$41,867.8	8	7

*	For the quarters, sales from developmental licensee restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,368.0 million and $3,046.6 million in 2010 and 2009, respectively, and for the nine months, were $9,379.7 million and $8,527.3 million in 2010 and 2009, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended September 30,	Percent		Amount		% Inc / (Dec)	% Inc Excluding Currency Translation
	2010	2009	2010	2009
Franchised
U.S.	84.1	83.4	$858.0	$797.4	8	8
Europe	79.5	79.5	550.4	562.6	(2)	7
APMEA	89.8	89.5	178.3	144.9	23	15
Other Countries & Corporate	86.5	86.4	127.2	109.6	16	17
Total	83.3	82.7	$1,713.9	$1,614.5	6	9
Company-operated
U.S.	22.0	19.3	$242.0	$211.3	15	15
Europe	22.0	20.4	397.3	374.7	6	12
APMEA	18.9	18.0	214.0	173.5	23	18
Other Countries & Corporate	19.2	16.9	39.3	34.3	15	8
Total	21.0	19.4	$892.6	$793.8	12	14

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Nine Months Ended September 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2010	2009	2010	2009
Franchised
U.S.	83.5	83.1	$2,422.7	$2,259.3	7	7
Europe	78.2	78.3	1,520.2	1,451.7	5	8
APMEA	89.2	89.7	490.1	396.6	24	10
Other Countries & Corporate	86.0	86.0	346.4	281.9	23	18
Total	82.4	82.2	$4,779.4	$4,389.5	9	9
Company-operated
U.S.	21.6	19.1	$684.6	$620.9	10	10
Europe	19.9	18.2	1,021.3	889.7	15	16
APMEA	18.0	16.7	574.3	457.6	26	17
Other Countries & Corporate	17.9	15.1	103.2	80.7	28	14
Total	19.8	17.9	$2,383.4	$2,048.9	16	14

Franchised margin dollars increased $99.4 million or 6% (9% in constant currencies) for the quarter and $389.9 million or 9% (9% in constant currencies) for the nine months. Positive comparable sales were the primary driver of the constant currency growth in franchised margin dollars and percent.

•	In the U.S., the franchised margin percent increased for the quarter and nine months primarily due to positive comparable sales.

•

In Europe, the franchised margin percent remained relatively flat for the quarter and nine months as positive comparable sales were offset primarily by higher occupancy expenses, the cost of strategic brand and sales building initiatives, and refranchising activity.

•	In APMEA, the franchised margin percent declined for the nine months primarily driven by foreign currency translation, mostly due to the stronger Australian dollar.

Company-operated margin dollars increased $98.8 million or 12% (14% in constant currencies) for the quarter and $334.5 million or 16% (14% in constant currencies) for the nine months. Positive comparable sales and lower commodity costs were the primary drivers of the constant currency growth in Company-operated margin dollars and percent.

•

In the U.S., the Company-operated margin percent increased for the quarter and nine months primarily due to lower commodity costs as well as positive comparable sales, partly offset by higher labor costs, particularly in the third quarter.

•

In Europe, the Company-operated margin percent increased for the quarter and nine months primarily due to positive comparable sales. Also contributing were slightly lower commodity costs, offset by higher labor costs.

•

In APMEA, the Company-operated margin percent increased for the quarter and nine months primarily due to positive comparable sales, partly offset by higher labor and other costs. The nine months also benefited from lower commodity costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Food & paper	32.4	33.1	32.6	33.8
Payroll & employee benefits	24.8	25.1	25.3	25.6
Occupancy & other operating expenses	21.8	22.4	22.3	22.7
Total expenses	79.0	80.6	80.2	82.1
Company-operated margins	21.0	19.4	19.8	17.9

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 1% (3% in constant currencies) for the quarter and increased 6% (5% in constant currencies) for the nine months. Expenses in 2010 included costs related to the Vancouver Winter Olympics in February and the Company’s biennial Worldwide Owner/Operator Convention in April. Selling, general & administrative expenses as a percent of revenues decreased to 9.3% for the nine months 2010 compared with 9.4% for 2009, and as a percent of Systemwide sales, decreased to 2.9% for 2010 compared with 3.0% for 2009.

Impairment and Other Charges (Credits), Net

In the first quarter 2010, McDonald’s Japan (a 50%-owned affiliate) announced plans to close approximately 430 restaurants by mid-2011 in conjunction with the strategic review of the market’s restaurant portfolio. These actions are designed to enhance the brand image, overall profitability and returns of the market. For the nine months 2010, the Company recorded after tax impairment charges of $36.8 million related to its share of restaurant closing costs in Japan.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains on sales of restaurant businesses	$(22.5)	$(32.5)	$(61.1)	$(78.6)
Equity in earnings of unconsolidated affiliates	(49.6)	(54.9)	(131.3)	(118.2)
Asset dispositions and other expense	22.2	14.8	30.6	41.2
Total	$(49.9)	$(72.6)	$(161.8)	$(155.6)

Gains on sales of restaurant businesses for the quarter and nine months reflected less than half the number of sites refranchised in 2010 compared with 2009.

Equity in earnings of unconsolidated affiliates for the nine months reflected improved operating performance in Japan, partly offset by a reduction in the number of unconsolidated affiliate restaurants worldwide. Impairment charges relating to Japan are recorded separately in Impairment and Other Charges (Credits), Net.

Operating Income

OPERATING INCOME Dollars in millions
Quarters ended September 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$930.3	$865.6	7	7
Europe	796.7	770.9	3	12
APMEA	341.1	279.2	22	15
Other Countries & Corporate	28.4	17.1	66	69
Total	$2,096.5	$1,932.8	8	11

OPERATING INCOME Dollars in millions
Nine Months ended September 30,	2010	2009	% Inc	% Inc Excluding Currency Translation
U.S.	$2,634.8	$2,426.0	9	9
Europe	2,071.3	1,879.7	10	13
APMEA	886.7	723.4	23	11
Other Countries & Corporate	23.1	(14.4)	n/m	n/m
Total	$5,615.9	$5,014.7	12	11

n/m Not meaningful

In the U.S., operating results increased for the quarter and nine months primarily due to higher restaurant margin dollars.

In Europe, constant currency operating results for the quarter and nine months reflected stronger operating performance in the U.K., Russia, France and Germany.

In APMEA, constant currency operating results for the quarter and nine months were driven primarily by stronger results in Australia, China and most other markets. For the nine months, the Company’s share of impairment charges related to restaurant closings in Japan negatively impacted the growth rate by 5%.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the nine months 2010 and 2009 was 31.4% and 29.9%, respectively.

Interest Expense

Interest expense for the quarter and nine months decreased primarily due to lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET In millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$(5.6)	$(4.4)	$(13.8)	$(14.7)
Translation and hedging activity	1.8	(6.8)	6.4	(31.9)
Other expense	11.0	5.2	22.7	12.2
Total	$7.2	$(6.0)	$15.3	$(34.4)

Translation and hedging activity for 2009 included higher gains on the hedging of certain foreign currency denominated cash flows.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, and recognized a nonoperating pretax gain of $0.6 million in the third quarter 2009 and $94.9 million for the nine months.

Income Taxes

The effective income tax rate was 29.7% for the nine months 2010 compared with 30.3% for the nine months 2009 and 29.7% for third quarter 2010 compared with 30.8% for third quarter 2009.

The Internal Revenue Service (the “IRS”) is in the final stages of its examination of the Company’s U.S. federal income tax returns for 2007 and 2008. The Company has received notices of proposed adjustment from the IRS primarily related to certain foreign tax credit and transfer pricing matters that could result in an additional tax liability of about $600 million, excluding interest and potential penalties. We believe the adjustments are not justified and intend to pursue all available remedies. The Company cannot predict with certainty the timing of resolution; however, the Company does not believe the resolution will have a material impact on its results of operations or cash flows.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $4.6 billion and exceeded capital expenditures by $3.3 billion for the nine months 2010. Cash provided by operations increased $242.8 million compared with the nine months 2009 primarily due to stronger operating results, partly offset by changes in working capital, primarily related to higher payments of accounts payable and income taxes.

Cash used for investing activities totaled $1.2 billion for the nine months 2010, an increase of $114.3 million over the nine months 2009, primarily as a result of receiving proceeds from the sale of Redbox in 2009.

Cash used for financing activities totaled $2.7 billion for the nine months 2010, a decrease of $495.1 million. In 2010, financing activities reflected lower treasury stock purchases, higher proceeds from stock option exercises and higher net debt issuances, partly offset by higher dividends.

Debt obligations at September 30, 2010 totaled $11.4 billion compared with $10.6 billion at December 31, 2009. The increase in 2010 was primarily due to net issuances of $752.1 million and the impact of changes in exchange rates on foreign currency denominated debt of $86.9 million. In October 2010, the Company made a prepayment of the full principal amount outstanding under a syndicated term loan in the amount of 40 billion Japanese Yen ($479.0 million at September 30, 2010). This floating-rate loan was due to mature in 2014. The Company incurred no additional fees resulting from the early termination and recognized no gain or loss. The Company expects to refinance this amount.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The informal eating out (IEO) segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The current economic environment has caused the IEO segment to contract in many markets, including some of our major markets, and this may continue. The current environment has also increased consumer focus on value, heightening pricing pressures across the industry, which could affect our ability to continue to grow sales despite the strength of our Brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, as well as by the focus on nutritional content and the production, processing and preparation of food “from field to front counter.”

The risks we face can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

Our ability to remain a relevant and trusted brand and to increase sales depends largely on how well we execute the Plan to Win.

The Plan to Win addresses the key drivers of our business and results – people, products, place, price and promotion. The quality of our execution depends mainly on the following:

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

•

The risks associated with our franchise business model, including whether our franchisees and developmental licensees will have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives and the potential impact on us if they experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited by local law or otherwise, costly to exercise or subject to litigation;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

•

Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our products, promotions and premiums, such as Happy Meals (collectively, our products), or the reliability of our supply chain and the safety of our products, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

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

•	The impact of pricing, marketing and promotional plans on sales and margins and our ability to adjust these plans to respond quickly to changing economic conditions;

•

The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect the vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

•	Our ability to recruit and retain qualified local personnel to manage our operations and growth in certain developing markets;

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way; and

•

The costs and operational risks associated with our increasing reliance on information technology (including our point-of-sale and other in-store technology systems or platforms), such as the need for increasing investments to upgrade and maintain our systems, the potential for system failures or programming errors and the impact on our margins as the use of cashless payments becomes more widespread.

Our results and financial condition are affected by global and local market conditions, which can adversely affect our sales, margins and net income.

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Some macroeconomic conditions could have an even more wide-ranging and prolonged impact. The current environment has been characterized by weak economies, high unemployment, constrained credit and volatile financial markets. These conditions have significantly affected consumer confidence and spending. Moreover, the strength of the current recovery is uncertain in many of our most important markets, and growth in consumer spending generally lags improvement in the broader economy. The key factors that can affect our operations, plans and results in this environment are the following:

•

Whether our strategies will permit us to compete effectively and make continued market share gains despite the uncertain economic outlook, while at the same time achieving sales and operating income within our targeted long-term average annual range of growth;

•	The effectiveness of our supply chain management, including hedging strategies, to assure reliable and sufficient product supply on favorable terms;

•

The impact of changes in foreign exchange and interest rates and governmental actions to manage national economic conditions such as credit availability, consumer spending, unemployment levels, foreign exchange and inflation rates;

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•

The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings, and the impact of new, potential or changing regulation that affects or restricts elements of our business, particularly those relating to marketing to children, nutritional content and product labeling and safety;

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption, including as a result of initiatives that effectively impose a tax on carbon emissions;

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

•

The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws, the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result) and potential challenges to the associated intellectual property rights; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

•

Changes in financial or tax reporting and accounting principles or practices that materially affect our reported financial condition and results and investor perceptions of our performance, as well as changes in tax law that affect the income tax consequences to investors in our common stock;

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 27, 2010, the Court denied the plaintiffs’ motion for class certification.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2010	3,308,755	$68.91	3,308,755	$7,911,655,000
August 1-31, 2010	3,253,952	$72.37	3,253,952	$7,676,167,000
September 1-30, 2010	4,467,667	$74.64	4,467,667	$7,342,702,000
Total	11,030,374	$72.25	11,030,374	$7,342,702,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of March 24, 1998, incorporated herein by reference from Form 8-K, dated April 17, 1998.

	(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures: *

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

(n)	Employment Contract between Denis Hennequin and the Company, effective October 1, 2010, filed herewith.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i) 2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

(p)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2010.**

(q)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(r)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(s)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(t)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

(u)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

(v)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(12)	Computation of ratio of earnings to fixed charges.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

November 5, 2010	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer