Form 10-K
period 2010-12-31
MCDONALDS CORP
filed 2011-02-25
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Check one):

Large accelerated filer  ☒        Accelerated filer  ☐

Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was $70,073,280,631.

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 1,043,298,941.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2011 definitive proxy statement which will be filed no later than 120 days after December 31, 2010.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2010, there have been no material changes to the Company’s corporate structure or in its method of conducting business. In 2010, the Company has continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.

b. Financial information about segments

Segment data for the years ended December 31, 2010, 2009, and 2008 are included in Part II, Item 8, page 40 of this Form 10-K.

c. Narrative description of business

•	General

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. These restaurants serve a varied, yet limited, value-priced menu (see Products) in more than 100 countries around the world.

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

The Company has an equity investment in a limited number of foreign affiliated markets, referred to as affiliates. The largest of these affiliates is Japan, where there are more than 3,300 restaurants. The Company receives a royalty based on a percent of sales in these markets.

Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company has no capital invested, it receives a royalty based on a percent of sales, as well as initial fees. The largest of these developmental license arrangements operates more than 1,750 restaurants across 18 countries in Latin America and the Caribbean.

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

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice and the customer experience. The Company continuously endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.

The Company has disposed of non-McDonald’s restaurant businesses to concentrate resources on its core business. In February 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC, and in April 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger.

•	Products

McDonald’s restaurants offer a substantially uniform menu, although there are geographic variations to suit local consumer preferences and tastes. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, Chicken Selects, Snack Wraps, french fries, salads, shakes, McFlurry desserts, sundaes, soft serve cones, pies, cookies, soft drinks, coffee, McCafé beverages and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches and hotcakes.

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

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2010, 2009, and 2008 in Part II, Item 7, pages 10 through 27, and the Consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008 in Part II, Item 8, page 30 of this Form 10-K.

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

Based on data from Euromonitor International, the global IEO segment was composed of approximately 6.3 million outlets and generated $868 billion in annual sales in 2009, the most recent year for which data is available. McDonald’s Systemwide 2009 restaurant business accounted for approximately 0.5% of those outlets and about 8% of the sales.

Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 13.1 million outlets and generated about $1.79 trillion in annual sales in 2009. McDonald’s Systemwide restaurant business accounted for approximately 0.2% of those outlets and about 4% of the sales.

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

The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already undertaken its own initiatives relating to preservation of the environment, including the development of means of monitoring and reducing energy use, in many of its markets.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 400,000 as of year-end 2010.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 27 and Segment and geographic information in Part II, Item 8, page 40 of this Form 10-K.

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

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2011. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is our ability to remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The current economic environment has caused the IEO segment to contract in many markets, including some of our major markets, and this may continue. The current environment, including persistently high unemployment rates in many of our markets, has also increased consumer focus on value and heightened pricing pressures across the industry. Combined with increasing pressure on commodity and labor costs, these circumstances could affect our ability to continue to grow comparable sales and margins despite the strength of our brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist among the more than 100 countries where we operate. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, as well as by the focus on nutritional content and the production, processing and preparation of food “from field to front counter.”

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

•

Whether our restaurant reimaging and rebuilding efforts, which remain a priority notwithstanding the current challenging economic and operating environment, are targeted at the elements of the restaurant experience that will best accomplish our goals to enhance the relevance of our brand and achieve an efficient allocation of our capital resources;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges, restaurant closings or sales of Company-operated restaurants. Some macroeconomic conditions could have an even more wide-ranging and prolonged impact. The current environment has been characterized by weak economies, persistently high unemployment rates and continuing uncertainty in financial and credit markets. These conditions have significantly affected consumer confidence and spending. Moreover, the strength of the current recovery is uncertain in many of our most important markets, and growth in consumer spending generally lags improvement in the broader economy. The key factors that can affect our operations, plans and results in this environment are the following:

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
•

The impact of foreign exchange and interest rates, as well as governmental actions to manage national economic matters, including austerity initiatives, credit availability, unemployment and taxation rates, all of which can also affect relative levels of disposable income and discretionary expenditures, such as food away from home;

•

The impact on our margins of labor costs given our labor-intensive business model, the long-term trend toward higher wages in both mature and developing markets and any potential impact of union organizing efforts;

•	Whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants from year to year, and whether new sites are as profitable as expected;

•

The challenges and uncertainties associated with operating in developing markets, such as China and Russia, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment; and

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental authorities and non-governmental organizations on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption, including as a result of initiatives that effectively impose a tax on carbon emissions;

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

•

The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws, the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the associated intellectual property rights; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

•	The continuing uncertain global economic and market conditions;

•

Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the United States which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business;

•	Changes in financial or tax reporting and accounting principles or practices that materially affect our reported financial condition and results and investor perceptions of our performance;

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 27 and in Financial statements and supplementary data in Part II, Item 8, pages 27 through 44 of this Form 10-K.

ITEM 3. Legal Proceedings

The Company has pending a number of lawsuits that have been filed from time to time in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant types of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods.

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

The Company and its affiliates and subsidiaries do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers which include, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or enti-

ties who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

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

Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public. In so doing, disputes arise as to products, service, incidents, advertising, nutritional and other disclosures, as well as other matters common to an extensive restaurant business such as that of the Company.

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

The following are the Executive Officers of our Company (as of the date of this filing):

Jose Armario, 51, is Group President–McDonald’s Canada and Latin America, a position he has held since February 2008. He previously served as President, McDonald’s Latin America from December 2003 to February 2008 and served as Senior Vice President and International Relationship Partner from July 2001 through November 2003. Mr. Armario has been with the Company for 14 years.

Peter J. Bensen, 48, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President–Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 14 years.

Stephen Easterbrook, 43, is President, McDonald’s Europe, a position he has held since December 2010. From September 2010 through November 2010, he served as Corporate Executive Vice President and Global Chief Brand Officer. From April 2006 to September 2010, he served as Chief Executive Officer of McDonald’s United Kingdom. In addition to this role, he was named President of Europe’s Northern Division in January 2007.

Mr. Easterbrook served as Chief Operating Officer of McDonald’s United Kingdom from July 2005 to April 2006. Mr. Easterbrook has been with the Company for 17 years.

Timothy J. Fenton, 53, is President, McDonald’s Asia/Pacific, Middle East and Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Prior to that time, he served as Senior Vice President, International Relationship Partner from September 1999 through May 2003. Mr. Fenton has been with the Company for 37 years.

Janice L. Fields, 55, is President, McDonald’s USA, a position she has held since January 2010. She previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from August 2006 to January 2010, and President, Central Division of McDonald’s USA from May 2003 to August 2006. Ms. Fields has been with the Company for 32 years.

Richard Floersch, 53, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for seven years.

Douglas M. Goare, 58, is Corporate Executive Vice President of Supply Chain and Development, a position he has held since February 2011. From June 2007 through November 2010, he served as Corporate Senior Vice President of Supply Chain. In addition to this role, Mr. Goare also became responsible for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011. He previously served as U.S. Vice President and General Manager of the Greater Chicago Region from October 2004 through May 2007. Mr. Goare has been with the Company for 33 years.

Kevin L. Newell, 53, is Corporate Executive Vice President and Global Chief Brand Officer, a position he has held since February 2011. From September 2009 through January 2011, he served as U.S. Senior Vice President and Restaurant Support Officer for the West Division. Prior to that time, Mr. Newell served as U.S. Vice President & General Manager of the Greater Southern Region from November 2006 through August 2009. He also previously served as a Senior Director in the Accelerated Training program from July 2005 through October 2006. Mr. Newell has been with the Company for 21 years.

Kevin M. Ozan, 47, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 to January 2008, he served as Corporate Vice President–Assistant Controller. Prior to that time, he served as a Senior Director in the following areas: Investor Relations (May 2006 to April 2007), Chicago Region Finance (August 2004 to April 2006), and Corporate Controller Group (March 2002 to August 2004). Mr. Ozan has been with the Company for 13 years.

Gloria Santona, 60, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 33 years.

James A. Skinner, 66, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004. Mr. Skinner has been with the Company for 39 years.

Jeffrey P. Stratton, 55, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 to December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 37 years.

Donald Thompson, 47, is President and Chief Operating Officer, a position to which he was elected in January 2010. Mr. Thompson was also elected a Director in January 2011. He previously served as President, McDonald’s USA, from August 2006 to January 2010, as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 to August 2006, as Executive Vice President, Restaurant Solutions Group from May 2004 through January 2005, and President, West Division, from October 2001 through May 2004. Mr. Thompson has been with the Company for 20 years.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2010				2009
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	67.49	61.06	0.55		64.46	50.44	0.50
Second	71.84	65.55	0.55		61.01	51.76	0.50
Third	76.26	65.31	1.16	*	59.59	53.88	1.05	*
Fourth	80.94	74.40			64.75	56.03
Year	80.94	61.06	2.26		64.75	50.44	2.05

*	Includes a $0.55 and $0.50 per share dividend declared and paid in third quarter of 2010 and 2009, respectively, and a $0.61 and $0.55 per share dividend declared in third quarter and paid in fourth quarter of 2010 and 2009, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2011 was estimated to be 1,348,000.

Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends, share repurchases or a combination of both. The Company has paid dividends on common stock for 35 consecutive years through 2010 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Issuer purchases of equity securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2010	1,953,567	$75.60	1,953,567	$7,195,006,000
November 1-30, 2010	2,313,820	78.77	2,313,820	7,012,746,000
December 1-31, 2010	1,615,658	78.20	1,615,658	6,886,407,000
Total	5,883,045	$77.56	5,883,045	$6,886,407,000

*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)

On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2010		2009		2008		2007		2006		2005
Company-operated sales	$16,233		15,459		16,561		16,611		15,402		14,018
Franchised revenues	$7,842		7,286		6,961		6,176		5,493		5,099
Total revenues	$24,075		22,745		23,522		22,787		20,895		19,117
Operating income	$7,473	(1)	6,841	(2)	6,443		3,879	(5)	4,433	(8)	3,984
Income from continuing operations	$4,946	(1)	4,551	(2,3)	4,313	(4)	2,335	(5,6)	2,866	(8)	2,578	(10)
Net income	$4,946	(1)	4,551	(2,3)	4,313	(4)	2,395	(5,6,7)	3,544	(8,9)	2,602	(10)
Cash provided by operations	$6,342		5,751		5,917		4,876		4,341		4,337
Cash used for investing activities	$2,056		1,655		1,625		1,150		1,274		1,818
Capital expenditures	$2,136		1,952		2,136		1,947		1,742		1,607
Cash used for (provided by) financing activities	$3,729		4,421		4,115		3,996		5,460		(442)
Treasury stock repurchased(11)	$2,648		2,854		3,981		3,949		3,719		1,228
Common stock cash dividends	$2,408		2,235		1,823		1,766		1,217		842
Financial position at year end:
Total assets	$31,975		30,225		28,462		29,392		28,974		29,989
Total debt	$11,505		10,578		10,218		9,301		8,408		10,137
Total shareholders’ equity	$14,634		14,034		13,383		15,280		15,458		15,146
Shares outstanding in millions	1,054		1,077		1,115		1,165		1,204		1,263
Per common share:
Income from continuing operations–diluted	$4.58	(1)	4.11	(2,3)	3.76	(4)	1.93	(5,6)	2.29	(8)	2.02	(10)
Net income–diluted	$4.58	(1)	4.11	(2,3)	3.76	(4)	1.98	(5,6,7)	2.83	(8,9)	2.04	(10)
Dividends declared	$2.26		2.05		1.63		1.50		1.00		0.67
Market price at year end	$76.76		62.44		62.19		58.91		44.33		33.72
Company-operated restaurants	6,399		6,262		6,502		6,906		8,166		8,173
Franchised restaurants	26,338		26,216		25,465		24,471		22,880		22,593
Total Systemwide restaurants	32,737		32,478		31,967		31,377		31,046		30,766
Franchised sales(12)	$61,147		56,928		54,132		46,943		41,380		38,913

(1)	Includes net pretax expense due to Impairment and other charges (credits), net of $29.1 million ($24.6 million after tax or $0.02 per share) primarily related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate) partially offset by income primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes net pretax income due to Impairment and other charges (credits), net of $61.1 million ($91.4 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(3)	Includes income of $58.8 million ($0.05 per share) in Gain on sale of investment related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(4)	Includes income of $109.0 million ($0.09 per share) in Gain on sale of investment from the sale of the Company’s minority ownership interest in U.K.-based Pret A Manger.

(5)	Includes pretax operating charges of $1.7 billion ($1.32 per share) due to Impairment and other charges (credits), net primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee.

(6)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal tax returns.

(7)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of the Company’s investment in Boston Market.

(8)	Includes pretax operating charges of $134 million ($98 million after tax or $0.08 per share) due to Impairment and other charges (credits), net.

(9)	Includes income of $678 million ($0.54 per share) related to discontinued operations primarily resulting from the disposal of the Company’s investment in Chipotle.

(10)	Includes a net tax benefit of $73 million ($0.05 per share) comprised of $179 million ($0.14 per share) of income tax benefit resulting from the completion of an IRS examination of the Company’s 2000-2002 U.S. tax returns, partly offset by $106 million ($0.09 per share) of incremental tax expense resulting from the decision to repatriate certain foreign earnings under the Homeland Investment Act (HIA).

(11)	Represents treasury stock purchases as reflected in Shareholders’ equity.

(12)	While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

DESCRIPTION OF THE BUSINESS

The Company franchises and operates McDonald’s restaurants. Of the 32,737 restaurants in 117 countries at year-end 2010, 26,338 were franchised or licensed (including 19,279 franchised to conventional franchisees, 3,485 licensed to developmental licensees and 3,574 licensed to foreign affiliates (affiliates)—primarily Japan) and 6,399 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

We view ourselves primarily as a franchisor and believe franchising is important to delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised (conventional franchised, developmental licensed and foreign affiliated) restaurants to help optimize overall performance.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 34%, 40% and 21% of total revenues, respectively. The United Kingdom (U.K.), France and Germany, collectively, account for over 50% of Europe’s revenues; and China, Australia and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for over 50% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

The Company continues to focus its management and financial resources on the McDonald’s restaurant business as we believe significant opportunities remain for long-term growth. Accordingly, in 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC (Redbox) for total consideration of $140 million. In 2008, the Company sold its minority ownership interest in U.K.-based Pret A Manger for cash proceeds of $229 million. In connection with both sales, the Company recognized nonoperating gains.

In analyzing business trends, management considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth and returns.

•

Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain incentive compensation plans on these results because we believe this better represents the Company’s underlying business trends.

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

•

Return on incremental invested capital (ROIIC) is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by dividing the change in operating income plus depreciation and amortization (numerator) by the adjusted cash used for investing activities (denominator), primarily capital expenditures. The calculation uses a constant average foreign exchange rate over the periods included in the calculation.

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE

The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the System) has been key to McDonald’s success. This business model enables McDonald’s to deliver consistent, locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet customers’ changing needs and preferences.

McDonald’s customer-focused Plan to Win—which concentrates on being better, not just bigger—provides a common framework for our global business yet allows for local adaptation. Through the execution of initiatives surrounding the five elements of our Plan to Win—People, Products, Place, Price and Promotion—we have enhanced the restaurant experience for customers worldwide and grown comparable sales and customer visits in each of the last seven years. This Plan, combined with financial discipline, has delivered strong results for our shareholders.

We have exceeded our long-term, constant currency financial targets of average annual Systemwide sales growth of 3% to 5%; average annual operating income growth of 6% to 7%; and annual returns on incremental invested capital in the high teens every year since the Plan’s implementation in 2003, after adjusting for the loss in 2007 from the Latin America developmental license transaction. Given the size and scope of our global business, we believe these financial targets are realistic and sustainable over time, keeping us focused on making the best decisions for the long-term benefit of our System.

In 2010, we continued to enhance the customer experience by remaining focused on the Company’s key global success factors of branded affordability, menu variety and beverage choice, convenience including daypart expansion, ongoing restaurant reinvestment and operations excellence. Initiatives around these factors successfully resonated with consumers driving increases in sales and customer visits despite challenging economies and a contracting Informal Eating Out (IEO) market in many countries. As a result, every area of the world contributed to 2010 global comparable sales and guest counts, which increased 5.0% and 4.9%, respectively.

Growth in comparable sales is driven by the System’s ability to optimize guest count growth, product mix shifts and menu price changes. Pricing actions reflect local market conditions, with a view to preserving and improving margins, while continuing to drive guest counts and market share gains. In general, the goal is to achieve a balanced contribution of price and guest counts to comparable sales growth.

In the U.S., we grew sales, guest counts, market share and restaurant cash flow, with comparable sales increasing for the 8th consecutive year, rising 3.8% in 2010. These positive results were achieved despite a declining IEO market.

This performance was attributed to several factors including core menu items like Chicken McNuggets and burgers, everyday affordability and value options, such as the Breakfast Dollar Menu, additions to the McCafé beverage line, new snack offerings and limited time offerings such as the McRib sandwich. The national launch of McCafé frappés and real-fruit smoothies provided a meaningful extension to the McCafé line that was well-received by customers. Extending the snack wrap line with the Angus Snack Wraps allowed customers to enjoy popular McDonald’s burgers in a smaller, more portable fashion. Complementing these menu offerings were our convenient locations, efficient drive-thru service and value-oriented local beverage promotions. We broadened our accessibility through greater 24 hour operations and offered customers free Wi-Fi in over 12,000 restaurants. Modernizing the customer experience remained a focus with the extension of our interior and exterior reimaging program to enhance the appearance and functionality of our restaurants.

In Europe, comparable sales rose 4.4%, marking the 7th consecutive year of comparable sales increases. Major contributors were France, the U.K., Russia and Germany. This performance reflected Europe’s strategic priorities of upgrading the customer and employee experience, increasing local relevance, and building brand transparency. Initiatives surrounding these platforms included leveraging our tiered menu featuring everyday affordable prices, menu variety including limited-time offerings, new dessert options, and reimaging almost 1,000 restaurants. We expanded our coffee business and have nearly 1,300 McCafé locations, which in Europe generally represent a separate area inside the restaurant that serves specialty coffees, indulgent desserts and light snacks. The expansion of self-order kiosks in France, Germany and Spain and the roll out of the new drive-thru customer order display system in over 3,000 restaurants enhanced service. In addition, we increased our accessibility and convenience with extended hours. We built upon the momentum of portable menu offerings with the introduction of McWraps—larger sized beef and chicken wraps in Germany, and P’tit Plaisir offerings in France. Finally, we continued building customer trust in our brand through communications that emphasized the quality and origin of McDonald’s food and our sustainable business initiatives.

In APMEA, our momentum continued with nearly every country delivering positive comparable sales, led by Japan, Australia and China. Comparable sales rose 6.0% through strategies emphasizing value, core menu extensions, breakfast and convenience. Australia launched Family Dinner Boxes featuring popular menu items bundled together at a discounted price while China and Japan concentrated on affordability with Value Lunch platforms. New menu items such as a third Angus burger option in Australia and the extension of the Spicy Wings line in China were popular with consumers. Japan executed a successful U.S.-themed burger promotion and a Chicken Festival promotion featuring several products. Our dessert strategy is introducing consumers to the McDonald’s brand with products such as McFlurries and dessert kiosks in China, where we have become one of the largest retailers of ice cream. Our breakfast business continues to develop and is now offered in approximately 75% of APMEA restaurants. In Japan, value breakfast items, including the Sausage McMuffin and McGriddle, were rotated across several months, while Australia launched new breakfast menu items.

Nearly two-thirds of APMEA restaurants are now offering some form of extended hours and over 4,800 restaurants are open 24 hours. Delivery is offered in many APMEA markets and is now in approximately 1,600 restaurants, including nearly 400 in China.

We continue to offer value to our customers by utilizing a strategic menu pricing tool that optimizes price, product mix, and promotions. This approach is complemented by a focus on driving operating efficiencies and effectively managing restaurant-level food and paper costs by leveraging our scale, supply chain infrastructure and risk management practices. Our ability to execute our strategies successfully in every area of the world, grow comparable sales, leverage a low commodity cost environment and control selling, general & administrative expenses resulted in consolidated combined operating margin (operating income as a percent of total revenues) of 31.0% in 2010, an improvement of 0.9 percentage points over 2009.

In 2010, strong global sales and margin performance grew cash from operations, which rose $591 million to $6.3 billion. Our substantial cash flow, strong credit rating and continued access to credit provide us significant flexibility to fund capital expenditures and debt repayments as well as return cash to shareholders. Capital expenditures of approximately $2.1 billion were invested in our business primarily to open and reimage restaurants. Across the System, nearly 1,000 restaurants were opened and nearly 1,800 existing locations were reimaged. We returned $5.1 billion to shareholders consisting of $2.4 billion in dividends and nearly $2.7 billion in share repurchases.

Cash from operations continues to benefit from our heavily franchised business model as the rent and royalty income received from owner/operators provides a very stable revenue stream that has relatively low costs. In addition, the franchise business model is less capital intensive than the Company-owned model. We believe locally-owned and operated restaurants maximize brand performance and are at the core of our competitive advantage, making McDonald’s not just a global brand, but also a locally relevant one.

HIGHLIGHTS FROM THE YEAR INCLUDED:

•	Comparable sales grew 5.0% and guest counts rose 4.9%, building on 2009 increases of 3.8% and 1.4%, respectively.

•	Revenues increased 6% (5% in constant currencies).

•	Company-operated margins improved to 19.6% and franchised margins improved to 82.4%.

•	Operating income increased 9% (9% in constant currencies).

•	Earnings per share was $4.58, an increase of 11%.

•	Cash provided by operations increased $591 million to $6.3 billion.

•	The Company increased the quarterly cash dividend per share 11% to $0.61 for the fourth quarter–bringing our current annual dividend rate to $2.44 per share.

•	One-year ROIIC was 37.3% and three-year ROIIC was 38.3% for the period ended December 31, 2010 (see reconciliation on Page 25).

•	The Company returned $5.1 billion to shareholders through share repurchases and dividends paid.

OUTLOOK FOR 2011

We will continue to drive success in 2011 and beyond by enhancing customer relevance across all elements of our Plan to Win—

People, Products, Place, Price and Promotion. Our global System continues to be energized by our ongoing momentum and significant growth opportunities.

We continue to hold a strong competitive position in the market place, and we intend to further differentiate our brand by striving to become our customers’ favorite place and way to eat and drink. We will continue growing market share by executing our key strategies in the following areas: optimizing our menu, modernizing the customer experience and broadening our accessibility. These efforts will include increasing menu choice, expanding destination beverages and desserts, enhancing our food image, accelerating our interior and exterior reimaging efforts and increasing the level and variety of conveniences provided to our customers. We will execute these priorities to increase McDonald’s brand relevance while continuing to practice operational and financial discipline. Consequently, we are confident we can again meet or exceed our long-term constant currency financial targets.

In the U.S., our 2011 focus will include highlighting core menu classics such as the Big Mac, Quarter Pounder with Cheese and Chicken McNuggets, emphasizing the convenient and affordable food offered every day, and encouraging the trial of new products including Fruit & Maple Oatmeal and additional McCafé beverage offerings. We will continue offering value across the menu through the Dollar Menu at breakfast and the rest of the day. Opportunities around additional staffing at peak hours and increasing restaurants that operate 24 hours per day will broaden accessibility to our customers. In addition, our plans to elevate the brand experience encompass updating our technology infrastructure with a new point-of-sale (POS) system, enhancing restaurant manager and crew retention and productivity, and contemporizing the interiors and exteriors of approximately 600 restaurants through reimaging.

Our business in Europe will continue to be guided by three strategic priorities: increasing local relevance, upgrading the customer and employee experience, and building brand transparency. We will increase our local relevance by complementing our tiered menu with a variety of limited-time food events as well as new snack and dessert options. In 2011, we will reimage approximately 850 restaurants as we progress towards our goal of having 90% of our interiors and over 50% of our exteriors reimaged by the end of 2012. Reimaging reinforces the quality of our brand while further differentiating us from the competition. We will leverage service innovations with the deployment of technologies such as the new POS system, self-order kiosks, hand-held order devices and drive-thru customer order displays to enhance the customer experience and help drive increased transactions and labor efficiency. We believe there is an opportunity to further build brand transparency by raising customer awareness about our food quality and product sourcing. In addition, we will communicate our efforts to preserve the environment through our sustainable business initiatives. Our European business in 2011 faces some headwinds from government-initiated austerity measures being implemented in many countries. While we will closely monitor consumer reactions to these measures, we remain confident that our business model will continue to drive profitable growth.

In APMEA, we will continue our efforts to become our customers’ first choice for eating out by focusing on menu variety, value, restaurant experience and convenience. The markets will continue to execute against a combination of core menu items, food events and limited-time offerings to present a balanced mix of products to our customers. Value will continue to be a key growth driver as we reinforce the affordability of our menu to consumers and build on our successful Value Lunch platforms. We will invest in our business primarily by opening over 600 new restaurants and reimaging over 500 existing restaurants while elevating our focus on service and operations to drive efficiencies. In China, we will continue to build a foundation for long-term growth by increasing our base of restaurants by approximately 15% in 2011 toward our goal of nearly 2,000 restaurants by the end of 2013. Convenience initiatives include expanding delivery service across the region and building on the success of our extended operating hours.

McDonald’s has an ongoing commitment to optimize our restaurant ownership structure. A heavily franchised, less capital-intensive business model has favorable implications for the strength and stability of our cash flow, the amount of capital we invest and long-term returns.

We continue to maintain a strong culture of financial discipline by effectively managing all spending in order to maximize business performance. In making capital allocation decisions, our goal is to elevate the McDonald’s experience by driving sustainable growth in sales and market share while earning strong returns. We remain committed to returning all of our free cash flow (cash from operations less capital expenditures) to shareholders over the long term via dividends and share repurchases.

McDonald’s does not provide specific guidance on diluted earnings per share. The following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 1.5 percentage points to 2011 Systemwide sales growth (in constant currencies), most of which will be due to the 541 net traditional restaurants added in 2010.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2011, the total basket of goods cost is expected to increase 2-2.5% in the U.S. and to increase 3.5-4.5% in Europe as compared to 2010. Some volatility may be experienced between quarters in the normal course of business.

•

The Company expects full-year 2011 selling, general & administrative expenses to decrease 2-3%, in constant currencies, partly due to higher incentive compensation in 2010 based on performance. In addition, fluctuations will be experienced between quarters due to certain items in 2010, such as the Vancouver Winter Olympics in February and the biennial Worldwide Owner/Operator Convention in April.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2011 to increase approximately 7% compared with 2010.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, Australian Dollar, British Pound and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company’s annual diluted earnings per share would change by about 20 cents.

•

The Company expects the effective income tax rate for the full year 2011 to be approximately 30% to 32%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2011 to be approximately $2.5 billion. About half of this amount will be used to open new restaurants. The Company expects to open about 1,100 restaurants including about 400 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 750 traditional restaurants. The remaining capital will be used for reinvestment in existing restaurants. Over half of this reinvestment will be used to reimage approximately 2,200 locations worldwide, some of which will require no capital investment from the Company.

Consolidated Operating Results

Operating results

	2010		2009		2008
Dollars in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$16,233	5%	$15,459	(7)%	$16,561
Revenues from franchised restaurants	7,842	8	7,286	5	6,961
Total revenues	24,075	6	22,745	(3)	23,522
Operating costs and expenses
Company-operated restaurant expenses	13,060	3	12,651	(7)	13,653
Franchised restaurants—occupancy expenses	1,378	6	1,302	6	1,230
Selling, general & administrative expenses	2,333	4	2,234	(5)	2,355
Impairment and other charges (credits), net	29	nm	(61)	nm	6
Other operating (income) expense, net	(198)	11	(222)	(35)	(165)
Total operating costs and expenses	16,602	4	15,904	(7)	17,079
Operating income	7,473	9	6,841	6	6,443
Interest expense	451	(5)	473	(9)	523
Nonoperating (income) expense, net	22	nm	(24)	69	(78)
Gain on sale of investment		nm	(95)	41	(160)
Income before provision for income taxes	7,000	8	6,487	5	6,158
Provision for income taxes	2,054	6	1,936	5	1,845
Net income	$4,946	9%	$4,551	6%	$4,313
Earnings per common share—diluted	$4.58	11%	$4.11	9%	$3.76
Weighted-average common shares outstanding—diluted	1,080.3		1,107.4		1,146.0

nm Not meaningful.

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS

While changing foreign currencies affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2010, foreign currency translation had a positive impact on consolidated operating results driven by stronger global curren-

cies, primarily the Australian Dollar and Canadian Dollar, partly offset by the weaker Euro. In 2009, foreign currency translation had a negative impact on consolidated operating results, primarily driven by the Euro, British Pound, Russian Ruble, Australian Dollar and Canadian Dollar. In 2008, foreign currency translation had a positive impact on consolidated operating results, driven by the stronger Euro and most other currencies, partly offset by the weaker British Pound.

Impact of foreign currency translation on reported results

		Reported amount		Currency translation benefit/(cost)
In millions, except per share data	2010	2009	2008	2010	2009	2008
Revenues	$24,075	$22,745	$23,522	$188	$(1,340)	$441
Company-operated margins	3,173	2,807	2,908	35	(178)	63
Franchised margins	6,464	5,985	5,731	(14)	(176)	120
Selling, general & administrative expenses	2,333	2,234	2,355	(12)	75	(21)
Operating income	7,473	6,841	6,443	13	(273)	163
Net income	4,946	4,551	4,313	13	(164)	103
Earnings per common share—diluted	4.58	4.11	3.76	0.01	(0.15)	0.09

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE

In 2010, net income and diluted earnings per common share were $4.9 billion and $4.58. Results for the year included after tax charges due to Impairment and other charges (credits), net of $25 million or $0.02 per share, primarily related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate) in conjunction with the first quarter strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. Foreign currency translation had a positive impact of $0.01 per share on diluted earnings per share for the year.

In 2009, net income and diluted earnings per common share were $4.6 billion and $4.11. Results benefited by after tax income due to Impairment and other charges (credits), net of $91 million or $0.08 per share, primarily due to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. Results also benefited by an after tax gain of $59 million or $0.05 per share due to the sale of the Company’s minority ownership interest in Redbox, reflected in Gain on sale of investment. Results were negatively impacted by $0.15 per share due to the effect of foreign currency translation.

In 2008, net income and diluted earnings per common share were $4.3 billion and $3.76. Results benefited by a $109 million or $0.09 per share after tax gain on the sale of the Company’s minority ownership interest in Pret A Manger, reflected in Gain on sale of investment.

The Company repurchased 37.8 million shares of its stock for nearly $2.7 billion in 2010 and 50.3 million shares of its stock for $2.9 billion in 2009, driving reductions of over 2% and 3% of total shares outstanding, respectively, net of stock option exercises.

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

Over the past three years, the Company has continued to optimize its restaurant ownership mix, cash flow and returns through its refranchising strategy. The shift to a greater percent-

age of franchised restaurants negatively impacted consolidated revenues as Company-operated sales shifted to franchised sales, where the Company receives rent and/or royalties based on a percent of sales.

In 2010, constant currency revenue growth was driven by positive comparable sales. The impact of refranchising on consolidated revenues lessened because the number of Company-operated restaurants sold to franchisees has declined compared with 2009 and 2008, in line with our overall strategy. In 2009, constant currency revenue growth was driven by positive comparable sales and expansion, partly offset by the impact of refranchising in certain of the Company’s major markets.

Revenues

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2010	2009	2008	2010	2009	2010	2009
Company-operated sales:
U.S.	$4,229	$4,295	$4,636	(2)%	(7)%	(2)%	(7)%
Europe	6,932	6,721	7,424	3	(9)	5	3
APMEA	4,297	3,714	3,660	16	1	9	5
Other Countries & Corporate	775	729	841	6	(13)	(3)	(7)
Total	$16,233	$15,459	$16,561	5%	(7)%	4%	0%
Franchised revenues:
U.S.	$3,883	$3,649	$3,442	6%	6%	6%	6%
Europe	2,637	2,553	2,499	3	2	8	10
APMEA	769	623	571	23	9	11	12
Other Countries & Corporate	553	461	449	20	3	16	9
Total	$7,842	$7,286	$6,961	8%	5%	8%	8%
Total revenues:
U.S.	$8,112	$7,944	$8,078	2%	(2)%	2%	(2)%
Europe	9,569	9,274	9,923	3	(7)	6	5
APMEA	5,066	4,337	4,231	17	3	9	6
Other Countries & Corporate	1,328	1,190	1,290	12	(8)	4	(2)
Total	$24,075	$22,745	$23,522	6%	(3)%	5%	2%

In the U.S., revenues in 2010 and 2009 were positively impacted by the ongoing appeal of our iconic core products and the success of new products, as well as continued focus on everyday value and convenience. New products introduced in 2010 included McCafé frappés and smoothies as well as the Angus Snack Wraps, while new products introduced in 2009 included McCafé premium coffees and the Angus Third Pounder. Refranchising activity negatively impacted revenue growth in both years.

Europe’s constant currency increases in revenues in 2010 and 2009 were primarily driven by comparable sales increases in the U.K., France and Russia (which is entirely Company-operated) as well as expansion in Russia. These increases were partly offset by the impact of refranchising activity, primarily in the U.K. in 2010 and the U.K. and Germany in 2009.

In APMEA, the constant currency increase in revenues in 2010 was primarily driven by comparable sales increases in China, Australia and most other markets. The 2009 increase was primarily driven by comparable sales increases in Australia and most other Asian markets, partly offset by negative comparable sales in China. In addition, expansion in China contributed to the increases in both years.

The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases

	2010	2009	2008
U.S.	3.8%	2.6%	4.0%
Europe	4.4	5.2	8.5
APMEA	6.0	3.4	9.0
Other Countries & Corporate	11.3	5.5	13.0
Total	5.0%	3.8%	6.9%

On a consolidated basis, comparable guest counts increased 4.9%, 1.4% and 3.1% in 2010, 2009 and 2008, respectively.

Systemwide sales increases/(decreases)

			Excluding currency translation
	2010	2009	2010	2009
U.S.	4%	3%	4%	3%
Europe	3	(2)	7	7
APMEA	15	8	7	7
Other Countries & Corporate	13		13	7
Total	7%	2%	6%	6%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

Franchised Sales

	Amount			Increase		Increase excluding currency translation
Dollars in millions	2010	2009	2008	2010	2009	2010	2009
U.S.	$28,166	$26,737	$25,351	5%	5%	5%	5%
Europe	15,049	14,573	14,282	3	2	8	10
APMEA	11,373	9,871	8,895	15	11	7	8
Other Countries & Corporate	6,559	5,747	5,604	14	3	15	9
Total	$61,147	$56,928	$54,132	7%	5%	7%	7%

RESTAURANT MARGINS

•	Franchised margins

Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about two-thirds of the combined restaurant margins in 2010, 2009 and 2008. Franchised margin dollars increased $479 million or 8% (8% in constant currencies) in 2010 and $254 million or 4% (7% in constant currencies) in 2009. Positive comparable sales were the primary driver of the constant currency growth in franchise margin dollars in both years. Refranchising activity also contributed to the constant currency growth in franchise margin dollars in 2009 and to a lesser extent in 2010.

Franchised margins

In millions	2010	2009	2008
U.S.	$3,239	$3,031	$2,867
Europe	2,063	1,998	1,965
APMEA	686	559	511
Other Countries & Corporate	476	397	388
Total	$6,464	$5,985	$5,731

Percent of revenues
U.S.	83.4%	83.1%	83.3%
Europe	78.2	78.3	78.6
APMEA	89.3	89.6	89.6
Other Countries & Corporate	86.0	86.1	86.4
Total	82.4%	82.1%	82.3%

In the U.S., the franchised margin percent increase in 2010 was primarily due to positive comparable sales. The 2009 decrease was due to additional depreciation primarily related to the Company’s investment in the beverage initiative, partly offset by positive comparable sales.

Europe’s franchised margin percent decreased in 2010 and 2009 as positive comparable sales were more than offset by higher occupancy expenses, the cost of strategic brand and sales building initiatives and the refranchising strategy.

In APMEA, the franchised margin percent decrease in 2010 was primarily driven by foreign currency translation, mostly due to the stronger Australian dollar.

The franchised margin percent in APMEA and Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $366 million or 13% (12% in constant currencies) in 2010 and decreased $101 million or 3% (increased 3% in constant currencies) in 2009. Positive comparable sales and lower commodity costs were the primary drivers of the constant currency growth in Company-operated margin dollars and percent in 2010. Positive comparable sales, partly offset by higher commodity costs, drove growth in constant currency Company-operated margin dollars and percent in 2009. In addition, refranchising activity negatively impacted Company-operated margin dollars, but benefited Company-operated margin percent in 2009 and to a lesser extent in 2010.

Company-operated margins

In millions	2010	2009	2008
U.S.	$902	$832	$856
Europe	1,373	1,240	1,340
APMEA	764	624	584
Other Countries & Corporate	134	111	128
Total	$3,173	$2,807	$2,908

Percent of sales
U.S.	21.3%	19.4%	18.5%
Europe	19.8	18.4	18.0
APMEA	17.8	16.8	15.9
Other Countries & Corporate	17.2	15.2	15.3
Total	19.6%	18.2%	17.6%

In the U.S., the Company-operated margin percent increased in 2010 due to lower commodity costs and positive comparable sales, partly offset by higher labor costs. The margin percent increased in 2009 due to positive comparable sales, partly offset by additional depreciation related to the beverage initiative and higher commodity costs. Refranchising had a positive impact on both periods.

Europe’s Company-operated margin percent increased in 2010 primarily due to positive comparable sales and lower commodity costs, partly offset by higher labor costs. The margin percent increased in 2009 primarily due to positive comparable sales, partly offset by higher commodity and labor costs. In 2009, local inflation and the impact of weaker currencies on the cost of certain imported products drove higher costs, primarily in Russia, and negatively impacted the Company-operated margin percent.

In APMEA, the Company-operated margin percent increased in 2010 primarily due to positive comparable sales and lower commodity costs, partly offset by higher occupancy & other costs and increased labor costs. The margin percent increased in 2009 due to positive comparable sales, partly offset by higher labor costs.

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

The following table seeks to illustrate the two components of our Company-operated margins. The first of these relates exclusively to restaurant operations, which we refer to as “Store operating margin.” The second relates to the value of our brand and the real estate interest we retain for which we charge rent and royalties. We refer to this component as “Brand/real estate margin.” Both Company-operated and conventional franchised restaurants are charged rent and royalties, although rent and royalties for Company-operated restaurants are eliminated in consolidation. Rent and royalties for both restaurant ownership types are based on a percentage of sales, and the actual rent percentage varies depending on the level of McDonald’s investment in the restaurant. Royalty rates may also vary by market.

As shown in the following table, in disaggregating the components of our Company-operated margins, certain costs with respect to Company-operated restaurants are reflected in Brand/real estate margin. Those costs consist of rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements and constitute a portion of occupancy & other operating expenses recorded in the Consolidated statement of income. Store operating margins reflect rent and royalty expenses, and those amounts are accounted for as income in calculating Brand/real estate margin.

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

	U.S.			Europe
Dollars in millions	2010	2009	2008	2010	2009	2008
As reported
Number of Company-operated restaurants at year end	1,550	1,578	1,782	2,005	2,001	2,024
Sales by Company-operated restaurants	$4,229	$4,295	$4,636	$6,932	$6,721	$7,424
Company-operated margin	$902	$832	$856	$1,373	$1,240	$1,340
Store operating margin
Company-operated margin	$902	$832	$856	$1,373	$1,240	$1,340
Plus:
Outside rent expense(1)	60	65	74	223	222	254
Depreciation—buildings & leasehold improvements(1)	65	70	70	105	100	110
Less:
Rent & royalties(2)	(619)	(634)	(684)	(1,335)	(1,306)	(1,435)
Store operating margin	$408	$333	$316	$366	$256	$269
Brand/real estate margin
Rent & royalties(2)	$619	$634	$684	$1,335	$1,306	$1,435
Less:
Outside rent expense(1)	(60)	(65)	(74)	(223)	(222)	(254)
Depreciation—buildings & leasehold improvements(1)	(65)	(70)	(70)	(105)	(100)	(110)
Brand/real estate margin	$494	$499	$540	$1,007	$984	$1,071

(1)	Represents certain costs recorded as occupancy & other operating expenses in the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment is made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company–operated rent and royalties (as a percentage of 2010 sales: U.S. – 14.6% and Europe – 19.3%). This adjustment is made to reflect expense in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalty rates as a percentage of sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses increased 4% (4% in constant currencies) in 2010 and decreased 5% (2% in constant currencies) in 2009. The Vancouver Winter Olympics in February and the Company’s biennial Worldwide Owner/Operator Convention in April contributed to the increase in 2010. The 2009 expenses decreased partly due to costs in 2008 related to the Beijing Summer Olympics and the Company’s biennial Worldwide Owner/Operator Convention.

Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2010	2009	2008	2010	2009	2010	2009
U.S.	$781	$751	$745	4%	1%	4%	1%
Europe	653	655	714		(8)	2
APMEA	306	276	300	10	(8)	4	(5)
Other Countries & Corporate(1)	593	552	596	7	(7)	5	(7)
Total	$2,333	$2,234	$2,355	4%	(5)%	4%	(2)%

(1)	Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general & administrative expenses as a percent of revenues were 9.7% in 2010 compared with 9.8% in 2009 and 10.0% in 2008. Selling, general & administrative expenses as a percent of Systemwide sales were 3.0% in 2010 compared with 3.1% in 2009 and 3.3% in 2008. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

The Company recorded impairment and other charges (credits), net of $29 million in 2010, ($61) million in 2009 and $6 million in 2008. Management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net

In millions, except per share data	2010	2009	2008
Europe	$1	$4	$6
APMEA	49
Other Countries & Corporate	(21)	(65)
Total	$29	$(61)	$6
After tax(1)	$25	$(91)	$4
Earnings per common share – diluted	$0.02	$(0.08)	$0.01

(1)	Certain items were not tax effected.

In 2010, the Company recorded expense of $29 million primarily related to its share of restaurant closing costs in McDonald’s Japan in conjunction with the first quarter strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

In 2009, the Company recorded income of $61 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense, net

In millions	2010	2009	2008
Gains on sales of restaurant businesses	$(79)	$(113)	$(126)
Equity in earnings of unconsolidated affiliates	(164)	(168)	(111)
Asset dispositions and other expense	45	59	72
Total	$(198)	$(222)	$(165)

•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company realized lower gains on sales of restaurant businesses in 2010 compared with 2009 and 2008 primarily as a result of selling less Company-operated restaurants to franchisees.

•	Equity in earnings of unconsolidated affiliates

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates, but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets – primarily Japan – results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. is reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Results in 2010 reflected a reduction in the number of unconsolidated affiliate restaurants worldwide partly offset by improved operating performance in Japan. Results in 2009 also reflected improved operating performance in Japan and benefited from the stronger Japanese Yen.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses.

OPERATING INCOME

Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2010	2009	2008	2010	2009	2010	2009
U.S.	$3,446	$3,232	$3,060	7%	6%	7%	6%
Europe	2,797	2,588	2,608	8	(1)	12	8
APMEA	1,200	989	819	21	21	11	23
Other Countries & Corporate	30	32	(44)	(6)	nm	(43)	nm
Total	$7,473	$6,841	$6,443	9%	6%	9%	10%

nm Not meaningful.

In the U.S., 2010 results increased due to higher combined restaurant margin dollars. Results for 2009 increased primarily due to higher franchised margin dollars.

In Europe, results for 2010 and 2009 were driven by stronger operating performance in France, Russia and the U.K.

In APMEA, 2010 results increased due to stronger results in Australia and many other markets. The Company’s share of impairment charges related to restaurant closings in Japan negatively impacted the growth rate by 4 percentage points for the year. Results for 2009 were driven primarily by strong results in Australia and expansion in China.

In Other Countries & Corporate, results for 2010 and 2009 included income of $21 million and $65 million, respectively, primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

•	Combined operating margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2010, 2009 and 2008 was 31.0%, 30.1% and 27.4%, respectively. Impairment and other charges (credits), net negatively impacted the combined operating margin by 0.2 percentage points in 2010, while positively impacting it by 0.3 percentage points in 2009.

INTEREST EXPENSE

Interest expense decreased in 2010 primarily due to lower average interest rates slightly offset by higher average debt balances. Interest expense decreased in 2009 primarily due to lower average interest rates, and to a lesser extent, weaker foreign currencies, partly offset by higher average debt levels.

NONOPERATING (INCOME) EXPENSE, NET

Nonoperating (income) expense, net

In millions	2010	2009	2008
Interest income	$(20)	$(19)	$(85)
Foreign currency and hedging activity	(2)	(32)	(5)
Other expense	44	27	12
Total	$22	$(24)	$(78)

Interest income consists primarily of interest earned on short-term cash investments. Interest income decreased in 2009 primarily due to lower average interest rates. Foreign currency and hedging activity primarily relates to net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams. Other expense primarily consists of amortization of debt issuance costs and other nonoperating income and expenses.

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

PROVISION FOR INCOME TAXES

In 2010, 2009 and 2008, the reported effective income tax rates were 29.3%, 29.8% and 30.0%, respectively.

In 2010, the effective income tax rate decreased due to higher tax benefits related to foreign operations.

In 2009, the effective income tax rate benefited by 0.7 percentage points primarily due to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.6 billion and $1.4 billion in 2010 and 2009, respectively. Substantially all of the net tax assets arose in the U.S. and other profitable markets.

ACCOUNTING CHANGES

•	Fair value measurements

In 2006, the Financial Accounting Standards Board (FASB) issued guidance on fair value measurements, codified primarily in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. The provisions of the guidance, as issued, were effective January 1, 2008. However, in February 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions related to debt and derivatives as of January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities as of January 1, 2009. The effect of adoption was not significant in either period.

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

On an ongoing basis, the Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance. The Company has concluded that consolidation of any such entities is not appropriate for the periods presented. As a result, the adoption did not have any impact on the Company’s consolidated financial statements.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $6.3 billion and exceeded capital expenditures by $4.2 billion in 2010, while cash provided by operations totaled $5.8 billion and exceeded capital expenditures by $3.8 billion in 2009. In 2010, cash provided by operations increased $591 million or 10% compared with 2009 primarily due to increased operating results. In 2009, cash provided by operations decreased $166 million or 3% compared with 2008 despite increased operating results, primarily due to higher income tax payments, higher noncash income items and the receipt of $143 million in 2008 related to the completion of an IRS examination.

Cash used for investing activities totaled $2.1 billion in 2010, an increase of $401 million compared with 2009. This reflects higher capital expenditures and lower proceeds from sales of investments and restaurant businesses. Cash used for investing activities totaled $1.7 billion in 2009, an increase of $31 million compared with 2008. This reflects lower proceeds from sales of investments, restaurant businesses and property, offset by lower capital expenditures, primarily in the U.S.

Cash used for financing activities totaled $3.7 billion in 2010, a decrease of $692 million compared with 2009, primarily due to higher net debt issuances, higher proceeds from stock option exercises and lower treasury stock purchases, partly offset by an increase in the common stock dividend. Cash used for financing activities totaled $4.4 billion in 2009, an increase of $307 million compared with 2008, primarily due to lower net debt issuances, an increase in the common stock dividend and lower proceeds from stock option exercises, partly offset by lower treasury stock purchases.

As a result of the above activity, the Company’s cash and equivalents balance increased $591 million in 2010 to $2.4 billion, compared with a decrease of $267 million in 2009. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES

In 2010, the Company opened 957 traditional restaurants and 35 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 406 traditional restaurants and 327 satellite restaurants. Of these closures, there were over 400 in McDonald’s Japan due to the strategic review of the market’s restaurant portfolio. In 2009, the Company opened 824 traditional restaurants and 44 satellite restaurants and closed 215 traditional restaurants and 142 satellite restaurants. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.

Systemwide restaurants at year end(1)

	2010	2009	2008
U.S.	14,027	13,980	13,918
Europe	6,969	6,785	6,628
APMEA	8,424	8,488	8,255
Other Countries & Corporate	3,317	3,225	3,166
Total	32,737	32,478	31,967

(1)	Includes satellite units at December 31, 2010, 2009 and 2008 as follows: U.S. – 1,112, 1,155, 1,169; Europe–239, 241, 226; APMEA (primarily Japan)–1,010, 1,263, 1,379; Other Countries & Corporate–470, 464, 447.

Approximately 65% of Company-operated restaurants and about 80% of franchised restaurants were located in the major markets at the end of 2010. About 80% of the restaurants at year-end 2010 were franchised.

Capital expenditures increased $183 million or 9% in 2010 primarily due to higher investment in new restaurants. Capital expenditures decreased $184 million or 9% in 2009 primarily due to fewer restaurant openings, lower reinvestment in existing restaurants in the U.S. and the impact of foreign currency translation. In both years, capital expenditures reflected the Company’s commitment to grow sales at existing restaurants, including reinvestment initiatives such as reimaging in many markets around the world.

Capital expenditures invested in major markets, excluding Japan, represented over 65% of the total in 2010, 2009 and 2008. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

In millions	2010	2009	2008
New restaurants	$968	$809	$897
Existing restaurants	1,089	1,070	1,152
Other(1)	78	73	87
Total capital expenditures	$2,135	$1,952	$2,136
Total assets	$31,975	$30,225	$28,462

(1)	Primarily corporate equipment and other office-related expenditures.

New restaurant investments in all years were concentrated in markets with acceptable returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.6 million in 2010.

The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2010 and 2009.

SHARE REPURCHASES AND DIVIDENDS

In 2010, the Company returned $5.1 billion to shareholders through a combination of shares repurchased and dividends paid.

Shares repurchased and dividends

In millions, except per share data	2010	2009	2008
Number of shares repurchased	37.8	50.3	69.7
Shares outstanding at year end	1,054	1,077	1,115
Dividends declared per share	$2.26	$2.05	$1.625
Dollar amount of shares repurchased	$2,649	$2,854	$3,981
Dividends paid	2,408	2,235	1,823
Total returned to shareholders	$5,057	$5,089	$5,804

In September 2009, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date. In 2009 and 2010 combined, approximately 45 million shares have been repurchased for $3.1 billion under this program. This program replaced the $10 billion share repurchase program that the Company’s Board of Directors approved in September 2007.

The Company has paid dividends on its common stock for 35 consecutive years and has increased the dividend amount every year. The 2010 full year dividend of $2.26 per share reflects the quarterly dividend paid for each of the first three quarters of $0.55 per share, with an increase to $0.61 per share paid in the fourth quarter. This 11% increase in the quarterly dividend equates to a $2.44 per share annual dividend rate and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS

Total assets increased $1.8 billion or 6% in 2010. Excluding the effect of changes in foreign currency exchange rates, total assets increased $1.7 billion in 2010. Over 70% of total assets were in major markets at year-end 2010. Net property and equipment increased $529 million in 2010 and represented about 70% of total assets at year end. Excluding the effect of changes in foreign currency exchange rates, net property and equipment increased $719 million primarily due to capital expenditures, partly offset by depreciation.

Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

Returns on assets and equity

	2010	2009	2008
Return on average assets	24.7%	23.4%	21.8%
Return on average common equity	35.3	34.0	30.6

In 2010, 2009 and 2008, return on average assets and return on average common equity benefited from strong global operating results. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by 1.9 percentage points, 2.0 percentage points and 1.9 percentage points in 2010, 2009 and 2008, respectively.

FINANCING AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2010 totaled $11.5 billion, compared with $10.6 billion at December 31, 2009. The net increase in 2010 was primarily due to net issuances of $787 million and changes in exchange rates on foreign currency denominated debt of $140 million.

Debt highlights(1)

	2010	2009	2008
Fixed-rate debt as a percent of total debt(2,3)	66%	68%	72%
Weighted-average annual interest rate of total debt(3)	4.3	4.5	5.0
Foreign currency-denominated debt as a percent of total debt(2)	41	43	45
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)	44	43	43
Cash provided by operations as a percent of total debt(2)	55	55	59

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of fair value hedging adjustments. This effect is excluded as these adjustments have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate exchange agreements.

Fitch, Standard & Poor’s and Moody’s currently rate, with a stable outlook, the Company’s commercial paper F1, A-1 and P-1, respectively; and its long-term debt A, A and A2, respectively.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2010, the Company has $3 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to registered debt securities on a U.S. shelf registration statement and a Global Medium-Term Notes program, the Company has $1.3 billion available under committed line of credit agreements as well as authority to issue commercial paper in the U.S. and Global market (see Debt financing note to the consolidated financial statements). Debt maturing in 2011 is approximately $601 million of long-term corporate debt. In 2011, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. The Company also has $595 million of foreign currency bank line borrowings outstanding at year-end 2010.

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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate exchange agreements and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $4.7 billion and $4.5 billion for the years ended December 31, 2010 and 2009, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2010, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

In millions of U.S. Dollars	2010	2009
Euro	$5,465	$5,151
Australian Dollars	2,075	1,460
Canadian Dollars	1,123	981
Russian Ruble	589	501
British Pounds Sterling	547	679

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2010 levels nor a 10% adverse change in foreign currency rates from 2010 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2010. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2011	$1,200	$8	$2,349
2012	1,116	2,212	2,289
2013	1,034	1,007	2,216
2014	926	708	2,120
2015	827	675	2,001
Thereafter	6,018	6,818	15,379
Total	$11,121	$11,428	$26,354

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.2 billion, as they are supported by a long-term line of credit agreement expiring in March 2012. Debt obligations do not include $77 million of noncash fair value hedging adjustments or $201 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. At December 31, 2010, total liabilities for the supplemental plans were $439 million. In addition, total liabilities for international retirement plans were $153 million and the Company recorded gross unrecognized tax benefits of $573 million.

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

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period.

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

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. In 2010, the Internal Revenue Service (IRS) concluded its field examination of the Company’s U.S. federal income tax returns for 2007 and 2008. As part of this exam, the Company resolved proposed adjustments related to transfer pricing matters that were previously received from the IRS. The tax provision impact associated with the completion of this field examination was not significant. The Company continues to disagree with the IRS’ proposed adjustments related to certain foreign tax credits of about $400 million, excluding interest and potential penalties. The Company continues to believe that these adjustments are not justified, and intends to pursue all available remedies. The Company cannot predict with certainty the timing of resolution; however, the Company does not believe the resolution will have a material impact on its results of operations or cash flows. During 2008, the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns was completed. The tax provision impact associated with the completion of this examination was not significant. The IRS examination of the Company’s 2009 and 2010 U.S. federal income tax returns is expected to begin in 2011.

Deferred U.S. income taxes have not been recorded for temporary differences totaling $11.0 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

EFFECTS OF CHANGING PRICES—INFLATION

The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

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

The denominator is the weighted-average adjusted cash used for investing activities during the applicable one- or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less cash generated from investing activities related to the Boston Market, Latin America developmental license, Pret A Manger and Redbox transactions. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2010 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2010 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2009 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2010 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2009 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows (dollars in millions):

One-year ROIIC Calculation

Years ended December 31,	2010	2009	Incremental change
NUMERATOR:
Operating income	$7,473.1	$6,841.0	$632.1
Depreciation and amortization	1,276.2	1,216.2	60.0
Currency translation(1)			(22.2)
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$669.9
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(2)			$1,821.1
Currency translation(1)			(26.5)
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$1,794.6
One-year ROIIC(3)			37.3%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)	Represents one-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the two-year period ended December 31, 2010.

	Years ended December 31,
	2009	2010
Cash used for investing activities	$1,655.3	$2,056.0
Less: Cash generated from investing activities related to Redbox transaction	(144.9)
Adjusted cash used for investing activities	$1,800.2	$2,056.0
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(3)	The impact of impairment and other charges (credits), net between 2010 and 2009 negatively impacted the one-year ROIIC by 4.3 percentage points.

Three-year ROIIC Calculation

Years ended December 31,	2010	2007	Incremental change
NUMERATOR:
Operating income	$7,473.1	$3,879.0	$3,594.1
Depreciation and amortization(4)	1,276.2	1,192.8	83.4
Latin America developmental license transaction(5)		1,665.3	(1,665.3)
Currency translation(6)			137.8
Incremental adjusted operating income plus depreciation and amortization (at constant foreign exchange rates)			$2,150.0
DENOMINATOR:
Weighted–average adjusted cash used for investing activities(7)			$5,626.3
Currency translation(6)			(17.9)
Weighted–average adjusted cash used for investing activities (at constant foreign exchange rates)			$5,608.4
Three-year ROIIC(8)			38.3%

(4)	Represents depreciation and amortization from continuing operations.

(5)	Represents impairment charges as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee.

(6)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(7)	Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2010.

	Years ended December 31,
	2007	2008	2009	2010
Cash used for investing activities	$1,150.1	$1,624.7	$1,655.3	$2,056.0
Less: Cash generated from investing activities related to
Boston Market transaction	(184.3)
Latin America developmental license transaction	(647.5)
Pret A Manger transaction		(229.4)
Redbox transaction			(144.9)
Adjusted cash used for investing activities	$1,981.9	$1,854.1	$1,800.2	$2,056.0
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(8)	The impact of impairment and other charges (credits), net between 2010 and 2007 did not impact the three-year ROIIC.

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2011. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 22 of the Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2010	2009	2008
REVENUES
Sales by Company-operated restaurants	$16,233.3	$15,458.5	$16,560.9
Revenues from franchised restaurants	7,841.3	7,286.2	6,961.5
Total revenues	24,074.6	22,744.7	23,522.4
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,300.1	5,178.0	5,586.1
Payroll & employee benefits	4,121.4	3,965.6	4,300.1
Occupancy & other operating expenses	3,638.0	3,507.6	3,766.7
Franchised restaurants–occupancy expenses	1,377.8	1,301.7	1,230.3
Selling, general & administrative expenses	2,333.3	2,234.2	2,355.5
Impairment and other charges (credits), net	29.1	(61.1)	6.0
Other operating (income) expense, net	(198.2)	(222.3)	(165.2)
Total operating costs and expenses	16,601.5	15,903.7	17,079.5
Operating income	7,473.1	6,841.0	6,442.9
Interest expense–net of capitalized interest of $12.0, $11.7 and $12.3	450.9	473.2	522.6
Nonoperating (income) expense, net	21.9	(24.3)	(77.6)
Gain on sale of investment		(94.9)	(160.1)
Income before provision for income taxes	7,000.3	6,487.0	6,158.0
Provision for income taxes	2,054.0	1,936.0	1,844.8
Net income	$ 4,946.3	$4,551.0	$4,313.2
Earnings per common share–basic	$ 4.64	$4.17	$3.83
Earnings per common share–diluted	$ 4.58	$4.11	$3.76
Dividends declared per common share	$ 2.26	$2.05	$1.625
Weighted-average shares outstanding–basic	1,066.0	1,092.2	1,126.6
Weighted-average shares outstanding–diluted	1,080.3	1,107.4	1,146.0

See Notes to consolidated financial statements.

Consolidated Balance Sheet

In millions, except per share data	December 31, 2010	2009
ASSETS
Current assets
Cash and equivalents	$ 2,387.0	$1,796.0
Accounts and notes receivable	1,179.1	1,060.4
Inventories, at cost, not in excess of market	109.9	106.2
Prepaid expenses and other current assets	692.5	453.7
Total current assets	4,368.5	3,416.3
Other assets
Investments in and advances to affiliates	1,335.3	1,212.7
Goodwill	2,586.1	2,425.2
Miscellaneous	1,624.7	1,639.2
Total other assets	5,546.1	5,277.1
Property and equipment
Property and equipment, at cost	34,482.4	33,440.5
Accumulated depreciation and amortization	(12,421.8)	(11,909.0)
Net property and equipment	22,060.6	21,531.5
Total assets	$ 31,975.2	$30,224.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 943.9	$636.0
Income taxes	111.3	202.4
Other taxes	275.6	277.4
Accrued interest	200.7	195.8
Accrued payroll and other liabilities	1,384.9	1,659.0
Current maturities of long-term debt	8.3	18.1
Total current liabilities	2,924.7	2,988.7
Long-term debt	11,497.0	10,560.3
Other long-term liabilities	1,586.9	1,363.1
Deferred income taxes	1,332.4	1,278.9
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,196.4	4,853.9
Retained earnings	33,811.7	31,270.8
Accumulated other comprehensive income	752.9	747.4
Common stock in treasury, at cost; 607.0 and 583.9 million shares	(25,143.4)	(22,854.8)
Total shareholders’ equity	14,634.2	14,033.9
Total liabilities and shareholders’ equity	$ 31,975.2	$30,224.9

See Notes to consolidated financial statements.

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2010	2009	2008
Operating activities
Net income	$ 4,946.3	$4,551.0	$4,313.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,276.2	1,216.2	1,207.8
Deferred income taxes	(75.7)	203.0	101.5
Impairment and other charges (credits), net	29.1	(61.1)	6.0
Gain on sale of investment		(94.9)	(160.1)
Share-based compensation	83.1	112.9	112.5
Other	211.6	(347.1)	90.5
Changes in working capital items:
Accounts receivable	(50.1)	(42.0)	16.1
Inventories, prepaid expenses and other current assets	(50.8)	1.0	(11.0)
Accounts payable	(39.8)	(2.2)	(40.1)
Income taxes	54.9	212.1	195.7
Other accrued liabilities	(43.2)	2.1	85.1
Cash provided by operations	6,341.6	5,751.0	5,917.2
Investing activities
Property and equipment expenditures	(2,135.5)	(1,952.1)	(2,135.7)
Purchases of restaurant businesses	(183.4)	(145.7)	(147.0)
Sales of restaurant businesses and property	377.9	406.0	478.8
Proceeds on sale of investment		144.9	229.4
Other	(115.0)	(108.4)	(50.2)
Cash used for investing activities	(2,056.0)	(1,655.3)	(1,624.7)
Financing activities
Net short-term borrowings	3.1	(285.4)	266.7
Long-term financing issuances	1,931.8	1,169.3	3,477.5
Long-term financing repayments	(1,147.5)	(664.6)	(2,698.5)
Treasury stock purchases	(2,698.5)	(2,797.4)	(3,919.3)
Common stock dividends	(2,408.1)	(2,235.5)	(1,823.4)
Proceeds from stock option exercises	463.1	332.1	548.2
Excess tax benefit on share-based compensation	128.7	73.6	124.1
Other	(1.3)	(13.1)	(89.8)
Cash used for financing activities	(3,728.7)	(4,421.0)	(4,114.5)
Effect of exchange rates on cash and equivalents	34.1	57.9	(95.9)
Cash and equivalents increase (decrease)	591.0	(267.4)	82.1
Cash and equivalents at beginning of year	1,796.0	2,063.4	1,981.3
Cash and equivalents at end of year	$ 2,387.0	$1,796.0	$2,063.4
Supplemental cash flow disclosures
Interest paid	$ 457.9	$468.7	$507.8
Income taxes paid	1,708.5	1,683.5	1,294.7

See Notes to consolidated financial statements.

Consolidated Statement of Shareholders’ Equity

In millions, except per share data	Common stock issued		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
					Pensions	Deferred hedging adjustment	Foreign currency translation
	Shares	Amount						Shares	Amount
Balance at December 31, 2007	1,660.6	$16.6	$4,226.7	$26,461.5	$(37.7)	$0.7	$1,374.4	(495.3)	$(16,762.4)	$15,279.8
Net income				4,313.2						4,313.2
Translation adjustments (including tax benefits of $190.4)							(1,223.0)			(1,223.0)
Adjustments to cash flow hedges (including taxes of $29.9)						47.3				47.3
Adjustments related to pensions (including tax benefits of $29.4)					(60.4)					(60.4)
Comprehensive income										3,077.1
Common stock cash dividends ($1.625 per share)				(1,823.4)						(1,823.4)
Treasury stock purchases								(69.7)	(3,980.9)	(3,980.9)
Share-based compensation			109.6							109.6
Stock option exercises and other (including tax benefits of $169.0)			263.9	2.6				19.7	453.9	720.4
Balance at December 31, 2008	1,660.6	16.6	4,600.2	28,953.9	(98.1)	48.0	151.4	(545.3)	(20,289.4)	13,382.6
Net income				4,551.0						4,551.0
Translation adjustments (including taxes of $47.2)							714.1			714.1
Adjustments to cash flow hedges (including tax benefits of $18.6)						(31.5)				(31.5)
Adjustments related to pensions (including tax benefits of $25.0)					(36.5)					(36.5)
Comprehensive income										5,197.1
Common stock cash dividends ($2.05 per share)				(2,235.5)						(2,235.5)
Treasury stock purchases								(50.3)	(2,854.1)	(2,854.1)
Share-based compensation			112.9							112.9
Stock option exercises and other (including tax benefits of $93.3)			140.8	1.4				11.7	288.7	430.9
Balance at December 31, 2009	1,660.6	16.6	4,853.9	31,270.8	(134.6)	16.5	865.5	(583.9)	(22,854.8)	14,033.9
Net income				4,946.3						4,946.3
Translation adjustments (including tax benefits of $52.2)							(3.0)			(3.0)
Adjustments to cash flow hedges (including tax benefits of $1.1)						(1.5)				(1.5)
Adjustments related to pensions (including taxes of $3.5)					10.0					10.0
Comprehensive income										4.951.8
Common stock cash dividends ($2.26 per share)				(2,408.1)						(2,408.1)
Treasury stock purchases								(37.8)	(2,648.5)	(2,648.5)
Share-based compensation			83.1							83.1
Stock option exercises and other (including tax benefits of $146.1)			259.4	2.7				14.7	359.9	622.0
Balance at December 31, 2010	1,660.6	$16.6	$5,196.4	$33,811.7	$(124.6)	$15.0	$862.5	(607.0)	$(25,143.4)	$14,634.2

See Notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

NATURE OF BUSINESS

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and foreign affiliates and developmental licensees under license agreements.

The following table presents restaurant information by ownership type:

Restaurants at December 31,	2010	2009	2008
Conventional franchised	19,279	19,020	18,402
Developmental licensed	3,485	3,160	2,926
Foreign affiliated	3,574	4,036	4,137
Franchised	26,338	26,216	25,465
Company-operated	6,399	6,262	6,502
Systemwide restaurants	32,737	32,478	31,967

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

On an ongoing basis, the Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance. The Company has concluded that consolidation of any such entity is not appropriate for the periods presented. As a result, the adoption did not have any impact on the Company’s consolidated financial statements.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and foreign affiliates.

Sales by Company-operated restaurants are recognized on a cash basis. The Company presents sales net of sales tax and other sales-related taxes. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to foreign affiliates and developmental licensees include a royalty based on a percent of sales, and may include initial fees. Continuing rent and royalties are recognized in the period earned. Initial fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement.

FOREIGN CURRENCY TRANSLATION

Generally, the functional currency of operations outside the U.S. is the respective local currency.

ADVERTISING COSTS

Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2010–$687.0; 2009–$650.8; 2008–$703.4. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2010–$94.5; 2009–$94.7; 2008–$79.2. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.

SHARE-BASED COMPENSATION

Share-based compensation includes the portion vesting of all share-based payments granted based on the grant date fair value.

Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2010	2009	2008
Share-based compensation expense	$83.1	$112.9	$112.5
After tax	$56.2	$76.1	$75.1
Earnings per common share-diluted	$0.05	$0.07	$0.07

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2010, there was $90.4 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2010, 2009 and 2008 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2010	2009	2008
Expected dividend yield	3.5%	3.2%	2.6%
Expected stock price volatility	22.1%	24.4%	24.9%
Risk-free interest rate	2.8%	2.0%	3.0%
Expected life of options In years	6.2	6.2	6.2
Fair value per option granted	$9.90	$9.66	$11.85

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include option periods; and equipment–three to 12 years.

GOODWILL

Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company’s goodwill primarily results from purchases of McDonald’s restaurants from franchisees and ownership increases in subsidiaries or affiliates, and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit (defined as each individual country).

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

The following table presents the 2010 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2009	$1,151.6	$790.7	$346.4	$136.5	$2,425.2
Net restaurant purchases (sales)	60.4	23.0	2.2	48.5	134.1
Acquisition of subsidiaries/affiliates				9.7	9.7
Currency translation		(28.2)	36.4	8.9	17.1
Balance at December 31, 2010	$1,212.0	$785.5	$385.0	$203.6	$2,586.1

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

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

FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, and certain non-financial assets and liabilities on a nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2010
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$722.5				$722.5
Investments	131.6	*			131.6
Derivative receivables	104.4	*	$88.5		192.9
Total assets at fair value	$958.5		$88.5		$1,047.0
Derivative payables			$(8.4)		$(8.4)
Total liabilities at fair value			$(8.4)		$(8.4)

December 31, 2009
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$455.8				$455.8
Investments	115.7	*			115.7
Derivative receivables	79.6	*	$94.5		174.1
Total assets at fair value	$651.1		$94.5		$745.6
Derivative payables			$(7.0)		$(7.0)
Total liabilities at fair value			$(7.0)		$(7.0)

*	Includes long-term investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2010, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2010, the fair value of the Company’s debt obligations was estimated at $12.5 billion, compared to a carrying amount of $11.5 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices and are similar to Level 2 inputs within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into equity derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses forward foreign currency exchange agreements and foreign currency exchange agreements to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these derivatives are recognized immediately in nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
In millions	Balance Sheet Classification	2010	2009	Balance Sheet Classification	2010	2009
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$7.5	$13.5	Accrued payroll and other liabilities	$(4.6)	$(0.1)
Interest rate	Prepaid expenses and other current assets	0.5	1.4
Foreign currency	Miscellaneous other assets		5.4
Interest rate	Miscellaneous other assets	72.1	67.3	Other long-term liabilities	(0.3)	(3.4)
Total derivatives designated as hedging instruments		$80.1	$87.6		$(4.9)	$(3.5)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$6.0	$9.3	Accrued payroll and other liabilities	$(3.8)	$(5.4)
Equity	Prepaid expenses and other current assets	104.4
Equity	Miscellaneous other assets		79.6
Foreign currency	Miscellaneous other assets	2.7		Other long-term liabilities		(0.5)
Total derivatives not designated as hedging instruments		$113.1	$88.9		$(3.8)	$(5.9)
Total derivatives[1]		$193.2	$176.5		$(8.7)	$(9.4)

1	The fair value of derivatives is presented on a gross basis. Accordingly, the 2010 and 2009 total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note, because that disclosure reflects netting adjustments of $0.3 million and $2.4 million.

The following table presents the pretax amounts affecting income and OCI for the years ended December 31, 2010 and 2009, respectively:

In millions

Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		(Gain) Loss Recognized in Income on Related Hedged Items
	2010	2009			2010	2009
Interest rate	$(7.0)	$17.3	Fixed-rate debt		$7.0	$(17.3)

Derivatives in Cash Flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2010	2009	2010	2009	2010	2009
Foreign currency	$(11.2)	$3.4	$(13.4)	$(48.3)	$25.1	$27.0
Interest rate(1)		(2.1)	(0.9)	(2.1)	(0.3)
Total	$(11.2)	$1.3	$(14.3)	$(50.4)	$24.8	$27.0

Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative
	2010	2009		2010	2009
Foreign currency denominated debt	$144.3	$51.3	Foreign currency	$(16.4)	$(12.2)
Foreign currency derivatives	4.3		Equity(2)	(18.8)	(2.4)
Total	$148.6	$51.3	Total	$(35.2)	$(14.6)

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.

(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the year ended December 31, 2010. A total of $2.3 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges typically cover the next 12-15 months for certain exposures and are denominated in various currencies. As of December 31, 2010, the Company had derivatives outstanding with an equivalent notional amount of $434.4 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $1.5 million and $31.5 million for the years ended December 31, 2010 and 2009, respectively. Based on interest rates and foreign currency exchange rates at December 31, 2010, no significant amount of the $15.0 million in cumulative deferred hedging gains, after tax, at December 31, 2010, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2010, a total of $3.5 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2010 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2010, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

INCOME TAX UNCERTAINTIES

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled.

The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

PER COMMON SHARE INFORMATION

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2010–14.3; 2009–15.2; 2008– 19.4. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2010–0.0; 2009–0.7; 2008–0.6.

The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in earnings per share.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2010	2009
Land	$ 5,200.5	$5,048.3
Buildings and improvements on owned land	12,399.4	12,119.0
Buildings and improvements on leased land	11,732.0	11,347.9
Equipment, signs and seating	4,608.5	4,422.9
Other	542.0	502.4
	34,482.4	33,440.5
Accumulated depreciation and amortization	(12,421.8)	(11,909.0)
Net property and equipment	$ 22,060.6	$21,531.5

Depreciation and amortization expense was (in millions): 2010–$1,200.4; 2009–$1,160.8; 2008–$1,161.6.

Impairment and Other Charges (Credits), Net

In millions, except per share data	2010	2009	2008
Europe	$1.6	$4.3	$6.0
APMEA	48.5	(0.2)
Other Countries & Corporate	(21.0)	(65.2)
Total	$29.1	$(61.1)	$6.0
After tax(1)	$24.6	$(91.4)	$3.5
Earnings per common share—diluted	$0.02	$(0.08)	$0.01

(1)	Certain items were not tax effected.

In 2010, the Company recorded after tax charges of $39.3 million related to its share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate) in conjunction with the first quarter strategic review of the market’s restaurant portfolio. These actions were designed to enhance the brand image, overall profitability and returns of the market. The Company also recorded pretax income of $21.0 million related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

In 2009, the Company recorded pretax income of $65.2 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

Other Operating (Income) Expense, Net

In millions	2010	2009	2008
Gains on sales of restaurant businesses	$(79.4)	$(113.3)	$(126.5)
Equity in earnings of unconsolidated affiliates	(164.3)	(167.8)	(110.7)
Asset dispositions and other expense	45.5	58.8	72.0
Total	$(198.2)	$(222.3)	$(165.2)

•	Gains on sales of restaurant businesses

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

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc., the majority owner, for total consideration of $139.8 million. In connection with the sale, in first quarter 2009, the Company received initial consideration valued at $51.6 million consisting of 1.5 million shares of Coinstar common stock at an agreed to value of $41.6 million and $10 million in cash with the balance of the purchase price deferred. In subsequent quarters of 2009, the Company sold all of its holdings in the Coinstar common stock for $46.8 million and received $88.2 million in cash from Coinstar as final consideration. As a result of the transaction, the Company recognized a nonoperating pretax gain of $94.9 million (after tax–$58.8 million or $0.05 per share).

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

In connection with the sale in 2007 of its businesses in 18 countries in Latin America and the Caribbean to a developmental licensee organization, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected on McDonald’s Consolidated balance sheet (2010 and 2009: other long-term liabilities–$49.6 million and $71.8 million, respectively; 2010 and 2009: accrued payroll and other liabilities–$28.4 million and $25.3 million, respectively). The change in the total balance was primarily a result of the resolution of certain of these liabilities.

The Company believes any other matters currently being reviewed will not have a material adverse effect on its financial condition or results of operation.

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

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the consolidated financial statements for periods prior to purchase and sale.

Revenues from franchised restaurants consisted of:

In millions	2010	2009	2008
Rents	$5,198.4	$4,841.0	$4,612.8
Royalties	2,579.2	2,379.8	2,275.7
Initial fees	63.7	65.4	73.0
Revenues from franchised restaurants	$7,841.3	$7,286.2	$6,961.5

Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2011	$1,244.4	$1,104.6	$2,349.0
2012	1,213.7	1,075.6	2,289.3
2013	1,177.1	1,038.5	2,215.6
2014	1,132.6	986.9	2,119.5
2015	1,075.3	926.1	2,001.4
Thereafter	8,664.2	6,715.1	15,379.3
Total minimum payments	$14,507.3	$11,846.8	$26,354.1

At December 31, 2010, net property and equipment under franchise arrangements totaled $13.4 billion (including land of $3.9 billion) after deducting accumulated depreciation and amortization of $6.7 billion.

Leasing Arrangements

At December 31, 2010, the Company was the lessee at 13,957 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2011	$1,124.1	$76.4	$1,200.5
2012	1,054.7	60.9	1,115.6
2013	986.7	47.5	1,034.2
2014	885.5	40.4	925.9
2015	797.4	29.6	827.0
Thereafter	5,823.6	194.5	6,018.1
Total minimum payments	$10,672.0	$449.3	$11,121.3

The following table provides detail of rent expense:

In millions	2010	2009	2008
Company-operated restaurants:
U.S.	$60.4	$65.2	$73.7
Outside the U.S.	545.0	506.9	532.0
Total	605.4	572.1	605.7
Franchised restaurants:
U.S.	409.7	393.9	374.7
Outside the U.S.	463.5	431.4	409.4
Total	873.2	825.3	784.1
Other	98.1	98.9	101.8
Total rent expense	$1,576.7	$1,496.3	$1,491.6

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2010–$142.5; 2009–$129.6; 2008–$130.2. Franchised restaurants: 2010–$167.3; 2009–$154.7; 2008–$143.5.

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2010	2009	2008
U.S.	$2,763.0	$2,700.4	$2,769.4
Outside the U.S.	4,237.3	3,786.6	3,388.6
Income before provision for income taxes	$7,000.3	$6,487.0	$6,158.0

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2010	2009	2008
U.S. federal	$1,127.1	$792.0	$808.4
U.S. state	161.1	152.1	134.7
Outside the U.S.	841.5	788.9	800.2
Current tax provision	2,129.7	1,733.0	1,743.3
U.S. federal	(66.8)	186.9	75.6
U.S. state	13.8	8.6	28.7
Outside the U.S.	(22.7)	7.5	(2.8)
Deferred tax provision (benefit)	(75.7)	203.0	101.5
Provision for income taxes	$2,054.0	$1,936.0	$1,844.8

Net deferred tax liabilities consisted of:

In millions	December 31, 2010	2009
Property and equipment	$ 1,655.2	$1,609.4
Other	489.8	419.1
Total deferred tax liabilities	2,145.0	2,028.5
Property and equipment	(352.4)	(287.7)
Employee benefit plans	(356.4)	(311.0)
Intangible assets	(268.6)	(289.3)
Deferred foreign tax credits	(310.7)	(152.8)
Capital loss carryforwards	(37.5)	(50.9)
Operating loss carryforwards	(56.8)	(65.7)
Indemnification liabilities	(36.5)	(43.5)
Other	(284.0)	(334.3)
Total deferred tax assets before valuation allowance	(1,702.9)	(1,535.2)
Valuation allowance	104.7	118.1
Net deferred tax liabilities	$ 546.8	$611.4
Balance sheet presentation:
Deferred income taxes	$ 1,332.4	$1,278.9
Other assets–miscellaneous	(590.4)	(541.2)
Current assets–prepaid expenses and other current assets	(195.2)	(126.3)
Net deferred tax liabilities	$ 546.8	$611.4

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.6	1.6	1.8
Benefits and taxes related to foreign operations	(6.9)	(6.3)	(6.4)
Other, net	(0.4)	(0.5)	(0.4)
Effective income tax rates	29.3%	29.8%	30.0%

As of December 31, 2010 and 2009, the Company’s gross unrecognized tax benefits totaled $572.6 million and $492.0 million, respectively. After considering the deferred tax accounting impact, it is expected that about $390 million of the total as of December 31, 2010 would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2010	2009
Balance at January 1	$492.0	$272.5
Decreases for positions taken in prior years	(27.1)	(16.4)
Increases for positions taken in prior years	53.3	21.8
Increases for positions related to the current year
Increases with deferred tax offset	16.3	83.9
Other increases	85.7	178.0
Settlements with taxing authorities	(17.4)	(20.8)
Lapsing of statutes of limitations	(30.2)	(27.0)
Balance at December 31(1)(2)	$572.6	$492.0

(1)	This balance is before consideration of the deferred tax accounting offsets

(2)	Of the 2010 balance, $435.9 is included in long-term liabilities, $115.2 is included in income taxes payable, and $21.5 is included in deferred income taxes on the Consolidated balance sheet. Of the 2009 balance, $285.6 is included in long-term liabilities and $206.4 is included in deferred income taxes on the Consolidated balance sheet.

In 2010, the Internal Revenue Service (IRS) concluded its field examination of the Company’s U.S. federal income tax returns for 2007 and 2008. As part of this exam, the Company has resolved proposed adjustments related to transfer pricing matters that were previously received from the IRS. The tax provision impact associated with the completion of this field examination was not significant. The Company continues to disagree with the IRS’ proposed adjustments related to certain foreign tax credits of about $400 million, excluding interest and potential penalties. The Company continues to believe that these adjustments are not justified, and intends to pursue all available remedies. While the Company cannot predict with certainty the timing of resolution, we do not believe that it is reasonably possible that these issues will be settled in the next twelve months. The Company does not believe the resolution will have a material impact on its results of operations or cash flows. Excluding these adjustments, it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $25 million to $40 million. This decrease would result from the expiration of the statute of limitations and the completion of tax audits in multiple tax jurisdictions.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

The continuing practice of the Company is to recognize interest and penalties related to income tax matters in the provision for income taxes. The Company had $44.4 million and $18.7 million accrued for interest and penalties at December 31, 2010 and 2009, respectively. The Company recognized interest and penalties related to tax matters of $29.0 million in 2010, $1.5 million in 2009, and $13.7 million in 2008.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $11.0 billion at December 31, 2010 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Segment and Geographic Information

The Company operates in the global restaurant industry and manages its business as distinct geographic segments. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general & administrative expenses are included in Other Countries & Corporate and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

In millions	2010		2009		2008
U.S.	$8,111.6		$7,943.8		$8,078.3
Europe	9,569.2		9,273.8		9,922.9
APMEA	5,065.5		4,337.0		4,230.8
Other Countries & Corporate	1,328.3		1,190.1		1,290.4
Total revenues	$24,074.6		$22,744.7		$23,522.4
U.S.	$3,446.5		$3,231.7		$3,059.7
Europe	2,796.8		2,588.1		2,608.0
APMEA	1,199.9	(1)	989.5		818.8
Other Countries & Corporate	29.9	(2)	31.7	(3)	(43.6)
Total operating income	$7,473.1		$6,841.0		$6,442.9
U.S.	$10,467.7		$10,429.3		$10,356.7
Europe	11,360.7		11,494.4		10,532.7
APMEA	5,374.0		4,409.0		4,074.6
Other Countries & Corporate	4,772.8		3,892.2		3,497.5
Total assets	$31,975.2		$30,224.9		$28,461.5
U.S.	$530.5		$659.4		$837.4
Europe	978.5		859.3		864.1
APMEA	493.1		354.6		360.6
Other Countries & Corporate	133.4		78.8		73.6
Total capital expenditures	$2,135.5		$1,952.1		$2,135.7
U.S.	$433.0		$423.8		$400.9
Europe	500.5		483.2		506.3
APMEA	232.4		202.9		193.4
Other Countries & Corporate	110.3		106.3		107.2
Total depreciation and amortization	$1,276.2		$1,216.2		$1,207.8

(1)	Includes expense due to Impairment and other charges (credits), net of $39.3 million related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate).

(2)	Includes income due to Impairment and other charges (credits), net of $21.0 million related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(3)	Includes income due to Impairment and other charges (credits), net of $65.2 million primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Total long-lived assets, primarily property and equipment, were (in millions) – Consolidated: 2010–$26,700.9; 2009–$25,896.1; 2008–$24,385.8;. U.S. based: 2010–$10,430.2; 2009–$10,376.4; 2008–$10,389.7.

Debt Financing

LINE OF CREDIT AGREEMENTS

At December 31, 2010, the Company had a $1.3 billion line of credit agreement expiring in March 2012 with fees of 0.05% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company including certain subsidiaries outside the U.S. had unused lines of credit totaling $952.0 million at December 31, 2010; these lines of credit were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.

The weighted-average interest rate of short-term borrowings was 4.3% at December 31, 2010 (based on $595.0 million of foreign currency bank line borrowings) and 4.1% at December 31, 2009 (based on $598.7 million of foreign currency bank line borrowings).

DEBT OBLIGATIONS

The Company has incurred debt obligations principally through public and private offerings and bank loans. There are no provi-

sions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Certain of the Company’s debt obligations contain cross-acceleration provisions, and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The Company has no current plans to retire a significant amount of its debt prior to maturity.

ESOP LOANS

Borrowings related to the leveraged Employee Stock Ownership Plan (ESOP) at December 31, 2010, which include $47.7 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $41.7 million and $48.4 million at December 31, 2010 and 2009, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

The following table summarizes the Company’s debt obligations. (Interest rates and debt amounts reflected in the table include the effects of interest rate exchange agreements.)

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2010	2009	2010	2009
Fixed		5.4%	5.6%	$5,318.0	$4,677.6
Floating		3.0	2.9	1,390.0	1,300.0
Total U.S. Dollars	2011-2040			6,708.0	5,977.6
Fixed		4.8	4.8	737.5	932.6
Floating		2.2	1.8	753.4	683.9
Total Euro	2011-2017			1,490.9	1,616.5
Total British Pounds Sterling-Fixed	2020-2032	6.0	6.0	700.7	726.2
Fixed		2.1	2.0	338.7	488.6
Floating		0.5	1.0	985.4	537.0
Total Japanese Yen	2011-2030			1,324.1	1,025.6
Fixed		2.5	2.7	451.6	359.6
Floating		4.1	3.8	752.6	793.3
Total other currencies(2)	2011-2021			1,204.2	1,152.9
Debt obligations before fair value adjustments(3)				11,427.9	10,498.8
Fair value adjustments(4)				77.4	79.6
Total debt obligations(5)				$11,505.3	$10,578.4

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs, Chinese Renminbi and Korean Won.

(3)	Aggregate maturities for 2010 debt balances, before fair value adjustments, were as follows (in millions): 2011–$8.3; 2012–$2,212.4; 2013–$1,006.4; 2014-$707.9; 2015-$675.2; Thereafter–$6,817.7. These amounts include a reclassification of short-term obligations totaling $1.2 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in March 2012.

(4)	The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities. A portion ($5.1 million) of the adjustments at December 31, 2010 related to interest rate exchange agreements that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(5)	Includes notes payable, current maturities of long-term debt and long-term debt included on the Consolidated balance sheet. The increase in debt obligations from December 31, 2009 to December 31, 2010 was primarily due to (in millions): net issuances ($787.4) and changes in exchange rates on foreign currency denominated debt ($140.1).

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 70.9 million at December 31, 2010, including 31.2 million available for future grants.

STOCK OPTIONS

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 5.8 million options outstanding at December 31, 2010) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $500.8 million, $302.5 million and $549.5 million, respectively. Cash received from stock options exercised during 2010 was $463.1 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $139.0 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

A summary of the status of the Company’s stock option grants as of December 31, 2010, 2009 and 2008, and changes during the years then ended, is presented in the following table:

	2010				2009			2008
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	47.8	$38.16			53.4	$34.88	67.5	$31.85
Granted	4.5	63.26			5.6	56.94	5.3	56.55
Exercised	(13.6)	33.84			(10.7)	31.17	(18.7)	29.97
Forfeited/expired	(1.3)	46.03			(0.5)	47.22	(0.7)	37.53
Outstanding at end of year	37.4	$42.47	5.1	$1,281.8	47.8	$38.16	53.4	$34.88
Exercisable at end of year	26.4	$35.88	3.8	$1,077.3	35.4		40.8

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

A summary of the Company’s RSU activity during the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	2010		2009		2008
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.8	$46.33	3.0	$40.88	3.4	$35.94
Granted	0.7	56.09	0.9	50.34	0.8	51.10
Vested	(1.1)	42.08	(1.0)	34.56	(1.1)	30.38
Forfeited	(0.1)	49.61	(0.1)	43.87	(0.1)	40.41
Nonvested at end of year	2.3	$51.17	2.8	$46.33	3.0	$40.88

The Company realized tax deductions of $7.1 million from RSUs vested during 2010. The total fair value of RSUs vested during 2010, 2009 and 2008 was $66.8 million, $59.9 million and $56.4 million, respectively.

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

The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $439.3 million at December 31, 2010, and $397.3 million at December 31, 2009, and were primarily included in other long-term liabilities on the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2010, derivatives with a fair value of $104.4 million indexed to the Company’s stock were included in prepaid expenses and other current assets and an investment totaling $92.7 million indexed to certain market indices was included in miscellaneous other assets on the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2010–$51.4; 2009–$51.3; 2008–$61.2. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2010–$57.6; 2009–$45.2; 2008–$55.4.

The total combined liabilities for international retirement plans were $153.2 million and $183.7 million at December 31, 2010 and 2009, respectively, primarily in the U.K. and Canada.

Other postretirement benefits and post-employment benefits were immaterial.

Quarterly Results (Unaudited)

	Quarters ended December 31				Quarters ended September 30				Quarters ended June 30			Quarters ended March 31
In millions, except per share data	2010		2009		2010		2009		2010	2009		2010		2009
Revenues
Sales by Company-operated restaurants	$4,170.2		$4,030.0		$4,246.6		$4,093.6		$4,013.4	$3,850.2		$3,803.1		$3,484.7
Revenues from franchised restaurants	2,043.9		1,943.4		2,058.3		1,953.1		1,932.1	1,797.0		1,807.0		1,592.7
Total revenues	6,214.1		5,973.4		6,304.9		6,046.7		5,945.5	5,647.2		5,610.1		5,077.4
Company-operated margin	790.4		758.4		892.6		793.8		798.6	690.9		692.2		564.2
Franchised margin	1,684.1		1,595.0		1,713.9		1,614.5		1,597.8	1,479.0		1,467.7		1,296.0
Operating income	1,857.2	(1)	1,826.3	(1)	2,096.5		1,932.8		1,845.3	1,681.5		1,674.1	(3)	1,400.4
Net income	$1,242.3	(1)	$1,216.8	(1)	$1,388.4		$1,261.0		$1,225.8	$1,093.7	(2)	$1,089.8	(3)	$979.5	(4)
Earnings per common share—basic:	$1.18	(1)	$1.13	(1)	$1.31		$1.16		$1.14	$1.00	(2)	$1.01	(3)	$0.88	(4)
Earnings per common share—diluted:	$1.16	(1)	$1.11	(1)	$1.29		$1.15		$1.13	$0.98	(2)	$1.00	(3)	$0.87	(4)
Dividends declared per common share					$1.16	(5)	$1.05	(6)	$0.55	$0.50		$0.55		$0.50
Weighted-average common shares—basic	1,055.0		1,078.0		1,061.0		1,084.5		1,072.1	1,097.3		1,076.0		1,109.6
Weighted-average common shares—diluted	1,068.8		1,093.1		1,074.9		1,098.2		1,085.9	1,111.4		1,090.1		1,124.4
Market price per common share:
High	$80.94		$64.75		$76.26		$59.59		$71.84	$61.01		$67.49		$64.46
Low	74.40		56.03		65.31		53.88		65.55	51.76		61.06		50.44
Close	76.76		62.44		74.51		57.07		65.87	57.49		66.72		54.57

(1)	Includes net pretax income due to Impairment and other charges (credits), net of $12.1 million ($14.4 million after tax or $0.01 per share) in 2010 and $62.0 million ($89.6 million after tax or $0.08 per share) in 2009 primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $11.1 million ($0.01 per share) in Gain on sale of investment related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes net pretax and after tax expense due to Impairment and other charges (credits), net of $30.0 million ($0.03 per share) related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate).

(4)	Includes income of $47.4 million ($0.04 per share) in Gain on sale of investment due to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(5)	Includes a $0.55 per share dividend declared and paid in third quarter and a $0.61 per share dividend declared in third quarter and paid in fourth quarter.

(6)	Includes a $0.50 per share dividend declared and paid in third quarter and a $0.55 per share dividend declared in third quarter and paid in fourth quarter.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2010, management believes that the Company’s internal control over financial reporting is effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2010, 2009 and 2008 and the Company’s internal control over financial reporting as of December 31, 2010. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

McDONALD’S CORPORATION

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 25, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 25, 2011

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT

Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2010. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on the Company’s website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 6 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2010.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2010. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	33,067,769	(1)	$44.32	31,192,284
Equity compensation plans not approved by security holders	6,635,301	(2)	36.31
Total	39,703,070		$42.98	31,192,284

(1)	Includes stock options granted under the following plans: 2001 Omnibus Stock Ownership Plan—30,743,079 shares; and 1992 Stock Ownership Incentive Plan (1992 Plan)—1,750 shares. Also includes 2,322,940 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options granted under the following plans: 1992 Plan—6,463,192; 1975 Stock Ownership Option Plan—165,359; and 1999 Non-Employee Director Stock Option Plan—6,750.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2010.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2010.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a. (1) All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 28 through 43 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit Number Description

(3)	(a)	Restated Certificate of Incorporation, effective as of December 8, 2010, incorporated herein by reference from Form 8-K, dated December 8, 2010.

(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures:*

(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(i)	6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed January 13, 1998.

(ii)	Medium-Term Notes, Series F, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), filed July 15, 1998.

(iii)	Medium-Term Notes, Series G, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-60170), filed May 3, 2001.

(iv)	Medium-Term Notes, Series H, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), filed July 10, 2002.

(v)	Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

(vi)	Medium-Term Notes, Due from One Year to 60 Years from Date of Issue. Supplemental Indenture No. 9, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-162182), filed September 28, 2009.

(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(c)	Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 33-12364), filed March 3, 1987.

(i)	8 7/8% Debentures due 2011. Supplemental Indenture No. 17, dated April 1, 1991, incorporated herein by reference from Exhibit (4) of Form 8-K, filed April 23, 1991.

(10)	Material Contracts

(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**
(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.**

(i)	First Amendment to McDonald’s Corporation 1975 Stock Ownership Option Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

(i)	First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	1999 Non-Employee Director Stock Option Plan, as amended and restated September 12, 2000, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2000.**

(g)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(h)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

(i)	First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(ii)	Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, effective February 9, 2011, filed herewith.**

(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**
(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

(i)	First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(n)	Employment Contract between Denis Hennequin and the Company, effective October 1, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2010.**

(o)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)	2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

(p)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2010.**
(q)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(r)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

(s)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

(t)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

(u)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from the Form 8-K, dated February 9, 2010.**

(v)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(w)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010, incorporated herein by reference from Form 8-K, dated December 20, 2010.**

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation

(Registrant)

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 25, 2011
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of February, 2011:

Signature, Title

By	/s/ Susan E. Arnold
Susan E. Arnold
Director

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By	/s/ Jeanne P. Jackson
Jeanne P. Jackson
Director

Signature, Title

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

By	/s/ Walter E. Massey
Walter E. Massey
Director

By	/s/ Andrew J. McKenna
Andrew J. McKenna
Chairman of the Board and Director

By	/s/ Cary D. McMillan
Cary D. McMillan
Director

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Senior Vice President – Controller

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ James A. Skinner
James A. Skinner
Vice Chairman, Chief Executive Officer and Director

By	/s/ Roger W. Stone
Roger W. Stone
Director

By	/s/ Donald Thompson
Donald Thompson
President, Chief Operating Officer and Director

By	/s/ Miles D. White
Miles D. White
Director