Form 10-Q
period 2011-03-31
MCDONALDS CORP
filed 2011-05-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

1,037,576,718

(Number of shares of common stock

outstanding as of March 31, 2011)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) March 31, 2011	December 31, 2010
Assets
Current assets
Cash and equivalents	$ 1,939.9	$ 2,387.0
Accounts and notes receivable	1,160.3	1,179.1
Inventories, at cost, not in excess of market	111.5	109.9
Prepaid expenses and other current assets	612.5	692.5
Total current assets	3,824.2	4,368.5
Other assets
Investments in and advances to affiliates	1,317.5	1,335.3
Goodwill	2,669.6	2,586.1
Miscellaneous	1,624.1	1,624.7
Total other assets	5,611.2	5,546.1
Property and equipment
Property and equipment, at cost	35,575.5	34,482.4
Accumulated depreciation and amortization	(12,930.7)	(12,421.8)
Net property and equipment	22,644.8	22,060.6
Total assets	$ 32,080.2	$ 31,975.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$ 597.3
Accounts payable	700.9	$ 943.9
Income taxes	363.7	111.3
Other taxes	312.7	275.6
Accrued interest	159.9	200.7
Accrued payroll and other liabilities	1,200.5	1,384.9
Current maturities of long-term debt	919.1	8.3
Total current liabilities	4,254.1	2,924.7
Long-term debt	10,524.3	11,497.0
Other long-term liabilities	1,544.5	1,586.9
Deferred income taxes	1,303.7	1,332.4
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,259.9	5,196.4
Retained earnings	34,386.2	33,811.7
Accumulated other comprehensive income	1,254.2	752.9
Common stock in treasury, at cost; 623.0 and 607.0 million shares	(26,463.3)	(25,143.4)
Total shareholders’ equity	14,453.6	14,634.2
Total liabilities and shareholders’ equity	$ 32,080.2	$ 31,975.2

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

In millions, except per share data	Quarters Ended March 31,
	2011	2010
Revenues
Sales by Company-operated restaurants	$4,152.7	$3,803.1
Revenues from franchised restaurants	1,958.9	1,807.0
Total revenues	6,111.6	5,610.1
Operating costs and expenses
Company-operated restaurant expenses	3,416.7	3,110.9
Franchised restaurants – occupancy expenses	354.3	339.3
Selling, general & administrative expenses	563.6	546.3
Impairment and other charges (credits), net		30.8
Other operating (income) expense, net	(48.9)	(91.3)
Total operating costs and expenses	4,285.7	3,936.0
Operating income	1,825.9	1,674.1
Interest expense	120.1	111.0
Nonoperating (income) expense, net	6.9	6.2
Income before provision for income taxes	1,698.9	1,556.9
Provision for income taxes	489.9	467.1
Net income	$1,209.0	$1,089.8
Earnings per common share-basic	$1.16	$1.01
Earnings per common share-diluted	$1.15	$1.00
Dividends declared per common share	$0.61	$0.55
Weighted-average shares outstanding-basic	1,042.4	1,076.0
Weighted-average shares outstanding-diluted	1,054.6	1,090.1

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2011	2010
Operating activities
Net Income	$1,209.0	$1,089.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	339.1	317.9
Deferred income taxes	(13.0)	(6.3)
Share-based compensation	24.0	25.9
Impairment and other charges (credits), net		30.8
Other	(9.7)	36.2
Changes in working capital items	3.7	(71.6)
Cash provided by operations	1,553.1	1,422.7
Investing activities
Property and equipment expenditures	(508.7)	(401.8)
Purchases and sales of restaurant businesses and property sales	(8.8)	34.8
Other	(1.7)	(23.4)
Cash used for investing activities	(519.2)	(390.4)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	429.3	49.2
Treasury stock purchases	(1,370.6)	(477.2)
Common stock dividends	(635.1)	(592.0)
Proceeds from stock option exercises	61.7	160.7
Excess tax benefit on share-based compensation	21.8	40.9
Other	(19.4)	10.0
Cash used for financing activities	(1,512.3)	(808.4)
Effect of exchange rates on cash and cash equivalents	31.3	(12.6)
Cash and equivalents increase (decrease)	(447.1)	211.3
Cash and equivalents at beginning of period	2,387.0	1,796.0
Cash and equivalents at end of period	$1,939.9	$2,007.3

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2011 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2011	2010
Conventional franchised	19,306	19,021
Developmental licensed	3,529	3,206
Foreign affiliated	3,563	4,020
Franchised	26,398	26,247
Company-operated	6,407	6,241
Systemwide restaurants	32,805	32,488

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2011 and 2010:

	Quarters Ended March 31,
In millions	2011	2010
Net income	$1,209.0	$1,089.8
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	483.7	(242.8)
Cash flow hedging adjustments	(3.5)	7.5
Pension liability adjustment	21.1	0.8
Total other comprehensive income (loss)	501.3	(234.5)
Total comprehensive income	$1,710.3	$855.3

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 12.2 million shares and 14.1 million shares for the first quarter 2011 and 2010, respectively. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 3.9 million shares for the first quarter 2011 and none for the first quarter 2010.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
March 31, 2011
Cash equivalents	$403.9				$403.9
Investments	137.7	*			137.7
Derivative assets	114.9	*	$70.3		185.2
Total assets at fair value	$656.5		$70.3		$726.8

Derivative liabilities			$(21.3)		$(21.3)
Total liabilities at fair value			$(21.3)		$(21.3)

December 31, 2010
Cash equivalents	$722.5				$722.5
Investments	131.6	*			131.6
Derivative assets	104.4	*	$88.5		192.9
Total assets at fair value	$958.5		$88.5		$1,047.0

Derivative liabilities			$(8.4)		$(8.4)
Total liabilities at fair value			$(8.4)		$(8.4)

*	Includes long-term investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2011, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2011, the fair value of the Company’s debt obligations was estimated at $12.9 billion, compared to a carrying amount of $12.0 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

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

The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options. Interest rate exchange agreements are entered into to manage the interest rate risk associated with the Company’s fixed and floating- rate borrowings. Forward foreign currency exchange agreements and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into equity derivative contracts to mitigate market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses forward foreign currency exchange agreements and foreign currency exchange agreements to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated as hedging instruments, the changes in the fair value of these hedges are recognized immediately in nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2011	December 31, 2010	Balance Sheet Classification	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$2.7	$7.5	Accrued payroll and other liabilities	$(7.7)	$(4.6)
Interest rate	Prepaid expenses and other current assets	3.7	0.5
Interest rate	Miscellaneous other assets	53.4	72.1	Other long-term liabilities	(6.4)	(0.3)
Total derivatives designated as hedging instruments		$59.8	$80.1		$(14.1)	$(4.9)
Derivatives not designated as hedging instruments

Foreign currency	Prepaid expenses and other current assets	$10.7	$6.0	Accrued payroll and other liabilities	$(10.0)	$(3.8)
Equity	Prepaid expenses and other current assets	114.9	104.4
Foreign currency	Miscellaneous other assets	2.6	2.7
Total derivatives not designated as hedging instruments		$128.2	$113.1		$(10.0)	$(3.8)
Total derivatives [1]		$188.0	$193.2		$(24.1)	$(8.7)

(1)

The fair value of derivatives is presented on a gross basis. Accordingly, the 2011 and 2010 total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note because that disclosure reflects netting adjustments related to specific counterparties of $2.8 million and $0.3 million, respectively.

The following table presents the pretax amounts affecting income and OCI for the three months ended March 31, 2011 and 2010, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		(Gain) Loss Recognized in Income on Related Hedged Items
	2011	2010			2011	2010

Interest rate	$21.5	$(11.8)	Fixed-rate debt		$(21.5)	$11.8

Derivatives in Cash flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2011	2010	2011	2010	2011	2010

Foreign currency	$4.0	$(12.8)	$(0.9)	$(1.0)	$4.5	$8.8
Interest rate(1)			(0.6)	(0.2)
Total	$4.0	$(12.8)	$(1.5)	$(1.2)	$4.5	$8.8
Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		Derivatives Not Designated as Hedging Instruments		(Gain) Loss Recognized in Income on Derivative
	2011	2010			2011	2010

Foreign currency denominated debt	$112.5	$(116.9)	Foreign Currency		$2.0	$(5.3)
Foreign currency derivatives	7.4		Equity(2)		0.8	(6.0)
Total	$119.9	$(116.9)	Total		$2.8	$(11.3)

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in interest expense.
(2)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the three months ended March 31, 2011. A total of $2.4 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges typically cover the next 12 months for certain exposures and are denominated in various currencies. As of March 31, 2011, the Company had derivatives outstanding with an equivalent notional amount of $258.6 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $3.5 million for the three months ended March 31, 2011 and a net increase of $7.5 million for the three months ended March 31, 2010. Based on interest rates and foreign currency exchange rates at March 31, 2011, no significant amount of the $11.5 million in cumulative deferred hedging gains, after tax, at March 31, 2011, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2011, a total of $4.3 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at March 31, 2011 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2011, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

Impairment and Other Charges (Credits), Net

In the first quarter 2010, the Company recorded after tax impairment charges of $30.0 million related to its share of strategic restaurant closing costs in Japan. These charges primarily consisted of asset writeoffs and lease termination costs.

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

	Quarters Ended March 31,
In millions	2011	2010
Revenues
U.S.	$1,925.8	$1,876.7
Europe	2,440.0	2,245.4
APMEA	1,400.5	1,191.3
Other Countries & Corporate	345.3	296.7
Total revenues	$6,111.6	$5,610.1
Operating Income
U.S.	$793.0	$809.4
Europe	675.3	601.0
APMEA	348.0	272.1
Other Countries & Corporate	9.6	(8.4)
Total operating income	$1,825.9	$1,674.1

Debt Financing

Short-term borrowings consist of outstanding balances on line of credit agreements at certain subsidiaries outside the U.S., denominated in various currencies at local market rates of interest. At December 31, 2010, Short-term borrowings and Current maturities of long-term debt included a reclassification to Long-term debt of $1.2 billion as they were supported by a line of credit agreement expiring in March 2012, more than 12 months from the balance sheet date. As of March 31, 2011, this reclassification can no longer be made since the line of credit expires within 12 months of the balance sheet date. This line of credit remained unused at March 31, 2011 and December 31, 2010.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,805 restaurants in 117 countries at March 31, 2011, 26,398 were licensed to franchisees (including 19,306 franchised to conventional franchisees, 3,529 licensed to developmental licensees and 3,563 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,407 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 32%, 40% and 23% of total revenues, respectively.

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

McDonald’s customer-focused Plan to Win – which concentrates on being better, not just bigger – provides a common framework for our global business yet allows for local adaptation. Through the focus on the five elements of our Plan to Win – People, Products, Place, Price and Promotion – we have enhanced the restaurant experience for customers worldwide and grown comparable sales and customer visits in each of the last seven years. This Plan, combined with financial discipline, has delivered strong results for our shareholders.

The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts successfully resonated with consumers, driving increases in comparable sales and customer visits in many countries despite challenging global economies. As a result, every area of the world contributed to global comparable sales, which increased 4.2% for the first quarter 2011.

Growth in comparable sales is driven by the System’s ability to optimize guest count growth, product mix shifts and menu price changes. Pricing actions reflect local market conditions, with a view to preserving margins, while continuing to drive guest counts and market share gains. The goal is to achieve comparable sales growth with a balanced contribution from price and guest count increases. In the current economic environment, our menu pricing strategy is focused on increasing prices in a manner that seeks to maintain guest count momentum while mitigating some of the impact of the inflationary cost increases affecting our Company-operated restaurants.

In the U.S., first quarter 2011 comparable sales of 2.9% were driven by beverages, including the McCafé line-up, the new Fruit & Maple Oatmeal and featured products including the 20-piece Chicken McNuggets and the Chipotle BBQ Bacon Angus burger. Ongoing U.S. priorities include building key categories from chicken and beef to beverages and breakfast, a focus on operational excellence and interior and exterior reimaging, as well as expanded hours and everyday value.

Europe’s emphasis on everyday affordability, classic core menu favorites, signature food events and restaurant reimaging contributed to 5.7% comparable sales growth for the first quarter 2011. Europe’s strategic priorities include increasing local relevance by complementing our tiered menu with a variety of limited-time food events as well as new snack and dessert options, upgrading the customer and employee experience through ongoing restaurant reimaging and by building brand transparency. While we have not seen any significant changes in consumer behavior as a result of government-initiated austerity measures, we continue to closely monitor consumer reactions and remain confident that our business model will continue to drive profitable growth.

APMEA’s focus on limited-time offerings, particularly at the lunch daypart, restaurant reimaging and service initiatives around drive-thru, delivery and extended operating hours contributed to first quarter 2011 comparable sales growth of 3.2%. In addition, breakfast contributed to the results for the quarter through a combination of compelling value and a focus on strong menu offerings. APMEA will continue to execute initiatives that best support the goal to be customers’ first choice for eating out by focusing on menu variety, value, restaurant experience and convenience.

Our business in Japan was impacted by the devastation from the natural disasters and continues to face some challenges. Two hundred eighty-five restaurants were closed due to the natural disasters of which less than 40 remain temporarily closed. The disasters had a minor effect on our overall consolidated revenues and operating income.

Operating Highlights Included:

•	Global comparable sales increased 4.2% for the quarter

•	Consolidated operating income increased 9% (7% in constant currencies) for the quarter

•	Diluted earnings per share were $1.15 for the quarter, up 15% (12% in constant currencies). Foreign currency translation had a positive impact of $0.03 on diluted earnings per share

•	For the three months ended March 31, 2011, the Company repurchased 18.4 million shares for $1.4 billion and paid total dividends of $0.61 per share or $635.1 million

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

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2011, the total basket of goods cost is expected to increase 4-4.5% in the U.S. and Europe.

•

The Company expects full-year 2011 selling, general & administrative expenses to decrease about 2% in constant currencies. In addition, fluctuations will be experienced between quarters due in part to certain items in 2010, such as the Vancouver Winter Olympics in February, the biennial Worldwide Owner/Operator Convention in April and higher performance-based incentive compensation primarily recorded in the second half of 2010.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2011 to increase approximately 6-8% compared with 2010.

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

•

The Company expects the effective income tax rate for the full-year 2011 to be 30% to 32%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2011 to be approximately $2.5 billion. About half of this amount will be used to open new restaurants. The Company expects to open about 1,100 restaurants including about 400 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 750 restaurants. The remaining capital will be used for reinvestment in existing restaurants. Over half of this reinvestment will be used to reimage approximately 2,200 locations worldwide, some of which will require no capital investment from the Company.

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

•

Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2011
	Amount	% Increase
Revenues
Sales by Company-operated restaurants	$4,152.7	9
Revenues from franchised restaurants	1,958.9	8
Total revenues	6,111.6	9
Operating costs and expenses
Company-operated restaurant expenses	3,416.7	10
Franchised restaurants – occupancy expenses	354.3	4
Selling, general & administrative expenses	563.6	3
Impairment and other charges (credits), net		n/m
Other operating (income) expense, net	(48.9)	46
Total operating costs and expenses	4,285.7	9
Operating income	1,825.9	9
Interest expense	120.1	8
Nonoperating (income) expense, net	6.9	11
Income before provision for income taxes	1,698.9	9
Provision for income taxes	489.9	5
Net income	$1,209.0	11
Earnings per common share-basic	$1.16	15
Earnings per common share-diluted	$1.15	15

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

IMPACT OF FOREIGN CURRENCY TRANSLATION
In millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2011	2010	2011
Revenues	$6,111.6	$5,610.1	$127.9
Company-operated margins	736.0	692.2	18.6
Franchised margins	1,604.6	1,467.7	21.7
Selling, general & administrative expenses	563.6	546.3	(6.8)
Operating income	1,825.9	1,674.1	35.9
Net income	1,209.0	1,089.8	24.8
Earnings per share-diluted	1.15	1.00	0.03

Foreign currency translation had a positive impact on consolidated operating results for the quarter driven by stronger global currencies, led by the Australian Dollar, partly offset by the weaker Euro.

Net Income and Diluted Earnings per Common Share

For the first quarter 2011, net income was $1,209.0 million and diluted earnings per share were $1.15. Foreign currency translation had a positive impact of $0.03 on diluted earnings per share.

For the first quarter 2010, net income was $1,089.8 million and diluted earnings per share were $1.00. Results included after tax impairment charges of $30.0 million or $0.03 per share related to the Company’s share of strategic restaurant closing costs in Japan.

During the first quarter 2011, the Company repurchased 18.4 million shares of its stock for $1,375.0 million and paid a quarterly dividend of $0.61 per share or $635.1 million.

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

REVENUES Dollars in millions
Quarters Ended March 31,	2011	2010	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$1,004.6	$987.3	2	2
Europe	1,758.6	1,622.6	8	7
APMEA	1,181.0	1,017.9	16	9
Other Countries & Corporate	208.5	175.3	19	13
Total	$4,152.7	$3,803.1	9	7
Franchised revenues
U.S.	$921.2	$889.4	4	4
Europe	681.4	622.8	9	9
APMEA	219.5	173.4	27	16
Other Countries & Corporate	136.8	121.4	13	7
Total	$1,958.9	$1,807.0	8	7
Total revenues
U.S.	$1,925.8	$1,876.7	3	3
Europe	2,440.0	2,245.4	9	8
APMEA	1,400.5	1,191.3	18	10
Other Countries & Corporate	345.3	296.7	16	10
Total	$6,111.6	$5,610.1	9	7

Consolidated revenues increased 9% (7% in constant currencies) for the quarter. The constant currency growth was driven by positive comparable sales and expansion.

In the U.S., revenues increased for the quarter primarily due to positive comparable sales. Comparable sales were driven by beverages, including the McCafé line-up, the new Fruit & Maple Oatmeal and featured products including the 20-piece Chicken McNuggets and the Chipotle BBQ Bacon Angus burger.

In Europe, the constant currency increase in revenues for the quarter was primarily driven by comparable sales increases in the U.K., Russia (which is entirely Company-operated), France and Germany, as well as expansion in Russia.

In APMEA, the constant currency increase in revenues for the quarter was primarily driven by comparable sales increases in China, Australia and many other markets, as well as expansion in China. In addition, a contractual increase in the royalty rate for Japan contributed to the increase.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2011 and 2010:

COMPARABLE SALES	% Increase
	Quarters Ended March 31,*
	2011	2010
U.S.	2.9	1.5
Europe	5.7	5.2
APMEA	3.2	5.7
Other Countries & Corporate	7.8	12.3
Total	4.2	4.2

*	On a consolidated basis, comparable guest counts increased 3.6% and 3.3% for the quarters ended March 31, 2011 and 2010, respectively.

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2011:

SYSTEMWIDE SALES
	Quarter Ended March 31, 2011
	% Inc	% Inc Excluding Currency Translation
U.S.	4	4
Europe	9	8
APMEA	12	4
Other Countries & Corporate	16	10
Total	8	6

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

FRANCHISED SALES Dollars in millions
Quarters Ended March 31,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$6,714.6	$6,463.5	4	4
Europe	3,863.1	3,550.8	9	9
APMEA	3,023.4	2,737.2	10	2
Other Countries & Corporate	1,685.9	1,452.4	16	10
Total*	$15,287.0	$14,203.9	8	5

*	For the quarters, sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,423.6 million and $3,066.4 million in 2011 and 2010, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended March 31,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2011	2010	2011	2010
Franchised
U.S.	82.8	82.3	$762.3	$732.1	4	4
Europe	77.7	76.7	529.5	478.0	11	11
APMEA	89.2	88.8	195.9	154.0	27	17
Other Countries & Corporate	85.5	85.4	116.9	103.6	13	7
Total	81.9	81.2	$1,604.6	$1,467.7	9	8
Company-operated
U.S.	19.5	20.4	$196.2	$201.3	(3)	(3)
Europe	17.2	17.3	303.1	280.0	8	7
APMEA	17.5	18.0	206.8	183.0	13	6
Other Countries & Corporate	14.4	15.9	29.9	27.9	7	2
Total	17.7	18.2	$736.0	$692.2	6	4

Franchised margin dollars increased $136.9 million or 9% (8% in constant currencies) for the quarter.

•	In the U.S. and Europe, the franchised margin percent increased for the quarter primarily due to positive comparable sales.

•	In APMEA, the franchised margin percent increased for the quarter primarily driven by a contractual increase in the royalty rate for Japan in addition to positive comparable sales.

Company-operated margin dollars increased $43.8 million or 6% (4% in constant currencies) for the quarter.

•	In the U.S., the Company-operated margin percent decreased for the quarter primarily due to higher commodity and other costs including labor, partly offset by positive comparable sales.

•	In Europe, the Company-operated margin percent decreased slightly for the quarter primarily due to higher commodity and labor costs, offset by positive comparable sales.

•

In APMEA, the Company-operated margin percent for the quarter reflected higher labor and commodity costs, offset by positive comparable sales. The acceleration of new restaurant openings in China negatively impacted the segment’s margin percent. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended March 31,
	2011	2010
Food & paper	33.6	32.9
Payroll & employee benefits	25.9	26.0
Occupancy & other operating expenses	22.8	22.9
Total expenses	82.3	81.8
Company-operated margins	17.7	18.2

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 3% (2% in constant currencies) for the quarter as a result of the timing of certain expenses in 2011, partially offset by the 2010 Vancouver Olympics. Selling, general & administrative expenses as a percent of revenues decreased to 9.2% for 2011 compared with 9.7% for 2010, and as a percent of Systemwide sales decreased to 2.9% for 2011 compared with 3.0% for 2010.

Impairment and Other Charges (Credits), Net

In the first quarter 2010, the Company recorded after tax impairment charges of $30.0 million related to its share of the strategic restaurant closing costs in Japan.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended March 31,
	2011	2010
Gains on sales of restaurant businesses	$(11.9)	$(27.6)
Equity in earnings of unconsolidated affiliates	(37.2)	(46.1)
Asset dispositions and other (income) expense	0.2	(17.6)
Total	$(48.9)	$(91.3)

Gains on sales of restaurant businesses for the quarter reflected fewer refranchised sites in 2011 compared with 2010.

Equity in earnings of unconsolidated affiliates for the quarter decreased primarily due to the negative impact of the natural disaster in Japan as well as a contractual increase in Japan’s royalty rate. In addition, a decline in the number of unconsolidated restaurants contributed to the decrease.

Asset dispositions and other (income) expense reflected gains on partnership dissolutions in the U.S. in 2010.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended March 31,	2011	2010	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
U.S.	$793.0	$809.4	(2)	(2)
Europe	675.3	601.0	12	12
APMEA	348.0	272.1	28	18
Other Countries & Corporate	9.6	(8.4)	n/m	n/m
Total	$1,825.9	$1,674.1	9	7

n/m Not meaningful

In the U.S., operating results decreased for the quarter primarily due to lower other operating income, which negatively impacted the growth rate by 4 percentage points, mostly offset by higher franchised margin dollars.

In Europe, constant currency operating results for the quarter reflected stronger operating performance in the U.K., France, Russia and Germany.

In APMEA, constant currency operating results for the quarter were driven primarily by stronger operating results in Australia and most other markets, partially offset by lower gains on sales of restaurant businesses primarily in Australia. The Company’s share of impairment charges in 2010 related to the strategic restaurant closings in Japan positively impacted the 2011 constant currency growth rate by 12 percentage points for the quarter.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the first quarter 2011 and 2010 was 29.9% and 29.8%, respectively.

Interest Expense

Interest expense increased for the quarter reflecting higher average debt balances partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended March 31,
	2011	2010
Interest Income	$(7.8)	$(4.6)
Foreign currency and hedging activity	0.5	3.5
Other expense	14.2	7.3
Total	$6.9	$6.2

Income Taxes

The effective income tax rate was 28.8% for first quarter 2011 compared with 30.0% for first quarter 2010. The effective tax rate for the first quarter 2011 reflects a nonrecurring deferred tax benefit related to certain foreign operations, partially offset by lower tax benefits related to certain foreign tax credits.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1.6 billion and exceeded capital expenditures by $1.0 billion for the first quarter 2011. Cash provided by operations increased $130.4 million compared with the first quarter 2010 primarily due to stronger operating results and changes in working capital.

Cash used for investing activities totaled $0.5 billion for the first quarter 2011, an increase of $128.8 million over the first quarter 2010, primarily as a result of higher capital expenditures.

Cash used for financing activities totaled $1.5 billion for the first quarter 2011, an increase of $703.9 million primarily due to higher treasury stock purchases and lower proceeds from stock option exercises, partly offset by higher net debt issuances.

Debt obligations at March 31, 2011 totaled $12.0 billion compared with $11.5 billion at December 31, 2010. The increase in 2011 was primarily due to net issuances of $429.3 million and the impact of changes in exchange rates on foreign currency denominated debt of $129.2 million.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been contracting in many markets, including some major markets, due to uncertain economic conditions, and this may continue. Persistently high unemployment rates in many markets have also increased consumer focus on value and heightened pricing pressures across the industry. Combined with increasing pressure on commodity and labor costs, these circumstances could affect restaurant sales and margin growth despite the strength of our brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.

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

•

Our ability to drive restaurant improvements and to motivate our restaurant personnel and our franchisees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•

Whether our restaurant reimaging and rebuilding plans, which remain a priority, are targeted at the elements of the restaurant experience that will best accomplish our goals and whether we can complete our plans as and when projected;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges or restaurant closings. Some macroeconomic conditions could have an even more wide-ranging and prolonged impact. The current environment has been characterized by weak economies, persistently high unemployment rates and continuing uncertainty in financial and credit markets. These conditions have significantly affected consumer confidence and spending. Moreover, the strength of the current recovery is uncertain in many of our most important markets, and growth in consumer spending generally lags improvement in the broader economy. The key factors that can affect our operations, plans and results in this environment are the following:

•

Whether our strategies will permit us to compete effectively and make continued market share gains despite the uncertain economic outlook, while at the same time achieving sales and operating income within our targeted long-term average annual range of growth;

•	The effectiveness of our supply chain management to assure reliable and sufficient product supply on favorable terms;

•

The impact on consumer disposable income levels and spending habits of governmental actions to manage national economic matters, whether through austerity or stimulus measures and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers;

•

The impact on restaurant sales and margins of recent significant increases in gasoline and commodity prices, which we expect will continue to be volatile and may increase further, and the impact of pricing, hedging and other actions that we, franchisees and suppliers may take to address this environment;

•

The impact on our margins of labor costs given our labor-intensive business model, the long-term trend toward higher wages in both mature and developing markets and any potential impact of union organizing efforts;

•	The impact of foreign exchange and interest rates on our financial condition and results;

•	Whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants from year to year, and whether new sites are as profitable as expected;

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

Increasing legal and regulatory complexity will continue to affect our operations and results in material ways.

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

•

The risks and costs of McDonald’s nutritional labeling and other disclosure practices, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information obtained from third-party suppliers;

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

•

The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, immigration, healthcare, retirement and other employee benefits and unlawful workplace discrimination;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•

The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws, the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the associated intellectual property rights or to our use of that intellectual property; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

Our results and prospects can be adversely affected by events such as severe weather conditions, natural disasters, hostilities and social unrest, among others.

Severe weather conditions, natural disasters, such as the recent events in Japan, hostilities and social unrest, terrorist activities, health epidemics or pandemics (or expectations about them) can adversely affect consumer spending and confidence levels or other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2011	11,043,686	$74.52	11,043,686	$6,063,382,000
February 1 - 28, 2011	4,105,942	$74.96	4,105,942	$5,755,617,000
March 1 - 31, 2011	3,254,244	$75.03	3,254,244	$5,511,451,000
Total	18,403,872	$74.71	18,403,872	$5,511,451,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of December 8, 2010, incorporated herein by reference from Form 8-K, dated December 8, 2010.

	(b)	By-Laws, as amended and restated with effect as of January 21, 2010, incorporated herein by reference from Form 8-K, dated January 20, 2010.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective February 9, 2011, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

Exhibit Number		Description

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

	(k)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(l)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(m)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

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

	(p)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2010.**

	(q)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(r)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

	(s)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(t)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

	(u)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

	(v)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, filed herewith.**

	(w)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, dated December 20, 2010.**

(12)		Computation of ratio of earnings to fixed charges.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)
May 6, 2011	/s/ Peter J. Bensen

Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer