Form 10-Q
period 2011-06-30
MCDONALDS CORP
filed 2011-08-05
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

1,031,751,682

(Number of shares of common stock

outstanding as of June 30, 2011)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) June 30, 2011	December 31, 2010
Assets
Current assets
Cash and equivalents	$ 2,070.0	$ 2,387.0
Accounts and notes receivable	1,249.1	1,179.1
Inventories, at cost, not in excess of market	115.0	109.9
Prepaid expenses and other current assets	591.3	692.5
Total current assets	4,025.4	4,368.5
Other assets
Investments in and advances to affiliates	1,355.6	1,335.3
Goodwill	2,725.4	2,586.1
Miscellaneous	1,710.8	1,624.7
Total other assets	5,791.8	5,546.1
Property and equipment
Property and equipment, at cost	36,229.5	34,482.4
Accumulated depreciation and amortization	(13,213.7)	(12,421.8)
Net property and equipment	23,015.8	22,060.6
Total assets	$ 32,833.0	$ 31,975.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$ 896.8
Accounts payable	709.9	$ 943.9
Income taxes	235.0	111.3
Other taxes	310.7	275.6
Accrued interest	177.0	200.7
Accrued payroll and other liabilities	1,296.8	1,384.9
Current maturities of long-term debt	322.6	8.3
Total current liabilities	3,948.8	2,924.7
Long-term debt	11,062.8	11,497.0
Other long-term liabilities	1,548.2	1,586.9
Deferred income taxes	1,320.4	1,332.4
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,362.1	5,196.4
Retained earnings	35,165.0	33,811.7
Accumulated other comprehensive income	1,544.4	752.9
Common stock in treasury, at cost; 628.9 and 607.0 million shares	(27,135.3)	(25,143.4)
Total shareholders’ equity	14,952.8	14,634.2
Total liabilities and shareholders’ equity	$ 32,833.0	$ 31,975.2

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2011	2010	2011	2010
Revenues
Sales by Company-operated restaurants	$4,697.4	$4,013.4	$8,850.1	$7,816.5
Revenues from franchised restaurants	2,208.0	1,932.1	4,166.9	3,739.1
Total revenues	6,905.4	5,945.5	13,017.0	11,555.6
Operating costs and expenses
Company-operated restaurant expenses	3,806.8	3,214.8	7,223.5	6,325.7
Franchised restaurants - occupancy expenses	373.0	334.3	727.3	673.6
Selling, general & administrative expenses	588.0	564.9	1,151.6	1,111.2
Impairment and other charges (credits), net	2.4	6.8	2.4	37.6
Other operating (income) expense, net	(53.9)	(20.6)	(102.8)	(111.9)
Total operating costs and expenses	4,716.3	4,100.2	9,002.0	8,036.2
Operating income	2,189.1	1,845.3	4,015.0	3,519.4
Interest expense	121.8	108.1	241.9	219.1
Nonoperating (income) expense, net	0.9	1.9	7.8	8.1
Income before provision for income taxes	2,066.4	1,735.3	3,765.3	3,292.2
Provision for income taxes	656.2	509.5	1,146.1	976.6
Net income	$1,410.2	$1,225.8	$2,619.2	$2,315.6
Earnings per common share-basic	$1.36	$1.14	$2.52	$2.16
Earnings per common share-diluted	$1.35	$1.13	$2.49	$2.13
Dividends declared per common share	$0.61	$0.55	$1.22	$1.10
Weighted-average shares outstanding-basic	1,035.6	1,072.1	1,039.0	1,074.1
Weighted-average shares outstanding-diluted	1,047.7	1,085.9	1,051.4	1,088.1

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Operating activities
Net Income	$1,410.2	$1,225.8	$2,619.2	$2,315.6
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	350.1	311.5	689.2	629.4
Deferred income taxes	38.7	(0.3)	25.7	(6.6)
Share-based compensation	20.1	18.8	44.1	44.7
Impairment and other charges (credits), net	2.4	6.8	2.4	37.6
Other	(42.3)	56.2	(52.0)	92.4
Changes in working capital items	(136.4)	(370.1)	(132.7)	(441.7)
Cash provided by operations	1,642.8	1,248.7	3,195.9	2,671.4
Investing activities
Property and equipment expenditures	(590.4)	(394.5)	(1,099.1)	(796.3)
Sales and purchases of restaurant businesses and property sales	207.5	35.9	198.7	70.7
Other	(70.2)	(32.1)	(71.9)	(55.5)
Cash used for investing activities	(453.1)	(390.7)	(972.3)	(781.1)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	86.0	224.0	515.3	273.2
Treasury stock purchases	(748.0)	(881.2)	(2,118.6)	(1,358.4)
Common stock dividends	(632.0)	(589.1)	(1,267.1)	(1,181.1)
Proceeds from stock option exercises	124.2	95.2	185.9	255.9
Excess tax benefit on share-based compensation	35.6	22.8	57.4	63.7
Other	8.8	6.0	(10.6)	16.0
Cash used for financing activities	(1,125.4)	(1,122.3)	(2,637.7)	(1,930.7)
Effect of exchange rates on cash and cash equivalents	65.8	(77.5)	97.1	(90.1)
Cash and equivalents increase (decrease)	130.1	(341.8)	(317.0)	(130.5)
Cash and equivalents at beginning of period	1,939.9	2,007.3	2,387.0	1,796.0
Cash and equivalents at end of period	$2,070.0	$1,665.5	$2,070.0	$1,665.5

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2011 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2011	2010
Conventional franchised	19,279	19,059
Developmental licensed	3,748	3,327
Foreign affiliated	3,571	3,823
Franchised	26,598	26,209
Company-operated	6,345	6,257
Systemwide restaurants	32,943	32,466

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Net Income	$1,410.2	$1,225.8	$2,619.2	$2,315.6
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	289.9	(806.1)	773.6	(1,048.9)
Cash flow hedging adjustments	(0.5)	14.3	(4.0)	21.8
Pension liability adjustment	0.8		21.9	0.8
Total other comprehensive income (loss)	290.2	(791.8)	791.5	(1,026.3)
Total comprehensive income	$1,700.4	$434.0	$3,410.7	$1,289.3

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 12.1 million shares and 13.8 million shares for the second quarter 2011 and 2010, respectively, and 12.4 million shares and 14.0 million shares for the six months ended June 30, 2011 and 2010, respectively. There were no antidilutive stock options excluded in the diluted weighted-average shares calculation for the second quarter and six months ended June 30, 2011 and 2010.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
June 30, 2011
Cash equivalents	$307.5				$307.5
Investments	151.8	*			151.8
Derivative assets	127.3	*	$81.0		208.3
Total assets at fair value	$586.6		$81.0		$667.6

Derivative liabilities			$(15.8)		$(15.8)
Total liabilities at fair value			$(15.8)		$(15.8)

December 31, 2010
Cash equivalents	$722.5				$722.5
Investments	131.6	*			131.6
Derivative assets	104.4	*	$88.5		192.9
Total assets at fair value	$958.5		$88.5		$1,047.0

Derivative liabilities			$(8.4)		$(8.4)
Total liabilities at fair value			$(8.4)		$(8.4)

*	Includes investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2011, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2011, the fair value of the Company’s debt obligations was estimated at $13.4 billion, compared to a carrying amount of $12.3 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2011	December 31, 2010	Balance Sheet Classification	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$2.5	$7.5	Accrued payroll and other liabilities	$(2.6)	$(4.6)
Interest rate	Prepaid expenses and other current assets	3.0	0.5
Foreign currency	Miscellaneous other assets	0.3
Interest rate	Miscellaneous other assets	56.5	72.1	Other long-term liabilities	(1.0)	(0.3)
Total derivatives designated as hedging instruments		$62.3	$80.1		$(3.6)	$(4.9)
Derivatives not designated as hedging instruments

Foreign currency	Prepaid expenses and other current assets	$16.0	$6.0	Accrued payroll and other liabilities	$(12.2)	$(3.8)
Equity	Prepaid expenses and other current assets	127.3	104.4
Foreign currency	Miscellaneous other assets	2.7	2.7
Total derivatives not designated as hedging instruments		$146.0	$113.1		$(12.2)	$(3.8)
Total derivatives [1]		$208.3	$193.2		$(15.8)	$(8.7)

(1)

The fair value of derivatives is presented on a gross basis. Accordingly, the 2010 total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note because that disclosure reflects netting adjustments related to specific counterparties of $0.3 million.

The following table presents the pretax amounts affecting income and OCI for the six months ended June 30, 2011 and 2010, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	(Gain) Loss Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		(Gain) Loss Recognized in Income on Related Hedged Items
	2011	2010			2011	2010

Interest rate	$13.8	$(15.1)	Fixed-rate debt		$(13.8)	$15.1

Derivatives in Cash flow Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective Portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		(Gain) Loss Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2011	2010	2011	2010	2011	2010

Foreign currency	$5.4	$(40.7)	$ 0.2	$ (6.4)	$6.8	$15.4
Interest rate(1)			(1.1)	(0.3)		0.4
Total	$5.4	$(40.7)	$ (0.9)	$ (6.7)	$6.8	$15.8

Net Investment Hedging Relationships	(Gain) Loss Recognized in Accumulated OCI on Derivative (Effective portion)		(Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	(Gain) Loss Recognized in Income on Derivative
	2011	2010	2011	2010		2011	2010

Foreign currency denominated debt	$266.5	$(225.7)			Foreign currency	$(0.1)	$(14.3)
Foreign currency derivatives(2)	9.4	4.3	$8.2		Equity(3)	(11.6)	(5.5)
Total	$275.9	$(221.4)	$8.2	$-	Total	$(11.7)	$(19.8)

(Gains) losses recognized in income on derivatives are recorded in nonoperating (income) expense unless otherwise noted.

(1)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in Interest expense.
(2)	The amount of (gain) loss reclassified from accumulated OCI into income is recorded in Impairment and other charges (credits), net.
(3)	The amount of (gain) loss recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair value of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the six month period ended June 30, 2011. A total of $2.1 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

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

The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2011, the Company had derivatives outstanding with an equivalent notional amount of $305.4 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $4.0 million for the six months ended June 30, 2011 and a net increase of $21.8 million for the six months ended June 30, 2010. Based on interest rates and foreign currency exchange rates at June 30, 2011, no significant amount of the $11.0 million in cumulative deferred hedging gains, after tax, at June 30, 2011, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2011, a total of $5.1 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at June 30, 2011 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2011, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

Impairment and Other Charges (Credits), Net

The Company recorded after tax impairment charges of $35.3 million for the six months ended June 30, 2010 related to its share of strategic restaurant closing costs in Japan. These charges primarily consisted of asset writeoffs and lease termination costs.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued an update to Topic 820 - Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact to its consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220 - Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Revenues
U.S.	$2,168.7	$2,076.9	$4,094.5	$3,953.6
Europe	2,822.5	2,326.1	5,262.5	4,571.5
APMEA	1,509.7	1,211.2	2,910.2	2,402.5
Other Countries & Corporate	404.5	331.3	749.8	628.0
Total	$6,905.4	$5,945.5	$13,017.0	$11,555.6
Operating Income
U.S.	$952.0	$895.1	$1,745.0	$1,704.5
Europe	833.4	673.6	1,508.7	1,274.6
APMEA	365.6	273.5	713.6	545.6
Other Countries & Corporate	38.1	3.1	47.7	(5.3)
Total	$2,189.1	$1,845.3	$4,015.0	$3,519.4

Debt Financing

Short-term borrowings consist of commercial paper and outstanding balances on line of credit agreements at certain subsidiaries outside the U.S., denominated in various currencies at local market rates of interest. At December 31, 2010, Short-term borrowings and Current maturities of long-term debt included a reclassification to Long-term debt of $1.2 billion as they were supported by a line of credit agreement expiring in March 2012, more than 12 months from the balance sheet date. As of June 30, 2011, this reclassification can no longer be made since the line of credit expires within 12 months of the balance sheet date. This line of credit remained unused at June 30, 2011 and December 31, 2010.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 32,943 restaurants in 117 countries at June 30, 2011, 26,598 were licensed to franchisees (including 19,279 franchised to conventional franchisees, 3,748 licensed to developmental licensees and 3,571 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,345 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 31%, 40% and 22% of total revenues, respectively.

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

The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts successfully resonated with consumers, driving increases in comparable sales and customer visits in most countries despite a challenging global economy and a relatively flat Informal Eating Out (IEO) market. As a result, every area of the world contributed to global comparable sales, which increased 5.6% for the quarter and 4.9% for the six months 2011.

Growth in comparable sales is driven by the System’s ability to optimize guest count growth, product mix shifts and menu price changes. Pricing actions reflect local market conditions, with a view to preserving margins, while continuing to drive guest counts and market share gains. The goal is to achieve comparable sales growth with a balanced contribution from guest counts and average check, which is affected by changes in pricing and product mix. In the current economic environment, our menu pricing strategy is focused on increasing prices in a manner that seeks to maintain guest count momentum while mitigating some of the impact of the inflationary cost increases affecting our Company-operated restaurants.

U.S. comparable sales increased 4.5% for the quarter and 3.7% for the six months driven by the McCafé line-up, featuring the new Frozen Strawberry Lemonade, classic core offerings, including Chicken McNuggets and the Big Mac, and breakfast, supported by the new Fruit & Maple Oatmeal. Ongoing U.S. priorities include building key categories from chicken and beef to beverages and breakfast, a focus on operational excellence and modernizing our restaurants with interior and exterior reimaging, as well as expanded hours and everyday value.

Europe’s focus on premium menu offerings and unique food events, as well as the segment’s ongoing restaurant modernization efforts, contributed to comparable sales growth of 5.9% for the quarter and 5.8% for the six months. Europe’s strategic priorities include increasing local relevance by complementing our tiered menu with a variety of limited-time food events as well as new snack and dessert options, upgrading the customer and employee experience through service initiatives and ongoing restaurant reimaging and building brand transparency. While we have not seen any significant changes in consumer behavior as a result of government-initiated austerity measures, we continue to closely monitor consumer reactions and remain confident that our business model will continue to drive profitable growth.

APMEA’s continued commitment to branded affordability, convenience initiatives, such as drive-thru, delivery and extended hours, and innovative marketing tie-ins contributed to comparable sales growth of 5.2% for the quarter and 4.2% for the six months. In addition, breakfast contributed to the results through a combination of compelling value and a focus on strong menu offerings. APMEA will continue to execute initiatives that best support our goal to be customers’ first choice for eating out by focusing on menu variety, value, restaurant experience and convenience.

Operating Highlights Included:

•	Global comparable sales increased 5.6% for the quarter and 4.9% for the six months.

•	Consolidated operating income increased 19% (11% in constant currencies) for the quarter and 14% (9% in constant currencies) for the six months.

•

Diluted earnings per share were $1.35 for the quarter and $2.49 for the six months, up 19% (11% in constant currencies) and 17% (11% in constant currencies), respectively. Foreign currency translation positively impacted diluted earnings per share $0.10 for the quarter and $0.12 for the six months.

•	For the six months ended June 30, 2011, the Company repurchased 27.6 million shares for $2.1 billion and paid total dividends of $1.22 per share or $1.3 billion.

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

•

The Company expects full-year 2011 selling, general & administrative expenses to decrease about 2% in constant currencies. In addition, fluctuations will be experienced between quarters due in part to certain items in 2010, such as the Vancouver Winter Olympics in February, the biennial Worldwide Owner/Operator Convention in April and higher incentive compensation primarily recorded in the second half of 2010 based on performance.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2011 to increase approximately 8-10% compared with 2010.

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

•

The Company expects the effective income tax rate for the full-year 2011 to be 31% to 32%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2011 to be approximately $2.5 billion. About half of this amount will be used to open new restaurants. The Company expects to open about 1,100 restaurants including approximately 400 restaurants in foreign affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 750 restaurants. The remaining capital will be used for reinvestment in existing restaurants. Over half of this reinvestment will be used to reimage approximately 2,200 locations worldwide, some of which will require no capital investment from the Company.

The Following Definitions Apply to These Terms as Used Throughout This Form 10-Q:

•

Information in constant currency is calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends.

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

•

Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,697.4	17	$8,850.1	13
Revenues from franchised restaurants	2,208.0	14	4,166.9	11
Total revenues	6,905.4	16	13,017.0	13
Operating costs and expenses
Company-operated restaurant expenses	3,806.8	18	7,223.5	14
Franchised restaurants – occupancy expenses	373.0	12	727.3	8
Selling, general & administrative expenses	588.0	4	1,151.6	4
Impairment and other charges (credits), net	2.4	(65)	2.4	(94)
Other operating (income) expense, net	(53.9)	n/m	(102.8)	8
Total operating costs and expenses	4,716.3	15	9,002.0	12
Operating income	2,189.1	19	4,015.0	14
Interest expense	121.8	13	241.9	10
Nonoperating (income) expense, net	0.9	(51)	7.8	(3)
Income before provision for income taxes	2,066.4	19	3,765.3	14
Provision for income taxes	656.2	29	1,146.1	17
Net income	$1,410.2	15	$2,619.2	13
Earnings per common share-basic	$1.36	19	$2.52	17
Earnings per common share-diluted	$1.35	19	$2.49	17

n/m Not meaningful

Impact of Foreign Currency Translation

While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results because they believe this better represents the Company’s underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
In millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2011	2010	2011
Revenues	$6,905.4	$5,945.5	$463.7
Company-operated margins	890.6	798.6	64.8
Franchised margins	1,835.0	1,597.8	106.8
Selling, general & administrative expenses	588.0	564.9	(28.0)
Operating income	2,189.1	1,845.3	146.2
Net income	1,410.2	1,225.8	98.0
Earnings per share-diluted	1.35	1.13	0.10

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2011	2010	2011
Revenues	$13,017.0	$11,555.6	$591.6
Company-operated margins	1,626.6	1,490.8	83.5
Franchised margins	3,439.6	3,065.5	128.4
Selling, general & administrative expenses	1,151.6	1,111.2	(34.7)
Operating income	4,015.0	3,519.4	182.2
Net income	2,619.2	2,315.6	122.8
Earnings per share-diluted	2.49	2.13	0.12

Foreign currency translation had a positive impact on consolidated operating results for the quarter and six months driven by the stronger Euro and Australian Dollar as well as most other currencies.

Net Income and Diluted Earnings per Share

For the second quarter and six months ended June 30, 2011, net income was $1,410.2 million and $2,619.2 million, respectively, and diluted earnings per share were $1.35 and $2.49, respectively. Foreign currency translation had a positive impact of $0.10 on diluted earnings per share for the quarter and a positive impact of $0.12 for the six months.

For the second quarter and six months ended June 30, 2010, net income was $1,225.8 million and $2,315.6 million, respectively, and diluted earnings per share were $1.13 and $2.13, respectively. For the six months, results included after tax impairment charges of $35.3 million or $0.03 per share related to the Company’s share of strategic restaurant closing costs in Japan.

During the second quarter 2011, the Company repurchased 9.2 million shares of its stock for $743.9 million, bringing total repurchases for 2011 to 27.6 million shares or $2.1 billion. During the second quarter 2011, the Company paid a quarterly dividend of $0.61 per share or $632.0 million, bringing the total dividends paid for 2011 to $1.3 billion.

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

REVENUES Dollars in millions
Quarters Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$1,126.7	$1,085.0	4	4
Europe	2,048.4	1,697.7	21	8
APMEA	1,274.7	1,033.8	23	13
Other Countries & Corporate	247.6	196.9	26	18
Total	$4,697.4	$4,013.4	17	9
Franchised revenues
U.S.	$1,042.0	$991.9	5	5
Europe	774.1	628.4	23	9
APMEA	235.0	177.4	32	16
Other Countries & Corporate	156.9	134.4	17	8
Total	$2,208.0	$1,932.1	14	8
Total revenues
U.S.	$2,168.7	$2,076.9	4	4
Europe	2,822.5	2,326.1	21	8
APMEA	1,509.7	1,211.2	25	14
Other Countries & Corporate	404.5	331.3	22	14
Total	$6,905.4	$5,945.5	16	8

Six Months Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$2,131.3	$2,072.3	3	3
Europe	3,807.0	3,320.3	15	8
APMEA	2,455.7	2,051.7	20	11
Other Countries & Corporate	456.1	372.2	23	16
Total	$8,850.1	$7,816.5	13	8
Franchised revenues
U.S.	$1,963.2	$1,881.3	4	4
Europe	1,455.5	1,251.2	16	9
APMEA	454.5	350.8	30	16
Other Countries & Corporate	293.7	255.8	15	8
Total	$4,166.9	$3,739.1	11	7
Total revenues
U.S.	$4,094.5	$3,953.6	4	4
Europe	5,262.5	4,571.5	15	8
APMEA	2,910.2	2,402.5	21	12
Other Countries & Corporate	749.8	628.0	19	12
Total	$13,017.0	$11,555.6	13	8

Consolidated revenues increased 16% (8% in constant currencies) for the quarter and 13% (8% in constant currencies) for the six months. The constant currency growth was driven primarily by positive comparable sales as well as expansion.

In the U.S., revenues increased for the quarter and six months due to positive comparable sales. Comparable sales were driven by the McCafé line-up, featuring the new Frozen Strawberry Lemonade, classic core offerings, including Chicken McNuggets and the Big Mac, and breakfast, supported by the new Fruit & Maple Oatmeal.

In Europe, the constant currency increase in revenues for the quarter and six months was primarily driven by comparable sales increases in Russia (which is entirely Company-operated), the U.K. and France, as well as expansion in Russia.

In APMEA, the constant currency increase in revenues for the quarter and six months was primarily driven by comparable sales increases in China and most other markets, as well as expansion in China. In addition, a contractual increase in the royalty rate for Japan contributed to the increase for both periods.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2011 and 2010.

COMPARABLE SALES	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,*
	2011	2010	2011	2010
U.S.	4.5	3.7	3.7	2.6
Europe	5.9	5.2	5.8	5.2
APMEA	5.2	4.6	4.2	5.1
Other Countries & Corporate	10.3	9.9	9.1	11.0
Total	5.6	4.8	4.9	4.5

*	On a consolidated basis, comparable guest counts increased 3.8% and 3.9% for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2011:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2011		Six Months Ended June 30, 2011
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	5	5	4	4
Europe	22	9	16	8
APMEA	19	7	16	6
Other Countries & Corporate	22	12	19	11
Total	14	7	11	6

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$7,564.2	$7,178.6	5	5
Europe	4,417.8	3,594.6	23	9
APMEA	3,079.8	2,617.6	18	5
Other Countries & Corporate	1,891.1	1,557.0	21	12
Total*	$16,952.9	$14,947.8	13	7

Six Months Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$14,278.8	$13,642.1	5	5
Europe	8,280.9	7,145.4	16	9
APMEA	6,103.2	5,354.8	14	3
Other Countries & Corporate	3,577.0	3,009.4	19	11
Total*	$32,239.9	$29,151.7	11	6

*	Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,504.6 million and $2,945.3 million for the second quarters 2011 and 2010, respectively, and $6,928.2 million and $6,011.7 million for the six months ended June 30, 2011 and 2010, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2011	2010	2011	2010
Franchised
U.S.	84.3	84.0	$878.1	$832.6	5	5
Europe	79.1	78.3	612.2	491.8	24	10
APMEA	88.9	88.9	208.9	157.8	32	16
Other Countries & Corporate	86.5	86.0	135.8	115.6	18	9
Total	83.1	82.7	$1,835.0	$1,597.8	15	8
Company-operated
U.S.	20.7	22.2	$233.0	$241.3	(3)	(3)
Europe	19.6	20.3	400.7	344.0	17	4
APMEA	17.0	17.1	216.5	177.3	22	11
Other Countries & Corporate	16.3	18.3	40.4	36.0	12	5
Total	19.0	19.9	$890.6	$798.6	12	3

Six Months Ended June 30,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2011	2010	2011	2010
Franchised
U.S.	83.6	83.2	$1,640.4	$1,564.7	5	5
Europe	78.4	77.5	1,141.7	969.8	18	10
APMEA	89.1	88.9	404.8	311.8	30	17
Other Countries & Corporate	86.0	85.7	252.7	219.2	15	8
Total	82.5	82.0	$3,439.6	$3,065.5	12	8
Company-operated
U.S.	20.1	21.4	$429.2	$442.6	(3)	(3)
Europe	18.5	18.8	703.8	624.0	13	5
APMEA	17.2	17.6	423.3	360.3	17	8
Other Countries & Corporate	15.4	17.2	70.3	63.9	10	4
Total	18.4	19.1	$1,626.6	$1,490.8	9	4

Franchised margin dollars increased $237.2 million or 15% (8% in constant currencies) for the quarter and $374.1 million or 12% (8% in constant currencies) for the six months.

•

In the U.S., the franchised margin percent increased for the quarter and six months primarily due to positive comparable sales, partly offset by occupancy costs, primarily depreciation, mostly in the second quarter.

•	In Europe, the franchised margin percent increased for the quarter and six months primarily due to positive comparable sales.

•

In APMEA, the franchised margin percent for the quarter and six months reflected a contractual increase in the royalty rate for Japan in addition to positive comparable sales, partly offset by the impact of the strengthening Australian Dollar.

Company-operated margin dollars increased $92.0 million or 12% (3% in constant currencies) for the quarter and $135.8 million or 9% (4% in constant currencies) for the six months.

•

In the U.S. and Europe, the Company-operated margin percent decreased for the quarter and six months primarily due to higher commodity costs, and to a lesser extent, higher labor and occupancy & other costs, partly offset by positive comparable sales.

•

In APMEA, the Company-operated margin percent for the quarter and six months reflected positive comparable sales, mostly offset by higher commodity, labor and occupancy costs, and was negatively impacted by the acceleration of new restaurant openings in China. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales.

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Food & paper	33.8	32.6	33.7	32.8
Payroll & employee benefits	25.2	25.4	25.5	25.6
Occupancy & other operating expenses	22.0	22.1	22.4	22.5
Total expenses	81.0	80.1	81.6	80.9
Company-operated margins	19.0	19.9	18.4	19.1

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 4% (decreased 1% in constant currencies) for the quarter and increased 4% (1% in constant currencies) for the six months. The increase for the six months is a result of the timing of certain expenses in 2011, partially offset by the 2010 Vancouver Olympics and 2010 Worldwide Owner/Operator Convention. For the six months, selling, general & administrative expenses as a percent of revenues decreased to 8.8% for 2011 compared with 9.6% for 2010, and as a percent of Systemwide sales decreased to 2.8% for 2011 compared with 3.0% for 2010.

Impairment and Other Charges (Credits), Net

For the six months 2010, the Company recorded after tax impairment charges of $35.3 million related to its share of the strategic restaurant closing costs in Japan.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gains on sales of restaurant business	$(14.7)	$(11.0)	$(26.6)	$(38.6)
Equity in earnings of unconsolidated affiliates	(42.6)	(35.6)	(79.8)	(81.7)
Asset dispositions and other expense	3.4	26.0	3.6	8.4
Total	$(53.9)	$(20.6)	$(102.8)	$(111.9)

Equity in earnings of unconsolidated affiliates for the quarter and six months benefited from stronger foreign currencies, while the decline in the number of unconsolidated restaurants negatively impacted both periods.

Asset dispositions and other expense for the quarter declined due to gains on partnership dissolutions in the U.S. in 2011 and charges related to the voluntary recall of Shrek glassware in 2010. For the six months, both years reflected gains on partnership dissolutions in the U.S.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$952.0	$895.1	6	6
Europe	833.4	673.6	24	10
APMEA	365.6	273.5	34	19
Other Countries & Corporate	38.1	3.1	n/m	n/m
Total	$2,189.1	$1,845.3	19	11

Six Months Ended June 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$1,745.0	$1,704.5	2	2
Europe	1,508.7	1,274.6	18	11
APMEA	713.6	545.6	31	18
Other Countries & Corporate	47.7	(5.3)	n/m	n/m
Total	$4,015.0	$3,519.4	14	9

n/m Not meaningful

In the U.S., operating results increased for the quarter and six months primarily due to higher franchised margin dollars. In addition, the quarter benefited from higher other operating income.

In Europe, constant currency operating results increased for the quarter and six months due to stronger operating performance in France, the U.K. and Russia.

In APMEA, constant currency operating results for the quarter and six months were driven primarily by stronger operating results in many markets and a contractual increase in the royalty rate for Japan. The Company’s share of impairment charges in 2010, related to strategic restaurant closings in Japan, positively impacted the six months 2011 constant currency growth rate by seven percentage points.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the six months 2011 and 2010 was 30.8% and 30.5%, respectively.

Interest Expense

Interest expense increased for the quarter and six months reflecting higher average debt balances and stronger foreign currencies, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$(9.5)	$(3.6)	$(17.3)	$(8.2)
Foreign currency and hedging activity	0.6	1.1	1.1	4.6
Other expense	9.8	4.4	24.0	11.7
Total	$0.9	$1.9	$7.8	$8.1

Income Taxes

The effective income tax rate for the quarter was 31.8% in 2011 compared with 29.4% in 2010 and 30.4% in 2011 compared with 29.7% in 2010 for the six months.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $3.2 billion and exceeded capital expenditures by $2.1 billion for the six months 2011. Cash provided by operations increased $524.5 million compared with the six months 2010 primarily due to stronger operating results and changes in working capital.

Cash used for investing activities totaled $1.0 billion for the six months 2011, an increase of $191.2 million over the six months 2010, primarily as a result of higher capital expenditures partly offset by higher proceeds from sales of restaurant businesses.

Cash used for financing activities totaled $2.6 billion for the six months 2011, an increase of $707.0 million primarily due to higher treasury stock purchases.

Debt obligations at June 30, 2011 totaled $12.3 billion compared with $11.5 billion at December 31, 2010. The increase in 2011 was primarily due to net issuances of $515.3 million and the impact of changes in exchange rates on foreign currency denominated debt of $276.0 million.

Recently Issued Accounting Standards

In May 2011, the FASB issued an update to Topic 820 - Fair Value Measurement and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact to its consolidated financial statements.

In June 2011, The FASB issued an update to Topic 220 - Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statement

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been contracting in many markets, including some major markets, due to unfavorable economic conditions, and this may continue. Persistently high unemployment rates in many markets have also increased consumer focus on value and heightened pricing sensitivity. Combined with increasing pressure on commodity and labor costs, these circumstances affect restaurant sales and margin growth despite the strength of our brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.

These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.

Our ability to remain a relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win.

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

•

Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and to motivate our restaurant personnel and our franchisees to achieve sustained high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

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

•	Our ability to recruit and retain qualified local personnel to manage our operations and growth, particularly in certain developing markets;

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way; and

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

Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•

The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings;

•

The impact of new, potential or changing regulation that can affect our business plans, such as those relating to marketing and the content and safety of our food and other products, as well as the risks and costs of our labeling and other disclosure practices, particularly given varying legal requirements and practices for testing and disclosure within our industry, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers;

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

•	The continuing unfavorable global economic and market conditions;

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

Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics (or expectations about them) can adversely affect consumer spending and confidence levels or other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2011	1,450,168	$76.82	1,450,168	$5,400,056,000
May 1 - 31, 2011	3,372,604	81.03	3,372,604	5,126,766,000
June 1 - 30, 2011	4,407,536	81.52	4,407,536	4,767,476,000
Total	9,230,308	$80.60	9,230,308	$4,767,476,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 1, 2011, filed herewith.

	(b)	By-Laws, as amended and restated with effect as of July 21, 2011, incorporated herein by reference from Form 8-K, dated July 21, 2011.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

	(g)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

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

	(h)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q for the quarter ended June 30, 2009.**

Exhibit Number			Description

	(j	)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(k	)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(l	)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(i) First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(m	)	Employment Contract between Denis Hennequin and the Company, effective October 1, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2010.**

	(n	)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i) 2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(o	)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

	(p	)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(q	)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

	(r	)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(s	)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

	(t	)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

	(u	)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(v	)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, dated December 20, 2010.**

(12)	Computation of ratio of earnings to fixed charges.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.***

(101.SCH)	XBRL Taxonomy Extension Schema Document.***

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.***

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.***

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.***

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

August 5, 2011	/s/ Peter J. Bensen

Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer