Form 10-Q
period 2011-09-30
MCDONALDS CORP
filed 2011-11-04
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

1,023,218,317

(Number of shares of common stock

outstanding as of September 30, 2011)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

In millions, except per share data	(unaudited) September 30, 2011	December 31, 2010
Assets
Current assets
Cash and equivalents	$ 2,388.8	$ 2,387.0
Accounts and notes receivable	1,203.9	1,179.1
Inventories, at cost, not in excess of market	115.0	109.9
Prepaid expenses and other current assets	714.2	692.5
Total current assets	4,421.9	4,368.5
Other assets
Investments in and advances to affiliates	1,392.1	1,335.3
Goodwill	2,638.4	2,586.1
Miscellaneous	1,487.2	1,624.7
Total other assets	5,517.7	5,546.1
Property and equipment
Property and equipment, at cost	35,220.2	34,482.4
Accumulated depreciation and amortization	(12,882.3)	(12,421.8)
Net property and equipment	22,337.9	22,060.6
Total assets	$ 32,277.5	$ 31,975.2
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$ 816.1
Accounts payable	750.1	$ 943.9
Dividends payable	715.9
Income taxes	235.7	111.3
Other taxes	329.0	275.6
Accrued interest	155.9	200.7
Accrued payroll and other liabilities	1,350.1	1,384.9
Current maturities of long-term debt	725.4	8.3
Total current liabilities	5,078.2	2,924.7
Long-term debt	10,988.1	11,497.0
Other long-term liabilities	1,520.8	1,586.9
Deferred income taxes	1,352.2	1,332.4
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,430.1	5,196.4
Retained earnings	35,329.8	33,811.7
Accumulated other comprehensive income	548.5	752.9
Common stock in treasury, at cost; 637.4 and 607.0 million shares	(27,986.8)	(25,143.4)
Total shareholders’ equity	13,338.2	14,634.2
Total liabilities and shareholders’ equity	$ 32,277.5	$ 31,975.2

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2011	2010	2011	2010
Revenues
Sales by Company-operated restaurants	$4,855.5	$4,246.6	$13,705.6	$12,063.1
Revenues from franchised restaurants	2,310.8	2,058.3	6,477.7	5,797.4
Total revenues	7,166.3	6,304.9	20,183.3	17,860.5
Operating costs and expenses
Company-operated restaurant expenses	3,883.3	3,354.0	11,106.8	9,679.7
Franchised restaurants - occupancy expenses	376.2	344.4	1,103.5	1,018.0
Selling, general & administrative expenses	580.9	556.3	1,732.5	1,667.5
Impairment and other charges (credits), net	(6.6)	3.6	(4.2)	41.2
Other operating (income) expense, net	(62.2)	(49.9)	(165.0)	(161.8)
Total operating costs and expenses	4,771.6	4,208.4	13,773.6	12,244.6
Operating income	2,394.7	2,096.5	6,409.7	5,615.9
Interest expense	124.0	114.8	365.9	333.9
Nonoperating (income) expense, net	7.5	7.2	15.3	15.3
Income before provision for income taxes	2,263.2	1,974.5	6,028.5	5,266.7
Provision for income taxes	755.9	586.1	1,902.0	1,562.7
Net income	$1,507.3	$1,388.4	$4,126.5	$3,704.0
Earnings per common share-basic	$1.47	$1.31	$3.98	$3.46
Earnings per common share-diluted	$1.45	$1.29	$3.94	$3.42
Dividends declared per common share	$1.31	$1.16	$2.53	$2.26
Weighted-average shares outstanding-basic	1,028.8	1,061.0	1,035.5	1,069.7
Weighted-average shares outstanding-diluted	1,041.3	1,074.9	1,048.2	1,083.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Operating activities
Net Income	$1,507.3	$1,388.4	$4,126.5	$3,704.0
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	358.3	312.7	1,047.5	942.1
Deferred income taxes	159.7	12.1	185.4	5.5
Share-based compensation	21.2	20.0	65.3	64.7
Impairment and other charges (credits), net	(6.6)	3.6	(4.2)	41.2
Other	5.2	83.3	(46.8)	175.7
Changes in working capital items	124.5	124.3	(8.2)	(317.4)
Cash provided by operations	2,169.6	1,944.4	5,365.5	4,615.8
Investing activities
Property and equipment expenditures	(692.3)	(523.1)	(1,791.4)	(1,319.4)
Sales and purchases of restaurant businesses and property sales	54.1	86.3	252.8	157.0
Other	(61.6)	(9.2)	(133.5)	(64.7)
Cash used for investing activities	(699.8)	(446.0)	(1,672.1)	(1,227.1)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	420.2	478.9	935.5	752.1
Treasury stock purchases	(874.8)	(798.1)	(2,993.4)	(2,156.5)
Common stock dividends	(627.2)	(583.5)	(1,894.3)	(1,764.6)
Proceeds from stock option exercises	79.5	107.1	265.4	363.0
Excess tax benefit on share-based compensation	25.8	28.9	83.2	92.6
Other	(1.8)	(21.2)	(12.4)	(5.2)
Cash used for financing activities	(978.3)	(787.9)	(3,616.0)	(2,718.6)
Effect of exchange rates on cash and cash equivalents	(172.7)	119.0	(75.6)	28.9
Cash and equivalents increase	318.8	829.5	1.8	699.0
Cash and equivalents at beginning of period	2,070.0	1,665.5	2,387.0	1,796.0
Cash and equivalents at end of period	$2,388.8	$2,495.0	$2,388.8	$2,495.0

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2010 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2011 do not necessarily indicate the results that may be expected for the full year.

The results of operations of McDonald’s restaurant businesses purchased and sold were not material, on either an individual or aggregate basis, to the condensed consolidated financial statements for periods prior to purchase and sale.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at September 30,	2011	2010
Conventional franchised	19,367	19,179
Developmental licensed	3,803	3,377
Foreign affiliated	3,581	3,648
Franchised	26,751	26,204
Company-operated	6,393	6,257
Systemwide restaurants	33,144	32,461

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and nine months ended September 30, 2011 and 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net income	$1,507.3	$1,388.4	$4,126.5	$3,704.0
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	(992.1)	1,000.9	(218.5)	(48.0)
Cash flow hedging adjustments	(4.6)	(20.0)	(8.6)	1.8
Pension liability adjustment	0.8	1.8	22.7	2.6
Total other comprehensive income (loss)	(995.9)	982.7	(204.4)	(43.6)
Total comprehensive income	$511.4	$2,371.1	$3,922.1	$3,660.4

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of 12.5 million shares and 13.9 million shares for the quarters ended September 30, 2011 and 2010, respectively, and 12.7 million shares and 14.2 million shares for the nine months ended September 30, 2011 and 2010, respectively. There were no antidilutive stock options excluded in the diluted weighted-average shares calculation for the quarters and nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
September 30, 2011
Cash equivalents	$405.7				$405.7
Investments	126.4	*			126.4
Derivative assets	132.6	*	$70.6		203.2
Total assets at fair value	$664.7		$70.6		$735.3

Derivative liabilities			$(11.1)		$(11.1)
Total liabilities at fair value			$(11.1)		$(11.1)

December 31, 2010
Cash equivalents	$722.5				$722.5
Investments	131.6	*			131.6
Derivative assets	104.4	*	$88.5		192.9
Total assets at fair value	$958.5		$88.5		$1,047.0

Derivative liabilities			$(8.4)		$(8.4)
Total liabilities at fair value			$(8.4)		$(8.4)

*	Includes investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2011, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2011, the fair value of the Company’s debt obligations was estimated at $14.3 billion, compared to a carrying amount of $12.5 billion. This fair value was estimated using various pricing models or discounted cash flow analyses that incorporated quoted market prices, and is similar to Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2011	December 31, 2010	Balance Sheet Classification	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$7.6	$7.5	Accrued payroll and other liabilities		$(4.6)
Interest rate	Prepaid expenses and other current assets	14.6	0.5
Foreign currency	Miscellaneous other assets	1.2
Interest rate	Miscellaneous other assets	49.4	72.1	Other long-term liabilities	$(10.5)	(0.3)
Total derivatives designated as hedging instruments		$72.8	$80.1		$(10.5)	$(4.9)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$5.0	$6.0	Accrued payroll and other liabilities	$(10.2)	$(3.8)
Equity	Prepaid expenses and other current assets	132.6	104.4
Foreign currency	Miscellaneous other assets	2.4	2.7
Total derivatives not designated as hedging instruments		$140.0	$113.1		$(10.2)	$(3.8)
Total derivatives (1)		$212.8	$193.2		$(20.7)	$(8.7)

(1)

The fair value of derivatives is presented on a gross basis. Accordingly, the 2011 and 2010 total asset and liability fair values do not agree with the values provided in the Fair Value Measurements note because that disclosure reflects netting adjustments related to specific counterparties of $9.6 million and $0.3 million, respectively.

The following table presents the pretax amounts affecting income and OCI for the nine months ended September 30, 2011 and 2010, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items
	2011	2010			2011	2010

Interest rate	$(6.8)	$24.5	Fixed-rate debt		$6.8	$(24.5)

Derivatives in Cash flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2011	2010	2011	2010	2011	2010

Foreign currency	$(4.3)	$13.8	$ (3.2)	$ 10.5	$(6.1)	$(22.1)
Interest rate(1)	(10.5)		1.7	0.5		0.3
Total	$(14.8)	$13.8	$ (1.5)	$ 11.0	$(6.1)	$(21.8)

Net Investment Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative
	2011	2010	2011	2010		2011	2010

Foreign currency denominated debt	$(73.6)	$(86.8)			Foreign currency	$(5.6)	$10.1
Foreign currency derivatives(2)	(9.4)	(4.3)	$(8.2)		Equity(3)	16.9	15.7
Total	$(83.0)	$(91.1)	$(8.2)	$-	Interest Rate	1.5
					Total	$12.8	$25.8

Gains (losses) recognized in income on derivatives are recorded in Nonoperating (income) expense, net unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.
(2)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Impairment and other charges (credits), net.
(3)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

•	Fair Value Hedging Strategy

The Company enters into fair value hedges to reduce the exposure to changes in the fair value of certain liabilities. The fair value hedges the Company enters into consist of interest rate exchange agreements which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate exchange agreements meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate exchange agreements are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate exchange agreements designated as fair value hedges for the nine month period ended September 30, 2011. A total of $2.0 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate exchange agreements.

•	Cash Flow Hedging Strategy

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate exchange agreements, forward foreign currency exchange agreements and foreign currency options.

The Company periodically uses interest rate exchange agreements to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt and the agreements are intended to reduce the impact of interest rate changes on future interest expense. At September 30, 2011, $250.0 million of the Company’s anticipated debt issuances were effectively converted to fixed-rate resulting from the use of interest rate exchange agreements.

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

The hedges cover the next 15 months for certain exposures and are denominated in various currencies. As of September 30, 2011, the Company had derivatives outstanding with an equivalent notional amount of $202.6 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments related to cash flow hedges to the deferred hedging adjustment component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $8.6 million for the nine months ended September 30, 2011 and a net increase of $1.8 million for the nine months ended September 30, 2010. Based on interest rates and foreign currency exchange rates at September 30, 2011, no significant amount of the $6.4 million in cumulative deferred hedging gains, after tax, at September 30, 2011, will be recognized in earnings over the next 12 months as the underlying hedged transactions are realized.

•	Hedge of Net Investment in Foreign Operations Strategy

The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2011, a total of $4.6 billion of the Company’s foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at September 30, 2011 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2011, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

Impairment and Other Charges (Credits), Net

The Company recorded after tax impairment charges of $36.8 million for the nine months ended September 30, 2010 related to its share of strategic restaurant closing costs in Japan. These charges primarily consisted of asset writeoffs and lease termination costs.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued an update to Topic 820 - Fair Value Measurement of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220 - Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Revenues
U.S.	$2,229.9	$2,120.9	$6,324.4	$6,074.5
Europe	2,904.2	2,499.3	8,166.7	7,070.8
APMEA	1,601.6	1,333.3	4,511.8	3,735.8
Other Countries & Corporate	430.6	351.4	1,180.4	979.4
Total	$7,166.3	$6,304.9	$20,183.3	$17,860.5
Operating Income
U.S.	$986.8	$930.3	$2,731.8	$2,634.8
Europe	917.1	796.7	2,425.8	2,071.3
APMEA	431.2	341.1	1,144.8	886.7
Other Countries & Corporate	59.6	28.4	107.3	23.1
Total	$2,394.7	$2,096.5	$6,409.7	$5,615.9

Debt Financing

Short-term borrowings consist of commercial paper and outstanding balances on line of credit agreements at certain subsidiaries outside the U.S., denominated in various currencies at local market rates of interest. At December 31, 2010, Short-term borrowings and Current maturities of long-term debt included a reclassification to Long-term debt of $1.2 billion as they were supported by a line of credit agreement expiring in March 2012, more than 12 months from the balance sheet date. As of September 30, 2011, this reclassification can no longer be made since the line of credit expires within 12 months of the balance sheet date. This line of credit remained unused at September 30, 2011 and December 31, 2010. The Company expects to replace this five-year line of credit agreement with a similar agreement in the fourth quarter 2011.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 33,144 restaurants in 119 countries at September 30, 2011, 26,751 were licensed to franchisees (including 19,367 franchised to conventional franchisees, 3,803 licensed to developmental licensees and 3,581 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,393 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate,” which includes operations in Canada and Latin America, as well as Corporate activities. For the nine months 2011, the U.S., Europe and APMEA segments accounted for 31%, 40% and 22% of total revenues, respectively.

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

The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts successfully resonated with consumers, driving increases in comparable sales and customer visits in most countries despite a challenging global economy and a relatively flat Informal Eating Out (IEO) market. As a result, every area of the world contributed to global comparable sales and guest counts, which increased 5.0% and 2.6%, respectively, for the quarter 2011, and 4.9% and 3.4%, respectively, for the nine months 2011.

Growth in comparable sales is driven by the System’s ability to optimize guest count growth and average check, which is affected by changes in pricing and product mix. The goal is to achieve comparable sales growth through a balanced contribution from guest counts and average check. Menu pricing actions reflect local market conditions. In our Company-operated restaurants, we are focused on increasing prices in a manner that maintains guest count momentum while mitigating some of the impact of inflationary cost increases.

U.S. comparable sales increases were 4.4% for the quarter and 4.0% for the nine months driven by the McCafé line-up, classic core offerings, and the breakfast business. Ongoing U.S. priorities include building key categories from chicken and beef to beverages and breakfast, a focus on operational excellence and modernizing our restaurants with interior and exterior reimaging, as well as expanded hours and everyday value.

Europe’s tiered-menu offerings and unique food events, as well as the segment’s ongoing restaurant modernization efforts, contributed to 4.9% comparable sales growth for the quarter and 5.5% for the nine months. Europe’s strategic priorities include increasing local relevance by complementing our tiered menu with a variety of limited-time food events as well as new snack and dessert options, upgrading the customer and employee experience through service initiatives and ongoing restaurant reimaging, and building brand transparency. While we have not seen a significant change in consumer behavior across the segment as a result of government-initiated austerity measures, we continue to closely monitor consumer reactions and remain confident that our business model will continue to drive profitable growth.

APMEA’s continued commitment to branded affordability, convenience initiatives, such as drive-thru, delivery and extended hours, unique menu options and innovative marketing tie-ins contributed to comparable sales growth of 3.4% for the quarter and 3.9% for the nine months. In addition, breakfast contributed to the results through a combination of compelling value and a focus on strong menu offerings. APMEA will continue to execute initiatives that best support our goal to be customers’ first choice for eating out by focusing on menu variety, value, restaurant experience and convenience.

Highlights From The Quarter And Nine Months Included:

•	Global comparable sales increased 5.0% for the quarter and 4.9% for the nine months.

•	Consolidated operating income increased 14% (8% in constant currencies) for the quarter and 14% (9% in constant currencies) for the nine months.

•

Diluted earnings per share were $1.45 for the quarter and $3.94 for the nine months, up 12% (6% in constant currencies) and 15% (10% in constant currencies), respectively. Foreign currency translation positively impacted diluted earnings per share by $0.08 for the quarter and $0.19 for the nine months.

•	For the nine months, the Company repurchased 38.1 million shares for $3.0 billion and paid total dividends of $1.83 per share or $1.9 billion.

•	The quarterly cash dividend increased 15% to $0.70 per share – the equivalent of $2.80 annually – effective for the fourth quarter 2011.

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 1.5-2 percentage points to 2011 Systemwide sales growth (in constant currencies), most of which will be due to the 541 net traditional restaurants added in 2010.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 3 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2011, the total basket of goods cost is expected to increase 4.5-5% in the U.S. and Europe.

•

The Company expects full-year 2011 selling, general & administrative expenses to decrease about 2% in constant currencies, which reflects higher incentive compensation expense primarily recorded in the second half of 2010.

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

•

The Company now expects capital expenditures for 2011 to be approximately $2.6 billion; about half of this amount will be used to open new restaurants. The Company expects to open between 1,100 and 1,200 restaurants including approximately 400 restaurants in foreign affiliated and developmental licensed markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 800 restaurants. The remaining capital will be used for reinvestment in existing restaurants. Over half of this reinvestment will be used to reimage at least 2,200 locations worldwide, some of which will require no capital investment from the Company.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,855.5	14	$13,705.6	14
Revenues from franchised restaurants	2,310.8	12	6,477.7	12
Total revenues	7,166.3	14	20,183.3	13
Operating costs and expenses
Company-operated restaurant expenses	3,883.3	16	11,106.8	15
Franchised restaurants – occupancy expenses	376.2	9	1,103.5	8
Selling, general & administrative expenses	580.9	4	1,732.5	4
Impairment and other charges (credits), net	(6.6)	n/m	(4.2)	n/m
Other operating (income) expense, net	(62.2)	(25)	(165.0)	(2)
Total operating costs and expenses	4,771.6	13	13,773.6	12
Operating income	2,394.7	14	6,409.7	14
Interest expense	124.0	8	365.9	10
Nonoperating (income) expense, net	7.5	3	15.3	0
Income before provision for income taxes	2,263.2	15	6,028.5	14
Provision for income taxes	755.9	29	1,902.0	22
Net income	$1,507.3	9	$4,126.5	11
Earnings per common share-basic	$1.47	12	$3.98	15
Earnings per common share-diluted	$1.45	12	$3.94	15

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

IMPACT OF FOREIGN CURRENCY TRANSLATION
In millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2011	2010	2011
Revenues	$7,166.3	$6,304.9	$366.2
Company-operated margins	972.2	892.6	53.1
Franchised margins	1,934.6	1,713.9	87.3
Selling, general & administrative expenses	580.9	556.3	(20.8)
Operating income	2,394.7	2,096.5	123.3
Net income	1,507.3	1,388.4	75.8
Earnings per share-diluted	1.45	1.29	0.08

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2011	2010	2011
Revenues	$20,183.3	$17,860.5	$957.8
Company-operated margins	2,598.8	2,383.4	136.6
Franchised margins	5,374.2	4,779.4	215.7
Selling, general & administrative expenses	1,732.5	1,667.5	(55.5)
Operating income	6,409.7	5,615.9	305.4
Net income	4,126.5	3,704.0	198.6
Earnings per share-diluted	3.94	3.42	0.19

Foreign currency translation had a positive impact on consolidated operating results for the quarter and nine months driven by the stronger Euro and Australian Dollar as well as most other currencies.

Net Income and Diluted Earnings per Share

For the quarter, net income increased 9% (3% in constant currencies) to $1,507.3 million and diluted earnings per share increased 12% (6% in constant currencies) to $1.45. Foreign currency translation had a positive impact of $0.08 on diluted earnings per share.

For the nine months, net income increased 11% (6% in constant currencies) to $4,126.5 million and diluted earnings per share increased 15% (10% in constant currencies) to $3.94. Foreign currency translation had a positive impact of $0.19 on diluted earnings per share.

For the quarter and nine months, the growth rate on net income was negatively impacted by a higher effective income tax rate, while the growth rate on diluted earnings per share benefited from a three percent decrease in diluted weighted average shares outstanding. For the nine months 2010, results included after tax impairment charges of $36.8 million or $0.03 per share related to the Company’s share of strategic restaurant closing costs in Japan.

During the quarter, the Company repurchased 10.5 million shares of its stock for $909.6 million, bringing total repurchases for 2011 to 38.1 million shares or $3.0 billion, and paid a quarterly dividend of $0.61 per share or $627.2 million, bringing the total dividends paid for 2011 to $1.9 billion. The Company also declared a fourth quarter 2011 dividend of $0.70 per share, reflecting an increase of 15%, and expects total cash returned to shareholders to be approximately $6 billion for 2011.

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

REVENUES Dollars in millions
Quarters Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$1,153.7	$1,100.8	5	5
Europe	2,088.0	1,806.6	16	8
APMEA	1,353.6	1,134.7	19	10
Other Countries & Corporate	260.2	204.5	27	20
Total	$4,855.5	$4,246.6	14	8
Franchised revenues
U.S.	$1,076.2	$1,020.1	6	6
Europe	816.2	692.7	18	8
APMEA	248.0	198.6	25	12
Other Countries & Corporate	170.4	146.9	16	9
Total	$2,310.8	$2,058.3	12	7
Total revenues
U.S.	$2,229.9	$2,120.9	5	5
Europe	2,904.2	2,499.3	16	8
APMEA	1,601.6	1,333.3	20	11
Other Countries & Corporate	430.6	351.4	22	15
Total	$7,166.3	$6,304.9	14	8

Nine Months Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
Company-operated sales
U.S.	$3,285.0	$3,173.1	4	4
Europe	5,895.0	5,126.9	15	8
APMEA	3,809.3	3,186.4	20	11
Other Countries & Corporate	716.3	576.7	24	17
Total	$13,705.6	$12,063.1	14	8
Franchised revenues
U.S.	$3,039.4	$2,901.4	5	5
Europe	2,271.7	1,943.9	17	9
APMEA	702.5	549.4	28	14
Other Countries & Corporate	464.1	402.7	15	8
Total	$6,477.7	$5,797.4	12	7
Total revenues
U.S.	$6,324.4	$6,074.5	4	4
Europe	8,166.7	7,070.8	15	8
APMEA	4,511.8	3,735.8	21	11
Other Countries & Corporate	1,180.4	979.4	21	13
Total	$20,183.3	$17,860.5	13	8

Consolidated revenues increased 14% (8% in constant currencies) for the quarter and 13% (8% in constant currencies) for the nine months. The constant currency growth was driven primarily by positive comparable sales as well as expansion.

In the U.S., revenues increased for the quarter and nine months due to positive comparable sales. Comparable sales were driven by the McCafé line-up, classic core offerings and the breakfast business.

In Europe, the constant currency increase in revenues for the quarter and nine months was primarily driven by comparable sales increases in Russia (which is entirely Company-operated), the U.K., France and Germany, as well as expansion in Russia.

In APMEA, the constant currency increase in revenues for the quarter and nine months was primarily driven by comparable sales increases in China and most other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2011 and 2010.

COMPARABLE SALES	% Increase
	Quarters Ended September 30,*		Nine Months Ended September 30,*
	2011	2010	2011	2010
U.S.	4.4	5.3	4.0	3.5
Europe	4.9	4.1	5.5	4.8
APMEA	3.4	8.1	3.9	6.2
Other Countries & Corporate	11.4	11.3	9.9	11.1
Total	5.0	6.0	4.9	5.1

*	On a consolidated basis, comparable guest counts increased 2.6% and 6.5% for the quarters 2011 and 2010, respectively, and increased 3.4% and 4.8% for the nine months 2011 and 2010, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2011:

SYSTEMWIDE SALES
	Quarter Ended September 30, 2011		Nine Months Ended September 30, 2011
	% Inc	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	5	5	5	5
Europe	17	8	16	8
APMEA	17	7	16	6
Other Countries & Corporate	21	13	20	12
Total	12	7	12	7

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$7,802.5	$7,415.8	5	5
Europe	4,653.8	3,960.4	18	8
APMEA	3,426.9	2,958.1	16	6
Other Countries & Corporate	2,070.7	1,725.0	20	13
Total*	$17,953.9	$16,059.3	12	7

Nine Months Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$22,081.3	$21,057.9	5	5
Europe	12,934.7	11,105.8	16	8
APMEA	9,530.1	8,312.9	15	4
Other Countries & Corporate	5,647.7	4,734.4	19	11
Total*	$50,193.8	$45,211.0	11	6

*	Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $4,105.8 million and $3,368.0 million for the quarters 2011 and 2010, respectively, and $11,034.0 million and $9,379.7 million for the nine months 2011 and 2010, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
Quarters Ended September 30,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2011	2010	2011	2010
Franchised
U.S.	84.5	84.1	$ 909.6	$ 858.0	6	6
Europe	80.1	79.5	653.6	550.4	19	9
APMEA	89.9	89.8	223.0	178.3	25	12
Other Countries & Corporate	87.0	86.5	148.4	127.2	17	10
Total	83.7	83.3	$1,934.6	$1,713.9	13	8
Company-operated
U.S.	21.1	22.0	$ 244.0	$ 242.0	1	1
Europe	20.9	22.0	435.5	397.3	10	2
APMEA	18.4	18.9	248.5	214.0	16	7
Other Countries & Corporate	17.0	19.2	44.2	39.3	13	6
Total	20.0	21.0	$ 972.2	$ 892.6	9	3

Nine Months Ended September 30,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2011	2010	2011	2010
Franchised
U.S.	83.9	83.5	$2,550.0	$2,422.7	5	5
Europe	79.0	78.2	1,795.3	1,520.2	18	10
APMEA	89.4	89.2	627.8	490.1	28	15
Other Countries & Corporate	86.4	86.0	401.1	346.4	16	9
Total	83.0	82.4	$5,374.2	$4,779.4	12	8
Company-operated
U.S.	20.5	21.6	$ 673.2	$ 684.6	(2)	(2)
Europe	19.3	19.9	1,139.3	1,021.3	12	4
APMEA	17.6	18.0	671.8	574.3	17	8
Other Countries & Corporate	16.0	17.9	114.5	103.2	11	5
Total	19.0	19.8	$2,598.8	$2,383.4	9	3

Franchised margin dollars increased $220.7 million or 13% (8% in constant currencies) for the quarter and $594.8 million or 12% (8% in constant currencies) for the nine months.

•	In the U.S. and Europe, the franchised margin percent increased for the quarter and nine months primarily due to positive comparable sales, partly offset by higher occupancy costs.

•

In APMEA, the franchised margin percent for the quarter and nine months reflected a contractual increase in the royalty rate for Japan in addition to positive comparable sales in most markets, partly offset by the impact of the strengthening Australian Dollar.

Company-operated margin dollars increased $79.6 million or 9% (3% in constant currencies) for the quarter and $215.4 million or 9% (3% in constant currencies) for the nine months as positive comparable sales were partially offset by higher costs, primarily commodity costs, in all segments.

•

In the U.S., the Company-operated margin percent decreased for the quarter and nine months primarily due to higher commodity costs, and to a lesser extent, higher occupancy & other costs, partly offset by positive comparable sales.

•

In Europe, the Company-operated margin percent decreased for the quarter and nine months primarily due to higher commodity, labor, and to a lesser extent, occupancy & other costs, partly offset by positive comparable sales.

•

In APMEA, the Company-operated margin percent for the quarter and nine months reflected positive comparable sales, offset by higher commodity, labor and occupancy & other costs, and was negatively impacted by the acceleration of new restaurant openings in China. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales.

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Food & paper	33.7	32.4	33.7	32.6
Payroll & employee benefits	24.5	24.8	25.2	25.3
Occupancy & other operating expenses	21.8	21.8	22.1	22.3
Total expenses	80.0	79.0	81.0	80.2
Company-operated margins	20.0	21.0	19.0	19.8

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 4% (1% in constant currencies) for the quarter and nine months. The increase for the nine months is a result of higher employee and other costs mainly offset by costs related to the 2010 Vancouver Olympics and 2010 Worldwide Owner/Operator Convention.

For the nine months, selling, general & administrative expenses as a percent of revenues decreased to 8.6% for 2011 compared with 9.3% for 2010, and as a percent of Systemwide sales decreased to 2.7% for 2011 compared with 2.9% for 2010.

Impairment and Other Charges (Credits), Net

For the nine months 2010, the Company recorded after tax impairment charges of $36.8 million related to its share of the strategic restaurant closing costs in Japan.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gains on sales of restaurant businesses	$(15.8)	$(22.5)	$(42.4)	$(61.1)
Equity in earnings of unconsolidated affiliates	(47.1)	(49.6)	(126.9)	(131.3)
Asset dispositions and other expense	0.7	22.2	4.3	30.6
Total	$(62.2)	$(49.9)	$(165.0)	$(161.8)

Equity in earnings of unconsolidated affiliates for the quarter and nine months decreased primarily due to the decline in the number of unconsolidated partnerships in the U.S., partly offset by the benefit from stronger foreign currencies.

Asset dispositions and other expense for the quarter declined due to higher gains on unconsolidated partnership dissolutions in the U.S. in 2011. The nine months reflected higher gains on unconsolidated partnership dissolutions in the U.S. and charges related to the voluntary glassware recall in 2010.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$986.8	$930.3	6	6
Europe	917.1	796.7	15	6
APMEA	431.2	341.1	26	15
Other Countries & Corporate	59.6	28.4	n/m	74
Total	$2,394.7	$2,096.5	14	8

Nine Months Ended September 30,	2011	2010	% Inc	% Inc Excluding Currency Translation
U.S.	$2,731.8	$2,634.8	4	4
Europe	2,425.8	2,071.3	17	9
APMEA	1,144.8	886.7	29	17
Other Countries & Corporate	107.3	23.1	n/m	n/m
Total	$6,409.7	$5,615.9	14	9

n/m Not meaningful

In the U.S., operating results increased for the quarter and nine months primarily due to higher franchised margin dollars. The nine months were negatively impacted by higher selling, general and administrative costs and lower Company-operated margin dollars.

In Europe, constant currency operating results increased for the quarter and nine months due to stronger operating performance in France, the U.K., Russia and Germany. Both periods benefited from higher franchised margin dollars, while higher Company-operated margin dollars also positively impacted the nine months.

In APMEA, constant currency operating results for the quarter and nine months were driven primarily by stronger operating results in many markets. The Company’s share of impairment charges in 2010, related to strategic restaurant closings in Japan, positively impacted the nine months 2011 constant currency growth rate by five percentage points.

In Other Countries & Corporate, constant currency operating results increased for the quarter and nine months due to higher franchised margin dollars and lower corporate general and administrative expenses.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the nine months 2011 and 2010 was 31.8% and 31.4%, respectively.

Interest Expense

Interest expense increased for the quarter and nine months reflecting higher average debt balances and stronger foreign currencies, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$(10.3)	$(5.6)	$(27.6)	$(13.8)
Foreign currency and hedging activity	6.5	1.8	7.6	6.4
Other expense	11.3	11.0	35.3	22.7
Total	$7.5	$7.2	$15.3	$15.3

Income Taxes

The effective income tax rate was 33.4% for the quarter 2011 compared with 29.7% for the quarter 2010. The higher effective tax rate in 2011 was primarily due to lower tax benefits related to certain foreign tax credits and a non-cash deferred tax cost related to certain foreign tax operations.

The effective income tax rate was 31.6% for the nine months 2011 compared with 29.7% for the nine months 2010. The higher effective tax rate in 2011 was primarily due to lower tax benefits related to certain foreign tax credits, partially offset by a nonrecurring deferred tax benefit related to certain foreign operations that was recorded in the first half of 2011.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $5.4 billion and exceeded capital expenditures by $3.6 billion for the nine months 2011. Cash provided by operations increased $749.7 million compared with the nine months 2010 primarily due to stronger operating results and changes in working capital.

Cash used for investing activities totaled $1.7 billion for the nine months 2011, an increase of $445.0 million over the nine months 2010, primarily as a result of higher capital expenditures due to increased reimaging and new openings, partly offset by higher proceeds from sales of restaurant businesses.

Cash used for financing activities totaled $3.6 billion for the nine months 2011, an increase of $897.4 million primarily due to higher treasury stock purchases.

Debt obligations at September 30, 2011 totaled $12.5 billion compared with $11.5 billion at December 31, 2010. The increase in 2011 was primarily due to net issuances of $935.5 million and the impact of changes in exchange rates on foreign currency denominated debt of $98.0 million.

Recently Issued Accounting Standards

In May 2011, the FASB issued an update to Topic 820 - Fair Value Measurement of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220 - Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information on this report includes forward-looking statements about our plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been contracting in many markets, including some major markets, due to unfavorable economic conditions, and this may continue. Persistently high unemployment rates in many markets have also increased consumer focus on value and heightened pricing sensitivity. Combined with increasing pressure on commodity and labor costs, these circumstances affect restaurant sales and margin growth despite the strength of our brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.

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

•

Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and to motivate our restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

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

•

The costs and operational risks associated with our increasing reliance on information technology (including our point-of-sale and other in-store technology systems or platforms), such as the need for increasing investments to upgrade and maintain our systems, the potential for system failures or programming errors and the impact on our margins from the use of cashless payments.

Our results and financial condition are affected by global and local market conditions, which can adversely affect our sales, margins and net income.

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges or restaurant closings. Some macroeconomic conditions have an even more wide-ranging and prolonged impact. The current environment has been characterized by weak economies, persistently high unemployment rates, inflationary pressures and extreme volatility in financial markets worldwide, which has been exacerbated by the significant uncertainty associated with the ongoing sovereign debt crisis in certain Euro zone countries. This environment has adversely affected both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity. These unfavorable conditions are expected to persist for the foreseeable future in many of our most important markets. The key factors that can affect our operations, plans and results in this environment are the following:

•

Whether our strategies will permit us to compete effectively and make continued market share gains despite the uncertain economic outlook and extreme market volatility, while at the same time achieving sales and operating income within our targeted long-term average annual range of growth;

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

•

The impact on restaurant sales and margins of recent volatility in commodity and gasoline prices, which we expect will continue, and the impact of pricing, hedging and other actions that we, franchisees and suppliers may take to address this environment;

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

•

The challenges and uncertainties associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

•	The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings; and

•

The impact of changes in our debt levels on our credit ratings, interest expense, availability of acceptable counterparties, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants.

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental authorities and non-governmental organizations on environmental matters, such as environmental sustainability, climate change, greenhouse gases and water consumption, including initiatives that effectively impose a tax on carbon emissions;

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment claims, landlord/tenant disputes and intellectual property claims; the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

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

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or related authoritative interpretations), particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere, and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.

Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

•	The continuing unfavorable global economic and extremely volatile market conditions;

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

•	The impact of our stock repurchase program or dividend rate; and

•

The impact on our results of other corporate actions, such as those we may take from time to time as part of our continuous review of our corporate structure in light of business, legal and tax considerations.

Our results and prospects can be adversely affected by events such as severe weather conditions, natural disasters, hostilities and social unrest, among others.

Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics (or expectations about them) can adversely affect consumer spending and confidence levels or other factors that affect our results and prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2010 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2011	1,055,843	$87.40	1,055,843	$4,675,196,000
August 1 - 31, 2011	4,271,972	86.00	4,271,972	4,307,827,000
September 1 - 30, 2011	5,172,034	87.00	5,172,034	3,857,878,000
Total	10,499,849	$86.63	10,499,849	$3,857,878,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 1, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.

	(b)	By-Laws, as amended and restated with effect as of July 21, 2011, incorporated herein by reference from Form 8-K, dated July 21, 2011.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated November 28, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

	(f)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

	(g)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

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

	(h)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

Exhibit Number		Description

	(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

	(j)	Form of Stock Option Grant Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(k)	Form of Restricted Stock Unit Award Notice, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2005.**

	(l)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, dated November 28, 2007.**

(i) First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(m)	Employment Contract between Denis Hennequin and the Company, effective October 1, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2010.**

	(n)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i) 2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(o)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.**

	(p)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(q)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, dated January 23, 2008.**

	(r)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(s)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, dated December 18, 2009.**

	(t)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, dated February 9, 2010.**

	(u)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(v)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, dated December 20, 2010.**

(12)	Computation of ratio of earnings to fixed charges.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

November 4, 2011	/s/ Peter J. Bensen

Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer