Form 10-K
period 2011-12-31
MCDONALDS CORP
filed 2012-02-24
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer  ☒         Accelerated filer  ☐

Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was $86,947,538,692.

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 1,018,555,678.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s 2012 definitive proxy statement which will be filed no later than 120 days after December 31, 2011.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”

a. General development of business

During 2011, there have been no material changes to the Company’s corporate structure or in its method of conducting business. In 2011, the Company has continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.

b. Financial information about segments

Segment data for the years ended December 31, 2011, 2010, and 2009 are included in Part II, Item 8, page 40 of this Form 10-K.

c. Narrative description of business

•	General

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. These restaurants serve a broad menu (see Products) at various price points providing value in 119 countries around the world.

All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and developmental licensees and foreign affiliated markets under license agreements.

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

Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company has no capital invested, it receives a royalty based on a percent of sales, as well as initial fees. The largest of these developmental license arrangements operates over 1,800 restaurants across 19 countries in Latin America and the Caribbean.

The Company has an equity investment in a limited number of foreign affiliated markets, referred to as affiliates. The largest of these affiliates is Japan, where there are approximately 3,300 restaurants. The Company receives a royalty based on a percent of sales in these markets and records its share of net results in Equity in earnings of unconsolidated affiliates.

The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and strictly enforces high quality standards and product specifications. The Company has quality centers around the world to ensure that its high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site supplier visits. A quality leadership board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.

Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to most McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products and in the delivery of customer service.

McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand image and differentiate the Company from competitors. Marketing and promotional efforts focus on value, food taste, menu choice, nutrition, convenience and the customer experience. The Company continuously endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.

•	Products

McDonald’s restaurants offer a substantially uniform menu, although there are geographic variations to suit local consumer preferences and tastes. In addition, McDonald’s tests new products on an ongoing basis.

McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, Snack Wraps, french fries, salads, oatmeal, shakes, McFlurry desserts, sundaes, soft serve cones, pies, soft drinks, coffee, McCafé beverages and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.

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

McDonald’s Corporation Annual Report 2011    1

as long as they are used and/or registered. Patents, copyrights and licenses are of varying remaining durations.

•	Seasonal operations

The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices

Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2011, 2010, and 2009 in Part II, Item 7, pages 10 through 26, and the Consolidated statement of cash flows for the years ended December 31, 2011, 2010, and 2009 in Part II, Item 8, page 29 of this Form 10-K.

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

In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which management refers to as the Informal Eating Out (IEO) segment, includes the following restaurant categories defined by Euromonitor International: quick-service eating establishments, casual dining full-service restaurants, 100% home delivery/takeaway providers, street stalls or kiosks, specialist coffee shops, juice/smoothie bars and self-service cafeterias. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than casual dining.

Based on data from Euromonitor International, the global IEO segment was composed of approximately 6.5 million outlets and generated $933 billion in annual sales in 2010, the most recent year for which data is available. McDonald’s Systemwide 2010 restaurant business accounted for approximately 0.5% of those outlets and about 8% of the sales.

Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 13.7 million outlets and generated about $1.86 trillion in annual sales in 2010. McDonald’s Systemwide restaurant business accounted for approximately 0.2% of those outlets and about 4% of the sales.

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

The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already begun to undertake its own initiatives relating to preservation of the environment, including the development of means to monitor and reduce energy use, in many of its markets.

•	Number of employees

The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 420,000 as of year-end 2011.

d. Financial information about geographic areas

Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 26 and Segment and geographic information in Part II, Item 8, page 40 of this Form 10-K.

e. Available information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

Financial and other information can also be accessed on the investor section of the Company’s website at www.aboutmcdonalds.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (800) 228-9623 or by sending a request to

2    McDonald’s Corporation Annual Report 2011

McDonald’s Corporation Shareholder Services, Department 720, 2111 McDonald’s Drive, Oak Brook, Illinois 60523.

Also posted on McDonald’s website are the Company’s Corporate Governance Principles, the charters of McDonald’s Audit Committee, Compensation Committee and Governance Committee, the Company’s Standards of Business Conduct, the Code of Ethics for Chief Executive Officer and Senior Financial Officers and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, 2111 McDonald’s Drive, Oak Brook, Illinois 60523.

Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information on this report includes forward-looking statements about our plans and future performance, including those under Outlook for 2012. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.

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

•

The costs and operational risks associated with our increasing reliance on information technology (including our point-of-sale and other in-store technology systems or platforms), including the risk that we will not realize fully the benefits of our investments in technology, which we are accelerating, as well as the potential for system failures, programming errors or breaches of security involving our systems or those of third-party operators of our systems;

•

The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

•

Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our products (including their nutritional content), promotions and premiums, such as Happy Meals (collectively, our products), how we source the commodities we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses or product safety issues;

McDonald’s Corporation Annual Report 2011    3

•

The impact of social media and other mobile communications or photo applications that can be used to promote adverse perceptions of our operations or those of our suppliers, or to promote or threaten boycotts or other actions involving us or our suppliers, with significantly greater speed and scope than traditional media outlets;

•

The success of our tiered approach to menu offerings and our ability to introduce new offerings, as well as the impact of our competitors’ actions, including in response to our menu changes, and our ability to continue robust menu development and manage the complexity of our restaurant operations;

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

Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges or restaurant closings. Some macroeconomic conditions have an even more wide-ranging and prolonged impact. The current environment has been characterized by weak economies, persistently high unemployment rates, inflationary pressures and extreme volatility in financial markets worldwide, which has been exacerbated by the significant uncertainty associated with the ongoing sovereign debt crisis in certain Eurozone countries. This environment has adversely affected both business and consumer confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity. These unfavorable conditions are expected to persist for the foreseeable future in many of our most important markets. The key factors that can affect our operations, plans and results in this environment are the following:

•	Whether our strategies will be effective in enabling the continued market share gains that we have included in our plans, while at the same time enabling us to achieve our targeted operating income growth, despite the uncertain economic outlook, resurgent competitors and a more costly and competitive advertising environment;

•	The effectiveness of our supply chain management to assure reliable and sufficient product supply on favorable terms;

•

The impact on consumer disposable income levels and spending habits of governmental actions to manage national economic matters, whether through austerity or stimulus measures and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers;

•

The impact on restaurant sales and margins of recent volatility in commodity and gasoline prices, which we expect will continue and may be exacerbated by current events in the Middle East, and the impact of pricing, hedging and other actions that we, franchisees and suppliers may take to address this environment;

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

4    McDonald’s Corporation Annual Report 2011

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

•

The impact of litigation trends, particularly in our major markets, including class actions, labor and employment claims, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

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

McDonald’s Corporation Annual Report 2011    5

prospects, such as commodity costs. Our receipt of proceeds under any insurance we maintain with respect to certain of these risks may be delayed or the proceeds may be insufficient to offset our losses fully.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 26 and in Financial statements and supplementary data in Part II, Item 8, pages 26 through 43 of this Form 10-K.

ITEM 3. Legal Proceedings

The Company has pending a number of lawsuits that have been filed in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant types of lawsuits. In addition, the Company is subject to various federal, state and local regulations that impact various aspects of its business, as discussed below. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

6    McDonald’s Corporation Annual Report 2011

The following are the Executive Officers of our Company (as of the date of this filing):

Jose Armario, 52, is Corporate Executive Vice President—Global Supply Chain, Development and Franchising, a position he has held since October 2011. He previously served as Group President, McDonald’s Canada and Latin America from February 2008 through September 2011 and President, McDonald’s Latin America from December 2003 to February 2008. Mr. Armario has been with the Company for 15 years.

Peter J. Bensen, 49, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President—Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 15 years.

Timothy J. Fenton, 54, is President, McDonald’s Asia/Pacific, Middle East and Africa, a position he has held since January 2005. From May 2003 to January 2005, he served as President, East Division for McDonald’s USA. Mr. Fenton has been with the Company for 38 years.

Janice L. Fields, 56, is President, McDonald’s USA, a position she has held since January 2010. She previously served as Executive Vice President and Chief Operations Officer for McDonald’s USA from August 2006 to January 2010, and President, Central Division of McDonald’s USA from May 2003 to August 2006. Ms. Fields has been with the Company for 33 years.

Richard Floersch, 54, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for eight years.

Douglas M. Goare, 59, is President, McDonald’s Europe, a position he has held since October 2011. From February 2011 through September 2011, he served as Corporate Executive Vice President of Supply Chain and Development. From June 2007 through November 2010, he held the position of Corporate Senior Vice President of Supply Chain. In addition to this role, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011. He previously served as U.S. Vice President and General Manager of the

Greater Chicago Region from October 2004 through May 2007. Mr. Goare has been with the Company for 33 years.

Kevin L. Newell, 54, is Corporate Executive Vice President and Global Chief Brand Officer, a position he has held since February 2011. From September 2009 through January 2011, he served as U.S. Senior Vice President and Restaurant Support Officer for the West Division. Prior to that time, Mr. Newell served as U.S. Vice President & General Manager of the Greater Southern Region from November 2006 through August 2009. Mr. Newell has been with the Company for 22 years.

Kevin M. Ozan, 48, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 through January 2008, he served as Corporate Vice President—Assistant Controller. He previously served as a Senior Director in Investor Relations from May 2006 to April 2007. Mr. Ozan has been with the Company for 14 years.

Gloria Santona, 61, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 34 years.

James A. Skinner, 67, is Vice Chairman and Chief Executive Officer, a post to which he was elected in November 2004, and also has served as a Director since that date. He served as Vice Chairman from January 2003 to November 2004. Mr. Skinner has been with the Company for 40 years.

Jeffrey P. Stratton, 56, is Corporate Executive Vice President–Chief Restaurant Officer, a position he has held since January 2005. He previously served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 through December 2004. Prior to that time, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 38 years.

Donald Thompson, 48, is President and Chief Operating Officer, a position to which he was elected in January 2010. Mr. Thompson was also elected a Director in January 2011. He previously served as President, McDonald’s USA, from August 2006 to January 2010, and as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 to August 2006. Mr. Thompson has been with the Company for 21 years.

McDonald’s Corporation Annual Report 2011    7

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.

The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2011				2010
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	77.59	72.14	0.61		67.49	61.06	0.55
Second	84.91	75.66	0.61		71.84	65.55	0.55
Third	91.22	82.01	1.31	*	76.26	65.31	1.16	*
Fourth	101.00	83.74			80.94	74.40
Year	101.00	72.14	2.53		80.94	61.06	2.26

*	Includes a $0.61 and $0.55 per share dividend declared and paid in third quarter of 2011 and 2010, respectively, and a $0.70 and $0.61 per share dividend declared in third quarter and paid in fourth quarter of 2011 and 2010, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2012 was estimated to be 1,583,000.

Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends, share repurchases or a combination of both. The Company has paid dividends on common stock for 36 consecutive years through 2011 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Issuer purchases of equity securities*

The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2011	1,569,393	87.96	1,569,393	$3,719,828,000
November 1-30, 2011	1,269,073	93.00	1,269,073	3,601,803,000
December 1-31, 2011	897,530	98.40	897,530	3,513,486,000
Total	3,735,996	92.18	3,735,996	$3,513,486,000

*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

8    McDonald’s Corporation Annual Report 2011

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2011	2010	2009		2008		2007		2006
Company-operated sales	$18,293	16,233	15,459		16,561		16,611		15,402
Franchised revenues	$8,713	7,842	7,286		6,961		6,176		5,493
Total revenues	$27,006	24,075	22,745		23,522		22,787		20,895
Operating income	$8,530	7,473	6,841	(1)	6,443		3,879	(4)	4,433	(7)
Income from continuing operations	$5,503	4,946	4,551	(1,2)	4,313	(3)	2,335	(4,5)	2,866	(7)
Net income	$5,503	4,946	4,551	(1,2)	4,313	(3)	2,395	(4,5,6)	3,544	(7,8)
Cash provided by operations	$7,150	6,342	5,751		5,917		4,876		4,341
Cash used for investing activities	$2,571	2,056	1,655		1,625		1,150		1,274
Capital expenditures	$2,730	2,135	1,952		2,136		1,947		1,742
Cash used for financing activities	$4,533	3,729	4,421		4,115		3,996		5,460
Treasury stock repurchased(9)	$3,373	2,648	2,854		3,981		3,949		3,719
Common stock cash dividends	$2,610	2,408	2,235		1,823		1,766		1,217
Financial position at year end:
Total assets	$32,990	31,975	30,225		28,462		29,392		28,974
Total debt	$12,500	11,505	10,578		10,218		9,301		8,408
Total shareholders’ equity	$14,390	14,634	14,034		13,383		15,280		15,458
Shares outstanding in millions	1,021	1,054	1,077		1,115		1,165		1,204
Per common share:
Income from continuing operations-diluted	$5.27	4.58	4.11	(1,2)	3.76	(3)	1.93	(4,5)	2.29	(7)
Earnings-diluted	$5.27	4.58	4.11	(1,2)	3.76	(3)	1.98	(4,5,6)	2.83	(7,8)
Dividends declared	$2.53	2.26	2.05		1.63		1.50		1.00
Market price at year end	$100.33	76.76	62.44		62.19		58.91		44.33
Company-operated restaurants	6,435	6,399	6,262		6,502		6,906		8,166
Franchised restaurants	27,075	26,338	26,216		25,465		24,471		22,880
Total Systemwide restaurants	33,510	32,737	32,478		31,967		31,377		31,046
Franchised sales(10)	$67,648	61,147	56,928		54,132		46,943		41,380

(1)	Includes pretax income due to Impairment and other charges (credits), net of $61.1 million ($91.4 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $58.8 million ($0.05 per share) in Gain on sale of investment related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes income of $109.0 million ($0.09 per share) in Gain on sale of investment from the sale of the Company’s minority ownership interest in U.K.- based Pret A Manger.

(4)	Includes pretax operating charges of $1.7 billion ($1.32 per share) due to Impairment and other charges (credits), net primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee.

(5)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an Internal Revenue Service (IRS) examination of the Company’s 2003-2004 U.S. federal tax returns.

(6)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of the Company’s investment in Boston Market.

(7)	Includes pretax operating charges of $134 million ($98 million after tax or $0.08 per share) due to Impairment and other charges (credits), net.

(8)	Includes income of $678 million ($0.54 per share) related to discontinued operations primarily resulting from the disposal of the Company's investment in Chipotle.

(9)	Represents treasury stock purchases as reflected in Shareholders' equity.

(10)	While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

McDonald’s Corporation Annual Report 2011    9

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

DESCRIPTION OF THE BUSINESS

The Company franchises and operates McDonald’s restaurants. Of the 33,510 restaurants in 119 countries at year-end 2011, 27,075 were franchised or licensed (including 19,527 franchised to conventional franchisees, 3,929 licensed to developmental licensees and 3,619 licensed to foreign affiliates (affiliates)—primarily Japan) and 6,435 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 32%, 40% and 22% of total revenues, respectively. The United Kingdom (U.K.), France and Germany, collectively, account for over 50% of Europe’s revenues; and China, Australia and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for over 55% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise approximately 70% of total revenues.

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

•

Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of acceptance of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants, whether operated by the Company or franchisees, in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Growth in comparable sales is driven by guest counts and average check, which is affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.

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

•

Systemwide sales include sales at all restaurants. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

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

10    McDonald’s Corporation Annual Report 2011

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

McDonald’s customer-focused Plan to Win—which concentrates on being better, not just bigger—provides a common framework for our global business while allowing for local adaptation. Through the execution of multiple initiatives surrounding the five elements of our Plan to Win—People, Products, Place, Price and Promotion—we have enhanced the restaurant experience for customers worldwide and grown comparable sales and customer visits in each of the last eight years. This Plan, combined with financial discipline, has delivered strong results for our shareholders.

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

In 2011, we remained focused on customers’ needs and accelerated efforts within the Plan to Win where the greatest opportunity exists. The Company’s key global priorities of optimizing our menu, modernizing the customer experience, and broadening accessibility to our Brand represent areas where we are intensifying our efforts to drive the business further. Initiatives supporting these priorities resonated with consumers, driving increases in sales and customer visits despite challenging economies and a contracting Informal Eating Out (IEO) segment in many markets. As a result, every area of the world contributed to 2011 global comparable sales and guest counts increasing 5.6% and 3.7%, respectively.

Specific menu pricing actions across our system reflect local market conditions as well as other factors, notably the food away from home and food at home inflation indices. In our Company-operated restaurants, we manage menu board prices to ensure value at all price points, increase profitability and mitigate inflation, all while trying to maintain guest count momentum. In order to accomplish these objectives, we utilize a strategic pricing tool that balances price, product mix and promotion. Franchisees also have access to, and many utilize, this strategic pricing tool. In general, we believe franchisees employ a similar pricing strategy. In 2011, we increased average price at Company-operated restaurants in each area of the world, although increases varied by market and region. We look to optimize product mix by utilizing a menu with entry-point value, core, premium and fourth-tier offerings. We also introduce new products that meet customer needs, which can expand average check and increase guest counts.

In the U.S., we grew sales, guest counts and market share with comparable sales up for the ninth consecutive year, rising 4.8% in 2011, while comparable guest counts rose 3.3%. These results were achieved despite a slight decline in the IEO segment. We remained focused on maximizing our core business while providing customers with affordable products and value throughout our menu including options available on the Dollar Menu at breakfast and the rest of the day. We highlighted core menu items like Chicken McNuggets that featured new sauces, breakfast products including our new Fruit & Maple Oatmeal, additions to the McCafé beverage line and limited-time offerings such as the McRib sandwich. The national launch of the McCafé Frozen Strawberry Lemonade and Mango Pineapple real-fruit smoothie provided meaningful extensions to the McCafé beverage line. Convenient locations also continued to provide a competitive advantage with extended hours and efficient drive-thru service. Modernizing the customer experience remained a focus with the expansion of our major remodeling program to enhance the appearance and functionality of our restaurants and make our restaurants more relevant to our customers’ daily lives. Over 900 existing restaurants were remodeled during 2011 with the majority adding drive-thru capacity to capture additional guest counts. We also completed our two-year, Systemwide roll-out of a new point-of-sale system. This allows us to continue expanding our menu offerings while making it easier for our crew to fulfill every order accurately.

In Europe, comparable sales rose 5.9%, marking the eighth consecutive year of comparable sales increases, and comparable guest counts rose 3.4%. Major contributors were the U.K., France, Russia and Germany. Initiatives that helped drive our business included leveraging our tiered menu featuring everyday affordable prices, menu variety including new and limited-time offerings, and reimaging over 900 restaurants. We continue to expand our coffee business and have over 1,500 McCafé locations, which in Europe are generally separate areas inside the restaurants that serve specialty coffees, indulgent desserts and snacks. We completed the rollout of the new drive-thru customer order display system in over 4,500 restaurants. In addition, we increased our accessibility and convenience with extended operating hours. We offered new premium menu items such as the 1955 burger and expanded McWraps across several European markets. In many markets, we have continued to offer a fourth-tier platform—such as Little Tasters in the U.K.—a range of tasty and appealing items in smaller portion sizes. Finally, we continued building customer trust in our brand through communications that emphasized the quality and origin of McDonald’s food and our commitment to sustainable business practices.

In APMEA, our momentum continued with nearly every country delivering positive comparable sales, led by China and Australia. Comparable sales rose 4.7% and comparable guest counts rose 4.3% with performance driven by strategies emphasizing value, breakfast, convenience, core menu extensions, desserts and promotional food events. Australia launched a Value Lunch program that features meals at discounted price points for certain hours while China and Japan concentrated on affordability by continuing their Value Lunch platforms. New menu items such as real-fruit smoothies and frappés in Australia and the extension of the Value Breakfast program in China were popular with customers. Japan executed another successful U.S. themed burger promotion and celebrated its 40th anniversary by offering popular core menu items at reduced prices. Desserts

McDonald’s Corporation Annual Report 2011    11

continue to play a meaningful role as we seek to deliver on customers’ menu expectations through products such as the McFlurry and unique delivery storefronts like the dessert kiosks in China, where we are now one of the largest ice cream retailers. Our breakfast business continues to evolve and is now offered in approximately 75% of APMEA restaurants. In Japan, rotational breakfast items, including the Chicken Muffin and Tuna Muffin, were offered during several months, while Australia launched new breakfast menu items such as bagel sandwiches. Nearly two-thirds of APMEA restaurants are now offering some form of extended operating hours and over 4,600 restaurants are open 24 hours. Delivery is offered in many APMEA markets and is now available in over 1,500 restaurants, including nearly 500 in China. McDonald’s Japan was negatively impacted by the natural disaster last March and as a result, continued to face some challenges throughout 2011. However, we remain confident that the market will continue to drive long-term profitable growth.

Our approach to offering affordable value to our customers is complemented by a focus on driving operating efficiencies and effectively managing restaurant-level food and paper costs by leveraging our scale, supply chain infrastructure and risk management practices. Our ability to execute our strategies in every area of the world, grow comparable sales and control selling, general & administrative expenses resulted in combined operating margin (operating income as a percent of total revenues) of 31.6% in 2011, an improvement of 0.6 percentage points over 2010.

In 2011, strong global sales and margin performance grew cash from operations, which rose $808 million to $7.2 billion. Our substantial cash flow, strong credit rating and continued access to credit provide us flexibility to fund capital expenditures and debt repayments as well as return cash to shareholders. Capital expenditures of approximately $2.7 billion were invested in our business primarily to open new restaurants and reimage existing restaurants. Across the System, 1,150 restaurants were opened and over 2,500 existing locations were reimaged. In addition, we returned $6.0 billion to shareholders consisting of $3.4 billion in share repurchases and $2.6 billion in dividends.

Cash from operations continues to benefit from our heavily franchised business model as the rent and royalty income received from owner/operators is a very stable revenue stream that has relatively low costs. In addition, the franchise business model is less capital intensive than the Company-owned model. We believe locally-owned and operated restaurants maximize brand performance and are at the core of our competitive advantages, making McDonald’s not just a global brand but also a locally-relevant one.

HIGHLIGHTS FROM THE YEAR INCLUDED:

•	Comparable sales grew 5.6% and guest counts rose 3.7%, building on 2010 increases of 5.0% and 4.9%, respectively.

•	Revenues increased 12% (8% in constant currencies).

•	Operating income increased 14% (10% in constant currencies).

•	Combined operating margin increased 0.6 percentage points to 31.6%.

•	Diluted earnings per share was $5.27, an increase of 15% (11% in constant currencies).

•	Cash provided by operations increased $808 million to $7.2 billion.
•	One-year ROIIC was 37.6% and three-year ROIIC was 37.8% for the period ended December 31, 2011 (see reconciliation on page 25).

•	The Company increased the quarterly cash dividend per share 15% to $0.70 for the fourth quarter—bringing our current annual dividend to $2.80 per share.

•	The Company returned $6.0 billion to shareholders through share repurchases and dividends paid.

OUTLOOK FOR 2012

We will continue to drive success in 2012 and beyond by enhancing the customer experience across all elements of our Plan to Win. Our global System continues to be energized by our ongoing momentum and significant growth opportunities.

We hold a strong competitive position in the market place, and we intend to further differentiate our brand by striving to become our customers’ favorite place and way to eat and drink. Growing market share will continue to be a focus as we execute our three global priorities: optimizing our menu, modernizing the customer experience and broadening our accessibility. The menu efforts will include expanding destination beverages and desserts and enhancing our food image. The customer experience efforts will include accelerating our interior and exterior reimaging efforts and providing our restaurant teams with the appropriate tools, training, technology and staffing. The accessibility efforts will include increasing the level and variety of conveniences provided to our customers through greater proximity, extended operating hours and stronger value platforms. We will execute these priorities to increase McDonald’s brand relevance with operational and financial discipline. Consequently, we are confident we can again meet or exceed our long-term constant currency financial targets.

In the U.S., our 2012 initiatives focus on balancing core menu classics with new products and promotional food events such as Chicken McBites, made with bite-sized pieces of premium chicken breast, Blueberry Banana Nut Oatmeal, and additional McCafé beverage offerings such as the Cherry Berry Chiller. We will continue offering value across the menu at breakfast and the rest of the day. Opportunities around additional staffing at peak hours during the breakfast and lunch day parts and increasing restaurants that operate 24 hours per day will allow us to broaden accessibility to our customers. In addition, our plans to elevate the brand experience include leveraging our new point-of-sale system with other technology enhancements such as using hand-held order takers and advancements to improve our front counter service system. We also will expand our major remodel program to another 800 locations in 2012.

Our business plans in Europe are focused on building market share with the right mix of guest counts, average check, strategic restaurant reimaging and expansion. We will increase our local relevance by complementing our tiered menu with a variety of promotional food events as well as new snack and dessert options. In 2012, we will reimage approximately 900 restaurants as we progress towards our goal of having 90% of our interiors and over 65% of our exteriors reimaged by the end of the year. We will leverage service innovations by continuing the deployment of technologies such as updating the point-of-sale system, self-order kiosks and hand-held order devices to enhance the customer experience and help drive increased transactions and

12    McDonald’s Corporation Annual Report 2011

labor efficiency. We will also continue working to reduce our impact on the environment with energy management tools that enable us to use green energy in markets where available. In addition, the U.K. will be the proud host of our Olympic sponsorship, marking the ninth consecutive time that McDonald’s will serve as the Official Restaurant of the Olympic Games. In 2012, our European business will continue to face headwinds due to economic uncertainty and additional government-initiated austerity measures implemented in many countries. While we will closely monitor consumer reactions to these measures, we remain confident that our business model will continue to drive profitable growth.

In APMEA, we will continue our efforts to become our customers’ first choice for eating out by continuing to provide robust value platforms and focusing on menu variety, restaurant experience and convenience. Value will continue to be a key growth driver as we reinforce the affordability of our menu to consumers across all dayparts, by building on our successful Value Lunch platforms and expanding our breakfast offerings. The markets will continue to execute against a combination of core menu items, promotional food events, desserts and limited-time offerings to provide a balanced mix of products to our customers. We will grow our business by opening approximately 750 new restaurants and reimaging about 475 existing restaurants while elevating our focus on service and operations to drive efficiencies. In China, we will continue to build a foundation for long-term growth by opening 225 to 250 restaurants in 2012 toward our goal of reaching 2,000 restaurants by the end of 2013. Convenience initiatives will focus on expanding delivery service across the region and building on the success of our extended operating hours.

We continue to maintain strong financial discipline by effectively managing spending in order to maximize financial performance. In making capital allocation decisions, our goal is to make investments that elevate the McDonald’s experience and drive sustainable growth in sales and market share while earning strong returns. We remain committed to returning all of our free cash flow (cash from operations less capital expenditures) to shareholders over the long-term via dividends and share repurchases.

McDonald’s does not provide specific guidance on diluted earnings per share. The following information is provided to assist in analyzing the Company’s results:

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2 percentage points to 2012 Systemwide sales growth (in constant currencies), most of which will be due to about 870 net traditional restaurants added in 2011.

•

The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 3-4 cents.

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2012, the total basket of goods cost is expected to increase 4.5-5.5% in the U.S. and 2.5-3.5% in Europe, with more pressure expected in the first half.

•

The Company expects full-year 2012 selling, general & administrative expenses to increase about 6% in constant currencies, driven by certain technology investments, primarily to accelerate future restaurant capabilities, and costs related to the 2012 Worldwide Owner/Operator Convention and Olympics. The Company expects the magnitude of the increase to be confined to 2012. Fluctuations will be experienced between quarters due to the timing of certain items such as the Worldwide Owner/Operator Convention and the Olympics.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2012 to increase approximately 6-8% compared with 2011.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company’s annual diluted earnings per share would change by about 24 cents.

•

The Company expects the effective income tax rate for the full-year 2012 to be 31% to 33%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company expects capital expenditures for 2012 to be approximately $2.9 billion. About half of this amount will be used to open new restaurants. The Company expects to open more than 1,300 restaurants including about 450 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 900 restaurants. The remaining capital will be used for reinvestment in existing restaurants. Nearly half of this reinvestment will be used to reimage more than 2,400 locations worldwide, some of which will require no capital investment from the Company.

McDonald’s Corporation Annual Report 2011    13

Consolidated Operating Results

Operating results

		2011		2010	2009
Dollars in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$18,293	13%	$16,233	5%	$15,459
Revenues from franchised restaurants	8,713	11	7,842	8	7,286
Total revenues	27,006	12	24,075	6	22,745
Operating costs and expenses
Company-operated restaurant expenses	14,838	14	13,060	3	12,651
Franchised restaurants-occupancy expenses	1,481	8	1,378	6	1,302
Selling, general & administrative expenses	2,394	3	2,333	4	2,234
Impairment and other charges (credits), net	(4)	nm	29	nm	(61)
Other operating (income) expense, net	(233)	(18)	(198)	11	(222)
Total operating costs and expenses	18,476	11	16,602	4	15,904
Operating income	8,530	14	7,473	9	6,841
Interest expense	493	9	451	(5)	473
Nonoperating (income) expense, net	25	13	22	nm	(24)
Gain on sale of investment				nm	(95)
Income before provision for income taxes	8,012	14	7,000	8	6,487
Provision for income taxes	2,509	22	2,054	6	1,936
Net income	$5,503	11%	$4,946	9%	$4,551
Earnings per common share—diluted	$5.27	15%	$4.58	11%	$4.11
Weighted-average common shares outstanding—diluted	1,044.9		1,080.3		1,107.4

nm Not meaningful.

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS

While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.

In 2011, foreign currency translation had a positive impact on consolidated operating results driven by the stronger Euro and Australian Dollar as well as most other currencies. In 2010, foreign currency translation had a positive impact on consolidated operating results driven by stronger global currencies, primarily the Australian Dollar and Canadian Dollar, partly offset by the weaker Euro. In 2009, foreign currency translation had a negative impact on consolidated operating results, primarily caused by the weaker Euro, British Pound, Russian Ruble, Australian Dollar and Canadian Dollar.

Impact of foreign currency translation on reported results

		Reported amount		Currency translation benefit/(cost)
In millions, except per share data	2011	2010	2009	2011	2010	2009
Revenues	$27,006	$24,075	$22,745	$944	$188	$(1,340)
Company-operated margins	3,455	3,173	2,807	134	35	(178)
Franchised margins	7,232	6,464	5,985	213	(14)	(176)
Selling, general & administrative expenses	2,394	2,333	2,234	(55)	(12)	75
Operating income	8,530	7,473	6,841	301	13	(273)
Net income	5,503	4,946	4,551	195	13	(164)
Earnings per common share—diluted	5.27	4.58	4.11	0.19	0.01	(0.15)

14    McDonald’s Corporation Annual Report 2011

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE

In 2011, net income and diluted earnings per common share were $5.5 billion and $5.27. Foreign currency translation had a positive impact of $0.19 on diluted earnings per share.

In 2010, net income and diluted earnings per common share were $4.9 billion and $4.58. Results included after tax charges due to Impairment and other charges (credits), net of $25 million or $0.02 per share, primarily related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate) in conjunction with the strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. Foreign currency translation had a positive impact of $0.01 per share on diluted earnings per share.

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

The Company repurchased 41.9 million shares of its stock for $3.4 billion in 2011 and 37.8 million shares of its stock for nearly $2.7 billion in 2010, driving reductions of over 3% and 2% of total shares outstanding, respectively, net of stock option exercises.

REVENUES

The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from franchised restaurants that are licensed to foreign affiliates and developmental licensees include a royalty based on a percent of sales, and generally include initial fees.

In 2011 and 2010, constant currency revenue growth was driven primarily by positive comparable sales as well as expansion.

Revenues

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2011	2010	2009	2011	2010	2011	2010
Company-operated sales:
U.S.	$4,433	$4,229	$4,295	5%	(2)%	5%	(2)%
Europe	7,852	6,932	6,721	13	3	8	5
APMEA	5,061	4,297	3,714	18	16	11	9
Other Countries & Corporate	947	775	729	22	6	17	(3)
Total	$18,293	$16,233	$15,459	13%	5%	8%	4%
Franchised revenues:
U.S.	$4,096	$3,883	$3,649	5%	6%	5%	6%
Europe	3,034	2,637	2,553	15	3	9	8
APMEA	958	769	623	25	23	14	11
Other Countries & Corporate	625	553	461	13	20	8	16
Total	$8,713	$7,842	$7,286	11%	8%	8%	8%
Total revenues:
U.S.	$8,529	$8,112	$7,944	5%	2%	5%	2%
Europe	10,886	9,569	9,274	14	3	8	6
APMEA	6,019	5,066	4,337	19	17	11	9
Other Countries & Corporate	1,572	1,328	1,190	18	12	14	4
Total	$27,006	$24,075	$22,745	12%	6%	8%	5%

In the U.S., revenues in 2011 and 2010 were positively impacted by the ongoing appeal of our iconic core products and the success of new products, as well as continued focus on everyday value, convenience and modernizing the customer experience. New products introduced in 2011 included Fruit & Maple Oatmeal and additions to the McCafé beverage line, while new products introduced in 2010 included McCafé frappés and smoothies as well as the Angus Snack Wraps. Refranchising activity negatively impacted revenue growth in 2010.

Europe’s constant currency increase in revenues in 2011 was primarily driven by comparable sales increases in Russia (which is entirely Company-operated), the U.K., France and Germany, as well as expansion in Russia. The 2010 increase was primarily driven by comparable sales increases in the U.K., France and Russia, as well as expansion in Russia, partly offset by the impact of refranchising activity primarily in the U.K.

In APMEA, the constant currency increase in revenues in 2011 was primarily driven by comparable sales increases in China and most other markets. The 2010 increase was primarily driven by comparable sales increases in China, Australia and most other markets. In addition, expansion in China contributed to the increases in both years.

McDonald’s Corporation Annual Report 2011    15

The following tables present comparable sales, comparable guest counts and Systemwide sales increases:

Comparable sales and guest count increases

	2011		2010		2009
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	4.8%	3.3%	3.8%	5.3%	2.6%	0.5%
Europe	5.9	3.4	4.4	2.7	5.2	2.8
APMEA	4.7	4.3	6.0	4.9	3.4	1.4
Other Countries & Corporate	10.1	4.5	11.3	8.3	5.5	2.4
Total	5.6%	3.7%	5.0%	4.9%	3.8%	1.4%

Systemwide sales increases

	Excluding currency translation
	2011	2010	2011	2010
U.S.	5%	4%	5%	4%
Europe	14	3	9	7
APMEA	16	15	7	7
Other Countries & Corporate	17	13	12	13
Total	11%	7%	7%	6%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

Franchised Sales

	Amount			Increase		Increase excluding currency translation
Dollars in millions	2011	2010	2009	2011	2010	2011	2010
U.S.	$29,739	$28,166	$26,737	6%	5%	6%	5%
Europe	17,243	15,049	14,573	15	3	9	8
APMEA	13,041	11,373	9,871	15	15	6	7
Other Countries & Corporate	7,625	6,559	5,747	16	14	12	15
Total	$67,648	$61,147	$56,928	11%	7%	7%	7%

RESTAURANT MARGINS

•	Franchised margins

Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about two-thirds of the combined restaurant margins in 2011, 2010 and 2009. Franchised margin dollars increased $768 million or 12% (9% in constant currencies) in 2011 and $479 million or 8% (8% in constant currencies) in 2010. Positive comparable sales were the primary driver of the constant currency growth in franchised margin dollars in both years.

Franchised margins

In millions	2011	2010	2009
U.S.	$3,436	$3,239	$3,031
Europe	2,400	2,063	1,998
APMEA	858	686	559
Other Countries & Corporate	538	476	397
Total	$7,232	$6,464	$5,985

Percent of revenues
U.S.	83.9%	83.4%	83.1%
Europe	79.1	78.2	78.3
APMEA	89.5	89.3	89.6
Other Countries & Corporate	86.1	86.0	86.1
Total	83.0%	82.4%	82.1%

In the U.S., the franchised margin percent increase in 2011 and 2010 was primarily due to positive comparable sales, partly offset by higher occupancy costs.

In Europe, the franchised margin percent increase in 2011 was primarily due to positive comparable sales, partly offset by

16    McDonald’s Corporation Annual Report 2011

higher occupancy costs. Europe’s franchised margin percent decreased in 2010 as positive comparable sales were more than offset by higher occupancy expenses, the cost of strategic brand and sales building initiatives and the refranchising strategy.

In APMEA, the franchised margin percent increase in 2011 was primarily due to a contractual escalation in the royalty rate for Japan in addition to positive comparable sales in most markets, partly offset by a negative impact from the strengthening of the Australian dollar. The 2010 decrease was primarily driven by a negative impact from the strengthening of the Australian dollar.

The franchised margin percent in APMEA and Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

•	Company-operated margins

Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars increased $282 million or 9% (5% in constant currencies) in 2011 and increased $366 million or 13% (12% in constant currencies) in 2010. The constant currency growth in Company-operated margin dollars in 2011 was driven by positive comparable sales partially offset by higher costs, primarily commodity costs, in all segments. Positive comparable sales and lower commodity costs were the primary drivers of the constant currency growth in Company-operated margin dollars in 2010.

Company-operated margins

In millions	2011	2010	2009
U.S.	$914	$902	$832
Europe	1,514	1,373	1,240
APMEA	876	764	624
Other Countries & Corporate	151	134	111
Total	$3,455	$3,173	$2,807

Percent of sales
U.S.	20.6%	21.3%	19.4%
Europe	19.3	19.8	18.4
APMEA	17.3	17.8	16.8
Other Countries & Corporate	16.0	17.2	15.2
Total	18.9%	19.6%	18.2%

In the U.S., the Company-operated margin percent decreased in 2011 due to higher commodity and occupancy costs, partially offset by positive comparable sales. The margin percent increased in 2010 due to lower commodity costs and positive comparable sales, partly offset by higher labor costs. Refranchising also had a positive impact on the margin percent in 2010.

Europe’s Company-operated margin percent decreased in 2011 primarily due to higher commodity, labor, and occupancy costs, partially offset by positive comparable sales. The margin percent increased in 2010 primarily due to positive comparable sales and lower commodity costs, partly offset by higher labor costs.

In APMEA, the Company-operated margin percent in 2011 reflected positive comparable sales, offset by higher commodity, labor and occupancy costs. Acceleration of new restaurant openings in China negatively impacted the margin percent. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time. The APMEA margin percent increased in 2010 due to positive comparable sales and lower commodity costs, partly offset by higher occupancy & other costs and increased labor costs.

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

We believe the following information about Company-operated restaurants in our most significant segments provides an additional perspective on this business. Management responsible for our Company-operated restaurants in these markets analyzes the Company-operated business on this basis to assess its performance. Management of the Company also considers this information when evaluating restaurant ownership mix, subject to other relevant considerations.

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

McDonald’s Corporation Annual Report 2011    17

generally accepted in the U.S. In particular, as noted previously, we do not allocate selling, general & administrative expenses to our Company-operated business. However, we believe that about $50,000 per restaurant, on average, is the typical cost to support this business in the U.S. The actual costs in markets outside the

U.S. will vary depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

	U.S.			Europe
Dollars in millions	2011	2010	2009	2011	2010	2009
As reported
Number of Company-operated restaurants at year end	1,552	1,550	1,578	1,985	2,005	2,001
Sales by Company-operated restaurants	$4,433	$4,229	$4,295	$7,852	$6,932	$6,721
Company-operated margin	$914	$902	$832	$1,514	$1,373	$1,240
Store operating margin
Company-operated margin	$914	$902	$832	$1,514	$1,373	$1,240
Plus:
Outside rent expense(1)	56	60	65	242	223	222
Depreciation—buildings & leasehold improvements(1)	69	65	70	118	105	100
Less:
Rent & royalties(2)	(651)	(619)	(634)	(1,598)	(1,409)	(1,363)
Store operating margin	$388	$408	$333	$276	$292	$199
Brand/real estate margin
Rent & royalties(2)	$651	$619	$634	$1,598	$1,409	$1,363
Less:
Outside rent expense(1)	(56)	(60)	(65)	(242)	(223)	(222)
Depreciation—buildings & leasehold improvements(1)	(69)	(65)	(70)	(118)	(105)	(100)
Brand/real estate margin	$526	$494	$499	$1,238	$1,081	$1,041

(1)	Represents certain costs recorded as occupancy & other operating expenses in the Consolidated statement of income – rent payable by McDonald’s to third parties on leased sites and depreciation for buildings and leasehold improvements. This adjustment is made to reflect these occupancy costs in Brand/real estate margin. The relative percentage of sites that are owned versus leased varies by country.

(2)	Reflects average Company-operated rent and royalties (as a percent of sales: U.S.: 2011 – 14.7%; 2010 – 14.6%; 2009 – 14.8%; Europe: 2011 – 20.4%; 2010 – 20.3%; 2009 – 20.3%). This adjustment is made to reflect expense in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalty rates as a percentage of sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Consolidated selling, general & administrative expenses increased 3% (flat in constant currencies) in 2011 and increased 4% (4% in constant currencies) in 2010. The growth rate for 2011 was flat as higher employee and other costs were offset by lower incentive based compensation and costs in 2010 related to the Vancouver Olympics and the Company’s biennial Worldwide Owner/Operator Convention. The Olympics and Convention contributed to the increase in 2010.

Selling, general & administrative expenses

	Amount			Increase/ (decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2011	2010	2009	2011	2010	2011	2010
U.S.	$779	$781	$751	0%	4%	0%	4%
Europe	699	653	655	7	0	2	2
APMEA	341	306	276	12	10	5	4
Other Countries & Corporate(1)	575	593	552	(3)	7	(4)	5
Total	$2,394	$2,333	$2,234	3%	4%	0%	4%

(1)	Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general & administrative expenses as a percent of revenues were 8.9% in 2011 compared with 9.7% in 2010 and 9.8% in 2009. Selling, general & administrative expenses as a percent of Systemwide sales were 2.8% in 2011 compared with 3.0% in 2010 and 3.1% in 2009. Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support Systemwide restaurants.

18    McDonald’s Corporation Annual Report 2011

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET

The Company recorded impairment and other charges (credits), net of ($4) million in 2011, $29 million in 2010 and ($61) million in 2009. Management does not include these items when reviewing business performance trends because we do not believe these items are indicative of expected ongoing results.

Impairment and other charges (credits), net

In millions, except per share data	2011	2010	2009
Europe		$1	$4
APMEA	$(4)	49
Other Countries & Corporate		(21)	(65)
Total	$(4)	$29	$(61)
After tax(1)	$17	$25	$(91)
Earnings per common share-diluted	$0.01	$0.02	$(0.08)

(1)	Certain items were not tax affected.

In 2010, the Company recorded expense of $29 million primarily related to its share of restaurant closing costs in McDonald’s Japan in conjunction with the strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

In 2009, the Company recorded income of $61 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense, net

In millions	2011	2010	2009
Gains on sales of restaurant businesses	$(82)	$(79)	$(113)
Equity in earnings of unconsolidated affiliates	(178)	(164)	(168)
Asset dispositions and other expense	27	45	59
Total	$(233)	$(198)	$(222)
•	Gains on sales of restaurant businesses

Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants as well as gains from exercises of purchase options by franchisees with business facilities lease arrangements (arrangements where the Company leases the businesses, including equipment, to franchisees who generally have options to purchase the businesses). The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. The Company realized lower gains on sales of restaurant businesses in 2010 compared with 2009 primarily as a result of selling fewer Company-operated restaurants to franchisees.

•	Equity in earnings of unconsolidated affiliates

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates, but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. is reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Results in 2011 reflected a benefit from stronger foreign currencies partly offset by the decline in the number of unconsolidated partnerships in the U.S. Results in 2010 reflected a reduction in the number of unconsolidated partnerships worldwide partly offset by improved operating performance in Japan.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses. Asset dispositions and other expense declined in 2011 primarily due to higher gains on unconsolidated partnership dissolutions in the U.S.

OPERATING INCOME

Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2011	2010	2009	2011	2010	2011	2010
U.S.	$3,666	$3,446	$3,232	6%	7%	6%	7%
Europe	3,227	2,797	2,588	15	8	10	12
APMEA	1,526	1,200	989	27	21	17	11
Other Countries & Corporate	111	30	32	nm	(6)	nm	(43)
Total	$8,530	$7,473	$6,841	14%	9%	10%	9%

nm Not meaningful.

In the U.S., 2011 and 2010 results increased primarily due to higher combined restaurant margin dollars, primarily franchised margin dollars.

In Europe, results for 2011 and 2010 were driven by stronger operating performance in France, the U.K., Russia and Germany. The increases in 2011 and 2010 were driven by higher combined

McDonald’s Corporation Annual Report 2011    19

restaurant margin dollars, primarily franchised margin dollars in 2011 and Company-operated margin dollars in 2010.

In APMEA, 2011 results increased due to stronger operating results in many markets. Results for 2010 were primarily driven by stronger results in Australia and many other markets. Impairment charges in 2010 positively impacted the constant currency growth rate for 2011 by 4 percentage points and negatively impacted the 2010 growth rate by 4 percentage points.

•	Combined operating margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2011, 2010 and 2009 was 31.6%, 31.0% and 30.1%, respectively.

INTEREST EXPENSE

Interest expense increased in 2011 primarily due to higher average debt balances and stronger foreign currencies, partly offset by lower average interest rates. Interest expense decreased in 2010 primarily due to lower average interest rates slightly offset by higher average debt balances.

NONOPERATING (INCOME) EXPENSE, NET

Nonoperating (income) expense, net

In millions	2011	2010	2009
Interest income	$(39)	$(20)	$(19)
Foreign currency and hedging activity	9	(2)	(32)
Other expense	55	44	27
Total	$25	$22	$(24)

Interest income consists primarily of interest earned on short-term cash investments. Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams. Other expense primarily consists of miscellaneous nonoperating income and expense items such as amortization of debt issuance costs.

GAIN ON SALE OF INVESTMENT

In 2009, the Company sold its minority ownership interest in Redbox to Coinstar, Inc., the majority owner, for total consideration of $145 million. As a result of the transaction, the Company recognized a nonoperating pretax gain of $95 million (after tax – $59 million or $0.05 per share).

PROVISION FOR INCOME TAXES

In 2011, 2010 and 2009, the reported effective income tax rates were 31.3%, 29.3% and 29.8%, respectively.

In 2011, the effective income tax rate increased due to lower tax benefits related to certain foreign tax credits, partially offset by nonrecurring deferred tax benefits related to certain foreign operations.

In 2010, the effective income tax rate decreased due to higher tax benefits related to foreign operations.

In 2009, the effective income tax rate benefited by 0.7 percentage points primarily due to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.5 billion and $1.6 billion in 2011 and 2010, respectively. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.

ACCOUNTING CHANGES

•	Fair value measurements

In May 2011, the Financial Accounting Standards Board (FASB) issued an update to Topic 820 – Fair Value Measurement of the Accounting Standards Codification (ASC). This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012, as required, and does not expect the adoption to have a significant impact on its consolidated financial statements.

•	Comprehensive Income

In June 2011, the FASB issued an update to Topic 220 – Comprehensive Income of the ASC. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required.

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

Cash provided by operations totaled $7.2 billion and exceeded capital expenditures by $4.4 billion in 2011, while cash provided by operations totaled $6.3 billion and exceeded capital expenditures by $4.2 billion in 2010. In 2011, cash provided by operations increased $808 million or 13% compared with 2010 primarily due to higher operating results. In 2010, cash provided by operations increased $591 million or 10% compared with 2009 primarily due to higher operating results.

20    McDonald’s Corporation Annual Report 2011

Cash used for investing activities totaled $2.6 billion in 2011, an increase of $515 million compared with 2010. This reflects higher capital expenditures, partly offset by higher proceeds from sales of restaurant businesses. Cash used for investing activities totaled $2.1 billion in 2010, an increase of $401 million compared with 2009. This reflects higher capital expenditures and lower proceeds from sales of investments and restaurant businesses.

Cash used for financing activities totaled $4.5 billion in 2011, an increase of $804 million compared with 2010, primarily due to higher treasury stock purchases, an increase in the common stock dividend, and lower proceeds from stock option exercises, partly offset by higher net debt issuances. Cash used for financing activities totaled $3.7 billion in 2010, a decrease of $692 million compared with 2009, primarily due to higher net debt issuances, higher proceeds from stock option exercises and lower treasury stock purchases, partly offset by an increase in the common stock dividend.

As a result of the above activity, the Company’s cash and equivalents balance decreased $51 million in 2011 to $2.3 billion, compared with an increase of $591 million in 2010. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES

In 2011, the Company opened 1,118 traditional restaurants and 32 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 246 traditional restaurants and 131 satellite restaurants. In 2010, the Company opened 957 traditional restaurants and 35 satellite restaurants, and closed 406 traditional restaurants and 327 satellite restaurants. Of these closures, there were over 400 in McDonald’s Japan due to the strategic review of the market’s restaurant portfolio. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.

Systemwide restaurants at year end(1)

	2011	2010	2009
U.S.	14,098	14,027	13,980
Europe	7,156	6,969	6,785
APMEA	8,865	8,424	8,488
Other Countries & Corporate	3,391	3,317	3,225
Total	33,510	32,737	32,478

(1)	Includes satellite units at December 31, 2011, 2010 and 2009 as follows: U.S.—1,084, 1,112, 1,155; Europe—240, 239, 241; APMEA (primarily Japan)—949, 1,010, 1,263; Other Countries & Corporate—459, 470, 464.

Approximately 65% of Company-operated restaurants and over 75% of franchised restaurants were located in the major markets at the end of 2011. Over 80% of the restaurants at year-end 2011 were franchised.

Capital expenditures increased $595 million or 28% in 2011 primarily due to higher reinvestment in existing restaurants and higher investment in new restaurants. Capital expenditures increased $183 million or 9% in 2010 primarily due to higher investment in new restaurants. In both years, capital expenditures reflected the Company’s commitment to grow sales at existing restaurants, including reinvestment initiatives such as reimaging in many markets around the world.

Capital expenditures invested in major markets, excluding Japan, represented over 65% of the total in 2011, 2010 and 2009. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.

Capital expenditures

In millions	2011	2010	2009
New restaurants	$1,193	$968	$809
Existing restaurants	1,432	1,089	1,070
Other(1)	105	78	73
Total capital expenditures	$2,730	$2,135	$1,952
Total assets	$32,990	$31,975	$30,225

(1)	Primarily corporate equipment and other office-related expenditures.

New restaurant investments in all years were concentrated in markets with acceptable returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.7 million in 2011.

The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2011 and 2010.

SHARE REPURCHASES AND DIVIDENDS

For the last three years, the Company returned a total of $16.1 billion to shareholders through a combination of shares repurchased and dividends paid.

Shares repurchased and dividends

In millions, except per share data	2011	2010	2009
Number of shares repurchased	41.9	37.8	50.3
Shares outstanding at year end	1,021	1,054	1,077
Dividends declared per share	$2.53	$2.26	$2.05

Dollar amount of shares repurchased	$3,373	$2,648	$2,854
Dividends paid	2,610	2,408	2,235
Total returned to shareholders	$5,983	$5,056	$5,089

In September 2009, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date. In 2009, 2010 and 2011 combined, approximately 87 million shares have been repurchased for $6.5 billion under this program.

The Company has paid dividends on its common stock for 36 consecutive years and has increased the dividend amount every year. The 2011 full year dividend of $2.53 per share reflects the quarterly dividend paid for each of the first three quarters of $0.61 per share, with an increase to $0.70 per share paid in the fourth quarter. This 15% increase in the quarterly dividend

McDonald’s Corporation Annual Report 2011    21

equates to a $2.80 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS

Total assets increased $1.0 billion or 3% in 2011. Excluding the effect of changes in foreign currency exchange rates, total assets increased $1.4 billion in 2011. Over 75% of total assets were in major markets at year-end 2011. Net property and equipment increased $774 million in 2011 and represented about 70% of total assets at year end. Excluding the effect of changes in foreign currency exchange rates, net property and equipment increased $1.1 billion primarily due to capital expenditures, partly offset by depreciation.

Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

	2011	2010	2009
Return on average assets	26.0%	24.7%	23.4%
Return on average common equity	37.7	35.3	34.0

In 2011, 2010, and 2009, return on average assets and return on average common equity benefited from strong global operating results. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about two percentage points for all years presented.

FINANCING AND MARKET RISK

The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2011 totaled $12.5 billion, compared with $11.5 billion at December 31, 2010. The net increase in 2011 was primarily due to net issuances of $1.0 billion.

Debt highlights(1)

	2011	2010	2009
Fixed-rate debt as a percent of total debt(2,3)	69%	66%	68%
Weighted-average annual interest rate of total debt(3)	4.2	4.3	4.5
Foreign currency-denominated debt as a percent of total debt(2)	40	41	43
Total debt as a percent of total capitalization (total debt and total shareholders’ equity)(2)
	46	44	43
Cash provided by operations as a percent of total debt(2)	57	55	55

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)	Based on debt obligations before the effect of fair value hedging adjustments. This effect is excluded as these adjustments have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate swaps.

Fitch, Standard & Poor’s and Moody’s currently rate, with a stable outlook, the Company’s commercial paper F1, A-1 and P-1, respectively; and its long-term debt A, A and A2, respectively.

Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2011, the Company had $1.7 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission (SEC) and a Global Medium-Term Notes program, the Company has $1.5 billion available under committed line of credit agreements as well as authority to issue commercial paper in the U.S. and global markets (see Debt financing note to the consolidated financial statements). Debt maturing in 2012 is approximately $964 million of long-term corporate debt. In 2012, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. Consequently, in February 2012, the Company issued $250.0 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 2.625%, and $500.0 million of 30-year U.S. Dollar-denominated notes at a coupon rate of 3.70%. The Company also has $640 million of foreign currency bank line borrowings outstanding at year-end 2011.

The Company uses major capital markets, bank financings and derivatives to meet its financing requirements and reduce interest expense. The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt, terminating swaps and using derivatives. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. All swaps are over-the-counter instruments.

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $5.0 billion and $4.7 billion for the years ended December 31, 2011 and 2010, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At

22    McDonald’s Corporation Annual Report 2011

December 31, 2011, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

Foreign currency net asset exposures

In millions of U.S. Dollars	2011	2010
Euro	$5,905	$5,465
Australian Dollars	2,409	2,075
Canadian Dollars	1,224	1,123
British Pounds Sterling	726	547
Russian Ruble	594	589

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2011 levels nor a 10% adverse change in foreign currency rates from 2011 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2011. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2012	$1,247	$367	$2,425
2013	1,167	1,026	2,357
2014	1,075	738	2,273
2015	965	656	2,157
2016	852	2,158	2,037
Thereafter	6,248	7,499	15,949
Total	$11,554	$12,444	$27,198

(1)	The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.5 billion, as they are supported by a long-term line of credit agreement expiring in November 2016. Debt obligations do not include $56 million of noncash fair value hedging adjustments or $218 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. At December 31, 2011, total liabilities for the supplemental plans were $482 million, and total liabilities for gross unrecognized tax benefits were $565 million.

There are certain purchase commitments that are not recognized in the consolidated financial statements and are primarily related to construction, inventory, energy, marketing and other service related arrangements that occur in the normal course of business. The amounts related to these commitments are not significant to the Company’s financial position. Such commitments are generally shorter term in nature and will be funded from operating cash flows.

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

McDonald’s Corporation Annual Report 2011    23

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

In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. In 2010, the Internal Revenue Service (IRS) concluded its field examination of the Company’s U.S. federal income tax returns for 2007 and 2008. In connection with this examination, the Company received notices of proposed adjustments from the IRS related to certain foreign tax credits of about $400 million, excluding interest and potential penalties. The Company disagrees with the IRS’ proposed adjustments. The Company has filed a protest with the IRS Appeals Office and expects resolution on this issue in 2012. The Company does not believe that the resolution will have a material impact on its results of operations or cash flows. The Company’s 2009 and 2010 U.S. federal income tax returns are currently under examination and the completion of the examination is expected in 2013.

Deferred U.S. income taxes have not been recorded for temporary differences totaling $12.6 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management’s intentions change in the future, deferred taxes may need to be provided.

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

24    McDonald’s Corporation Annual Report 2011

The denominator is the weighted-average adjusted cash used for investing activities during the applicable one-or three-year period. Adjusted cash used for investing activities is defined as cash used for investing activities less cash generated from investing activities related to the Pret A Manger and Redbox transactions. The weighted-average adjusted cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2011 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2011 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2010 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full year impact on 2011 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2010 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.

The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation (dollars in millions):

Years ended December 31,	2011	2010	Incremental change
NUMERATOR:
Operating income	$8,529.7	$7,473.1	$1,056.6
Depreciation and amortization	1,415.0	1,276.2	138.8
Currency translation(1)			(331.4)
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$864.0
DENOMINATOR:
Weighted-average cash used for investing activities(2)			$2,311.7
Currency translation(1)			(11.3)
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$2,300.4
One-year ROIIC(3)			37.6%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)	Represents one-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the two-year period ended December 31, 2011.

	Years ended December 31,
	2010	2011
Cash used for investing activities	$2,056.0	$2,570.9
AS A PERCENT
Quarters ended:
March 31	12.5%	87.5%
June 30	37.5	62.5
September 30	62.5	37.5
December 31	87.5	12.5

(3)	The impact of impairment and other charges (credits), net between 2011 and 2010 positively impacted the one-year ROIIC by 3.4 percentage points.

Three-year ROIIC calculation (dollars in millions):

Years ended December 31,	2011	2008	Incremental change
NUMERATOR:
Operating income	$8,529.7	$6,442.9	$2,086.8
Depreciation and amortization	1,415.0	1,207.8	207.2
Currency translation(4)			0.2
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$2,294.2
DENOMINATOR:
Weighted-average adjusted cash used for investing activities(5)			$6,026.6
Currency translation(4)			38.1
Weighted-average adjusted cash used for investing activities (at constant foreign exchange rates)			$6,064.7
Three-year ROIIC(6)			37.8%

(4)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(5)	Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2011.

	Years ended December 31,
	2008	2009	2010	2011
Cash used for investing activities	$1,624.7	$1,655.3	$2,056.0	$2,570.9
Less: Cash generated from investing activities related to
Pret A Manger transaction	(229.4)
Redbox transaction		(144.9)
Adjusted cash used for investing activities	$1,854.1	$1,800.2	$2,056.0	$2,570.9
AS A PERCENT
Quarters ended:
March 31	12.5%	100.0%	100.0%	87.5%
June 30	37.5	100.0	100.0	62.5
September 30	62.5	100.0	100.0	37.5
December 31	87.5	100.0	100.0	12.5

(6)	The impact of impairment and other charges (credits), net between 2011 and 2008 positively impacted the three year ROIIC by 1.2 percentage points.

McDonald’s Corporation Annual Report 2011    25

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2012. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 22 of the Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

26    McDonald’s Corporation Annual Report 2011

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2011	2010	2009
REVENUES
Sales by Company-operated restaurants	$18,292.8	$16,233.3	$15,458.5
Revenues from franchised restaurants	8,713.2	7,841.3	7,286.2
Total revenues	27,006.0	24,074.6	22,744.7
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	6,167.2	5,300.1	5,178.0
Payroll & employee benefits	4,606.3	4,121.4	3,965.6
Occupancy & other operating expenses	4,064.4	3,638.0	3,507.6
Franchised restaurants-occupancy expenses	1,481.5	1,377.8	1,301.7
Selling, general & administrative expenses	2,393.7	2,333.3	2,234.2
Impairment and other charges (credits), net	(3.9)	29.1	(61.1)
Other operating (income) expense, net	(232.9)	(198.2)	(222.3)
Total operating costs and expenses	18,476.3	16,601.5	15,903.7
Operating income	8,529.7	7,473.1	6,841.0
Interest expense-net of capitalized interest of $14.0, $12.0 and $11.7	492.8	450.9	473.2
Nonoperating (income) expense, net	24.7	21.9	(24.3)
Gain on sale of investment			(94.9)
Income before provision for income taxes	8,012.2	7,000.3	6,487.0
Provision for income taxes	2,509.1	2,054.0	1,936.0
Net income	$5,503.1	$4,946.3	$4,551.0
Earnings per common share–basic	$5.33	$4.64	$4.17
Earnings per common share–diluted	$5.27	$4.58	$4.11
Dividends declared per common share	$2.53	$2.26	$2.05
Weighted-average shares outstanding–basic	1,032.1	1,066.0	1,092.2
Weighted-average shares outstanding–diluted	1,044.9	1,080.3	1,107.4

See Notes to consolidated financial statements.

McDonald’s Corporation Annual Report 2011    27

Consolidated Balance Sheet

In millions, except per share data	December 31, 2011	2010
ASSETS
Current assets
Cash and equivalents	$ 2,335.7	$2,387.0
Accounts and notes receivable	1,334.7	1,179.1
Inventories, at cost, not in excess of market	116.8	109.9
Prepaid expenses and other current assets	615.8	692.5
Total current assets	4,403.0	4,368.5
Other assets
Investments in and advances to affiliates	1,427.0	1,335.3
Goodwill	2,653.2	2,586.1
Miscellaneous	1,672.2	1,624.7
Total other assets	5,752.4	5,546.1
Property and equipment
Property and equipment, at cost	35,737.6	34,482.4
Accumulated depreciation and amortization	(12,903.1)	(12,421.8)
Net property and equipment	22,834.5	22,060.6
Total assets	$ 32,989.9	$31,975.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 961.3	$943.9
Income taxes	262.2	111.3
Other taxes	338.1	275.6
Accrued interest	218.2	200.7
Accrued payroll and other liabilities	1,362.8	1,384.9
Current maturities of long-term debt	366.6	8.3
Total current liabilities	3,509.2	2,924.7
Long-term debt	12,133.8	11,497.0
Other long-term liabilities	1,612.6	1,586.9
Deferred income taxes	1,344.1	1,332.4
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,487.3	5,196.4
Retained earnings	36,707.5	33,811.7
Accumulated other comprehensive income	449.7	752.9
Common stock in treasury, at cost; 639.2 and 607.0 million shares	(28,270.9)	(25,143.4)
Total shareholders’ equity	14,390.2	14,634.2
Total liabilities and shareholders’ equity	$ 32,989.9	$31,975.2

See Notes to consolidated financial statements.

28    McDonald’s Corporation Annual Report 2011

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2011	2010	2009
Operating activities
Net income	$ 5,503.1	$4,946.3	$4,551.0
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,415.0	1,276.2	1,216.2
Deferred income taxes	188.4	(75.7)	203.0
Impairment and other charges (credits), net	(3.9)	29.1	(61.1)
Gain on sale of investment			(94.9)
Share-based compensation	86.2	83.1	112.9
Other	(78.7)	211.6	(347.1)
Changes in working capital items:
Accounts receivable	(160.8)	(50.1)	(42.0)
Inventories, prepaid expenses and other current assets	(52.2)	(50.8)	1.0
Accounts payable	35.8	(39.8)	(2.2)
Income taxes	198.5	54.9	212.1
Other accrued liabilities	18.7	(43.2)	2.1
Cash provided by operations	7,150.1	6,341.6	5,751.0
Investing activities
Capital expenditures	(2,729.8)	(2,135.5)	(1,952.1)
Purchases of restaurant businesses	(186.4)	(183.4)	(145.7)
Sales of restaurant businesses and property	511.4	377.9	406.0
Proceeds on sale of investment			144.9
Other	(166.1)	(115.0)	(108.4)
Cash used for investing activities	(2,570.9)	(2,056.0)	(1,655.3)
Financing activities
Net short-term borrowings	260.6	3.1	(285.4)
Long-term financing issuances	1,367.3	1,931.8	1,169.3
Long-term financing repayments	(624.0)	(1,147.5)	(664.6)
Treasury stock purchases	(3,363.1)	(2,698.5)	(2,797.4)
Common stock dividends	(2,609.7)	(2,408.1)	(2,235.5)
Proceeds from stock option exercises	334.0	463.1	332.1
Excess tax benefit on share-based compensation	112.5	128.7	73.6
Other	(10.6)	(1.3)	(13.1)
Cash used for financing activities	(4,533.0)	(3,728.7)	(4,421.0)
Effect of exchange rates on cash and equivalents	(97.5)	34.1	57.9
Cash and equivalents increase (decrease)	(51.3)	591.0	(267.4)
Cash and equivalents at beginning of year	2,387.0	1,796.0	2,063.4
Cash and equivalents at end of year	$ 2,335.7	$2,387.0	$1,796.0
Supplemental cash flow disclosures
Interest paid	$ 489.3	$457.9	$468.7
Income taxes paid	2,056.7	1,708.5	1,683.5

See Notes to consolidated financial statements.

McDonald’s Corporation Annual Report 2011    29

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedging adjustment	Foreign currency translation			Total shareholders’ equity
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2008	1,660.6	$16.6	$4,600.2	$28,953.9	$(98.1)	$48.0	$151.4	(545.3)	$(20,289.4)	$13,382.6
Net income				4,551.0						4,551.0
Translation adjustments including net investment hedging (including taxes of $47.2)							714.1			714.1
Adjustments to cash flow hedges (including tax benefits of $18.6)						(31.5)				(31.5)
Adjustments related to pensions (including tax benefits of $25.0)					(36.5)					(36.5)
Comprehensive income										5,197.1
Common stock cash dividends ($2.05 per share)				(2,235.5)						(2,235.5)
Treasury stock purchases								(50.3)	(2,854.1)	(2,854.1)
Share-based compensation			112.9							112.9
Stock option exercises and other (including tax benefits of $93.3)			140.8	1.4				11.7	288.7	430.9
Balance at December 31, 2009	1,660.6	16.6	4,853.9	31,270.8	(134.6)	16.5	865.5	(583.9)	(22,854.8)	14,033.9
Net income				4,946.3						4,946.3
Translation adjustments including net investment hedging (including tax benefits of $52.2)							(3.0)			(3.0)
Adjustments to cash flow hedges (including tax benefits of $1.1)						(1.5)				(1.5)
Adjustments related to pensions (including taxes of $3.5)					10.0					10.0
Comprehensive income										4,951.8
Common stock cash dividends ($2.26 per share)				(2,408.1)						(2,408.1)
Treasury stock purchases								(37.8)	(2,648.5)	(2,648.5)
Share-based compensation			83.1							83.1
Stock option exercises and other (including tax benefits of $146.1)			259.4	2.7				14.7	359.9	622.0
Balance at December 31, 2010	1,660.6	16.6	5,196.4	33,811.7	(124.6)	15.0	862.5	(607.0)	(25,143.4)	14,634.2
Net income				5,503.1						5,503.1
Translation adjustments including net investment hedging (including tax benefits of $61.0)							(285.1)			(285.1)
Adjustments to cash flow hedges (including tax benefits of $5.8)						(10.4)				(10.4)
Adjustments related to pensions (including tax benefits of $2.9)					(7.7)					(7.7)
Comprehensive income										5,199.9
Common stock cash dividends ($2.53 per share)				(2,609.7)						(2,609.7)
Treasury stock purchases								(41.9)	(3,372.9)	(3,372.9)
Share-based compensation			86.2							86.2
Stock option exercises and other (including tax benefits of $116.7)			204.7	2.4				9.7	245.4	452.5
Balance at December 31, 2011	1,660.6	$16.6	$5,487.3	$36,707.5	$(132.3)	$4.6	$577.4	(639.2)	$(28,270.9)	$14,390.2

See Notes to consolidated financial statements.

30    McDonald’s Corporation Annual Report 2011

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

The following table presents restaurant information by ownership type:

Restaurants at December 31,	2011	2010	2009
Conventional franchised	19,527	19,279	19,020
Developmental licensed	3,929	3,485	3,160
Foreign affiliated	3,619	3,574	4,036
Franchised	27,075	26,338	26,216
Company-operated	6,435	6,399	6,262
Systemwide restaurants	33,510	32,737	32,478

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s Japan) are accounted for by the equity method.

In June 2009, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on variable interest entities and consolidation, codified in the Consolidation Topic of the FASB Accounting Standards Codification (ASC). This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance as of January 1, 2010.

On an ongoing basis, the Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers, and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the variable interest entity consolidation guidance. The Company has concluded that consolidation of any such entity is not appropriate for the periods presented. As a result, the adoption did not have any impact on the Company’s consolidated financial statements.

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

ADVERTISING COSTS

Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2011–$768.6; 2010–$687.0; 2009–$650.8. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in selling, general & administrative expenses were (in millions): 2011–$74.4; 2010–$94.5; 2009–$94.7. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.

SHARE-BASED COMPENSATION

Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.

Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2011	2010	2009
Share-based compensation expense	$86.2	$83.1	$112.9
After tax	$59.2	$56.2	$76.1
Earnings per common share-diluted	$0.05	$0.05	$0.07

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in selling, general & administrative expenses in the Consolidated statement of income. As of December 31, 2011, there was $84.7 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2011, 2010 and 2009 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

McDonald’s Corporation Annual Report 2011    31

Weighted-average assumptions

	2011	2010	2009
Expected dividend yield	3.2%	3.5%	3.2%
Expected stock price volatility	21.5%	22.1%	24.4%
Risk-free interest rate	2.8%	2.8%	2.0%
Expected life of options In years	6.3	6.2	6.2
Fair value per option granted	$12.18	$9.90	$9.66

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

The following table presents the 2011 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2010	$1,212.0	$785.5	$385.0	$203.6	$2,586.1
Net restaurant purchases (sales)	37.3	37.1	29.8	(4.6)	99.6
Ownership changes and other	5.1		(7.7)	(3.0)	(5.6)
Currency translation		(21.0)	(1.7)	(4.2)	(26.9)
Balance at December 31, 2011	$1,254.4	$801.6	$405.4	$191.8	$2,653.2

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

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

32    McDonald’s Corporation Annual Report 2011

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2011
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$581.7				$581.7
Investments	132.4	*			132.4
Derivative assets	154.5	*	$71.1		225.6
Total assets at fair value	$868.6		$71.1		$939.7
Derivative payables			$(15.6)		$(15.6)
Total liabilities at fair value			$(15.6)		$(15.6)

December 31, 2010
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$722.5				$722.5
Investments	131.6	*			131.6
Derivative assets	104.4	*	$88.5		192.9
Total assets at fair value	$958.5		$88.5		$1,047.0
Derivative payables			$(8.4)		$(8.4)
Total liabilities at fair value			$(8.4)		$(8.4)

*	Includes investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2011, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2011, the fair value of the Company’s debt obligations was estimated at $14.2 billion, compared to a carrying amount of $12.5 billion. This fair value was estimated using pricing models and discounted cash flow analyses that incorporated quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

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

The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate swaps, foreign currency forwards and foreign currency options. Interest rate swaps are entered into to manage the interest rate risk associated with the Company’s fixed and floating-rate borrowings. Foreign currency forwards and foreign currency options are entered into to mitigate the risk that forecasted foreign currency cash flows (such as royalties denominated in foreign currencies) will be adversely affected by changes in foreign currency exchange rates. Certain foreign currency denominated debt is used, in part, to protect the value of the Company’s investments in certain foreign subsidiaries and affiliates from changes in foreign currency exchange rates.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into equity derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated for hedge accounting, the changes in the fair value of these derivatives are recognized immediately in nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the Cash Flow Hedging Strategy section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

All derivative instruments designated as hedging instruments are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated balance sheet at fair value and classified based on the instruments’ maturity date. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (OCI) and/or current earnings.

McDonald’s Corporation Annual Report 2011    33

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2011 and 2010:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2011	2010	Balance Sheet Classification	2011	2010
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$6.7	$7.5	Accrued payroll and other liabilities	$(0.3)	$(4.6)
Interest rate	Prepaid expenses and other current assets	9.4	0.5
Foreign currency	Miscellaneous other assets	0.7		Other long-term liabilities	(0.3)
Interest rate	Miscellaneous other assets	46.0	72.1	Other long-term liabilities	(14.0)	(0.3)
Total derivatives designated as hedging instruments		$62.8	$80.1		$(14.6)	$(4.9)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$8.3	$6.0	Accrued payroll and other liabilities	$(1.0)	$(3.8)
Equity	Prepaid expenses and other current assets		104.4
Foreign currency	Miscellaneous other assets		2.7
Equity	Miscellaneous other assets	154.5
Total derivatives not designated as hedging instruments		$162.8	$113.1		$(1.0)	$(3.8)
Total derivatives		$225.6	$193.2		$(15.6)	$(8.7)

The following table presents the pretax amounts affecting income and OCI for the years ended December 31, 2011 and 2010, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Related Hedged Items
	2011	2010		2011	2010
Interest rate	$(11.1)	$7.0	Fixed-rate debt	$11.1	$(7.0)

Derivatives in Cash flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2011	2010	2011	2010	2011	2010
Foreign currency	$ (5.1)	$11.2	$5.1	$13.4	$(7.7)	$(25.1)
Interest rate(1)	(14.0)		(2.2)	0.9		0.3
Total	$(19.1)	$11.2	$2.9	$14.3	$(7.7)	$(24.8)

Net Investment Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative
	2011	2010	2011	2010		2011	2010
					Foreign currency	$(2.2)	$16.4
Foreign currency denominated debt	$(130.8)	$(144.3)			Equity(3)	36.9	18.8
Foreign currency derivatives(2)	(9.4)	(4.3)	$(8.2)		Interest Rate	1.5
Total	$(140.2)	$(148.6)	$(8.2)		Total	$36.2	$35.2

Gains (losses) recognized in income on derivatives are recorded in “Nonoperating (income) expense, net” unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.

(2)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Impairment and other charges (credits), net.

(3)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

34    McDonald’s Corporation Annual Report 2011

•	Fair Value Hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate swaps which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2011. A total of $2.0 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate swaps.

•	Cash Flow Hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards and foreign currency options.

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt and the agreements are intended to reduce the impact of interest rate changes on future interest expense. At December 31, 2011, $250.0 million of the Company’s anticipated debt issuances were effectively converted to fixed-rate resulting from the use of interest rate swaps.

To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures.

When the U.S. dollar strengthens against foreign currencies, the decline in value of future foreign denominated royalties is offset by gains in the fair value of the foreign currency forwards and/or foreign currency options. Conversely, when the U.S. dollar weakens, the increase in the value of future foreign denominated royalties is offset by losses in the fair value of the foreign currency forwards and/or foreign currency options.

Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option is limited to the upfront premium paid for the contract. However, the potential gains on a foreign currency option are unlimited as the settlement value of the contract is based upon the difference between the exchange rate at inception of the contract and the spot exchange rate at maturity. In limited situations, the Company uses foreign currency collars, which limit the potential gains and lower the upfront premium paid, to protect against currency movements.

The hedges cover the next 15 months for certain exposures and are denominated in various currencies. As of December 31, 2011, the Company had derivatives outstanding with an equivalent notional amount of $228.0 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

The Company excludes the time value of foreign currency options, as well as the forward points on foreign currency forwards, from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the cash flow hedging component of OCI in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $10.4 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. Based on interest rates and foreign exchange rates at December 31, 2011, the $4.6 million in cumulative cash flow hedging gains, after tax, at December 31, 2011, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges

The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2011, a total of $4.3 billion of the Company’s foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2011 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2011, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

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

The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

McDonald’s Corporation Annual Report 2011    35

PER COMMON SHARE INFORMATION

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2011–12.8; 2010–14.3; 2009–15.2. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2011–0.0; 2010–0.0; 2009–0.7.

The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in earnings per share.

STATEMENT OF CASH FLOWS

The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission (SEC). There were no subsequent events that required recognition or disclosure except for the debt issuances in February 2012 (see Debt financing note).

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2011	2010
Land	$ 5,328.3	$5,200.5
Buildings and improvements on owned land	13,079.9	12,399.4
Buildings and improvements on leased land	12,021.8	11,732.0
Equipment, signs and seating	4,757.2	4,608.5
Other	550.4	542.0
	35,737.6	34,482.4
Accumulated depreciation and amortization	(12,903.1)	(12,421.8)
Net property and equipment	$ 22,834.5	$22,060.6

Depreciation and amortization expense was (in millions): 2011–$1,329.6; 2010–$1,200.4; 2009–$1,160.8.

Impairment and Other Charges (Credits), Net

In millions, except per share data	2011	2010	2009
Europe	$0.3	$1.6	$4.3
APMEA	(4.2)	48.5	(0.2)
Other Countries & Corporate		(21.0)	(65.2)
Total	$(3.9)	$29.1	$(61.1)
After tax(1)	$17.1	$24.6	$(91.4)
Earnings per common share-diluted	$0.01	$0.02	$(0.08)

(1)	Certain items were not tax effected.

In 2010, the Company recorded after tax charges of $39.3 million related to its share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate) in conjunction with the strategic review of the market’s restaurant portfolio. These actions were designed to enhance the brand image, overall profitability and returns of the market. The Company also recorded pretax income of $21.0 million related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

In 2009, the Company recorded pretax income of $65.2 million related primarily to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction. The Company also recognized a tax benefit in 2009 in connection with this income, mainly related to the release of a tax valuation allowance.

Other Operating (Income) Expense, Net

In millions	2011	2010	2009
Gains on sales of restaurant businesses	$(81.8)	$(79.4)	$(113.3)
Equity in earnings of unconsolidated affiliates	(178.0)	(164.3)	(167.8)
Asset dispositions and other expense	26.9	45.5	58.8
Total	$(232.9)	$(198.2)	$(222.3)

•	Gains on sales of restaurant businesses

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

Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants.

•	Asset dispositions and other expense

Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses.

Gain on Sale of Investment

In 2009, the Company sold its minority ownership interest in Redbox Automated Retail, LLC to Coinstar, Inc., the majority

36    McDonald’s Corporation Annual Report 2011

owner, for total consideration of $144.9 million. As a result of the transaction, the Company recognized a nonoperating pretax gain of $94.9 million (after tax–$58.8 million or $0.05 per share).

Contingencies

In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

In connection with the sale in 2007 of its businesses in 18 countries in Latin America and the Caribbean to a developmental licensee organization, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected on McDonald’s Consolidated balance sheet (2011 and 2010: other long-term liabilities–$49.4 million and $49.6 million, respectively; 2011 and 2010: accrued payroll and other liabilities–$21.2 million and $28.4 million, respectively).

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

Revenues from franchised restaurants consisted of:

In millions	2011	2010	2009
Rents	$5,718.5	$5,198.4	$4,841.0
Royalties	2,929.8	2,579.2	2,379.8
Initial fees	64.9	63.7	65.4
Revenues from franchised restaurants	$8,713.2	$7,841.3	$7,286.2

Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2012	$1,277.9	$1,147.2	$2,425.1
2013	1,245.7	1,111.2	2,356.9
2014	1,207.2	1,065.3	2,272.5
2015	1,150.9	1,005.9	2,156.8
2016	1,090.5	946.4	2,036.9
Thereafter	8,914.2	7,035.1	15,949.3
Total minimum payments	$14,886.4	$12,311.1	$27,197.5

At December 31, 2011, net property and equipment under franchise arrangements totaled $13.8 billion (including land of $4.0 billion) after deducting accumulated depreciation and amortization of $7.1 billion.

Leasing Arrangements

At December 31, 2011, the Company was the lessee at 14,139 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.

Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2012	$1,172.6	$74.4	$1,247.0
2013	1,104.8	62.8	1,167.6
2014	1,019.5	55.4	1,074.9
2015	921.9	43.1	965.0
2016	813.9	37.9	851.8
Thereafter	6,039.1	208.8	6,247.9
Total minimum payments	$11,071.8	$482.4	$11,554.2

McDonald’s Corporation Annual Report 2011    37

The following table provides detail of rent expense:

In millions	2011	2010	2009
Company-operated restaurants:
U.S.	$55.9	$60.4	$65.2
Outside the U.S.	620.4	545.0	506.9
Total	676.3	605.4	572.1
Franchised restaurants:
U.S.	420.0	409.7	393.9
Outside the U.S.	514.7	463.5	431.4
Total	934.7	873.2	825.3
Other	101.7	98.1	98.9
Total rent expense	$1,712.7	$1,576.7	$1,496.3

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2011–$165.2; 2010–$142.5; 2009–$129.6. Franchised restaurants: 2011–$173.4; 2010–$167.3; 2009–$154.7.

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2011	2010	2009
U.S.	$3,202.8	$2,763.0	$2,700.4
Outside the U.S.	4,809.4	4,237.3	3,786.6
Income before provision for income taxes	$8,012.2	$7,000.3	$6,487.0

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2011	2010	2009
U.S. federal	$1,173.4	$1,127.1	$792.0
U.S. state	165.2	161.1	152.1
Outside the U.S.	982.1	841.5	788.9
Current tax provision	2,320.7	2,129.7	1,733.0
U.S. federal	189.0	(66.8)	186.9
U.S. state	8.6	13.8	8.6
Outside the U.S.	(9.2)	(22.7)	7.5
Deferred tax provision (benefit)	188.4	(75.7)	203.0
Provision for income taxes	$2,509.1	$2,054.0	$1,936.0

Net deferred tax liabilities consisted of:

In millions	December 31, 2011	2010
Property and equipment	$ 1,651.3	$1,655.2
Other	541.7	489.8
Total deferred tax liabilities	2,193.0	2,145.0
Property and equipment	(355.4)	(352.4)
Employee benefit plans	(406.3)	(356.4)
Intangible assets	(256.2)	(268.6)
Deferred foreign tax credits	(173.9)	(310.7)
Capital loss carryforwards	(26.0)	(37.5)
Operating loss carryforwards	(71.1)	(56.8)
Indemnification liabilities	(33.4)	(36.5)
Other	(312.6)	(284.0)
Total deferred tax assets before valuation allowance	(1,634.9)	(1,702.9)
Valuation Allowance	102.0	104.7
Net deferred tax liabilities	660.1	546.8
Balance sheet presentation:
Deferred income taxes	1,344.1	1,332.4
Other assets-miscellaneous	(606.3)	(590.4)
Current assets-prepaid expenses and other current assets	(77.7)	(195.2)
Net deferred tax liabilities	$ 660.1	$546.8

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.4	1.6	1.6
Benefits and taxes related to foreign operations	(4.7)	(6.9)	(6.3)
Other, net	(0.4)	(0.4)	(0.5)
Effective income tax rates	31.3%	29.3%	29.8%

As of December 31, 2011 and 2010, the Company’s gross unrecognized tax benefits totaled $565.0 million and $572.6 million, respectively. After considering the deferred tax accounting impact, it is expected that about $420 million of the total as of December 31, 2011 would favorably affect the effective tax rate if resolved in the Company’s favor.

38    McDonald’s Corporation Annual Report 2011

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2011	2010
Balance at January 1	$572.6	$492.0
Decreases for positions taken in prior years	(50.6)	(27.1)
Increases for positions taken in prior years	24.3	53.3
Increases for positions related to the current year	54.8	102.0
Settlements with taxing authorities	(14.4)	(17.4)
Lapsing of statutes of limitations	(21.7)	(30.2)
Balance at December 31(1)	$565.0	$572.6

(1)	Of this amount, $564.3 and $535.9 are included in long-term liabilities on the Consolidated balance sheet for 2011 and 2010, respectively. The remainder is included in deferred income taxes and income taxes payable on the Consolidated balance sheet.

In 2010, the Internal Revenue Service (IRS) concluded its field examination of the Company’s U.S. federal income tax returns for 2007 and 2008. In connection with this examination, the Company received notices of proposed adjustments from the IRS related to certain foreign tax credits of about $400 million, excluding interest and potential penalties. The Company disagrees with the IRS’ proposed adjustments. The Company has filed a protest with the IRS Appeals Office and expects resolution on this issue in 2012. The Company believes that the liabilities recorded related to this matter are appropriate and adequate and have been determined in accordance with ASC 740 – Income Taxes.

The Company is also under audit in multiple state tax jurisdictions where it is reasonably possible that the audits could be completed within 12 months. Due to the expected resolution of the 2007 and 2008 IRS Appeals process, the possible completion of the aforementioned audits and the expiration of the statute of limitations in multiple tax jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $130 million to $140 million, of which $30 million to $40 million could favorably affect the effective tax rate.

In addition, the Company is currently under audit in multiple tax jurisdictions where completion of the tax audits is not expected within 12 months. However, it is reasonably possible that, as a result of audit progression within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities that are recorded are appropriate and adequate as determined under ASC 740.

The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The Company had $39.6 million and $44.4 million accrued for interest and penalties at December 31, 2011 and 2010, respectively. The Company recognized interest and penalties related to tax matters of $4.8 million in 2011, $29.0 million in 2010, and $1.5 million in 2009, which are included in the provision for income taxes.

Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $12.6 billion at December 31, 2011 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

McDonald’s Corporation Annual Report 2011    39

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

In millions	2011	2010		2009
U.S.	$8,528.2	$8,111.6		$7,943.8
Europe	10,886.4	9,569.2		9,273.8
APMEA	6,019.5	5,065.5		4,337.0
Other Countries & Corporate	1,571.9	1,328.3		1,190.1
Total revenues	$27,006.0	$24,074.6		$22,744.7
U.S.	$3,666.2	$3,446.5		$3,231.7
Europe	3,226.7	2,796.8		2,588.1
APMEA	1,525.8	1,199.9	(1)	989.5
Other Countries & Corporate	111.0	29.9	(2)	31.7	(3)
Total operating income	$8,529.7	$7,473.1		$6,841.0
U.S.	$10,865.5	$10,467.7		$10,429.3
Europe	12,015.1	11,360.7		11,494.4
APMEA	5,824.2	5,374.0		4,409.0
Other Countries & Corporate	4,285.1	4,772.8		3,892.2
Total assets	$32,989.9	$31,975.2		$30,224.9
U.S.	$786.5	$530.5		$659.4
Europe	1,130.1	978.5		859.3
APMEA	614.1	493.1		354.6
Other Countries & Corporate	199.1	133.4		78.8
Total capital expenditures	$2,729.8	$2,135.5		$1,952.1
U.S.	$446.0	$433.0		$423.8
Europe	570.3	500.5		483.2
APMEA	267.5	232.4		202.9
Other Countries & Corporate	131.2	110.3		106.3
Total depreciation and amortization	$1,415.0	$1,276.2		$1,216.2

(1)	Includes expense due to Impairment and other charges (credits), net of $39.3 million related to the Company’s share of restaurant closings in McDonald’s Japan (a 50%-owned affiliate).

(2)	Includes income due to Impairment and other charges (credits), net of $21.0 million related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(3)	Includes income due to Impairment and other charges (credits), net of $65.2 million primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2011–$27,587.6; 2010– $26,700.9; 2009–$25,896.1; U.S. based: 2011–$10,724.9; 2010–$10,430.2; 2009–$10,376.4.

Debt Financing

LINE OF CREDIT AGREEMENTS

At December 31, 2011, the Company had a $1.5 billion line of credit agreement expiring in November 2016 with fees of 0.065% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company, including certain subsidiaries outside the U.S., had unused lines of credit totaling $838.9 million at December 31, 2011; these lines of credit were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.

The weighted-average interest rate of short-term borrowings was 4.6% at December 31, 2011 (based on $640.3 million of foreign currency bank line borrowings and $250.0 million of commercial paper) and 4.3% at December 31, 2010 (based on $595.0 million of foreign currency bank line borrowings).

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

In February 2012, the Company issued $250.0 million of 10-year U.S. Dollar-denominated notes at a coupon rate of 2.625%, and $500.0 million of 30-year U.S. Dollar-denominated notes at a coupon rate of 3.7%.

ESOP LOANS

Borrowings related to the leveraged Employee Stock Ownership Plan (ESOP) at December 31, 2011, which include $39.6 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $34.4 million and $41.7 million at December 31, 2011 and 2010, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

40    McDonald’s Corporation Annual Report 2011

The following table summarizes the Company’s debt obligations. (Interest rates and debt amounts reflected in the table include the effects of interest rate swaps.)

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2011	2010	2011	2010
Fixed		5.1%	5.4%	$6,039.3	$5,318.0
Floating		2.0	3.0	1,399.9	1,390.0
Total U.S. Dollars	2012-2040			7,439.2	6,708.0
Fixed		4.5	4.8	1,167.0	737.5
Floating		2.8	2.2	719.0	753.4
Total Euro	2012-2021			1,886.0	1,490.9
Fixed		2.9	2.1	162.4	338.7
Floating		0.6	0.5	1,039.4	985.4
Total Japanese Yen	2013-2030			1,201.8	1,324.1
Total British Pounds Sterling-Fixed	2020-2032	6.0	6.0	697.8	700.7
Fixed		2.8	2.5	495.8	451.6
Floating		5.6	4.1	723.9	752.6
Total other currencies(2)	2012-2021			1,219.7	1,204.2
Debt obligations before fair value adjustments(3)				12,444.5	11,427.9
Fair value adjustments(4)				55.9	77.4
Total debt obligations(5)				$12,500.4	$11,505.3

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs, Chinese Renminbi and Korean Won.

(3)	Aggregate maturities for 2011 debt balances, before fair value adjustments, were as follows (in millions): 2012–$366.6; 2013–$1,026.0; 2014–$737.9; 2015–$656.3; 2016–$2,158.6; Thereafter–$7,499.1. These amounts include a reclassification of short-term obligations totaling $1.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in November 2016.

(4)	The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities. A portion ($0.5 million) of the adjustments at December 31, 2011 related to interest rate swaps that were terminated in December 2002 and will amortize as a reduction of interest expense over the remaining life of the debt.

(5)	Includes notes payable, current maturities of long-term debt and long-term debt included on the Consolidated balance sheet. The increase in debt obligations from December 31, 2010 to December 31, 2011 was primarily due to net issuances of $1.0 billion.

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 61.4 million at December 31, 2011, including 27.6 million available for future grants.

STOCK OPTIONS

Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between May 1, 1999 and December 31, 2000 (approximately 3.5 million options outstanding at December 31, 2011) expire 13 years from the date of grant.

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $416.5 million, $500.8 million and $302.5 million, respectively. Cash received from stock options exercised during 2011 was $334.0 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $110.6 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.

McDonald’s Corporation Annual Report 2011    41

A summary of the status of the Company’s stock option grants as of December 31, 2011, 2010 and 2009, and changes during the years then ended, is presented in the following table:

	2011				2010		2009
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	37.4	$42.47			47.8	$38.16	53.4	$34.88
Granted	3.9	75.97			4.5	63.26	5.6	56.94
Exercised	(9.0)	37.46			(13.6)	33.84	(10.7)	31.17
Forfeited/expired	(0.6)	55.00			(1.3)	46.03	(0.5)	47.22
Outstanding at end of year	31.7	$47.77	5.1	$1,667.6	37.4	$42.47	47.8	$38.16
Exercisable at end of year	21.9	$39.53	3.7	$1,328.8	26.4		35.4

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

A summary of the Company’s RSU activity during the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	2011		2010		2009
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.3	$51.17	2.8	$46.33	3.0	$40.88
Granted	0.6	67.96	0.7	56.09	0.9	50.34
Vested	(0.7)	49.88	(1.1)	42.08	(1.0)	34.56
Forfeited	(0.1)	50.16	(0.1)	49.61	(0.1)	43.87
Nonvested at end of year	2.1	$56.78	2.3	$51.17	2.8	$46.33

The Company realized tax deductions of $6.1 million from RSUs vested during 2011. The total fair value of RSUs vested during 2011, 2010 and 2009 was $55.5 million, $66.8 million and $59.9 million, respectively.

Employee Benefit Plans

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a regular employee match feature, and a discretionary employer profit sharing match. The 401(k) feature allows participants to make pretax contributions that are matched each pay period from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer profit sharing match after the end of the year for those participants eligible to share in the match.

All current account balances and future contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Participants’ contributions to the 401(k) feature and the discretionary employer matching contribution feature are limited to 20% investment in McDonald’s common stock. Participants may choose to make separate investment choices for current account balances and for future contributions.

The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $482.5 million at December 31, 2011, and $439.3 million at

December 31, 2010, and were primarily included in other long-term liabilities on the Consolidated balance sheet.

The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2011, derivatives with a fair value of $154.5 million indexed to the Company’s stock were included in miscellaneous other assets and an investment totaling $98.3 million indexed to certain market indices was included in prepaid expenses and other current assets on the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2011–$41.3; 2010–$51.4; 2009–$51.3. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2011–$58.3; 2010–$57.6; 2009–$45.2.

The total combined liabilities for international retirement plans were $125.4 million and $153.2 million at December 31, 2011 and 2010, respectively, primarily in the U.K. and Canada.

Other postretirement benefits and post-employment benefits were immaterial.

42    McDonald’s Corporation Annual Report 2011

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2011	2010	2011		2010		2011	2010	2011	2010
Revenues
Sales by Company-operated restaurants	$4,587.2	$4,170.2	$4,855.5		$4,246.6		$4,697.4	$4,013.4	$4,152.7	$3,803.1
Revenues from franchised restaurants	2,235.5	2,043.9	2,310.8		2,058.3		2,208.0	1,932.1	1,958.9	1,807.0
Total revenues	6,822.7	6,214.1	7,166.3		6,304.9		6,905.4	5,945.5	6,111.6	5,610.1
Company-operated margin	856.1	790.4	972.2		892.6		890.6	798.6	736.0	692.2
Franchised margin	1,857.5	1,684.1	1,934.6		1,713.9		1,835.0	1,597.8	1,604.6	1,467.7
Operating income	2,120.0	1,857.2	2,394.7		2,096.5		2,189.1	1,845.3	1,825.9	1,674.1	(1)
Net income	$1,376.6	$1,242.3	$1,507.3		$1,388.4		$1,410.2	$1,225.8	$1,209.0	$1,089.8	(1)
Earnings per common share—basic	$1.35	$1.18	$1.47		$1.31		$1.36	$1.14	$1.16	$1.01	(1)
Earnings per common share—diluted	$1.33	$1.16	$1.45		$1.29		$1.35	$1.13	$1.15	$1.00	(1)
Dividends declared per common share			$1.31	(2)	$1.16	(3)	$0.61	$0.55	$0.61	$0.55
Weighted-average common shares—basic	1,022.0	1,055.0	1,028.8		1,061.0		1,035.6	1,072.1	1,042.4	1,076.0
Weighted-average common shares—diluted	1,034.7	1,068.8	1,041.3		1,074.9		1,047.7	1,085.9	1,054.6	1,090.1
Market price per common share:
High	$101.00	$80.94	$91.22		$76.26		$84.91	$71.84	$77.59	$67.49
Low	83.74	74.40	82.01		65.31		75.66	65.55	72.14	61.06
Close	100.33	76.76	87.82		74.51		84.32	65.87	76.09	66.72

(1)	Includes pretax and after tax expense due to Impairment and other charges (credits), net of $30.0 million ($0.03 per share) related to the Company’s share of restaurant closing costs in McDonald’s Japan (a 50%-owned affiliate).

(2)	Includes a $0.61 per share dividend declared and paid in third quarter and a $0.70 per share dividend declared in third quarter and paid in fourth quarter.

(3)	Includes a $0.55 per share dividend declared and paid in third quarter and a $0.61 per share dividend declared in third quarter and paid in fourth quarter.

McDonald’s Corporation Annual Report 2011    43

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2011, management believes that the Company’s internal control over financial reporting is effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2011, 2010 and 2009 and the Company’s internal control over financial reporting as of December 31, 2011. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

McDONALD’S CORPORATION

February 24, 2012

44    McDonald’s Corporation Annual Report 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2012, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2012

McDonald’s Corporation Annual Report 2011    45

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2012

46    McDonald’s Corporation Annual Report 2011

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT

Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2011. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on the Company’s website at www.governance.mcdonalds.com.

Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2011.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2011. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	30,187,621	(1)	$49.77	27,610,823
Equity compensation plans not approved by security holders	3,643,106	(2)	36.39
Total	33,830,727		$48.33	27,610,823

(1)	Includes stock options granted under the following plans: 2001 Omnibus Stock Ownership Plan—28,081,268 shares; and 1992 Stock Ownership Incentive Plan (1992 Plan)—500 shares. Also includes 2,105,853 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan.

(2)	Includes stock options granted under the following plans: 1992 Plan— 3,568,778; and 1975 Stock Ownership Option Plan- 74,328.

McDonald’s Corporation Annual Report 2011    47

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2011.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2011.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2011.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a. (1)	All financial statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 27 through 42 of this Form 10-K.

(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b. Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit Number Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 1, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.

	(b)	By-Laws, as amended and restated with effect as of January 26, 2012, incorporated herein by reference from Form 8-K, filed January 31, 2012.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

		(i)	6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K, filed January 13, 1998.

		(ii)	Medium-Term Notes, Series F, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 4, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-59145), filed July 15, 1998.

		(iii)	Medium-Term Notes, Series G, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 6, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-333-60170), filed May 3, 2001.

		(iv)	Medium-Term Notes, Series H, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 7, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-92212), filed July 10, 2002.

		(v)	Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

48    McDonald’s Corporation Annual Report 2011

(vi)	Medium-Term Notes, Due from One Year to 60 Years from Date of Issue. Supplemental Indenture No. 9, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-162182), filed September 28, 2009.

(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed December 4, 2007.**

(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

(i)	First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Form 10-K, for the year ended December 31, 2002.**

(ii)	Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Form 10-K, for the year ended December 31, 2004.**

(d)	1975 Stock Ownership Option Plan, as amended and restated July 30, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2001.**

(i)	First Amendment to McDonald’s Corporation 1975 Stock Ownership Option Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(e)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

(i)	First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2007.**

(f)	McDonald’s Corporation Executive Retention Replacement Plan, effective as of December 31, 2007 (as amended and restated on December 31, 2008), incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(g)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

(i)	First amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(ii)	Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective February 9, 2011, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

(h)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

(j)	Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, filed herewith.**

(k)	Form of Executive Performance-based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, filed herewith.**

(l)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, filed December 4, 2007.**

(i)	First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(ii)	Second Amendment of McDonald’s Corporation Severance Plan, effective as of December 5, 2011, filed herewith.**

(m)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

McDonald’s Corporation Annual Report 2011    49

(i)	2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

(n)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.**

(o)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

(p)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed January 29, 2008.**

(q)	European Prospectus Supplement describing the terms of equity compensation awards granted in the European Union pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

(r)	Letter Agreement between Ralph Alvarez and the Company dated December 18, 2009, incorporated herein by reference from Form 8-K, filed December 23, 2009.**

(s)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, filed February 16, 2010.**

(t)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

(u)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, filed December 20, 2010.**

(12)	Statements regarding Computation of Ratios.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

50    McDonald’s Corporation Annual Report 2011

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McDonald’s Corporation

(Registrant)

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 24, 2012
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 24th day of February, 2012:

Signature, Title

By	/s/ Susan E. Arnold
Susan E. Arnold
Director

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By
Jeanne P. Jackson
Director

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

By	/s/ Walter E. Massey
Walter E. Massey
Director

By	/s/ Andrew J. McKenna
Andrew J. McKenna
Chairman of the Board and Director

Signature, Title

By	/s/ Cary D. McMillan
Cary D. McMillan
Director

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Senior Vice President – Controller

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ James A. Skinner
James A. Skinner
Vice Chairman, Chief Executive Officer and Director

By	/s/ Roger W. Stone
Roger W. Stone
Director

By	/s/ Donald Thompson
Donald Thompson
President, Chief Operating Officer and Director

By	/s/ Miles D. White
Miles D. White
Director

McDonald’s Corporation Annual Report 2011    51