Form 10-Q
period 2012-03-31
MCDONALDS CORP
filed 2012-05-08
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

1,016,244,880

(Number of shares of common stock

outstanding as of March 31, 2012)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
	March, 31	December 31,
In millions, except per share data	2012	2011
Assets
Current assets
Cash and equivalents	$ 2,289.1	$ 2,335.7
Accounts and notes receivable	1,234.4	1,334.7
Inventories, at cost, not in excess of market	111.7	116.8
Prepaid expenses and other current assets	619.6	615.8
Total current assets	4,254.8	4,403.0
Other assets
Investments in and advances to affiliates	1,366.0	1,427.0
Goodwill	2,719.1	2,653.2
Miscellaneous	1,689.8	1,672.2
Total other assets	5,774.9	5,752.4
Property and equipment
Property and equipment, at cost	36,623.6	35,737.6
Accumulated depreciation and amortization	(13,319.1)	(12,903.1)
Net property and equipment	23,304.5	22,834.5
Total assets	$ 33,334.2	$ 32,989.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$708.3	$961.3
Income taxes	491.8	262.2
Other taxes	360.9	338.1
Accrued interest	156.4	218.2
Accrued payroll and other liabilities	1,204.8	1,362.8
Current maturities of long-term debt	724.2	366.6
Total current liabilities	3,646.4	3,509.2
Long-term debt	12,055.7	12,133.8
Other long-term liabilities	1,575.4	1,612.6
Deferred income taxes	1,396.2	1,344.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,564.2	5,487.3
Retained earnings	37,262.5	36,707.5
Accumulated other comprehensive income	799.2	449.7
Common stock in treasury, at cost; 644.4 and 639.2 million shares	(28,982.0)	(28,270.9)
Total shareholders’ equity	14,660.5	14,390.2
Total liabilities and shareholders’ equity	$ 33,334.2	$ 32,989.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended March 31,
In millions, except per share data	2012	2011
Revenues
Sales by Company-operated restaurants	$4,432.2	$4,152.7
Revenues from franchised restaurants	2,114.4	1,958.9
Total revenues	6,546.6	6,111.6
Operating costs and expenses
Company-operated restaurant expenses	3,654.4	3,416.7
Franchised restaurants—occupancy expenses	374.7	354.3
Selling, general & administrative expenses	592.5	563.6
Other operating (income) expense, net	(39.6)	(48.9)
Total operating costs and expenses	4,582.0	4,285.7
Operating income	1,964.6	1,825.9
Interest expense	128.9	120.1
Nonoperating (income) expense, net	(11.8)	6.9
Income before provision for income taxes	1,847.5	1,698.9
Provision for income taxes	580.8	489.9
Net income	$1,266.7	$1,209.0
Earnings per common share-basic	$1.24	$1.16
Earnings per common share-diluted	$1.23	$1.15
Dividends declared per common share	$0.70	$0.61
Weighted average shares outstanding-basic	1,018.2	1,042.4
Weighted average shares outstanding-diluted	1,030.0	1,054.6
Comprehensive income	$1,616.2	$1,710.3

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended March 31,
In millions	2012	2011
Operating activities
Net income	$1,266.7	$1,209.0
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	364.7	339.1
Deferred income taxes	22.6	(13.0)
Share-based compensation	26.5	24.0
Other	(48.9)	(9.7)
Changes in working capital items	1.9	3.7
Cash provided by operations	1,633.5	1,553.1
Investing activities
Capital expenditures	(588.4)	(508.7)
Sales and purchases of restaurant businesses and property sales	9.7	(8.8)
Other	(18.7)	(1.7)
Cash used for investing activities	(597.4)	(519.2)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	267.2	429.3
Treasury stock purchases	(812.6)	(1,370.6)
Common stock dividends	(712.3)	(635.1)
Proceeds from stock option exercises	84.4	61.7
Excess tax benefit on share-based compensation	46.7	21.8
Other	(4.8)	(19.4)
Cash used for financing activities	(1,131.4)	(1,512.3)
Effect of exchange rates on cash and cash equivalents	48.7	31.3
Cash and equivalents decrease	(46.6)	(447.1)
Cash and equivalents at beginning of period	2,335.7	2,387.0
Cash and equivalents at end of period	$2,289.1	$1,939.9

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2012 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at March 31,	2012	2011
Conventional franchised	19,487	19,306
Developmental licensed	3,965	3,529
Foreign affiliated	3,622	3,563
Total Franchised	27,074	26,398
Company-operated	6,443	6,407
Systemwide restaurants	33,517	32,805

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
In millions	2012	2011
Net income	$1,266.7	$1,209.0
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	352.5	483.7
Cash flow hedging adjustments	(3.5)	(3.5)
Pension liability adjustment	0.5	21.1
Total other comprehensive income (loss)	349.5	501.3
Total comprehensive income	$1,616.2	$1,710.3

In June 2011, the Financial Accounting Standards Board issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification (ASC). The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements and no longer permits the presentation of comprehensive income in the Consolidated statement of shareholders’ equity. The Company adopted this new guidance effective January 1, 2012, as required, and included comprehensive income in the Condensed consolidated statement of net income and comprehensive income (unaudited) for interim reporting.

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 11.8 million shares and 12.2 million shares for the first quarter 2012 and 2011, respectively. Stock options that were not included in the calculation of diluted weighted-average shares because they would have been antidilutive were 4.7 million shares and 3.9 million shares for the first quarter 2012 and 2011, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
March 31, 2012
Cash equivalents	$429.0				$429.0
Investments	144.6	*			144.6
Derivative assets	151.7	*	$63.3		215.0
Total assets at fair value	$725.3		$63.3		$788.6

Derivative liabilities			$(7.0)		$(7.0)
Total liabilities at fair value			$(7.0)		$(7.0)

December 31, 2011
Cash equivalents	$581.7				$581.7
Investments	132.4	*			132.4
Derivative assets	154.5	*	$71.1		225.6
Total assets at fair value	$868.6		$71.1		$939.7

Derivative liabilities			$(15.6)		$(15.6)
Total liabilities at fair value			$(15.6)		$(15.6)
*	Includes long-term investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2012, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2012, the fair value of the Company’s debt obligations was estimated at $14.4 billion, compared to a carrying amount of $12.8 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2012	December 31, 2011	Balance Sheet Classification	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$5.3	$6.7	Accrued payroll and other liabilities	$(0.2)	$(0.3)
Interest rate	Prepaid expenses and other current assets	21.2	9.4
Foreign currency	Miscellaneous other assets	1.1	0.7	Other long-term liabilities	(3.9)	(0.3)
Interest rate	Miscellaneous other assets	30.1	46.0	Other long-term liabilities	—	(14.0)
Total derivatives designated as hedging instruments		$57.7	$62.8		$(4.1)	$(14.6)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$5.6	$8.3	Accrued payroll and other liabilities	$(2.9)	$(1.0)
Equity	Miscellaneous other assets	151.7	154.5
Total derivatives not designated as hedging instruments		$157.3	$162.8		$(2.9)	$(1.0)
Total derivatives		$215.0	$225.6		$(7.0)	$(15.6)

The following table presents the pretax amounts affecting income and OCI for the three months ended March 31, 2012 and 2011, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items
	2012	2011			2012	2011

Interest rate	$(4.1)	$(21.5)	Fixed-rate debt		$4.1	$21.5

Derivatives in Cash flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2012	2011	2012	2011	2012	2011

Foreign currency	$(5.2)	$(4.0)	$(4.7)	$0.9	$(2.5)	$(4.5)
Interest rate(1)	(4.6)	—	0.3	0.6	—	—
Total	$(9.8)	$(4.0)	$(4.4)	$1.5	$(2.5)	$(4.5)

Net Investment Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective portion)		Derivatives Not Designated as Hedging Instruments		Gain (Loss) Recognized in Income on Derivative
	2012	2011			2012	2011

Foreign currency denominated debt	$(1.5)	$(112.5)	Foreign Currency		$(1.1)	$(2.0)
Foreign currency derivatives	—	(7.4)	Equity(2)		(2.7)	(0.8)
Total	$(1.5)	$(119.9)	Total		$(3.8)	$(2.8)

Gains (losses) recognized in income on derivatives are recorded in “Nonoperating (income) expense, net” unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.
(2)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

•	Fair Value Hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate swaps which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three months ended March 31, 2012. A total of $1.8 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate swaps.

•	Cash Flow Hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards and foreign currency options.

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt and the agreements are intended to reduce the impact of interest rate changes on future interest expense. At March 31, 2012, none of the Company’s anticipated debt issuances were effectively converted to fixed-rate resulting from the use of interest rate swaps.

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

The hedges cover the next 15 months for certain exposures and are denominated in various currencies. As of March 31, 2012, the Company had derivatives outstanding with an equivalent notional amount of $291.4 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

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

The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $3.5 million for the three months ended March 31, 2012 and 2011. Based on interest rates and foreign exchange rates at March 31, 2012, the $1.1 million in cumulative cash flow hedging gains, after tax, at March 31, 2012, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges

The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in OCI. As of March 31, 2012, a total of $4.8 billion of the Company’s outstanding foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at March 31, 2012 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2012, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

Segment Information

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. The following table presents the Company’s revenues and operating income by geographic segment. The APMEA segment represents operations in Asia/Pacific, Middle East and Africa. Other Countries & Corporate represents operations in Canada and Latin America, as well as Corporate activities.

	Quarters Ended March 31,
In millions	2012	2011
Revenues
U.S.	$2,102.3	$1,925.8
Europe	2,535.5	2,440.0
APMEA	1,556.6	1,400.5
Other Countries & Corporate	352.2	345.3
Total revenues	$6,546.6	$6,111.6
Operating Income
U.S.	$871.3	$793.0
Europe	699.3	675.3
APMEA	383.9	348.0
Other Countries & Corporate	10.1	9.6
Total operating income	$1,964.6	$1,825.9

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 33,517 restaurants in 119 countries at March 31, 2012, 27,074 were licensed to franchisees (including 19,487 franchised to conventional franchisees, 3,965 licensed to developmental licensees and 3,622 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,443 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 32%, 39% and 24% of total revenues, respectively.

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

The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts successfully resonated with consumers, driving increases in comparable sales and customer visits in many countries despite a challenging global economy and relatively flat or contracting Informal Eating Out (IEO) market. As a result, for the first quarter 2012 every area of the world contributed to global comparable sales and guest counts, which increased 7.3% and 4.8%, respectively.

Growth in comparable sales is driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.

In the U.S., first quarter 2012 comparable sales of 8.9% were driven by the ongoing popularity of McDonald’s core favorites, menu innovations such as Chicken McBites, the enhanced customer experience of McDonald’s reimaged restaurants and favorable weather. Ongoing U.S. initiatives include balancing core menu classics with new products and promotional food events; providing everyday value; modernizing our restaurants through the major remodel program and technology enhancements; and broadening accessibility with expanded hours and additional staffing at peak hours. Despite ongoing sales momentum in the U.S., we expect to face continued cost pressures that will impact Company-operated margins at least through the second quarter.

Europe’s emphasis on everyday affordability, premium product innovation and restaurant reimaging contributed to 5.0% comparable sales growth for the first quarter 2012. Europe’s strategic priorities include increasing local relevance by complementing our tiered menu with a variety of promotional food events, enhancing the customer experience through ongoing restaurant reimaging and technology initiatives, and reducing our impact on the environment with energy management tools. Although our European business will continue to face headwinds due to economic uncertainty and government-initiated austerity measures, we remain confident that our business model will continue to drive profitable growth.

APMEA’s comparable sales increase of 5.5% in the first quarter 2012 reflected a strong execution of the segment’s core menu, compelling value and convenience strategies. APMEA will continue efforts to become our customers’ first choice for eating out by providing robust value platforms, focusing on menu variety and the restaurant experience, and executing convenience initiatives, such as expanding delivery service and extended operating hours. In addition, APMEA will grow our business by opening approximately 750 new restaurants and reimaging existing restaurants, while elevating the focus on service and operations to drive efficiencies.

Operating Highlights Included:

•	Global comparable sales increased 7.3% for the quarter, and benefited from one additional day due to leap year.

•	Consolidated operating income increased 8% (9% in constant currencies) for the quarter.

•	Diluted earnings per share was $1.23 for the quarter, up 7% (8% in constant currencies). Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.

•	For the three months ended March 31, 2012, the Company repurchased 8.1 million shares for $802.8 million and paid total dividends of $0.70 per share or $712.3 million.

Outlook

While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company’s future results.

•

Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2 percentage points to 2012 Systemwide sales growth (in constant currencies), most of which will be due to the 872 net traditional restaurants added in 2011.

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

•

The Company expects full-year 2012 selling, general & administrative expenses to increase approximately 6% in constant currencies, driven by certain technology investments, primarily to accelerate future restaurant capabilities, and costs related to the 2012 Worldwide Owner/Operator Convention and Olympics. The Company expects the magnitude of the increase to be confined to 2012. Fluctuations will be experienced between quarters due to the timing of certain items such as the Worldwide Owner/Operator Convention in the second quarter and the Olympics in the third quarter.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2012 to increase between 8% and 10% compared with 2011.

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

•

Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Growth in comparable sales is driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended March 31, 2012
	Amount	% Increase
Revenues
Sales by Company-operated restaurants	$4,432.2	7
Revenues from franchised restaurants	2,114.4	8
Total revenues	6,546.6	7
Operating costs and expenses
Company-operated restaurant expenses	3,654.4	7
Franchised restaurants—occupancy expenses	374.7	6
Selling, general & administrative expenses	592.5	5
Other operating (income) expense, net	(39.6)	19
Total operating costs and expenses	4,582.0	7
Operating income	1,964.6	8
Interest expense	128.9	7
Nonoperating (income) expense, net	(11.8)	n/m
Income before provision for income taxes	1,847.5	9
Provision for income taxes	580.8	19
Net income	$1,266.7	5
Earnings per common share-basic	$1.24	7
Earnings per common share-diluted	$1.23	7

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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2012	2011	2012
Revenues	$6,546.6	$6,111.6	$(74.6)
Company-operated margins	777.8	736.0	(8.8)
Franchised margins	1,739.7	1,604.6	(19.1)
Selling, general & administrative expenses	592.5	563.6	4.5
Operating income	1,964.6	1,825.9	(22.7)
Net income	1,266.7	1,209.0	(15.5)
Earnings per share-diluted	1.23	1.15	(0.01)

Foreign currency translation had a negative impact on consolidated operating results for the quarter driven by the weaker Euro.

Net Income and Diluted Earnings per Common Share

For the first quarter 2012, net income increased 5% (6% in constant currencies) to $1,266.7 million and diluted earnings per share increased 7% (8% in constant currencies) to $1.23. Foreign currency translation had a negative impact of $0.01 per share on diluted earnings per share.

For the quarter, the growth rates on net income and diluted earnings per share were negatively impacted by an increase in the effective income tax rate, while the growth rate on diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding.

During the quarter, the Company repurchased 8.1 million shares of its stock for $802.8 million and paid a quarterly dividend of $0.70 per share or $712.3 million.

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

REVENUES Dollars in millions
Quarters Ended March 31,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,089.6	$1,004.6	8	8
Europe	1,834.6	1,758.6	4	9
APMEA	1,306.5	1,181.0	11	8
Other Countries & Corporate	201.5	208.5	(3)	(2)
Total	$4,432.2	$4,152.7	7	8
Franchised revenues
U.S.	$1,012.7	$921.2	10	10
Europe	700.9	681.4	3	7
APMEA	250.1	219.5	14	10
Other Countries & Corporate	150.7	136.8	10	13
Total	$2,114.4	$1,958.9	8	9
Total revenues
U.S.	$2,102.3	$1,925.8	9	9
Europe	2,535.5	2,440.0	4	8
APMEA	1,556.6	1,400.5	11	8
Other Countries & Corporate	352.2	345.3	2	4
Total	$6,546.6	$6,111.6	7	8

Consolidated revenues increased 7% (8% in constant currencies) for the quarter. The constant currency growth was driven primarily by strong comparable sales as well as expansion.

In the U.S., revenues increased for the quarter due to strong comparable sales. Comparable sales were driven by classic core favorites, menu innovations such as Chicken McBites, the enhanced customer experience due to reimaged restaurants and favorable weather.

In Europe, the constant currency increase in revenues for the quarter was primarily driven by strong comparable sales increases in Russia (which is entirely Company-operated) and the U.K., as well as expansion in Russia. France and Germany also contributed to the increase in revenues.

In APMEA, the constant currency increase in revenues for the quarter was primarily driven by comparable sales increases in China, Australia and most other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2012 and 2011:

COMPARABLE SALES
	% Increase
Quarters Ended March 31,*	2012	2011
U.S.	8.9	2.9
Europe	5.0	5.7
APMEA	5.5	3.2
Other Countries & Corporate	11.6	7.8
Total	7.3	4.2

*	On a consolidated basis, comparable guest counts increased 4.8% and 3.6% for the quarters ended March 31, 2012 and 2011, respectively.

The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2012:

SYSTEMWIDE SALES
Quarter Ended March 31, 2012	% Inc	% Inc Excluding Currency Translation
U.S.	10	10
Europe	4	8
APMEA	13	10
Other Countries & Corporate	10	14
Total	9	10

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases:

FRANCHISED SALES Dollars in millions
Quarters Ended March 31,	2012	2011	% Inc	% Inc Excluding Currency Translation
U.S.	$7,377.5	$6,714.6	10	10
Europe	3,985.8	3,863.1	3	7
APMEA	3,425.7	3,023.4	13	11
Other Countries & Corporate	1,889.1	1,685.9	12	16
Total*	$16,678.1	$15,287.0	9	10

*	Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,891.9 million and $3,423.6 million in 2012 and 2011, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS Dollars in millions
Quarters Ended March 31,	Percent		Amount		% Inc	% Inc Excluding Currency Translation
	2012	2011	2012	2011
Franchised
U.S.	83.4	82.8	$844.4	$762.3	11	11
Europe	77.9	77.7	545.7	529.5	3	7
APMEA	88.6	89.2	221.6	195.9	13	10
Other Countries & Corporate	85.0	85.5	128.0	116.9	9	13
Total	82.3	81.9	$1,739.7	$1,604.6	8	10
Company-operated
U.S.	18.8	19.5	$204.7	$196.2	4	4
Europe	17.5	17.2	321.7	303.1	6	11
APMEA	16.9	17.5	220.4	206.8	7	4
Other Countries & Corporate	15.4	14.4	31.0	29.9	4	6
Total	17.5	17.7	$777.8	$736.0	6	7

Franchised margin dollars increased $135.1 million or 8% (10% in constant currencies) for the quarter.

•	In the U.S., the franchised margin percent increased for the quarter primarily due to strong comparable sales, partly offset by higher depreciation, mostly related to reimaging.

•	In Europe, the franchised margin percent increased for the quarter primarily due to positive comparable sales, partly offset by higher rent expense due to contractual escalations.

•

In APMEA, while the franchised margin dollars increased for the quarter resulting from positive comparable sales, the margin percent decreased primarily due to the 2012 change in classification of certain amounts from revenues to restaurant occupancy expenses in Australia. Although the change in classification results in a decrease to the franchised margin percentage, there is no impact on the reported franchised margin dollars.

Company-operated margin dollars increased $41.8 million or 6% (7% in constant currencies) for the quarter.

•

In the U.S., the Company-operated margin percent for the quarter decreased as strong comparable sales were more than offset by higher commodity costs, and to a lesser extent higher occupancy and labor costs.

•

In Europe, the Company-operated margin percent increased for the quarter primarily due to strong comparable sales, mostly offset by higher commodity and labor costs, and to a lesser extent occupancy costs.

•

In APMEA, the Company-operated margin percent for the quarter reflected strong comparable sales growth mostly offset by higher commodity, labor and occupancy costs. Acceleration of new restaurant openings in China negatively impacted the margin percent for the quarter. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES

Quarters Ended March 31,	2012	2011
Food & paper	34.3	33.6
Payroll & employee benefits	25.6	25.9
Occupancy & other operating expenses	22.6	22.8
Total expenses	82.5	82.3
Company-operated margins	17.5	17.7

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 5% (6% in constant currencies) for the quarter primarily related to higher employee costs, including certain retirement benefits, and technology related costs.

Selling, general & administrative expenses as a percent of revenues decreased to 9.1% for 2012 compared with 9.2% for 2011, and as a percent of Systemwide sales decreased to 2.8% for 2012 compared with 2.9% for 2011.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions

Quarters Ended March 31,	2012	2011
Gains on sales of restaurant businesses	$(15.7)	$(11.9)
Equity in earnings of unconsolidated affiliates	(40.4)	(37.2)
Asset dispositions and other (income) expense, net	16.5	0.2
Total	$(39.6)	$(48.9)

Asset dispositions and other expense increased for the quarter primarily due to gains on unconsolidated partnership dissolutions in the U.S. in 2011.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended March 31,	2012	2011	% Inc	% Inc Excluding Currency Translation
U.S.	$871.3	$793.0	10	10
Europe	699.3	675.3	4	8
APMEA	383.9	348.0	10	7
Other Countries & Corporate	10.1	9.6	5	44
Total	$1,964.6	$1,825.9	8	9

In the U.S., operating results increased for the quarter primarily due to higher franchised margin dollars.

In Europe, constant currency operating results increased for the quarter primarily due to stronger operating performance in Russia, the U.K. and Germany, driven by higher margin dollars.

In APMEA, constant currency operating results for the quarter were driven primarily by stronger operating results in Japan and Australia.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the first quarter 2012 and 2011 was 30.0% and 29.9%, respectively.

Interest Expense

Interest expense increased 7% for the first quarter 2012 primarily due to higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
Quarters Ended March 31,	2012	2011
Interest Income	$(11.5)	$(7.8)
Foreign currency and hedging activity	0.5	0.5
Other (income) expense, net	(0.8)	14.2
Total	$(11.8)	$6.9

Income Taxes

The effective income tax rate was 31.4% for the first quarter 2012 compared with 28.8% for the first quarter 2011. The effective income tax rate for the first quarter 2011 reflected a nonrecurring deferred tax benefit related to certain foreign operations.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $1.6 billion and exceeded capital expenditures by $1.0 billion for the first quarter 2012. Cash provided by operations increased $80.4 million compared with the first quarter 2011 primarily due to stronger operating results.

Cash used for investing activities totaled $597.4 million for the first quarter 2012, an increase of $78.2 million over the first quarter 2011, as a result of higher capital expenditures.

Cash used for financing activities totaled $1.1 billion for the first quarter 2012, a decrease of $380.9 million primarily due to lower treasury stock purchases, partly offset by lower net debt issuances.

Debt obligations at March 31, 2012 totaled $12.8 billion compared with $12.5 billion at December 31, 2011. The increase in the first quarter 2012 was primarily due to net debt issuances of $267.2 million.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been contracting in many markets, including some major markets, due to unfavorable economic conditions, and this is expected to continue for the remainder of the year. Persistently high unemployment rates in many markets have also increased consumer focus on value and heightened pricing sensitivity. Combined with pressure on commodity, labor and occupancy costs, these circumstances affect restaurant sales and are expected to continue to pressure margins during 2012 in all operating segments, despite the strength of our brand and value proposition. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.

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

•

The risks associated with our franchise business model, including whether our franchisees and developmental licensees will have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives and the potential impact on us if they experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited by law or otherwise, costly to exercise or subject to litigation;

•

Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and to motivate our restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•

Whether we can complete our restaurant reimaging and rebuilding plans as and when projected and whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants, as well as sales and profitability targets;

•

The costs and risks associated with our increasing reliance on information technology (including our point-of-sale and other in-store technology systems or platforms), including the risk that we will not realize fully the benefits of our investments in technology, which we are accelerating, as well as the potential for system failures, programming errors, breaches of security involving our systems or those of third-party operators of our systems and the risks of litigation, depending on the scope, nature and enforceability of our rights and obligations under contracts relating to information technology;

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

•	The impact of pricing, marketing and promotional plans on sales and margins and our ability to adjust these plans to respond quickly to changing economic and competitive conditions;

•

The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect vendors, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

•	Our ability to recruit and retain qualified personnel to manage our operations and growth, particularly in certain developing markets; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.

Our results and financial condition are affected by global and local market conditions, and the current challenging economic environment can be expected to continue to pressure our results.

Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can vary substantially by market. Unfavorable conditions can depress sales in a given market or daypart (e.g., breakfast). To mitigate the impact of these conditions, we may take promotional or other actions that adversely affect our margins, limit our operating flexibility or result in charges or restaurant closings. Some macroeconomic conditions have an even more wide-ranging and prolonged impact. The current global environment has been characterized by weak economies, persistently high unemployment rates, inflationary pressures and volatility in financial markets. Concerns about the ongoing Eurozone sovereign debt issues continue to affect both Europe and world markets. Widespread austerity measures in Europe are expected to continue to adversely affect consumer confidence, purchasing power and spending. This environment has also adversely affected business confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity. These unfavorable conditions are expected to persist for the remainder of the year. The key factors that can affect our operations, plans and results in this environment are the following:

•

Whether our strategies will be effective in enabling the continued market share gains that we have included in our plans, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and a more costly and competitive advertising environment;

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

•

The impact on restaurant sales and margins of volatility in commodity and gasoline prices, which we expect will continue and may be exacerbated by developments involving the Middle East, and the effectiveness of pricing, hedging and other actions that we, franchisees and suppliers may take to address this environment;

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

•

The increasing focus on workplace practices and conditions, which may drive changes in practices or in the general commercial and regulatory environment that affect perceptions of our business or our cost of doing business; and

•

The impact of changes in our debt levels on our credit ratings, interest expense, availability of acceptable counterparties, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants.

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental and non-governmental organizations on sustainability matters, such as climate change, land use, energy and water resources, and animal welfare;

•

The impact of litigation trends, particularly in our major markets, including class actions, labor, employment and personal injury claims, franchisee litigation, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

•	Adverse results of pending or future litigation, including litigation challenging the composition of our products, or the appropriateness or accuracy of our marketing or other communication practices;

•

The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, workplace conditions, immigration, healthcare, retirement and other employee benefits and unlawful workplace discrimination;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•

The legal and compliance risks and costs associated with privacy, consumer protection and other laws, the potential costs arising from alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the related intellectual property rights or to our use of that intellectual property; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or related authoritative interpretations), particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere, and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding this matter.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - 31, 2012	3,532,507	$99.38	3,532,507	$3,162,424,000
February 1 - 29, 2012	3,114,386	99.71	3,114,386	2,851,888,000
March 1 - 31, 2012	1,434,252	98.45	1,434,252	2,710,680,000
Total	8,081,145	$99.34	8,081,145	$2,710,680,000
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 1, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.

	(b)	By-Laws, as amended and restated with effect as of January 26, 2012, incorporated herein by reference from Form 8-K, filed January 31, 2012.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed December 4, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

	(h)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

Exhibit Number		Description

	(j)	Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-K, for the year ended December 31, 2011.**

	(k)	Form of Executive Performance-based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-K, for the year ended December 31, 2011.**

	(l)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, filed December 4, 2007.**

(i) First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(ii) Second Amendment of McDonald’s Corporation Severance Plan, effective as of December 5, 2011, incorporated herein by reference from Form 10-K, for the year ended December 31, 2011.**

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

	(n)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2011.**

	(o)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(p)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed January 29, 2008.**

	(q)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, filed February 16, 2010.**

	(r)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(s)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, filed December 20, 2010.**

(12)	Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
May 8, 2012	Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer