Form 10-Q
period 2012-06-30
MCDONALDS CORP
filed 2012-08-06
CIK 63908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

1,008,431,316

(Number of shares of common stock

outstanding as of June 30, 2012)

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
	June, 30	December 31,
In millions, except per share data	2012	2011
Assets
Current assets
Cash and equivalents	$2,484.6	$2,335.7
Accounts and notes receivable	1,290.6	1,334.7
Inventories, at cost, not in excess of market	111.7	116.8
Prepaid expenses and other current assets	613.2	615.8
Total current assets	4,500.1	4,403.0
Other assets
Investments in and advances to affiliates	1,411.1	1,427.0
Goodwill	2,680.7	2,653.2
Miscellaneous	1,672.7	1,672.2
Total other assets	5,764.5	5,752.4
Property and equipment
Property and equipment, at cost	36,322.9	35,737.6
Accumulated depreciation and amortization	(13,255.1)	(12,903.1)
Net property and equipment	23,067.8	22,834.5
Total assets	$33,332.4	$32,989.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$823.4	$961.3
Income taxes	222.3	262.2
Other taxes	353.8	338.1
Accrued interest	183.9	218.2
Accrued payroll and other liabilities	1,186.0	1,362.8
Current maturities of long-term debt	852.9	366.6
Total current liabilities	3,622.3	3,509.2
Long-term debt	12,720.4	12,133.8
Other long-term liabilities	1,548.1	1,612.6
Deferred income taxes	1,406.5	1,344.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,619.7	5,487.3
Retained earnings	37,900.8	36,707.5
Accumulated other comprehensive income	284.8	449.7
Common stock in treasury, at cost; 652.2 and 639.2 million shares	(29,786.8)	(28,270.9)
Total shareholders’ equity	14,035.1	14,390.2
Total liabilities and shareholders’ equity	$33,332.4	$32,989.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2012	2011	2012	2011
Revenues
Sales by Company-operated restaurants	$4,673.5	$4,697.4	$9,105.7	$8,850.1
Revenues from franchised restaurants	2,242.4	2,208.0	4,356.8	4,166.9
Total revenues	6,915.9	6,905.4	13,462.5	13,017.0
Operating costs and expenses
Company-operated restaurant expenses	3,823.8	3,806.8	7,478.2	7,223.5
Franchised restaurants—occupancy expenses	376.2	373.0	750.9	727.3
Selling, general & administrative expenses	617.3	588.0	1,209.8	1,151.6
Impairment and other charges (credits), net	—	2.4	—	2.4
Other operating (income) expense, net	(56.4)	(53.9)	(96.0)	(102.8)
Total operating costs and expenses	4,760.9	4,716.3	9,342.9	9,002.0
Operating income	2,155.0	2,189.1	4,119.6	4,015.0
Interest expense	130.0	121.8	258.9	241.9
Nonoperating (income) expense, net	15.1	0.9	3.3	7.8
Income before provision for income taxes	2,009.9	2,066.4	3,857.4	3,765.3
Provision for income taxes	662.9	656.2	1,243.7	1,146.1
Net income	$1,347.0	$1,410.2	$2,613.7	$2,619.2
Earnings per common share-basic	$1.33	$1.36	$2.57	$2.52
Earnings per common share-diluted	$1.32	$1.35	$2.54	$2.49
Dividends declared per common share	$0.70	$0.61	$1.40	$1.22
Weighted average shares outstanding-basic	1,013.8	1,035.6	1,016.0	1,039.0
Weighted average shares outstanding-diluted	1,023.9	1,047.7	1,027.1	1,051.4
Comprehensive income	$832.6	$1,700.4	$2,448.8	$3,410.7

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Operating activities
Net income	$1,347.0	$1,410.2	$2,613.7	$2,619.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	365.9	350.1	730.6	689.2
Deferred income taxes	12.8	38.7	35.4	25.7
Share-based compensation	21.2	20.1	47.7	44.1
Other	21.2	(39.9)	(27.7)	(49.6)
Changes in working capital items	(285.0)	(136.4)	(283.1)	(132.7)
Cash provided by operations	1,483.1	1,642.8	3,116.6	3,195.9
Investing activities
Capital expenditures	(712.0)	(590.4)	(1,300.4)	(1,099.1)
Sales and purchases of restaurant businesses and property sales	53.2	207.5	62.9	198.7
Other	(26.8)	(70.2)	(45.5)	(71.9)
Cash used for investing activities	(685.6)	(453.1)	(1,283.0)	(972.3)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	903.2	86.0	1,170.4	515.3
Treasury stock purchases	(770.6)	(748.0)	(1,583.2)	(2,118.6)
Common stock dividends	(709.3)	(632.0)	(1,421.6)	(1,267.1)
Proceeds from stock option exercises	65.3	124.2	149.7	185.9
Excess tax benefit on share-based compensation	21.9	35.6	68.6	57.4
Other	(4.2)	8.8	(9.0)	(10.6)
Cash used for financing activities	(493.7)	(1,125.4)	(1,625.1)	(2,637.7)
Effect of exchange rates on cash and cash equivalents	(108.3)	65.8	(59.6)	97.1
Cash and equivalents increase (decrease)	195.5	130.1	148.9	(317.0)
Cash and equivalents at beginning of period	2,289.1	1,939.9	2,335.7	2,387.0
Cash and equivalents at end of period	$2,484.6	$2,070.0	$2,484.6	$2,070.0

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2012 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information

The following table presents restaurant information by ownership type:

Restaurants at June 30,	2012	2011
Conventional franchised	19,580	19,279
Developmental licensed	4,042	3,748
Foreign affiliated	3,641	3,571
Total Franchised	27,263	26,598
Company-operated	6,472	6,345
Systemwide restaurants	33,735	32,943

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Comprehensive Income

The following table presents the components of comprehensive income for the quarters and six months ended June 30, 2012 and 2011:

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net income	$1,347.0	$1,410.2	$2,613.7	$2,619.2
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	(526.6)	289.9	(174.1)	773.6
Cash flow hedging adjustments	11.5	(0.5)	8.0	(4.0)
Pension liability adjustment	0.7	0.8	1.2	21.9
Total other comprehensive income (loss)	(514.4)	290.2	(164.9)	791.5
Total comprehensive income	$832.6	$1,700.4	$2,448.8	$3,410.7

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

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 10.1 million shares and 12.1 million shares for the quarters ended June 30, 2012 and 2011, respectively, and 11.1 million shares and 12.4 million shares for the six months ended June 30, 2012 and 2011, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 4.7 million shares for the quarter and six months ended June 30, 2012 and none for the quarter and six months ended June 30, 2011.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
June 30, 2012
Cash equivalents	$354.3				$354.3
Investments	145.6	*			145.6
Derivative assets	137.3	*	$71.5		208.8
Total assets at fair value	$637.2		$71.5		$708.7

Derivative liabilities			$(10.2)		$(10.2)
Total liabilities at fair value			$(10.2)		$(10.2)

December 31, 2011
Cash equivalents	$581.7				$581.7
Investments	132.4	*			132.4
Derivative assets	154.5	*	$71.1		225.6
Total assets at fair value	$868.6		$71.1		$939.7

Derivative liabilities			$(15.6)		$(15.6)
Total liabilities at fair value			$(15.6)		$(15.6)
*	Includes long-term investments and derivatives that hedge market-driven changes in liabilities associated with the Company’s supplemental benefit plans.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2012, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2012, the fair value of the Company’s debt obligations was estimated at $15.3 billion, compared to a carrying amount of $13.6 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.

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

The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate swaps, foreign currency forwards, foreign currency options, cross-currency swaps, and commodity forwards, further explained in the “Fair Value,” “Cash Flow” and “Net Investment” hedge sections.

The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into equity derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated for hedge accounting, the changes in the fair value of these derivatives are recognized immediately in nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the “Cash Flow” hedge section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.

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

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2012	December 31, 2011	Balance Sheet Classification	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$8.6	$6.7	Accrued payroll and other liabilities	$(0.8)	$(0.3)
Interest rate	Prepaid expenses and other current assets	20.0	9.4
Commodity	Miscellaneous other assets	3.1	—
Foreign currency	Miscellaneous other assets	6.0	0.7	Other long-term liabilities	(5.0)	(0.3)
Interest rate	Miscellaneous other assets	26.9	46.0	Other long-term liabilities	—	(14.0)
Total derivatives designated as hedging instruments		$64.6	$62.8		$(5.8)	$(14.6)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$6.9	$8.3	Accrued payroll and other liabilities	$(4.4)	$(1.0)
Equity	Miscellaneous other assets	137.3	154.5
Total derivatives not designated as hedging instruments		$144.2	$162.8		$(4.4)	$(1.0)
Total derivatives		$208.8	$225.6		$(10.2)	$(15.6)

The following table presents the pretax amounts affecting income and OCI for the six months ended June 30, 2012 and 2011, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items
	2012	2011			2012	2011

Interest rate	$(8.5)	$(13.8)	Fixed-rate debt		$8.5	$13.8

Derivatives in Cash flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
	2012	2011	2012	2011	2012	2011

Commodity	$3.1	$—	$—	$—	$—	$—
Foreign currency	8.3	(5.4)	(4.7)	(0.2)	(4.6)	(6.8)
Interest rate(1)	(4.6)	—	0.3	1.1	—	—
Total	$6.8	$(5.4)	$(4.4)	$0.9	$(4.6)	$(6.8)

Net Investment Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative
	2012	2011	2012	2011		2012	2011

Foreign currency denominated debt	$66.0	$(266.5)	$—	$—	Foreign Currency	$(0.6)	$0.1
Foreign currency derivatives	(4.8)	(9.4)	—	(8.2)	Equity(2)	(17.2)	11.6
Total	$61.2	$(275.9)	$—	$(8.2)	Total	$(17.8)	$11.7

Gains (losses) recognized in income on derivatives are recorded in “Nonoperating (income) expense, net” unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.
(2)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

•	Fair Value Hedges

The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate swaps which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the six months ended June 30, 2012. A total of $2.3 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate swaps.

•	Cash Flow Hedges

The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards, foreign currency options, cross currency swaps, and commodity forwards.

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt and the agreements are intended to reduce the impact of interest rate changes on future interest expense. At June 30, 2012, none of the Company’s anticipated debt issuances were effectively converted to fixed-rate resulting from the use of interest rate swaps.

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

The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2012, the Company had derivatives outstanding with an equivalent notional amount of $386.1 million that were used to hedge a portion of forecasted foreign currency denominated royalties.

The Company excludes the time value of foreign currency options from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to these components, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the cash flow hedging component of OCI in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.

The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign-currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover a period of 57 months and have an equivalent notional amount of $193.6 million.

The Company manages its exposure to the variability of cash flows for energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting as appropriate. The hedges cover periods up to 22 years and have an equivalent notional amount of $477.4 million.

The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $8.0 million for the six months ended June 30, 2012 and a net decrease of $4.0 million for the six months ended June 30, 2011. Based on interest rates, foreign exchange rates, and commodity prices at June 30, 2012, the $12.6 million in cumulative cash flow hedging gains, after tax, at June 30, 2012, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges

The Company uses foreign currency denominated debt (third party and intercompany) and derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in OCI. As of June 30, 2012, a total of $4.4 billion of the Company’s foreign currency denominated debt and $507.0 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at June 30, 2012 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2012, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

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

	Quarters Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Revenues
U.S.	$2,242.3	$2,168.7	$4,344.6	$4,094.5
Europe	2,741.2	2,822.5	5,276.7	5,262.5
APMEA	1,547.9	1,509.7	3,104.5	2,910.2
Other Countries & Corporate	384.5	404.5	736.7	749.8
Total revenues	$6,915.9	$6,905.4	$13,462.5	$13,017.0
Operating Income
U.S.	$972.1	$952.0	$1,843.4	$1,745.0
Europe	807.2	833.4	1,506.5	1,508.7
APMEA	358.8	365.6	742.7	713.6
Other Countries & Corporate	16.9	38.1	27.0	47.7
Total operating income	$2,155.0	$2,189.1	$4,119.6	$4,015.0

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company franchises and operates McDonald’s restaurants. Of the 33,735 restaurants in 119 countries at June 30, 2012, 27,263 were licensed to franchisees (including 19,580 franchised to conventional franchisees, 4,042 licensed to developmental licensees and 3,641 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,472 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.

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

The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the six months ended June 30, 2012, the U.S., Europe and APMEA segments accounted for 32%, 39% and 23% of total revenues, respectively.

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

The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts drove increases in comparable sales and customer visits in many countries despite a challenging global economy and a relatively flat or contracting Informal Eating Out (IEO) market. In addition, overall results reflected persistent economic headwinds and investments made to enhance restaurant operations and provide customers with everyday value.

Every area of the world contributed to global comparable sales, which increased 3.7% and 5.4% for the quarter and six months ended June 30, 2012, respectively. On a consolidated basis, comparable guest counts increased 3.0% for the six months ended June 30, 2012. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.

U.S. comparable sales increases were 3.6% for the quarter and 6.1% for the six months driven by the strength of everyday value offerings, menu variety, convenience, and the enhanced customer experience due to reimaged restaurants. Comparable sales performance for the quarter also benefited from the ongoing popularity of McDonald’s classic core favorites and new additions to the McCafé beverage line-up, despite broad competitive activity. Ongoing U.S. initiatives include balancing core menu classics with new products and promotional food events; providing everyday value; modernizing our restaurants through the major remodel program and technology enhancements; and broadening accessibility with expanded hours and additional staffing at peak hours.

Europe’s emphasis on everyday affordability, premium product innovation and restaurant reimaging contributed to 3.8% comparable sales growth for the quarter and 4.4% for the six months. Europe’s strategic priorities include increasing local relevance by providing value across the menu complimented by a variety of promotional food events, enhancing the customer experience through ongoing restaurant reimaging and technology initiatives, and reducing our impact on the environment with energy management tools.

APMEA’s comparable sales increase of 0.9% for the quarter and 3.2% for the six months reflected the segment’s compelling value, menu variety and convenience strategies. APMEA will continue efforts to become our customers’ first choice for eating out by providing robust value platforms, focusing on menu variety and the restaurant experience, and executing convenience initiatives, such as expanding delivery service and extended operating hours. In addition, APMEA will grow our business by opening approximately 750 new restaurants and reimaging existing restaurants, while elevating the focus on service and operations to drive efficiencies.

Highlights From The Quarter And Six Months Ended June 30, 2012 Included:

•	Global comparable sales increased 3.7% for the quarter and 5.4% for the six months, with positive comparable sales in each geographic segment.

•	Consolidated revenues were flat (up 5% in constant currencies) for the quarter and increased 3% (7% in constant currencies) for the six months.

•	Consolidated operating income decreased 2% (up 3% in constant currencies) for the quarter and increased 3% (6% in constant currencies) for the six months.

•

Diluted earnings per share were $1.32 for the quarter and $2.54 for the six months, down 2% (up 3% in constant currencies) and up 2% (6% in constant currencies), respectively. Foreign currency translation negatively impacted diluted earnings per share by $0.07 for the quarter and $0.10 for the six months.

•	For the six months, the Company repurchased 17.5 million shares for $1.7 billion and paid total dividends of $1.4 billion.

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

•

With about 75% of McDonald’s grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company’s commodity costs. For the full year 2012, the total basket of goods cost is expected to increase 3.5-4.5% in the U.S. and 2.5-3.5% in Europe, with less pressure expected in the second half of the year.

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

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2012 to increase between 4% and 6% compared with 2011.

•

A significant part of the Company’s operating income is generated outside the U.S., and about 35% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company’s operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company’s annual diluted earnings per share would change by about 24 cents.

•

The Company expects the effective income tax rate for the full-year 2012 to be 31% to 33%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

•

The Company does not generally provide specific guidance regarding annual sales or operating income performance expectations, but has previously disclosed a long-term average annual constant currency target of 6-7% for operating income growth. Results in a particular period may be within or outside of this range due to market conditions or other factors. Based on current results along with the heightened global economic challenges, the Company currently expects the full year 2012 constant currency operating income growth rate will be at or somewhat below the 6-7% long-term operating income growth target. Consistent with the Company’s historical practice, this information will not be updated going forward.

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

CONSOLIDATED OPERATING RESULTS

Dollars in millions, except per share data	Quarter Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,673.5	(1)	$9,105.7	3
Revenues from franchised restaurants	2,242.4	2	4,356.8	5
Total revenues	6,915.9	0	13,462.5	3
Operating costs and expenses
Company-operated restaurant expenses	3,823.8	0	7,478.2	4
Franchised restaurants—occupancy expenses	376.2	1	750.9	3
Selling, general & administrative expenses	617.3	5	1,209.8	5
Impairment and other charges (credits), net	—	n/m	—	n/m
Other operating (income) expense, net	(56.4)	(5)	(96.0)	6
Total operating costs and expenses	4,760.9	1	9,342.9	4
Operating income	2,155.0	(2)	4,119.6	3
Interest expense	130.0	7	258.9	7
Nonoperating (income) expense, net	15.1	n/m	3.3	(58)
Income before provision for income taxes	2,009.9	(3)	3,857.4	2
Provision for income taxes	662.9	1	1,243.7	9
Net income	$1,347.0	(4)	$2,613.7	0
Earnings per common share-basic	$1.33	(2)	$2.57	2
Earnings per common share-diluted	$1.32	(2)	$2.54	2

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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
Quarters Ended June 30,	2012	2011	Currency Translation Benefit/ (Cost) 2012
Revenues	$6,915.9	$6,905.4	$(333.3)
Company-operated margins	849.7	890.6	(45.9)
Franchised margins	1,866.2	1,835.0	(82.6)
Selling, general & administrative expenses	617.3	588.0	18.8
Operating income	2,155.0	2,189.1	(110.5)
Net income	1,347.0	1,410.2	(78.1)
Earnings per share-diluted	1.32	1.35	(0.07)

Six Months Ended June 30,	2012	2011	Currency Translation Benefit/ (Cost) 2012

Revenues	$13,462.5	$13,017.0	$(407.9)
Company-operated margins	1,627.5	1,626.6	(54.7)
Franchised margins	3,605.9	3,439.6	(101.7)
Selling, general & administrative expenses	1,209.8	1,151.6	23.3
Operating income	4,119.6	4,015.0	(133.2)
Net income	2,613.7	2,619.2	(93.6)
Earnings per share-diluted	2.54	2.49	(0.10)

Foreign currency translation had a negative impact on consolidated operating results for the quarter and six months ended June 30, 2012 primarily due to the weakening of the Euro, along with most other currencies.

Net Income and Diluted Earnings per Common Share

For the quarter, net income decreased 4% (increased 1% in constant currencies) to $1,347.0 million and diluted earnings per share decreased 2% (increased 3% in constant currencies) to $1.32. Foreign currency translation had a negative impact of $0.07 per share on diluted earnings per share.

For the six months, net income was relatively flat (increased 3% in constant currencies) at $2,613.7 million and diluted earnings per share increased 2% (6% in constant currencies) to $2.54. Foreign currency translation had a negative impact of $0.10 per share on diluted earnings per share.

For the quarter and six months, net income and diluted earnings per share growth in constant currencies were positively impacted by franchised margin dollars and a decrease in diluted weighted average shares outstanding, partly offset by a higher effective income tax rate and higher selling, general and administrative expenses.

During the quarter, the Company repurchased 9.4 million shares of its stock for $856.2 million, bringing total repurchases for the six months to 17.5 million shares or $1.7 billion, and paid a quarterly dividend of $0.70 per share or $709.3 million, bringing the total dividends paid for the six months to $1.4 billion.

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

REVENUES
Dollars in millions
Quarters Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,152.4	$1,126.7	2	2
Europe	1,994.6	2,048.4	(3)	7
APMEA	1,302.4	1,274.7	2	4
Other Countries & Corporate	224.1	247.6	(10)	(6)
Total	$4,673.5	$4,697.4	(1)	4
Franchised revenues
U.S.	$1,089.9	$1,042.0	5	5
Europe	746.6	774.1	(4)	7
APMEA	245.5	235.0	4	8
Other Countries & Corporate	160.4	156.9	2	10
Total	$2,242.4	$2,208.0	2	6
Total revenues
U.S.	$2,242.3	$2,168.7	3	3
Europe	2,741.2	2,822.5	(3)	7
APMEA	1,547.9	1,509.7	3	4
Other Countries & Corporate	384.5	404.5	(5)	0
Total	$6,915.9	$6,905.4	0	5

Six Months Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,242.0	$2,131.3	5	5
Europe	3,829.2	3,807.0	1	8
APMEA	2,608.9	2,455.7	6	6
Other Countries & Corporate	425.6	456.1	(7)	(4)
Total	$9,105.7	$8,850.1	3	6
Franchised revenues
U.S.	$2,102.6	$1,963.2	7	7
Europe	1,447.5	1,455.5	(1)	7
APMEA	495.6	454.5	9	9
Other Countries & Corporate	311.1	293.7	6	11
Total	$4,356.8	$4,166.9	5	8
Total revenues
U.S.	$4,344.6	$4,094.5	6	6
Europe	5,276.7	5,262.5	0	8
APMEA	3,104.5	2,910.2	7	6
Other Countries & Corporate	736.7	749.8	(2)	2
Total	$13,462.5	$13,017.0	3	7

Consolidated revenues were flat (increased 5% in constant currencies) for the quarter and increased 3% (7% in constant currencies) for the six months. The constant currency growth was driven primarily by positive comparable sales as well as expansion.

In the U.S., revenues increased for the quarter and six months due to positive comparable sales driven by the strength of everyday value offerings, menu variety, convenience, and the enhanced customer experience due to reimaged restaurants. Comparable sales performance for the quarter also benefited from the ongoing popularity of McDonald’s classic core favorites and new additions to the McCafé beverage line-up, despite broad competitive activity.

In Europe, the constant currency increases in revenues for the quarter and six months were primarily driven by strong comparable sales in Russia (which is entirely Company-operated) and the U.K., as well as expansion in Russia. France and Germany also contributed to the increase in revenues.

In APMEA, the constant currency increases in revenues for the quarter and six months were primarily driven by comparable sales increases in Australia, China and most other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2012 and 2011:

COMPARABLE SALES	% Increase
	Quarters Ended June 30,		Six Months Ended June 30,*
	2012	2011	2012	2011
U.S.	3.6	4.5	6.1	3.7
Europe	3.8	5.9	4.4	5.8
APMEA	0.9	5.2	3.2	4.2
Other Countries & Corporate	9.1	10.3	10.2	9.1
Total	3.7	5.6	5.4	4.9

*	On a consolidated basis, comparable guest counts increased 3.0% and 3.8% for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2012:

SYSTEMWIDE SALES
	Quarter Ended June 30, 2012		Six Months Ended June 30, 2012
	% Inc/ (Dec)	% Inc Excluding Currency Translation	% Inc	% Inc Excluding Currency Translation
U.S.	4	4	7	7
Europe	(4)	7	0	7
APMEA	3	5	8	8
Other Countries & Corporate	2	11	6	13
Total	2	6	5	8

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc Excluding Currency Translation
U.S.	$7,920.1	$7,564.2	5	5
Europe	4,240.7	4,417.8	(4)	6
APMEA	3,203.5	3,079.8	4	6
Other Countries & Corporate	1,955.4	1,891.1	3	14
Total*	$17,319.7	$16,952.9	2	6

Six Months Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc Excluding Currency Translation
U.S.	$15,297.6	$14,278.8	7	7
Europe	8,226.5	8,280.9	(1)	7
APMEA	6,629.2	6,103.2	9	8
Other Countries & Corporate	3,844.5	3,577.0	7	15
Total*	$33,997.8	$32,239.9	5	8

*	Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,662.1 million and $3,504.6 million for the quarters ended June 30, 2012 and 2011, respectively, and were $7,554.0 million and $6,928.2 million for the six months ended June 30, 2012 and 2011, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
Quarters Ended June 30,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2012	2011	2012	2011
Franchised
U.S.	84.3	84.3	$918.8	$878.1	5	5
Europe	79.3	79.1	592.2	612.2	(3)	7
APMEA	88.7	88.9	217.7	208.9	4	8
Other Countries & Corporate	85.7	86.5	137.5	135.8	1	9
Total	83.2	83.1	$1,866.2	$1,835.0	2	6
Company-operated
U.S.	19.8	20.7	$228.2	$233.0	(2)	(2)
Europe	19.3	19.6	384.6	400.7	(4)	6
APMEA	15.3	17.0	198.6	216.5	(8)	(7)
Other Countries & Corporate	17.0	16.3	38.3	40.4	(5)	(1)
Total	18.2	19.0	$849.7	$890.6	(5)	1

Six Months Ended June 30,	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
	2012	2011	2012	2011
Franchised
U.S.	83.9	83.6	$1,763.2	$1,640.4	7	7
Europe	78.6	78.4	1,137.9	1,141.7	0	7
APMEA	88.6	89.1	439.3	404.8	9	9
Other Countries & Corporate	85.3	86.0	265.5	252.7	5	11
Total	82.8	82.5	$3,605.9	$3,439.6	5	8
Company-operated
U.S.	19.3	20.1	$432.9	$429.2	1	1
Europe	18.4	18.5	706.3	703.8	0	8
APMEA	16.1	17.2	419.0	423.3	(1)	(1)
Other Countries & Corporate	16.3	15.4	69.3	70.3	(1)	2
Total	17.9	18.4	$1,627.5	$1,626.6	0	3

Franchised margin dollars increased $31.2 million or 2% (6% in constant currencies) for the quarter and $166.3 million or 5% (8% in constant currencies) for the six months.

•

In the U.S., the franchised margin percent was flat for the quarter and increased for the six months primarily due to positive comparable sales, largely offset by higher depreciation related to reimaging.

•	In Europe, the franchised margin percent increased for the quarter and six months primarily due to positive comparable sales, partly offset by higher rent expense.

•

In APMEA, while the franchised margin dollars increased for the quarter and six months, the margin percent decreased primarily due to the 2012 change in classification of certain amounts from revenues to restaurant occupancy expenses in Australia. Although the change in classification results in a decrease to the franchised margin percentage, there is no impact on the reported franchised margin dollars.

Company-operated margin dollars decreased $40.9 million or 5% (increased 1% in constant currencies) for the quarter. The impact of the challenging global operating and economic environment, evolving value offerings and increased costs pressured margin growth in the quarter. Company-operated margin dollars increased $0.9 million or 0% (3% in constant currencies) for the six months.

•

In the U.S., the Company-operated margin percent for the quarter and six months decreased as positive comparable sales were more than offset by higher food and paper costs, and to a lesser extent higher labor and occupancy costs.

•

In Europe, despite strong comparable sales in Russia and the U.K., the Company-operated margin percent decreased for the quarter and six months due to higher labor and commodity costs, and to a lesser extent higher occupancy costs.

•

In APMEA, the Company-operated margin percent for the quarter and six months decreased as positive comparable sales were more than offset by higher labor, commodity and occupancy costs. Acceleration of new restaurant openings in China also negatively impacted the margin percent for the quarter and six months. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES

	Quarter Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Food & paper	34.1	33.8	34.2	33.7
Payroll & employee benefits	25.4	25.2	25.5	25.5
Occupancy & other operating expenses	22.3	22.0	22.4	22.4
Total expenses	81.8	81.0	82.1	81.6
Company-operated margins	18.2	19.0	17.9	18.4

Selling, General & Administrative Expenses

Selling, general & administrative expenses increased 5% (8% in constant currencies) for the quarter and 5% (7% in constant currencies) for the six months primarily related to higher employee costs, the Worldwide Owner/Operator Convention in the second quarter and technology related costs.

For the six months, selling, general & administrative expenses as a percent of revenues increased to 9.0% for 2012 compared with 8.8% for 2011, and as a percent of Systemwide sales was 2.8% for 2012 and 2011.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions

	Quarter Ended June 30, 2012		Six Months Ended June 30,

	2012	2011	2012	2011
Gains on sales of restaurant businesses	$(25.3)	$(14.7)	$(41.0)	$(26.6)
Equity in earnings of unconsolidated affiliates	(33.6)	(42.6)	(74.0)	(79.8)
Asset dispositions and other (income) expense, net	2.5	3.4	19.0	3.6
Total	$(56.4)	$(53.9)	$(96.0)	$(102.8)

Gains on sales of restaurant businesses for the quarter and six months increased primarily due to sales of restaurants in China to developmental licensees.

Equity in earnings of unconsolidated affiliates decreased for the quarter primarily due to lower operating results in Japan.

Asset dispositions and other expense increased for the six months primarily due to higher gains on unconsolidated partnership dissolutions in the U.S. in 2011.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
U.S.	$972.1	$952.0	2	2
Europe	807.2	833.4	(3)	8
APMEA	358.8	365.6	(2)	1
Other Countries & Corporate	16.9	38.1	(55)	(25)
Total	$2,155.0	$2,189.1	(2)	3

Six Months Ended June 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
U.S.	$1,843.4	$1,745.0	6	6
Europe	1,506.5	1,508.7	0	8
APMEA	742.7	713.6	4	4
Other Countries & Corporate	27.0	47.7	(43)	(11)
Total	$4,119.6	$4,015.0	3	6

In the U.S., operating results increased for the quarter and six months primarily due to higher franchised margin dollars, partly offset by lower other operating income.

In Europe, constant currency operating results increased for the quarter and six months driven by higher restaurant margin dollars, primarily due to stronger operating performance in Russia and the U.K. and, to a lesser extent, France and Germany.

In APMEA, constant currency operating results increased for the quarter and six months primarily due to higher franchised margin dollars and other operating income, offset by higher selling, general and administrative expenses, mostly in China. Lower company-operated margin dollars negatively impacted constant currency operating results for both periods, although the impact was more significant in the quarter.

•	Combined Operating Margin

Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for the six months ended June 30, 2012 and 2011 was 30.6% and 30.8%, respectively.

Interest Expense

Interest expense increased 7% for the quarter and six months primarily due to higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income	$(6.5)	$(9.5)	$(18.0)	$(17.3)
Foreign currency and hedging activity	7.1	0.6	7.6	1.1
Other (income) expense, net	14.5	9.8	13.7	24.0
Total	$15.1	$0.9	$3.3	$7.8

Income Taxes

The effective income tax rate was 33.0% and 31.8% for the quarters ended June 30, 2012 and 2011, respectively, and 32.2% and 30.4% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the quarter and six months ended June 30, 2011 reflected a nonrecurring deferred tax benefit related to certain foreign operations.

Cash Flows and Financial Position

The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $3.1 billion and exceeded capital expenditures by $1.8 billion for the six months 2012. Cash provided by operations decreased $79.3 million compared with the six months 2011 primarily due to higher income tax payments of $259.3 million and the negative impact of foreign currency translation on operating results.

Cash used for investing activities totaled $1.3 billion for the six months 2012, an increase of $310.7 million compared with the six months 2011 primarily due to higher capital expenditures in the U.S. and lower proceeds from sales of restaurant businesses, partly offset by fewer purchases of restaurant businesses.

Cash used for financing activities totaled $1.6 billion for the six months 2012, a decrease of $1.0 billion compared with the six months 2011, primarily due to higher net debt issuances and lower treasury stock purchases, partly offset by higher dividend payments.

Debt obligations at June 30, 2012 totaled $13.6 billion compared with $12.5 billion at December 31, 2011. The increase was primarily due to net debt issuances of $1.2 billion.

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

Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been contracting in many markets, including some major markets, due to unfavorable economic conditions, and this is expected to continue. Persistently high unemployment rates in many markets have also increased consumer focus on value and heightened pricing sensitivity. Combined with pressure on labor and occupancy costs and volatility in commodity prices, as well as aggressive competitive activity, these circumstances affect restaurant sales and are expected to continue to pressure margins during 2012 in all operating segments. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.

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

•

The costs and risks associated with our increasing reliance on information technology (e.g., point-of-sale and other in-store systems or platforms) and our plans to make additional information technology available to franchisees, including the risk that we will not realize fully the benefits of the significant investments we are making, the potential for system failures, programming errors, breaches of security involving our systems or those of third-party system operators and litigation risk involving intellectual property rights or our rights and obligations to others under related contractual arrangements;

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

•

The impact of social media and other mobile communications and applications that can be used to promote adverse perceptions of our operations or those of our suppliers, or to promote or threaten boycotts or other actions involving us or our suppliers, with significantly greater speed and scope than traditional media outlets;

•

Our ability to differentiate the McDonald’s experience in a way that balances consumer value with margin levels, particularly in markets where pricing or cost pressures are significant or have been exacerbated by the current challenging economic and operating environment;

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

Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.

Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Concerns about the ongoing Eurozone sovereign debt issues continue to affect both Europe and world markets. Widespread austerity measures in Europe are expected to continue to adversely affect consumer confidence, purchasing power and spending. This environment has also adversely affected business confidence and spending, and uncertainty about the long-term investment environment could further depress capital investment and economic activity. These unfavorable conditions are expected to persist and to continue to affect sales in some of our markets or dayparts within some markets. To mitigate the impact of these conditions, we are continuing our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions have adversely affected our margin percent in some markets, which may continue. The key factors that can affect our operations, plans and results in this environment are the following:

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

•

The impact on restaurant sales and margins of ongoing commodity price volatility (including gasoline, despite recent moderation in prices), and the effectiveness of pricing, hedging and other actions that we, franchisees and suppliers take to address this environment;

•

The impact on our margins of labor costs given our labor-intensive business model, the long-term trend toward higher wages and social expenses in both mature and developing markets and any potential impact of union organizing efforts;

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

•

The impact of new, potential or changing regulation that can affect our business plans, such as those relating to product packaging, marketing and the content and safety of our food and other products, as well as the risks and costs of our labeling and other disclosure practices, particularly given varying legal requirements and practices for testing and disclosure within our industry, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers;

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

•

The risks and costs to us, our franchisees and our supply chain of increased focus by U.S. and overseas governmental and non-governmental organizations on environmental sustainability matters (e.g., climate change, land use, energy and water resources, and animal health and welfare) and the increased pressure to make commitments or set targets and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken Systemwide;

•

The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, workplace conditions, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination;

•

Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors’ operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•

The legal and compliance risks and costs associated with privacy, consumer protection and other laws, the potential costs (including the loss of consumer confidence) arising from alleged security breaches of our information systems, and the risk of criminal penalties or civil liability to consumers, employees or franchisees whose data is alleged to have been collected or used inappropriately; and

•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or related authoritative interpretations), particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere, and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2012	1,372,599	$95.61	1,372,599	$2,579,440,000
May 1 - 31, 2012	2,810,568	94.03	2,810,568	2,315,160,000
June 1 - 30, 2012	5,210,198	88.42	5,210,198	1,854,459,000
Total	9,393,365	$91.15	9,393,365	(1)
*	Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)	On September 24, 2009, the Company’s Board of Directors approved a share repurchase program that authorized the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date (2009 Program). On July 19, 2012, the Company’s Board of Directors terminated the 2009 Program, effective July 31, 2012, and replaced it with a new share repurchase program, effective August 1, 2012 (2012 Program), that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. As of July 31, 2012, no further share repurchases may be made under the 2009 Program; future share repurchases will be made pursuant to the 2012 Program.

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 14, 2012, filed herewith.

	(b)	By-Laws, as amended and restated with effect as of July 19, 2012, incorporated herein by reference from Form 8-K, filed July 20, 2012.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed December 4, 2007.**

	(b)	McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2010.**

	(c)	McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Form 10-K, for the year ended December 31, 2001.**

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

	(n)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

	(o)	Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(p)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed January 29, 2008.**

	(q)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, filed February 16, 2010.**

	(r)	Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(s)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, filed December 20, 2010.**

(12)	Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized under these instruments, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
August 6, 2012	Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer