Form 10-Q
period 2012-09-30
MCDONALDS CORP
filed 2012-11-01
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

1,003,976,633
(Number of shares of common stock
outstanding as of September 30, 2012)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and equivalents	$2,178.5	$2,335.7
Accounts and notes receivable	1,277.3	1,334.7
Inventories, at cost, not in excess of market	109.1	116.8
Prepaid expenses and other current assets	643.0	615.8
Total current assets	4,207.9	4,403.0
Other assets
Investments in and advances to affiliates	1,460.3	1,427.0
Goodwill	2,744.2	2,653.2
Miscellaneous	1,660.4	1,672.2
Total other assets	5,864.9	5,752.4
Property and equipment
Property and equipment, at cost	37,320.2	35,737.6
Accumulated depreciation and amortization	(13,568.5)	(12,903.1)
Net property and equipment	23,751.7	22,834.5
Total assets	$33,824.5	$32,989.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$833.6	$961.3
Dividends payable	770.0	—
Income taxes	123.6	262.2
Other taxes	374.6	338.1
Accrued interest	158.1	218.2
Accrued payroll and other liabilities	1,379.3	1,362.8
Current maturities of long-term debt	512.1	366.6
Total current liabilities	4,151.3	3,509.2
Long-term debt	12,752.0	12,133.8
Other long-term liabilities	1,557.1	1,612.6
Deferred income taxes	1,480.0	1,344.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none	—	—
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,689.0	5,487.3
Retained earnings	37,882.5	36,707.5
Accumulated other comprehensive income	609.5	449.7
Common stock in treasury, at cost; 656.6 and 639.2 million shares	(30,313.5)	(28,270.9)
Total shareholders’ equity	13,884.1	14,390.2
Total liabilities and shareholders’ equity	$33,824.5	$32,989.9

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2012	2011	2012	2011
Revenues
Sales by Company-operated restaurants	$4,838.4	$4,855.5	$13,944.1	$13,705.6
Revenues from franchised restaurants	2,314.0	2,310.8	6,670.8	6,477.7
Total revenues	7,152.4	7,166.3	20,614.9	20,183.3
Operating costs and expenses
Company-operated restaurant expenses	3,914.4	3,883.3	11,392.6	11,106.8
Franchised restaurants—occupancy expenses	383.4	376.2	1,134.3	1,103.5
Selling, general & administrative expenses	620.9	580.9	1,830.7	1,732.5
Impairment and other charges (credits), net	6.2	(6.6)	6.2	(4.2)
Other operating (income) expense, net	(59.7)	(62.2)	(155.7)	(165.0)
Total operating costs and expenses	4,865.2	4,771.6	14,208.1	13,773.6
Operating income	2,287.2	2,394.7	6,406.8	6,409.7
Interest expense	128.1	124.0	387.0	365.9
Nonoperating (income) expense, net	5.5	7.5	8.8	15.3
Income before provision for income taxes	2,153.6	2,263.2	6,011.0	6,028.5
Provision for income taxes	698.6	755.9	1,942.3	1,902.0
Net income	$1,455.0	$1,507.3	$4,068.7	$4,126.5
Earnings per common share-basic	$1.45	$1.47	$4.02	$3.98
Earnings per common share-diluted	$1.43	$1.45	$3.98	$3.94
Dividends declared per common share	$1.47	$1.31	$2.87	$2.53
Weighted average shares outstanding-basic	1,006.1	1,028.8	1,012.7	1,035.5
Weighted average shares outstanding-diluted	1,015.4	1,041.3	1,023.3	1,048.2
Comprehensive income	$1,779.7	$511.4	$4,228.5	$3,922.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Operating activities
Net income	$1,455.0	$1,507.3	$4,068.7	$4,126.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	371.9	358.3	1,102.5	1,047.5
Deferred income taxes	84.3	159.7	119.7	185.4
Share-based compensation	22.5	21.2	70.2	65.3
Other	32.0	(1.4)	4.3	(51.0)
Changes in working capital items	33.7	124.5	(249.4)	(8.2)
Cash provided by operations	1,999.4	2,169.6	5,116.0	5,365.5
Investing activities
Capital expenditures	(753.2)	(692.3)	(2,053.6)	(1,791.4)
Sales and purchases of restaurant businesses and property sales	47.8	54.1	110.7	252.8
Other	(18.3)	(61.6)	(63.8)	(133.5)
Cash used for investing activities	(723.7)	(699.8)	(2,006.7)	(1,672.1)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	(379.3)	420.2	791.1	935.5
Treasury stock purchases	(651.0)	(874.8)	(2,234.2)	(2,993.4)
Common stock dividends	(703.8)	(627.2)	(2,125.4)	(1,894.3)
Proceeds from stock option exercises	83.3	79.5	233.0	265.4
Excess tax benefit on share-based compensation	33.0	25.8	101.6	83.2
Other	(0.3)	(1.8)	(9.3)	(12.4)
Cash used for financing activities	(1,618.1)	(978.3)	(3,243.2)	(3,616.0)
Effect of exchange rates on cash and cash equivalents	36.3	(172.7)	(23.3)	(75.6)
Cash and equivalents increase (decrease)	(306.1)	318.8	(157.2)	1.8
Cash and equivalents at beginning of period	2,484.6	2,070.0	2,335.7	2,387.0
Cash and equivalents at end of period	$2,178.5	$2,388.8	$2,178.5	$2,388.8
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2012 do not necessarily indicate the results that may be expected for the full year.
Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2012	2011
Conventional franchised	19,673	19,367
Developmental licensed	4,143	3,803
Foreign affiliated	3,654	3,581
Total Franchised	27,470	26,751
Company-operated	6,540	6,393
Systemwide restaurants	34,010	33,144
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.
Comprehensive Income
The following table presents the components of comprehensive income for the quarters and nine months 2012 and 2011:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Net income	$1,455.0	$1,507.3	$4,068.7	$4,126.5
Other comprehensive income (loss):
Foreign currency translation adjustments, net of hedging	316.1	(992.1)	142.0	(218.5)
Cash flow hedging adjustments	7.8	(4.6)	15.8	(8.6)
Pension liability adjustment	0.8	0.8	2.0	22.7
Total other comprehensive income (loss)	324.7	(995.9)	159.8	(204.4)
Total comprehensive income	$1,779.7	$511.4	$4,228.5	$3,922.1
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
Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 9.3 million shares and 12.5 million shares for the quarters 2012 and 2011, respectively, and 10.6 million shares and 12.7 million shares for the nine months 2012 and 2011, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 4.7 million shares for the quarter and nine months 2012 and none for the quarter and nine months 2011.

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
The following table presents financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

In millions	Level 1		Level 2	Level 3	Carrying Value
September 30, 2012
Cash equivalents	$346.1				$346.1
Investments	157.0	*			157.0
Derivative assets	137.0	*	$76.7		213.7
Total assets at fair value	$640.1		$76.7		$716.8

Derivative liabilities			$(18.0)		$(18.0)
Total liabilities at fair value			$(18.0)		$(18.0)

December 31, 2011
Cash equivalents	$581.7				$581.7
Investments	132.4	*			132.4
Derivative assets	154.5	*	$71.1		225.6
Total assets at fair value	$868.6		$71.1		$939.7

Derivative liabilities			$(15.6)		$(15.6)
Total liabilities at fair value			$(15.6)		$(15.6)

*	Includes long-term investments and derivatives that hedge market-driven changes in liabilities associated with the Company's supplemental benefit plan.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2012, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2012, the fair value of the Company’s debt obligations was estimated at $15.4 billion, compared to a carrying amount of $13.3 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash and equivalents and notes receivable approximate fair value.
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
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2012	December 31, 2011	Balance Sheet Classification	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$6.9	$6.7	Accrued payroll and other liabilities	$(1.4)	$(0.3)
Interest rate	Prepaid expenses and other current assets	9.6	9.4
Commodity	Miscellaneous other assets	13.4	—
Foreign currency	Miscellaneous other assets	2.3	0.7	Other long-term liabilities	(12.0)	(0.3)
Interest rate	Miscellaneous other assets	39.7	46.0	Other long-term liabilities	—	(14.0)
Total derivatives designated as hedging instruments		$71.9	$62.8		$(13.4)	$(14.6)
Derivatives not designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$4.8	$8.3	Accrued payroll and other liabilities	$(4.6)	$(1.0)
Equity	Miscellaneous other assets	137.0	154.5
Total derivatives not designated as hedging instruments		$141.8	$162.8		$(4.6)	$(1.0)
Total derivatives		$213.7	$225.6		$(18.0)	$(15.6)

The following table presents the pretax amounts affecting income and OCI for the nine months 2012 and 2011, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items

	2012	2011			2012		2011
Interest rate	$(6.1)	$(6.8)	Fixed-rate debt		$6.1		$6.8

					Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Derivatives in Cash flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	2012	2011	2012	2011	2012		2011
Commodity	$13.4	$—	$—	$—	$—		$—
Foreign currency	5.1	(4.3)	(7.6)	(3.2)	(10.8)		(6.1)
Interest rate(1)	(4.6)	(10.5)	0.4	1.7	—		—
Total	$13.9	$(14.8)	$(7.2)	$(1.5)	$(10.8)		$(6.1)
	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative
Net Investment Hedging Relationships

	2012	2011	2012	2011		2012	2011
Foreign currency denominated debt	$34.8	$(73.6)	$—	$—	Foreign Currency	$(9.0)	$(5.6)
Foreign currency derivatives(2)	(9.5)	(9.4)	—	(8.2)	Equity(3)	(11.5)	16.9
Total	$25.3	$(83.0)	$—	$(8.2)	Interest Rate	—	1.5
					Total	$(20.5)	$12.8
Gains (losses) recognized in income on derivatives are recorded in “Nonoperating (income) expense, net” unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.

(2)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Impairment and other charges (credits), net.

(3)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

•	Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate swaps that convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the nine months 2012. A total of $1.9 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate swaps.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards, foreign currency options, cross currency swaps, and commodity forwards.
The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt and the agreements are intended to reduce the impact of interest rate changes on future interest expense. At September 30, 2012, none of the Company’s anticipated debt issuances were effectively converted to fixed-rate resulting from the use of interest rate swaps.
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
The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2012, the Company had derivatives outstanding with an equivalent notional amount of $623.1 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
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
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign-currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 54 months and have an equivalent notional amount of $199.6 million.
The Company manages its exposure to the variability of cash flows for energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting as appropriate. The hedges cover periods up to 22 years and have an equivalent notional amount of $490.5 million.
The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $15.8 million for the nine months 2012 and a net decrease of $8.6 million for the nine months 2011. Based on interest rates, foreign exchange rates, and commodity prices at September 30, 2012, the $20.4 million in cumulative cash flow hedging gains, after tax, at September 30, 2012, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company uses foreign currency denominated debt (third party and intercompany) and derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which are also recorded in OCI. As of September 30, 2012, a total of $4.1 billion of the Company’s foreign currency denominated debt and $514.9 million million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at September 30, 2012 and has master agreements that contain netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2012, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2012	2011	2012	2011
Revenues
U.S.	$2,256.5	$2,229.9	$6,601.1	$6,324.4
Europe	2,793.1	2,904.2	8,069.8	8,166.7
APMEA	1,693.6	1,601.6	4,798.1	4,511.8
Other Countries & Corporate	409.2	430.6	1,145.9	1,180.4
Total revenues	$7,152.4	$7,166.3	$20,614.9	$20,183.3
Operating Income
U.S.	$973.8	$986.8	$2,817.2	$2,731.8
Europe	848.7	917.1	2,355.2	2,425.8
APMEA	443.2	431.2	1,185.9	1,144.8
Other Countries & Corporate	21.5	59.6	48.5	107.3
Total operating income	$2,287.2	$2,394.7	$6,406.8	$6,409.7
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 34,010 restaurants in 119 countries at September 30, 2012, 27,470 were licensed to franchisees (including 19,673 franchised to conventional franchisees, 4,143 licensed to developmental licensees and 3,654 licensed to foreign affiliates (affiliates) – primarily Japan) and 6,540 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States (U.S.), Europe, and Asia/Pacific, Middle East and Africa (APMEA). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the nine months ended September 30, 2012, the U.S., Europe and APMEA segments accounted for 32%, 39% and 23% of total revenues, respectively.
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
The Company’s growth priorities under the Plan to Win include: optimizing the menu with the right food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience and value initiatives. The combination of all of these efforts drove increases in comparable sales and customer visits in many countries despite global economic and competitive challenges and a relatively flat or contracting Informal Eating Out (IEO) market. Overall results also reflected sales and cost pressures, some of which were the result of planned strategic decisions, including actions taken to enhance our value platforms, and invest in technology and our Olympic sponsorship.
We expect our revenues and operating income will remain under pressure at least for the next few quarters.  Our near-term focus is on increasing guest counts and market share by emphasizing exceptional value across the menu, including products offered at an affordable entry price point that may negatively impact average check.  We plan to build on this foundation by featuring premium products and promotions that encourage purchases of higher margin products and generate a higher average check.

Every area of the world contributed to global comparable sales, which increased 1.9% and 4.1% for the quarter and nine months 2012, respectively. On a consolidated basis, comparable guest counts increased 2.2% for the nine months 2012. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Generally, our goal is to achieve a balanced contribution from both guest counts and average check.
U.S. comparable sales increased 1.2% for the quarter and 4.4% for the nine months amid broad competitive activity. During both periods, the U.S. showcased beverages, breakfast and classic core favorites; featured everyday value; and continued to upgrade McDonald's existing restaurant base with fresh, modern designs. Ongoing U.S. initiatives include optimizing the menu with premium product additions; modernizing our restaurants through reimaging and technology enhancements; and broadening accessibility with all-day everyday value and expanded operating hours.
Europe’s emphasis on everyday affordability, premium product innovation and restaurant reimaging contributed to 1.8% comparable sales growth for the quarter and 3.4% for the nine months. Europe’s strategic priorities include increasing local relevance by providing value across the menu complemented by a variety of promotional food events; enhancing the customer experience through ongoing restaurant reimaging and technology initiatives; and reducing our impact on the environment with energy management tools.
APMEA’s comparable sales increase of 1.4% for the quarter and 2.5% for the nine months reflected the segment’s unique value platforms, menu variety and convenience strategies. APMEA will continue efforts to become our customers’ first choice for eating out by providing compelling value and menu variety and by focusing on the restaurant experience through convenience initiatives, such as expanding delivery service and extended operating hours. In addition, APMEA will grow by opening approximately 750 new restaurants, reimaging existing restaurants and elevating customer service and operations to drive efficiencies.
Highlights from the Quarter and Nine Months 2012 Included:

•	Global comparable sales increased 1.9% for the quarter and 4.1% for the nine months, with positive comparable sales in each geographic segment.

•	Consolidated revenues were flat (up 4% in constant currencies) for the quarter and increased 2% (6% in constant currencies) for the nine months.

•	Consolidated operating income decreased 4% (flat in constant currencies) for the quarter and were flat (increased 4% in constant currencies) for the nine months.

•
Diluted earnings per share were $1.43 for the quarter and $3.98 for the nine months, decreased 1% (increased 4% in constant currencies) and up 1% (5% in constant currencies), respectively. Foreign currency translation negatively impacted diluted earnings per share by $0.08 for the quarter and $0.16 for the nine months.

•	For the nine months, the Company repurchased 24.1 million shares for $2.3 billion and paid total dividends of $2.1 billion.

•	The quarterly cash dividend increased 10% to $0.77 per share - the equivalent of $3.08 annually - effective for the fourth quarter 2012.
Outlook
While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company's future results.

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2012, the total basket of goods cost is expected to increase 3.5-4.5% in the U.S. and 2.5-3.5% in Europe.

•
The Company expects full-year 2012 selling, general & administrative expenses to increase approximately 6% in constant currencies, driven by certain technology investments, primarily to accelerate future restaurant capabilities, and costs related to the 2012 Worldwide Owner/Operator Convention in the second quarter and the 2012 London Olympics in the third quarter. The Company expects the magnitude of the increase to be confined to 2012.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2012 to increase between 4% and 6% compared with 2011.

•
A significant part of the Company's operating income is generated outside the U.S., and about 35% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 24 cents.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2012		September 30, 2012
	Amount	% Increase/ (Decrease)	Amount	% Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,838.4	0	$13,944.1	2
Revenues from franchised restaurants	2,314.0	0	6,670.8	3
Total revenues	7,152.4	0	20,614.9	2
Operating costs and expenses
Company-operated restaurant expenses	3,914.4	1	11,392.6	3
Franchised restaurants—occupancy expenses	383.4	2	1,134.3	3
Selling, general & administrative expenses	620.9	7	1,830.7	6
Impairment and other charges (credits), net	6.2	n/m	6.2	n/m
Other operating (income) expense, net	(59.7)	4	(155.7)	6
Total operating costs and expenses	4,865.2	2	14,208.1	3
Operating income	2,287.2	(4)	6,406.8	0
Interest expense	128.1	3	387.0	6
Nonoperating (income) expense, net	5.5	(25)	8.8	(42)
Income before provision for income taxes	2,153.6	(5)	6,011.0	0
Provision for income taxes	698.6	(8)	1,942.3	2
Net income	$1,455.0	(3)	$4,068.7	(1)
Earnings per common share-basic	$1.45	(1)	$4.02	1
Earnings per common share-diluted	$1.43	(1)	$3.98	1
n/m Not meaningful

Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results because they believe this better represents the Company's underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2012	2011	2012
Revenues	$7,152.4	$7,166.3	$(317.0)
Company-operated margins	924.0	972.2	(44.5)
Franchised margins	1,930.6	1,934.6	(84.0)
Selling, general & administrative expenses	620.9	580.9	17.1
Operating income	2,287.2	2,394.7	(111.5)
Net income	1,455.0	1,507.3	(73.9)
Earnings per share-diluted	1.43	1.45	(0.08)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2012	2011	2012
Revenues	$20,614.9	$20,183.3	$(724.9)
Company-operated margins	2,551.5	2,598.8	(99.2)
Franchised margins	5,536.5	5,374.2	(185.8)
Selling, general & administrative expenses	1,830.7	1,732.5	40.4
Operating income	6,406.8	6,409.7	(244.7)
Net income	4,068.7	4,126.5	(167.5)
Earnings per share-diluted	3.98	3.94	(0.16)
Foreign currency translation had a negative impact on consolidated operating results for the quarter and nine months primarily due to the weaker Euro, along with most other currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 3% (increased 1% in constant currencies) to $1,455.0 million and diluted earnings per share decreased 1% (increased 4% in constant currencies) to $1.43. Foreign currency translation had a negative impact of $0.08 per share on diluted earnings per share.
For the nine months, net income decreased 1% (increased 3% in constant currencies) to $4,068.7 million and diluted earnings per share increased 1% (5% in constant currencies) to $3.98. Foreign currency translation had a negative impact of $0.16 per share on diluted earnings per share.
For the quarter and nine months, net income and diluted earnings per share growth in constant currencies were positively impacted by franchised margin dollars and a decrease in diluted weighted average shares outstanding, partly offset by higher selling, general and administrative expenses. The quarter also benefited from a lower effective income tax rate, while the nine months were negatively impacted by a higher effective income tax rate.
During the quarter, the Company repurchased 6.7 million shares of its stock for $596.8 million, bringing total repurchases for the nine months to 24.1 million shares or $2.3 billion. In addition, the Company paid a quarterly dividend of $0.70 per share or $703.8 million, bringing the total dividends paid for the nine months to $2.1 billion. The Company also declared a fourth quarter 2012 dividend of $0.77 per share, reflecting an increase of 10%, and expects total cash returned to shareholders to be at least $5.5 billion for 2012.

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

REVENUES
Dollars in millions
Quarters Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,152.6	$1,153.7	0	0
Europe	2,029.4	2,088.0	(3)	7
APMEA	1,423.6	1,353.6	5	6
Other Countries & Corporate	232.8	260.2	(11)	(9)
Total	$4,838.4	$4,855.5	0	4

Franchised revenues
U.S.	$1,103.9	$1,076.2	3	3
Europe	763.7	816.2	(6)	4
APMEA	270.0	248.0	9	11
Other Countries & Corporate	176.4	170.4	4	10
Total	$2,314.0	$2,310.8	0	5

Total revenues
U.S.	$2,256.5	$2,229.9	1	1
Europe	2,793.1	2,904.2	(4)	6
APMEA	1,693.6	1,601.6	6	7
Other Countries & Corporate	409.2	430.6	(5)	(2)
Total	$7,152.4	$7,166.3	0	4

Nine Months Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,394.6	$3,285.0	3	3
Europe	5,858.6	5,895.0	(1)	8
APMEA	4,032.5	3,809.3	6	6
Other Countries & Corporate	658.4	716.3	(8)	(6)
Total	$13,944.1	$13,705.6	2	5

Franchised revenues
U.S.	$3,206.5	$3,039.4	5	5
Europe	2,211.2	2,271.7	(3)	6
APMEA	765.6	702.5	9	10
Other Countries & Corporate	487.5	464.1	5	11
Total	$6,670.8	$6,477.7	3	6

Total revenues
U.S.	$6,601.1	$6,324.4	4	4
Europe	8,069.8	8,166.7	(1)	7
APMEA	4,798.1	4,511.8	6	6
Other Countries & Corporate	1,145.9	1,180.4	(3)	1
Total	$20,614.9	$20,183.3	2	6

Consolidated revenues were flat (increased 4% in constant currencies) for the quarter and increased 2% (6% in constant currencies) for the nine months. The constant currency growth was driven primarily by positive comparable sales and expansion.

•
In the U.S., revenues increased for the quarter and nine months due to positive comparable sales. Everyday value offerings, menu variety and the enhanced customer experience provided by reimaged restaurants contributed to results, despite broad competitive activity.

•
In Europe, the constant currency increases in revenues for the quarter and nine months were primarily driven by strong comparable sales in Russia (which is entirely Company-operated) and the U.K., as well as expansion in Russia. France also contributed to the increase in revenues for both periods.

•
In APMEA, the constant currency increases in revenues for the quarter and nine months were primarily driven by comparable sales increases in China, Australia and many other markets, as well as expansion in China.

The following table presents the percent change in comparable sales for the quarters and nine months 2012 and 2011:

COMPARABLE SALES
	% Increase
	Quarters Ended		Nine Months Ended
	September 30,		September 30, *
	2012	2011	2012	2011
U.S.	1.2	4.4	4.4	4.0
Europe	1.8	4.9	3.4	5.5
APMEA	1.4	3.4	2.5	3.9
Other Countries & Corporate	5.5	11.4	8.5	9.9
Total	1.9	5.0	4.1	4.9

*	On a consolidated basis, comparable guest counts increased 2.2% and 3.4% for the nine months 2012 and 2011, respectively.
The following table presents the percent change in Systemwide sales for the quarter and nine months 2012:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	% Inc/ (Dec)	% Inc Excluding Currency Translation	% Inc/ (Dec)	% Inc Excluding Currency Translation
U.S.	2	2	5	5
Europe	(5)	5	(2)	6
APMEA	4	6	7	7
Other Countries & Corporate	0	8	4	11
Total	0	4	3	6

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc Excluding Currency Translation
U.S.	$7,985.0	$7,802.5	2	2
Europe	4,351.4	4,653.8	(6)	4
APMEA	3,551.2	3,426.9	4	6
Other Countries & Corporate	2,090.5	2,070.7	1	10
Total*	$17,978.1	$17,953.9	0	4

Nine Months Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc Excluding Currency Translation
U.S.	$23,282.6	$22,081.3	5	5
Europe	12,577.9	12,934.7	(3)	6
APMEA	10,180.4	9,530.1	7	7
Other Countries & Corporate	5,935.0	5,647.7	5	13
Total*	$51,975.9	$50,193.8	4	7

*
Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $4,032.1 million and $4,105.8 million for the quarters 2012 and 2011, respectively, and $11,586.1 million and $11,034.0 million for the nine months 2012 and 2011, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2012	2011	2012	2011
Franchised
U.S.	84.1	84.5	$928.8	$909.6	2	2
Europe	79.7	80.1	608.8	653.6	(7)	4
APMEA	89.1	89.9	240.7	223.0	8	10
Other Countries & Corporate	86.3	87.0	152.3	148.4	3	10
Total	83.4	83.7	$1,930.6	$1,934.6	0	4
Company-operated
U.S.	19.8	21.1	$228.2	$244.0	(6)	(6)
Europe	20.4	20.9	415.0	435.5	(5)	5
APMEA	16.9	18.4	240.2	248.5	(3)	(3)
Other Countries & Corporate	17.5	17.0	40.6	44.2	(8)	(7)
Total	19.1	20.0	$924.0	$972.2	(5)	0

	Percent		Amount		% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2012	2011	2012	2011
Franchised
U.S.	84.0	83.9	$2,692.0	$2,550.0	6	6
Europe	79.0	79.0	1,746.7	1,795.3	(3)	6
APMEA	88.8	89.4	680.0	627.8	8	9
Other Countries & Corporate	85.7	86.4	417.8	401.1	4	11
Total	83.0	83.0	$5,536.5	$5,374.2	3	6
Company-operated
U.S.	19.5	20.5	$661.1	$673.2	(2)	(2)
Europe	19.1	19.3	1,121.3	1,139.3	(2)	7
APMEA	16.3	17.6	659.2	671.8	(2)	(2)
Other Countries & Corporate	16.7	16.0	109.9	114.5	(4)	(1)
Total	18.3	19.0	$2,551.5	$2,598.8	(2)	2
Franchised margin dollars decreased $4.0 million or 0% (increased 4% in constant currencies) for the quarter and increased $162.3 million or 3% (6% in constant currencies) for the nine months.

•
In the U.S., the franchised margin percent decreased for the quarter and increased only modestly for the nine months as comparable sales performance was offset by higher depreciation related to reimaging.

•	In Europe, the franchised margin percent decreased for the quarter and was flat for the nine months as positive comparable sales were offset by higher rent expense.

•
In APMEA, while the franchised margin dollars increased for the quarter and nine months, the margin percent decreased for both periods primarily due to the 2012 change in classification of certain amounts from revenues to restaurant occupancy expenses in Australia. Although the change in classification results in a decrease to the franchised margin percentage, there is no impact on the reported franchised margin dollars.

Company-operated margin dollars decreased $48.2 million or 5% (flat in constant currencies) for the quarter and $47.3 million or 2% (increased 2% in constant currencies) for the nine months.

•	In the U.S., the Company-operated margin percent for the quarter and nine months decreased as positive comparable sales were more than offset by higher commodity and labor costs.

•	In Europe, despite strong comparable sales in Russia and the U.K., the Company-operated margin percent decreased for the quarter and nine months primarily due to higher labor and commodity costs.

•
In APMEA, the Company-operated margin percent for the quarter and nine months decreased as positive comparable sales were more than offset by higher labor and occupancy costs. Higher commodity costs also negatively impacted the margin percent for the nine months. In addition, acceleration of new restaurant openings in China negatively impacted the margin percent for the quarter and nine months. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Food & paper	33.8	33.7	34.1	33.7
Payroll & employee benefits	24.7	24.5	25.2	25.2
Occupancy & other operating expenses	22.4	21.8	22.4	22.1
Total expenses	80.9	80.0	81.7	81.0
Company-operated margins	19.1	20.0	18.3	19.0
Selling, General & Administrative Expenses
Selling, general & administrative expenses increased 7% (10% in constant currencies) for the quarter and 6% (8% in constant currencies) for the nine months primarily due to higher employee costs, the 2012 London Olympics, and higher technology related costs. The nine months were further impacted by the 2012 Worldwide Owner/Operator Convention.
For the nine months, selling, general & administrative expenses as a percent of revenues increased to 8.9% for 2012 compared with 8.6% for 2011, and as a percent of Systemwide sales increased to 2.8% for 2012 compared with 2.7% for 2011.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gains on sales of restaurant businesses	$(38.6)	$(15.8)	$(79.6)	$(42.4)
Equity in earnings of unconsolidated affiliates	(37.4)	(47.1)	(111.4)	(126.9)
Asset dispositions and other (income) expense, net	16.3	0.7	35.3	4.3
Total	$(59.7)	$(62.2)	$(155.7)	$(165.0)
Gains on sales of restaurant businesses for the quarter and nine months increased primarily due to sales of restaurants in China to developmental licensees.
The decrease in equity in earnings of unconsolidated affiliates for the quarter and nine months reflects lower operating results in Japan and other markets, as well as fewer joint partnerships in the U.S.
Asset dispositions and other expense increased for the quarter and nine months primarily due to higher gains on unconsolidated partnership dissolutions in the U.S. in 2011.

Operating Income

OPERATING INCOME Dollars in millions
Quarters Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
U.S.	$973.8	$986.8	(1)	(1)
Europe	848.7	917.1	(7)	3
APMEA	443.2	431.2	3	4
Other Countries & Corporate	21.5	59.6	(64)	(46)
Total	$2,287.2	$2,394.7	(4)	0

Nine Months Ended September 30,	2012	2011	% Inc/ (Dec)	% Inc/ (Dec) Excluding Currency Translation
U.S.	$2,817.2	$2,731.8	3	3
Europe	2,355.2	2,425.8	(3)	6
APMEA	1,185.9	1,144.8	4	4
Other Countries & Corporate	48.5	107.3	(55)	(30)
Total	$6,406.8	$6,409.7	0	4

Consolidated operating income decreased 4% (flat in constant currencies) for the quarter and was flat (increased 4% in constant currencies) for the nine months. The impact of the challenging global operating and economic environment, evolving value offerings and increased costs pressured operating income for both periods.

•
In the U.S., operating results decreased for the quarter as higher franchised margin dollars were more than offset by lower Company-operated margin dollars and lower other operating income. Operating results increased for the nine months due to higher franchised margin dollars, partially offset by lower other operating income.

•
In Europe, constant currency operating results increased for the quarter and nine months driven by higher margin dollars, primarily due to stronger operating performance in Russia and the U.K. and, to a lesser extent, France. The quarter's operating results were partly offset by weaker performance in Germany. Operating results for both periods were negatively impacted by higher selling, general and administrative expenses, primarily due to the 2012 London Olympics.

•
In APMEA, constant currency operating results increased for the quarter and nine months primarily due to higher franchised margin dollars and gains on sales of restaurants in China to developmental licensees, offset by higher selling, general and administrative expenses mostly due to higher employee costs, and lower Company-operated margin dollars.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 31.1% and 31.8% for the nine months 2012 and 2011, respectively, as positive comparable sales were more than offset by higher restaurant expenses and planned increases in selling, general and administrative expenses.
Interest Expense
Interest expense increased 3% for the quarter and 6% for the nine months primarily due to higher average debt balances, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income	$(5.0)	$(10.3)	$(23.0)	$(27.6)
Foreign currency and hedging activity	0.8	6.5	8.4	7.6
Other (income) expense, net	9.7	11.3	23.4	35.3
Total	$5.5	$7.5	$8.8	$15.3
Income Taxes
The effective income tax rate was 32.4% and 33.4% for the quarters 2012 and 2011, respectively, and 32.3% and 31.6% for the nine months 2012 and 2011, respectively. The 2011 effective income tax rate for the quarter reflected a non-cash deferred tax cost related to certain foreign operations. The 2011 effective income tax rate for the nine months also reflected a non-cash deferred tax benefit related to certain foreign operations.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.1 billion and exceeded capital expenditures by $3.1 billion for the nine months 2012. Cash provided by operations decreased $249.5 million compared with the nine months 2011 primarily due to higher income tax payments.
Cash used for investing activities totaled $2.0 billion for the nine months 2012, an increase of $334.6 million compared with the nine months 2011 primarily due to higher planned capital expenditures in the U.S. and lower proceeds from sales of restaurant businesses, partly offset by fewer purchases of restaurant businesses.
Cash used for financing activities totaled $3.2 billion for the nine months 2012, a decrease of $372.8 million compared with the nine months 2011, primarily due to lower treasury stock purchases, partly offset by higher dividend payments and lower net debt issuances.
Debt obligations at September 30, 2012 totaled $13.3 billion compared with $12.5 billion at December 31, 2011. The increase was primarily due to net debt issuances of $791.1 million.

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
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been flat or contracting in many of our markets, including some of our major markets, due to unfavorable global economic conditions, and this environment is expected to continue. Persistently high unemployment rates in many of these markets, and declining economic growth rates or recessionary conditions in some of them, have also increased consumer focus on value and heightened pricing sensitivity. Combined with pressure on labor and occupancy costs and volatility in commodity prices, as well as aggressive competitive activity, these circumstances affect restaurant sales and are expected to continue to pressure margins during 2012 in all of our geographic segments. We have the added challenge of the cultural, economic and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.
These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.
Our ability to remain a relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win.
The Plan to Win addresses the key drivers of our business and results-people, products, place, price and promotion. The quality of our execution depends mainly on the following:

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

•
The success of our tiered approach to menu offerings and our ability to introduce new offerings, as well as the impact of our competitors' actions, including in response to our menu changes, and our ability to continue robust menu development and manage the complexity of our restaurant operations;

•
Our ability to differentiate the McDonald's experience in a way that balances consumer value with margin levels, particularly in markets where pricing or cost pressures are significant or have been exacerbated by the current challenging economic and operating environment;

•	The impact of pricing, marketing and promotional plans on sales and margins and our ability to adjust these plans to respond quickly to changing economic and heightened competitive conditions;

•
Whether we can complete our restaurant reimaging and rebuilding plans as and when projected and whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants, as well as sales and profitability targets;

•
The costs and risks associated with our increasing reliance on a limited number of information systems (e.g., point-of-sale and other in-store systems or platforms) we make available to franchisees along with related services, including the risk that we will not realize fully the benefits of the significant investments we are making; the potential for system failures, programming errors, security breaches involving our systems or those of third-party system operators; legal and tax risks associated with providing these services to franchisees, including those relating to data protection and management; and litigation risk involving intellectual property rights or our rights and obligations to others under related contractual arrangements;

•
The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

•
Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our products (including their nutritional content and preparation), promotions and premiums, such as Happy Meals (collectively, our products), how we source the commodities we use, and our ability to manage the potential impact on McDonald's of food-borne illnesses or product safety issues;

•
The impact of campaigns by non-governmental organizations and other activists or the use of social media and other mobile communications and applications to promote adverse perceptions of our operations or those of our suppliers, or to promote or threaten boycotts or other actions involving us or our suppliers, with significantly greater speed and scope than traditional media outlets;

•
The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us directly or adversely affect vendors, franchisees and others that are also part of the McDonald's System and whose performance has a material impact on our results;

•	Our ability to recruit and retain qualified personnel to manage our operations and growth; and

•	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.
Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are also facing significant economic issues. These include, in the U.S., concerns about the federal deficit and the expected adverse effects of the automatic spending cuts and increased income tax rates, which become effective in 2013 absent further legislation. The Eurozone debt crisis is ongoing and continues to depress consumer and business confidence and spending in many markets. Important markets in Asia, which have been key drivers of global growth, have been experiencing declining growth rates, in part due to the economic situation in Europe. Uncertainty about the long-term investment environment could further depress capital investment and economic activity.
These conditions are adversely affecting sales and/or guest counts in many of our markets, including some of our major markets. To mitigate their impact, we have intensified our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions have adversely affected our margin percent, and margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

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

•
The impact on restaurant sales and margins of ongoing commodity price volatility (including beef and gasoline), and the effectiveness of pricing, hedging and other actions taken to address this environment;

•
The impact on our margins of labor costs given our labor-intensive business model, the long-term trend toward higher wages and social expenses in both mature and developing markets and any potential impact of union organizing efforts;

•	The impact of foreign exchange and interest rates on our financial condition and results;

•
The impact of an exit from the Eurozone by any of the EU Member States, which could entail disruption to business as the existing Member State establishes a new currency, risks to supply chain as suppliers address challenges associated with redenomination, contractual disputes over the proper payment currency, risks to repatriation of funds if capital controls are implemented, and increased foreign exchange risk;

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

•
The impact of new, potential or changing regulation that can affect our business plans, such as those relating to product packaging, marketing and the nutritional content and safety of our food and other products, as well as the risks and costs of our labeling and other disclosure practices, particularly given varying legal requirements and practices for testing and disclosure within our industry, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers;

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

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices;

•
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, as well as of increased focus by U.S. and overseas governmental and non-governmental organizations on environmental sustainability matters (e.g., climate change, land use, energy and water resources, packaging and waste, and animal health and welfare) and the increased pressure to make commitments or set targets and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken Systemwide;

•
The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, workplace conditions, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination;

•
Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors' operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•
The legal and compliance risks and costs associated with privacy, consumer data protection and similar laws, particularly as they apply to children, the potential costs (including the loss of consumer confidence) arising from alleged security breaches of our information systems, and the risk of criminal penalties or civil liability to consumers, employees or franchisees whose data is alleged to have been collected or used inappropriately; and

•
The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or related authoritative interpretations), particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere, and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

The trading volatility and price of our common stock may be affected by many factors.
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

•	The continuing unfavorable global economic and volatile market conditions;

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

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can reflect market commentary (including commentary that may be unreliable or incomplete in some cases) or expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald's may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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
Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2012	2,216,463	$89.48	2,216,463	(1)
August 1 - 31, 2012	2,628,241	88.60	2,628,241	$9,767,148,708
September 1 - 30, 2012	1,808,058	91.58	1,808,058	9,601,573,136
Total	6,652,762	$89.70	6,652,762	(1)

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

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 14, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2012.

	(b)	By-Laws, as amended and restated with effect as of July 19, 2012, incorporated herein by reference from Form 8-K, filed July 20, 2012.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed December 4, 2007.**

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

	(h)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, filed herewith.**

	(i)	Form of McDonald’s Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

Exhibit Number		Description

	(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

(k)
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

	(o)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2012**

(p)
Terms of the Restricted Stock Units granted pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2010.**

	(q)	McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2008, incorporated herein by reference from Form 8-K, filed January 29, 2008.**

	(r)	McDonald’s Corporation Cash Performance Unit Plan 2010-2012, effective as of February 9, 2010, incorporated herein by reference from Form 8-K, filed February 16, 2010.**

(s)
Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(t)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, filed December 20, 2010.**

(12)	Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
November 1, 2012	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer