Form 10-K
period 2012-12-31
MCDONALDS CORP
filed 2013-02-25
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐
Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was $89,222,241,655.
The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 1,002,791,769.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2013 definitive proxy statement which will be filed no later than 120 days after December 31, 2012

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General development of business
During 2012, there have been no material changes to the Company’s corporate structure or in its method of conducting business. In 2012, the Company has continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.
b. Financial information about segments
Segment data for the years ended December 31, 2012, 2011, and 2010 are included in Part II, Item 8, page 40 of this Form 10-K.
c. Narrative description of business

▪	General
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
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company has no capital invested, it receives a royalty based on a percent of sales, as well as initial fees. The largest of these developmental license arrangements operates over 1,900 restaurants across 19 countries in Latin America and the Caribbean.
The Company has an equity investment in a limited number of foreign affiliated markets, referred to as "affiliates." The largest of these affiliates is Japan, where there are nearly 3,300 restaurants. The Company receives a royalty based on a percent of sales in these markets and records its share of net results in Equity in earnings of unconsolidated affiliates.

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

▪	Products
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

▪	Intellectual property
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

▪	Seasonal operations
The Company does not consider its operations to be seasonal to any material degree.

▪	Working capital practices
Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the

McDonald's Corporation 2012 Annual Report 1

years ended December 31, 2012, 2011, and 2010 in Part II, Item 7, pages 10 through 26, and the Consolidated statement of cash flows for the years ended December 31, 2012, 2011, and 2010 in Part II, Item 8, page 30 of this Form 10-K.

▪	Customers
The Company’s business is not dependent upon either a single customer or small group of customers.

▪	Backlog
Company-operated restaurants have no backlog orders.

▪	Government contracts
No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

▪	Competition
McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience, service, menu variety and product quality in a highly fragmented global restaurant industry.
In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which management refers to as the Informal Eating Out ("IEO") segment, includes the following restaurant categories defined by Euromonitor International: quick-service eating establishments, casual dining full-service restaurants, 100% home delivery/takeaway providers, street stalls or kiosks, specialist coffee shops, juice/smoothie bars and self-service cafeterias. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than casual dining.
Based on data from Euromonitor International, the global IEO segment was composed of approximately 7.0 million outlets and generated $1.05 trillion in annual sales in 2011, the most recent year for which data is available. McDonald’s Systemwide 2011 restaurant business accounted for approximately 0.5% of those outlets and about 8% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 14.8 million outlets and generated about $2.11 trillion in annual sales in 2011. McDonald’s Systemwide restaurant business accounted for approximately 0.2% of those outlets and about 4% of the sales.

▪	Research and development
The Company operates research and development facilities in the U.S., Europe and Asia. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the Company, its franchisees and suppliers (collectively referred to as the "System").

▪	Environmental matters
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
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already begun to undertake its own initiatives relating to preservation of the environment, including the development of a means to monitor and reduce energy use, in many of its markets.

▪	Number of employees
The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 440,000 as of year-end 2012.
d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 26 and Segment and geographic information in Part II, Item 8, page 40 of this Form 10-K.
e. Available information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act"). The Company therefore files periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.
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
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each of the Committees of the Board of Directors, including the Audit Committee, Compensation Committee and Governance Committee; the Company’s Standards of Business Conduct; the Code of Ethics for Chief Executive Officer and Senior Financial Officers; and the Code of Conduct for the Board of Directors. Copies of these documents are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.
Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

2 McDonald's Corporation 2012 Annual Report

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information on this report includes forward-looking statements about our plans and future performance, including those under Outlook for 2013. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements.
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant to our customers and a brand they trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. The IEO segment of the restaurant industry, although largely mature in our major markets, is highly fragmented and competitive. The IEO segment has been flat or contracting in many of our markets, including some of our major markets, due to unfavorable global economic conditions, and this environment is expected to continue. Persistently high unemployment rates in many of these markets, and declining economic growth rates or recessionary conditions in some of them, have also increased consumer focus on value and heightened pricing sensitivity. Combined with pressure on labor and occupancy costs and volatility in commodity prices, as well as aggressive competitive activity, these circumstances affect restaurant sales and are expected to continue to pressure margins during 2013 in all of our geographic segments. We have the added challenge of the cultural and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory and similar initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.
These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.
Our ability to remain a relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win and our global priorities.
The Plan to Win addresses the key drivers of our business and results - people, products, place, price and promotion - and we are focused on our three global priorities that represent the greatest opportunities under our Plan to Win: optimizing our menu, modernizing the customer experience and broadening accessibility to our Brand. The quality of our execution depends mainly on the following:

▪
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

▪
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

▪
The success of our tiered approach to menu offerings and our ability to introduce new offerings, as well as the impact of our competitors' actions, including in response to our menu changes, and our ability to continue robust menu development and manage the complexity of our restaurant operations;

▪
Our ability to differentiate the McDonald's experience in a way that balances consumer value with margin levels, particularly in markets where pricing or cost pressures are significant or have been exacerbated by the current challenging economic and operating environment;

▪	The impact of pricing, marketing and promotional plans on sales and margins and our ability to adjust these plans to respond quickly to changing economic and heightened competitive conditions;

▪
Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and to motivate our restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

▪
Whether we can complete our restaurant reimaging and rebuilding plans as projected, and whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants, as well as sales and profitability targets;

▪
The costs and risks associated with our increasing reliance on information systems (e.g., point-of-sale and other in-store systems or platforms) that support our restaurants and that we make available to franchisees along with related services, including the risk that we will not realize fully the benefits of the significant investments we are making, which are intended to enhance the customer experience; the potential for system failures, programming errors, security breaches involving our systems or those of third-party system operators; legal and tax risks associated with providing these services to franchisees, including those relating to data protection and management; and litigation risk involving intellectual property rights or our rights and obligations to others under related contractual arrangements;

▪
The success of our initiatives to support menu choice, physical activity and nutritional awareness and to address these and other matters of social responsibility in a way that communicates our values effectively and inspires trust and confidence;

▪
Our ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our food (including its nutritional content and preparation), promotions and premiums, such as Happy Meal toys (collectively, our "products"), how we source the commodities we use, and our ability to manage the potential impact on McDonald's of food-borne illnesses or product safety issues;

▪
The impact of campaigns by labor organizations and activists or the use of social media and other mobile communications and applications to promote adverse perceptions of our operations or those of our suppliers, or to promote or

McDonald's Corporation 2012 Annual Report 3

threaten boycotts or other actions involving us or our suppliers;

▪
The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us or the vendors, franchisees and others that are also part of the McDonald's System and whose performance has a material impact on our results;

▪	Our ability to recruit and retain qualified personnel to manage our operations and growth; and

▪	Our ability to leverage promotional or operating successes in individual markets into other markets in a timely and cost-effective way.
Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are also facing significant economic issues. These include, in the U.S., concerns about the federal deficit and the potential adverse effects of the automatic spending cuts that will become effective in early 2013 absent further legislation. The Eurozone debt crisis continues to depress consumer and business confidence and spending in many markets. Important markets in Asia, which have been key drivers of global growth, have been experiencing declining growth rates. Uncertainty about the long-term investment environment could further depress capital investment and economic activity.
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

▪
Whether our strategies will be effective in enabling the continued market share gains that we have included in our plans, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and a more costly and competitive advertising environment;

▪	The effectiveness of our supply chain management to assure reliable and sufficient product supply on favorable terms;

▪
The impact on consumer disposable income levels and spending habits of governmental actions to manage national economic matters, whether through austerity or stimulus measures and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers;

▪	The impact on restaurant sales and margins of ongoing commodity price volatility, and the effectiveness of pricing, hedging and other actions taken to address this environment;

▪	The impact on our margins of labor costs and the long-term trend toward higher wages and social expenses in both mature and developing markets;

▪	The impact of foreign exchange and interest rates on our financial condition and results;

▪
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

▪	The nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings;

▪
The increasing focus on workplace practices and conditions, which may drive changes in practices or in the general commercial and regulatory environment that affect perceptions of our business or our cost of doing business;

▪
The impact of changes in our debt levels on our credit ratings, interest expense, availability of acceptable counterparties, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants; and

▪
The impact of an exit from the Eurozone by any of the EU Member States, which could entail disruption to our business as the exiting Member State establishes a new currency and we, along with our suppliers, franchisees and others, address the challenges associated with redenomination.

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

▪
The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, especially in the United States where inconsistent standards imposed by local, state and federal authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings;

▪
The impact of new, potential or changing regulations that can affect our business plans, such as those relating to product packaging, marketing and the nutritional content and safety of our food and other products, as well as the risks and costs of our labeling and other disclosure practices, particularly given varying legal requirements and practices for testing and disclosure within our industry, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers;

▪
The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation, including taxation, in ways that could be material to our business;

▪
The impact of litigation trends, particularly in our major markets, including class actions, labor, employment and personal injury claims, franchisee litigation, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our

4 McDonald's Corporation 2012 Annual Report

defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

▪
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices;

▪
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

▪
The increasing costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, workplace conditions, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination;

▪
Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our vendors' operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

▪
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

▪
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
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these, some of which are outside our control, are the following:

▪	The continuing unfavorable global economic and volatile market conditions;

▪	Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the United States which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business;

▪	Changes in financial or tax reporting and accounting principles or practices that materially affect our reported financial condition and results and investor perceptions of our performance;

▪
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

▪	The impact of our stock repurchase program or dividend rate; and

▪
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

McDonald's Corporation 2012 Annual Report 5

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

▪	Franchising
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

▪	Suppliers
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers which include, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

▪	Employees
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

▪	Customers
Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public. In so doing, disputes arise as to products, service, incidents, advertising, nutritional and other disclosures, as well as other matters common to an extensive restaurant business such as that of the Company.

▪	Intellectual Property
The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third party intellectual property.

▪	Government Regulations
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

ITEM 4. Mine Safety Disclosures

Not applicable.

6 McDonald's Corporation 2012 Annual Report

The following are the Executive Officers of our Company (as of the date of this filing):
Jose Armario, 53, is Corporate Executive Vice President—Global Supply Chain, Development and Franchising, a position he has held since October 2011. He previously served as Group President, McDonald’s Canada and Latin America from February 2008 through September 2011 and President, McDonald’s Latin America from December 2003 to February 2008. Mr. Armario has been with the Company for 16 years.
Peter J. Bensen, 50, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President—Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 16 years.
Timothy J. Fenton, 55, is Chief Operating Officer, a position he has held since July 2012. From January 2005 through June 2012, he held the position of President, McDonald's Asia/Pacific, Middle East and Africa and he served as President, East Division for McDonald’s USA from May 2003 to January 2005. Mr. Fenton has been with the Company for 39 years.
Richard Floersch, 55, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for nine years.
Douglas M. Goare, 60, is President, McDonald’s Europe, a position he has held since October 2011. From February 2011 through September 2011, he served as Corporate Executive Vice President of Supply Chain and Development. From June 2007 through November 2010, he held the position of Corporate Senior Vice President of Supply Chain. In addition to this role, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011. Mr. Goare has been with the Company for 34 years.
David L. Hoffmann, 45, is President of Asia/Pacific, Middle East and Africa, a position he has held since July 2012. From January 2012 through June 2012, he held the position of Senior Vice President and Restaurant Support Officer for Asia/Pacific, Middle East and Africa. Prior to that time, he held the position of Vice President of Strategy, Insights and Development for Asia/Pacific, Middle East and Africa from May 2011 through December 2011. From November 2008 through April 2011, he held the position of Executive Vice President of McDonald's Japan. He held the position of Senior Vice President—Strategy and Franchising of

McDonald's Japan from August 2007 through October 2008. Mr. Hoffmann has been with the Company for 16 years.
Kenneth M. Koziol, 53, became Corporate Executive Vice President—Chief Restaurant Officer in February 2013. From July 2006 through January 2013, he held the position of Corporate Senior Vice President—Innovation. Prior to that time, Mr. Koziol served as Corporate Vice President Restaurant Solutions Group Worldwide Innovation from June 2004 to July 2006. Mr. Koziol has been with the Company for 24 years.
Kevin L. Newell, 55, is Corporate Executive Vice President and Global Chief Brand Officer, a position he has held since February 2011. Effective March 1, 2013, Mr. Newell will have a new role as U.S. Chief Brand and Strategy Officer. From September 2009 through January 2011, he served as U.S. Senior Vice President and Restaurant Support Officer for the West Division. Prior to that time, Mr. Newell served as U.S. Vice President & General Manager of the Great Southern Region from November 2006 through August 2009. Mr. Newell has been with the Company for 23 years.
Kevin M. Ozan, 49, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 through January 2008, he served as Corporate Vice President—Assistant Controller. He previously served as a Senior Director in Investor Relations from May 2006 to April 2007. Mr. Ozan has been with the Company for 15 years.
Gloria Santona, 62, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. From June 2001 to July 2003, she served as Corporate Senior Vice President, General Counsel and Secretary. Ms. Santona has been with the Company for 35 years.
Jeffrey P. Stratton, 57, is President, McDonald's USA, a position he has held since December 2012. He previously served as Corporate Executive Vice President–Chief Restaurant Officer from January 2005 through November 2012 and prior to that, served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 through December 2004. Preceding this, he served as Senior Vice President, Chief Restaurant Officer of McDonald’s USA from May 2002 to January 2004. Mr. Stratton has been with the Company for 39 years.
Donald Thompson, 49, is President and Chief Executive Officer, a position he has held since July 2012. He served as President and Chief Operating Officer from January 2010 through June 2012. Mr. Thompson was also elected a Director in January 2011. Prior to that he served as President, McDonald’s USA, from August 2006 to January 2010, and as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 to August 2006. Mr. Thompson has been with the Company for 22 years.

McDonald's Corporation 2012 Annual Report 7

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2012				2011
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	102.22	95.13	0.70		77.59	72.14	0.61
Second	99.50	85.92	0.70		84.91	75.66	0.61
Third	94.00	86.15	1.47	*	91.22	82.01	1.31	*
Fourth	94.16	83.31			101.00	83.74
Year	102.22	83.31	2.87		101.00	72.14	2.53

*
Includes a $0.70 and $0.61 per share dividend declared and paid in third quarter of 2012 and 2011, respectively, and a $0.77 and $0.70 per share dividend declared in third quarter and paid in fourth quarter of 2012 and 2011, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2013 was estimated to be 1,811,000.
Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 37 consecutive years through 2012 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2012*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2012	2,196,461	90.03	2,196,461	$9,403,831,013
November 1-30, 2012	1,586,118	85.83	1,586,118	9,267,690,809
December 1-31, 2012	176,500	88.73	176,500	9,252,029,146
Total	3,959,079	88.29	3,959,079

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 19, 2012, the Company's Board of Directors approved a share repurchase program, effective August 1, 2012, that authorizes the purchase of up to $10 billion of the Company's outstanding common stock with no specified expiration date.

8 McDonald's Corporation 2012 Annual Report

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2012	2011	2010	2009		2008		2007
Company-operated sales	$18,603	18,293	16,233	15,459		16,561		16,611
Franchised revenues	$8,964	8,713	7,842	7,286		6,961		6,176
Total revenues	$27,567	27,006	24,075	22,745		23,522		22,787
Operating income	$8,605	8,530	7,473	6,841	(1)	6,443		3,879	(4)
Income from continuing operations	$5,465	5,503	4,946	4,551	(1,2)	4,313	(3)	2,335	(4,5)
Net income	$5,465	5,503	4,946	4,551	(1,2)	4,313	(3)	2,395	(4,5,6)
Cash provided by operations	$6,966	7,150	6,342	5,751		5,917		4,876
Cash used for investing activities	$3,167	2,571	2,056	1,655		1,625		1,150
Capital expenditures	$3,049	2,730	2,135	1,952		2,136		1,947
Cash used for financing activities	$3,850	4,533	3,729	4,421		4,115		3,996
Treasury stock purchases(7)	$2,605	3,373	2,648	2,854		3,981		3,949
Common stock cash dividends	$2,897	2,610	2,408	2,235		1,823		1,766
Financial position at year end:
Total assets	$35,386	32,990	31,975	30,225		28,462		29,392
Total debt	$13,633	12,500	11,505	10,578		10,218		9,301
Total shareholders’ equity	$15,294	14,390	14,634	14,034		13,383		15,280
Shares outstanding in millions	1,003	1,021	1,054	1,077		1,115		1,165
Per common share:
Income from continuing operations-diluted	$5.36	5.27	4.58	4.11	(1,2)	3.76	(3)	1.93	(4,5)
Earnings-diluted	$5.36	5.27	4.58	4.11	(1,2)	3.76	(3)	1.98	(4,5,6)
Dividends declared	$2.87	2.53	2.26	2.05		1.63		1.50
Market price at year end	$88.21	100.33	76.76	62.44		62.19		58.91
Company-operated restaurants	6,598	6,435	6,399	6,262		6,502		6,906
Franchised restaurants	27,882	27,075	26,338	26,216		25,465		24,471
Total Systemwide restaurants	34,480	33,510	32,737	32,478		31,967		31,377
Franchised sales(8)	$69,687	67,648	61,147	56,928		54,132		46,943

(1)
Includes pretax income due to Impairment and other charges (credits), net of $61.1 million ($91.4 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $58.8 million ($0.05 per share) for gain on sale of investment related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes income of $109.0 million ($0.09 per share) for gain on sale of investment from the sale of the Company’s minority ownership interest in U.K.- based Pret A Manger.

(4)
Includes pretax operating charges of $1.7 billion ($1.32 per share) due to Impairment and other charges (credits), net primarily as a result of the Company’s sale of its businesses in 18 Latin American and Caribbean markets to a developmental licensee.

(5)	Includes a tax benefit of $316.4 million ($0.26 per share) resulting from the completion of an Internal Revenue Service examination of the Company’s 2003-2004 U.S. federal tax returns.

(6)	Includes income of $60.1 million ($0.05 per share) related to discontinued operations primarily from the sale of the Company’s investment in Boston Market.

(7)	Represents treasury stock purchases as reflected in Shareholders' equity.

(8)
While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent more than 80% of McDonald's restaurants worldwide.

McDonald's Corporation 2012 Annual Report 9

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 34,480 restaurants in 119 countries at year-end 2012, 27,882 were franchised or licensed (including 19,869 franchised to conventional franchisees, 4,350 licensed to developmental licensees and 3,663 licensed to foreign affiliates ("affiliates")—primarily Japan) and 6,598 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
We view ourselves primarily as a franchisor and believe franchising is important to delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised or licensed (conventional franchised, developmental licensed and foreign affiliated) restaurants to help optimize overall performance.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 32%, 39% and 23% of total revenues, respectively. The United Kingdom ("U.K."), France and Germany, collectively, account for 51% of Europe’s revenues; and China, Australia and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for 56% of APMEA’s revenues. These six markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise 70% of total revenues.
In analyzing business trends, management considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth and returns.

▪
Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain incentive compensation plans on these results because we believe this better represents the Company’s underlying business trends.

▪
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

▪
Systemwide sales include sales at all restaurants. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

▪
Return on incremental invested capital ("ROIIC") is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by dividing the change in operating income plus depreciation and amortization (numerator) by the cash used for investing activities (denominator), primarily capital expenditures. The calculation uses a constant average foreign exchange rate over the periods included in the calculation.

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE
The strength of the alignment between the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's success. This business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet customers' changing needs and preferences.

10 McDonald's Corporation 2012 Annual Report

McDonald's customer-focused Plan to Win ("Plan") provides a common framework for our global business while allowing for local adaptation. Through the execution of multiple initiatives surrounding the five pillars of our Plan—People, Products, Place, Price and Promotion—we have enhanced the restaurant experience for customers worldwide and grown global comparable sales and guest counts in each of the last nine years. This Plan, combined with financial discipline, has delivered strong results for our shareholders since its inception. To measure our performance as we continue to build the business, we have the following long-term, average annual constant currency financial targets:

▪	Systemwide sales growth of 3% to 5%;

▪	Operating income growth of 6% to 7%;

▪	ROIIC in the high teens.
Prior to 2012, we exceeded each of these financial targets every year since the Plan's implementation in 2003, after adjusting for the loss in 2007 from the Latin America developmental license transaction. These targets have enabled us to make the best decisions for the long-term benefit of our shareholders, and we believe they remain realistic and sustainable for a company of our size.
In 2012, Systemwide sales growth was 3% (5% in constant currencies), operating income growth was 1% (4% in constant currencies), one-year ROIIC was 15.4% and three-year ROIIC was 28.6% (see reconciliation on page 24). Persistent global economic headwinds, heightened competitive activity and inflationary costs impacted results. In addition, planned strategic decisions, such as the 2012 London Olympics sponsorship, investing in technology and the biennial Worldwide Owner/Operator convention, also impacted results.
In 2012, we continued to focus on customers' needs and remained aligned on our Plan and the three global growth priorities of optimizing our menu, modernizing the customer experience, and broadening accessibility to our brand. We believe these priorities are relevant and actionable, and combined with our competitive advantages, will drive long-term sustainable growth. Initiatives supporting these priorities resonated with customers and drove increases in global comparable sales and guest counts of 3.1% and 1.6%, respectively, despite challenging economies and a relatively flat or declining Informal Eating Out ("IEO") segment in most markets. In 2012, we continued to grow market share in the U.S., Europe and APMEA, amid a more competitive global environment and a slight decline in our fourth quarter comparable guest counts.
Comparable sales are impacted by guest counts, product mix shifts and menu pricing. Specific menu pricing actions across our system reflect local market conditions as well as other factors, notably food away from home and food at home inflation indices. In our Company-operated restaurants, we manage menu board prices to ensure value at all price points, increase profitability and mitigate inflation, all while trying to grow guest counts. In order to accomplish these objectives, we utilize a strategic pricing tool that balances price and product mix. Franchisees also have access to, and many utilize, this strategic pricing tool. In general, we believe franchisees employ a similar pricing strategy. We look to optimize product mix by utilizing a menu with entry-point value, core, premium and promotional offerings. We also introduce new products to meet customers' needs, which can expand average check and increase guest counts. In 2012, average prices increased at Company-operated restaurants in each area of the world, although increases varied by market and region.
U.S.
In the U.S., comparable sales increased for the tenth consecutive year, rising 3.3% in 2012, while comparable guest counts rose

1.9%. These results were achieved despite only modest growth in the IEO segment and heightened competitive activity. In the second half of the year, we experienced softer performance; therefore, we adjusted our plans to re-energize our all-day everyday value offerings while providing the menu variety customers expect from McDonald's.
In 2012, we continued to highlight beverages, value, breakfast, and our classic core favorites. We expanded our McCafé beverage offerings with the Chocolate Chip Frappé and Cherry Berry Chiller. Limited-time offers, such as Chicken McBites and the Cheddar Bacon Onion premium sandwiches, complemented our core menu offerings.
Modernizing the customer experience continued through our major remodeling initiative, which provides contemporary restaurant designs and retailing efforts. The enhanced appearance and functionality of our restaurants deliver a more relevant experience for our customers. Over 900 existing restaurants were remodeled during 2012 with the majority adding drive-thru capacity to capture additional guest counts.
We broadened the accessibility of our convenient locations through extended hours and efficient drive-thru service. More than half of our restaurants use some form of multiple order points to maximize drive-thru capacity, including 1,500 with hand-held order takers to help improve customer service times. To further build on our competitive advantage, we focused on operations excellence initiatives to drive customer satisfaction as we strive to deliver fast, accurate and friendly service with every order.
Europe
In Europe, comparable sales rose 2.4%, marking the ninth consecutive year of comparable sales increases, while guest counts declined 0.5%. While low consumer confidence continues to negatively affect overall retail sales and the IEO segment, we outperformed the market and grew market share. Major contributors to comparable sales were the U.K. and Russia. Despite ongoing economic challenges, the segment's priority remains growing the overall business by balancing a strong focus on our unique value offerings, ongoing premium product innovation, and new products.
Europe continued to see the benefit of providing a relevant, contemporary customer experience and completed almost 750 restaurant reimages. By the end of 2012, over 90% of restaurant interiors and approximately 50% of exteriors had been reimaged. Europe also invested in a roll-out of a new point-of-sale system, which allows us to continue to expand our menu offerings and improve order accuracy. By the end of 2012, over 2,200 restaurants had deployed this system.
We expanded our coffee business and have over 1,600 McCafé locations, which in Europe are generally separate areas inside the restaurants that serve specialty coffees, desserts and snacks. In addition, we increased our accessibility and convenience with extended operating hours, self-order kiosks, optimized drive-thrus, and opened over 250 new restaurants.
APMEA
In APMEA, comparable sales rose 1.4% and comparable guest counts rose 2.2%, despite a challenging year of economic pressures, partly due to Japan's uneven recovery and China's slower economic growth. Positive performance was driven by China, Australia and many other markets. Unique value platforms, great tasting premium menu selections, locally-relevant menu variety, and convenience and service enhancements differentiated the McDonald's experience. Australia launched the “Loose Change Menu,” which is a branded affordability menu, while China focused on breakfast, lunch, and dinner value platforms. Value initiatives were balanced with mid-tier offers, such as Bubble Tea in China, and premium limited-time offers, such as the Serious Lamb Burger and Wrap in Australia.

McDonald's Corporation 2012 Annual Report 11

Our breakfast business has expanded and is offered in approximately 75% of APMEA restaurants. Desserts continued to play a meaningful role, particularly in China, where we remain one of the largest ice cream retailers.
We opened over 750 new restaurants in APMEA, of which over 250 were in China, where we have made significant progress toward our goal of 2,000 restaurants by the end of 2013. Nearly two-thirds of APMEA restaurants are offering some form of extended operating hours and over 5,400 restaurants are open 24 hours. Delivery is offered in many APMEA markets and is now available in over 1,700 restaurants, including nearly 550 in China.
Since Japan's natural disaster in March of 2011, the economy remains a challenge. Despite a declining IEO segment, McDonald's is gaining market share through a value platform of 100, 250, and 500 YEN offerings, and family sharing boxes, such as 15-piece Chicken McNuggets. Japan augmented its value platform with strategic couponing to encourage add-on and Extra Value Meal purchases.
Consolidated
Globally, our approach to offering affordable value to our customers is complemented by a focus on driving operating efficiencies and leveraging our scale, supply chain infrastructure and our suppliers' risk management practices to manage costs. We were able to execute our strategies in every area of the world, grow comparable sales and control selling, general and administrative expenses. However, in 2012 we faced top- and bottom-line pressures, some a result of planned strategic decisions, and others driven by the external environment. As a result, combined operating margin (operating income as a percent of total revenues) was 31.2% in 2012, down 0.4 percentage points as compared to 2011.
In 2012, cash from operations was nearly $7.0 billion. Our substantial cash flow, strong credit rating and continued access to credit provide us flexibility to fund capital expenditures as well as return cash to shareholders. Capital expenditures of approximately $3.0 billion were invested in our business primarily to reimage existing restaurants and open new restaurants. Across the System, over 1,400 restaurants were opened and about 2,400 existing locations were reimaged. In addition, we returned $5.5 billion to shareholders consisting of $2.9 billion in dividends and $2.6 billion in share repurchases.
Cash from operations continues to benefit from our heavily franchised business model as the rent and royalty income received from owner/operators is a stable revenue stream that has relatively low costs. In addition, the franchise business model is less capital intensive than the Company-owned model. We believe locally-owned and operated restaurants maximize brand performance and are at the core of our competitive advantages, making McDonald's not just a global brand but also a locally– relevant one.
HIGHLIGHTS FROM THE YEAR INCLUDED:

▪	Comparable sales grew 3.1% and guest counts rose 1.6%, building on 2011 increases of 5.6% and 3.7%, respectively.

▪	Revenues increased 2% (5% in constant currencies).

▪	Operating income increased 1% (4% in constant currencies).

▪	Diluted earnings per share was $5.36, an increase of 2% (5% in constant currencies).

▪	Cash provided by operations was nearly $7.0 billion.

▪	One-year ROIIC was 15.4% and three-year ROIIC was 28.6% for the period ended December 31, 2012.

▪	The Company increased the quarterly cash dividend per share 10% to $0.77 for the fourth quarter—bringing our current annual dividend to $3.08 per share.

▪	The Company returned $5.5 billion to shareholders through dividends and share repurchases.
OUTLOOK FOR 2013
We will continue to build the business in 2013 and beyond by enhancing the customer experience across all pillars of our Plan and our three global growth priorities to optimize our menu, modernize the customer experience and broaden accessibility to our brand. We remain focused on seizing the long-term opportunities in the $1 trillion IEO segment by leveraging our competitive advantages. We have a brand advantage in convenience, menu variety and value, a resilient business model, and the experience and alignment throughout the McDonald's System to navigate the current environment.
Our number one priority continues to be satisfying our customers' needs by serving great-tasting, high-quality food in contemporary restaurants. This focus on our customers is particularly critical in this uncertain environment, where ongoing volatility continues to negatively impact consumer sentiment and spending. We anticipate a continued flat to declining IEO segment in many of the markets where we operate. Growing market share will remain our focus to attain sustainable and profitable long-term growth.
We will highlight promotions of our core menu favorites, while strategically expanding our menu with relevant new offerings across all dayparts, including premium products that can deliver a higher average check. We will place an even greater emphasis on scaling success quickly around the globe. For example, in many markets we will expand our innovative McBites line-up, introduce existing products like our blended ice beverages and large McWraps into new markets, and offer even more of the unique, flavor-based promotional food events that have been successful. We will emphasize our dayparts—like breakfast and extended hours—that are still growing globally in both established and emerging markets. We will enhance the customer experience by continuing to reimage our building interiors and exteriors and by providing our restaurant teams with the appropriate tools, training, and technology. The accessibility efforts will include increasing the level and variety of conveniences provided to our customers through new restaurant openings, extended operating hours, stronger value platforms, and faster, more accurate service through innovative order taking. With operational and financial discipline, we will execute these priorities to increase McDonald's brand relevance.
We will continue to build customer trust through our commitment to sustainability—including nutrition and well-being, a sustainable supply chain, environmental responsibility, employee experience, and the community.
U.S.
In 2013, the U.S. business will focus on driving sales and guest counts by enhancing the entire customer experience through the pillars of the Plan and the three global priorities. Our menu pipeline is more balanced in 2013, with a continued focus on great taste, quality ingredients and variety. We will satisfy our customers' needs with the food they crave by balancing core favorites with limited time offers and innovative new products across the menu. Menu news will be augmented with brand messages that highlight our quality food ingredients, efforts around promoting children's well-being and community involvement. We will enhance our Dollar Menu and introduce new products to highlight McDonald's value at every price point, across all menu categories. We are continuing our major remodel program by updating about 800 locations in 2013. At the same time, we are continuing to improve

12 McDonald's Corporation 2012 Annual Report

restaurant operations through appropriate staffing and a focus on friendly, accurate service as well as innovative order taking. In addition, we will increase the number of restaurants that operate 24 hours a day and strive to be our customers' favorite eating-out destination.
Europe
In Europe, we see growth opportunities in breakfast, core menu items, beverages, and extended hours. Our business plans are focused on building market share by emphasizing value across all dayparts and new restaurant growth. In some markets, our value offerings will evolve from a low-end entry price to multiple entry prices across our menu. This value menu evolution is intended to grow guest counts with compelling affordability and enhanced trade-up opportunities through an extended range of options. In 2013, we will reimage approximately 450 restaurants as we progress towards our goal of having 100% of our interiors and over 85% of our exteriors reimaged by the end of 2015. We will also open nearly 300 restaurants. We will leverage production and service enhancements by optimizing kitchen platforms and accelerating the deployment of technologies, such as updating the point-of-sale system and rolling out multiple order points via self-order kiosks, hand-held order devices and side-by-side drive-thrus. These initiatives will enhance the customer experience, help drive guest counts and improve labor efficiency. We will also continue to reduce our impact on the environment with energy management tools. Despite the near-term headwinds due to economic uncertainty and government-initiated austerity measures implemented in many countries, Europe offers significant long-term opportunity, and we are well-positioned to capitalize on this segment's potential.
APMEA
In APMEA, we will advance efforts to become our customers' favorite place and way to eat and drink by reinvigorating our long-term value platforms, accelerating growth at breakfast, and focusing on menu variety and convenience. Value will continue to be a key strategy and growth driver to build traffic with a focus across the menu at all dayparts, combined with trade-up strategies to build average check. For example, Australia will evolve its Loose Change Menu, and Japan will focus on building average check through trade-up opportunities with promotional products and a focus on breakfast. We plan to grow breakfast traffic in APMEA through increased marketing efforts, value, accessibility and operations excellence. The markets will continue to balance core and limited-time offers and will execute a series of exciting food events that celebrate our core menu and the segment's all-time favorite product offerings. At the same time, we will continue to leverage the diversity of the segment to identify and scale new products and platforms. Convenience initiatives will focus on optimizing our drive-thru and delivery services through operation efficiencies and online capabilities. In China, for example, a new web-ordering system will enhance the customer experience and drive new demand through delivery. We will grow our business by opening approximately 850 new restaurants and reimaging about 225 existing restaurants while elevating our focus on service and operations. In China, we will continue to build a foundation for long-term growth by opening over 300 restaurants, consistent with our goal of reaching 2,000 restaurants by the end of 2013.
Consolidated
Globally, we will maintain financial discipline by effectively managing spending. In making capital allocation decisions, our goal is to make investments that elevate the McDonald's experience and drive sustainable growth in sales and market share. We focus on markets that generate acceptable returns or have opportunities for long-term growth. We remain committed to returning all of our free cash flow (cash from operations less capital expenditures) to shareholders over the long-term via dividends and share repurchases.
McDonald's does not provide specific guidance on diluted earnings per share. The following information is provided to assist in analyzing the Company's results:

▪
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2.5 percentage points to 2013 Systemwide sales growth (in constant currencies), most of which will be due to the 1,135 net traditional restaurants added in 2012.

▪
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point increase in comparable sales for either the U.S. or Europe would increase annual diluted earnings per share by about 4 cents.

▪
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2013, the total basket of goods cost is expected to increase 1.5-2.5% in the U.S. and 3-4% in Europe.

▪	The Company expects full-year 2013 selling, general and administrative expenses to increase approximately 2-3% in constant currencies, with fluctuations expected between the quarters.

▪	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2013 to increase approximately 4-6% compared with 2012.

▪
A significant part of the Company's operating income is generated outside the U.S., and about 35% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 25 cents.

▪
The Company expects the effective income tax rate for the full-year 2013 to be 31% to 33%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range. As a result of the American Taxpayer Relief Act of 2012, our income tax provision for the first quarter of 2013 will include a tax benefit of about $50 million reflecting the retroactive impact of certain tax benefits, which may result in a first quarter effective tax rate below the full year range.

▪
The Company expects capital expenditures for 2013 to be approximately $3.2 billion. Over half of this amount will be used to open new restaurants. The Company expects to open between 1,500 - 1,600 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of between 1,200 - 1,300 traditional restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. More than 1,600 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

McDonald's Corporation 2012 Annual Report 13

Consolidated Operating Results

Operating results
		2012		2011	2010
Dollars in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$18,603	2%	$18,293	13%	$16,233
Revenues from franchised restaurants	8,964	3	8,713	11	7,842
Total revenues	27,567	2	27,006	12	24,075
Operating costs and expenses
Company-operated restaurant expenses	15,224	3	14,838	14	13,060
Franchised restaurants-occupancy expenses	1,527	3	1,481	8	1,378
Selling, general & administrative expenses	2,455	3	2,394	3	2,333
Impairment and other charges (credits), net	8	nm	(4)	nm	29
Other operating (income) expense, net	(252)	(8)	(233)	(18)	(198)
Total operating costs and expenses	18,962	3	18,476	11	16,602
Operating income	8,605	1	8,530	14	7,473
Interest expense	517	5	493	9	451
Nonoperating (income) expense, net	9	(64)	25	13	22
Income before provision for income taxes	8,079	1	8,012	14	7,000
Provision for income taxes	2,614	4	2,509	22	2,054
Net income	$5,465	(1%)	$5,503	11%	$4,946
Earnings per common share—diluted	$5.36	2%	$5.27	15%	$4.58
Weighted-average common shares outstanding— diluted	1,020.2	(2%)	1,044.9	(3%)	1,080.3
nm Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by financing in local currencies, hedging certain foreign-denominated cash flows, and purchasing goods and services in local currencies.
In 2012, foreign currency translation had a negative impact on consolidated operating results primarily due to the weaker Euro, along with most other currencies. In 2011, foreign currency translation had a positive impact on consolidated operating results driven by the stronger Euro and Australian Dollar, as well as most other currencies. In 2010, foreign currency translation had a positive impact on consolidated operating results driven by stronger global currencies, primarily the Australian Dollar and Canadian Dollar, partly offset by the weaker Euro.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2012	2011	2010	2012	2011	2010
Revenues	$27,567	$27,006	$24,075	$(726)	$944	$188
Company-operated margins	3,379	3,455	3,173	(97)	134	35
Franchised margins	7,437	7,232	6,464	(204)	213	(14)
Selling, general & administrative expenses	2,455	2,394	2,333	40	(55)	(12)
Operating income	8,605	8,530	7,473	(261)	301	13
Net income	5,465	5,503	4,946	(178)	195	13
Earnings per common share—diluted	5.36	5.27	4.58	(0.17)	0.19	0.01

14 McDonald's Corporation 2012 Annual Report

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2012, net income decreased 1% (increased 3% in constant currencies) to $5.5 billion and diluted earnings per common share increased 2% (5% in constant currencies) to $5.36. Foreign currency translation had a negative impact of $0.17 per share on diluted earnings per share. Net income and diluted earnings per share growth in constant currencies were positively impacted by growth in franchised margin dollars, partly offset by a higher effective income tax rate and higher selling, general and administrative expenses. A decrease of 2% in diluted weighted average shares outstanding also contributed to the diluted earnings per share growth in 2012.
In 2011, net income increased 11% (7% in constant currencies) to $5.5 billion and diluted earnings per common share increased

15% (11% in constant currencies) to $5.27. Foreign currency translation had a positive impact of $0.19 per share on diluted earnings per share. Net income and diluted earnings per share growth in 2011 in constant currencies were positively impacted by growth in franchised margin dollars, and to a lesser extent, Company-operated margin dollars, partly offset by a higher effective income tax rate. A decrease of 3% in diluted weighted average shares outstanding also contributed to the diluted earnings per share growth in 2011.
The Company repurchased 28.1 million shares of its stock for $2.6 billion in 2012 and 41.9 million shares of its stock for $3.4 billion in 2011, driving reductions in weighted average shares outstanding on a diluted basis in both periods.

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
In 2012 and 2011, constant currency revenue growth was driven primarily by positive comparable sales as well as expansion.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2012	2011	2010	2012	2011	2012	2011
Company-operated sales:
U.S.	$4,530	$4,433	$4,229	2%	5%	2%	5%
Europe	7,850	7,852	6,932	0	13	6	8
APMEA	5,350	5,061	4,297	6	18	5	11
Other Countries & Corporate	873	947	775	(8)	22	(7)	17
Total	$18,603	$18,293	$16,233	2%	13%	4%	8%
Franchised revenues:
U.S.	$4,284	$4,096	$3,883	5%	5%	5%	5%
Europe	2,977	3,034	2,637	(2)	15	5	9
APMEA	1,041	958	769	9	25	9	14
Other Countries & Corporate	662	625	553	6	13	11	8
Total	$8,964	$8,713	$7,842	3%	11%	6%	8%
Total revenues:
U.S.	$8,814	$8,529	$8,112	3%	5%	3%	5%
Europe	10,827	10,886	9,569	(1)	14	6	8
APMEA	6,391	6,019	5,066	6	19	6	11
Other Countries & Corporate	1,535	1,572	1,328	(2)	18	0	14
Total	$27,567	$27,006	$24,075	2%	12%	5%	8%

In the U.S., the increase in revenues in 2012 was primarily due to positive comparable sales. Everyday value offerings, menu variety and the enhanced customer experience due to reimaging contributed positively to results, despite broad competitive activity. Revenues in 2011 were positively impacted by the ongoing appeal of our iconic core products and the success of new products, including additions to the McCafé beverage line, as well as continued focus on everyday value, convenience and modernizing the customer experience.
Europe’s constant currency increases in revenues in 2012 and 2011 were primarily driven by positive comparable sales in the U.K. and Russia, the segment's two largest Company-operated restaurant markets, as well as expansion in Russia. Revenues in 2011 also benefited from comparable sales increases in France and Germany.

In APMEA, the constant currency increase in revenues in 2012 was driven by positive comparable sales in China, Australia and many other markets. The constant currency increase in revenues in 2011 was primarily driven by comparable sales increases in China and most other markets. Expansion, primarily in China, also contributed to revenue growth in both periods.

McDonald's Corporation 2012 Annual Report 15

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2012		2011		2010
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	3.3%	1.9%	4.8%	3.3%	3.8%	5.3%
Europe	2.4	(0.5)	5.9	3.4	4.4	2.7
APMEA	1.4	2.2	4.7	4.3	6.0	4.9
Other Countries & Corporate	7.7	3.0	10.1	4.5	11.3	8.3
Total	3.1%	1.6%	5.6%	3.7%	5.0%	4.9%

Systemwide sales increases/(decreases)

	Excluding currency translation
	2012	2011	2012	2011
U.S.	4%	5%	4%	5%
Europe	(2)	14	5	9
APMEA	5	16	6	7
Other Countries & Corporate	4	17	10	12
Total	3%	11%	5%	7%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase excluding currency translation
Dollars in millions	2012	2011	2010	2012	2011	2012	2011
U.S.	$31,063	$29,739	$28,166	4%	6%	4%	6%
Europe	16,857	17,243	15,049	(2)	15	5	9
APMEA	13,723	13,041	11,373	5	15	6	6
Other Countries & Corporate	8,044	7,625	6,559	5	16	12	12
Total	$69,687	$67,648	$61,147	3%	11%	6%	7%

 RESTAURANT MARGINS

▪	Franchised margins
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about two-thirds of the combined restaurant margins in 2012, 2011 and 2010. Franchised margin dollars increased $205 million or 3% (6% in constant currencies) in 2012 and $768 million or 12% (9% in constant currencies) in 2011. Positive comparable sales were the primary driver of the constant currency growth in franchised margin dollars in both years.

Franchised margins

In millions	2012	2011	2010
U.S.	$3,594	$3,436	$3,239
Europe	2,352	2,400	2,063
APMEA	924	858	686
Other Countries & Corporate	567	538	476
Total	$7,437	$7,232	$6,464

Percent of revenues
U.S.	83.9%	83.9%	83.4%
Europe	79.0	79.1	78.2
APMEA	88.8	89.5	89.3
Other Countries & Corporate	85.6	86.1	86.0
Total	83.0%	83.0%	82.4%
In the U.S., the franchised margin percent was flat in 2012 as comparable sales performance was offset by higher depreciation related to reimaging. The increase in 2011 was primarily due to positive comparable sales, partly offset by higher occupancy expenses.
In Europe, the franchised margin percent decrease in 2012 reflected positive comparable sales and higher occupancy costs. The increase in 2011 was primarily due to positive comparable sales, partly offset by higher occupancy expenses.

16 McDonald's Corporation 2012 Annual Report

In APMEA, the franchised margin percent decrease in 2012 was primarily due to Australia, which was partly impacted by the 2012 change in classification of certain amounts from revenues to restaurant occupancy expenses. Although the change in classification resulted in a decrease to the franchised margin percentage, there was no impact on the reported franchised margin dollars. The increase in 2011 was primarily due to a contractual escalation in the royalty rate for Japan in addition to positive comparable sales in most markets, partly offset by a negative impact from the strengthening of the Australian dollar.
The franchised margin percent in APMEA and Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

▪	Company-operated margins
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars decreased $76 million or 2% (increased 1% in constant currencies) in 2012, and increased $282 million or 9% (5% in constant currencies) in 2011. In 2012, Company-operated margin dollars were negatively impacted by foreign currency translation of $97 million, primarily in Europe. On a constant currency basis, the increase in Company-operated margin dollars was due to positive performance in Europe, offset by lower results in APMEA and the U.S. as positive comparable sales were more than offset by higher costs. The growth in Company-operated margin dollars in 2011 was driven by positive comparable sales partly offset by higher costs, primarily commodity costs, in all segments. Foreign currency translation also had a positive impact on results.
Company-operated margins

In millions	2012	2011	2010
U.S.	$883	$914	$902
Europe	1,501	1,514	1,373
APMEA	849	876	764
Other Countries & Corporate	146	151	134
Total	$3,379	$3,455	$3,173

Percent of sales
U.S.	19.5%	20.6%	21.3%
Europe	19.1	19.3	19.8
APMEA	15.9	17.3	17.8
Other Countries & Corporate	16.8	16.0	17.2
Total	18.2%	18.9%	19.6%
In the U.S., the Company-operated margin percent decreased in 2012 primarily due to higher commodity and labor costs, partly offset by positive comparable sales. The margin percent decreased in 2011 due to higher commodity and occupancy costs, partly offset by positive comparable sales.
Europe’s Company-operated margin percent decreased in 2012 primarily due to higher labor and commodity costs across several markets, despite positive comparable sales in Russia and the U.K. The margin percent decreased in 2011 as higher commodity, labor, and occupancy costs were partly offset by positive comparable sales.
In APMEA, the Company-operated margin percent in 2012 decreased primarily due to higher labor and occupancy costs, partly offset by positive comparable sales. The margin percent decreased in 2011 as higher commodity, labor and occupancy costs were partly offset by positive comparable sales. Acceleration of new restaurant openings in China negatively impacted the margin percent in both periods. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.
Supplemental information regarding Company-operated restaurants
We continually review our restaurant ownership mix with a goal of improving local relevance, profits and returns. In most cases, franchising is the best way to achieve these goals, but as previously stated, Company-operated restaurants are also important to our success.
We report results for Company-operated restaurants based on their sales, less costs directly incurred by that business including occupancy costs. We report the results for franchised restaurants based on franchised revenues, less associated occupancy costs. For this reason and because we manage our business based on geographic segments and not on the basis of our ownership structure, we do not specifically allocate selling, general and administrative expenses and other operating (income) expenses to Company-operated or franchised restaurants. Other operating items that relate to the Company-operated restaurants generally include gains/losses on sales of restaurant businesses and write-offs of equipment and leasehold improvements.
We believe the following information about Company-operated restaurants in our most significant segments provides an additional perspective on this business. Management of the Company considers this information when evaluating restaurant ownership mix, subject to other relevant considerations.
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
While we believe that the following information provides a perspective in evaluating our Company-operated business, it is not intended as a measure of our operating performance or as an alternative to operating income or restaurant margins as reported by the Company in accordance with accounting principles generally accepted in the U.S. In particular, as noted previously, we do not allocate selling, general and administrative expenses to our Company-operated business. However, we believe that about $50,000 per restaurant, on average, is the typical cost to support this business in the U.S. The actual costs in markets outside the
U.S. will vary depending on local circumstances and the organizational structure of the market. These costs reflect the indirect services we believe are necessary to provide the appropriate support of the restaurant.

McDonald's Corporation 2012 Annual Report 17

	U.S.			Europe
Dollars in millions	2012	2011	2010	2012	2011	2010
As reported
Number of Company-operated restaurants at year end	1,552	1,552	1,550	2,017	1,985	2,005
Sales by Company-operated restaurants	$4,530	$4,433	$4,229	$7,850	$7,852	$6,932
Company-operated margin	$883	$914	$902	$1,501	$1,514	$1,373
Store operating margin
Company-operated margin	$883	$914	$902	$1,501	$1,514	$1,373
Plus:
Outside rent expense(1)	59	56	60	245	242	223
Depreciation—buildings & leasehold improvements(1)	77	69	65	123	118	105
Less:
Rent & royalties(2)	(668)	(651)	(619)	(1,603)	(1,598)	(1,409)
Store operating margin	$351	$388	$408	$266	$276	$292
Brand/real estate margin
Rent & royalties(2)	$668	$651	$619	$1,603	$1,598	$1,409
Less:
Outside rent expense(1)	(59)	(56)	(60)	(245)	(242)	(223)
Depreciation—buildings & leasehold improvements(1)	(77)	(69)	(65)	(123)	(118)	(105)
Brand/real estate margin	$532	$526	$494	$1,235	$1,238	$1,081

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

(2)
Reflects average Company-operated rent and royalties (as a percent of sales: U.S.: 2012 – 14.7%; 2011 – 14.7%; 2010 – 14.6%; Europe: 2012 – 20.4%; 2011 – 20.4%; 2010 – 20.3%). This adjustment is made to reflect expense in Store operating margin and income in Brand/real estate margin. Countries within Europe have varying economic profiles and a wide range of rent and royalty rates as a percentage of sales.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses increased 3% (4% in constant currencies) in 2012 and increased 3% (flat in constant currencies) in 2011. The growth rate for 2012 was primarily due to higher employee costs, the 2012 London Olympics sponsorship, higher technology related costs and the 2012 Worldwide Owner/Operator Convention, partly offset by lower incentive-based compensation. The growth rate for 2011 was flat as higher employee and other costs were offset by lower incentive-based compensation and costs in 2010 related to the Vancouver Olympics and the Company’s 2010 Worldwide Owner/Operator Convention.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2012	2011	2010	2012	2011	2012	2011
U.S.	$782	$779	$781	0%	0%	0%	0%
Europe	695	699	653	(1)	7	5	2
APMEA	353	341	306	4	12	3	5
Other Countries & Corporate(1)	625	575	593	9	(3)	9	(4)
Total	$2,455	$2,394	$2,333	3%	3%	4%	0%

(1)
Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general and administrative expenses as a percent of revenues were 8.9% in 2012 and 2011, and 9.7% in 2010. Selling, general and administrative expenses as a percent of Systemwide sales were 2.8% in 2012 and 2011, and 3.0% in 2010. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support the overall McDonald's business.

18 McDonald's Corporation 2012 Annual Report

IMPAIRMENT AND OTHER CHARGES (CREDITS), NET
Impairment and other charges (credits), net

In millions	2012	2011	2010
Europe	$7		$1
APMEA		$(4)	49
Other Countries & Corporate	1		(21)
Total	$8	$(4)	$29
In 2010, the Company recorded expense of $29 million primarily related to its share of restaurant closing costs in McDonald’s Japan in conjunction with the strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.
OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2012	2011	2010
Gains on sales of restaurant businesses	$(152)	$(82)	$(79)
Equity in earnings of unconsolidated affiliates	(144)	(178)	(164)
Asset dispositions and other expense	44	27	45
Total	$(252)	$(233)	$(198)

▪	Gains on sales of restaurant businesses
Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants. The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business. Gains on sales of restaurant businesses increased in 2012 due primarily to sales of restaurants in China to developmental licensees, as well as sales of restaurants in Europe and Canada.

▪	Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates, but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. is reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Equity in earnings of unconsolidated affiliates decreased in 2012 due to lower operating results, primarily in Japan. Results in 2011 reflected a benefit from stronger foreign currencies, partly offset by the decline in the number of unconsolidated partnerships in the U.S.

▪	Asset dispositions and other expense
Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses. Asset dispositions and other expense increased in 2012 primarily due to lower gains on unconsolidated partnership dissolutions in the U.S. Results in 2011 reflected higher gains on unconsolidated partnership dissolutions in the U.S.

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase excluding currency translation
Dollars in millions	2012	2011	2010	2012	2011	2012	2011
U.S.	$3,751	$3,666	$3,446	2%	6%	2%	6%
Europe	3,196	3,227	2,797	(1)	15	6	10
APMEA	1,566	1,526	1,200	3	27	3	17
Other Countries & Corporate	92	111	30	(17)	nm	9	nm
Total	$8,605	$8,530	$7,473	1%	14%	4%	10%
nm Not meaningful

In the U.S., results for 2012 increased due to higher franchised margin dollars, partly offset by lower other operating income and Company-operated margin dollars. Results for 2011 increased primarily due to higher combined restaurant margin dollars, mostly from franchised margin dollars.
In Europe, results for 2012 were driven by strong operating performance in Russia and the U.K. The segment's constant currency operating results benefited from higher franchised margin dollars, and to a lesser extent, Company-operated margin dollars. These results also benefited from higher gains on sales of restaurants, primarily in France and Germany, partly offset by incremental selling, general and administrative expenses related to the 2012 London Olympics. Results for 2011 were driven by stronger operating performance in France, the U.K., Russia and Germany, and higher combined restaurant margin dollars, primarily franchised margin dollars.

In APMEA, results for 2012 increased primarily due to higher franchised margin dollars and gains on sales of restaurants in China to developmental licensees, partly offset by lower Company-operated margin dollars and lower operating results in Japan. Results for 2011 increased due to stronger operating results in many markets. Impairment charges in 2010 also positively impacted the constant currency growth rate for 2011 by 4 percentage points.

▪	Combined operating margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin for 2012, 2011 and 2010 was 31.2%, 31.6% and 31.0%, respectively.

McDonald's Corporation 2012 Annual Report 19

INTEREST EXPENSE
Interest expense increased 5% and 9% in 2012 and 2011, respectively, primarily due to higher average debt balances, partly offset by lower average interest rates. Stronger foreign currencies also contributed to the increase in 2011.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2012	2011	2010
Interest income	$(28)	$(39)	$(20)
Foreign currency and hedging activity	9	9	(2)
Other expense	28	55	44
Total	$9	$25	$22
Interest income consists primarily of interest earned on short-term cash investments. Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
PROVISION FOR INCOME TAXES
In 2012, 2011 and 2010, the reported effective income tax rates were 32.4%, 31.3% and 29.3%, respectively.
In 2012, the effective income tax rate reflected the negative impact of certain tax benefits in the U.S. that had expired at December 31, 2011. In January 2013, the United States enacted the American Taxpayer Relief Act of 2012 ("Act"). The Act reinstated, retroactive to January 1, 2012, certain tax benefits that had previously expired. However, in accordance with the financial accounting standards for income taxes, the Company is required to account for the effects of changes in tax laws in the period the legislation is enacted.
In 2011, the effective income tax rate reflected lower tax benefits related to certain foreign tax credits, partially offset by nonrecurring deferred tax benefits related to certain foreign operations.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.5 billion in 2012 and 2011. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
ACCOUNTING CHANGES

▪	Fair value measurements
In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to Topic 820 – Fair Value Measurement of the Accounting Standards Codification ("ASC"). This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company adopted this guidance effective January 1, 2012, as required, and it did not have a significant impact on its consolidated financial statements.

▪	Comprehensive Income
In June 2011, the FASB issued an update to Topic 220 – Comprehensive Income of the ASC. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements. The Company adopted this new guidance in 2012, as required, and included a separate Consolidated statement of comprehensive income in this Form 10-K.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $7.0 billion and exceeded capital expenditures by $3.9 billion in 2012, while cash provided by operations totaled $7.2 billion and exceeded capital expenditures by $4.4 billion in 2011. In 2012, cash provided by operations decreased $184 million or 3% compared with 2011 despite increased operating results, primarily due to higher income tax payments and the negative impact of foreign currency translation on operating results. In 2011, cash provided by operations increased $808 million or 13% compared with 2010 primarily due to higher operating results.
Cash used for investing activities totaled $3.2 billion in 2012, an increase of $596 million compared with 2011. The increase primarily reflected higher capital expenditures, an increase in other investing activities related to short-term time deposits, and lower proceeds from sales of restaurant businesses. Cash used for investing activities totaled $2.6 billion in 2011, an increase of $515 million compared with 2010. This reflected higher capital expenditures, partly offset by higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $3.8 billion in 2012, a decrease of $683 million compared with 2011, primarily due to lower treasury stock purchases and higher net debt issuances, partly offset by higher dividend payments. Cash used for financing activities totaled $4.5 billion in 2011, an increase of $804 million compared with 2010, primarily due to higher treasury stock purchases, higher dividend payments and lower proceeds from stock option exercises, partly offset by higher net debt issuances.
The Company’s cash and equivalents balance was $2.3 billion at year end 2012 and 2011. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2012, the Company opened 1,404 traditional restaurants and 35 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 269 traditional restaurants and 200 satellite restaurants. In 2011, the Company opened 1,118 traditional restaurants and 32 satellite restaurants, and closed 246 traditional restaurants and 131 satellite restaurants. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end(1)

	2012	2011	2010
U.S.	14,157	14,098	14,027
Europe	7,368	7,156	6,969
APMEA	9,454	8,865	8,424
Other Countries & Corporate	3,501	3,391	3,317
Total	34,480	33,510	32,737

(1)
Includes satellite units at December 31, 2012, 2011 and 2010 as follows: U.S.—997, 1,084, 1,112; Europe—246, 240, 239; APMEA (primarily Japan)—871, 949, 1,010; Other Countries & Corporate—453, 459, 470.

20 McDonald's Corporation 2012 Annual Report

Approximately 65% of Company-operated restaurants and over 75% of franchised restaurants were located in the major markets at the end of 2012. Over 80% of the restaurants at year-end 2012 were franchised.
Capital expenditures increased $319 million or 12% in 2012, and increased $595 million or 28% in 2011, primarily due to higher reinvestment in existing restaurants and higher investment in new restaurants. The higher reinvestment reflects the Company's commitment to grow sales through initiatives such as reimaging in many markets around the world. The increase related to new restaurants reflects our commitment to broaden accessibility to our brand.
Capital expenditures invested in major markets, excluding Japan, represented about 70% of the total in 2012, 2011 and 2010. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.
Capital expenditures

In millions	2012	2011	2010
New restaurants	$1,340	$1,193	$968
Existing restaurants	1,615	1,432	1,089
Other(1)	94	105	78
Total capital expenditures	$3,049	$2,730	$2,135
Total assets	$35,386	$32,990	$31,975

(1)	Primarily corporate equipment and other office-related expenditures.
New restaurant investments in all years were concentrated in markets with acceptable returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $2.9 million in 2012.
The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2012 and 2011.
SHARE REPURCHASES AND DIVIDENDS
For the last three years, the Company returned a total of $16.5 billion to shareholders through a combination of share repurchases and dividends.
Shares repurchased and dividends

In millions, except per share data	2012	2011	2010
Number of shares repurchased	28.1	41.9	37.8
Shares outstanding at year end	1,003	1,021	1,054
Dividends declared per share	$2.87	$2.53	$2.26

Treasury stock purchases (in Shareholders' equity)	$2,605	$3,373	$2,648
Dividends paid	2,897	2,610	2,408
Total returned to shareholders	$5,502	$5,983	$5,056

In September 2009, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date ("2009 Program"). As most of the amount authorized under the 2009 Program was utilized, the Company’s Board of Directors terminated the 2009 Program and replaced it with a new share repurchase program, effective August 1, 2012, that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. In 2012, approximately 8.4 million shares were repurchased for $748 million under the new program.
The Company has paid dividends on its common stock for 37 consecutive years and has increased the dividend amount every year. The 2012 full year dividend of $2.87 per share reflects the quarterly dividend paid for each of the first three quarters of $0.70 per share, with an increase to $0.77 per share paid in the fourth quarter. This 10% increase in the quarterly dividend equates to a $3.08 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets increased $2.4 billion or 7% in 2012. Excluding the effect of changes in foreign currency exchange rates, total assets increased $2.0 billion in 2012. Over 75% of total assets were in major markets at year-end 2012. Net property and equipment increased $1.8 billion in 2012 and represented about 70% of total assets at year end. Excluding the effect of changes in foreign currency exchange rates, net property and equipment increased $1.4 billion primarily due to capital expenditures, partly offset by depreciation.
Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.

	2012	2011	2010
Return on average assets	25.4%	26.0%	24.7%
Return on average common equity	37.5	37.7	35.3
In 2012, return on average assets and return on average common equity decreased due to the negative impact of foreign currency translation primarily on operating income and net income. In 2011, return on average assets and return on average common equity benefited from strong global operating results and the positive impact of foreign currency translation. Operating income, as reported, does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about two percentage points for all years presented.

McDonald's Corporation 2012 Annual Report 21

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2012 totaled $13.6 billion, compared with $12.5 billion at December 31, 2011. The net increase in 2012 was primarily due to net issuances of $1.2 billion.
Debt highlights(1)

	2012	2011	2010
Fixed-rate debt as a percent of total debt(2,3)	74%	69%	66%
Weighted-average annual interest rate of total debt(3)	4.0	4.2	4.3
Foreign currency-denominated debt as a percent of total debt(2)	36	40	41
Total debt as a percent of total Capitalization (total debt and total Shareholders' equity)(2)	47	46	44
Cash provided by operations as a percent of total debt(2)	51	57	55

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2012, the Company had $5.4 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has $1.5 billion available under committed line of credit agreements as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements in this Form 10-K). Debt maturing in 2013 is approximately $690 million of long-term corporate debt. In 2013, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. As of December 31, 2012, the Company also had $581 million of foreign currency borrowings outstanding primarily under uncommitted line of credit agreements.
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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $4.9 billion and $5.0 billion for the years ended December 31, 2012 and 2011, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2012, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2012	2011
Euro	$6,692	$5,905
Australian Dollars	2,450	2,409
Canadian Dollars	1,319	1,224
British Pounds Sterling	1,117	726
Russian Ruble	651	594
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received in the U.S. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2012 levels nor a 10% adverse change in foreign currency rates from 2012 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the United States where we earn over 60% of our operating income. A significant portion of these historical earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company

22 McDonald's Corporation 2012 Annual Report

has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal or state income taxes have been provided on the undistributed foreign earnings. The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $2.1 billion as of December 31, 2012. We do not intend, nor do we foresee a need, to repatriate these funds.
Consistent with prior years, we expect existing domestic cash and equivalents, domestic cash flows from operations, annual repatriation of a portion of the current period's foreign earnings, and the issuance of domestic debt to continue to be sufficient to fund our domestic operating, investing, and financing activities. We also continue to expect existing foreign cash and equivalents and foreign cash flows from operations to be sufficient to fund our foreign operating, investing, and financing activities.
In the future, should we require more capital to fund activities in the United States than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions. This could also result in a higher effective tax rate in the future.
While the likelihood is remote, to the extent foreign cash is available, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) which could result in a use of cash. This could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to the Income Taxes note to the consolidated financial statements in this Form 10-K for further information related to our income taxes and the undistributed earnings of the Company's foreign subsidiaries.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2012. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements in this Form 10-K for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2013	$1,352		$2,562
2014	1,259	$659	2,484
2015	1,130	1,168	2,382
2016	1,020	2,437	2,261
2017	918	1,053	2,130
Thereafter	6,844	8,273	17,047
Total	$12,523	$13,590	$28,866

(1)
The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.5 billion, as they are supported by a long-term line of credit agreement expiring in November 2016. Debt obligations do not include $42 million of noncash fair value hedging adjustments or $217 million of accrued interest.

The Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of IRS limitations. At December 31, 2012, total liabilities for the supplemental plans were $493 million, and total liabilities for gross unrecognized tax benefits were $482 million.
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

▪	Property and equipment
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

▪	Share-based compensation
The Company has a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units ("RSUs") to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and generally amortized over their vesting period.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected

McDonald's Corporation 2012 Annual Report 23

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

▪	Long-lived assets impairment review
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

▪	Litigation accruals
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

▪	Income taxes
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
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. In 2012, the Internal Revenue Service ("IRS") completed its examination of the Company's U.S. federal income tax returns for 2007 and 2008. The Company and the IRS reached an agreement on adjustments that had been previously proposed by the IRS. The agreement did not have a material impact on the Company's cash flows, results of operations or financial position. The Company's 2009 and 2010 U.S. federal income tax returns are currently under examination and the completion of the field examination is expected in 2013.
Deferred U.S. income taxes have not been recorded for temporary differences totaling $14.8 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
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
RECONCILIATION OF RETURNS ON INCREMENTAL INVESTED CAPITAL
ROIIC is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the business units, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization from the base period.
The denominator is the weighted-average cash used for investing activities during the applicable one-or three-year period. The weighted-average cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2012 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2012 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2011 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full-year impact on 2012 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2011 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.
The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

24 McDonald's Corporation 2012 Annual Report

One-year ROIIC calculation (dollars in millions):

Years ended December 31,	2012	2011	Incremental change
NUMERATOR:
Operating income	$8,604.6	$8,529.7	$74.9
Depreciation and amortization	1,488.5	1,415.0	73.5
Currency translation(1)			286.1
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$434.5
DENOMINATOR:
Weighted-average cash used for investing activities(2)			$2,826.3
Currency translation(1)			3.0
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$2,829.3
One-year ROIIC			15.4%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)
Represents one-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the two-year period ended December 31, 2012.

	Years ended December 31,
	2012	2011
Cash used for investing activities	$3,167.3	$2,570.9
AS A PERCENT
Quarters ended:
March 31	87.5%	12.5%
June 30	62.5	37.5
September 30	37.5	62.5
December 31	12.5	87.5

Three-year ROIIC calculation (dollars in millions):

Years ended December 31,	2012	2009	Incremental change
NUMERATOR:
Operating income	$8,604.6	$6,841.0	$1,763.6
Depreciation and amortization	1,488.5	1,216.2	272.3
Currency translation(3)			(65.3)
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$1,970.6
DENOMINATOR:
Weighted-average adjusted cash used for investing activities(4)			$6,959.1
Currency translation(3)			(70.0)
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$6,889.1
Three-year ROIIC			28.6%

(3)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(4)
Represents three-year weighted-average adjusted cash used for investing activities, determined by applying the weightings below to the adjusted cash used for investing activities for each quarter in the four-year period ended December 31, 2012.

	Years ended December 31,
	2012	2011	2010	2009
Cash used for investing activities	$3,167.3	$2,570.9	$2,056.0	$1,655.3
Less: Cash generated from investing activities related to
Redbox transaction				(144.9)
Adjusted cash used for investing activities	$3,167.3	$2,570.9	$2,056.0	$1,800.2
AS A PERCENT
Quarters ended:
March 31	87.5%	100.0%	100.0%	12.5%
June 30	62.5	100.0	100.0	37.5
September 30	37.5	100.0	100.0	62.5
December 31	12.5	100.0	100.0	87.5

McDonald's Corporation 2012 Annual Report 25

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2013. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 22 of the Form 10-K.

26 McDonald's Corporation 2012 Annual Report

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2012	2011	2010
REVENUES
Sales by Company-operated restaurants	$18,602.5	$18,292.8	$16,233.3
Revenues from franchised restaurants	8,964.5	8,713.2	7,841.3
Total revenues	27,567.0	27,006.0	24,074.6
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	6,318.2	6,167.2	5,300.1
Payroll & employee benefits	4,710.3	4,606.3	4,121.4
Occupancy & other operating expenses	4,195.2	4,064.4	3,638.0
Franchised restaurants-occupancy expenses	1,527.0	1,481.5	1,377.8
Selling, general & administrative expenses	2,455.2	2,393.7	2,333.3
Impairment and other charges (credits), net	8.0	(3.9)	29.1
Other operating (income) expense, net	(251.5)	(232.9)	(198.2)
Total operating costs and expenses	18,962.4	18,476.3	16,601.5
Operating income	8,604.6	8,529.7	7,473.1
Interest expense-net of capitalized interest of $15.9, $14.0 and $12.0	516.6	492.8	450.9
Nonoperating (income) expense, net	9.0	24.7	21.9
Income before provision for income taxes	8,079.0	8,012.2	7,000.3
Provision for income taxes	2,614.2	2,509.1	2,054.0
Net income	$5,464.8	$5,503.1	$4,946.3
Earnings per common share–basic	$5.41	$5.33	$4.64
Earnings per common share–diluted	$5.36	$5.27	$4.58
Dividends declared per common share	$2.87	$2.53	$2.26
Weighted-average shares outstanding–basic	1,010.1	1,032.1	1,066.0
Weighted-average shares outstanding–diluted	1,020.2	1,044.9	1,080.3
See Notes to consolidated financial statements.

McDonald's Corporation 2012 Annual Report 27

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2012	2011	2010
Net income	$5,464.8	$5,503.1	$4,946.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	274.7	(310.5)	(3.0)
Reclassification of (gain) loss to net income	(0.1)	25.4
Foreign currency translation adjustments-net of tax benefit (expense) of $(47.9), $61.0 and $52.2	274.6	(285.1)	(3.0)
Cash flow hedges:
Gain (loss) recognized in AOCI	19.8	(12.2)	6.5
Reclassification of (gain) loss to net income	10.8	1.8	(8.0)
Cash flow hedges-net of tax benefit (expense) of $(8.8), $5.8 and $1.1	30.6	(10.4)	(1.5)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	33.1	(8.1)	9.3
Reclassification of (gain) loss to net income	8.4	0.4	0.7
Defined benefit pension plans-net of tax benefit (expense) of $(16.6), $2.9 and $(3.5)	41.5	(7.7)	10.0

Total other comprehensive income (loss), net of tax	346.7	(303.2)	5.5

Comprehensive income	$5,811.5	$5,199.9	$4,951.8

See Notes to consolidated financial statements.

28 McDonald's Corporation 2012 Annual Report

Consolidated Balance Sheet

In millions, except per share data	December 31, 2012	2011
ASSETS
Current assets
Cash and equivalents	$2,336.1	$2,335.7
Accounts and notes receivable	1,375.3	1,334.7
Inventories, at cost, not in excess of market	121.7	116.8
Prepaid expenses and other current assets	1,089.0	615.8
Total current assets	4,922.1	4,403.0
Other assets
Investments in and advances to affiliates	1,380.5	1,427.0
Goodwill	2,804.0	2,653.2
Miscellaneous	1,602.7	1,672.2
Total other assets	5,787.2	5,752.4
Property and equipment
Property and equipment, at cost	38,491.1	35,737.6
Accumulated depreciation and amortization	(13,813.9)	(12,903.1)
Net property and equipment	24,677.2	22,834.5
Total assets	$35,386.5	$32,989.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,141.9	$961.3
Income taxes	298.7	262.2
Other taxes	370.7	338.1
Accrued interest	217.0	218.2
Accrued payroll and other liabilities	1,374.8	1,362.8
Current maturities of long-term debt		366.6
Total current liabilities	3,403.1	3,509.2
Long-term debt	13,632.5	12,133.8
Other long-term liabilities	1,526.2	1,612.6
Deferred income taxes	1,531.1	1,344.1
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,778.9	5,487.3
Retained earnings	39,278.0	36,707.5
Accumulated other comprehensive income	796.4	449.7
Common stock in treasury, at cost; 657.9 and 639.2 million shares	(30,576.3)	(28,270.9)
Total shareholders’ equity	15,293.6	14,390.2
Total liabilities and shareholders’ equity	$35,386.5	$32,989.9
See Notes to consolidated financial statements.

McDonald's Corporation 2012 Annual Report 29

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2012	2011	2010
Operating activities
Net income	$5,464.8	$5,503.1	$4,946.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,488.5	1,415.0	1,276.2
Deferred income taxes	134.5	188.4	(75.7)
Impairment and other charges (credits), net	8.0	(3.9)	29.1
Share-based compensation	93.4	86.2	83.1
Other	(100.0)	(78.7)	211.6
Changes in working capital items:
Accounts receivable	(29.4)	(160.8)	(50.1)
Inventories, prepaid expenses and other current assets	(27.2)	(52.2)	(50.8)
Accounts payable	124.1	35.8	(39.8)
Income taxes	(74.0)	198.5	54.9
Other accrued liabilities	(116.6)	18.7	(43.2)
Cash provided by operations	6,966.1	7,150.1	6,341.6
Investing activities
Capital expenditures	(3,049.2)	(2,729.8)	(2,135.5)
Purchases of restaurant businesses	(158.5)	(186.4)	(183.4)
Sales of restaurant businesses and property	394.7	511.4	377.9
Other	(354.3)	(166.1)	(115.0)
Cash used for investing activities	(3,167.3)	(2,570.9)	(2,056.0)
Financing activities
Net short-term borrowings	(117.5)	260.6	3.1
Long-term financing issuances	2,284.9	1,367.3	1,931.8
Long-term financing repayments	(962.8)	(624.0)	(1,147.5)
Treasury stock purchases	(2,615.1)	(3,363.1)	(2,698.5)
Common stock dividends	(2,896.6)	(2,609.7)	(2,408.1)
Proceeds from stock option exercises	328.6	334.0	463.1
Excess tax benefit on share-based compensation	142.3	112.5	128.7
Other	(13.6)	(10.6)	(1.3)
Cash used for financing activities	(3,849.8)	(4,533.0)	(3,728.7)
Effect of exchange rates on cash and equivalents	51.4	(97.5)	34.1
Cash and equivalents increase (decrease)	0.4	(51.3)	591.0
Cash and equivalents at beginning of year	2,335.7	2,387.0	1,796.0
Cash and equivalents at end of year	$2,336.1	$2,335.7	$2,387.0
Supplemental cash flow disclosures
Interest paid	$533.7	$489.3	$457.9
Income taxes paid	2,447.8	2,056.7	1,708.5
See Notes to consolidated financial statements.

30 McDonald's Corporation 2012 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2009	1,660.6	$16.6	$4,853.9	$31,270.8	$(134.6)	$16.5	$865.5	(583.9)	$(22,854.8)	$14,033.9
Net income				4,946.3						4,946.3
Other comprehensive income (loss), net of tax					10.0	(1.5)	(3.0)			5.5
Comprehensive income										4,951.8
Common stock cash dividends ($2.26 per share)				(2,408.1)						(2,408.1)
Treasury stock purchases								(37.8)	(2,648.5)	(2,648.5)
Share-based compensation			83.1							83.1
Stock option exercises and other (including tax benefits of $146.1)			259.4	2.7				14.7	359.9	622.0
Balance at December 31, 2010	1,660.6	16.6	5,196.4	33,811.7	(124.6)	15.0	862.5	(607.0)	(25,143.4)	14,634.2
Net income				5,503.1						5,503.1
Other comprehensive income (loss), net of tax					(7.7)	(10.4)	(285.1)			(303.2)
Comprehensive income										5,199.9
Common stock cash dividends ($2.53 per share)				(2,609.7)						(2,609.7)
Treasury stock purchases								(41.9)	(3,372.9)	(3,372.9)
Share-based compensation			86.2							86.2
Stock option exercises and other (including tax benefits of $116.7)			204.7	2.4				9.7	245.4	452.5
Balance at December 31, 2011	1,660.6	16.6	5,487.3	36,707.5	(132.3)	4.6	577.4	(639.2)	(28,270.9)	14,390.2
Net income				5,464.8						5,464.8
Other comprehensive income (loss), net of tax					41.5	30.6	274.6			346.7
Comprehensive income										5,811.5
Common stock cash dividends ($2.87 per share)				(2,896.6)						(2,896.6)
Treasury stock purchases								(28.1)	(2,605.4)	(2,605.4)
Share-based compensation			93.4							93.4
Stock option exercises and other (including tax benefits of $150.8)			198.2	2.3				9.4	300.0	500.5
Balance at December 31, 2012	1,660.6	$16.6	$5,778.9	$39,278.0	$(90.8)	$35.2	$852.0	(657.9)	$(30,576.3)	$15,293.6
See Notes to consolidated financial statements.

McDonald's Corporation 2012 Annual Report 31

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2012	2011	2010
Conventional franchised	19,869	19,527	19,279
Developmental licensed	4,350	3,929	3,485
Foreign affiliated	3,663	3,619	3,574
Franchised	27,882	27,075	26,338
Company-operated	6,598	6,435	6,399
Systemwide restaurants	34,480	33,510	32,737
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
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2012–$787.5; 2011–$768.6; 2010–$687.0. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2012–$113.5; 2011–$74.4; 2010–$94.5. Costs related to the Olympics sponsorship are included in these expenses for 2012 and 2010. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.
SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2012	2011	2010
Share-based compensation expense	$93.4	$86.2	$83.1
After tax	$63.2	$59.2	$56.2
Earnings per common share-diluted	$0.06	$0.05	$0.05
Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2012, there was $94.6 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2012, 2011 and 2010 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2012	2011	2010
Expected dividend yield	2.8%	3.2%	3.5%
Expected stock price volatility	20.8%	21.5%	22.1%
Risk-free interest rate	1.1%	2.8%	2.8%
Expected life of options In years	6.1	6.3	6.2
Fair value per option granted	$13.65	$12.18	$9.90
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include option periods; and equipment–three to 12 years.

32 McDonald's Corporation 2012 Annual Report

GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees and ownership increases in subsidiaries or affiliates, and it is generally assigned to the reporting unit expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit (defined as each individual country).

The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements.
The following table presents the 2012 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2011	$1,254.4	$801.6	$405.4	$191.8	$2,653.2
Net restaurant purchases (sales)	39.8	54.2	21.3	(2.7)	112.6
Ownership changes and other				(3.5)	(3.5)
Currency translation		25.6	12.0	4.1	41.7
Balance at December 31, 2012	$1,294.2	$881.4	$438.7	$189.7	$2,804.0

(1)				APMEA represents Asia/Pacific, Middle East and Africa.
(2)				Other Countries & Corporate represents Canada, Latin America and Corporate.

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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

▪	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

▪
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

▪	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
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

McDonald's Corporation 2012 Annual Report 33

▪	Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2012
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$670.8				$670.8
Investments	155.1	*			155.1
Derivative assets	132.3	*	$86.1		218.4
Total assets at fair value	$958.2		$86.1		$1,044.3
Derivative payables			$(42.6)		$(42.6)
Total liabilities at fair value			$(42.6)		$(42.6)

December 31, 2011
In millions	Level 1		Level 2	Level 3	Carrying Value
Cash equivalents	$581.7				$581.7
Investments	132.4	*			132.4
Derivative assets	154.5	*	$71.1		225.6
Total assets at fair value	$868.6		$71.1		$939.7
Derivative payables			$(15.6)		$(15.6)
Total liabilities at fair value			$(15.6)		$(15.6)

*			Includes investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plan.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2012, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2012, the fair value of the Company’s debt obligations was estimated at $15.6 billion, compared to a carrying amount of $13.6 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

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
The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated as hedging instruments consist mainly of interest rate swaps, foreign currency forwards and foreign currency options, cross-currency swaps, and commodity forwards, further explained in the "Fair Value," "Cash Flow" and "Net Investment" hedge sections.
The Company also enters into certain derivatives that are not designated as hedging instruments. The Company has entered into equity derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated for hedge accounting, the changes in the fair value of these derivatives are recognized immediately in nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the "Cash Flow Hedges" section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.
All derivative instruments designated as hedging instruments are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income ("OCI") and/or current earnings.

34 McDonald's Corporation 2012 Annual Report

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2012 and 2011:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2012	2011	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$5.0	$6.7	Accrued payroll and other liabilities	$(3.5)	$(0.3)
Interest rate	Prepaid expenses and other current assets	4.2	9.4
Commodity	Miscellaneous other assets	35.3		Other long-term liabilities	(0.2)
Foreign currency	Miscellaneous other assets	2.5	0.7	Other long-term liabilities	(32.1)	(0.3)
Interest rate	Miscellaneous other assets	38.1	46.0	Other long-term liabilities		(14.0)
Total derivatives designated as hedging instruments		$85.1	$62.8		$(35.8)	$(14.6)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$132.3
Foreign currency	Prepaid expenses and other current assets	1.0	$8.3	Accrued payroll and other liabilities	$(6.8)	$(1.0)
Equity	Miscellaneous other assets		154.5
Total derivatives not designated as hedging instruments		$133.3	$162.8		$(6.8)	$(1.0)
Total derivatives		$218.4	$225.6		$(42.6)	$(15.6)
The following table presents the pretax amounts affecting income and OCI for the years ended December 31, 2012 and 2011, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items

	2012	2011			2012		2011
Interest rate	$(13.0)	$(11.1)	Fixed-rate debt		$13.0		$11.1

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified into Income from Accumulated OCI (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2012	2011	2012	2011	2012		2011
Commodity	$35.1
Foreign currency	(6.4)	$(5.1)	$(15.8)	$(5.1)	$(12.3)		$(7.7)
Interest rate(1)	(4.6)	(14.0)	0.5	2.2
Total	$24.1	$(19.1)	$(15.3)	$(2.9)	$(12.3)		$(7.7)

	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified into Income from Accumulated OCI (Effective Portion)		Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized in Income on Derivative
Net Investment Hedging Relationships

	2012	2011	2012	2011		2012	2011
					Foreign Currency	$(13.4)	$(2.2)
Foreign currency denominated debt	$(61.7)	$(130.8)			Equity(3)	(16.2)	36.9
Foreign currency derivatives(2)	(23.3)	(9.4)		$(8.2)	Interest Rate		1.5
Total	$(85.0)	$(140.2)		$(8.2)	Total	$(29.6)	$36.2

Gains (losses) recognized in income on derivatives are recorded in “Nonoperating (income) expense, net” unless otherwise noted.
(1)					The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.
(2)					The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Impairment and other charges (credits), net.
(3)					The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is recorded in Selling, general & administrative expenses.

McDonald's Corporation 2012 Annual Report 35

▪	Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The fair value hedges the Company enters into consist of interest rate swaps which convert a portion of its fixed-rate debt into floating-rate debt. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2012. A total of $1.8 billion of the Company’s outstanding fixed-rate debt was effectively converted to floating-rate debt resulting from the use of interest rate swaps.

▪	Cash Flow Hedges
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
Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option is limited to the upfront premium paid for the contract; however, the potential gains on a foreign currency option are unlimited. In some situations, the Company uses foreign currency collars, which limit the potential gains and lower the upfront premium paid, to protect against currency movements.
The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of December 31, 2012, the Company had derivatives outstanding with an equivalent notional amount of $626.9 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
The Company excludes the time value of foreign currency options from its effectiveness assessment on its cash flow hedges. As a result, changes in the fair value of the derivatives due to this component, as well as the ineffectiveness of the hedges, are recognized in earnings currently. The effective portion of the gains or losses on the derivatives is reported in the cash flow hedging component of OCI in shareholders’ equity and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign-currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 59 months and have an equivalent notional amount of $245.8 million.
The Company manages its exposure to the variability of cash flows for energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting as appropriate. The hedges cover periods up to 22 years and have an equivalent notional amount of $493.8 million.
The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $30.6 million for the year ended December 31, 2012 and a net decrease of $10.4 million for the year ended December 31, 2011. Based on interest rates and foreign exchange rates at December 31, 2012, the $35.2 million in cumulative cash flow hedging gains, after tax, at December 31, 2012, is not expected to have a significant effect on earnings over the next 12 months.

▪	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2012, $7.7 billion of intercompany foreign currency denominated debt, $4.0 billion of the Company’s third party foreign currency denominated debt and $528.6 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

▪	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2012 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2012, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.
INCOME TAX UNCERTAINTIES
The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.
The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

36 McDonald's Corporation 2012 Annual Report

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2012–10.1; 2011–12.8; 2010–14.3. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2012–4.7; 2011–0.0; 2010–0.0.
The Company has elected to exclude the pro forma deferred tax asset associated with share-based compensation in earnings per share.
STATEMENT OF CASH FLOWS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission ("SEC"). There were no subsequent events that required recognition or disclosure.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") issued an update to Topic 220 – Comprehensive Income of the Accounting Standards Codification ("ASC"). The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company presents components of comprehensive income in either one continuous statement or two separate consecutive statements. The Company adopted this new guidance in 2012, as required, and included a separate Consolidated statement of comprehensive income for the years ended December 31, 2012, 2011 and 2010.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2012	2011
Land	$5,612.6	$5,328.3
Buildings and improvements on owned land	14,089.0	13,079.9
Buildings and improvements on leased land	12,970.8	12,021.8
Equipment, signs and seating	5,241.0	4,757.2
Other	577.7	550.4
	38,491.1	35,737.6
Accumulated depreciation and amortization	(13,813.9)	(12,903.1)
Net property and equipment	$24,677.2	$22,834.5
Depreciation and amortization expense was (in millions): 2012–$1,402.2; 2011–$1,329.6; 2010–$1,200.4.

Impairment and Other Charges (Credits), Net

In millions	2012	2011	2010
Europe	$6.6	$0.3	$1.6
APMEA		(4.2)	48.5
Other Countries & Corporate	1.4		(21.0)
Total	$8.0	$(3.9)	$29.1

In 2010, the Company recorded expense of $29 million primarily related to its share of restaurant closing costs in McDonald’s Japan in conjunction with the strategic review of the market’s restaurant portfolio, partly offset by income related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Other Operating (Income) Expense, Net

In millions	2012	2011	2010
Gains on sales of restaurant businesses	$(151.5)	$(81.8)	$(79.4)
Equity in earnings of unconsolidated affiliates	(143.5)	(178.0)	(164.3)
Asset dispositions and other expense	43.5	26.9	45.5
Total	$(251.5)	$(232.9)	$(198.2)

▪	Gains on sales of restaurant businesses
Gains on sales of restaurant businesses include gains from sales of Company-operated restaurants. The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses are recorded in operating income because the transactions are a recurring part of our business.

▪	Equity in earnings of unconsolidated affiliates
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

▪	Asset dispositions and other expense
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

McDonald's Corporation 2012 Annual Report 37

In connection with the sale in 2007 of its businesses in 18 countries in Latin America and the Caribbean to a developmental licensee organization, the Company agreed to indemnify the buyers for certain tax and other claims, certain of which are reflected on McDonald’s Consolidated balance sheet (2012 and 2011: other long-term liabilities–$42.0 million and $49.4 million, respectively; 2012 and 2011: accrued payroll and other liabilities–$0.0 million and $21.2 million, respectively).
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
Revenues from franchised restaurants consisted of:

In millions	2012	2011	2010
Rents	$5,863.5	$5,718.5	$5,198.4
Royalties	3,032.6	2,929.8	2,579.2
Initial fees	68.4	64.9	63.7
Revenues from franchised restaurants	$8,964.5	$8,713.2	$7,841.3
Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2013	$1,266.0	$1,295.7	$2,561.7
2014	1,233.6	1,250.3	2,483.9
2015	1,184.3	1,198.2	2,382.5
2016	1,124.2	1,137.0	2,261.2
2017	1,061.7	1,067.9	2,129.6
Thereafter	9,125.9	7,921.0	17,046.9
Total minimum payments	$14,995.7	$13,870.1	$28,865.8
At December 31, 2012, net property and equipment under franchise arrangements totaled $14.6 billion (including land of $4.2 billion) after deducting accumulated depreciation and amortization of $7.6 billion.

Leasing Arrangements

At December 31, 2012, the Company was the lessee at 14,429 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under noncancelable leases covering certain offices and vehicles.
The following table provides detail of rent expense:

In millions	2012	2011	2010
Company-operated restaurants:
U.S.	$59.1	$55.9	$60.4
Outside the U.S.	661.0	620.4	545.0
Total	720.1	676.3	605.4
Franchised restaurants:
U.S.	433.0	420.0	409.7
Outside the U.S.	519.7	514.7	463.5
Total	952.7	934.7	873.2
Other	104.2	101.7	98.1
Total rent expense	$1,777.0	$1,712.7	$1,576.7
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2012–$169.6; 2011–$165.2; 2010–$142.5. Franchised restaurants: 2012–$178.7; 2011–$173.4; 2010–$167.3.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2013	$1,276.5	$75.2	$1,351.7
2014	1,193.6	65.4	1,259.0
2015	1,076.6	53.8	1,130.4
2016	972.4	47.0	1,019.4
2017	877.7	40.2	917.9
Thereafter	6,620.2	224.0	6,844.2
Total minimum payments	$12,017.0	$505.6	$12,522.6

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2012	2011	2010
U.S.	$2,879.7	$3,202.8	$2,763.0
Outside the U.S.	5,199.3	4,809.4	4,237.3
Income before provision for income taxes	$8,079.0	$8,012.2	$7,000.3
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2012	2011	2010
U.S. federal	$1,129.9	$1,173.4	$1,127.1
U.S. state	189.8	165.2	161.1
Outside the U.S.	1,160.0	982.1	841.5
Current tax provision	2,479.7	2,320.7	2,129.7
U.S. federal	144.9	189.0	(66.8)
U.S. state	5.5	8.6	13.8
Outside the U.S.	(15.9)	(9.2)	(22.7)
Deferred tax provision (benefit)	134.5	188.4	(75.7)
Provision for income taxes	$2,614.2	$2,509.1	$2,054.0

38 McDonald's Corporation 2012 Annual Report

Net deferred tax liabilities consisted of:

In millions	December 31, 2012	2011
Property and equipment	$1,713.9	$1,651.3
Other	636.4	541.7
Total deferred tax liabilities	2,350.3	2,193.0
Property and equipment	(403.6)	(355.4)
Employee benefit plans	(362.9)	(406.3)
Intangible assets	(258.0)	(256.2)
Deferred foreign tax credits	(179.5)	(173.9)
Capital loss carryforwards	(2.8)	(26.0)
Operating loss carryforwards	(92.4)	(71.1)
Indemnification liabilities	(18.3)	(33.4)
Other	(298.3)	(312.6)
Total deferred tax assets before valuation allowance	(1,615.8)	(1,634.9)
Valuation Allowance	127.0	102.0
Net deferred tax liabilities	861.5	660.1
Balance sheet presentation:
Deferred income taxes	1,531.1	1,344.1
Other assets-miscellaneous	(603.6)	(606.3)
Current assets-prepaid expenses and other current assets	(66.0)	(77.7)
Net deferred tax liabilities	$861.5	$660.1
The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.6	1.4	1.6
Benefits and taxes related to foreign operations	(4.1)	(4.7)	(6.9)
Other, net	(0.1)	(0.4)	(0.4)
Effective income tax rates	32.4%	31.3%	29.3%
As of December 31, 2012 and 2011, the Company’s gross unrecognized tax benefits totaled $482.4 million and $565.0 million, respectively. After considering the deferred tax accounting impact, it is expected that about $360 million of the total as of December 31, 2012 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2012	2011
Balance at January 1	$565.0	$572.6
Decreases for positions taken in prior years	(65.7)	(50.6)
Increases for positions taken in prior years	36.9	24.3
Increases for positions related to the current year	47.3	54.8
Settlements with taxing authorities	(95.8)	(14.4)
Lapsing of statutes of limitations	(5.3)	(21.7)
Balance at December 31(1)	$482.4	$565.0

(1)
Of this amount, $481.7 million and $564.3 million are included in long-term liabilities on the Consolidated balance sheet for 2012 and 2011, respectively. The remainder is included in deferred income taxes on the Consolidated balance sheet.

In December 2012, the Company reached a final settlement with the Internal Revenue Service ("IRS") Appeals Division regarding its U.S. federal income tax returns for 2007 and 2008. The Company agreed to a settlement of about $80 million, primarily related to proposed foreign tax credit adjustments of about $400 million. The liabilities previously recorded and determined in accordance with ASC 740 - Income Taxes related to this matter were adequate. Additionally, no cash payment was made related to this settlement as the Company had previously made a tax deposit with the IRS. The agreement did not have a material impact on the Company's cash flows, results of operations or financial position.
The Company's 2009 and 2010 U.S. federal income tax returns are currently under examination. Additionally, the Company is currently under audit in multiple state and foreign tax jurisdictions where it is reasonably possible that the audits could be completed within 12 months. Due to the possible completion of these audits and the expiration of the statute of limitations in multiple tax jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $150 million to $160 million, of which $10 million to $30 million could favorably affect the effective tax rate.
In addition, the Company is currently under audit in multiple tax jurisdictions where completion of the tax audits is not expected within 12 months. However, it is reasonably possible that, as a result of audit progression within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006.
The Company had $37.7 million and $39.6 million accrued for interest and penalties at December 31, 2012 and 2011, respectively. The Company recognized interest and penalties related to tax matters of $11.2 million in 2012, $4.8 million in 2011, and $29.0 million in 2010, which are included in the provision for income taxes.
Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $14.8 billion at December 31, 2012 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

McDonald's Corporation 2012 Annual Report 39

Segment and Geographic Information

The Company operates in the global restaurant industry and manages its business as distinct geographic segments. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses are included in Other Countries & Corporate and consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

In millions	2012	2011	2010
U.S.	$8,813.7	$8,528.2	$8,111.6
Europe	10,827.4	10,886.4	9,569.2
APMEA	6,391.1	6,019.5	5,065.5
Other Countries & Corporate	1,534.8	1,571.9	1,328.3
Total revenues	$27,567.0	$27,006.0	$24,074.6
U.S.	$3,750.4	$3,666.2	$3,446.5
Europe	3,195.8	3,226.7	2,796.8
APMEA	1,566.1	1,525.8	1,199.9	(1)
Other Countries & Corporate	92.3	111.0	29.9	(2)
Total operating income	$8,604.6	$8,529.7	$7,473.1
U.S.	$11,431.6	$10,865.5	$10,467.7
Europe	14,223.3	12,015.1	11,360.7
APMEA	6,419.3	5,824.2	5,374.0
Other Countries & Corporate	3,312.3	4,285.1	4,772.8
Total assets	$35,386.5	$32,989.9	$31,975.2
U.S.	$1,065.0	$786.5	$530.5
Europe	1,114.7	1,130.1	978.5
APMEA	716.6	614.1	493.1
Other Countries & Corporate	152.9	199.1	133.4
Total capital expenditures	$3,049.2	$2,729.8	$2,135.5
U.S.	$477.1	$446.0	$433.0
Europe	573.5	570.3	500.5
APMEA	296.2	267.5	232.4
Other Countries & Corporate	141.7	131.2	110.3
Total depreciation and amortization	$1,488.5	$1,415.0	$1,276.2

(1)	Includes expense due to Impairment and other charges (credits), net of $39.3 million related to the Company’s share of restaurant closings in McDonald’s Japan (a 50%-owned affiliate).

(2)
Includes income due to Impairment and other charges (credits), net of $21.0 million related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2012–$29,644.5; 2011– $27,587.6; 2010–$26,700.9; U.S. based: 2012–$11,308.7; 2011–$10,724.9; 2010–$10,430.2.

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2012, the Company had a $1.5 billion line of credit agreement expiring in November 2016 with fees of 0.065% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company, including certain subsidiaries outside the U.S., had unused lines of credit totaling $988.9 million at December 31, 2012; these lines of credit were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 4.1% at December 31, 2012 (based on $581.3 million of foreign currency bank line borrowings and $200.0 million of commercial paper) and 4.6% at December 31, 2011 (based on $640.3 million of foreign currency bank line borrowings and $250.0 million of commercial paper).
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
ESOP LOANS
Borrowings related to the leveraged Employee Stock Ownership Plan ("ESOP") at December 31, 2012, which include $31.5 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $27.2 million and $34.4 million at December 31, 2012 and 2011, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

40 McDonald's Corporation 2012 Annual Report

The following table summarizes the Company’s debt obligations. (Interest rates and debt amounts reflected in the table include the effects of interest rate swaps.)

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2012	2011	2012	2011
Fixed		4.8%	5.1%	$7,075.7	$6,039.3
Floating		1.2	2.0	1,650.0	1,399.9
Total U.S. Dollars	2013-2042			8,725.7	7,439.2
Fixed		3.7	4.5	1,847.2	1,167.0
Floating		2.9	2.8	348.0	719.0
Total Euro	2013-2024			2,195.2	1,886.0
Fixed		2.9	2.9	144.2	162.4
Floating		0.4	0.6	923.3	1,039.4
Total Japanese Yen	2013-2030			1,067.5	1,201.8
Total British Pounds Sterling-Fixed	2020-2032	6.0	6.0	730.1	697.8
Fixed		2.0	2.8	305.4	495.8
Floating		5.4	5.6	566.3	723.9
Total other currencies(2)	2013-2021			871.7	1,219.7
Debt obligations before fair value adjustments(3)				13,590.2	12,444.5
Fair value adjustments(4)				42.3	55.9
Total debt obligations(5)				$13,632.5	$12,500.4

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Chinese Renminbi, Swiss Francs, and Korean Won.

(3)
Aggregate maturities for 2012 debt balances, before fair value adjustments, were as follows (in millions): 2013–$0.0; 2014–$659.5; 2015–$1,167.6; 2016–$2,437.5; 2017–$1,052.9; Thereafter–$8,272.7. These amounts include a reclassification of short-term obligations totaling $1.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in November 2016.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

(5)
Includes notes payable, current maturities of long-term debt and long-term debt included on the Consolidated balance sheet. The increase in debt obligations from December 31, 2011 to December 31, 2012 was primarily due to net issuances of $1.2 billion.

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
The Company also maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of Internal Revenue Service limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $493.5 million at December 31, 2012, and $482.5 million at December 31, 2011, and were primarily included in other long-term liabilities on the Consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2012, derivatives with a fair value of $132.3 million indexed to the Company's stock and an investment totaling $123.8 million indexed to certain market indices were included in prepaid expenses and other current assets on the Consolidated balance sheet. All changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2012–$27.9; 2011–$41.3; 2010–$51.4. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2012–$62.5; 2011–$58.3; 2010–$57.6.
The total combined liabilities for international retirement plans were $77.7 million and $125.4 million at December 31, 2012 and 2011, respectively.
Other postretirement benefits and post-employment benefits were immaterial.

McDonald's Corporation 2012 Annual Report 41

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 79.3 million at December 31, 2012, including 50.1 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date. Options granted between March 21, 2000 and December 31, 2000 (approximately 1.0 million options outstanding at December 31, 2012) expire 13 years from the date of grant.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $469.8 million, $416.5 million and $500.8 million, respectively. Cash received from stock options exercised during 2012 was $328.6 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $140.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2012, 2011 and 2010, and changes during the years then ended, is presented in the following table:

	2012				2011		2010
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	31.7	$47.77			37.4	$42.47	47.8	$38.16
Granted	4.9	99.63			3.9	75.97	4.5	63.26
Exercised	(8.6)	38.51			(9.0)	37.46	(13.6)	33.84
Forfeited/expired	(0.6)	55.28			(0.6)	55.00	(1.3)	46.03
Outstanding at end of year	27.4	$59.86	5.6	$833.0	31.7	$47.77	37.4	$42.47
Exercisable at end of year	17.1	$45.97	4.1	$722.1	21.9		26.4
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
A summary of the Company’s RSU activity during the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	2012		2011		2010
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.1	$56.78	2.3	$51.17	2.8	$46.33
Granted	0.5	90.34	0.6	67.96	0.7	56.09
Vested	(0.8)	50.69	(0.7)	49.88	(1.1)	42.08
Forfeited	0.0	68.72	(0.1)	50.16	(0.1)	49.61
Nonvested at end of year	1.8	$68.23	2.1	$56.78	2.3	$51.17
The Company realized tax deductions of $10.6 million from RSUs vested during 2012. The total fair value of RSUs vested during 2012, 2011 and 2010 was $76.4 million, $55.5 million and $66.8 million, respectively.

42 McDonald's Corporation 2012 Annual Report

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2012	2011	2012		2011		2012	2011	2012	2011
Revenues
Sales by Company-operated restaurants	$4,658.4	$4,587.2	$4,838.4		$4,855.5		$4,673.5	$4,697.4	$4,432.2	$4,152.7
Revenues from franchised restaurants	2,293.7	2,235.5	2,314.0		2,310.8		2,242.4	2,208.0	2,114.4	1,958.9
Total revenues	6,952.1	6,822.7	7,152.4		7,166.3		6,915.9	6,905.4	6,546.6	6,111.6
Company-operated margin	827.3	856.1	924.0		972.2		849.7	890.6	777.8	736.0
Franchised margin	1,901.0	1,857.5	1,930.6		1,934.6		1,866.2	1,835.0	1,739.7	1,604.6
Operating income	2,197.8	2,120.0	2,287.2		2,394.7		2,155.0	2,189.1	1,964.6	1,825.9
Net income	$1,396.1	$1,376.6	$1,455.0		$1,507.3		$1,347.0	$1,410.2	$1,266.7	$1,209.0
Earnings per common share—basic	$1.39	$1.35	$1.45		$1.47		$1.33	$1.36	$1.24	$1.16
Earnings per common share—diluted	$1.38	$1.33	$1.43		$1.45		$1.32	$1.35	$1.23	$1.15
Dividends declared per common share			$1.47	(1)	$1.31	(2)	$0.70	$0.61	$0.70	$0.61
Weighted-averaged common shares—basic	1,002.4	1,022.0	1,006.1		1,028.8		1,013.8	1,035.6	1,018.2	1,042.4
Weighted-averaged common shares—diluted	1,010.7	1,034.7	1,015.4		1,041.3		1,023.9	1,047.7	1,030.0	1,054.6
Market price per common share:
High	$94.16	$101.00	$94.00		$91.22		$99.50	$84.91	$102.22	$77.59
Low	83.31	83.74	86.15		82.01		85.92	75.66	95.13	72.14
Close	88.21	100.33	91.75		87.82		88.53	84.32	98.10	76.09

(1)	Includes a $0.70 per share dividend declared and paid in third quarter and a $0.77 per share dividend declared in third quarter and paid in fourth quarter.

(2)	Includes a $0.61 per share dividend declared and paid in third quarter and a $0.70 per share dividend declared in third quarter and paid in fourth quarter.

McDonald's Corporation 2012 Annual Report 43

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.
Based on management’s assessment using those criteria, as of December 31, 2012, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2012, 2011 and 2010 and the Company’s internal control over financial reporting as of December 31, 2012. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 25, 2013

44 McDonald's Corporation 2012 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2013, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2013

McDonald's Corporation 2012 Annual Report 45

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2013

46 McDonald's Corporation 2012 Annual Report

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding directors and the Company’s Code of Conduct for the Board of Directors, its Code of Ethics for Chief Executive Officer and Senior Financial Officers and its Standards of Business Conduct is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2012. We will post any amendments to or any waivers for directors and executive officers from provisions of the Codes on the Company’s website at www.governance.mcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2012. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	28,055,729	(1)	$61.40	50,082,309
Equity compensation plans not approved by security holders	1,136,755	(2)	34.78
Total	29,192,484		$60.36	50,082,309

(1)
Includes 26,130,805 stock options and 1,742,724 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 172,462 stock options and 9,738 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

(2)	Includes stock options granted under the following plans: 1992 Plan—1,099,677; and 1975 Stock Ownership Option Plan- 37,078.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2012.

McDonald's Corporation 2012 Annual Report 47

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2012.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2012.

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

(iv)
Medium-Term Notes, Series I, Due from 1 Year to 60 Years from Date of Issue. Supplemental Indenture No. 8, incorporated herein by reference from Exhibit (4)(c) of Form S-3 Registration Statement (File No. 333-139431), filed December 15, 2006.

(v)
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

48 McDonald's Corporation 2012 Annual Report

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

	(h)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2012.**

	(i)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(j)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

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

	(o)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2012.**

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

	(t)	Transaction Settlement Agreement between Denis Hennequin and the Company dated December 20, 2010 incorporated herein by reference from Form 8-K, filed December 20, 2010.**

(12)	Computation of Ratios.

(21)	Subsidiaries of the Registrant.

McDonald's Corporation 2012 Annual Report 49

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

50 McDonald's Corporation 2012 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 25, 2013
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of February, 2013:
Signature, Title

By	/s/ Susan E. Arnold
Susan E. Arnold
Director

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By
Jeanne P. Jackson
Director

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

By	/s/ Walter E. Massey
Walter E. Massey
Director

By	/s/ Andrew J. McKenna
Andrew J. McKenna
Chairman of the Board and Director

By	/s/ Cary D. McMillan
Cary D. McMillan
Director

Signature, Title

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Senior Vice President – Controller
(Principal Accounting Officer)

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ Roger W. Stone
Roger W. Stone
Director

By	/s/ Donald Thompson
Donald Thompson
President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Miles D. White
Miles D. White
Director

McDonald's Corporation 2012 Annual Report 51