Form 10-Q
period 2013-03-31
MCDONALDS CORP
filed 2013-05-01
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

1,002,548,921
(Number of shares of common stock
outstanding as of March 31, 2013)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$1,869.3	$2,336.1
Accounts and notes receivable	1,230.0	1,375.3
Inventories, at cost, not in excess of market	105.2	121.7
Prepaid expenses and other current assets	986.7	1,089.0
Total current assets	4,191.2	4,922.1
Other assets
Investments in and advances to affiliates	1,290.4	1,380.5
Goodwill	2,789.5	2,804.0
Miscellaneous	1,562.6	1,602.7
Total other assets	5,642.5	5,787.2
Property and equipment
Property and equipment, at cost	38,095.8	38,491.1
Accumulated depreciation and amortization	(13,805.7)	(13,813.9)
Net property and equipment	24,290.1	24,677.2
Total assets	$34,123.8	$35,386.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$831.6	$1,141.9
Income taxes	523.9	298.7
Other taxes	372.6	370.7
Accrued interest	140.2	217.0
Accrued payroll and other liabilities	1,148.8	1,374.8
Total current liabilities	3,017.1	3,403.1
Long-term debt	12,797.9	13,632.5
Other long-term liabilities	1,442.2	1,526.2
Deferred income taxes	1,638.4	1,531.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none	—	—
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,852.7	5,778.9
Retained earnings	39,776.4	39,278.0
Accumulated other comprehensive income	393.8	796.4
Common stock in treasury, at cost; 658.1 and 657.9 million shares	(30,811.3)	(30,576.3)
Total shareholders’ equity	15,228.2	15,293.6
Total liabilities and shareholders’ equity	$34,123.8	$35,386.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2013	2012
Revenues
Sales by Company-operated restaurants	$4,445.4	$4,432.2
Revenues from franchised restaurants	2,159.9	2,114.4
Total revenues	6,605.3	6,546.6
Operating costs and expenses
Company-operated restaurant expenses	3,726.0	3,654.4
Franchised restaurants—occupancy expenses	395.2	374.7
Selling, general & administrative expenses	596.5	592.5
Other operating (income) expense, net	(61.9)	(39.6)
Total operating costs and expenses	4,655.8	4,582.0
Operating income	1,949.5	1,964.6
Interest expense	128.1	128.9
Nonoperating (income) expense, net	4.6	(11.8)
Income before provision for income taxes	1,816.8	1,847.5
Provision for income taxes	546.6	580.8
Net income	$1,270.2	$1,266.7
Earnings per common share-basic	$1.27	$1.24
Earnings per common share-diluted	$1.26	$1.23
Dividends declared per common share	$0.77	$0.70
Weighted average shares outstanding-basic	1,002.7	1,018.2
Weighted average shares outstanding-diluted	1,010.8	1,030.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2013	2012
Net income	$1,270.2	$1,266.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(386.4)	352.5
Foreign currency translation adjustments-net of tax benefit (expense) of $(59.6) and $(9.3)	(386.4)	352.5
Cash flow hedges:
Gain (loss) recognized in AOCI	(8.2)	(6.5)
Reclassification of (gain) loss to net income	(9.3)	3.0
Cash flow hedges-net of tax benefit (expense) of $2.7 and $1.9	(17.5)	(3.5)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	1.2	(0.6)
Reclassification of (gain) loss to net income	0.1	1.1
Defined benefit pension plans-net of tax benefit (expense) of $(0.3) and $0.8	1.3	0.5
Total other comprehensive income (loss), net of tax	(402.6)	349.5
Comprehensive income	867.6	1,616.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2013	2012
Operating activities
Net income	$1,270.2	$1,266.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	391.1	364.7
Deferred income taxes	22.8	22.6
Share-based compensation	22.8	26.5
Other	67.0	(48.9)
Changes in working capital items	(87.0)	1.9
Cash provided by operations	1,686.9	1,633.5
Investing activities
Capital expenditures	(634.2)	(588.4)
Sales and purchases of restaurant businesses and property sales	45.5	9.7
Other	64.2	(18.7)
Cash used for investing activities	(524.5)	(597.4)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	(622.4)	267.2
Treasury stock purchases	(339.4)	(812.6)
Common stock dividends	(772.2)	(712.3)
Proceeds from stock option exercises	112.9	84.4
Excess tax benefit on share-based compensation	52.4	46.7
Other	(0.2)	(4.8)
Cash used for financing activities	(1,568.9)	(1,131.4)
Effect of exchange rates on cash and cash equivalents	(60.3)	48.7
Cash and equivalents decrease	(466.8)	(46.6)
Cash and equivalents at beginning of period	2,336.1	2,335.7
Cash and equivalents at end of period	$1,869.3	$2,289.1
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2012 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2013 do not necessarily indicate the results that may be expected for the full year.
Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2013	2012
Conventional franchised	19,893	19,487
Developmental licensed	4,420	3,965
Foreign affiliated	3,657	3,622
Total Franchised	27,970	27,074
Company-operated	6,595	6,443
Systemwide restaurants	34,565	33,517
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.
Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 8.1 million shares and 11.8 million shares for the first quarter 2013 and 2012, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 8.1 million shares and 4.7 million shares for the first quarter 2013 and 2012, respectively.
Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2012 Annual Report on Form 10-K.

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
March 31, 2013
Investments	166.7		166.7
Derivative assets	150.6	$111.1	261.7
Total assets at fair value	$317.3	$111.1	$428.4

Derivative liabilities		$(56.6)	$(56.6)
Total liabilities at fair value		$(56.6)	$(56.6)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2013, the fair value of the Company’s debt obligations was estimated at $14.6 billion, compared to a carrying amount of $12.8 billion. The fair value was based upon quoted market prices, Level 2, within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates, interest rates, equity prices, and commodity prices. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Total derivatives designated as hedging instruments	$106.5	$85.1	$(55.3)	$(35.8)
Total derivatives not designated as hedging instruments	155.2	133.3	(1.3)	(6.8)
Total derivatives	$261.7	$218.4	$(56.6)	$(42.6)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the quarters ended March 31, 2013 and 2012, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2013	2012	2013	2012	2013	2012
Cash Flow Hedges	$(6.7)	$(9.8)	$13.5	$(4.4)	$(3.3)	$(2.5)
Net Investment Hedges	$423.8	$(1.5)	$—	$—
Undesignated derivatives					$19.8	$(3.8)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At March 31, 2013, $1.8 billion of the Company's outstanding fixed-rate debt was effectively converted. For the quarter ended March 31, 2013, the Company recognized a $6.5 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of March 31, 2013, the Company had derivatives outstanding with an equivalent notional amount of $670.7 million that hedged a portion of forecasted foreign currency denominated royalties.

The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 56 months and have an equivalent notional amount of $327.6 million.

The Company manages its exposure to energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting. The hedges cover periods up to 22 years and have an equivalent gross notional amount of $901.5 million, comprised of offsetting purchases and sales of energy.

Based on market conditions at March 31, 2013, the $17.8 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2013, $7.7 billion of intercompany foreign currency denominated debt, $3.7 billion of the Company's third party foreign currency denominated debt and $818.2 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2013 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.
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

	Quarters Ended
	March 31,
In millions	2013	2012
Revenues
U.S.	$2,088.5	$2,102.3
Europe	2,586.4	2,535.5
APMEA	1,593.7	1,556.6
Other Countries & Corporate	336.7	352.2
Total revenues	$6,605.3	$6,546.6
Operating Income
U.S.	$844.7	$871.3
Europe	708.1	699.3
APMEA	381.9	383.9
Other Countries & Corporate	14.8	10.1
Total operating income	$1,949.5	$1,964.6
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In April 2013, the Company agreed to issue $500 million of 30-year U.S. Dollar-denominated bonds, which are expected to settle in early May 2013. There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 34,565 restaurants in 119 countries at March 31, 2013, 27,970 were licensed to franchisees (including 19,893 franchised to conventional franchisees, 4,420 licensed to developmental licensees and 3,657 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,595 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.
We view ourselves primarily as a franchisor and believe franchising is important to delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised restaurants to help optimize overall performance.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate,” which includes operations in Canada and Latin America, as well as Corporate activities. For the quarter ended March 31, 2013, the U.S., Europe and APMEA segments accounted for 32%, 39% and 24% of total revenues, respectively.
Strategic Direction and Financial Performance
The strength of the alignment between the Company, its franchisees and suppliers (collectively referred to as the “System”) has been key to McDonald's success. This business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet customers' changing needs and preferences.
McDonald's customer-focused Plan to Win ("Plan") provides a common framework for our global business while allowing for local adaptation. Through the execution of multiple initiatives surrounding the five pillars of our Plan (People, Products, Place, Price and Promotion), we have enhanced the restaurant experience for customers worldwide and grown comparable sales and customer visits in each of the last nine years. This Plan, combined with financial discipline, has delivered strong results for our shareholders since its inception.
The Company's global growth priorities under the Plan include: optimizing our menu with compelling food and beverage offerings, modernizing the customer experience by upgrading nearly every aspect of our restaurants from service to designs, and broadening our accessibility through continued convenience, new store expansion and value initiatives. We believe these priorities are relevant, actionable and, combined with our competitive advantages, will drive long-term sustainable profitable growth. We remain committed to pursuing strategies and investments that strengthen our business momentum over the long term.
In the quarter, global economic headwinds pressured performance, with global comparable sales and guest counts decreasing 1.0% and 1.9%, respectively. The Company also faced strong prior year comparable sales performance that included an additional day in 2012 due to leap year. Comparable sales are driven by changes in guest counts and average check, which are affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.
Comparable sales growth is needed to realize margin leverage. Although top-line comparisons with 2012 will begin to ease, we expect the challenging global economic environment to persist and the Informal Eating Out ("IEO") segment in many markets to remain flat or decline. These circumstances, combined with cost pressures, are expected to impact margins throughout 2013. Despite the challenges inherent in the external environment, we continue our efforts to build market share by leveraging our scale and strength to pursue opportunities within our global growth priorities.

In the U.S., first quarter 2013 comparable sales decreased 1.2% due in part to the challenging eating-out environment. A balanced offering of premium, core, limited-time offers and compelling value options, including the addition of the new Grilled Onion Cheddar burger and the Hot n' Spicy McChicken to the Dollar Menu, contributed positively to the quarter's results. Looking ahead, the U.S. is focused on menu and convenience initiatives to drive performance. Additionally, ongoing restaurant reimaging and customer service initiatives continue to be a priority in enhancing the customer experience.
In Europe, first quarter 2013 comparable sales decreased 1.1%, as positive results in the U.K. and Russia were more than offset by weaker performance in Germany, France and many other markets due to continuing economic uncertainty. Moving forward, Europe's business plans emphasize value across all day parts, offer compelling premium products and expand the brand's presence through extended operating hours and new restaurant growth. In addition, Europe continues to focus on enhancing the customer experience through ongoing restaurant reimaging and technology initiatives.
In APMEA, first quarter 2013 comparable sales decreased 3.3% primarily due to ongoing weakness in Japan and negative results in China. APMEA remains focused on driving performance by offering unique value platforms, accelerating growth at breakfast, modernizing the customer experience through ongoing restaurant reimaging, and broadening accessibility through service and convenience initiatives and new restaurant development.
First Quarter Operating Results Included:

•	Global comparable sales decreased 1.0%.

•	Consolidated revenues increased 1% (1% in constant currencies).

•	Consolidated operating income decreased 1% (flat in constant currencies).

•	Diluted earnings per share was $1.26, up 2% (3% in constant currencies). Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.

•	The Company paid total dividends of $0.77 per share or $772.2 million and repurchased 3.7 million shares for $354.3 million.
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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2013, the total basket of goods cost is expected to increase 1.5-2.5% in the U.S. and 2.5-3.5% in Europe.

•	The Company expects full-year 2013 selling, general and administrative expenses to increase approximately 2-3% in constant currencies, with fluctuations expected between the quarters.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2013 to increase approximately 3-4% compared with 2012.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2013
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,445.4	0%
Revenues from franchised restaurants	2,159.9	2
Total revenues	6,605.3	1
Operating costs and expenses
Company-operated restaurant expenses	3,726.0	2
Franchised restaurants—occupancy expenses	395.2	6
Selling, general & administrative expenses	596.5	1
Other operating (income) expense, net	(61.9)	(56)
Total operating costs and expenses	4,655.8	2
Operating income	1,949.5	(1)
Interest expense	128.1	(1)
Nonoperating (income) expense, net	4.6	n/m
Income before provision for income taxes	1,816.8	(2)
Provision for income taxes	546.6	(6)
Net income	$1,270.2	0%
Earnings per common share-basic	$1.27	2%
Earnings per common share-diluted	$1.26	2%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation (Cost)
Quarters Ended March 31,	2013	2012	2013
Revenues	$6,605.3	$6,546.6	$(6.0)
Company-operated margins	719.4	777.8	(0.8)
Franchised margins	1,764.7	1,739.7	(12.0)
Selling, general & administrative expenses	596.5	592.5	(0.7)
Operating income	1,949.5	1,964.6	(15.8)
Net income	1,270.2	1,266.7	(11.3)
Earnings per share-diluted	$1.26	$1.23	$(0.01)
Foreign currency translation had a minimal impact on consolidated operating results for the quarter.

Net Income and Diluted Earnings per Common Share
For the quarter, net income was flat (increased 1% in constant currencies) at $1,270.2 million and diluted earnings per share increased 2% (3% in constant currencies) to $1.26. Foreign currency translation had a negative impact of $0.01 per share on diluted earnings per share. Diluted earnings per share growth in constant currencies benefited from a 2% decrease in diluted weighted average shares outstanding.
During the quarter, the Company paid a quarterly dividend of $0.77 per share or $772.2 million and repurchased 3.7 million shares of its stock for $354.3 million.
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

REVENUES
Dollars in millions
Quarters Ended March 31,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,071.7	$1,089.6	(2)%	(2)%
Europe	1,862.4	1,834.6	2	2
APMEA	1,331.6	1,306.5	2	1
Other Countries & Corporate	179.7	201.5	(11)	(10)
Total	$4,445.4	$4,432.2	0%	0%
Franchised revenues
U.S.	$1,016.8	$1,012.7	0%	0%
Europe	724.0	700.9	3	3
APMEA	262.1	250.1	5	8
Other Countries & Corporate	157.0	150.7	4	8
Total	$2,159.9	$2,114.4	2%	3%
Total revenues
U.S.	$2,088.5	$2,102.3	(1)%	(1)%
Europe	2,586.4	2,535.5	2	2
APMEA	1,593.7	1,556.6	2	2
Other Countries & Corporate	336.7	352.2	(4)	(2)
Total	$6,605.3	$6,546.6	1%	1%
Consolidated revenues increased 1% (1% in constant currencies) for the quarter. The revenue growth was driven by expansion, partly offset by negative comparable sales, which were impacted by one additional day in 2012 due to leap year.

•
In the U.S., the decrease in revenues for the quarter was due to negative comparable sales reflecting the challenging eating-out environment. The U.S. remained focused on a balanced approach to value and menu variety, while enhancing the customer experience through ongoing restaurant reimaging.

•
In Europe, the constant currency increase in revenues for the quarter was driven by expansion, primarily in Russia (which is entirely Company-operated). Revenue growth was negatively impacted by a decrease in comparable sales, as positive results in the U.K. and Russia were more than offset by weaker performance in Germany, France and many other markets due to ongoing economic uncertainty.

•
In APMEA, the constant currency increase in revenues for the quarter was driven by expansion, partly offset by the impact of negative comparable sales including China, which reflected the consumer sensitivity around the supply chain issue in the chicken industry.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2013 and 2012:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,*	2013	2012
U.S.	(1.2)%	8.9%
Europe	(1.1)	5.0
APMEA	(3.3)	5.5
Other Countries & Corporate	5.6	11.6
Total	(1.0)%	7.3%

*	On a consolidated basis, comparable guest counts decreased 1.9% and increased 4.8% for the quarters 2013 and 2012, respectively.
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2013:

SYSTEMWIDE SALES
Quarter Ended March 31, 2013	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	0%	0%
Europe	2	2
APMEA	(3)	1
Other Countries & Corporate	3	9
Total	0%	2%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$7,376.6	$7,377.5	0%	0%
Europe	4,064.6	3,985.8	2	1
APMEA	3,236.6	3,425.7	(6)	2
Other Countries & Corporate	1,978.0	1,889.1	5	11
Total*	$16,655.8	$16,678.1	0%	2%

*
Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,726.4 million and $3,891.9 million in 2013 and 2012, respectively. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2013	2012	2013	2012
Franchised
U.S.	82.9%	83.4%	$843.2	$844.4	0%	0%
Europe	77.1	77.9	557.9	545.7	2	2
APMEA	87.7	88.6	229.9	221.6	4	8
Other Countries & Corporate	85.2	85.0	133.7	128.0	4	9
Total	81.7%	82.3%	$1,764.7	$1,739.7	1%	2%
Company-operated
U.S.	17.4%	18.8%	$186.8	$204.7	(9)%	(9)%
Europe	16.7	17.5	311.7	321.7	(3)	(3)
APMEA	14.6	16.9	194.1	220.4	(12)	(12)
Other Countries & Corporate	14.9	15.4	26.8	31.0	(14)	(13)
Total	16.2%	17.5%	$719.4	$777.8	(8)%	(7)%
Franchised margin dollars increased $25.0 million or 1% (2% in constant currencies) for the quarter.

•	In the U.S., the franchised margin percent decreased for the quarter due to higher depreciation related to reimaging and negative comparable sales performance.

•	In Europe, while the franchised margin dollars increased for the quarter, the margin percent decreased due to higher rent expense and negative comparable sales performance.

•
In APMEA, while the franchised margin dollars increased for the quarter, the margin percent decreased primarily due to negative comparable sales performance in Japan and the impact of the weaker Yen, which reduced Japan's favorable contribution to the segment's margin percent.

Company-operated margin dollars decreased $58.4 million or 8% (7% in constant currencies) for the quarter, reflecting negative comparable sales performance, which impacted our ability to overcome cost pressures.

•	In the U.S., the Company-operated margin percent for the quarter decreased primarily due to higher labor and other operating costs.

•	In Europe, the Company-operated margin percent for the quarter decreased due to higher crew labor, commodity costs and depreciation related to reimaging.

•
In APMEA, the Company-operated margin percent for the quarter decreased due to the acceleration of new restaurant openings, mainly in China, and higher crew labor, occupancy and other operating costs throughout the segment. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2013	2012
Food & paper	33.8%	34.3%
Payroll & employee benefits	26.3	25.6
Occupancy & other operating expenses	23.7	22.6
Total expenses	83.8%	82.5%
Company-operated margins	16.2%	17.5%
Selling, General & Administrative Expenses
Selling, general and administrative expenses increased 1% (1% in constant currencies) for the quarter. Selling, general and administrative expenses as a percent of revenues were 9.0% and 9.1% for the quarters 2013 and 2012, respectively, and 2.8% as a percent of Systemwide sales for the quarters 2013 and 2012.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2013	2012
Gains on sales of restaurant businesses	$(52.7)	$(15.7)
Equity in earnings of unconsolidated affiliates	(18.7)	(40.4)
Asset dispositions and other (income) expense, net	9.5	16.5
Total	$(61.9)	$(39.6)
Gains on sales of restaurant businesses increased for the quarter primarily in Australia and China, and to a lesser extent, Europe. The sale of restaurants in China were to a developmental licensee. The decrease in equity in earnings of unconsolidated affiliates for the quarter reflected lower operating results, primarily in Japan.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$844.7	$871.3	(3)%	(3)%
Europe	708.1	699.3	1	1
APMEA	381.9	383.9	(1)	2
Other Countries & Corporate	14.8	10.1	45	n/m
Total	$1,949.5	$1,964.6	(1)%	0%
In the U.S., operating results decreased for the quarter primarily due to lower Company-operated margin dollars.
In Europe, constant currency operating results for the quarter were driven by increases in franchised margin dollars and gains on sales of restaurants, partly offset by lower Company-operated margin dollars.
In APMEA, constant currency operating results for the quarter were driven by increases in gains on sales of restaurants and franchised margin dollars, partly offset by a decrease in Company-operated margin dollars and lower operating results in Japan.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 29.5% and 30.0% for the quarters 2013 and 2012, respectively.
Interest Expense
Interest expense decreased 1% for the quarter primarily due to lower average interest rates, partly offset by higher average debt balances.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2013	2012
Interest Income	$(4.0)	$(11.5)
Foreign currency and hedging activity	0.5	0.5
Other (income) expense, net	8.1	(0.8)
Total	$4.6	$(11.8)
Income Taxes
The effective income tax rate was 30.1% and 31.4% for the quarters 2013 and 2012. The effective income tax rate for the quarter 2013 included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.7 billion and exceeded capital expenditures by $1.1 billion for the first quarter 2013. Cash provided by operations increased $53.4 million compared with the first quarter 2012.
Cash used for investing activities totaled $524.5 million for the first quarter 2013, a decrease of $72.9 million compared with the first quarter 2012, primarily due to the maturity of certain short-term time deposits and fewer purchases of restaurant businesses, partly offset by higher capital expenditures.
Cash used for financing activities totaled $1.6 billion for the first quarter 2013, an increase of $437.5 million compared with the first quarter 2012, primarily due to debt repayments in 2013, partly offset by lower treasury stock purchases.
Debt obligations at March 31, 2013 totaled $12.8 billion compared with $13.6 billion at December 31, 2012. The decrease was primarily due to net debt repayments of $622.4 million with the remaining decrease due to the effect of changes in foreign currency exchange rates. In April 2013, the Company agreed to issue $500 million of 30-year U.S. Dollar-denominated bonds, which are expected to settle in early May 2013.

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
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant and a brand customers trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Our business model is built around growing comparable sales to realize margin leverage, and we expect unfavorable global economic conditions to continue to pressure performance, with continued flat or contracting IEO segments in many markets, broad-based consumer caution, heightened price sensitivity and competitive activity. These circumstances, combined with increasing labor and occupancy costs and volatility in commodity prices, are expected to continue to pressure margins throughout 2013.
We have the added challenge of the cultural and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory, tax and other initiatives around the world, notably the focus on nutritional content and the production, processing and preparation of food “from field to front counter,” as well as industry marketing practices.
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

•
Our continued innovation in all aspects of the McDonald's experience, including particularly our menu offerings, and our ability to adapt our plans to deliver a locally-relevant experience in a highly competitive, value-driven operating environment;

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

•
The success of our tiered approach to menu offerings, as well as the impact of our competitors' actions, including in response to our menu changes, and our ability to continue robust menu development and manage the complexity of our restaurant operations;

•	Our ability to differentiate the McDonald's experience in a way that balances consumer value with margin levels, particularly in markets where pricing or cost pressures are significant;

•	The impact of pricing, marketing and promotional plans on sales and margins and our ability to adjust these plans to respond quickly to changing economic and heightened competitive conditions;

•
Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and motivate our restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve consumer perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•
Whether we can complete our restaurant reimaging and rebuilding plans as projected, and whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants, as well as sales and profitability targets;

•
The costs and risks associated with our increasing reliance on information systems (e.g., point-of-sale and other in-store systems or platforms) that support our restaurants and that we make available to franchisees along with related services, including the risk that we will not realize fully the benefits of the significant investments we are making to enhance the customer experience; the potential for system failures, programming errors, security breaches involving our systems or those of third-party system operators, and the heightened vulnerability to these problems in the case of systems we implement on a decentralized basis; legal and tax risks associated with providing information-related services to franchisees, including those relating to data protection and management; and litigation risk involving intellectual property rights or our rights and obligations to others under related contractual arrangements;

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

•
The impact of campaigns by labor organizations and activists or the use of social media and other mobile communications and applications to promote adverse perceptions of our brand, our management or our suppliers, or to promote or threaten boycotts or other actions involving us or our suppliers;

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
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are also facing significant economic issues. These include, in the U.S., concerns about the federal deficit and the potential adverse effects of the spending cuts that became effective in early 2013. The Eurozone debt crisis continues to depress consumer and business confidence and spending in many markets. Important markets in Asia, which have been key drivers of global growth, have been experiencing declining growth rates. Uncertainty about the long-term investment environment could further depress capital investment and economic activity.
These conditions are adversely affecting sales and/or guest counts in many of our markets, including most of our major markets. To mitigate their impact, we have intensified our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions have adversely affected our margin percent, and margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

•
Whether our strategies will be effective in enabling the continued market share gains that we have included in our plans, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and an increasingly complex, costly and competitive advertising environment;

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

•	The impact on restaurant sales and margins of ongoing commodity price volatility, and the effectiveness of pricing, hedging and other actions taken to address this environment;

•	The impact on our margins of labor costs and the long-term trend toward higher wages and social expenses in both mature and developing markets;

•	The impact of foreign exchange and interest rates on our financial condition and results;

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

•
The increasing focus on workplace practices and conditions, which may drive changes in practices or in the general commercial and regulatory environment that affect perceptions of our business or our cost of doing business, and our exposure to reputational and other harm as a result of practices of our franchisees;

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

•
The impact on our operations of tax and other regulations affecting capital flows, financial markets or financial institutions, which can limit our ability to manage and deploy our liquidity or increase our funding costs; and

•
The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or related authoritative interpretations), particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere, and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

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

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance or plans, expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald's may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2012 regarding this matter.
Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2012 regarding these matters.
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
The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - 31, 2013	1,119,640	$92.21	1,119,640	$9,148,788,407
February 1 - 28, 2013	1,523,428	94.79	1,523,428	9,004,378,495
March 1 - 31, 2013	1,088,649	97.94	1,088,649	8,897,756,727
Total	3,731,717	$94.94	3,731,717

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
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective February 9, 2011, incorporated herein by reference from Form 10‑K, for the year ended December 31, 2010.**

	(h)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2012.**

	(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

	(j)	McDonald's Corporation Target Incentive Plan, effective January 1, 2013, filed herewith.**

	(k)	McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, filed herewith.**

Exhibit Number		Description

(l)
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

	(n)	Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

	(o)	Form of Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

	(p)	Form of Special CPUP Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

	(q)	McDonald’s Corporation Severance Plan, effective January 1, 2008, incorporated by reference from Form 8-K, filed December 4, 2007.**

(i) First Amendment of McDonald’s Corporation Severance Plan, effective as of October 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

(ii) Second Amendment of McDonald’s Corporation Severance Plan, effective as of December 5, 2011, incorporated herein by reference from Form 10-K, for the year ended December 31, 2011.**

	(r)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(s)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)
2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(t)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2012.**

(u)
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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
May 1, 2013	Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer