Form 10-Q
period 2013-06-30
MCDONALDS CORP
filed 2013-07-31
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

999,645,751
(Number of shares of common stock
outstanding as of June 30, 2013)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$2,278.4	$2,336.1
Accounts and notes receivable	1,301.9	1,375.3
Inventories, at cost, not in excess of market	107.8	121.7
Prepaid expenses and other current assets	944.0	1,089.0
Total current assets	4,632.1	4,922.1
Other assets
Investments in and advances to affiliates	1,239.8	1,380.5
Goodwill	2,778.6	2,804.0
Miscellaneous	1,522.5	1,602.7
Total other assets	5,540.9	5,787.2
Property and equipment
Property and equipment, at cost	38,176.3	38,491.1
Accumulated depreciation and amortization	(13,895.9)	(13,813.9)
Net property and equipment	24,280.4	24,677.2
Total assets	$34,453.4	$35,386.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$805.2	$1,141.9
Income taxes	281.7	298.7
Other taxes	378.1	370.7
Accrued interest	159.9	217.0
Accrued payroll and other liabilities	1,180.1	1,374.8
Total current liabilities	2,805.0	3,403.1
Long-term debt	13,369.8	13,632.5
Other long-term liabilities	1,497.1	1,526.2
Deferred income taxes	1,610.8	1,531.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none	—	—
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,920.6	5,778.9
Retained earnings	40,402.4	39,278.0
Accumulated other comprehensive income	29.2	796.4
Common stock in treasury, at cost; 661.0 and 657.9 million shares	(31,198.1)	(30,576.3)
Total shareholders’ equity	15,170.7	15,293.6
Total liabilities and shareholders’ equity	$34,453.4	$35,386.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2013	2012	2013	2012
Revenues
Sales by Company-operated restaurants	$4,761.4	$4,673.5	$9,206.8	$9,105.7
Revenues from franchised restaurants	2,322.4	2,242.4	4,482.3	4,356.8
Total revenues	7,083.8	6,915.9	13,689.1	13,462.5
Operating costs and expenses
Company-operated restaurant expenses	3,919.5	3,823.8	7,645.5	7,478.2
Franchised restaurants—occupancy expenses	399.1	376.2	794.3	750.9
Selling, general & administrative expenses	607.0	617.3	1,203.5	1,209.8
Other operating (income) expense, net	(39.5)	(56.4)	(101.4)	(96.0)
Total operating costs and expenses	4,886.1	4,760.9	9,541.9	9,342.9
Operating income	2,197.7	2,155.0	4,147.2	4,119.6
Interest expense	129.8	130.0	257.9	258.9
Nonoperating (income) expense, net	8.0	15.1	12.6	3.3
Income before provision for income taxes	2,059.9	2,009.9	3,876.7	3,857.4
Provision for income taxes	663.4	662.9	1,210.0	1,243.7
Net income	$1,396.5	$1,347.0	$2,666.7	$2,613.7
Earnings per common share-basic	$1.39	$1.33	$2.66	$2.57
Earnings per common share-diluted	$1.38	$1.32	$2.64	$2.54
Dividends declared per common share	$0.77	$0.70	$1.54	$1.40
Weighted average shares outstanding-basic	1,001.4	1,013.8	1,002.1	1,016.0
Weighted average shares outstanding-diluted	1,008.7	1,023.9	1,009.9	1,027.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Net income	$1,396.5	$1,347.0	$2,666.7	$2,613.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(363.1)	(526.6)	(749.5)	(174.1)
Foreign currency translation adjustments-net of tax benefit (expense) of $7.7, $(6.6), $(51.9) and $(15.9)	(363.1)	(526.6)	(749.5)	(174.1)
Cash flow hedges:
Gain (loss) recognized in AOCI	(22.1)	11.4	(30.3)	4.9
Reclassification of (gain) loss to net income	21.6	0.1	12.3	3.1
Cash flow hedges-net of tax benefit (expense) of $0.1, ($5.1), $2.8 and $(3.2)	(0.5)	11.5	(18.0)	8.0
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(1.1)	0.0	0.1	(0.6)
Reclassification of (gain) loss to net income	0.1	0.7	0.2	1.8
Defined benefit pension plans-net of tax benefit (expense) of $0.3, $0.0, $0.0 and $0.8	(1.0)	0.7	0.3	1.2
Total other comprehensive income (loss), net of tax	(364.6)	(514.4)	(767.2)	(164.9)
Comprehensive income	$1,031.9	$832.6	$1,899.5	$2,448.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Operating activities
Net income	$1,396.5	$1,347.0	$2,666.7	$2,613.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	390.9	365.9	782.0	730.6
Deferred income taxes	(28.1)	12.8	(5.3)	35.4
Share-based compensation	23.4	21.2	46.2	47.7
Other	19.5	21.2	86.5	(27.7)
Changes in working capital items	(292.4)	(285.0)	(379.4)	(283.1)
Cash provided by operations	1,509.8	1,483.1	3,196.7	3,116.6
Investing activities
Capital expenditures	(599.4)	(712.0)	(1,233.6)	(1,300.4)
Sales and purchases of restaurant businesses and property sales	4.1	53.2	49.6	62.9
Other	39.2	(26.8)	103.4	(45.5)
Cash used for investing activities	(556.1)	(685.6)	(1,080.6)	(1,283.0)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	599.1	903.2	(23.3)	1,170.4
Treasury stock purchases	(432.6)	(770.6)	(772.0)	(1,583.2)
Common stock dividends	(771.1)	(709.3)	(1,543.3)	(1,421.6)
Proceeds from stock option exercises	65.5	65.3	178.4	149.7
Excess tax benefit on share-based compensation	20.8	21.9	73.2	68.6
Other	(6.7)	(4.2)	(6.9)	(9.0)
Cash used for financing activities	(525.0)	(493.7)	(2,093.9)	(1,625.1)
Effect of exchange rates on cash and cash equivalents	(19.6)	(108.3)	(79.9)	(59.6)
Cash and equivalents increase (decrease)	409.1	195.5	(57.7)	148.9
Cash and equivalents at beginning of period	1,869.3	2,289.1	2,336.1	2,335.7
Cash and equivalents at end of period	$2,278.4	$2,484.6	$2,278.4	$2,484.6
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2012 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2013 do not necessarily indicate the results that may be expected for the full year.
Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2013	2012
Conventional franchised	19,965	19,580
Developmental licensed	4,479	4,042
Foreign affiliated	3,663	3,641
Total Franchised	28,107	27,263
Company-operated	6,627	6,472
Systemwide restaurants	34,734	33,735
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.
Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.3 million shares and 10.1 million shares for the quarters 2013 and 2012, respectively, and 7.8 million shares and 11.1 million shares for the six months 2013 and 2012, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 4.9 million shares and 4.7 million shares for the quarters 2013 and 2012, respectively, and 4.8 million shares and 4.7 million shares for the six months 2013 and 2012, respectively.
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

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
June 30, 2013
Investments	$180.8		$180.8
Derivative assets	141.0	$83.2	224.2
Total assets at fair value	$321.8	$83.2	$405.0

Derivative liabilities		$(101.8)	$(101.8)
Total liabilities at fair value		$(101.8)	$(101.8)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2013, the fair value of the Company’s debt obligations was estimated at $14.5 billion, compared to a carrying amount of $13.4 billion. The fair value was based upon quoted market prices, Level 2, within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

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
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Total derivatives designated as hedging instruments	$75.6	$85.1	$(88.5)	$(35.8)
Total derivatives not designated as hedging instruments	148.6	133.3	(13.3)	(6.8)
Total derivatives	$224.2	$218.4	$(101.8)	$(42.6)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the six months ended June 30, 2013 and 2012, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2013	2012	2013	2012	2013	2012
Cash Flow Hedges	$(38.0)	$6.8	$(17.2)	$(4.4)	$(4.7)	$(4.6)
Net Investment Hedges	$252.1	$61.2	$—	$—
Undesignated derivatives					$(12.1)	$(17.8)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At June 30, 2013, $2.0 billion of the Company's outstanding fixed-rate debt was effectively converted. For the six months ended June 30, 2013, the Company recognized a $30.2 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of June 30, 2013, the Company had derivatives outstanding with an equivalent notional amount of $744.9 million that hedged a portion of forecasted foreign currency denominated royalties.

The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 53 months and have an equivalent notional amount of $318.9 million.

The Company manages its exposure to energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting. The hedges cover periods up to 22 years and have an equivalent gross notional amount of $903.2 million, comprised of offsetting purchases and sales of energy.

Based on market conditions at June 30, 2013, the $17.2 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2013, $7.8 billion of intercompany foreign currency denominated debt, $4.2 billion of the Company's third party foreign currency denominated debt and $860.5 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2013 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.
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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2013	2012	2013	2012
Revenues
U.S.	$2,282.4	$2,242.3	$4,370.9	$4,344.6
Europe	2,837.1	2,741.2	5,423.5	5,276.7
APMEA	1,589.5	1,547.9	3,183.2	3,104.5
Other Countries & Corporate	374.8	384.5	711.5	736.7
Total revenues	$7,083.8	$6,915.9	$13,689.1	$13,462.5
Operating Income
U.S.	$967.9	$972.1	$1,812.6	$1,843.4
Europe	850.8	807.2	1,558.9	1,506.5
APMEA	354.7	358.8	736.6	742.7
Other Countries & Corporate	24.3	16.9	39.1	27.0
Total operating income	$2,197.7	$2,155.0	$4,147.2	$4,119.6
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. On July 18, 2013, McDonald's Board of Directors declared a quarterly cash dividend of $0.77 per share of common stock, payable on September 17, 2013, to shareholders of record at the close of business on September 3, 2013. There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 34,734 restaurants in 119 countries at June 30, 2013, 28,107 were licensed to franchisees (including 19,965 franchised to conventional franchisees, 4,479 licensed to developmental licensees and 3,663 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,627 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate,” which includes operations in Canada and Latin America, as well as Corporate activities. For the six months ended June 30, 2013, the U.S., Europe and APMEA segments accounted for 32%, 40% and 23% of total revenues, respectively.
Strategic Direction and Financial Performance
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the “System”) has been key to McDonald's success. This business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. In addition, it facilitates our ability to identify, implement and scale innovative ideas that meet customers' changing needs and preferences.
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
Global comparable sales increased 1.0% for the quarter and were flat for the six months. The overall challenging environment, namely flat to declining informal eating out markets, diminishing ability to raise menu prices, ongoing cost pressures and heightened competitive activity, continued to pressure performance. On a consolidated basis, comparable guest counts decreased 1.2% for the six months. Comparable sales are driven by changes in guest counts and average check, which are affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.
Looking ahead, we expect the overall challenging environment to persist, pressuring comparable sales performance and negatively impacting results for the remainder of the year. Despite the challenges inherent in the external environment, we are differentiating the McDonald's experience by uniting consumer insights, innovation and execution.

U.S. comparable sales increased 1.0% for the quarter and decreased 0.1% for the six months. New product introductions across the four key growth categories of chicken, beef, breakfast and beverages, ongoing support for the Dollar Menu and greater accessibility to McDonald's classic core favorites supported the segment's sales performance. Sales results were also negatively impacted by the comparison against prior year promotional activity. Moving forward, U.S. business initiatives are designed to satisfy evolving customer expectations through a balanced approach to value, variety and convenience. Additionally, ongoing restaurant reimaging and customer service initiatives continue to be a priority in enhancing the customer experience.
In Europe, comparable sales decreased 0.1% and 0.6% for the quarter and six months, respectively, as negative results in Germany and France were partly offset by solid performance in the U.K. and Russia. Looking ahead, Europe remains focused on reigniting momentum with enhanced premium beverage and menu items and everyday affordability options across all dayparts. In addition, Europe continues to focus on enhancing the customer experience through ongoing restaurant reimaging and technology initiatives.
In APMEA, comparable sales decreased 0.3% and 1.9% for the quarter and six months, respectively, primarily due to negative results in Japan and China, partly offset by positive performance in many other markets. Australia also had a negative impact on the quarter. APMEA remains focused on driving performance by offering comprehensive value platforms, accelerating growth at breakfast, modernizing the customer experience through ongoing restaurant reimaging, and broadening accessibility through service and convenience initiatives and new restaurant development.
Second Quarter and Six Months 2013 Operating Results Included:

•	Global comparable sales increased 1.0% for the quarter and were flat for the six months.

•	Consolidated revenues increased 2% (2% in constant currencies) for the quarter and six months.

•	Consolidated operating income increased 2% (3% in constant currencies) for the quarter and increased 1% (1% in constant currencies) for the six months.

•
Diluted earnings per share were $1.38 for the quarter and $2.64 for the six months, up 5% (6% in constant currencies) and 4% (5% in constant currencies), respectively. Foreign currency translation negatively impacted diluted earnings per share by $0.02 for the quarter and six months.

•	For the six months, the Company paid total dividends of $1.5 billion and repurchased 8.1 million shares for $786.0 million.
Outlook
The Company expects the dynamics of the current environment to persist, namely flat to declining informal eating out markets, diminishing ability to raise menu prices, ongoing cost pressures and heightened competitive activity. As a result, the Company expects our results for the remainder of the year to remain challenged. While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company's future results.

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2013, the total basket of goods cost is expected to increase 1.5-2.5% in the U.S. and 2.0-3.0% in Europe.

•	The Company expects full-year 2013 selling, general and administrative expenses to remain relatively flat in constant currencies, with fluctuations expected between the quarters.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2013 to increase approximately 2-3% compared with 2012.

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

•
The Company expects capital expenditures for 2013 to be about $3.1 billion. Over half of this amount will be used to open new restaurants. The Company expects to open between 1,500 - 1,550 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of between 1,200 - 1,250 traditional restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. More than 1,600 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2013		June 30, 2013
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,761.4	2%	$9,206.8	1%
Revenues from franchised restaurants	2,322.4	4	4,482.3	3
Total revenues	7,083.8	2	13,689.1	2
Operating costs and expenses
Company-operated restaurant expenses	3,919.5	3	7,645.5	2
Franchised restaurants—occupancy expenses	399.1	6	794.3	6
Selling, general & administrative expenses	607.0	(2)	1,203.5	(1)
Other operating (income) expense, net	(39.5)	30	(101.4)	(6)
Total operating costs and expenses	4,886.1	3	9,541.9	2
Operating income	2,197.7	2	4,147.2	1
Interest expense	129.8	0	257.9	0
Nonoperating (income) expense, net	8.0	(47)	12.6	n/m
Income before provision for income taxes	2,059.9	2	3,876.7	0
Provision for income taxes	663.4	0	1,210.0	(3)
Net income	$1,396.5	4%	$2,666.7	2%
Earnings per common share-basic	$1.39	5%	$2.66	4%
Earnings per common share-diluted	$1.38	5%	$2.64	4%
n/m Not meaningful

Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results because they believe this better represents the Company's underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation (Cost)
Quarters Ended June 30,	2013	2012	2013
Revenues	$7,083.8	$6,915.9	$(2.5)
Company-operated margins	841.9	849.7	(0.5)
Franchised margins	1,923.3	1,866.2	(8.8)
Selling, general & administrative expenses	607.0	617.3	(0.8)
Operating income	2,197.7	2,155.0	(13.3)
Net income	1,396.5	1,347.0	(12.8)
Earnings per share-diluted	$1.38	$1.32	$(0.02)

			Currency Translation (Cost)
Six Months Ended June 30,	2013	2012	2013
Revenues	$13,689.1	$13,462.5	$(8.5)
Company-operated margins	1,561.3	1,627.5	(1.3)
Franchised margins	3,688.0	3,605.9	(20.8)
Selling, general & administrative expenses	1,203.5	1,209.8	(1.5)
Operating income	4,147.2	4,119.6	(29.1)
Net income	2,666.7	2,613.7	(24.1)
Earnings per share-diluted	$2.64	$2.54	$(0.02)
Foreign currency translation had a negative impact on consolidated operating results for the quarter and six months.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 4% (5% in constant currencies) to $1,396.5 million and diluted earnings per share increased 5% (6% in constant currencies) to $1.38. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
For the six months, net income increased 2% (3% in constant currencies) to $2,666.7 million and diluted earnings per share increased 4% (5% in constant currencies) to $2.64. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
For the quarter and six months, net income and diluted earnings per share growth in constant currencies were positively impacted by higher franchised margin dollars and a lower effective income tax rate, partly offset by lower Company-operated margin dollars. A decrease in diluted weighted average shares outstanding also contributed to the growth in diluted earnings per share in both periods.
During the quarter, the Company paid a quarterly dividend of $0.77 per share or $771.1 million, bringing the total dividends paid for the six months to $1,543.3 million. In addition, the Company repurchased 4.4 million shares of its stock for $431.7 million, bringing total purchases for the six months to 8.1 million shares or $786.0 million.

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

REVENUES
Dollars in millions
Quarters Ended June 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,164.0	$1,152.4	1%	1%
Europe	2,058.0	1,994.6	3	3
APMEA	1,333.6	1,302.4	2	1
Other Countries & Corporate	205.8	224.1	(8)	(7)
Total	$4,761.4	$4,673.5	2%	2%
Franchised revenues
U.S.	$1,118.4	$1,089.9	3%	3%
Europe	779.1	746.6	4	3
APMEA	255.9	245.5	4	9
Other Countries & Corporate	169.0	160.4	5	9
Total	$2,322.4	$2,242.4	4%	4%
Total revenues
U.S.	$2,282.4	$2,242.3	2%	2%
Europe	2,837.1	2,741.2	3	3
APMEA	1,589.5	1,547.9	3	3
Other Countries & Corporate	374.8	384.5	(3)	0
Total	$7,083.8	$6,915.9	2%	2%

Six Months Ended June 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,235.7	$2,242.0	0%	0%
Europe	3,920.4	3,829.2	2	3
APMEA	2,665.2	2,608.9	2	1
Other Countries & Corporate	385.5	425.6	(9)	(9)
Total	$9,206.8	$9,105.7	1%	1%
Franchised revenues
U.S.	$2,135.2	$2,102.6	2%	2%
Europe	1,503.1	1,447.5	4	3
APMEA	518.0	495.6	5	9
Other Countries & Corporate	326.0	311.1	5	8
Total	$4,482.3	$4,356.8	3%	3%
Total revenues
U.S.	$4,370.9	$4,344.6	1%	1%
Europe	5,423.5	5,276.7	3	3
APMEA	3,183.2	3,104.5	3	2
Other Countries & Corporate	711.5	736.7	(3)	(1)
Total	$13,689.1	$13,462.5	2%	2%

Consolidated revenues increased 2% (2% in constant currencies) for the quarter and six months, driven by expansion. For the quarter and six months, comparable sales and guest counts were pressured by challenging economic and IEO industry conditions.

•
In the U.S., the increase in revenues for the quarter was driven by expansion and positive comparable sales performance. Expansion drove results for the six months. Innovative new menu options in key growth categories, ongoing support for the Dollar Menu and greater accessibility to McDonald's classic core favorites helped support performance. Sales results for the quarter were negatively impacted by the comparison against prior year promotional activity.

•
In Europe, the constant currency increase in revenues for the quarter and six months was driven by expansion, primarily in Russia (which is entirely Company-operated). Revenue growth was also impacted by positive comparable sales in the U.K. and Russia, mostly offset by weaker performance in Germany and France.

•
In APMEA, the constant currency increase in revenues for the quarter and six months was driven by expansion, partly offset by negative comparable sales, primarily in China. Results in China reflected the impact of Avian influenza, which diminished through the quarter.

The following table presents the percent change in comparable sales for the quarter and six months ended June 30, 2013 and 2012:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30, *
	2013	2012	2013	2012
U.S.	1.0%	3.6%	(0.1)%	6.1%
Europe	(0.1)	3.8	(0.6)	4.4
APMEA	(0.3)	0.9	(1.9)	3.2
Other Countries & Corporate	6.6	9.1	6.1	10.2
Total	1.0%	3.7%	0.0%	5.4%

*	On a consolidated basis, comparable guest counts decreased 1.2% and increased 3.0% for the six months 2013 and 2012, respectively.
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2013:

SYSTEMWIDE SALES
	Quarter Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Inc/ (Dec)	Increase Excluding Currency Translation	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	2%	2%	1%	1%
Europe	3	3	3	2
APMEA	(2)	5	(3)	3
Other Countries & Corporate	5	10	4	10
Total	2%	4%	1%	3%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$8,083.5	$7,920.1	2%	2%
Europe	4,384.8	4,240.7	3	2
APMEA	3,100.0	3,203.5	(3)	6
Other Countries & Corporate	2,091.8	1,955.4	7	12
Total*	$17,660.1	$17,319.7	2%	4%

Six Months Ended June 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$15,460.1	$15,297.6	1%	1%
Europe	8,449.4	8,226.5	3	2
APMEA	6,336.6	6,629.2	(4)	4
Other Countries & Corporate	4,069.8	3,844.5	6	12
Total*	$34,315.9	$33,997.8	1%	3%

*
Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,646.5 million and $3,662.1 million for the quarters 2013 and 2012, respectively, and $7,372.9 million and $7,554.0 million for the six months 2013 and 2012, respectively. Results were negatively impacted by the weaker Yen, which reduced Japan's sales contribution for both periods in 2013. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2013	2012	2013	2012
Franchised
U.S.	84.1%	84.3%	$940.7	$918.8	2%	2%
Europe	78.6	79.3	612.4	592.2	3	2
APMEA	87.6	88.7	224.3	217.7	3	8
Other Countries & Corporate	86.3	85.7	145.9	137.5	6	10
Total	82.8%	83.2%	$1,923.3	$1,866.2	3%	4%
Company-operated
U.S.	18.7%	19.8%	$217.9	$228.2	(5)%	(5)%
Europe	19.4	19.3	399.6	384.6	4	4
APMEA	14.3	15.3	190.8	198.6	(4)	(5)
Other Countries & Corporate	16.3	17.0	33.6	38.3	(12)	(11)
Total	17.7%	18.2%	$841.9	$849.7	(1)%	(1)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2013	2012	2013	2012
Franchised
U.S.	83.5%	83.9%	$1,783.9	$1,763.2	1%	1%
Europe	77.9	78.6	1,170.3	1,137.9	3	2
APMEA	87.7	88.6	454.2	439.3	3	8
Other Countries & Corporate	85.8	85.3	279.6	265.5	5	9
Total	82.3%	82.8%	$3,688.0	$3,605.9	2%	3%
Company-operated
U.S.	18.1%	19.3%	$404.7	$432.9	(7)%	(7)%
Europe	18.1	18.4	711.3	706.3	1	1
APMEA	14.4	16.1	384.9	419.0	(8)	(9)
Other Countries & Corporate	15.7	16.3	60.4	69.3	(13)	(12)
Total	17.0%	17.9%	$1,561.3	$1,627.5	(4)%	(4)%
Franchised margin dollars increased $57.1 million or 3% (4% in constant currencies) for the quarter and increased $82.1 million or 2% (3% in constant currencies) for the six months.

•	In the U.S., the franchised margin percent decreased for the quarter and six months due to higher depreciation related to reimaging and soft comparable sales performance.

•	In Europe, the franchised margin percent decreased for the quarter and six months due to higher rent expense and negative comparable sales performance.

•
In APMEA, the franchised margin percent decreased for the quarter and six months primarily due to results in Australia, and the impact of the weaker Yen, which reduced Japan's favorable contribution to the segment's margin percent.

Company-operated margin dollars decreased $7.8 million or 1% (1% in constant currencies) for the quarter and decreased $66.2 million or 4% (4% in constant currencies) for the six months, reflecting soft comparable sales performance, which impacted our ability to overcome cost pressures.

•	In the U.S., the Company-operated margin percent for the quarter and six months decreased primarily due to higher labor, occupancy and other operating costs.

•
In Europe, the Company-operated margin percent increased for the quarter and decreased for the six months. While positive comparable sales performance in the U.K. and Russia benefited margins for both periods, higher labor, commodity costs and depreciation related to reimaging pressured results.

•
In APMEA, the Company-operated margin percent for the quarter and six months decreased primarily due to new restaurant openings, mainly in China, and higher crew labor throughout the segment. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Food & paper	33.7%	34.1%	33.8%	34.2%
Payroll & employee benefits	25.7	25.4	26.0	25.5
Occupancy & other operating expenses	22.9	22.3	23.2	22.4
Total expenses	82.3%	81.8%	83.0%	82.1%
Company-operated margins	17.7%	18.2%	17.0%	17.9%
Selling, General & Administrative Expenses
Selling, general and administrative expenses decreased 2% (2% in constant currencies) for the quarter and decreased 1% (1% in constant currencies) for the six months due to lower incentive-based compensation, mostly offset by higher employee costs. In addition, 2012 included costs related to the Worldwide Owner/Operator Convention.
For the six months, selling, general and administrative expenses as a percent of revenues decreased to 8.8% for 2013 compared with 9.0% for 2012, and as a percent of Systemwide sales was 2.8% for 2013 and 2012.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gains on sales of restaurant businesses	$(31.4)	$(25.3)	$(84.1)	$(41.0)
Equity in earnings of unconsolidated affiliates	(24.9)	(33.6)	(43.6)	(74.0)
Asset dispositions and other (income) expense, net	16.8	2.5	26.3	19.0
Total	$(39.5)	$(56.4)	$(101.4)	$(96.0)
Gains on sales of restaurant businesses increased for the six months primarily in Australia, and to a lesser extent, Europe.
The decrease in equity in earnings of unconsolidated affiliates for the six months reflected lower operating results, primarily in Japan.
Asset dispositions and other expense increased for the quarter partly due to lower gains on unconsolidated partnership dissolutions in the U.S.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$967.9	$972.1	0%	0%
Europe	850.8	807.2	5	5
APMEA	354.7	358.8	(1)	3
Other Countries & Corporate	24.3	16.9	43	73
Total	$2,197.7	$2,155.0	2%	3%

Six Months Ended June 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,812.6	$1,843.4	(2)%	(2)%
Europe	1,558.9	1,506.5	3	3
APMEA	736.6	742.7	(1)	2
Other Countries & Corporate	39.1	27.0	44	85
Total	$4,147.2	$4,119.6	1%	1%
Operating income increased $42.7 million or 2% (3% in constant currencies) for the quarter and $27.6 million or 1% (1% in constant currencies) for the six months.

•
In the U.S., operating results were relatively flat for the quarter and decreased for the six months as higher franchised margin dollars were more than offset by lower Company-operated margin dollars and lower other operating income.

•
In Europe, constant currency operating results for the quarter and six months were driven by higher franchised and Company-operated margin dollars. The six months were also positively impacted by higher gains on sales of restaurants.

•
In APMEA, constant currency operating results for the quarter and six months reflected higher franchised margin dollars and lower Company-operated margin dollars. The six months were also positively impacted by higher other operating income.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 30.3% and 30.6% for the six months 2013 and 2012, respectively.
Interest Expense
Interest expense was relatively flat for the quarter and six months.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income	$(3.1)	$(6.5)	$(7.1)	$(18.0)
Foreign currency and hedging activity	5.6	7.1	6.1	7.6
Other (income) expense, net	5.5	14.5	13.6	13.7
Total	$8.0	$15.1	$12.6	$3.3
Income Taxes
The effective income tax rate was 32.2% and 33.0% for the quarters 2013 and 2012, respectively, and 31.2% and 32.2% for the six months 2013 and 2012, respectively. The 2013 effective income tax rate for the six months included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.2 billion and exceeded capital expenditures by $2.0 billion for the six months 2013. Cash provided by operations increased $80.1 million compared with the six months 2012.
Cash used for investing activities totaled $1.1 billion for the six months 2013, a decrease of $202.4 million compared with the six months 2012, primarily due to the maturity of certain short-term time deposits and lower capital expenditures.
Cash used for financing activities totaled $2.1 billion for the six months 2013, an increase of $468.8 million compared with the six months 2012, reflecting lower debt issuances and higher debt repayments, partly due to timing. The increase was partly offset by lower treasury stock purchases.
Debt obligations at June 30, 2013 totaled $13.4 billion compared with $13.6 billion at December 31, 2012. The decrease was primarily due to the effect of changes in foreign currency exchange rates.

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
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant and a brand customers trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Our business model is built around growing comparable sales to realize margin leverage, and we expect unfavorable economic conditions in many markets to continue to pressure our financial performance, with continued flat or contracting IEO segments in many markets, broad-based consumer caution and price sensitivity, reduced pricing power and intensifying competitive activity. Given these conditions and persistent cost pressures, we expect our results for the remainder of 2013 to remain challenged.
We have the added challenge of the cultural and regulatory differences that exist within and among the more than 100 countries where we operate. Initiatives we undertake may not have universal appeal among different segments of our customer base and can drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by regulatory, tax and other initiatives around the world, notably the focus on nutritional content and the sourcing, processing and preparation of food “from field to front counter,” as well as industry marketing practices.
These risks can have an impact both in the near- and long-term and are reflected in the following considerations and factors that we believe are most likely to affect our performance.
Our ability to remain a relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win and our global growth priorities.
The Plan to Win addresses the key drivers of our business and results - people, products, place, price and promotion - and we are focused on our three global growth priorities that represent the greatest opportunities under our Plan to Win: optimizing our menu, modernizing the customer experience and broadening accessibility to our brand. The quality of our execution depends mainly on the following:

•
Our ability to anticipate and respond effectively to trends or other factors that affect the IEO segment and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about us, all of which can drive perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements with us;

•	Our continued innovation in all aspects of the McDonald's experience to differentiate the McDonald's experience in a way that balances value with margin levels;

•
Our ability to continue robust menu development and manage the complexity of our restaurant operations; our ability to adapt our plans to deliver a locally-relevant experience in a highly competitive, value-driven operating environment; our ability to leverage promotional or operating successes across markets; and whether sales gains associated with new product introductions are sustained;

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

•
The success of our tiered approach to menu offerings; the impact of pricing, product, marketing and promotional plans on sales and margins; and our ability to adjust these plans to respond quickly to changing economic and competitive conditions;

•
Our ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and motivate our restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve perceptions of our ability to meet expectations for quality food served in clean and friendly environments;

•
Our plans for restaurant reimaging and rebuilding, and whether we are able to identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants and achieve our sales and profitability targets;

•
The costs and risks associated with our increasing reliance on information systems (e.g., point-of-sale and other in-store systems or platforms) that support our restaurants and that we make available to franchisees along with related services, including the risk that we will not realize fully the benefits of the significant investments we are making to enhance the customer experience; the potential for system failures, programming errors, security breaches involving our systems or those of third-party system operators, and the heightened vulnerability to these problems in the case of systems we implement on a decentralized basis; legal risks associated with providing information-related services to franchisees, including those relating to data protection and management; and litigation risk involving intellectual property rights or our rights and obligations to others under related contractual arrangements;

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

•
The impact of campaigns by labor organizations and activists or the use of social media and other mobile communications and applications to promote adverse perceptions of our brand, our management, suppliers or franchisees, or to promote or threaten boycotts or other actions involving us, our suppliers or franchisees;

•
The impact of events such as boycotts or protests, labor strikes and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us or the suppliers, franchisees and others that are also part of the McDonald's System and whose performance has a material impact on our results; and

•	Our ability to recruit and retain qualified personnel to manage our operations and growth.
Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are also facing significant economic issues. These include, in the U.S., concerns about the federal deficit and the potential adverse effects of the government spending cuts that became effective in early 2013. The Eurozone debt crisis continues to depress consumer and business confidence and spending in many markets. Important markets in Asia, which have been key drivers of global growth, have been experiencing declining growth rates. Uncertainty about the long-term investment environment could further depress capital investment and economic activity.
These conditions are adversely affecting sales and/or guest counts in many of our markets, including most of our major markets. To mitigate their impact, we have intensified our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions have adversely affected our margin percent, and margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

•
Whether our strategies will be effective in enabling the market share gains we have included in our plans, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and an increasingly complex, costly and competitive advertising environment;

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

•
The impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation (including tax initiatives intended to drive consumer behavior) in ways that could be material to our business;

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

•
The increasing focus on workplace practices and conditions and costs and other effects of compliance with U.S. and overseas regulations affecting our workforce and labor practices, including those relating to wage and hour practices, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination, and our exposure to reputational and other harm as a result of perceptions about our workplace practices or conditions or those of our franchisees;

•
Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs or government-mandated closure of our or our suppliers' operations, and the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit;

•
The legal and compliance risks and costs associated with privacy, data protection and similar laws, particularly as they apply to children, the potential costs (including the loss of consumer confidence) arising from alleged security breaches of our information systems, and the risk of criminal penalties or civil liability to those whose data is alleged to have been collected or used inappropriately;

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

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald's may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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
Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2013	1,245,395	$100.67	1,245,395	$8,772,382,719
May 1 - 31, 2013	1,791,170	100.75	1,791,170	8,591,928,401
June 1 - 30, 2013	1,285,197	97.97	1,285,197	8,466,021,258
Total	4,321,762	$99.90	4,321,762

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

	(h)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2012.**

	(i)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

	(j)	McDonald's Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

	(k)	McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

Exhibit Number		Description

(l)
Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-K, for the year ended December 31, 2011.**

(m)
Form of Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10‑K, for the year ended December 31, 2011.**

	(n)	Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

(o)
Form of Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

(p)
Form of Special CPUP Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

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

	(t)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

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

	(w)	Separation Agreement between Janice Fields and the Company dated May 15, 2013, filed herewith.**

	(x)	Later Date Agreement between Janice Fields and the Company dated May 15, 2013, filed herewith.**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
July 31, 2013	Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer