Form 10-Q
period 2013-09-30
MCDONALDS CORP
filed 2013-10-30
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

995,030,164
(Number of shares of common stock
outstanding as of September 30, 2013)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and equivalents	$2,544.3	$2,336.1
Accounts and notes receivable	1,285.3	1,375.3
Inventories, at cost, not in excess of market	113.1	121.7
Prepaid expenses and other current assets	791.4	1,089.0
Total current assets	4,734.1	4,922.1
Other assets
Investments in and advances to affiliates	1,262.5	1,380.5
Goodwill	2,853.8	2,804.0
Miscellaneous	1,619.4	1,602.7
Total other assets	5,735.7	5,787.2
Property and equipment
Property and equipment, at cost	39,487.3	38,491.1
Accumulated depreciation and amortization	(14,405.8)	(13,813.9)
Net property and equipment	25,081.5	24,677.2
Total assets	$35,551.3	$35,386.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$858.3	$1,141.9
Dividends payable	803.0	—
Income taxes	321.4	298.7
Other taxes	383.3	370.7
Accrued interest	172.1	217.0
Accrued payroll and other liabilities	1,284.2	1,374.8
Total current liabilities	3,822.3	3,403.1
Long-term debt	13,487.8	13,632.5
Other long-term liabilities	1,556.0	1,526.2
Deferred income taxes	1,520.3	1,531.1
Shareholders’ equity
Preferred stock, no par value; authorized—165.0 million shares; issued—none	—	—
Common stock, $.01 par value; authorized—3.5 billion shares; issued 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,962.6	5,778.9
Retained earnings	40,354.6	39,278.0
Accumulated other comprehensive income	516.6	796.4
Common stock in treasury, at cost; 665.6 and 657.9 million shares	(31,685.5)	(30,576.3)
Total shareholders’ equity	15,164.9	15,293.6
Total liabilities and shareholders’ equity	$35,551.3	$35,386.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2013	2012	2013	2012
Revenues
Sales by Company-operated restaurants	$4,923.1	$4,838.4	$14,129.9	$13,944.1
Revenues from franchised restaurants	2,400.3	2,314.0	6,882.6	6,670.8
Total revenues	7,323.4	7,152.4	21,012.5	20,614.9
Operating costs and expenses
Company-operated restaurant expenses	4,004.4	3,914.4	11,649.9	11,392.6
Franchised restaurants—occupancy expenses	408.4	383.4	1,202.7	1,134.3
Selling, general & administrative expenses	554.3	620.9	1,757.8	1,830.7
Other operating (income) expense, net	(60.4)	(53.5)	(161.8)	(149.5)
Total operating costs and expenses	4,906.7	4,865.2	14,448.6	14,208.1
Operating income	2,416.7	2,287.2	6,563.9	6,406.8
Interest expense	130.5	128.1	388.4	387.0
Nonoperating (income) expense, net	13.6	5.5	26.2	8.8
Income before provision for income taxes	2,272.6	2,153.6	6,149.3	6,011.0
Provision for income taxes	750.4	698.6	1,960.4	1,942.3
Net income	$1,522.2	$1,455.0	$4,188.9	$4,068.7
Earnings per common share-basic	$1.53	$1.45	$4.19	$4.02
Earnings per common share-diluted	$1.52	$1.43	$4.16	$3.98
Dividends declared per common share	$1.58	$1.47	$3.12	$2.87
Weighted average shares outstanding-basic	997.3	1,006.1	1,000.5	1,012.7
Weighted average shares outstanding-diluted	1,004.2	1,015.4	1,008.2	1,023.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
Net income	$1,522.2	$1,455.0	$4,188.9	$4,068.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	496.4	316.1	(253.1)	142.0
Foreign currency translation adjustments-net of tax benefit (expense) of $57.6, $19.4, $5.7 and $3.5	496.4	316.1	(253.1)	142.0
Cash flow hedges:
Gain (loss) recognized in AOCI	(17.6)	5.9	(47.9)	10.8
Reclassification of (gain) loss to net income	8.4	1.9	20.7	5.0
Cash flow hedges-net of tax benefit (expense) of $3.5, $(2.1), $6.3 and $(5.3)	(9.2)	7.8	(27.2)	15.8
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.0	0.7	0.1	0.1
Reclassification of (gain) loss to net income	0.2	0.1	0.4	1.9
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.0 and $0.8	0.2	0.8	0.5	2.0
Total other comprehensive income (loss), net of tax	487.4	324.7	(279.8)	159.8
Comprehensive income	$2,009.6	$1,779.7	$3,909.1	$4,228.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
Operating activities
Net income	$1,522.2	$1,455.0	$4,188.9	$4,068.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	394.5	371.9	1,176.5	1,102.5
Deferred income taxes	18.7	84.3	13.4	119.7
Share-based compensation	22.7	22.5	68.9	70.2
Other	(8.0)	32.0	78.5	4.3
Changes in working capital items	100.4	33.7	(279.0)	(249.4)
Cash provided by operations	2,050.5	1,999.4	5,247.2	5,116.0
Investing activities
Capital expenditures	(687.1)	(753.2)	(1,920.7)	(2,053.6)
Sales and purchases of restaurant businesses and property sales	77.1	47.8	126.7	110.7
Other	24.4	(18.3)	127.8	(63.8)
Cash used for investing activities	(585.6)	(723.7)	(1,666.2)	(2,006.7)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	(67.8)	(379.3)	(91.1)	791.1
Treasury stock purchases	(501.1)	(651.0)	(1,273.1)	(2,234.2)
Common stock dividends	(767.5)	(703.8)	(2,310.8)	(2,125.4)
Proceeds from stock option exercises	25.2	83.3	203.6	233.0
Excess tax benefit on share-based compensation	8.9	33.0	82.1	101.6
Other	0.7	(0.3)	(6.2)	(9.3)
Cash used for financing activities	(1,301.6)	(1,618.1)	(3,395.5)	(3,243.2)
Effect of exchange rates on cash and cash equivalents	102.6	36.3	22.7	(23.3)
Cash and equivalents increase (decrease)	265.9	(306.1)	208.2	(157.2)
Cash and equivalents at beginning of period	2,278.4	2,484.6	2,336.1	2,335.7
Cash and equivalents at end of period	$2,544.3	$2,178.5	$2,544.3	$2,178.5
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2012 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2013 do not necessarily indicate the results that may be expected for the full year.
Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2013	2012
Conventional franchised	20,117	19,673
Developmental licensed	4,566	4,143
Foreign affiliated	3,598	3,654
Total Franchised	28,281	27,470
Company-operated	6,642	6,540
Systemwide restaurants	34,923	34,010
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.
Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.9 million shares and 9.3 million shares for the quarters 2013 and 2012, respectively, and 7.7 million shares and 10.6 million shares for the nine months 2013 and 2012, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 7.7 million shares and 4.7 million shares for the quarters 2013 and 2012, respectively, and 4.7 million shares for the nine months 2013 and 2012, respectively.
In September 2013, McDonald's Board of Directors declared a fourth quarter cash dividend of $0.81 per share of common stock, resulting in $803.0 million of dividends payable in December 2013.
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

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
September 30, 2013
Investments	$189.0		$189.0
Derivative assets	137.9	$73.9	211.8
Total assets at fair value	$326.9	$73.9	$400.8

Derivative liabilities		$(158.1)	$(158.1)
Total liabilities at fair value		$(158.1)	$(158.1)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2013, the fair value of the Company’s debt obligations was estimated at $14.6 billion, compared to a carrying amount of $13.5 billion. The fair value was based upon quoted market prices, Level 2, within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

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
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Total derivatives designated as hedging instruments	$70.1	$85.1	$(135.1)	$(35.8)
Total derivatives not designated as hedging instruments	141.7	133.3	(23.0)	(6.8)
Total derivatives	$211.8	$218.4	$(158.1)	$(42.6)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the nine months ended September 30, 2013 and 2012, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2013	2012	2013	2012	2013	2012
Cash Flow Hedges	$(62.3)	$13.9	$(28.8)	$(7.2)	$(7.7)	$(10.8)
Net Investment Hedges	$(229.8)	$25.3	$—	$—
Undesignated derivatives					$(31.7)	$(20.5)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At September 30, 2013, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the nine months ended September 30, 2013, the Company recognized a $22.8 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of September 30, 2013, the Company had derivatives outstanding with an equivalent notional amount of $713.2 million that hedged a portion of forecasted foreign currency denominated royalties.

The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 50 months and have an equivalent notional amount of $338.9 million.

The Company manages its exposure to energy-related transactions in certain markets by entering into commodity forwards and has elected cash flow hedge accounting. The hedges cover periods up to 22 years and have an equivalent gross notional amount of $961.3 million, comprised of offsetting purchases and sales of energy.

Based on market conditions at September 30, 2013, the $8.0 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2013, $8.1 billion of intercompany foreign currency denominated debt, $4.5 billion of the Company's third party foreign currency denominated debt and $785.3 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2013 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.
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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2013	2012	2013	2012
Revenues
U.S.	$2,289.0	$2,256.5	$6,659.9	$6,601.1
Europe	2,955.3	2,793.1	8,378.8	8,069.8
APMEA	1,683.1	1,693.6	4,866.3	4,798.1
Other Countries & Corporate	396.0	409.2	1,107.5	1,145.9
Total revenues	$7,323.4	$7,152.4	$21,012.5	$20,614.9
Operating Income
U.S.	$1,021.7	$973.8	$2,834.3	$2,817.2
Europe	944.4	848.7	2,503.3	2,355.2
APMEA	391.8	443.2	1,128.4	1,185.9
Other Countries & Corporate	58.8	21.5	97.9	48.5
Total operating income	$2,416.7	$2,287.2	$6,563.9	$6,406.8
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 34,923 restaurants in 119 countries at September 30, 2013, 28,281 were licensed to franchisees (including 20,117 franchised to conventional franchisees, 4,566 licensed to developmental licensees and 3,598 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,642 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant businesses, and by reinvesting in the business. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate and/or franchise restaurants within a market.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate,” which includes operations in Canada and Latin America, as well as Corporate activities. For the nine months ended September 30, 2013, the U.S., Europe and APMEA segments accounted for 32%, 40% and 23% of total revenues, respectively.
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
Global comparable sales increased 0.9% and 0.3% for the quarter and nine months, respectively. The overall challenging environment, namely flat to declining informal eating out markets, diminishing ability to raise menu prices and heightened competitive activity, continued to pressure performance. On a consolidated basis, comparable guest counts decreased 1.4% for the nine months. Comparable sales are driven by changes in guest counts and average check, which are affected by changes in pricing and product mix. Generally, the goal is to achieve a balanced contribution from both guest counts and average check.
Looking ahead, we expect the overall challenging environment to persist, pressuring comparable sales performance and negatively impacting results for the remainder of the year. Despite the challenges inherent in the external environment, we are differentiating the McDonald's experience by uniting consumer insights, innovation and execution.

U.S. comparable sales increased 0.7% and 0.2% for the quarter and nine months, respectively. New product introductions across the four key growth categories of chicken, beef, breakfast and beverages, and ongoing support for everyday value and McDonald's classic core favorites, contributed to the segment's sales performance. Sales results for the quarter were also positively impacted by the popular Monopoly promotion. Moving forward, U.S. business initiatives are designed to satisfy evolving customer expectations through a balanced approach to value, variety and convenience. Additionally, ongoing restaurant reimaging and customer service initiatives continue to be a priority in enhancing the customer experience.
In Europe, comparable sales increased 0.2% for the quarter and decreased 0.3% for the nine months, respectively, reflecting positive performance in the U.K. and Russia, and continued weak performance in Germany. Solid results in France also contributed to the quarter. Looking ahead, Europe remains focused on reigniting momentum with enhanced premium beverage and menu items and everyday affordability options across all dayparts. In addition, Europe continues to focus on enhancing the customer experience through ongoing restaurant reimaging and technology initiatives.
In APMEA, comparable sales decreased 1.4% and 1.7% for the quarter and nine months, respectively, primarily due to negative results in Japan, China and Australia, partly offset by positive performance in several other markets. APMEA remains focused on driving performance by offering comprehensive value platforms, accelerating growth at breakfast, modernizing the customer experience through ongoing restaurant reimaging, and broadening accessibility through service and convenience initiatives and new restaurant development.
Third Quarter and Nine Months 2013 Operating Results Included:

•	Global comparable sales increased 0.9% for the quarter and 0.3% for the nine months.

•	Consolidated revenues increased 2% (2% in constant currencies) for the quarter and nine months.

•	Consolidated operating income increased 6% (6% in constant currencies) for the quarter and increased 2% (3% in constant currencies) for the nine months.

•
Diluted earnings per share were $1.52 for the quarter and $4.16 for the nine months, up 6% (7% in constant currencies) and 5% (5% in constant currencies), respectively. Foreign currency translation negatively impacted diluted earnings per share by $0.01 for the quarter and $0.03 for the nine months.

•	For the nine months, the Company paid total dividends of $2.3 billion and repurchased 13.3 million shares for $1.3 billion.

•	The quarterly cash dividend increased 5% to $0.81 per share - the equivalent of $3.24 annually - effective for the fourth quarter 2013.
Outlook
The Company expects the dynamics of the current environment to persist, namely flat to declining informal eating out markets, diminishing ability to raise menu prices, ongoing cost pressures and heightened competitive activity. As a result, for the fourth quarter, the Company expects our global comparable sales performance to be in-line with recent quarterly trends while restaurant margin percentages are expected to decline at a level relatively similar to our first quarter results. While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company's future results.

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2013, the total basket of goods cost is expected to increase 1.5-2.0% in the U.S. and Europe.

•	The Company expects full-year 2013 selling, general and administrative expenses to decrease between 2-3% in constant currencies.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2013 to increase approximately 1-2% compared with 2012.

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

•
The Company expects capital expenditures for 2013 to be about $3.0 billion. Over half of this amount will be used to open new restaurants. The Company expects to open about 1,500 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of about 1,200 traditional restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. More than 1,600 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2013		September 30, 2013
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,923.1	2%	$14,129.9	1%
Revenues from franchised restaurants	2,400.3	4	6,882.6	3
Total revenues	7,323.4	2	21,012.5	2
Operating costs and expenses
Company-operated restaurant expenses	4,004.4	2	11,649.9	2
Franchised restaurants—occupancy expenses	408.4	6	1,202.7	6
Selling, general & administrative expenses	554.3	(11)	1,757.8	(4)
Other operating (income) expense, net	(60.4)	(13)	(161.8)	(8)
Total operating costs and expenses	4,906.7	1	14,448.6	2
Operating income	2,416.7	6	6,563.9	2
Interest expense	130.5	2	388.4	0
Nonoperating (income) expense, net	13.6	n/m	26.2	n/m
Income before provision for income taxes	2,272.6	6	6,149.3	2
Provision for income taxes	750.4	7	1,960.4	1
Net income	$1,522.2	5%	$4,188.9	3%
Earnings per common share-basic	$1.53	6%	$4.19	4%
Earnings per common share-diluted	$1.52	6%	$4.16	5%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2013	2012	2013
Revenues	$7,323.4	$7,152.4	$0.3
Company-operated margins	918.7	924.0	(0.8)
Franchised margins	1,991.9	1,930.6	(9.7)
Selling, general & administrative expenses	554.3	620.9	(1.8)
Operating income	2,416.7	2,287.2	(15.3)
Net income	1,522.2	1,455.0	(13.7)
Earnings per share-diluted	$1.52	$1.43	$(0.01)

			Currency Translation (Cost)
Nine Months Ended September 30,	2013	2012	2013
Revenues	$21,012.5	$20,614.9	$(8.2)
Company-operated margins	2,480.0	2,551.5	(2.1)
Franchised margins	5,679.9	5,536.5	(30.5)
Selling, general & administrative expenses	1,757.8	1,830.7	(3.3)
Operating income	6,563.9	6,406.8	(44.4)
Net income	4,188.9	4,068.7	(37.8)
Earnings per share-diluted	$4.16	$3.98	$(0.03)
Foreign currency translation had a negative impact on consolidated operating results for the quarter and nine months, due to the stronger Euro, more than offset by the weaker Yen, Australian Dollar and many other foreign currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 5% (6% in constant currencies) to $1,522.2 million and diluted earnings per share increased 6% (7% in constant currencies) to $1.52. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the nine months, net income increased 3% (4% in constant currencies) to $4,188.9 million and diluted earnings per share increased 5% (5% in constant currencies) to $4.16. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the quarter and nine months, net income and diluted earnings per share growth in constant currencies were positively impacted by higher franchised margin dollars and lower selling, general and administrative expenses. For the nine months, results were also negatively impacted by lower Company-operated margin dollars. A decrease in diluted weighted average shares outstanding contributed to the growth in diluted earnings per share for both periods, more significantly for the nine months.
During the quarter, the Company repurchased 5.2 million shares of its stock for $506.3 million, bringing total purchases for the nine months to 13.3 million shares or $1.3 billion. In addition, the Company paid a quarterly dividend of $0.77 per share or $767.5 million, bringing the total dividends paid for the nine months to $2.3 billion. The Company also declared a fourth quarter 2013 dividend of $0.81 per share, reflecting an increase of 5%, and expects total cash returned to shareholders for the year to range between $4.5 and $5.0 billion.

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

REVENUES
Dollars in millions
Quarters Ended September 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,161.9	$1,152.6	1%	1%
Europe	2,123.7	2,029.4	5	3
APMEA	1,420.9	1,423.6	0	1
Other Countries & Corporate	216.6	232.8	(7)	(3)
Total	$4,923.1	$4,838.4	2%	2%
Franchised revenues
U.S.	$1,127.1	$1,103.9	2%	2%
Europe	831.6	763.7	9	4
APMEA	262.2	270.0	(3)	8
Other Countries & Corporate	179.4	176.4	2	8
Total	$2,400.3	$2,314.0	4%	4%
Total revenues
U.S.	$2,289.0	$2,256.5	1%	1%
Europe	2,955.3	2,793.1	6	3
APMEA	1,683.1	1,693.6	(1)	2
Other Countries & Corporate	396.0	409.2	(3)	2
Total	$7,323.4	$7,152.4	2%	2%

Nine Months Ended September 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,397.6	$3,394.6	0%	0%
Europe	6,044.1	5,858.6	3	3
APMEA	4,086.1	4,032.5	1	1
Other Countries & Corporate	602.1	658.4	(9)	(7)
Total	$14,129.9	$13,944.1	1%	1%
Franchised revenues
U.S.	$3,262.3	$3,206.5	2%	2%
Europe	2,334.7	2,211.2	6	3
APMEA	780.2	765.6	2	8
Other Countries & Corporate	505.4	487.5	4	8
Total	$6,882.6	$6,670.8	3%	4%
Total revenues
U.S.	$6,659.9	$6,601.1	1%	1%
Europe	8,378.8	8,069.8	4	3
APMEA	4,866.3	4,798.1	1	2
Other Countries & Corporate	1,107.5	1,145.9	(3)	0
Total	$21,012.5	$20,614.9	2%	2%

Consolidated revenues increased 2% (2% in constant currencies) for the quarter and nine months, driven primarily by expansion. Comparable sales and guest counts for both periods were pressured by challenging economic and IEO industry conditions.

•
In the U.S., the increase in revenues for the quarter and nine months was driven by expansion and slightly positive comparable sales performance. Innovative new menu options in key growth categories, ongoing support for everyday value and McDonald's classic core favorites contributed to performance. Sales results for the quarter were also positively impacted by the popular Monopoly promotion.

•
In Europe, the constant currency increase in revenues for the quarter and nine months was driven by expansion, primarily in Russia (which is entirely Company-operated), and to a lesser extent France. Revenue growth also benefited from positive comparable sales in the U.K. and Russia, partly offset by weaker performance in Germany.

•
In APMEA, the constant currency increase in revenues for the quarter and nine months was driven by expansion, partly offset by negative comparable sales, primarily in China. The quarter was also impacted by negative comparable sales in Australia.

The following table presents the percent change in comparable sales for the quarter and nine months ended September 30, 2013 and 2012:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30, *
	2013	2012	2013	2012
U.S.	0.7%	1.2%	0.2%	4.4%
Europe	0.2	1.8	(0.3)	3.4
APMEA	(1.4)	1.4	(1.7)	2.5
Other Countries & Corporate	8.6	5.5	7.0	8.5
Total	0.9%	1.9%	0.3%	4.1%

*	On a consolidated basis, comparable guest counts decreased 1.4% and increased 2.2% for the nine months 2013 and 2012, respectively.
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2013:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Inc/ (Dec)	Increase Excluding Currency Translation	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	2%	2%	1%	1%
Europe	7	3	4	2
APMEA	(6)	4	(4)	3
Other Countries & Corporate	3	12	4	10
Total	1%	4%	1%	3%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$8,129.9	$7,985.0	2%	2%
Europe	4,677.4	4,351.4	7	3
APMEA	3,238.0	3,551.2	(9)	5
Other Countries & Corporate	2,183.7	2,090.5	4	14
Total*	$18,229.0	$17,978.1	1%	4%

Nine Months Ended September 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$23,590.0	$23,282.6	1%	1%
Europe	13,126.8	12,577.9	4	2
APMEA	9,574.6	10,180.4	(6)	4
Other Countries & Corporate	6,253.5	5,935.0	5	12
Total*	$52,544.9	$51,975.9	1%	3%

*
Sales from developmental licensed restaurants or foreign affiliated markets where the Company earns a royalty based on a percent of sales were $3,862.8 million and $4,032.1 million for the quarters 2013 and 2012, respectively, and $11,235.7 million and $11,586.1 million for the nine months 2013 and 2012, respectively. Results were negatively impacted by the weaker Yen, which reduced Japan's sales contribution for both periods in 2013. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2013	2012	2013	2012
Franchised
U.S.	84.0%	84.1%	$946.3	$928.8	2%	2%
Europe	79.3	79.7	659.1	608.8	8	4
APMEA	88.1	89.1	230.8	240.7	(4)	7
Other Countries & Corporate	86.8	86.3	155.7	152.3	2	9
Total	83.0%	83.4%	$1,991.9	$1,930.6	3%	4%
Company-operated
U.S.	18.4%	19.8%	$214.3	$228.2	(6)%	(6)%
Europe	21.1	20.4	448.4	415.0	8	7
APMEA	15.3	16.9	217.7	240.2	(9)	(7)
Other Countries & Corporate	17.7	17.5	38.3	40.6	(6)	(2)
Total	18.7%	19.1%	$918.7	$924.0	(1)%	0%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2013	2012	2013	2012
Franchised
U.S.	83.7%	84.0%	$2,730.2	$2,692.0	1%	1%
Europe	78.4	79.0	1,829.4	1,746.7	5	3
APMEA	87.8	88.8	685.0	680.0	1	8
Other Countries & Corporate	86.1	85.7	435.3	417.8	4	9
Total	82.5%	83.0%	$5,679.9	$5,536.5	3%	3%
Company-operated
U.S.	18.2%	19.5%	$619.0	$661.1	(6)%	(6)%
Europe	19.2	19.1	1,159.7	1,121.3	3	3
APMEA	14.7	16.3	602.6	659.2	(9)	(8)
Other Countries & Corporate	16.4	16.7	98.7	109.9	(10)	(8)
Total	17.6%	18.3%	$2,480.0	$2,551.5	(3)%	(3)%
Franchised margin dollars increased $61.3 million or 3% (4% in constant currencies) for the quarter and increased $143.4 million or 3% (3% in constant currencies) for the nine months.

•	In the U.S., the franchised margin percent decreased for the quarter and nine months due to higher depreciation related to reimaging, partly offset by slightly positive comparable sales performance.

•	In Europe, the franchised margin percent decreased for the quarter and nine months due to higher rent expense.

•
In APMEA, the franchised margin percent decreased for the quarter and nine months primarily due to results in Australia, and the impact of the weaker Yen, which reduced Japan's favorable contribution to the segment's margin percent.

Company-operated margin dollars decreased $5.3 million or 1% (flat in constant currencies) for the quarter and decreased $71.5 million or 3% (3% in constant currencies) for the nine months, reflecting soft comparable sales performance, which impacted our ability to overcome cost pressures.

•
In the U.S., the Company-operated margin percent for the quarter and nine months decreased primarily due to higher occupancy and other operating costs and commodities, both of which had a more significant impact in the quarter. Higher labor costs also negatively impacted results for the nine months.

•
In Europe, the Company-operated margin percent increased for the quarter and nine months due to positive comparable sales performance in Russia and the U.K. mostly offset by higher commodity and occupancy costs. The margin percent for the quarter also benefited from positive comparable sales in France. Higher labor costs negatively impacted results for the nine months, with limited impact on the quarter.

•
In APMEA, the Company-operated margin percent for the quarter and nine months decreased primarily due to higher labor costs throughout the segment and new restaurant openings, mainly in China. Similar to other markets, new restaurants in China initially open with lower margins that grow significantly over time.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Food & paper	33.7%	33.8%	33.7%	34.1%
Payroll & employee benefits	24.7	24.7	25.6	25.2
Occupancy & other operating expenses	22.9	22.4	23.1	22.4
Total expenses	81.3%	80.9%	82.4%	81.7%
Company-operated margins	18.7%	19.1%	17.6%	18.3%
Selling, General & Administrative Expenses
Selling, general and administrative expenses decreased $66.6 million or 11% (11% in constant currencies) for the quarter and $72.9 million or 4% (4% in constant currencies) for the nine months due to lower incentive-based compensation in 2013 and costs in the prior year related to the 2012 London Olympics, partly offset by higher employee costs. In addition, for the nine months, 2012 included costs related to the Worldwide Owner/Operator Convention.
For the nine months, selling, general and administrative expenses as a percent of revenues decreased to 8.4% for 2013 compared with 8.9% for 2012, and as a percent of Systemwide sales decreased to 2.6% for 2013 compared with 2.8% for 2012.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gains on sales of restaurant businesses	$(45.4)	$(38.6)	$(129.5)	$(79.6)
Equity in earnings of unconsolidated affiliates	(23.6)	(37.4)	(67.2)	(111.4)
Asset dispositions and other (income) expense, net	8.6	22.5	34.9	41.5
Total	$(60.4)	$(53.5)	$(161.8)	$(149.5)
Gains on sales of restaurant businesses increased for the nine months primarily in Australia and Europe. The quarter and nine months were also impacted by lower gains on sales of restaurants in China to developmental licensees and higher gains in the U.S. The Company's sales of restaurants to its franchisees are aimed at achieving an optimal ownership mix in each market.
The decrease in equity in earnings of unconsolidated affiliates for the quarter and nine months reflected lower operating results, primarily in Japan, and the impact of the weaker Yen.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2013	2012	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,021.7	$973.8	5%	5%
Europe	944.4	848.7	11	8
APMEA	391.8	443.2	(12)	(4)
Other Countries & Corporate	58.8	21.5	n/m	n/m
Total	$2,416.7	$2,287.2	6%	6%

Nine Months Ended September 30,	2013	2012	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$2,834.3	$2,817.2	1%	1%
Europe	2,503.3	2,355.2	6	5
APMEA	1,128.4	1,185.9	(5)	0
Other Countries & Corporate	97.9	48.5	n/m	n/m
Total	$6,563.9	$6,406.8	2%	3%
n/m Not meaningful
Operating income increased $129.5 million or 6% (6% in constant currencies) for the quarter and $157.1 million or 2% (3% in constant currencies) for the nine months.

•
In the U.S., operating results increased for the quarter and nine months due to higher franchised margin dollars and lower selling, general and administrative expenses, partly offset by lower Company-operated margin dollars. The quarter was also positively impacted by higher other operating income.

•
In Europe, constant currency operating results for the quarter and nine months were driven by higher franchised and Company-operated margin dollars and lower selling, general and administrative expenses. The nine months were also positively impacted by higher gains on sales of restaurants.

•
In APMEA, constant currency operating results for the quarter and nine months reflected lower Company-operated margin dollars, mostly offset by higher franchised margin dollars. The quarter was also negatively impacted by lower other operating income.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 31.2% and 31.1% for the nine months 2013 and 2012, respectively.
Interest Expense
Interest expense increased 2% for the quarter and was flat for the nine months.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income	$(3.4)	$(5.0)	$(10.5)	$(23.0)
Foreign currency and hedging activity	3.7	0.8	9.8	8.4
Other (income) expense, net	13.3	9.7	26.9	23.4
Total	$13.6	$5.5	$26.2	$8.8
Income Taxes
The effective income tax rate was 33.0% and 32.4% for the quarters 2013 and 2012, respectively, and 31.9% and 32.3% for the nine months 2013 and 2012, respectively. The 2013 effective income tax rate for the nine months included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $3.3 billion for the nine months 2013. Cash provided by operations increased $131.2 million compared with the nine months 2012.
Cash used for investing activities totaled $1.7 billion for the nine months 2013, a decrease of $340.5 million compared with the nine months 2012, primarily due to the maturity of certain short-term time deposits and lower capital expenditures.
Cash used for financing activities totaled $3.4 billion for the nine months 2013, an increase of $152.3 million compared with the nine months 2012, reflecting lower debt issuances and higher dividend payments. The increase was mostly offset by lower treasury stock purchases.
Debt obligations at September 30, 2013 totaled $13.5 billion compared with $13.6 billion at December 31, 2012. The decrease was primarily due to net debt repayments.

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
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant and a brand customers trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Our business model is built around growing comparable sales to realize margin leverage, and we expect unfavorable economic conditions in many markets to continue to pressure our financial performance, with continued flat or contracting IEO segments in many markets, broad-based consumer caution and price sensitivity, reduced pricing power and intensifying competitive activity. Given these conditions and persistent cost pressures, we expect our results in the near term to remain challenged.
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

•
The impact of planned changes to our value menu, which has been an important component of our overall menu strategy; our ability to continue robust menu development and manage the complexity of our restaurant operations; our ability to adapt our plans to deliver a locally-relevant experience in a highly competitive, value-driven operating environment; our ability to leverage promotional or operating successes across markets; and whether sales gains associated with new product introductions are sustained;

•
The risks associated with our franchise business model, including whether our franchisees have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, and the potential impact on us if they experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subject to litigation;

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

•
Whether our global digital initiatives will drive growth in guest counts and customer engagement, and the impact that third-party loyalty programs and other customer data aggregators may have on our ability to do so;

•
The success of our sustainability initiatives to support our brand ambition of good food, good people and good neighbor, which will require Systemwide coordination and alignment, including with our franchisees, and whether we will be effective in addressing these and other matters of social responsibility in a way that inspires trust and confidence;

•
The costs and risks associated with our increasing use of technological and digital systems (e.g., point-of-sale and other in-store systems or platforms) that support our restaurants and that are made available to franchisees along with related services; the risk that we will not fully realize the benefits of the significant investments we are making to enhance the customer experience; the potential for system performance failures, security breaches involving our systems or those of third-party providers; legal risks associated with providing technology-related services to franchisees, including those relating to data collection, protection and management; and litigation risk involving intellectual property rights;

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

•
The impact of campaigns by labor organizations and activists, including through the use of social media and other mobile communications and applications, to promote adverse perceptions of the quick-service category of the IEO segment or our brand, management, suppliers or franchisees, or to promote or threaten boycotts, strikes or other actions involving the industry, McDonald’s or our suppliers and franchisees;

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
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are also facing significant economic issues. These include, in the U.S., concerns about the federal deficit and the potential adverse effects of the automatic government spending cuts in 2013 and 2014 as well as the potential impact from any future government shutdown. In the Eurozone, consumer and business confidence and spending continue to be depressed in many markets. Important markets in Asia, which have been key drivers of global growth, have also been experiencing declining growth rates. Uncertainty about the long-term investment environment could further depress capital investment and economic activity.
These conditions are adversely affecting sales and/or guest counts in many of our markets, including most of our major markets. We are also facing increasing competition from an expanded set of competitors that include many non-traditional market participants such as conventional retailers and coffee shops. To address this environment, we have intensified our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions have adversely affected our margin percent, and margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

•
Whether our strategies will be effective in enabling further market share gains, which have been achieved at declining rates in recent periods, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and an increasingly complex and costly advertising environment;

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

•
The impact on our margins of labor costs that we cannot offset through price increases, and the long-term trend toward higher wages and social expenses in both mature and developing markets, which may intensify with increasing public focus on these issues;

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
Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•
The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards imposed by governmental authorities can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings;

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

•
The impact of nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation (including tax initiatives intended to drive consumer behavior) in ways that could be material to our business;

•
The impact of litigation trends, particularly in our major markets, including class actions, labor, employment and personal injury claims, litigation with or involving our relationship with franchisees, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices;

•
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources, as well as the increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., land use, packaging and waste, and animal health and welfare) and the increased pressure to make commitments or set targets and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken Systemwide;

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

•
The legal and compliance risks and costs associated with privacy, data protection and similar laws, particularly as they apply to children, the potential costs (including the loss of consumer confidence) arising from alleged security breaches of information systems, and the risk of resulting criminal penalties or civil liability related to such breaches;

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

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald's may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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
Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2013	1,951,516	$98.31	1,951,516	$8,274,161,538
August 1 - 31, 2013	1,919,624	95.98	1,919,624	8,089,907,002
September 1 - 30, 2013	1,342,498	96.97	1,342,498	7,959,727,224
Total	5,213,638	$97.11	5,213,638

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

	(d)	1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2001.**

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

	(f)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

(i) First amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-K, for the year ended December 31, 2008.**

(ii)
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, effective February 9, 2011, incorporated herein by reference from Form 10‑K, for the year ended December 31, 2010.**

	(g)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2012.**

	(h)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

	(i)	McDonald's Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

	(j)	McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

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

Exhibit Number		Description

	(m)	Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

(n)
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

	(p)	McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 9, 2013, filed herewith.**

	(q)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(r)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)
2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(s)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

(t)
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

	(v)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(w)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
October 30, 2013	Peter J. Bensen
Corporate Executive Vice President and Chief Financial Officer