Form 10-K
period 2013-12-31
MCDONALDS CORP
filed 2014-02-24
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐
Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was $98,932,168,368.
The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 989,881,374.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2014 definitive proxy statement which will be filed no later than 120 days after December 31, 2013

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General development of business
During 2013, there were no material changes to the Company’s corporate structure or in its method of conducting business. In 2013, the Company continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.
b. Financial information about segments
Segment data for the years ended December 31, 2013, 2012, and 2011 are included in Part II, Item 8, page 39 of this Form 10-K.
c. Narrative description of business

▪	General
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. These restaurants serve a broad menu (see Products) at various price points in more than 100 countries around the world.
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
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. While the Company has no capital invested, it receives a royalty based on a percent of sales, as well as initial fees. The largest of these developmental license arrangements operates nearly 2,100 restaurants across 19 countries in Latin America and the Caribbean.
The Company has an equity investment in a limited number of foreign affiliated markets, referred to as "affiliates." The largest of these affiliates is Japan, where there are nearly 3,200 restaurants. The Company receives a royalty based on a percent of sales in these markets and records its share of net results in Equity in earnings of unconsolidated affiliates.

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
Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products.
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
McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, wraps, french fries, salads, oatmeal, shakes, McFlurry desserts, sundaes, soft serve cones, pies, soft drinks, coffee, McCafé beverages and other beverages. In addition, the restaurants sell a variety of other products during limited-time promotions.
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
Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the

McDonald's Corporation 2013 Annual Report 1

years ended December 31, 2013, 2012, and 2011 in Part II, Item 7, pages 10 through 25, and the Consolidated statement of cash flows for the years ended December 31, 2013, 2012, and 2011 in Part II, Item 8, page 29 of this Form 10-K.

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
In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which management refers to as the informal eating out ("IEO") segment, includes the following restaurant categories defined by Euromonitor International: quick-service eating establishments, casual dining full-service restaurants, street stalls or kiosks, cafés,100% home delivery/takeaway providers, specialist coffee shops, self-service cafeterias and juice/smoothie bars. Market data related to cafés is separately available and now included in the IEO segment. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than casual dining.
Based on data from Euromonitor International, the global IEO segment was composed of approximately 8 million outlets and generated $1.2 trillion in annual sales in 2012, the most recent year for which data is available. McDonald’s Systemwide 2012 restaurant business accounted for 0.4% of those outlets and about 8% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 16 million outlets and generated $2.3 trillion in annual sales in 2012. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and about 4% of the sales.

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
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already begun to undertake its own initiatives relating to preservation of the environment, including the implementation of more energy efficient equipment and management of energy use, in many of its markets.

▪	Number of employees
The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 440,000 as of year-end 2013.
d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 25 and Segment and geographic information in Part II, Item 8, page 39 of this Form 10-K.
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
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each of the Committees of the Board of Directors, including the Audit Committee, Compensation Committee and Governance Committee; the Code of Conduct for the Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.
Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

2 McDonald's Corporation 2013 Annual Report

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
Our business and execution of our strategic plan, the Plan to Win, are subject to risks. The most important of these is whether we can remain relevant and a brand customers trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Challenging economic conditions continue to pressure our operating and financial performance. In particular, in some of our major markets, IEO segments may remain stagnant or experience modest growth, reflecting broad-based consumer caution, price sensitivity, and intensifying competitive activity by both traditional and non-traditional competitors. Further, certain menu, pricing and promotional decisions may continue to yield results below desired levels and could continue to negatively impact sales, guest counts and market share. As our business model is built around growing comparable sales to realize margin leverage, given these conditions and persistent cost pressures, we expect our results for 2014 will remain challenged.
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
The Plan to Win aligns the McDonald's System around the three global growth priorities that represent our greatest opportunities to drive results - optimizing our menu, modernizing the customer experience and broadening accessibility to our brand in order to remain relevant to our customers. It also keeps us focused on a common approach to execution through our continued emphasis on people, products, place, price and promotion. The quality of our execution depends mainly on the following:

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

▪	Our continued innovation in all aspects of the McDonald's experience to differentiate the McDonald's experience in a way that balances value with margin levels;

▪
The impact of changes to our value menu, which has been and will continue to be an important component of our overall menu strategy; our ability to continue robust menu development and manage the complexity of our restaurant operations; our ability to adapt our plans to deliver a locally-relevant experience in a highly competitive, value-driven operating environment; our ability to leverage promotional or operating successes across markets; and whether sales gains associated with new product introductions are sustained;

▪
The risks associated with our franchise business model, including whether our franchisees have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, especially during periods of underperformance, and the potential impact on us if they experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subject to litigation;

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

▪
The costs and risks associated with our increasing reliance on technological and digital systems (e.g., point-of-sale and other in-store systems or platforms) that support our Systemwide restaurants; the risk that we will not fully realize the benefits of the significant investments we are making to enhance the customer experience; the potential for system performance failures, security breaches involving our systems or those of third-party providers; legal risks associated with data collection, protection and management, in particular as it relates to information we collect when we provide technology-related services to franchisees; and litigation risk involving intellectual property rights;

▪	The impact of campaigns by labor organizations and activists, including through the use of social media and other mobile communications and applications, to promote adverse

McDonald's Corporation 2013 Annual Report 3

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

▪
Whether we will be able to develop an effective and compelling global digital strategy in the future that will enhance customer engagement and whether competitor loyalty initiatives will impact our ability to attract customers, particularly as these initiatives become established and customer acquisition costs (i.e., switching costs) increase.

Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by persistently weak economies, high unemployment rates, inflationary pressures and volatility in financial markets. Many major economies, both advanced and developing, are still facing ongoing economic issues. In the U.S., these include concerns about the long-term direction of federal fiscal policies. In many European markets, consumer and business confidence and spending remain muted. Important markets in Asia have also been experiencing slower growth rates. Uncertainty about the long-term environment could derail any potential improvements in economic activity for 2014.
These conditions have pressured our performance, adversely affecting sales, guest counts and/or our market share in many markets, including some major markets. We are also facing increasing competition from an expanded set of competitors that include many non-traditional market participants such as conventional retailers and coffee shops. To address this environment, we are intensifying our focus on value as a driver of guest counts through menu, pricing and promotional actions. These actions can adversely affect our margin percent and therefore we expect that margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

▪
Whether our strategies will be effective in enabling market share gains, which have been achieved at declining rates in recent periods, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, resurgent competitors and an increasingly complex and costly advertising environment;

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

▪
The impact on our margins of labor costs that we cannot offset through price increases, and the long-term trend toward higher wages and social expenses in both mature and developing markets, which may intensify with increasing public focus on matters of income inequality;

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
Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

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

▪
The impact of nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that could be material to our business;

▪
The impact of litigation trends, particularly in our major markets, including class actions, labor, employment and personal injury claims, litigation with or involving our relationship with franchisees, landlord/tenant disputes and intellectual property claims (including often aggressive or

4 McDonald's Corporation 2013 Annual Report

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

▪
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources, as well as the increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare and land use) and the increased pressure to make commitments or set targets and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken Systemwide;

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

▪
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

▪	The continuing unpredictable global economic and market conditions;

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

ITEM 1B. Unresolved Staff Comments

None.

McDonald's Corporation 2013 Annual Report 5

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 10 through 25 and in Financial statements and supplementary data in Part II, Item 8, pages 25 through 42 of this Form 10-K.

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
A substantial number of McDonald’s restaurants are franchised to independent owner/operators under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or rewrites of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise.

▪	Suppliers
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers, including service providers, that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers which include, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

▪	Employees
Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, termination, promotion and pay practices, including wage and hour disputes, alleged discrimination and compliance with employment laws.

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
Local, state and federal governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, zoning, employment and taxes. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from the issuance of additional requirements in the future.

ITEM 4. Mine Safety Disclosures

Not applicable.

6 McDonald's Corporation 2013 Annual Report

The following are the Executive Officers of our Company (as of the date of this filing):
Jose Armario, 54, is Corporate Executive Vice President—Global Supply Chain, Development and Franchising, a position he has held since October 2011. He previously served as Group President, McDonald’s Canada and Latin America from February 2008 through September 2011 and President, McDonald’s Latin America from December 2003 to February 2008. Mr. Armario has been with the Company for 17 years.
Peter J. Bensen, 51, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since January 2008. From April 2007 through December 2007, he served as Corporate Senior Vice President—Controller. Prior to that time, Mr. Bensen served as Corporate Vice President–Assistant Controller from February 2002 through March 2007. Mr. Bensen has been with the Company for 17 years.
Stephen J. Easterbrook, 46, is Corporate Executive Vice President and Global Chief Brand Officer, a position he has held since June 2013. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited and from September 2011 to September 2012, he served as the the Chief Executive Officer of PizzaExpress Limited. Prior to September 2011, Mr. Easterbrook served in a number of roles with the Company. From December 2010 to September 2011, he held the position of President, McDonald's Europe, and from September 2010 to December 2010, he served as Corporate Executive Vice President and Global Chief Brand Officer. Mr. Easterbrook served as Chief Executive Officer and President, McDonald's U.K. from April 2006 to September 2010 and was given additional responsibility as President, Northern Division, Europe from January 2007 to September 2010. Except for the period he was with PizzaExpress and Wagamama, Mr. Easterbrook has been with the Company for 20 years.
Timothy J. Fenton, 56, is Chief Operating Officer, a position he has held since July 2012. From January 2005 through June 2012, he held the position of President, McDonald's Asia/Pacific, Middle East and Africa and he served as President, East Division for McDonald’s USA from May 2003 to January 2005. Mr. Fenton has been with the Company for 40 years.
Richard Floersch, 56, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for 10 years.
Douglas M. Goare, 61, is President, McDonald’s Europe, a position he has held since October 2011. From February 2011 through September 2011, he served as Corporate Executive Vice President of Supply Chain and Development. From June 2007

through November 2010, he held the position of Corporate Senior Vice President of Supply Chain. In addition to this role, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011. Mr. Goare has been with the Company for 35 years.
David L. Hoffmann, 46, is President of Asia/Pacific, Middle East and Africa, a position he has held since July 2012. From January 2012 through June 2012, he held the position of Senior Vice President and Restaurant Support Officer for Asia/Pacific, Middle East and Africa. Prior to that time, he held the position of Vice President of Strategy, Insights and Development for Asia/Pacific, Middle East and Africa from May 2011 through December 2011. From November 2008 through April 2011, he held the position of Executive Vice President of McDonald's Japan. Mr. Hoffmann has been with the Company for 17 years.
Kenneth M. Koziol, 54, became Corporate Executive Vice President—Chief Restaurant Officer in February 2013. From July 2006 through January 2013, he held the position of Corporate Senior Vice President—Innovation. Prior to that time, Mr. Koziol served as Corporate Vice President Restaurant Solutions Group Worldwide Innovation from June 2004 to July 2006. Mr. Koziol has been with the Company for 25 years.
Kevin M. Ozan, 50, is Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 through January 2008, he served as Corporate Vice President—Assistant Controller. Mr. Ozan has been with the Company for 16 years.
Gloria Santona, 63, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. Ms. Santona has been with the Company for 36 years.
Jeffrey P. Stratton, 58, is President, McDonald's USA, a position he has held since December 2012. He previously served as Corporate Executive Vice President–Chief Restaurant Officer from January 2005 through November 2012 and prior to that, served as U.S. Executive Vice President, Chief Restaurant Officer from January 2004 through December 2004. Mr. Stratton has been with the Company for 40 years.
Donald Thompson, 50, is President and Chief Executive Officer, a position he has held since July 2012. He served as President and Chief Operating Officer from January 2010 through June 2012. Mr. Thompson was also elected a Director in January 2011. Prior to that he served as President, McDonald’s USA, from August 2006 to January 2010, and as Executive Vice President and Chief Operations Officer for McDonald’s USA from January 2005 to August 2006. Mr. Thompson has been with the Company for 23 years.

McDonald's Corporation 2013 Annual Report 7

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2013				2012
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	99.78	89.25	0.77		102.22	95.13	0.70
Second	103.70	95.16	0.77		99.50	85.92	0.70
Third	101.81	94.01	1.58	*	94.00	86.15	1.47	*
Fourth	99.27	93.14			94.16	83.31
Year	103.70	89.25	3.12		102.22	83.31	2.87

*
Includes a $0.77 and $0.70 per share dividend declared and paid in third quarter of 2013 and 2012, respectively, and a $0.81 and $0.77 per share dividend declared in third quarter and paid in fourth quarter of 2013 and 2012, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2014 was estimated to be 1,824,000.
Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 38 consecutive years through 2013 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2013*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2013	2,203,213	94.81	2,203,213	$7,750,841,405
November 1-30, 2013	1,360,592	97.63	1,360,592	7,618,005,790
December 1-31, 2013	1,840,646	95.85	1,840,646	7,441,571,916
Total	5,404,451	95.88	5,404,451

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

8 McDonald's Corporation 2013 Annual Report

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2013	2012	2011	2010	2009		2008
Company-operated sales	$18,875	18,603	18,293	16,233	15,459		16,561
Franchised revenues	$9,231	8,964	8,713	7,842	7,286		6,961
Total revenues	$28,106	27,567	27,006	24,075	22,745		23,522
Operating income	$8,764	8,605	8,530	7,473	6,841	(1)	6,443
Net income	$5,586	5,465	5,503	4,946	4,551	(1,2)	4,313	(3)
Cash provided by operations	$7,121	6,966	7,150	6,342	5,751		5,917
Cash used for investing activities	$2,674	3,167	2,571	2,056	1,655		1,625
Capital expenditures	$2,825	3,049	2,730	2,135	1,952		2,136
Cash used for financing activities	$4,043	3,850	4,533	3,729	4,421		4,115
Treasury stock purchases(4)	$1,810	2,605	3,373	2,648	2,854		3,981
Common stock cash dividends	$3,115	2,897	2,610	2,408	2,235		1,823
Financial position at year end:
Total assets	$36,626	35,386	32,990	31,975	30,225		28,462
Total debt	$14,130	13,633	12,500	11,505	10,578		10,218
Total shareholders’ equity	$16,010	15,294	14,390	14,634	14,034		13,383
Shares outstanding in millions	990	1,003	1,021	1,054	1,077		1,115
Per common share:
Earnings-diluted	$5.55	5.36	5.27	4.58	4.11	(1,2)	3.76	(3)
Dividends declared	$3.12	2.87	2.53	2.26	2.05		1.63
Market price at year end	$97.03	88.21	100.33	76.76	62.44		62.19
Company-operated restaurants	6,738	6,598	6,435	6,399	6,262		6,502
Franchised restaurants	28,691	27,882	27,075	26,338	26,216		25,465
Total Systemwide restaurants	35,429	34,480	33,510	32,737	32,478		31,967
Franchised sales(5)	$70,251	69,687	67,648	61,147	56,928		54,132

(1)
Includes pretax income due to Impairment and other charges (credits), net of $61.1 million ($91.4 million after tax or $0.08 per share) primarily related to the resolution of certain liabilities retained in connection with the 2007 Latin America developmental license transaction.

(2)	Includes income of $58.8 million ($0.05 per share) for gain on sale of investment related to the sale of the Company’s minority ownership interest in Redbox Automated Retail, LLC.

(3)	Includes income of $109.0 million ($0.09 per share) for gain on sale of investment from the sale of the Company’s minority ownership interest in U.K.- based Pret A Manger.

(4)	Represents treasury stock purchases as reflected in Shareholders' equity.

(5)
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

McDonald's Corporation 2013 Annual Report 9

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 35,429 restaurants in 119 countries at year-end 2013, 28,691 were franchised (including 20,355 franchised to conventional franchisees, 4,747 licensed to developmental licensees and 3,589 licensed to foreign affiliates ("affiliates")—primarily Japan) and 6,738 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
We view ourselves primarily as a franchisor and believe franchising is important to both delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised (conventional franchised, developmental licensed and foreign affiliated) restaurants to help optimize overall performance.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 31%, 40% and 23% of total revenues, respectively. The United Kingdom ("U.K."), France, Russia and Germany, collectively, account for 67% of Europe’s revenues; and China, Australia and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for 54% of APMEA’s revenues. These seven markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise 75% of total revenues.
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth and returns.

▪
Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases certain incentive compensation plans on these results because we believe this better represents the Company’s underlying business trends.

▪
Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of the impact of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants, whether operated by the Company or franchisees, in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Generally, pricing has a greater impact on average check than product mix. The goal is to achieve a balanced contribution from both guest counts and average check.

McDonald’s reports on a calendar basis and therefore the comparability of the same month, quarter and year with the corresponding period of the prior year will be impacted by the mix of days. The number of weekdays and weekend days in a given timeframe can have a positive or negative impact on comparable sales and guest counts. The Company refers to these impacts as calendar shift/trading day adjustments. In addition, the timing of holidays can impact comparable sales and guest counts. These impacts vary geographically due to consumer spending patterns and have a more pronounced effect on monthly comparable sales and guest counts while the annual impacts are typically minimal.

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

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's success. By leveraging our System, we are able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, our business model

10 McDonald's Corporation 2013 Annual Report

enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve.
McDonald's customer-focused Plan to Win ("Plan") provides a common framework that aligns our global business and allows for local adaptation. We continue to focus on our three global growth priorities of optimizing our menu, modernizing the customer experience, and broadening accessibility to Brand McDonald's within the framework of our Plan. Our initiatives support these priorities, and are executed with a focus on the Plan's five pillars - People, Products, Place, Price and Promotion - to enhance our customers' experience and build shareholder value over the long term. We believe these priorities align with our customers' evolving needs, and - combined with our competitive advantages of convenience, menu variety, geographic diversification and System alignment - will drive long-term sustainable growth.
To measure our performance as we strive to build the business, we have the following long-term, average annual constant currency financial targets:

▪	Systemwide sales growth of 3% to 5%;

▪	Operating income growth of 6% to 7%;

▪	ROIIC in the high teens.
In 2013, Systemwide sales growth was 1% (3% in constant currencies), operating income growth was 2% (3% in constant currencies), one-year ROIIC was 11.4% and three-year ROIIC was 20.2% (see reconciliation on page 23). Our operating income growth and returns fell below our long-term financial targets, reflecting the impact of soft comparable sales performance. In our heavily franchised business model, growing comparable sales is important to increasing operating income and returns.
In 2013, our comparable sales increased 0.2%, reflecting higher average check and negative comparable guest counts of 1.9%. Challenging conditions, including a flat or contracting informal eating out (“IEO”) segment in most major markets, heightened competitive activity and consumer price sensitivity, continued to pressure performance. Furthermore, McDonald’s customer-facing initiatives did not generate the comparable sales lift or customer visits necessary to overcome these headwinds.
In 2014, we do not expect significant changes in market dynamics given modest growth projections for the IEO segment. However, we continue to believe that our targets remain achievable over the long term.
The following is a summary of our 2013 sales performance and our initiatives within the three global growth priorities by major segment.
U.S.
In the U.S., comparable sales declined 0.2% and comparable guest counts declined 1.6%. Guest visits were down as initiatives did not resonate as strongly as expected with customers amid a sluggish IEO segment and heightened competitive activity.
The U.S. introduced a number of significant new products (such as Premium McWraps, Egg White Delight McMuffins and an extended line-up of Quarter Pounder Burgers) and featured new limited-time food and beverage options to enhance the relevance of its product offerings.
Modernizing the customer experience continued through our reimaging program. During 2013, we completed about 700 restaurant reimages, of which the majority added drive-thru capacity. Currently, 45% of our restaurant interiors and exteriors reflect our contemporary restaurant design.

We broadened accessibility by opening 225 new restaurants, extending hours in more restaurants, and improving the efficiency of our drive-thru service with side-by-side or tandem ordering, and hand-held order taking. More than half of our restaurants now use one of these multiple order points to maximize drive-thru capacity. In addition, the U.S. evolved its value proposition with the recent introduction of Dollar Menu & More, which is intended to offer value and variety to our customers at various price points.
Europe
In Europe, comparable sales were flat, while comparable guest counts declined 1.5%, as persistently low consumer confidence continued to negatively affect the IEO segment. Comparable sales results reflected positive performance in the U.K. and Russia, which were mostly offset by weak performance in Germany, where we are working on rebuilding brand relevance to address the current negative guest count trend.
In 2013, we remained focused on growing the business by emphasizing value menu enhancements, premium menu additions, limited-time offers and expansion of the breakfast daypart. We also successfully launched blended ice beverages in the U.K., which positively contributed to results.
In order to continue providing a relevant, contemporary customer experience, Europe completed about 470 restaurant reimages during the year. By the end of 2013, nearly 100% of restaurant interiors and 80% of exteriors were modernized.
We increased our accessibility and convenience by opening 312 new restaurants, extending operating hours and optimizing our drive-thrus. We enhanced our value offerings in certain markets with multiple pricing tiers across our menu to appeal to a broad range of customers. For example, in France we launched the Casse-Croûte, a two-item meal for 4.50 Euro, which positively contributed to recent results in that market.
APMEA
In APMEA, comparable sales declined 1.9% and comparable guest counts declined 3.8%. Our three largest markets experienced negative comparable sales, with Japan having the most significant impact. Though the challenges differ across the segment, overall performance was pressured amid slower economic growth, a highly competitive environment focused primarily on value, and issues such as Avian influenza in a few markets. In addition, softer than expected performance of new products and promotions did not overcome negative guest count trends.
Throughout the segment, we focused on accelerating growth across all dayparts, with particular emphasis on dinner and the expansion of breakfast. APMEA held a National Breakfast Day, during which five thousand restaurants gave away five million Egg McMuffins to promote breakfast in the segment. We were also committed to enhancing local relevance with consumers, by balancing our global core menu with locally-relevant food and beverage choices, which included new flavor profiles designed to match local tastes.
We continued to make progress in our reimaging program, completing about 240 restaurant reimages during the year. By the end of 2013, over 65% of restaurant interiors and over 55% of exteriors were modernized.
We opened 731 new restaurants, including 275 in China. We deployed our convenience initiatives to more restaurants, including dessert kiosks, delivery service, drive-thrus and extended hours. In addition, we continued to evolve our everyday value platform by including more affordable menu options and promotional offers across dayparts and price points.

McDonald's Corporation 2013 Annual Report 11

Consolidated Operating Results
Globally, our approach to offering variety and value across the menu to our customers is complemented by a focus on driving operating efficiencies, and leveraging our scale and supply chain infrastructure to manage costs. In 2013, we maintained a full-year combined operating margin of 31.2%, as we grew revenues 2% and managed our expenses.
We continued our long-standing commitment to fiscal discipline and maintained a strong financial foundation. Cash from operations benefits from our heavily franchised business model as the rent and royalty income we receive from franchisees provides a stable revenue stream that has relatively low costs. In addition, the franchise business model is less capital intensive than the Company-owned model. We believe locally-owned and operated restaurants are important to McDonald's being not just a global brand, but also a locally-relevant one.
In 2013, cash from operations was $7.1 billion. Our substantial cash flow, strong credit rating and continued access to credit provided us flexibility to fund capital expenditures as well as return cash to shareholders. Capital expenditures of approximately $2.8 billion were invested in our business, of which more than half was devoted to new restaurant openings and the remainder was reinvested in our existing restaurants. Across the System, 1,438 restaurants were opened and over 1,500 existing locations were reimaged.
We continued to return all free cash flow (cash from operations less capital expenditures) to shareholders, and in 2013 returned $4.9 billion to shareholders consisting of $3.1 billion in dividends and $1.8 billion in share repurchases.
RESULTS FROM THE YEAR:

▪	Global comparable sales increased 0.2% and comparable guest counts declined 1.9%.

▪	Consolidated revenues increased 2% (2% in constant currencies).

▪	Consolidated operating income increased 2% (3% in constant currencies).

▪	Diluted earnings per share was $5.55, an increase of 4% (4% in constant currencies).

▪	Cash provided by operations was $7.1 billion.

▪	One-year ROIIC was 11.4% and three-year ROIIC was 20.2% for the period ended December 31, 2013.

▪	The Company increased the quarterly cash dividend per share 5% to $0.81 for the fourth quarter, equivalent to an annual dividend of $3.24 per share.

▪	The Company returned $4.9 billion to shareholders through dividends and share repurchases.
OUTLOOK FOR 2014
We are focused on delivering great-tasting, high-quality, affordable food and beverages and an exceptional experience for our customers. By leveraging our competitive advantages, we are well-positioned to pursue the long-term opportunities that exist in the over $1 trillion IEO segment.
We do not expect significant changes in market dynamics in 2014 given modest growth projections for the IEO segment. We will remain focused on matters within our control, with the customer as our first priority. We plan to strengthen our relationship with the customer through better restaurant execution and by further leveraging consumer insights in our efforts to optimize current initiatives for greater relevance and broader consumer reach.

We remain committed to adapting to keep pace with evolving customer needs and investing today to meet future demand. In addition, we are prioritizing our near-term efforts on improving performance in key opportunity markets that are significant contributors to consolidated results. These include Germany, Japan and the U.S., which have experienced weak or negative performance.
We will continue to execute against our three global growth priorities to optimize our menu, modernize the customer experience and broaden accessibility to Brand McDonald’s.
Our focus will be on our core classics, as well as menu items in the beef, chicken, breakfast and beverages categories, where we believe there is the most growth opportunity relative to other categories in the industry. In addition, we plan to introduce new ingredients and greater choice to broaden the appeal of our menu.
We will enhance the customer experience by continuing to reimage our building interiors and exteriors, expand our service offerings and develop our digital strategies. At the same time, we remain committed to Quality, Service and Cleanliness, which is foundational to everything we do in the restaurants.
To broaden our accessibility, we plan to expand through geographically diversified new restaurant development, extend hours in more restaurants, improve the efficiency of our drive-thrus and provide more delivery service and dessert kiosks. In addition, we will continue to evolve our value platform, offering more choices at every price tier.
Furthermore, McDonald’s is committed to growing our business sustainably and making a positive difference in society.  Our key areas of focus include improving customer perceptions of our food, sustainable sourcing, providing job opportunities and training for our people, developing environmentally efficient restaurants and having a positive impact in the communities we serve.
U.S.
In 2014, the U.S. will make adjustments designed to regain momentum, including providing greater customer relevance and better restaurant execution. Our 2014 menu strategies better balance affordability, core products, new choices and limited-time offers. We will also adjust the pace of product introductions to improve restaurant operations and marketing execution in order to provide a better customer experience. These initiatives are complemented by a consistent focus on core equities, such as breakfast. We will enhance the breakfast experience by emphasizing coffee through high-quality McCafé products paired with delicious foods - both existing and new. Bold new flavor extensions will be introduced to build upon our core and lay the groundwork for future innovations. We plan to open about 250 new restaurants and to continue our reimaging program by updating approximately 300 existing restaurants in 2014, a slightly slower pace as we prioritize other kitchen investments.
Europe
In Europe, we plan to optimize the menu through value menu enhancements, premium menu additions and limited-time offers, and will continue to expand the breakfast daypart by leveraging our strong foundation in coffee. In addition, following the U.K.’s successful rollout of McCafé smoothies and frappés, we anticipate about 4,500 restaurants in Europe will have the blended-ice platform by the end of 2014.
To modernize the way we interact with our customers, we plan to leverage the use of technology, such as self-order kiosks and mobile and web ordering. We will focus on broadening accessibility by continuing to extend operating hours, optimizing drive-thrus, and expanding everyday value platforms. We plan to open over 300 new restaurants and reimage approximately 400 existing restaurants in 2014.

12 McDonald's Corporation 2013 Annual Report

APMEA
In 2014, APMEA’s growth opportunities include menu variety, convenience, value evolution and restaurant expansion. We will balance core and limited-time offers and execute a series of exciting food events. APMEA will shift existing value platforms toward more compelling offers that resonate with customers and generate incremental visits, including “mid-tier” options to fill the gap between entry-level options and Extra Value Meals. Our efforts around reimaging will continue as we expect to modernize approximately 400 existing restaurants. Our plan is to open around 800 new restaurants, with about 300 expected in China. In addition, we will evolve our franchising strategy to include more conventional franchisees and developmental licensees, enabling an increased pace of development and enhanced profitability.
Consolidated
In making capital allocation decisions, our goal is to make investments that elevate the McDonald's experience and drive sustainable long-term growth in sales and market share. We focus on markets that generate strong returns or have opportunities for long-term growth. We remain committed to returning all of our free cash flow (cash from operations less capital expenditures) to shareholders over the long-term via dividends and share repurchases.
McDonald's does not provide specific guidance on diluted earnings per share. The following information is provided to assist in forecasting the Company's future results:

▪
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2.5 percentage points to 2014 Systemwide sales growth (in constant currencies), most of which will be due to the 949 net restaurants (1,098 net traditional openings less 149 net satellite closings) added in 2013.

▪
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or Europe would change annual diluted earnings per share by about 4 cents.

▪
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2014, the total basket of goods cost is expected to increase 1.0-2.0% in the U.S. and Europe.

▪
The Company expects full-year 2014 selling, general and administrative expenses to increase approximately 8% in constant currencies, with fluctuations expected between the quarters. The increase is primarily due to the impact of below target 2013 incentive-based compensation, expenses associated with our Worldwide Owner/Operator Convention and sponsorship of the Winter Olympic games, and costs related to other initiatives.

▪	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2014 to increase approximately 5-7% compared with 2013.

▪
A significant part of the Company's operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 65% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 25 cents.

▪
The Company expects the effective income tax rate for the full-year 2014 to be 31% to 33%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

▪
The Company expects capital expenditures for 2014 to be between $2.9 - $3.0 billion. Over half of this amount will be used to open new restaurants. The Company expects to open about 1,500 - 1,600 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of between 1,000 - 1,100 restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. Over 1,000 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

▪	The Company expects to return approximately $5 billion to shareholders through dividends and share repurchases in 2014.

McDonald's Corporation 2013 Annual Report 13

Consolidated Operating Results

Operating results
		2013		2012	2011
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$18,875	1%	$18,603	2%	$18,293
Revenues from franchised restaurants	9,231	3	8,964	3	8,713
Total revenues	28,106	2	27,567	2	27,006
Operating costs and expenses
Company-operated restaurant expenses	15,579	2	15,224	3	14,838
Franchised restaurants-occupancy expenses	1,624	6	1,527	3	1,481
Selling, general & administrative expenses	2,386	(3)	2,455	3	2,394
Other operating (income) expense, net	(247)	(2)	(244)	(3)	(237)
Total operating costs and expenses	19,342	2	18,962	3	18,476
Operating income	8,764	2	8,605	1	8,530
Interest expense	522	1	517	5	493
Nonoperating (income) expense, net	38	n/m	9	(64)	25
Income before provision for income taxes	8,204	2	8,079	1	8,012
Provision for income taxes	2,618	0	2,614	4	2,509
Net income	$5,586	2%	$5,465	(1%)	$5,503
Earnings per common share—diluted	$5.55	4%	$5.36	2%	$5.27
Weighted-average common shares outstanding— diluted	1,006.0	(1%)	1,020.2	(2%)	1,044.9
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
In 2013, foreign currency translation had a negative impact on consolidated operating results due to the weaker Australian Dollar, Japanese Yen and many other foreign currencies, partly offset by the stronger Euro. In 2012, foreign currency translation had a negative impact on consolidated operating results primarily due to the weaker Euro, along with most other currencies. In 2011, foreign currency translation had a positive impact on consolidated operating results driven by the stronger Euro and Australian Dollar, as well as most other currencies.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2013	2012	2011	2013	2012	2011
Revenues	$28,106	$27,567	$27,006	$(29)	$(726)	$944
Company-operated margins	3,296	3,379	3,455	(7)	(97)	134
Franchised margins	7,607	7,437	7,232	(43)	(204)	213
Selling, general & administrative expenses	2,386	2,455	2,394	(5)	40	(55)
Operating income	8,764	8,605	8,530	(66)	(261)	301
Net income	5,586	5,465	5,503	(52)	(178)	195
Earnings per common share—diluted	5.55	5.36	5.27	(0.05)	(0.17)	0.19

14 McDonald's Corporation 2013 Annual Report

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2013, net income increased 2% (3% in constant currencies) to $5.6 billion and diluted earnings per common share increased 4% (4% in constant currencies) to $5.55. Foreign currency translation had a negative impact of $0.05 on diluted earnings per share. Net income and diluted earnings per share growth in constant currencies were positively impacted by higher franchised margin dollars, and to a lesser extent, lower selling, general and administrative expenses. This was partly offset by lower Company-operated margin dollars. A decrease in diluted weighted average shares outstanding also contributed to the diluted earnings per share growth in 2013.
In 2012, net income decreased 1% (increased 3% in constant currencies) to $5.5 billion and diluted earnings per common share increased 2% (5% in constant currencies) to $5.36. Foreign currency translation had a negative impact of $0.17 on diluted earnings per share. Net income and diluted earnings per share growth in constant currencies were positively impacted by growth in franchised margin dollars, partly offset by a higher effective income tax rate and higher selling, general and administrative expenses. A decrease in diluted weighted average shares outstanding also contributed to the diluted earnings per share growth in 2012.
The Company repurchased 18.7 million shares of its stock for $1.8 billion in 2013 and 28.1 million shares of its stock for $2.6 billion in 2012, driving reductions in weighted-average shares outstanding on a diluted basis in both periods.

REVENUES
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales, minimum rent payments and initial fees. Revenues from franchised restaurants that are licensed to foreign affiliates and developmental licensees include a royalty based on a percent of sales, and generally include initial fees.
In 2013, constant currency revenue growth was due to expansion. Weak comparable sales reflected a muted response to customer-facing initiatives amid a highly competitive and sluggish IEO segment across many markets. In 2012, constant currency revenue growth was driven primarily by positive comparable sales as well as expansion.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2013	2012	2011	2013	2012	2013	2012
Company-operated sales:
U.S.	$4,512	$4,530	$4,433	0%	2%	0%	2%
Europe	8,138	7,850	7,852	4	0	3	6
APMEA	5,425	5,350	5,061	1	6	2	5
Other Countries & Corporate	800	873	947	(8)	(8)	(6)	(7)
Total	$18,875	$18,603	$18,293	1%	2%	1%	4%
Franchised revenues:
U.S.	$4,339	$4,284	$4,096	1%	5%	1%	5%
Europe	3,162	2,977	3,034	6	(2)	4	5
APMEA	1,052	1,041	958	1	9	8	9
Other Countries & Corporate	678	662	625	2	6	8	11
Total	$9,231	$8,964	$8,713	3%	3%	3%	6%
Total revenues:
U.S.	$8,851	$8,814	$8,529	0%	3%	0%	3%
Europe	11,300	10,827	10,886	4	(1)	3	6
APMEA	6,477	6,391	6,019	1	6	3	6
Other Countries & Corporate	1,478	1,535	1,572	(4)	(2)	0	0
Total	$28,106	$27,567	$27,006	2%	2%	2%	5%

In the U.S., revenues were relatively flat in 2013 as the positive impact of expansion was offset by negative comparable sales, reflecting initiatives that did not resonate as strongly as expected with customers. Revenues increased in 2012 primarily due to positive comparable sales, reflecting everyday value offerings, menu variety and the enhanced customer experience due to reimaging, despite broad competitive activity.
Europe's constant currency increase in revenues in 2013 benefited from expansion, primarily in Russia (which is almost entirely Company-operated), and positive comparable sales performance in the U.K. and Russia, the segment's two largest Company-operated restaurant markets, partly offset by negative results in Germany. The 2012 increase was primarily driven by positive comparable sales in the U.K. and Russia, as well as expansion in Russia.

In APMEA, the constant currency increase in revenues in 2013 was driven by expansion in China and other markets, partly offset by negative comparable sales, primarily in China (which is mostly Company-operated). The constant currency increase in revenues in 2012 was primarily driven by positive comparable sales in China, Australia and many other markets, as well as expansion, primarily in China.

McDonald's Corporation 2013 Annual Report 15

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2013		2012		2011
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	(0.2%)	(1.6%)	3.3%	1.9%	4.8%	3.3%
Europe	0.0	(1.5)	2.4	(0.5)	5.9	3.4
APMEA	(1.9)	(3.8)	1.4	2.2	4.7	4.3
Other Countries & Corporate	7.0	0.4	7.7	3.0	10.1	4.5
Total	0.2%	(1.9%)	3.1%	1.6%	5.6%	3.7%
In 2013, comparable guest count performance declined 1.9%. Germany was the main contributor to the decline in Europe and Japan accounted for half of the decline in APMEA.

Systemwide sales increases/(decreases)

			Excluding currency translation
	2013	2012	2013	2012
U.S.	1%	4%	1%	4%
Europe	5	(2)	3	5
APMEA	(5)	5	3	6
Other Countries & Corporate	3	4	10	10
Total	1%	3%	3%	5%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase excluding currency translation
Dollars in millions	2013	2012	2011	2013	2012	2013	2012
U.S.	$31,344	$31,063	$29,739	1%	4%	1%	4%
Europe	17,737	16,857	17,243	5	(2)	3	5
APMEA	12,759	13,723	13,041	(7)	5	4	6
Other Countries & Corporate	8,411	8,044	7,625	5	5	12	12
Total	$70,251	$69,687	$67,648	1%	3%	3%	6%

RESTAURANT MARGINS

▪	Franchised margins
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about two-thirds of the combined restaurant margins in 2013, 2012 and 2011. Franchised margin dollars increased $170 million or 2% (3% in constant currencies) in 2013 primarily due to expansion and increased $205 million or 3% (6% in constant currencies) in 2012 primarily driven by positive comparable sales.

Franchised margins

In millions	2013	2012	2011
U.S.	$3,626	$3,594	$3,436
Europe	2,475	2,352	2,400
APMEA	923	924	858
Other Countries & Corporate	583	567	538
Total	$7,607	$7,437	$7,232

Percent of revenues
U.S.	83.6%	83.9%	83.9%
Europe	78.3	79.0	79.1
APMEA	87.7	88.8	89.5
Other Countries & Corporate	86.0	85.6	86.1
Total	82.4%	83.0%	83.0%
In the U.S., the franchised margin percent decreased in 2013 due to higher depreciation related to reimaging and weak comparable sales. The franchised margin percent was flat in 2012 as positive comparable sales performance was offset by higher depreciation related to reimaging.
In Europe, the franchised margin percent decreased in 2013 due to higher rent expense in many markets and weak

16 McDonald's Corporation 2013 Annual Report

comparable sales primarily due to Germany. The decrease in 2012 reflected positive comparable sales and higher occupancy costs.
In APMEA, the franchised margin percent decreased in 2013 partly due to Japan's negative sales performance and the impact of the weaker Yen, which reduced its contribution to the segment's margin percent. In addition, the segment was negatively impacted by a decline in Australia's results. The decrease in 2012 was primarily due to Australia.
The franchised margin percent in APMEA and Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

▪	Company-operated margins
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars decreased $83 million or 2% (2% in constant currencies) in 2013, and decreased $76 million or 2% (increased 1% in constant currencies) in 2012.
In 2013, Company-operated margin dollars reflected weak comparable sales in many markets, which impacted our ability to overcome cost pressures. On a constant currency basis, the decrease in Company-operated margin dollars was primarily due to APMEA and the U.S., partly offset by positive performance in Europe.
In 2012, Company-operated margin dollars were negatively impacted by foreign currency translation of $97 million, primarily in Europe. On a constant currency basis, the increase in Company-operated margin dollars was due to positive performance in Europe, offset by lower results in APMEA and the U.S. as positive comparable sales were more than offset by higher costs.

Company-operated margins

In millions	2013	2012	2011
U.S.	$830	$883	$914
Europe	1,566	1,501	1,514
APMEA	771	849	876
Other Countries & Corporate	129	146	151
Total	$3,296	$3,379	$3,455

Percent of sales
U.S.	18.4%	19.5%	20.6%
Europe	19.2	19.1	19.3
APMEA	14.2	15.9	17.3
Other Countries & Corporate	16.0	16.8	16.0
Total	17.5%	18.2%	18.9%
In the U.S., the Company-operated margin percent decreased in 2013 primarily due to higher labor, commodity costs and other operating costs. The margin percent decreased in 2012 primarily due to higher commodity and labor costs, partly offset by positive comparable sales.
Europe’s Company-operated margin percent increased in 2013 due to the positive impact of sales performance in Russia, the U.K. and France, mostly offset by higher commodity and occupancy costs. The margin percent decreased in 2012 primarily due to higher labor and commodity costs across several markets, despite positive comparable sales in Russia and the U.K.
In APMEA, the Company-operated margin percent in 2013 decreased primarily due to higher labor, occupancy and other costs, and negative comparable guest counts, partly offset by a higher average check. The margin percent decreased in 2012 primarily due to higher labor and occupancy costs, partly offset by positive comparable sales. New restaurant openings, mainly in China, negatively impacted the margin percent in both periods. Similar to other markets, new restaurants in China initially open with lower margins that grow over time.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses decreased 3% (3% in constant currencies) in 2013 and increased 3% (4% in constant currencies) in 2012. The 2013 decrease was due to lower incentive-based compensation, partly offset by higher employee costs. The comparison to costs related to the 2012 London Olympics sponsorship and the 2012 Worldwide Owner/Operator Convention also contributed to the decrease in 2013, as well as the increase in 2012. The growth in 2012 was also due to higher employee and technology- related costs, partly offset by lower incentive-based compensation.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2013	2012	2011	2013	2012	2013	2012
U.S.	$740	$782	$779	(5%)	0%	(5%)	0%
Europe	703	695	699	1	(1)	0	5
APMEA	355	353	341	1	4	1	3
Other Countries & Corporate(1)	588	625	575	(6)	9	(6)	9
Total	$2,386	$2,455	$2,394	(3%)	3%	(3%)	4%

(1)
Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general and administrative expenses as a percent of revenues were 8.5% in 2013 and 8.9% in 2012 and 2011. Selling, general and administrative expenses as a percent of Systemwide sales were 2.7% in 2013 and 2.8% in 2012 and 2011. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support the overall McDonald's business.

McDonald's Corporation 2013 Annual Report 17

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2013	2012	2011
Gains on sales of restaurant businesses	$(199)	$(152)	$(82)
Equity in earnings of unconsolidated affiliates	(78)	(144)	(178)
Asset dispositions and other expense	30	52	23
Total	$(247)	$(244)	$(237)

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business. Gains on sales of restaurant businesses increased in 2013 due primarily to more stores sold in Australia. The increase in 2012 was due primarily to sales of restaurants in China to developmental licensees, as well as sales of restaurants in Europe and Canada.

▪	Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates, but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets such as the U.S. is reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Equity in earnings of unconsolidated affiliates decreased in 2013 and 2012 due to lower operating results, primarily in Japan.

▪	Asset dispositions and other expense
Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses. Asset dispositions and other expense decreased in 2013 due to the favorable resolution of certain liabilities and lower asset retirements, partly offset by lower gains on property sales and unconsolidated partnership dissolutions. The increase in 2012 was primarily due to lower gains on unconsolidated partnership dissolutions in the U.S.

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase excluding currency translation
Dollars in millions	2013	2012	2011	2013	2012	2013	2012
U.S.	$3,779	$3,751	$3,666	1%	2%	1%	2%
Europe	3,371	3,196	3,227	5	(1)	4	6
APMEA	1,480	1,566	1,526	(6)	3	0	3
Other Countries & Corporate	134	92	111	46	(17)	86	9
Total	$8,764	$8,605	$8,530	2%	1%	3%	4%

In the U.S., results for 2013 increased due to lower selling, general and administrative expenses and higher franchised margin dollars, partly offset by lower Company-operated margin dollars. Results for 2012 increased due to higher franchised margin dollars, partly offset by lower other operating income and Company-operated margin dollars.
In Europe, results for 2013 and 2012 were driven by higher franchised and Company-operated margin dollars. Results in 2012 also benefited from higher gains on sales of restaurants, partly offset by incremental selling, general and administrative expenses related to the 2012 London Olympics.

In APMEA, results for 2013 reflected higher franchised margin dollars, mostly offset by lower Company-operated margin dollars. Results for 2012 increased primarily due to higher franchised margin dollars and gains on sales of restaurants in China to developmental licensees, partly offset by lower Company-operated margin dollars and lower operating results in Japan.

▪	Combined operating margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 31.2% in 2013 and 2012, and 31.6% in 2011.

18 McDonald's Corporation 2013 Annual Report

INTEREST EXPENSE
Interest expense increased 1% and 5% in 2013 and 2012, respectively, primarily due to higher average debt balances, partly offset by lower average interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2013	2012	2011
Interest income	$(15)	$(28)	$(39)
Foreign currency and hedging activity	8	9	9
Other expense	45	28	55
Total	$38	$9	$25
Interest income consists primarily of interest earned on short-term cash investments. Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
PROVISION FOR INCOME TAXES
In 2013, 2012 and 2011, the reported effective income tax rates were 31.9%, 32.4% and 31.3%, respectively.
In 2013, the effective income tax rate included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
In 2012, the effective income tax rate reflected the negative impact of certain tax benefits in the U.S. that had expired at December 31, 2011 and were reinstated retroactively in 2013 as noted above.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.5 billion in 2013 and 2012. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $7.1 billion and exceeded capital expenditures by $4.3 billion in 2013, while cash provided by operations totaled $7.0 billion and exceeded capital expenditures by $3.9 billion in 2012. In 2013, cash provided by operations increased $155 million or 2% compared with 2012 primarily due to increased operating results. In 2012, cash provided by operations decreased $184 million or 3% compared with 2011 despite increased operating results, primarily due to higher income tax payments and the negative impact of foreign currency translation on operating results.

Cash used for investing activities totaled $2.7 billion in 2013, a decrease of $493 million compared with 2012. The decrease primarily reflected lower capital expenditures and a decrease in other investing activities related to short-term time deposits. Cash used for investing activities totaled $3.2 billion in 2012, an increase of $596 million compared with 2011. The increase primarily reflected higher capital expenditures, an increase in other investing activities related to short-term time deposits, and lower proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $4.0 billion in 2013, an increase of $193 million compared with 2012, primarily due to lower net debt issuances and higher dividend payments, partly offset by lower treasury stock purchases. Cash used for financing activities totaled $3.8 billion in 2012, a decrease of $683 million compared with 2011, primarily due to lower treasury stock purchases and higher net debt issuances, partly offset by higher dividend payments.
The Company’s cash and equivalents balance was $2.8 billion and $2.3 billion at year end 2013 and 2012, respectively. The Company made a debt repayment of $535 million in January 2014. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2013, the Company opened 1,393 traditional restaurants and 45 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 295 traditional restaurants and 194 satellite restaurants. In 2012, the Company opened 1,404 traditional restaurants and 35 satellite restaurants and closed 269 traditional restaurants and 200 satellite restaurants. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end(1)

	2013	2012	2011
U.S.	14,278	14,157	14,098
Europe	7,602	7,368	7,156
APMEA	9,918	9,454	8,865
Other Countries & Corporate	3,631	3,501	3,391
Total	35,429	34,480	33,510

(1)	Includes satellite units at December 31, 2013, 2012 and 2011, as follows: U.S.—973, 997, 1,084; Europe—261, 246, 240; APMEA (primarily Japan)—733, 871, 949; Other Countries & Corporate—451, 453, 459.
Approximately 70% of Company-operated restaurants and 75% of franchised restaurants were located in the major markets at the end of 2013. Over 80% of the restaurants at year-end 2013 were franchised.

McDonald's Corporation 2013 Annual Report 19

Capital expenditures decreased $224 million or 7% in 2013, primarily due to lower reinvestment in existing restaurants, partly offset by higher investment in new restaurants. Capital expenditures increased $319 million or 12% in 2012, primarily due to higher reinvestment in existing restaurants and higher investment in new restaurants. In 2013, the lower reinvestment primarily reflected fewer planned reimages. In both years, the increase related to new restaurants reflected our commitment to broaden accessibility to our brand.
Capital expenditures invested in major markets, excluding Japan, represented over 70% of the total in 2013, 2012 and 2011. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.
Capital expenditures

In millions	2013	2012	2011
New restaurants	$1,473	$1,340	$1,193
Existing restaurants	1,244	1,615	1,432
Other(1)	108	94	105
Total capital expenditures	$2,825	$3,049	$2,730
Total assets	$36,626	$35,386	$32,990

(1)	Primarily corporate equipment and other office-related expenditures.
New restaurant investments in all years were concentrated in markets with strong returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.0 million in 2013.
The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2013 and 2012.
SHARE REPURCHASES AND DIVIDENDS
For the last three years, the Company returned a total of $16.4 billion to shareholders through a combination of share repurchases and dividends.
Shares repurchased and dividends

In millions, except per share data	2013	2012	2011
Number of shares repurchased	18.7	28.1	41.9
Shares outstanding at year end	990	1,003	1,021
Dividends declared per share	$3.12	$2.87	$2.53

Treasury stock purchases (in Shareholders' equity)	$1,810	$2,605	$3,373
Dividends paid	3,115	2,897	2,610
Total returned to shareholders	$4,925	$5,502	$5,983

The Company’s Board of Directors approved a share repurchase program, effective August 1, 2012, that authorizes the purchase of up to $10 billion of the Company's outstanding common stock with no specified expiration date. In 2013, approximately 18.7 million shares were repurchased for $1.8 billion, bringing the total purchases under the program to $2.6 billion.
The Company has paid dividends on its common stock for 38 consecutive years and has increased the dividend amount every year. The 2013 full year dividend of $3.12 per share reflects the quarterly dividend paid for each of the first three quarters of $0.77 per share, with an increase to $0.81 per share paid in the fourth quarter. This 5% increase in the quarterly dividend equates to a $3.24 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets increased $1.2 billion or 4% in 2013. Excluding the effect of changes in foreign currency exchange rates, total assets increased $1.5 billion in 2013. Approximately 80% of total assets were in major markets at year-end 2013. Net property and equipment increased $1.1 billion in 2013, primarily due to capital expenditures, partly offset by depreciation, and represented about 70% of total assets at year end.
Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.
Returns on assets and equity

	2013	2012	2011
Return on average assets	24.8%	25.4%	26.0%
Return on average common equity	35.8	37.5	37.7
In 2013, return on average assets and return on average common equity decreased, reflecting lower growth in operating results. In 2012, return on average assets and return on average common equity decreased due to the negative impact of foreign currency translation primarily on operating income and net income. Operating income does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about two percentage points for all years presented.

20 McDonald's Corporation 2013 Annual Report

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2013 totaled $14.1 billion, compared with $13.6 billion at December 31, 2012. The net increase in 2013 was primarily due to net issuances of $535 million.
Debt highlights(1)

	2013	2012	2011
Fixed-rate debt as a percent of total debt(2,3)	74%	74%	69%
Weighted-average annual interest rate of total debt(3)	4.0	4.0	4.2
Foreign currency-denominated debt as a percent of total debt(2)	41	36	40
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	47	47	46
Cash provided by operations as a percent of total debt(2)	50	51	57

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2013, the Company had $3.6 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has $1.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). Debt maturing in 2014 is approximately $530 million of long-term corporate debt. In 2014, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. As of December 31, 2013, the Company's subsidiaries also had $610 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
The Company uses major capital markets, bank financings and derivatives to meet its financing requirements and reduce interest expense. The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt, terminating swaps and using derivatives. The Company does not hold or issue derivatives for trading purposes. All swaps are over-the-counter instruments.

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $5.8 billion and $4.9 billion for the years ended December 31, 2013 and 2012, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2013, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2013	2012
Euro	$7,302	$6,692
Australian Dollars	1,933	2,450
British Pounds Sterling	1,479	1,117
Canadian Dollars	1,412	1,319
Russian Ruble	737	651
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2013 levels nor a 10% adverse change in foreign currency rates from 2013 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn over 60% of our operating income. A significant portion of these historical earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made,

McDonald's Corporation 2013 Annual Report 21

and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal or state income taxes have been provided on these undistributed foreign earnings. The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $2.0 billion as of December 31, 2013. We do not intend, nor do we foresee a need, to repatriate these funds.
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
In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions. This could also result in a higher effective tax rate in the future.
While the likelihood is remote, to the extent foreign cash is available, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits), which could result in a use of cash. This could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to the Income Taxes note to the consolidated financial statements for further information related to our income taxes and the undistributed earnings of the Company's foreign subsidiaries.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2013. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2014	$1,440		$2,703
2015	1,334	$1,199	2,612
2016	1,218	2,095	2,507
2017	1,099	1,054	2,377
2018	990	1,004	2,260
Thereafter	7,632	8,765	18,042
Total	$13,713	$14,117	$30,501

(1)
The maturities reflect reclassifications of short-term obligations to long-term obligations of $1.2 billion, as they are supported by a long-term line of credit agreement expiring in November 2016. Debt obligations do not include $13 million of noncash fair value hedging adjustments or $222 million of accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2013, total liabilities for the supplemental plans were $531 million.
In addition, total liabilities for gross unrecognized tax benefits were $513 million at December 31, 2013.
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

22 McDonald's Corporation 2013 Annual Report

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

The Company's 2009 and 2010 U.S. federal income tax returns are currently under examination and the completion of the field examination is expected in 2014. In connection with this examination, the Company received notices of proposed adjustments ("NOPAs") in 2014 and expects to receive additional NOPAs within the next 12 months from the IRS related to certain transfer pricing matters. It is reasonably possible that the receipt of these future NOPAs will provide new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under Topic 740 - Income Taxes of the Accounting Standards Codification.
Deferred U.S. income taxes have not been recorded for temporary differences totaling $16.1 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
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
RECONCILIATION OF RETURNS ON INCREMENTAL INVESTED CAPITAL
ROIIC is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of our markets, the effectiveness of capital deployed and the future allocation of capital. This measure is calculated using operating income and constant foreign exchange rates to exclude the impact of foreign currency translation. The numerator is the Company’s incremental operating income plus depreciation and amortization from the base period.
The denominator is the weighted-average cash used for investing activities during the applicable one-or three-year period. The weighted-average cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2013 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2013 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2012 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full-year impact on 2013 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2012 investing activities are included in the one-year and three-year calculations, respectively). Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.
The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

McDonald's Corporation 2013 Annual Report 23

One-year ROIIC calculation (dollars in millions):

Years ended December 31,	2013	2012	Incremental change
NUMERATOR:
Operating income	$8,764.3	$8,604.6	$159.7
Depreciation and amortization	1,585.1	1,488.5	96.6
Currency translation(1)			81.8
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$338.1
DENOMINATOR:
Weighted-average cash used for investing activities(2)			$2,951.7
Currency translation(1)			1.2
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$2,952.9
One-year ROIIC			11.4%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)
Represents one-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the two-year period ended December 31, 2013.

	Years ended December 31,
	2013	2012
Cash used for investing activities	$2,673.8	$3,167.3
AS A PERCENT
Quarters ended:
March 31	87.5%	12.5%
June 30	62.5	37.5
September 30	37.5	62.5
December 31	12.5	87.5

Three-year ROIIC calculation (dollars in millions):

Years ended December 31,	2013	2010	Incremental change
NUMERATOR:
Operating income	$8,764.3	$7,473.1	$1,291.2
Depreciation and amortization	1,585.1	1,276.2	308.9
Currency translation(3)			25.1
Incremental operating income plus depreciation and amortization (at constant foreign exchange rates)			$1,625.2
DENOMINATOR:
Weighted-average cash used for investing activities(4)			$8,089.6
Currency translation(3)			(27.5)
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$8,062.1
Three-year ROIIC			20.2%

(3)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(4)
Represents three-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the four-year period ended December 31, 2013.

	Years ended December 31,
	2013	2012	2011	2010
Cash used for investing activities	$2,673.8	$3,167.3	$2,570.9	$2,056.0
AS A PERCENT
Quarters ended:
March 31	87.5%	100.0%	100.0%	12.5%
June 30	62.5	100.0	100.0	37.5
September 30	37.5	100.0	100.0	62.5
December 31	12.5	100.0	100.0	87.5

24 McDonald's Corporation 2013 Annual Report

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2014. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 21 of the Form 10-K.

McDonald's Corporation 2013 Annual Report 25

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2013	2012	2011
REVENUES
Sales by Company-operated restaurants	$18,874.2	$18,602.5	$18,292.8
Revenues from franchised restaurants	9,231.5	8,964.5	8,713.2
Total revenues	28,105.7	27,567.0	27,006.0
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	6,361.3	6,318.2	6,167.2
Payroll & employee benefits	4,824.1	4,710.3	4,606.3
Occupancy & other operating expenses	4,393.2	4,195.2	4,064.4
Franchised restaurants-occupancy expenses	1,624.4	1,527.0	1,481.5
Selling, general & administrative expenses	2,385.6	2,455.2	2,393.7
Other operating (income) expense, net	(247.2)	(243.5)	(236.8)
Total operating costs and expenses	19,341.4	18,962.4	18,476.3
Operating income	8,764.3	8,604.6	8,529.7
Interest expense-net of capitalized interest of $15.5, $15.9 and $14.0	521.9	516.6	492.8
Nonoperating (income) expense, net	37.9	9.0	24.7
Income before provision for income taxes	8,204.5	8,079.0	8,012.2
Provision for income taxes	2,618.6	2,614.2	2,509.1
Net income	$5,585.9	$5,464.8	$5,503.1
Earnings per common share–basic	$5.59	$5.41	$5.33
Earnings per common share–diluted	$5.55	$5.36	$5.27
Dividends declared per common share	$3.12	$2.87	$2.53
Weighted-average shares outstanding–basic	998.4	1,010.1	1,032.1
Weighted-average shares outstanding–diluted	1,006.0	1,020.2	1,044.9
See Notes to consolidated financial statements.

26 McDonald's Corporation 2013 Annual Report

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2013	2012	2011
Net income	$5,585.9	$5,464.8	$5,503.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(279.4)	274.7	(310.5)
Reclassification of (gain) loss to net income	—	(0.1)	25.4
Foreign currency translation adjustments-net of tax benefit (expense) of $(5.3), $(47.9) and $61.0	(279.4)	274.6	(285.1)
Cash flow hedges:
Gain (loss) recognized in AOCI	(73.4)	19.8	(12.2)
Reclassification of (gain) loss to net income	35.9	10.8	1.8
Cash flow hedges-net of tax benefit (expense) of $11.4, $(8.8) and $5.8	(37.5)	30.6	(10.4)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(52.8)	33.1	(8.1)
Reclassification of (gain) loss to net income	0.9	8.4	0.4
Defined benefit pension plans-net of tax benefit (expense) of $14.2, $(16.6) and $2.9	(51.9)	41.5	(7.7)

Total other comprehensive income (loss), net of tax	(368.8)	346.7	(303.2)

Comprehensive income	$5,217.1	$5,811.5	$5,199.9

See Notes to consolidated financial statements.

McDonald's Corporation 2013 Annual Report 27

Consolidated Balance Sheet

In millions, except per share data	December 31, 2013	2012
ASSETS
Current assets
Cash and equivalents	$2,798.7	$2,336.1
Accounts and notes receivable	1,319.8	1,375.3
Inventories, at cost, not in excess of market	123.7	121.7
Prepaid expenses and other current assets	807.9	1,089.0
Total current assets	5,050.1	4,922.1
Other assets
Investments in and advances to affiliates	1,209.1	1,380.5
Goodwill	2,872.7	2,804.0
Miscellaneous	1,747.1	1,602.7
Total other assets	5,828.9	5,787.2
Property and equipment
Property and equipment, at cost	40,355.6	38,491.1
Accumulated depreciation and amortization	(14,608.3)	(13,813.9)
Net property and equipment	25,747.3	24,677.2
Total assets	$36,626.3	$35,386.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,086.0	$1,141.9
Income taxes	215.5	298.7
Other taxes	383.1	370.7
Accrued interest	221.6	217.0
Accrued payroll and other liabilities	1,263.8	1,374.8
Total current liabilities	3,170.0	3,403.1
Long-term debt	14,129.8	13,632.5
Other long-term liabilities	1,669.1	1,526.2
Deferred income taxes	1,647.7	1,531.1
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	5,994.1	5,778.9
Retained earnings	41,751.2	39,278.0
Accumulated other comprehensive income	427.6	796.4
Common stock in treasury, at cost; 670.2 and 657.9 million shares	(32,179.8)	(30,576.3)
Total shareholders’ equity	16,009.7	15,293.6
Total liabilities and shareholders’ equity	$36,626.3	$35,386.5
See Notes to consolidated financial statements.

28 McDonald's Corporation 2013 Annual Report

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2013	2012	2011
Operating activities
Net income	$5,585.9	$5,464.8	$5,503.1
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,585.1	1,488.5	1,415.0
Deferred income taxes	25.2	134.5	188.4
Share-based compensation	89.1	93.4	86.2
Other	26.8	(92.0)	(82.6)
Changes in working capital items:
Accounts receivable	56.2	(29.4)	(160.8)
Inventories, prepaid expenses and other current assets	(44.4)	(27.2)	(52.2)
Accounts payable	(60.7)	124.1	35.8
Income taxes	(154.4)	(74.0)	198.5
Other accrued liabilities	11.9	(116.6)	18.7
Cash provided by operations	7,120.7	6,966.1	7,150.1
Investing activities
Capital expenditures	(2,824.7)	(3,049.2)	(2,729.8)
Purchases of restaurant businesses	(181.0)	(158.5)	(186.4)
Sales of restaurant businesses and property	440.1	394.7	511.4
Other	(108.2)	(354.3)	(166.1)
Cash used for investing activities	(2,673.8)	(3,167.3)	(2,570.9)
Financing activities
Net short-term borrowings	(186.5)	(117.5)	260.6
Long-term financing issuances	1,417.2	2,284.9	1,367.3
Long-term financing repayments	(695.4)	(962.8)	(624.0)
Treasury stock purchases	(1,777.8)	(2,615.1)	(3,363.1)
Common stock dividends	(3,114.6)	(2,896.6)	(2,609.7)
Proceeds from stock option exercises	233.3	328.6	334.0
Excess tax benefit on share-based compensation	92.6	142.3	112.5
Other	(11.8)	(13.6)	(10.6)
Cash used for financing activities	(4,043.0)	(3,849.8)	(4,533.0)
Effect of exchange rates on cash and equivalents	58.7	51.4	(97.5)
Cash and equivalents increase (decrease)	462.6	0.4	(51.3)
Cash and equivalents at beginning of year	2,336.1	2,335.7	2,387.0
Cash and equivalents at end of year	$2,798.7	$2,336.1	$2,335.7
Supplemental cash flow disclosures
Interest paid	$532.7	$533.7	$489.3
Income taxes paid	2,546.0	2,447.8	2,056.7
See Notes to consolidated financial statements.

McDonald's Corporation 2013 Annual Report 29

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2010	1,660.6	$16.6	$5,196.4	$33,811.7	$(124.6)	$15.0	$862.5	(607.0)	$(25,143.4)	$14,634.2
Net income				5,503.1						5,503.1
Other comprehensive income (loss), net of tax					(7.7)	(10.4)	(285.1)			(303.2)
Comprehensive income										5,199.9
Common stock cash dividends ($2.53 per share)				(2,609.7)						(2,609.7)
Treasury stock purchases								(41.9)	(3,372.9)	(3,372.9)
Share-based compensation			86.2							86.2
Stock option exercises and other (including tax benefits of $116.7)			204.7	2.4				9.7	245.4	452.5
Balance at December 31, 2011	1,660.6	16.6	5,487.3	36,707.5	(132.3)	4.6	577.4	(639.2)	(28,270.9)	14,390.2
Net income				5,464.8						5,464.8
Other comprehensive income (loss), net of tax					41.5	30.6	274.6			346.7
Comprehensive income										5,811.5
Common stock cash dividends ($2.87 per share)				(2,896.6)						(2,896.6)
Treasury stock purchases								(28.1)	(2,605.4)	(2,605.4)
Share-based compensation			93.4							93.4
Stock option exercises and other (including tax benefits of $150.8)			198.2	2.3				9.4	300.0	500.5
Balance at December 31, 2012	1,660.6	16.6	5,778.9	39,278.0	(90.8)	35.2	852.0	(657.9)	(30,576.3)	15,293.6
Net income				5,585.9						5,585.9
Other comprehensive income (loss), net of tax					(51.9)	(37.5)	(279.4)			(368.8)
Comprehensive income										5,217.1
Common stock cash dividends ($3.12 per share)				(3,114.6)						(3,114.6)
Treasury stock purchases								(18.7)	(1,810.5)	(1,810.5)
Share-based compensation			89.1							89.1
Stock option exercises and other (including tax benefits of $93.6)			126.1	1.9				6.4	207.0	335.0
Balance at December 31, 2013	1,660.6	$16.6	$5,994.1	$41,751.2	$(142.7)	$(2.3)	$572.6	(670.2)	$(32,179.8)	$16,009.7
See Notes to consolidated financial statements.

30 McDonald's Corporation 2013 Annual Report

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2013	2012	2011
Conventional franchised	20,355	19,869	19,527
Developmental licensed	4,747	4,350	3,929
Foreign affiliated	3,589	3,663	3,619
Franchised	28,691	27,882	27,075
Company-operated	6,738	6,598	6,435
Systemwide restaurants	35,429	34,480	33,510
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
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2013–$808.4; 2012–$787.5; 2011–$768.6. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2013–$75.4; 2012–$113.5; 2011–$74.4. Costs related to the Olympics sponsorship are included in these expenses for 2012. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.
SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2013	2012	2011
Share-based compensation expense	$89.1	$93.4	$86.2
After tax	$60.6	$63.2	$59.2
Earnings per common share-diluted	$0.06	$0.06	$0.05
Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2013, there was $109.0 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2013, 2012 and 2011 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2013	2012	2011
Expected dividend yield	3.5%	2.8%	3.2%
Expected stock price volatility	20.6%	20.8%	21.5%
Risk-free interest rate	1.2%	1.1%	2.8%
Expected life of options (in years)	6.1	6.1	6.3
Fair value per option granted	$11.09	$13.65	$12.18
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include option periods; and equipment–three to 12 years.

McDonald's Corporation 2013 Annual Report 31

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
The following table presents the 2013 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2012	$1,294.2	$881.4	$438.7	$189.7	$2,804.0
Net restaurant purchases (sales)	(0.6)	50.4	30.7	15.7	96.2
Currency translation		26.3	(40.7)	(13.1)	(27.5)
Balance at December 31, 2013	$1,293.6	$958.1	$428.7	$192.3	$2,872.7

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

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

32 McDonald's Corporation 2013 Annual Report

▪	Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2013
In millions	Level 1*	Level 2	Carrying Value
Investments	$27.6		$27.6
Derivative assets	128.2	$71.6	199.8
Total assets at fair value	$155.8	$71.6	$227.4
Derivative liabilities		$(179.3)	$(179.3)
Total liabilities at fair value		$(179.3)	$(179.3)

December 31, 2012
In millions	Level 1*	Level 2	Carrying Value
Investments	$155.1		$155.1
Derivative assets	132.3	$86.1	218.4
Total assets at fair value	$287.4	$86.1	$373.5
Derivative liabilities		$(42.6)	$(42.6)
Total liabilities at fair value		$(42.6)	$(42.6)

*	Level 1 is comprised of investments and derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2013, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2013, the fair value of the Company’s debt obligations was estimated at $15.0 billion, compared to a carrying amount of $14.1 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated for hedge accounting consist mainly of interest rate swaps, foreign currency forwards, foreign currency options, and cross-currency swaps, further explained in the "Fair Value," "Cash Flow" and "Net Investment" hedge sections.
The Company also enters into certain derivatives that are not designated for hedge accounting. The Company has entered into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded primarily in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Since these derivatives are not designated for hedge accounting, the changes in the fair value of these derivatives are recognized immediately in Nonoperating (income) expense together with the currency gain or loss from the hedged balance sheet position. A portion of the Company’s foreign currency options (more fully described in the "Cash Flow Hedges" section) are undesignated as hedging instruments as the underlying foreign currency royalties are earned.
All derivative instruments designated for hedge accounting are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income ("OCI") and/or current earnings.

McDonald's Corporation 2013 Annual Report 33

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2013 and 2012:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2013	2012	Balance Sheet Classification	2013	2012
Derivatives designated for hedge accounting
Foreign currency	Prepaid expenses and other current assets	$28.3	$5.0	Accrued payroll and other liabilities	$(28.8)	$(3.5)
Interest rate	Prepaid expenses and other current assets	—	4.2
Commodity	Miscellaneous other assets	—	35.3	Other long-term liabilities	—	(0.2)
Foreign currency	Miscellaneous other assets	2.5	2.5	Other long-term liabilities	(114.7)	(32.1)
Interest rate	Miscellaneous other assets	24.8	38.1	Other long-term liabilities	(12.0)	—
Total derivatives designated for hedge accounting		$55.6	$85.1		$(155.5)	$(35.8)
Derivatives not designated for hedge accounting
Equity	Prepaid expenses and other current assets	$6.7	$132.3
Foreign currency	Prepaid expenses and other current assets	9.3	1.0	Accrued payroll and other liabilities	$(23.8)	$(6.8)
Equity	Miscellaneous other assets	128.2	—
Total derivatives not designated for hedge accounting		$144.2	$133.3		$(23.8)	$(6.8)
Total derivatives		$199.8	$218.4		$(179.3)	$(42.6)
The following table presents the pretax amounts affecting income and OCI for the years ended December 31, 2013 and 2012, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items

	2013	2012			2013		2012
Interest rate	$(29.5)	$(13.0)	Fixed-rate debt		$29.5		$13.0

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified into Income from Accumulated OCI (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2013	2012	2013	2012	2013		2012
Commodity	$(34.1)	$35.1
Foreign currency	(65.5)	(6.4)	$(50.3)	$(15.8)	$(6.1)		$(12.3)
Interest rate(1)	—	(4.6)	(0.4)	0.5	—		—
Total	$(99.6)	$24.1	$(50.7)	$(15.3)	$(6.1)		$(12.3)

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion)				Derivatives Not Designated for Hedge Accounting	Gain (Loss) Recognized in Income on Derivative
Net Investment Hedging Relationships

	2013	2012				2013	2012
Foreign currency denominated debt	$(382.8)	$(61.7)			Foreign currency	$(30.2)	$(13.4)
Foreign currency derivatives	(18.4)	(23.3)			Equity(2)	21.8	(16.2)
Total	$(401.2)	$(85.0)			Total	$(8.4)	$(29.6)
Gains (losses) recognized in income on derivatives are recorded in Nonoperating (income) expense, net unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.

(2)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is primarily recorded in Selling, general & administrative expenses.

34 McDonald's Corporation 2013 Annual Report

▪	Fair Value Hedges
The Company enters into fair value hedges to reduce the
exposure to changes in the fair values of certain liabilities. The Company's fair value hedges convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At December 31, 2013, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2013.

▪	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards, foreign currency options and cross currency swaps.
The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt. The agreements are intended to reduce the impact of interest rate changes on future interest expense.
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
The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of December 31, 2013, the Company had derivatives outstanding with an equivalent notional amount of $730.3 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
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
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 47 months and have an equivalent notional amount of $346.9 million.
The Company manages its exposure to energy-related transactions in certain markets by entering into purchase and sale agreements. Previously, some of these agreements were considered commodity forwards and the Company elected cash flow hedge accounting, the impact of which was immaterial. In 2013, the Company determined these transactions were now eligible for the normal purchase/normal sale scope exception, which meant no further derivative or hedge accounting was required.
The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net decrease of $37.5 million for the year ended December 31, 2013 and a net increase of $30.6 million for the year ended December 31, 2012. Based on interest rates and foreign exchange rates at December 31, 2013, the $2.3 million in cumulative cash flow hedging losses, after tax, at December 31, 2013, is not expected to have a significant effect on earnings over the next 12 months.

▪	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2013, $4.7 billion of the Company’s third party foreign currency denominated debt, $4.2 billion of intercompany foreign currency denominated debt, and $827.4 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

▪	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2013 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2013, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.
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

McDonald's Corporation 2013 Annual Report 35

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2013–7.6; 2012–10.1; 2011–12.8. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2013–4.7; 2012–4.7; 2011–0.0.
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

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2013	2012
Land	$5,849.3	$5,612.6
Buildings and improvements on owned land	14,715.6	14,089.0
Buildings and improvements on leased land	13,825.2	12,970.8
Equipment, signs and seating	5,376.8	5,241.0
Other	588.7	577.7
	40,355.6	38,491.1
Accumulated depreciation and amortization	(14,608.3)	(13,813.9)
Net property and equipment	$25,747.3	$24,677.2
Depreciation and amortization expense for property and equipment was (in millions): 2013–$1,498.8; 2012–$1,402.2; 2011–$1,329.6.

Other Operating (Income) Expense, Net

In millions	2013	2012	2011
Gains on sales of restaurant businesses	$(199.4)	$(151.5)	$(81.8)
Equity in earnings of unconsolidated affiliates	(78.2)	(143.5)	(178.0)
Asset dispositions and other expense	30.4	51.5	23.0
Total	$(247.2)	$(243.5)	$(236.8)

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.

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

36 McDonald's Corporation 2013 Annual Report

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
Revenues from franchised restaurants consisted of:

In millions	2013	2012	2011
Rents	$6,054.4	$5,863.5	$5,718.5
Royalties	3,100.4	3,032.6	2,929.8
Initial fees	76.7	68.4	64.9
Revenues from franchised restaurants	$9,231.5	$8,964.5	$8,713.2
Future minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2014	$1,321.4	$1,381.8	$2,703.2
2015	1,279.4	1,332.3	2,611.7
2016	1,228.5	1,278.2	2,506.7
2017	1,166.9	1,209.7	2,376.6
2018	1,121.9	1,138.6	2,260.5
Thereafter	9,636.4	8,405.8	18,042.2
Total minimum payments	$15,754.5	$14,746.4	$30,500.9
At December 31, 2013, net property and equipment under franchise arrangements totaled $15.5 billion (including land of $4.4 billion) after deducting accumulated depreciation and amortization of $8.1 billion.

Leasing Arrangements

At December 31, 2013, the Company was the lessee at 14,815 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by geographic segment with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under non-cancelable leases covering certain offices and vehicles.

The following table provides detail of rent expense:

In millions	2013	2012	2011
Company-operated restaurants:
U.S.	$61.6	$59.1	$55.9
Outside the U.S.	713.4	661.0	620.4
Total	775.0	720.1	676.3
Franchised restaurants:
U.S.	441.6	433.0	420.0
Outside the U.S.	572.0	519.7	514.7
Total	1,013.6	952.7	934.7
Other	104.0	104.2	101.7
Total rent expense	$1,892.6	$1,777.0	$1,712.7
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2013–$175.6; 2012–$169.6; 2011–$165.2. Franchised restaurants: 2013–$187.4; 2012–$178.7; 2011–$173.4.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2014	$1,361.5	$78.9	$1,440.4
2015	1,266.3	67.5	1,333.8
2016	1,160.4	57.9	1,218.3
2017	1,051.4	47.4	1,098.8
2018	947.7	42.0	989.7
Thereafter	7,444.9	187.0	7,631.9
Total minimum payments	$13,232.2	$480.7	$13,712.9

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2013	2012	2011
U.S.	$2,912.7	$2,879.7	$3,202.8
Outside the U.S.	5,291.8	5,199.3	4,809.4
Income before provision for income taxes	$8,204.5	$8,079.0	$8,012.2
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2013	2012	2011
U.S. federal	$1,238.2	$1,129.9	$1,173.4
U.S. state	175.0	189.8	165.2
Outside the U.S.	1,180.2	1,160.0	982.1
Current tax provision	2,593.4	2,479.7	2,320.7
U.S. federal	46.2	144.9	189.0
U.S. state	(6.7)	5.5	8.6
Outside the U.S.	(14.3)	(15.9)	(9.2)
Deferred tax provision	25.2	134.5	188.4
Provision for income taxes	$2,618.6	$2,614.2	$2,509.1

McDonald's Corporation 2013 Annual Report 37

Net deferred tax liabilities consisted of:

In millions	December 31, 2013	2012
Property and equipment	$1,812.4	$1,713.9
Other	639.8	636.4
Total deferred tax liabilities	2,452.2	2,350.3
Property and equipment	(407.9)	(403.6)
Employee benefit plans	(388.9)	(362.9)
Intangible assets	(210.1)	(258.0)
Deferred foreign tax credits	(192.3)	(179.5)
Operating loss carryforwards	(154.0)	(92.4)
Other	(347.6)	(319.4)
Total deferred tax assets before valuation allowance	(1,700.8)	(1,615.8)
Valuation allowance	172.8	127.0
Net deferred tax liabilities	$924.2	$861.5
Balance sheet presentation:
Deferred income taxes	$1,647.7	$1,531.1
Other assets-miscellaneous	(621.4)	(603.6)
Current assets-prepaid expenses and other current assets	(102.1)	(66.0)
Net deferred tax liabilities	$924.2	$861.5
The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.3	1.6	1.4
Benefits and taxes related to foreign operations	(4.0)	(4.1)	(4.7)
Other, net	(0.4)	(0.1)	(0.4)
Effective income tax rates	31.9%	32.4%	31.3%
As of December 31, 2013 and 2012, the Company’s gross unrecognized tax benefits totaled $512.7 million and $482.4 million, respectively. After considering the deferred tax accounting impact, it is expected that about $380 million of the total as of December 31, 2013 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2013	2012
Balance at January 1	$482.4	$565.0
Decreases for positions taken in prior years	(38.3)	(65.7)
Increases for positions taken in prior years	29.4	36.9
Increases for positions related to the current year	53.8	47.3
Settlements with taxing authorities	(2.4)	(95.8)
Lapsing of statutes of limitations	(12.2)	(5.3)
Balance at December 31(1)	$512.7	$482.4

(1)
Of this amount, $495.1 million and $481.7 million are included in long-term liabilities for 2013 and 2012, respectively, and $16.8 million is included in current liabilities - income taxes for 2013 on the Consolidated balance sheet. The remainder is included in deferred income taxes on the Consolidated balance sheet.

In December 2012, the Company reached a final settlement with the Internal Revenue Service ("IRS") Appeals Division regarding its U.S. federal income tax returns for 2007 and 2008. The Company agreed to a settlement of about $80 million, primarily related to proposed foreign tax credit adjustments of about $400 million. The liabilities previously recorded and determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification ("ASC") related to this matter were adequate. Additionally, no cash payment was made related to this settlement as the Company had previously made a tax deposit with the IRS. The agreement did not have a material impact on the Company's cash flows, results of operations or financial position.
The Company's 2009 and 2010 U.S. federal income tax returns are currently under examination and the completion of the field examination is expected in 2014. In connection with this examination, the Company agreed to certain adjustments that have been proposed by the IRS and appropriately accounted for these adjustments in accordance with ASC 740. The Company is also under audit in multiple state and foreign tax jurisdictions. It is reasonably possible that the audits in certain of these jurisdictions could be completed within 12 months. Due to the expected settlement of the 2009 and 2010 IRS agreed adjustments, the possible completion of the aforementioned state and foreign tax audits and the expiration of the statute of limitations in multiple tax jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $120 million to $140 million, of which $5 million to $10 million could favorably affect the effective tax rate.
Also in connection with the Company’s 2009 and 2010 U.S. federal income tax returns, the Company received notices of proposed adjustments ("NOPAs") in 2014 and expects to receive additional NOPAs within the next 12 months from the IRS related to certain transfer pricing matters. It is reasonably possible that the receipt of these future NOPAs will provide new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. In addition, the Company is currently under audit in other tax jurisdictions. Completion of the tax audits for certain jurisdictions is not expected within 12 months. However, it is reasonably possible that, as a result of audit progression within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007.
The Company had $55.4 million and $37.7 million accrued for interest and penalties at December 31, 2013 and 2012, respectively. The Company recognized interest and penalties related to tax matters of $14.4 million in 2013, $11.2 million in 2012, and $4.8 million in 2011, which are included in the provision for income taxes.
Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $16.1 billion at December 31, 2013 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

38 McDonald's Corporation 2013 Annual Report

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

In millions	2013	2012	2011
U.S.	$8,851.3	$8,813.7	$8,528.2
Europe	11,299.8	10,827.4	10,886.4
APMEA	6,477.2	6,391.1	6,019.5
Other Countries & Corporate	1,477.4	1,534.8	1,571.9
Total revenues	$28,105.7	$27,567.0	$27,006.0
U.S.	$3,779.3	$3,750.4	$3,666.2
Europe	3,370.6	3,195.8	3,226.7
APMEA	1,479.7	1,566.1	1,525.8
Other Countries & Corporate	134.7	92.3	111.0
Total operating income	$8,764.3	$8,604.6	$8,529.7
U.S.	$11,711.8	$11,431.6	$10,865.5
Europe	15,096.3	14,223.3	12,015.1
APMEA	6,202.7	6,419.3	5,824.2
Other Countries & Corporate	3,615.5	3,312.3	4,285.1
Total assets	$36,626.3	$35,386.5	$32,989.9
U.S.	$875.5	$1,065.0	$786.5
Europe	1,157.3	1,114.7	1,130.1
APMEA	654.6	716.6	614.1
Other Countries & Corporate	137.3	152.9	199.1
Total capital expenditures	$2,824.7	$3,049.2	$2,729.8
U.S.	$503.6	$477.1	$446.0
Europe	627.1	573.5	570.3
APMEA	319.2	296.2	267.5
Other Countries & Corporate	135.2	141.7	131.2
Total depreciation and amortization	$1,585.1	$1,488.5	$1,415.0

Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2013–$30,679.8; 2012– $29,644.5; 2011–$27,587.6; U.S. based: 2013–$11,632.2; 2012–$11,308.7; 2011–$10,724.9.

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2013, the Company had a $1.5 billion line of credit agreement expiring in November 2016 with fees of 0.065% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 5.1% at December 31, 2013 (based on $609.7 million of foreign currency bank line borrowings) and 4.1% at December 31, 2012 (based on $581.3 million of foreign currency bank line borrowings and $200.0 million of commercial paper).
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
ESOP LOANS
Borrowings related to the leveraged Employee Stock Ownership Plan ("ESOP") at December 31, 2013, which include $23.2 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $19.9 million and $27.2 million at December 31, 2013 and 2012, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

McDonald's Corporation 2013 Annual Report 39

The following table summarizes the Company’s debt obligations (interest rates and debt amounts reflected in the table include the effects of interest rate swaps).

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2013	2012	2013	2012
Fixed		4.6%	4.8%	$6,460.6	$7,075.7
Floating		3.2	1.2	1,900.0	1,650.0
Total U.S. Dollars	2014-2043			8,360.6	8,725.7
Fixed		3.3	3.7	2,884.9	1,847.2
Floating		2.8	2.9	357.2	348.0
Total Euro	2014-2025			3,242.1	2,195.2
Fixed		2.9	2.9	118.7	144.2
Floating		0.4	0.4	759.8	923.3
Total Japanese Yen	2014-2030			878.5	1,067.5
Total British Pounds Sterling-Fixed	2020-2032	6.0	6.0	744.3	730.1
Fixed		—	3.0	—	32.1
Floating		5.4	5.6	525.1	470.8
Total Chinese Renminbi	2014			525.1	502.9
Fixed		1.9	1.9	281.0	273.3
Floating		3.6	4.4	85.4	95.5
Total other currencies(2)	2014-2021			366.4	368.8
Debt obligations before fair value adjustments(3)				14,117.0	13,590.2
Fair value adjustments(4)				12.8	42.3
Total debt obligations(5)				$14,129.8	$13,632.5

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2013 debt balances, before fair value adjustments, were as follows (in millions): 2014–$0.0; 2015–$1,199.2; 2016–$2,094.6; 2017–$1,054.2; 2018–$1,003.9; Thereafter–$8,765.1. These amounts include a reclassification of short-term obligations totaling $1.2 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in November 2016.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

(5)	The increase in debt obligations from December 31, 2012 to December 31, 2013 was primarily due to net issuances of $0.5 billion.

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
The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan.

Total liabilities were $531.1 million at December 31, 2013, and $493.5 million at December 31, 2012, and were primarily included in other long-term liabilities on the Consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2013, derivatives with a fair value of $128.2 million indexed to the Company's stock and a total return swap with a notional amount of $181.4 million indexed to certain market indices were included at their fair value in Miscellaneous other assets and Prepaid expenses and other current assets, respectively, on the Consolidated balance sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2013–$21.9; 2012–$27.9; 2011–$41.3. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2013–$51.2; 2012–$62.5; 2011–$58.3.
The total combined liabilities for international retirement plans were $75.0 million and $77.7 million at December 31, 2013 and 2012, respectively. Other post-retirement benefits and post- employment benefits were immaterial.

40 McDonald's Corporation 2013 Annual Report

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 73.1 million at December 31, 2013, including 46.0 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $325.2 million, $469.8 million and $416.5 million, respectively. Cash received from stock options exercised during 2013 was $233.3 million and the tax benefit realized from stock options exercised totaled $98.9 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented in the following table:

	2013				2012		2011
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	27.4	$59.86			31.7	$47.77	37.4	$42.47
Granted	3.7	94.36			4.9	99.63	3.9	75.97
Exercised	(5.7)	40.12			(8.6)	38.51	(9.0)	37.46
Forfeited/expired	(0.3)	79.15			(0.6)	55.28	(0.6)	55.00
Outstanding at end of year	25.1	$69.15	5.9	$713.7	27.4	$59.86	31.7	$47.77
Exercisable at end of year	15.6	$56.43	4.5	$638.6	17.1		21.9
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
A summary of the Company’s RSU activity during the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	2013		2012		2011
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.8	$68.23	2.1	$56.78	2.3	$51.17
Granted	1.0	83.98	0.5	90.34	0.6	67.96
Vested	(0.7)	56.93	(0.8)	50.69	(0.7)	49.88
Forfeited	(0.1)	82.44	0.0	68.72	(0.1)	50.16
Nonvested at end of year	2.0	$78.89	1.8	$68.23	2.1	$56.78
The total fair value of RSUs vested during 2013, 2012 and 2011 was $60.2 million, $76.4 million and $55.5 million, respectively. The tax benefit realized from RSUs vested during 2013 was $18.3 million.

McDonald's Corporation 2013 Annual Report 41

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2013	2012	2013		2012		2013	2012	2013	2012
Revenues
Sales by Company-operated restaurants	$4,744.3	$4,658.4	$4,923.1		$4,838.4		$4,761.4	$4,673.5	$4,445.4	$4,432.2
Revenues from franchised restaurants	2,348.9	2,293.7	2,400.3		2,314.0		2,322.4	2,242.4	2,159.9	2,114.4
Total revenues	7,093.2	6,952.1	7,323.4		7,152.4		7,083.8	6,915.9	6,605.3	6,546.6
Company-operated margin	815.6	827.3	918.7		924.0		841.9	849.7	719.4	777.8
Franchised margin	1,927.2	1,901.0	1,991.9		1,930.6		1,923.3	1,866.2	1,764.7	1,739.7
Operating income	2,200.4	2,197.8	2,416.7		2,287.2		2,197.7	2,155.0	1,949.5	1,964.6
Net income	$1,397.0	$1,396.1	$1,522.2		$1,455.0		$1,396.5	$1,347.0	$1,270.2	$1,266.7
Earnings per common share—basic	$1.41	$1.39	$1.53		$1.45		$1.39	$1.33	$1.27	$1.24
Earnings per common share—diluted	$1.40	$1.38	$1.52		$1.43		$1.38	$1.32	$1.26	$1.23
Dividends declared per common share			$1.58	(1)	$1.47	(2)	$0.77	$0.70	$0.77	$0.70
Weighted-average common shares—basic	992.5	1,002.4	997.3		1,006.1		1,001.4	1,013.8	1,002.7	1,018.2
Weighted-average common shares—diluted	999.3	1,010.7	1,004.2		1,015.4		1,008.7	1,023.9	1,010.8	1,030.0
Market price per common share:
High	$99.27	$94.16	$101.81		$94.00		$103.70	$99.50	$99.78	$102.22
Low	93.14	83.31	94.01		86.15		95.16	85.92	89.25	95.13
Close	97.03	88.21	96.21		91.75		99.00	88.53	99.69	98.10

(1)	Includes a $0.77 per share dividend declared and paid in third quarter and a $0.81 per share dividend declared in third quarter and paid in fourth quarter.

(2)	Includes a $0.70 per share dividend declared and paid in third quarter and a $0.77 per share dividend declared in third quarter and paid in fourth quarter.

42 McDonald's Corporation 2013 Annual Report

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992 Framework).
Based on management’s assessment using those criteria, as of December 31, 2013, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2013, 2012 and 2011 and the Company’s internal control over financial reporting as of December 31, 2013. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 24, 2014

McDonald's Corporation 2013 Annual Report 43

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2014

44 McDonald's Corporation 2013 Annual Report

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited McDonald's Corporation's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, and our report dated February 24, 2014, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2014

McDonald's Corporation 2013 Annual Report 45

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding (i) directors and the Company’s Code of Conduct for the Board of Directors and (ii) its Standards of Business Conduct, which applies to all officers and employees, is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2013. We will post any amendments to or any waivers for directors and executive officers from provisions of the above-referenced documents on the Company’s website at www.governance.mcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 7 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2013. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	26,920,043	(1)	$70.14	46,006,762
Equity compensation plans not approved by security holders	197,372	(2)	35.15
Total	27,117,415		$69.88	46,006,762

(1)
Includes 21,144,095 stock options and 1,072,450 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 3,744,100 stock options and 959,398 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

(2)	Includes 197,372 stock options granted under the 1992 Stock Ownership Plan.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2013.

46 McDonald's Corporation 2013 Annual Report

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2013.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2013.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 26 through 41 of this Form 10-K.

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

(iv)
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

McDonald's Corporation 2013 Annual Report 47

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

	(p)	McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 9, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2013. **

	(q)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(r)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

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

	(v)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(w)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(x)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, filed herewith.**

(12)	Computation of Ratios.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

48 McDonald's Corporation 2013 Annual Report

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDonald's Corporation 2013 Annual Report 49

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Executive Vice President and
Chief Financial Officer

February 24, 2014
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 24th day of February, 2014:
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
Miles D. White
Director

50 McDonald's Corporation 2013 Annual Report