Form 10-Q
period 2014-03-31
MCDONALDS CORP
filed 2014-05-06
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

988,417,241
(Number of shares of common stock
outstanding as of March 31, 2014)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$2,743.8	$2,798.7
Accounts and notes receivable	1,229.7	1,319.8
Inventories, at cost, not in excess of market	106.2	123.7
Prepaid expenses and other current assets	756.6	807.9
Total current assets	4,836.3	5,050.1
Other assets
Investments in and advances to affiliates	1,223.8	1,209.1
Goodwill	2,891.5	2,872.7
Miscellaneous	1,767.5	1,747.1
Total other assets	5,882.8	5,828.9
Property and equipment
Property and equipment, at cost	40,503.3	40,355.6
Accumulated depreciation and amortization	(14,853.3)	(14,608.3)
Net property and equipment	25,650.0	25,747.3
Total assets	$36,369.1	$36,626.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$828.1	$1,086.0
Income taxes	427.8	215.5
Other taxes	393.4	383.1
Accrued interest	161.4	221.6
Accrued payroll and other liabilities	1,189.1	1,263.8
Current maturities of long-term debt	101.4	—
Total current liabilities	3,101.2	3,170.0
Long-term debt	13,825.4	14,129.8
Other long-term liabilities	1,706.6	1,669.1
Deferred income taxes	1,588.2	1,647.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,062.9	5,994.1
Retained earnings	42,154.7	41,751.2
Accumulated other comprehensive income	444.3	427.6
Common stock in treasury, at cost; 672.2 and 670.2 million shares	(32,530.8)	(32,179.8)
Total shareholders’ equity	16,147.7	16,009.7
Total liabilities and shareholders’ equity	$36,369.1	$36,626.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2014	2013
Revenues
Sales by Company-operated restaurants	$4,490.5	$4,445.4
Revenues from franchised restaurants	2,209.8	2,159.9
Total revenues	6,700.3	6,605.3
Operating costs and expenses
Company-operated restaurant expenses	3,767.1	3,726.0
Franchised restaurants—occupancy expenses	417.1	395.2
Selling, general & administrative expenses	620.4	596.5
Other operating (income) expense, net	(40.3)	(61.9)
Total operating costs and expenses	4,764.3	4,655.8
Operating income	1,936.0	1,949.5
Interest expense	135.5	128.1
Nonoperating (income) expense, net	17.2	4.6
Income before provision for income taxes	1,783.3	1,816.8
Provision for income taxes	578.5	546.6
Net income	$1,204.8	$1,270.2
Earnings per common share-basic	$1.22	$1.27
Earnings per common share-diluted	$1.21	$1.26
Dividends declared per common share	$0.81	$0.77
Weighted average shares outstanding-basic	989.6	1,002.7
Weighted average shares outstanding-diluted	995.9	1,010.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2014	2013
Net income	$1,204.8	$1,270.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(22.3)	(386.4)
Reclassification of (gain) loss to net income	13.1	—
Foreign currency translation adjustments-net of tax benefit (expense) of $17.4 and $(59.6)	(9.2)	(386.4)
Cash flow hedges:
Gain (loss) recognized in AOCI	30.2	(8.2)
Reclassification of (gain) loss to net income	(13.4)	(9.3)
Cash flow hedges-net of tax benefit (expense) of $(7.2) and $2.7	16.8	(17.5)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	6.5	1.2
Reclassification of (gain) loss to net income	2.6	0.1
Defined benefit pension plans-net of tax benefit (expense) of $(4.4) and $(0.3)	9.1	1.3
Total other comprehensive income (loss), net of tax	16.7	(402.6)
Comprehensive income	$1,221.5	$867.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2014	2013
Operating activities
Net income	$1,204.8	$1,270.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	410.4	391.1
Deferred income taxes	(24.0)	22.8
Share-based compensation	25.3	22.8
Other	54.7	67.0
Changes in working capital items	236.1	(87.0)
Cash provided by operations	1,907.3	1,686.9
Investing activities
Capital expenditures	(568.8)	(634.2)
Sales and purchases of restaurant businesses and property sales	78.7	45.5
Other	(118.1)	64.2
Cash used for investing activities	(608.2)	(524.5)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	(235.1)	(622.4)
Treasury stock purchases	(439.5)	(339.4)
Common stock dividends	(801.7)	(772.2)
Proceeds from stock option exercises	86.4	112.9
Excess tax benefit on share-based compensation	35.0	52.4
Other	(0.2)	(0.2)
Cash used for financing activities	(1,355.1)	(1,568.9)
Effect of exchange rates on cash and cash equivalents	1.1	(60.3)
Cash and equivalents decrease	(54.9)	(466.8)
Cash and equivalents at beginning of period	2,798.7	2,336.1
Cash and equivalents at end of period	$2,743.8	$1,869.3
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2013 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2014 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2014	2013
Conventional franchised	20,369	19,893
Developmental licensed	4,833	4,420
Foreign affiliated	3,572	3,657
Total Franchised	28,774	27,970
Company-operated	6,719	6,595
Systemwide restaurants	35,493	34,565
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.3 million shares and 8.1 million shares for the first quarter 2014 and 2013, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 9.2 million shares and 8.1 million shares for the first quarter 2014 and 2013, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2013 Annual Report on Form 10-K.

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
March 31, 2014
Derivative assets	$130.5	$46.8	$177.3
Derivative liabilities		$(130.4)	$(130.4)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2014, the fair value of the Company’s debt obligations was estimated at $15.1 billion, compared to a carrying amount of $13.9 billion. The fair value was based upon quoted market prices, Level 2, within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Total derivatives designated as hedging instruments	$37.4	$55.6	$(123.5)	$(155.5)
Total derivatives not designated as hedging instruments	139.9	144.2	(6.9)	(23.8)
Total derivatives	$177.3	$199.8	$(130.4)	$(179.3)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the quarters ended March 31, 2014 and 2013, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2014	2013	2014	2013	2014	2013
Cash Flow Hedges	$43.2	$(6.7)	$19.2	$13.5	$(0.6)	$(3.3)
Net Investment Hedges	$(46.8)	$423.8	$—	$—
Undesignated derivatives					$1.3	$19.8

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At March 31, 2014, $2.6 billion of the Company's outstanding fixed-rate debt was effectively converted. For the quarter ended March 31, 2014, the Company recognized a $2.6 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of March 31, 2014, the Company had derivatives outstanding with an equivalent notional amount of $589.3 million that hedged a portion of forecasted foreign currency denominated royalties.

The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 44 months and have an equivalent notional amount of $341.8 million.

Based on market conditions at March 31, 2014, the $14.5 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2014, $4.3 billion of intercompany foreign currency denominated debt, $4.5 billion of the Company's third party foreign currency denominated debt and $1.0 billion of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2014 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

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

	Quarters Ended
	March 31,
In millions	2014	2013
Revenues
U.S.	$2,054.1	$2,088.5
Europe	2,712.2	2,586.4
APMEA	1,618.8	1,593.7
Other Countries & Corporate	315.2	336.7
Total revenues	$6,700.3	$6,605.3
Operating Income
U.S.	$820.8	$844.7
Europe	752.5	708.1
APMEA	345.1	381.9
Other Countries & Corporate	17.6	14.8
Total operating income	$1,936.0	$1,949.5

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 35,493 restaurants in 120 countries at March 31, 2014, 28,774 were licensed to franchisees (including 20,369 franchised to conventional franchisees, 4,833 licensed to developmental licensees and 3,572 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,719 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
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
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from restaurants licensed to affiliates and developmental licensees include a royalty based on a percent of sales, and generally include initial fees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20‑year terms.
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the quarter ended March 31, 2014, the U.S., Europe and APMEA segments accounted for 31%, 40% and 24% of total revenues, respectively.
Strategic Direction and Financial Performance
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's success. By leveraging our System, we are able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, our business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve.
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
For the first quarter, global comparable sales increased 0.5%, reflecting higher average check and negative comparable guest counts of 3.1%. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Generally, pricing has a greater impact on average check than product mix. The goal is to achieve a balanced contribution from both guest counts and average check.
Looking ahead, the Company expects many of the challenges faced in 2013 to persist in 2014, namely heightened competitive activity, continued consumer price sensitivity and ongoing cost pressures amid flat to modest growth projections for the IEO segment. We remain focused on matters within our control, with the customer as our first priority. Our opportunities include better restaurant execution and optimizing current initiatives for greater customer relevance and broader consumer reach. We are prioritizing our near-term efforts on improving performance in key opportunity markets that are significant contributors to consolidated results, including the U.S., Germany,

Australia and Japan. In addition, the Company is evaluating opportunities to optimize its capital and restaurant ownership structures, as well as G&A expenditures, while maintaining its existing long-term financial strength and philosophy.
The following is a summary of our first quarter sales performance and our initiatives within the three global growth priorities by major segment.

In the U.S., first quarter 2014 comparable sales decreased 1.7%, reflecting negative comparable guest counts amid challenging industry dynamics and severe winter weather. Our priority remains building guest traffic through greater customer relevance and improved restaurant execution. In addition, we are evolving our menu strategies to enhance the breakfast experience and to better balance affordability, core products, new choices and limited-time offers. We will continue to invest in new and existing restaurants, although the pace of our reimaging program will slow slightly compared to last year as we prioritize other kitchen investments.
In Europe, first quarter 2014 comparable sales increased 1.4%, reflecting positive performance in the U.K, France and Russia, partly offset by ongoing weakness in Germany. Looking ahead, Europe remains focused on growing the business through value menu enhancements, premium menu additions and limited-time offers, and we will continue to expand the breakfast daypart by leveraging our strong foundation in coffee. In addition, we remain committed to modernizing the customer experience through our ongoing restaurant reimaging and technology initiatives, and broadening accessibility by extending operating hours, optimizing drive-thrus and opening new restaurants.
In APMEA, first quarter 2014 comparable sales increased 0.8%, benefiting from positive results in China and many other markets, somewhat offset by weakness in Japan, and to a lesser extent, Australia. To strengthen performance, APMEA is pursuing customer-focused initiatives to deliver menu variety, increased convenience and branded affordability across the segment. In addition, we are focused on restaurant expansion and modernizing the customer experience through ongoing restaurant reimaging.
First Quarter Operating Results:

•	Global comparable sales increased 0.5%.

•	Consolidated revenues increased 1% (3% in constant currencies).

•	Consolidated operating income decreased 1% (increased 1% in constant currencies).

•	Diluted earnings per share of $1.21, decreased 4% (2% in constant currencies). Foreign currency translation negatively impacted diluted earnings per share by $0.03.

•	The Company paid total dividends of $0.81 per share or $801.7 million and repurchased 4.5 million shares for $432.4 million.
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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2014, the total basket of goods cost is expected to increase 1%-2% in the U.S. and Europe.

•
The Company expects full-year 2014 selling, general and administrative expenses to increase approximately 8% in constant currencies, with fluctuations expected between the quarters. The increase is primarily due to the impact of below target 2013 incentive-based compensation, expenses associated with our 2014 Worldwide Owner/Operator Convention and sponsorship of the Winter Olympics, and costs related to other initiatives.

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

•
The Company expects capital expenditures for 2014 to be between $2.9-$3.0 billion. Over half of this amount will be used to open new restaurants. The Company expects to open about 1,500-1,600 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of between 1,000-1,100 restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. Over 1,000 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

•	The Company expects to return approximately $5 billion to shareholders through dividends and share repurchases in 2014.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2014
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,490.5	1%
Revenues from franchised restaurants	2,209.8	2
Total revenues	6,700.3	1
Operating costs and expenses
Company-operated restaurant expenses	3,767.1	1
Franchised restaurants—occupancy expenses	417.1	6
Selling, general & administrative expenses	620.4	4
Other operating (income) expense, net	(40.3)	35
Total operating costs and expenses	4,764.3	2
Operating income	1,936.0	(1)
Interest expense	135.5	6
Nonoperating (income) expense, net	17.2	n/m
Income before provision for income taxes	1,783.3	(2)
Provision for income taxes	578.5	6
Net income	$1,204.8	(5)%
Earnings per common share-basic	$1.22	(4)%
Earnings per common share-diluted	$1.21	(4)%
n/m Not meaningful
Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results, because they believe this better represents the Company's underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2014	2013	2014
Revenues	$6,700.3	$6,605.3	$(79.5)
Company-operated margins	723.4	719.4	(10.4)
Franchised margins	1,792.7	1,764.7	(18.5)
Selling, general & administrative expenses	620.4	596.5	2.8
Operating income	1,936.0	1,949.5	(28.8)
Net income	1,204.8	1,270.2	(29.3)
Earnings per share-diluted	$1.21	$1.26	$(0.03)
Foreign currency translation had a negative impact on consolidated operating results for the quarter primarily due to the weaker Australian Dollar and many other foreign currencies, including the Russian Ruble and Canadian Dollar, partly offset by the stronger Euro and British Pound.

Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 5% (3% in constant currencies) to $1,204.8 million, and diluted earnings per share decreased 4% (2% in constant currencies) to $1.21. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the quarter, net income and diluted earnings per share benefited from higher restaurant margin dollars, but were negatively impacted by an increase in the effective income tax rate due to a prior year tax benefit of nearly $50 million, and higher selling, general and administrative expenses primarily due to costs related to the 2014 Winter Olympics. Diluted earnings per share also benefited from a decrease in diluted weighted average shares outstanding.
During the quarter, the Company paid a quarterly dividend of $0.81 per share or $801.7 million and repurchased 4.5 million shares of its stock for $432.4 million.
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

REVENUES
Dollars in millions
Quarters Ended March 31,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,040.9	$1,071.7	(3)%	(3)%
Europe	1,925.8	1,862.4	3	4
APMEA	1,356.9	1,331.6	2	4
Other Countries & Corporate	166.9	179.7	(7)	2
Total	$4,490.5	$4,445.4	1%	2%
Franchised revenues
U.S.	$1,013.2	$1,016.8	0%	0%
Europe	786.4	724.0	9	4
APMEA	261.9	262.1	0	10
Other Countries & Corporate	148.3	157.0	(6)	8
Total	$2,209.8	$2,159.9	2%	3%
Total revenues
U.S.	$2,054.1	$2,088.5	(2)%	(2)%
Europe	2,712.2	2,586.4	5	4
APMEA	1,618.8	1,593.7	2	5
Other Countries & Corporate	315.2	336.7	(6)	4
Total	$6,700.3	$6,605.3	1%	3%
Consolidated revenues increased 1% (3% in constant currencies) for the quarter primarily due to expansion.

•	In the U.S., revenues decreased for the quarter due to negative comparable sales, reflecting negative comparable guest counts amid challenging industry dynamics and severe winter weather.

•
In Europe, the constant currency increase in revenues for the quarter benefited from expansion, primarily in Russia (which is almost entirely Company-operated), and positive comparable sales performance in the U.K., France and Russia, partly offset by negative results in Germany.

•
In APMEA, the constant currency increase in revenues for the quarter was driven by China and other Asian markets due to positive comparable sales performance and expansion, partly offset by the impact of refranchising in Australia.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2014 and 2013:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,*	2014	2013
U.S.	(1.7)%	(1.2)%
Europe	1.4	(1.1)
APMEA	0.8	(3.3)
Other Countries & Corporate	6.1	5.6
Total	0.5%	(1.0)%

*	On a consolidated basis, comparable guest counts decreased 3.1% and 1.9% for the quarters 2014 and 2013, respectively.
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2014:

SYSTEMWIDE SALES
Quarter Ended March 31, 2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	(1)%	(1)%
Europe	7	4
APMEA	(2)	5
Other Countries & Corporate	(6)	10
Total	1%	3%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$7,338.1	$7,376.6	(1)%	(1)%
Europe	4,402.2	4,064.6	8	4
APMEA	3,108.8	3,236.6	(4)	6
Other Countries & Corporate	1,867.6	1,978.0	(6)	11
Total*	$16,716.7	$16,655.8	0%	3%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,548.5 million and $3,726.4 million for the quarters 2014 and 2013, respectively. Results were negatively impacted by the weaker Japanese Yen and Brazilian Real. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2014	2013	2014	2013
Franchised
U.S.	82.5%	82.9%	$836.1	$843.2	(1)%	(1)%
Europe	76.9	77.1	604.8	557.9	8	4
APMEA	86.3	87.7	226.1	229.9	(2)	8
Other Countries & Corporate	84.8	85.2	125.7	133.7	(6)	8
Total	81.1%	81.7%	$1,792.7	$1,764.7	2%	3%
Company-operated
U.S.	17.3%	17.4%	$180.1	$186.8	(4)%	(4)%
Europe	17.0	16.7	328.0	311.7	5	5
APMEA	14.0	14.6	190.5	194.1	(2)	2
Other Countries & Corporate	14.9	14.9	24.8	26.8	(7)	1
Total	16.1%	16.2%	$723.4	$719.4	1%	2%
Franchised margin dollars increased $28.0 million or 2% (3% in constant currencies) for the quarter primarily due to expansion.

•	In the U.S., the franchised margin percent decreased for the quarter due to negative comparable sales and higher depreciation related to reimaging.

•
In Europe, the franchised margin percent decreased for the quarter as positive comparable sales performance was more than offset by higher rent expense and the impact of refranchising in Germany and certain other markets.

•
In APMEA, the franchised margin percent decreased for the quarter partly due to the impact of refranchising and higher rent expense in Australia. The margin percent decrease reflected a higher proportion of conventionally-franchised restaurants relative to developmentally-licensed and affiliate restaurants. While this has a dilutive effect on the franchised margin percent, it results in higher franchised margin dollars.

Company-operated margin dollars increased $4.0 million or 1% (2% in constant currencies).

•
In the U.S., the Company-operated margin percent decreased slightly for the quarter as the positive impact of a higher average check, primarily due to pricing, was offset by negative comparable guest counts and higher commodity and crew labor costs.

•
In Europe, the Company-operated margin percent increased for the quarter as strong performance in France and the U.K. was partially offset by higher commodity costs in Russia, due to the weaker Russian Ruble.

•
In APMEA, the Company-operated margin percent for the quarter decreased as the impact of positive comparable sales was offset by higher labor, occupancy and other costs, as well as the negative impact of new restaurant openings. While the margin percent grew in several markets, including China and Australia, refranchising in Australia and the weaker Australian Dollar negatively impacted the segment's overall margin.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2014	2013
Food & paper	33.7%	33.8%
Payroll & employee benefits	26.2	26.3
Occupancy & other operating expenses	24.0	23.7
Total expenses	83.9%	83.8%
Company-operated margins	16.1%	16.2%

Selling, General & Administrative Expenses
Selling, general and administrative expenses increased $23.9 million or 4% (4% in constant currencies) for the quarter primarily due to costs related to the 2014 Winter Olympics and higher employee costs.
Selling, general and administrative expenses as a percent of revenues increased to 9.3% for the quarter 2014 compared with 9.0% for 2013, and as a percent of Systemwide sales increased to 2.9% for the quarter 2014 compared with 2.8% for 2013.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2014	2013
Gains on sales of restaurant businesses	$(29.0)	$(52.7)
Equity in earnings of unconsolidated affiliates	(16.5)	(18.7)
Asset dispositions and other (income) expense, net	5.2	9.5
Total	$(40.3)	$(61.9)
The Company's sale of restaurants to franchisees are aimed at achieving an optimal ownership mix in each market. Gains on sales of restaurant businesses decreased for the quarter, primarily in Australia, the U.S. and China.
The Company's asset dispositions and other expense decreased primarily due to the gain on sale of a European market to a developmental licensee.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$820.8	$844.7	(3)%	(3)%
Europe	752.5	708.1	6	4
APMEA	345.1	381.9	(10)	(2)
Other Countries & Corporate	17.6	14.8	19	n/m
Total	$1,936.0	$1,949.5	(1)%	1%
n/m Not meaningful
Operating income decreased $13.5 million or 1% (increased 1% in constant currencies) for the quarter.

•	In the U.S., operating results for the quarter reflected lower other operating income and lower restaurant margin dollars.

•
In Europe, constant currency operating results for the quarter were driven by higher restaurant margin dollars and higher other operating income, partly offset by higher selling, general and administrative expenses primarily due to the 2014 Winter Olympics.

•	In APMEA, constant currency operating results for the quarter decreased primarily due to lower gains on sales of restaurant businesses, mostly offset by higher franchised margin dollars.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 28.9% and 29.5% for the quarters 2014 and 2013, respectively.
Interest Expense
Interest expense increased 6% for the quarter primarily due to higher average debt balances and interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2014	2013
Interest Income	$(3.4)	$(4.0)
Foreign currency and hedging activity	12.0	0.5
Other (income) expense, net	8.6	8.1
Total	$17.2	$4.6
Income Taxes
The effective income tax rate was 32.4% and 30.1% for the quarters 2014 and 2013, respectively. The effective income tax rate for the first quarter 2013 included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.9 billion and exceeded capital expenditures by $1.3 billion for the first quarter 2014. Cash provided by operations increased $220.4 million compared with the first quarter 2013, primarily due to changes in working capital, including lower incentive-based compensation payments.
Cash used for investing activities totaled $608.2 million for the first quarter 2014, an increase of $83.7 million compared with the first quarter 2013, primarily due to a net increase in other investing activities related to short-term time deposits, partly offset by lower capital expenditures.
Cash used for financing activities totaled $1.4 billion for the first quarter 2014, a decrease of $213.8 million compared with the first quarter 2013, due to an increase in net short-term borrowings, partly offset by higher treasury stock purchases.
Debt obligations at March 31, 2014 totaled $13.9 billion compared with $14.1 billion at December 31, 2013. The decrease was primarily due to net debt repayments.

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
Our business results are subject to a variety of risks. The most important of these is whether we can remain relevant and a brand that customers trust. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Challenging economic conditions continue to pressure our operating and financial performance. In particular, in some of our major markets, IEO segments may remain stagnant or experience modest growth, reflecting broad-based consumer caution, price sensitivity, and intensifying competitive activity by both traditional and non-traditional competitors. Further, certain menu, pricing and promotional decisions may continue to yield results below desired levels and could continue to negatively impact sales, guest counts and market share. We have the added challenge of differing cultural, regulatory and economic environments that exist within and among the more than 100 countries where McDonald’s restaurants operate. Our initiatives may not have universal appeal among different segments of our customer base and could drive unanticipated changes in guest counts and customer perceptions. Our operations, plans and results are also affected by many factors, including regulatory, tax and other initiatives around the world as described in this section.
The risks that can have an impact on the Company’s financial performance, both in the near- and long-term, are reflected in the following considerations and factors that we believe are most likely to affect our performance. In reviewing these risks, it is important to understand the Company’s business model. The Company’s restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. As it relates to our Company-operated restaurants, our business model is built around growing comparable sales to realize margin leverage, and given the conditions described in this section as well as persistent cost pressures, we expect margins for Company-owned restaurants will remain challenged in 2014. Our franchisees manage their businesses independently, and therefore are responsible for the operation of their restaurants. The margins the Company realizes from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales and many of the factors described in this section will likely have a negative impact on franchised margins in 2014. Although the Company’s reported results do not include franchisee profits, their financial viability is important to our success as it enables franchisees to effectively deliver the McDonald’s experience.
Our ability to remain a relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win and our global growth priorities.
The Plan to Win aligns the McDonald's System (which represents the Company, its franchisees and suppliers) around the three global growth priorities that represent our greatest opportunities to drive results - optimizing our menu, modernizing the customer experience and broadening accessibility to our brand in order to remain relevant to our customers. It also keeps us focused on a common approach to execution through our continued emphasis on people, products, place, price and promotion. The quality of our execution depends mainly on the following:

•
Our System’s ability to anticipate and respond effectively to trends or other factors that affect the IEO segment and our competitive position in the diverse markets we serve, such as spending patterns, demographic changes, trends in food preparation, consumer preferences and publicity about us, all of which can drive perceptions of our business or affect the willingness of other companies to enter into site, supply or other arrangements with us;

•
Our System’s continued innovation in all aspects of the McDonald's experience, including successful menu enhancements, to differentiate the McDonald's experience in a way that balances value with margin levels;

•
The impact of changes to our value menu, which has been and will continue to be an important component of our System’s overall menu strategy; our ability to develop robust menu enhancements, and whether these will result in sales gains; our System’s ability to manage the complexity of our restaurant operations resulting from providing customers additional choices; our System’s ability to adapt our plans to deliver a locally-relevant experience in a highly competitive, value-driven operating environment; and our System’s ability to leverage promotional or operating successes across markets;

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

•
The success of our System’s tiered approach to menu offerings; the impact of pricing, product, marketing and promotional plans on sales and margins; and our System’s ability to adjust these plans to respond quickly to changing economic and competitive conditions;

•
Our System’s ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and motivate McDonald’s restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve perceptions of our System’s ability to meet expectations for quality food served in clean and friendly environments;

•
Our System’s plans for restaurant reimaging and rebuilding, and whether we are able to identify and develop restaurant sites consistent with our System’s plans for net growth of System-wide restaurants and achieve our sales and profitability targets;

•
Our System’s ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our food (including its nutritional content and preparation), promotions and premiums, such as Happy Meal toys (collectively, our "products"), how we source the commodities we use, and our ability to manage the potential impact on McDonald's of food-borne illnesses or product safety issues;

•
The success of our sustainability initiatives to support our brand ambition of good food, good people and good neighbor, which will require System-wide coordination and alignment, including with our franchisees, and whether we will be effective in addressing these and other matters of social responsibility in a way that inspires trust and confidence;

•
The costs and risks associated with our System’s increasing reliance on technological and digital systems (e.g., point-of-sale and other in-store systems or platforms) that support our System-wide restaurants; the risk that we will not fully realize the benefits of the significant investments we are making to enhance the customer experience; the potential for technology system performance failures, security breaches involving our systems or those of third-party providers; legal risks associated with data collection, protection and management, in particular as it relates to information we collect when we provide technology-related services to franchisees; and litigation risk involving intellectual property rights;

•
The impact of economic action, such as boycotts or protests, employee strikes, and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us or the suppliers, franchisees and others that are also part of the McDonald's System and whose performance has a material impact on our results;

•
The impact of campaigns by labor organizations and activists, including through the use of social media and other mobile communications and applications, to promote adverse perceptions of the quick-service category of the IEO segment or our brand, management, suppliers or franchisees, or to promote or threaten specific economic action involving the industry, McDonald’s or our suppliers and franchisees;

•	Our System’s ability to recruit and retain qualified personnel to manage our operations and growth; and

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
Our results of operations are substantially affected by economic conditions, both globally and in local markets, and conditions can also vary substantially by market. The current global environment has been characterized by weak economies, high unemployment rates and inflationary pressures. Many major economies, both advanced and developing, are still facing ongoing economic issues. In the U.S., these include concerns about the long-term direction of federal fiscal policies. In many European markets, consumer and business confidence and spending remain muted. Important markets in Asia have also been experiencing slower growth rates. Uncertainty about the long-term environment could derail any potential improvements in economic activity for 2014.
These conditions have pressured our performance, adversely affecting sales, guest counts and/or our market share in many markets, including some major markets. We are also facing increasing competition from an expanded set of competitors that include many non-traditional market participants such as conventional retailers and coffee shops. To address this environment, we are intensifying our focus on increasing our relevance to drive guest counts through menu, pricing and promotional actions. Certain of these actions can adversely affect our margin percent and therefore we expect that margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

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

•	The impact on restaurant sales and margins of ongoing commodity price volatility, and the effectiveness of pricing, hedging and other actions taken to address this environment;

•	The impact on the margins of our Company-owned restaurants that we cannot offset through price increases, and the trend toward higher wages and social expenses in both mature and developing markets;

•	The impact of foreign exchange and interest rates on our financial condition and results;

•
The challenges and uncertainties associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, including the recent events in the Ukraine and Russia, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

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
Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation, which has increased our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory and litigation risks we face and must manage are the following:

•
The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings;

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

•
The impact of litigation trends, particularly in our major markets, including class actions, employment and personal injury claims, litigation with or involving our relationship with franchisees, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices;

•
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources, as well as the increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare and land use) and the increased pressure to make commitments or set targets and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken System-wide;

•
The increasing focus on workplace practices and conditions and costs and other effects of compliance with U.S. and overseas regulations affecting the Company’s workforce (both Company staff and employees working in our Company-owned restaurants), including those relating to wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination, and our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof);

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

•	The continuing unpredictable global economic and market conditions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2013 regarding this matter.

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2013 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - 31, 2014	1,204,687	$94.91	1,204,687	$7,327,240,874
February 1 - 28, 2014	1,713,315	95.00	1,713,315	7,164,477,321
March 1 - 31, 2014	1,624,976	95.60	1,624,976	7,009,127,511
Total	4,542,978	$95.19	4,542,978

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

	(p)	McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 9, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2013.**

	(q)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(r)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

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

	(v)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(w)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(x)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(y)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, filed herewith.**

	(z)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
May 6, 2014	Peter J. Bensen
Corporate Senior Executive Vice President and Chief Financial Officer