Form 10-Q
period 2014-06-30
MCDONALDS CORP
filed 2014-08-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

981,929,291
(Number of shares of common stock
outstanding as of June 30, 2014)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$3,670.6	$2,798.7
Accounts and notes receivable	1,294.5	1,319.8
Inventories, at cost, not in excess of market	110.7	123.7
Prepaid expenses and other current assets	837.9	807.9
Total current assets	5,913.7	5,050.1
Other assets
Investments in and advances to affiliates	1,231.6	1,209.1
Goodwill	2,902.3	2,872.7
Miscellaneous	1,855.7	1,747.1
Total other assets	5,989.6	5,828.9
Property and equipment
Property and equipment, at cost	41,007.1	40,355.6
Accumulated depreciation and amortization	(15,129.8)	(14,608.3)
Net property and equipment	25,877.3	25,747.3
Total assets	$37,780.6	$36,626.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$965.1	$1,086.0
Income taxes	111.0	215.5
Other taxes	395.3	383.1
Accrued interest	172.7	221.6
Accrued payroll and other liabilities	1,208.4	1,263.8
Current maturities of long-term debt	539.2	—
Total current liabilities	3,391.7	3,170.0
Long-term debt	14,891.4	14,129.8
Other long-term liabilities	1,768.3	1,669.1
Deferred income taxes	1,574.3	1,647.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,137.4	5,994.1
Retained earnings	42,741.5	41,751.2
Accumulated other comprehensive income	551.9	427.6
Common stock in treasury, at cost; 678.7 and 670.2 million shares	(33,292.5)	(32,179.8)
Total shareholders’ equity	16,154.9	16,009.7
Total liabilities and shareholders’ equity	$37,780.6	$36,626.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2014	2013	2014	2013
Revenues
Sales by Company-operated restaurants	$4,785.9	$4,761.4	$9,276.4	$9,206.8
Revenues from franchised restaurants	2,395.8	2,322.4	4,605.6	4,482.3
Total revenues	7,181.7	7,083.8	13,882.0	13,689.1
Operating costs and expenses
Company-operated restaurant expenses	3,969.8	3,919.5	7,736.9	7,645.5
Franchised restaurants—occupancy expenses	427.6	399.1	844.7	794.3
Selling, general & administrative expenses	629.2	607.0	1,249.6	1,203.5
Other operating (income) expense, net	(33.9)	(39.5)	(74.2)	(101.4)
Total operating costs and expenses	4,992.7	4,886.1	9,757.0	9,541.9
Operating income	2,189.0	2,197.7	4,125.0	4,147.2
Interest expense	137.9	129.8	273.4	257.9
Nonoperating (income) expense, net	(20.4)	8.0	(3.2)	12.6
Income before provision for income taxes	2,071.5	2,059.9	3,854.8	3,876.7
Provision for income taxes	684.4	663.4	1,262.9	1,210.0
Net income	$1,387.1	$1,396.5	$2,591.9	$2,666.7
Earnings per common share-basic	$1.40	$1.39	$2.62	$2.66
Earnings per common share-diluted	$1.40	$1.38	$2.61	$2.64
Dividends declared per common share	$0.81	$0.77	$1.62	$1.54
Weighted average shares outstanding-basic	987.4	1,001.4	988.5	1,002.1
Weighted average shares outstanding-diluted	993.2	1,008.7	994.6	1,009.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Net income	$1,387.1	$1,396.5	$2,591.9	$2,666.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	113.5	(363.1)	91.2	(749.5)
Reclassification of (gain) loss to net income	2.1	—	15.2	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(0.2), $7.7, $17.2 and $(51.9)	115.6	(363.1)	106.4	(749.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	(16.7)	(22.1)	13.5	(30.3)
Reclassification of (gain) loss to net income	7.3	21.6	(6.1)	12.3
Cash flow hedges-net of tax benefit (expense) of $4.4, $0.1, $(2.8) and $2.8	(9.4)	(0.5)	7.4	(18.0)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	(1.1)	6.5	0.1
Reclassification of (gain) loss to net income	1.4	0.1	4.0	0.2
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.3, $(4.4) and $0.0	1.4	(1.0)	10.5	0.3
Total other comprehensive income (loss), net of tax	107.6	(364.6)	124.3	(767.2)
Comprehensive income	$1,494.7	$1,031.9	$2,716.2	$1,899.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Operating activities
Net income	$1,387.1	$1,396.5	$2,591.9	$2,666.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	413.2	390.9	823.6	782.0
Deferred income taxes	(14.8)	(28.1)	(38.8)	(5.3)
Share-based compensation	26.5	23.4	51.8	46.2
Other	9.0	19.5	63.7	86.5
Changes in working capital items	(334.0)	(292.4)	(97.9)	(379.4)
Cash provided by operations	1,487.0	1,509.8	3,394.3	3,196.7
Investing activities
Capital expenditures	(589.6)	(599.4)	(1,158.4)	(1,233.6)
Sales and purchases of restaurant businesses and property sales	79.2	4.1	157.9	49.6
Other	(104.7)	39.2	(222.8)	103.4
Cash used for investing activities	(615.1)	(556.1)	(1,223.3)	(1,080.6)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	1,466.8	599.1	1,231.7	(23.3)
Treasury stock purchases	(703.5)	(432.6)	(1,143.0)	(772.0)
Common stock dividends	(800.6)	(771.1)	(1,602.3)	(1,543.3)
Proceeds from stock option exercises	75.3	65.5	161.7	178.4
Excess tax benefit on share-based compensation	21.5	20.8	56.5	73.2
Other	(8.5)	(6.7)	(8.7)	(6.9)
Cash provided by (used for) financing activities	51.0	(525.0)	(1,304.1)	(2,093.9)
Effect of exchange rates on cash and cash equivalents	3.9	(19.6)	5.0	(79.9)
Cash and equivalents increase (decrease)	926.8	409.1	871.9	(57.7)
Cash and equivalents at beginning of period	2,743.8	1,869.3	2,798.7	2,336.1
Cash and equivalents at end of period	$3,670.6	$2,278.4	$3,670.6	$2,278.4
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2013 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2014 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2014	2013
Conventional franchised	20,481	19,965
Developmental licensed	4,943	4,479
Foreign affiliated	3,570	3,663
Total Franchised	28,994	28,107
Company-operated	6,689	6,627
Systemwide restaurants	35,683	34,734
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.8 million shares and 7.3 million shares for the quarters 2014 and 2013, respectively, and 6.1 million shares and 7.8 million shares for the six months 2014 and 2013, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 4.8 million shares and 4.9 million shares for the quarters 2014 and 2013, respectively, and 5.9 million shares and 4.8 million shares for the six months 2014 and 2013, respectively.

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

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
June 30, 2014
Derivative assets	$135.3	$38.5	$173.8
Derivative liabilities		$(133.2)	$(133.2)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2014, the fair value of the Company’s debt obligations was estimated at $16.8 billion, compared to a carrying amount of $15.4 billion. The fair value was based upon quoted market prices, Level 2, within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Total derivatives designated as hedging instruments	$32.4	$55.6	$(122.2)	$(155.5)
Total derivatives not designated as hedging instruments	141.4	144.2	(11.0)	(23.8)
Total derivatives	$173.8	$199.8	$(133.2)	$(179.3)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the six months ended June 30, 2014 and 2013, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2014	2013	2014	2013	2014	2013
Cash Flow Hedges	$19.1	$(38.0)	$8.9	$(17.2)	$2.0	$(4.7)
Net Investment Hedges	$(15.0)	$252.1	$(15.2)	$—
Undesignated derivatives					$3.8	$(12.1)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At June 30, 2014, $2.6 billion of the Company's outstanding fixed-rate debt was effectively converted. For the six months ended June 30, 2014, the Company recognized a $2.8 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of June 30, 2014, the Company had derivatives outstanding with an equivalent notional amount of $555.1 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 41 months and have an equivalent notional amount of $359.6 million.
Based on market conditions at June 30, 2014, the $5.1 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2014, $4.3 billion of intercompany foreign currency denominated debt, $5.4 billion of the Company's third party foreign currency denominated debt and $1.0 billion of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2014 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2014	2013	2014	2013
Revenues
U.S.	$2,249.0	$2,282.4	$4,303.1	$4,370.9
Europe	2,913.3	2,837.1	5,625.5	5,423.5
APMEA	1,664.3	1,589.5	3,283.1	3,183.2
Other Countries & Corporate	355.1	374.8	670.3	711.5
Total revenues	$7,181.7	$7,083.8	$13,882.0	$13,689.1
Operating Income
U.S.	$980.5	$967.9	$1,801.3	$1,812.6
Europe	853.6	850.8	1,606.1	1,558.9
APMEA	348.3	354.7	693.4	736.6
Other Countries & Corporate	6.6	24.3	24.2	39.1
Total operating income	$2,189.0	$2,197.7	$4,125.0	$4,147.2

Recently Issued Accounting Standard
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification (ASC) 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Subsequent Events
In mid-July, food quality and safety issues were discovered at a supplier to certain food companies in China, including McDonald's. As a consequence, McDonald's businesses in China, Japan and certain other markets are experiencing a significant negative impact to results. The affected markets represent approximately 10% of consolidated revenues. While this matter will negatively impact results in the near term, we cannot reasonably estimate the impact on full year 2014 earnings at this time.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 35,683 restaurants in 119 countries at June 30, 2014, 28,994 were licensed to franchisees (including 20,481 franchised to conventional franchisees, 4,943 licensed to developmental licensees and 3,570 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,689 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the six months ended June 30, 2014, the U.S., Europe and APMEA segments accounted for 31%, 41% and 24% of total revenues, respectively.
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
McDonald's customer-focused Plan to Win ("Plan") provides a common framework that aligns our global business and allows for local adaptation through an emphasis on the Plan's five pillars - People, Products, Place, Price and Promotion. We have recently evolved our Plan framework, refocusing our planning and actions on what matters most to our customers. The following four strategic global growth priorities support our Plan: optimizing our menu by serving our customers' favorite food and drinks; modernizing the customer experience to be even more memorable; broadening accessibility by providing unparalleled convenience to our customers; and becoming an even more trusted brand. We believe that our strategic priorities align with our customers' evolving needs, and - combined with our competitive advantages of convenience, menu variety, geographic diversification and System alignment - will drive long-term sustainable growth and shareholder value.
To reignite momentum over the next 18 months, we are focused on strengthening the foundational elements of our business by concentrating on compelling value, marketing and operations excellence. We are prioritizing our near-term efforts on improving performance in key opportunity markets that are significant contributors to consolidated results, including the U.S., Germany, Australia and Japan. In addition, we are pursuing growth initiatives focused on customizing and personalizing the menu, accelerating our digital efforts, and growing our business sustainably to become a more relevant and trusted brand.
At the same time, we are continuing to optimize our capital and ownership structures and pursuing opportunities to reallocate G&A spending to higher return initiatives and growth areas, while maintaining our existing longer-term financial strength and philosophy.

Global comparable sales decreased 0.1% for the quarter and increased 0.2% for the six months, reflecting higher average check and negative guest traffic in all major segments. On a consolidated basis, comparable guest counts decreased 3.0% for the six months. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a balanced contribution from both guest counts and average check.
U.S. comparable sales decreased 1.5% for the quarter and 1.6% for the six months, reflecting negative comparable guest counts amid ongoing broad-based challenges. Looking ahead, McDonald's U.S. is intent on strengthening the overall customer experience to effectively position the segment for long-term growth. Key areas of focus include service excellence, enhanced marketing, and value, core menu and breakfast daypart initiatives. We will continue to invest in new and existing restaurants, although the pace of our reimaging program is slower compared to last year.
In Europe, comparable sales decreased 1% for the quarter and increased 0.2% for the six months, reflecting positive performance in the U.K. and France offset by ongoing weakness in Germany. Looking ahead, Europe remains focused on growing the business through a renewed focus on core menu and value options, premium menu additions and limited-time offers, and we will continue to expand the breakfast daypart and beverage initiatives. In addition, we remain committed to our ongoing restaurant reimaging and technology initiatives, extending operating hours, optimizing drive-thrus and opening new restaurants.
In APMEA, comparable sales increased 1.1% for the quarter and 1.0% for the six months, benefiting from strong comparable sales performance in China, as well as positive performance in many other markets. Results were also impacted by continued weakness in Japan. In mid-July, food quality and safety issues were discovered at a supplier to certain food companies in China, including McDonald's. As a consequence, McDonald's businesses in China, Japan and certain other markets are experiencing a significant negative impact to results. The affected markets represent approximately 10% of consolidated revenues. As a result, McDonald’s is undertaking recovery strategies to restore the trust and confidence of our customers. The segment will continue to pursue customer-focused initiatives to deliver menu variety, increased convenience and branded affordability. In addition, we are focused on restaurant expansion and ongoing restaurant reimaging.
In the Company's Form 8-K dated July 22, 2014, we indicated that full year 2014 global comparable sales were expected to be relatively similar to year-to-date June performance (i.e. relatively flat) given a stagnant IEO category, sustained competitive activity, consumer price sensitivity and cost pressures. As a result of the China supplier issue, the Company’s global comparable sales forecast for 2014 is now at risk. With our current sales outlook, expected currency volatility in Russia and Ukraine, and labor and other cost pressures, we expect continued pressure on company-operated margins for the remainder of the year.
Second Quarter and Six Months 2014 Operating Results Included:

•	Global comparable sales decreased 0.1% for the quarter and increased 0.2% for the six months.

•	Consolidated revenues increased 1% (1% in constant currencies) for the quarter and increased 1% (2% in constant currencies) for the six months, benefiting from expansion.

•	Consolidated operating income was flat (decreased 1% in constant currencies) for the quarter and decreased 1% (0% in constant currencies) for the six months.

•
Diluted earnings per share was $1.40 for the quarter and $2.61 for the six months, up 1% (1% in constant currencies) and down 1% (0% in constant currencies), respectively. Foreign currency translation had a positive impact of $0.01 on diluted earnings per share for the quarter and a negative impact of $0.02 for the six months.

•	For the six months, the Company paid total dividends of $1.6 billion and repurchased 12.6 million shares for $1.2 billion, in connection with our $18-$20 billion, 3-year cash return target.
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

•
The Company expects full-year 2014 selling, general and administrative expenses to increase approximately 4%-5% in constant currencies, with fluctuations expected between the quarters. The increase is primarily due to expenses associated with our 2014 Worldwide Owner/Operator Convention and sponsorship of the Winter Olympics, and costs related to long-term growth initiatives.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2014 to increase approximately 9% compared with 2013.

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

•
The Company has established a 3-year cash return target of $18-$20 billion for 2014 to 2016. This target is based on several ongoing factors, including the significant free cash flow generated from our operations, as well as the use of cash proceeds from debt additions and refranchising of at least 1,500 restaurants.

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

•
Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends. The number of weekdays and weekend days, referred to as the calendar shift/trading day adjustment, can impact comparable sales and guest counts. In addition, the timing of holidays can also impact comparable sales and guest counts.

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2014		June 30, 2014
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,785.9	1%	$9,276.4	1%
Revenues from franchised restaurants	2,395.8	3	4,605.6	3
Total revenues	7,181.7	1	13,882.0	1
Operating costs and expenses
Company-operated restaurant expenses	3,969.8	1	7,736.9	1
Franchised restaurants—occupancy expenses	427.6	7	844.7	6
Selling, general & administrative expenses	629.2	4	1,249.6	4
Other operating (income) expense, net	(33.9)	15	(74.2)	27
Total operating costs and expenses	4,992.7	2	9,757.0	2
Operating income	2,189.0	0	4,125.0	(1)
Interest expense	137.9	6	273.4	6
Nonoperating (income) expense, net	(20.4)	n/m	(3.2)	n/m
Income before provision for income taxes	2,071.5	1	3,854.8	(1)
Provision for income taxes	684.4	3	1,262.9	4
Net income	$1,387.1	(1)%	$2,591.9	(3)%
Earnings per common share-basic	$1.40	1%	$2.62	(2)%
Earnings per common share-diluted	$1.40	1%	$2.61	(1)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2014	2013	2014
Revenues	$7,181.7	$7,083.8	$3.9
Company-operated margins	816.1	841.9	1.6
Franchised margins	1,968.2	1,923.3	4.5
Selling, general & administrative expenses	629.2	607.0	(4.8)
Operating income	2,189.0	2,197.7	2.3
Net income	1,387.1	1,396.5	3.5
Earnings per share-diluted	$1.40	$1.38	$0.01

			Currency Translation (Cost)
Six Months Ended June 30,	2014	2013	2014
Revenues	$13,882.0	$13,689.1	$(75.6)
Company-operated margins	1,539.5	1,561.3	(8.8)
Franchised margins	3,760.9	3,688.0	(14.0)
Selling, general & administrative expenses	1,249.6	1,203.5	(2.0)
Operating income	4,125.0	4,147.2	(26.5)
Net income	2,591.9	2,666.7	(25.8)
Earnings per share-diluted	$2.61	$2.64	$(0.02)
The impact of foreign currency translation on consolidated operating results for the quarter and six months was primarily due to the weaker Australian Dollar, Russian Ruble and Canadian Dollar, offset by the stronger Euro and British Pound.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 1% (1% in constant currencies) to $1,387.1 million, and diluted earnings per share increased 1% (1% in constant currencies) to $1.40. Foreign currency translation had a positive impact of $0.01 on diluted earnings per share.
For the six months, net income decreased 3% (2% in constant currencies) to $2,591.9 million, and diluted earnings per share decreased 1% (0% in constant currencies) to $2.61. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
For the quarter and six months, net income benefited from higher franchised margin dollars, but was more than offset by a higher effective income tax rate, higher selling, general and administrative expenses and lower Company-operated margin dollars. Diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding in both periods.
During the quarter, the Company paid a quarterly dividend of $0.81 per share or $800.6 million, bringing the total dividends paid for the six months to $1.6 billion. In addition, the Company repurchased 8.0 million shares of its stock for $810.7 million, bringing total purchases for the six months to 12.6 million shares or $1.2 billion.

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

REVENUES
Dollars in millions
Quarters Ended June 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,133.4	$1,164.0	(3)%	(3)%
Europe	2,074.2	2,058.0	1	0
APMEA	1,387.1	1,333.6	4	5
Other Countries & Corporate	191.2	205.8	(7)	(1)
Total	$4,785.9	$4,761.4	1%	1%
Franchised revenues
U.S.	$1,115.6	$1,118.4	0%	0%
Europe	839.1	779.1	8	2
APMEA	277.2	255.9	8	13
Other Countries & Corporate	163.9	169.0	(3)	9
Total	$2,395.8	$2,322.4	3%	3%
Total revenues
U.S.	$2,249.0	$2,282.4	(1)%	(1)%
Europe	2,913.3	2,837.1	3	1
APMEA	1,664.3	1,589.5	5	6
Other Countries & Corporate	355.1	374.8	(5)	4
Total	$7,181.7	$7,083.8	1%	1%

Six Months Ended June 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,174.3	$2,235.7	(3)%	(3)%
Europe	4,000.0	3,920.4	2	2
APMEA	2,744.0	2,665.2	3	5
Other Countries & Corporate	358.1	385.5	(7)	0
Total	$9,276.4	$9,206.8	1%	2%
Franchised revenues
U.S.	$2,128.8	$2,135.2	0%	0%
Europe	1,625.5	1,503.1	8	3
APMEA	539.1	518.0	4	11
Other Countries & Corporate	312.2	326.0	(4)	8
Total	$4,605.6	$4,482.3	3%	3%
Total revenues
U.S.	$4,303.1	$4,370.9	(2)%	(2)%
Europe	5,625.5	5,423.5	4	2
APMEA	3,283.1	3,183.2	3	6
Other Countries & Corporate	670.3	711.5	(6)	4
Total	$13,882.0	$13,689.1	1%	2%

Consolidated revenues increased 1% (1% in constant currencies) for the quarter and increased 1% (2% in constant currencies) for the six months due to expansion.

•	In the U.S., revenues decreased for the quarter and six months due to negative comparable sales, reflecting negative comparable guest counts amid ongoing broad-based challenges.

•
In Europe, the constant currency increase in revenues for the quarter and six months benefited from expansion, primarily in Russia. Revenue growth also benefited from positive comparable sales performance in the U.K. and France, offset by negative results in Germany.

•
In APMEA, the constant currency increase in revenues for the quarter and six months was driven by China and other Asian markets due to positive comparable sales performance and expansion, partly offset by the impact of refranchising in Australia.

The following table presents the percent change in comparable sales for the quarters ended June 30, 2014 and 2013:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30,*
	2014	2013	2014	2013
U.S.	(1.5)%	1.0%	(1.6)%	(0.1)%
Europe	(1.0)	(0.1)	0.2	(0.6)
APMEA	1.1	(0.3)	1.0	(1.9)
Other Countries & Corporate	5.6	6.6	5.8	6.1
Total	(0.1)%	1.0%	0.2%	0.0%

*	On a consolidated basis, comparable guest counts decreased 3.0% and 1.2% for the six months 2014 and 2013, respectively.
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2014:

SYSTEMWIDE SALES
	Quarter Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	(1)%	(1)%	(1)%	(1)%
Europe	6	2	6	3
APMEA	3	6	0	6
Other Countries & Corporate	(6)	9	(6)	10
Total	1%	2%	1%	3%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2014	2013	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$8,058.3	$8,083.5	0%	0%
Europe	4,730.0	4,384.8	8	2
APMEA	3,171.3	3,100.0	2	6
Other Countries & Corporate	1,974.2	2,091.8	(6)	10
Total*	$17,933.8	$17,660.1	2%	3%

Six Months Ended June 30,	2014	2013	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$15,396.4	$15,460.1	0%	0%
Europe	9,132.2	8,449.4	8	3
APMEA	6,280.1	6,336.6	(1)	6
Other Countries & Corporate	3,841.8	4,069.8	(6)	11
Total*	$34,650.5	$34,315.9	1%	3%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,569.9 million and $3,646.5 million for the quarters 2014 and 2013, respectively, and $7,118.4 million and $7,372.9 million for the six months 2014 and 2013, respectively. Results were negatively impacted by many weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2014	2013	2014	2013
Franchised
U.S.	83.8%	84.1%	$934.4	$940.7	(1)%	(1)%
Europe	78.0	78.6	654.6	612.4	7	1
APMEA	86.1	87.6	238.6	224.3	6	11
Other Countries & Corporate	85.7	86.3	140.6	145.9	(4)	9
Total	82.2%	82.8%	$1,968.2	$1,923.3	2%	2%
Company-operated
U.S.	18.3%	18.7%	$207.9	$217.9	(5)%	(5)%
Europe	18.6	19.4	385.7	399.6	(3)	(5)
APMEA	13.7	14.3	190.7	190.8	0	1
Other Countries & Corporate	16.6	16.3	31.8	33.6	(5)	1
Total	17.1%	17.7%	$816.1	$841.9	(3)%	(3)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2014	2013	2014	2013
Franchised
U.S.	83.2%	83.5%	$1,770.5	$1,783.9	(1)%	(1)%
Europe	77.5	77.9	1,259.4	1,170.3	8	3
APMEA	86.2	87.7	464.7	454.2	2	10
Other Countries & Corporate	85.3	85.8	266.3	279.6	(5)	9
Total	81.7%	82.3%	$3,760.9	$3,688.0	2%	2%
Company-operated
U.S.	17.8%	18.1%	$388.0	$404.7	(4)%	(4)%
Europe	17.8	18.1	713.7	711.3	0	0
APMEA	13.9	14.4	381.2	384.9	(1)	2
Other Countries & Corporate	15.8	15.7	56.6	60.4	(6)	1
Total	16.6%	17.0%	$1,539.5	$1,561.3	(1)%	(1)%
Franchised margin dollars increased $44.9 million or 2% (2% in constant currencies) for the quarter and increased $72.9 million or 2% (2% in constant currencies) for the six months due to expansion in both periods.

•	In the U.S., the franchised margin percent decreased for the quarter and six months due to negative comparable sales and higher depreciation, primarily related to reimaging.

•
In Europe, the franchised margin percent decreased for the quarter and six months due to the impact of refranchising in Germany and certain other markets and higher rent expense in some markets. The decrease for the quarter was also impacted by negative comparable sales, primarily in Germany.

•
In APMEA, the franchised margin percent decreased for the quarter and six months partly due to the impact of refranchising and higher rent expense in Australia. The margin percent decrease also reflected a higher proportion of conventionally-franchised restaurants relative to developmentally-licensed and affiliate restaurants. While this has a dilutive effect on the franchised margin percent, it results in higher franchised margin dollars.

Company-operated margin dollars decreased $25.8 million or 3% (3% in constant currencies) for the quarter and decreased $21.8 million or 1% (1% in constant currencies) for the six months.

•
In the U.S., the Company-operated margin percent decreased for the quarter and six months as the positive impact of a higher average check was more than offset by negative comparable guest counts and higher commodity and labor costs.

•
In Europe, the Company-operated margin percent decreased for the quarter and six months reflecting higher imported commodity costs in Russia and Ukraine due to weaker currencies, and negative performance in Germany. Both periods benefited from positive comparable sales performance in France and the U.K.

•
In APMEA, the Company-operated margin percent for the quarter and six months decreased as the impact of positive comparable sales was offset by higher labor, occupancy and other costs, as well as the negative impact of new restaurant openings. While the margin percent grew in certain markets, including China, refranchising in Australia and the weaker Australian Dollar negatively impacted the segment's overall margin.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Food & paper	33.6%	33.7%	33.6%	33.8%
Payroll & employee benefits	25.8	25.7	26.0	26.0
Occupancy & other operating expenses	23.5	22.9	23.8	23.2
Total expenses	82.9%	82.3%	83.4%	83.0%
Company-operated margins	17.1%	17.7%	16.6%	17.0%
Selling, General & Administrative Expenses
Selling, general and administrative expenses increased $22.2 million or 4% (3% in constant currencies) for the quarter and increased $46.1 million or 4% (4% in constant currencies) for the six months primarily due to costs associated with the 2014 Worldwide Owner/Operator Convention and higher employee costs. The six months also included costs related to the 2014 Winter Olympics.
For the six months, selling, general and administrative expenses as a percent of revenues increased to 9.0% for 2014 compared with 8.8% for 2013, and as a percent of Systemwide sales was 2.8% for 2014 and 2013.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gains on sales of restaurant businesses	$(21.9)	$(31.4)	$(50.9)	$(84.1)
Equity in earnings of unconsolidated affiliates	(14.4)	(24.9)	(30.9)	(43.6)
Asset dispositions and other (income) expense, net	2.4	16.8	7.6	26.3
Total	$(33.9)	$(39.5)	$(74.2)	$(101.4)
The Company's sale of restaurants to franchisees are aimed at achieving an optimal ownership mix in each market. Gains on sales of restaurant businesses decreased for the quarter and six months, primarily in Australia.
Equity in earnings of unconsolidated affiliates decreased for the quarter and six months primarily due to weaker operating performance in Japan.
Asset dispositions and other expense decreased for the quarter and six months due to lower write-offs and higher other income items.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$980.5	$967.9	1%	1%
Europe	853.6	850.8	0	(4)
APMEA	348.3	354.7	(2)	1
Other Countries & Corporate	6.6	24.3	(72)	8
Total	$2,189.0	$2,197.7	0%	(1)%

Six Months Ended June 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,801.3	$1,812.6	(1)%	(1)%
Europe	1,606.1	1,558.9	3	0
APMEA	693.4	736.6	(6)	0
Other Countries & Corporate	24.2	39.1	(38)	61
Total	$4,125.0	$4,147.2	(1)%	0%
Operating income decreased $8.7 million or 0% (1% in constant currencies) for the quarter and decreased $22.2 million or 1% (0% in constant currencies) for the six months.

•
In the U.S., operating results for the quarter and six months reflected lower restaurant margin dollars, partly offset by lower selling, general and administrative expenses. In addition, the quarter benefited from higher other operating income.

•
In Europe, constant currency operating results for the quarter decreased primarily due to lower Company-operated margin dollars and lower other operating income. For the six months, operating results reflected higher selling, general and administrative expenses, primarily due to the 2014 Winter Olympics, mostly offset by higher franchised margin dollars.

•	In APMEA, constant currency operating results for the quarter and six months reflected higher franchised margin dollars, mostly offset by lower other operating income.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 29.7% and 30.3% for the six months 2014 and 2013, respectively.
Interest Expense
Interest expense increased 6% (4% in constant currencies) for the quarter and six months, primarily due to higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income	$(7.4)	$(3.1)	$(10.8)	$(7.1)
Foreign currency and hedging activity	(5.5)	5.6	6.5	6.1
Other (income) expense, net	(7.5)	5.5	1.1	13.6
Total	$(20.4)	$8.0	$(3.2)	$12.6
Income Taxes
The effective income tax rate was 33.0% and 32.2% for the quarters 2014 and 2013, respectively, and 32.8% and 31.2% for the six months 2014 and 2013, respectively.
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
Cash provided by operations totaled $3.4 billion and exceeded capital expenditures by $2.2 billion for the six months 2014. Cash provided by operations increased $197.6 million compared with the six months 2013, primarily due to changes in working capital, including lower incentive-based compensation payments.
Cash used for investing activities totaled $1.2 billion for the six months 2014, an increase of $142.7 million compared with the six months 2013, primarily due to an increase in other investing activities related to short-term time deposits, partly offset by lower capital expenditures and higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $1.3 billion for the six months 2014, a decrease of $789.8 million compared with the six months 2013, due to an increase in net borrowings, partly offset by higher treasury stock purchases.
Debt obligations at June 30, 2014 totaled $15.4 billion compared with $14.1 billion at December 31, 2013. The increase was primarily due to bond issuances of $1.5 billion, partly offset by bond repayments of $538.7 million.
Recently Issued Accounting Standard
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification (ASC) 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

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
Our business results are subject to a variety of risks. The most important of these is whether we can continue to evolve in today’s dynamic marketplace and enhance our relationship with our customers to become a more relevant and trusted brand. Meeting customer expectations is complicated by the risks inherent in our global operating environment. Ongoing broad-based challenges continue to pressure our operating and financial performance. In particular, in some of our major markets, IEO segments may remain stagnant or experience only modest growth, reflecting consumer caution and price sensitivity. There has also been sustained, intense competition from both traditional and non-traditional competitors in many markets. Further, certain menu, pricing and promotional decisions may continue to yield results below desired levels and could continue to negatively impact sales, guest counts and market share. We have the added challenge of differing cultural, regulatory and economic environments that exist within and among the more than 100 countries where McDonald’s restaurants operate. Our initiatives may not have universal appeal among different segments of our customer base and could drive unanticipated changes in customer perceptions and guest counts. Our operations, plans and results are also affected by many factors, including regulatory, tax and other initiatives around the world as described in this section.
The risks that can have an impact on the Company’s financial performance, both in the near- and long-term, are reflected in the following considerations and factors that we believe are most likely to affect our performance. In reviewing these risks, it is important to understand the Company’s business model. The Company’s restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. As it relates to our Company-operated restaurants, our business model is built around growing comparable sales to realize margin leverage. When comparable sales performance is muted, our ability to grow margins and income is significantly impacted, and given the conditions described in this section as well as persistent cost pressures, we expect margins for Company-owned restaurants will remain challenged in 2014. Our franchisees manage their businesses independently, and therefore are responsible for the operation of their restaurants. The margins the Company realizes from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales and many of the factors described in this section will likely have a negative impact on franchised margins in 2014. Although the Company’s reported results do not include franchisee profits, their financial viability is important to our success as it enables franchisees to effectively deliver the McDonald’s experience.
Our ability to become a more relevant and trusted brand and to increase sales and profits depends largely on how well we execute the Plan to Win and our global growth priorities.
The Plan to Win aligns the McDonald’s System (which represents the Company, its franchisees and suppliers) around the four strategic growth priorities that represent our greatest opportunities to drive results - serving our customers’ favorite food and drinks, creating memorable experiences, offering unparalleled convenience, and being a more trusted brand. The Plan to Win framework also keeps us focused on execution across all of our key initiatives through a common, integrated approach to people, products, place, price and promotion. The quality of our execution depends mainly on the following:

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

•
Our System’s continued innovation in all aspects of the McDonald's experience, including successful menu enhancements, to differentiate the McDonald’s experience in a way that balances value with margin levels;

•
Our System’s ability to develop robust menu enhancements, and whether these will result in sales gains; our System’s ability to manage the complexity of our restaurant operations resulting from providing customers additional choices; our System’s ability to continuously adapt in order to deliver a locally-relevant experience in a highly competitive, value-driven operating environment; and our System’s ability to leverage promotional or operating successes across markets;

•
The risks associated with our franchise business model, including whether our franchisees have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, especially during periods of softer sales performance and the potential impact on us if they experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subject to litigation;

•
Our ability to achieve the benefits of our stated refranchising goals, which will depend on various factors including the returns we realize from such transactions and whether the resulting ownership mix supports our financial objectives;

•
The success of our System’s tiered approach to menu offerings and the impact of changes we may make to our value menu, which has been and will continue to be an important component of our System’s overall menu strategy; the impact of pricing, product, marketing and promotional plans on sales and margins; and our System’s ability to adjust these plans to respond quickly to changing economic and competitive conditions;

•
Our System’s ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours, and motivate McDonald’s restaurant personnel and our franchisees to achieve consistency and high service levels so as to improve perceptions of our System’s ability to meet expectations for quality food served in clean and friendly environments;

•
Our System’s ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our food (including its nutritional content and preparation), promotions and premiums, such as Happy Meal toys (collectively, our "products"), how we source the commodities we use, and our ability to manage the potential impact on McDonald's of food-borne illnesses and food or product safety issues (such as the China supplier issue referenced on page 11);

•
Our System’s plans for restaurant reimaging and rebuilding, and whether we are able to identify and develop restaurant sites consistent with our System’s plans for net growth of System-wide restaurants and achieve our sales and profitability targets;

•
Whether we will be able to develop an effective and compelling global digital strategy in the future that will enhance customer engagement and whether competitor loyalty initiatives will impact our ability to attract customers, particularly as these initiatives become established and customer acquisition costs (i.e., switching costs) increase;

•
The success of our sustainability initiatives to support our brand ambition of good food, good people and good neighbor, which will require System-wide coordination and alignment, and whether we will be effective in achieving our stated sustainability goals and addressing these and other matters of social responsibility in a way that inspires trust and confidence;

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

•
The impact of economic action, such as boycotts or protests, work stoppages, and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us or the suppliers, franchisees and others that are also part of the McDonald's System and whose performance has a material impact on our results;

•
The impact of campaigns by labor organizations and activists, including through the use of social media and other mobile communications and applications, to promote adverse perceptions of the quick-service category of the IEO segment or our brand, management, suppliers or franchisees, or to promote or threaten specific economic action involving the industry, McDonald’s or our suppliers and franchisees; and

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
These conditions have pressured our performance, adversely affecting sales, guest counts and/or our market share in many markets, including some major markets. We are also facing sustained, intense competition from traditional competitors as well as an expanded set of competitors that include many non-traditional market participants, such as conventional retailers and coffee shops. To address this environment, we are intensifying our focus on increasing our relevance to drive guest counts through, among other things, menu, pricing and promotional actions. Certain of these actions can adversely affect our margin percent and therefore we expect that margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

•
Whether our strategies will be effective in enabling market share gains, while at the same time enabling us to achieve our targeted operating income growth despite the current adverse economic conditions, intense competition and increasingly complex and costly advertising environment;

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

•
The impact of litigation trends, particularly in our major markets, including class actions, administrative proceedings, employment and personal injury claims, litigation with or involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, landlord/tenant disputes and intellectual property claims (including often aggressive or opportunistic attempts to enforce patents used in information technology systems); the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and the scope and terms of insurance or indemnification protections that we may have;

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices;

•
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources, as well as the increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare and land use) and the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken System-wide;

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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2014	1,066,717	$98.53	1,066,717	$6,904,025,872
May 1 - 31, 2014	553,422	101.08	553,422	6,848,087,005
June 1 - 30, 2014	6,417,541	101.23	6,417,541	6,198,459,658
Total	8,037,680	$100.86	8,037,680

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 19, 2012, the Company’s Board of Directors approved a share repurchase program that authorized the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date (2012 Program). On May 21, 2014, the Company’s Board of Directors terminated the 2012 Program, effective June 30, 2014, and replaced it with a new share repurchase program, effective July 1, 2014 (2014 Program), that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date. As of June 30, 2014, no further share repurchases may be made under the 2012 Program; future share repurchases will be made pursuant to the 2014 Program.

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

	(s)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith**

(t)
Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(u)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(v)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(w)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(x)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(y)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
August 4, 2014	Peter J. Bensen
Corporate Senior Executive Vice President and Chief Financial Officer