Form 10-Q
period 2014-09-30
MCDONALDS CORP
filed 2014-11-03
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

973,203,623
(Number of shares of common stock
outstanding as of September 30, 2014)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and equivalents	$2,825.8	$2,798.7
Short-term investments	407.5	160.0
Accounts and notes receivable	1,226.7	1,319.8
Inventories, at cost, not in excess of market	105.0	123.7
Prepaid expenses and other current assets	645.4	647.9
Total current assets	5,210.4	5,050.1
Other assets
Investments in and advances to affiliates	1,106.4	1,209.1
Goodwill	2,811.2	2,872.7
Miscellaneous	1,907.5	1,747.1
Total other assets	5,825.1	5,828.9
Property and equipment
Property and equipment, at cost	39,804.6	40,355.6
Accumulated depreciation and amortization	(14,819.3)	(14,608.3)
Net property and equipment	24,985.3	25,747.3
Total assets	$36,020.8	$36,626.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$847.3	$1,086.0
Dividends payable	815.5	—
Income taxes	115.3	215.5
Other taxes	379.7	383.1
Accrued interest	195.7	221.6
Accrued payroll and other liabilities	1,212.8	1,263.8
Current maturities of long-term debt	613.3	—
Total current liabilities	4,179.6	3,170.0
Long-term debt	14,516.9	14,129.8
Other long-term liabilities	2,175.2	1,669.1
Deferred income taxes	1,523.2	1,647.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,187.7	5,994.1
Retained earnings	42,201.8	41,751.2
Accumulated other comprehensive income	(596.3)	427.6
Common stock in treasury, at cost; 687.4 and 670.2 million shares	(34,183.9)	(32,179.8)
Total shareholders’ equity	13,625.9	16,009.7
Total liabilities and shareholders’ equity	$36,020.8	$36,626.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2014	2013	2014	2013
Revenues
Sales by Company-operated restaurants	$4,596.2	$4,923.1	$13,872.6	$14,129.9
Revenues from franchised restaurants	2,390.9	2,400.3	6,996.5	6,882.6
Total revenues	6,987.1	7,323.4	20,869.1	21,012.5
Operating costs and expenses
Company-operated restaurant expenses	3,874.7	4,004.4	11,611.6	11,649.9
Franchised restaurants—occupancy expenses	431.2	408.4	1,275.9	1,202.7
Selling, general & administrative expenses	575.8	554.3	1,825.4	1,757.8
Other operating (income) expense, net	32.9	(60.4)	(41.3)	(161.8)
Total operating costs and expenses	4,914.6	4,906.7	14,671.6	14,448.6
Operating income	2,072.5	2,416.7	6,197.5	6,563.9
Interest expense	149.3	130.5	422.7	388.4
Nonoperating (income) expense, net	2.1	13.6	(1.1)	26.2
Income before provision for income taxes	1,921.1	2,272.6	5,775.9	6,149.3
Provision for income taxes	852.7	750.4	2,115.6	1,960.4
Net income	$1,068.4	$1,522.2	$3,660.3	$4,188.9
Earnings per common share-basic	$1.09	$1.53	$3.72	$4.19
Earnings per common share-diluted	$1.09	$1.52	$3.69	$4.16
Dividends declared per common share	$1.66	$1.58	$3.28	$3.12
Weighted average shares outstanding-basic	978.7	997.3	985.2	1,000.5
Weighted average shares outstanding-diluted	983.8	1,004.2	991.1	1,008.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Net income	$1,068.4	$1,522.2	$3,660.3	$4,188.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(1,168.9)	496.4	(1,077.7)	(253.1)
Reclassification of (gain) loss to net income	—	—	15.2	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(110.4), $57.6, $(93.2) and $5.7	(1,168.9)	496.4	(1,062.5)	(253.1)
Cash flow hedges:
Gain (loss) recognized in AOCI	19.5	(17.6)	33.0	(47.9)
Reclassification of (gain) loss to net income	(0.1)	8.4	(6.2)	20.7
Cash flow hedges-net of tax benefit (expense) of $(11.8), $3.5, $(14.6) and $6.3	19.4	(9.2)	26.8	(27.2)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	0.0	6.5	0.1
Reclassification of (gain) loss to net income	1.3	0.2	5.3	0.4
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $(4.4) and $0.0	1.3	0.2	11.8	0.5
Total other comprehensive income (loss), net of tax	(1,148.2)	487.4	(1,023.9)	(279.8)
Comprehensive income (loss)	$(79.8)	$2,009.6	$2,636.4	$3,909.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Operating activities
Net income	$1,068.4	$1,522.2	$3,660.3	$4,188.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	413.4	394.5	1,237.0	1,176.5
Deferred income taxes	(104.0)	18.7	(142.8)	13.4
Share-based compensation	23.3	22.7	75.1	68.9
Other	290.0	(8.0)	353.7	78.5
Changes in working capital items	141.8	100.4	43.9	(279.0)
Cash provided by operations	1,832.9	2,050.5	5,227.2	5,247.2
Investing activities
Capital expenditures	(658.9)	(687.1)	(1,817.3)	(1,920.7)
Sales and purchases of restaurant businesses and property sales	71.9	77.1	229.8	126.7
Other	(195.6)	24.4	(418.4)	127.8
Cash used for investing activities	(782.6)	(585.6)	(2,005.9)	(1,666.2)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	147.6	(67.8)	1,379.3	(91.1)
Treasury stock purchases	(944.4)	(501.1)	(2,087.4)	(1,273.1)
Common stock dividends	(793.0)	(767.5)	(2,395.3)	(2,310.8)
Proceeds from stock option exercises	39.6	25.2	201.3	203.6
Excess tax benefit on share-based compensation	11.0	8.9	67.5	82.1
Other	(3.2)	0.7	(11.9)	(6.2)
Cash used for financing activities	(1,542.4)	(1,301.6)	(2,846.5)	(3,395.5)
Effect of exchange rates on cash and cash equivalents	(352.7)	102.6	(347.7)	22.7
Cash and equivalents increase (decrease)	(844.8)	265.9	27.1	208.2
Cash and equivalents at beginning of period	3,670.6	2,278.4	2,798.7	2,336.1
Cash and equivalents at end of period	$2,825.8	$2,544.3	$2,825.8	$2,544.3
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2013 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2014 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2014	2013
Conventional franchised	20,573	20,117
Developmental licensed	5,059	4,566
Foreign affiliated	3,540	3,598
Total Franchised	29,172	28,281
Company-operated	6,692	6,642
Systemwide restaurants	35,864	34,923
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.1 million shares and 6.9 million shares for the quarters 2014 and 2013, respectively, and 5.9 million shares and 7.7 million shares for the nine months 2014 and 2013, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 9.2 million shares and 7.7 million shares for the quarters 2014 and 2013, respectively, and 5.3 million shares and 4.7 million shares for the nine months 2014 and 2013, respectively.
In September 2014, McDonald's Board of Directors declared a fourth quarter dividend of $0.85 per share of common stock, resulting in $815.5 million of dividends payable in December 2014.

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

•	Certain Financial Assets and Liabilities Measured at Fair Value
The following table presents financial assets and liabilities measured at fair value on a recurring basis:

In millions	Level 1	Level 2	Carrying Value
September 30, 2014
Derivative assets	$127.8	$93.3	$221.1
Derivative liabilities		$(54.2)	$(54.2)

•	Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2014, the fair value of the Company’s debt obligations was estimated at $16.5 billion, compared to a carrying amount of $15.1 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Total derivatives designated as hedging instruments	$83.1	$55.6	$(48.2)	$(155.5)
Total derivatives not designated as hedging instruments	138.0	144.2	(6.0)	(23.8)
Total derivatives	$221.1	$199.8	$(54.2)	$(179.3)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the nine months ended September 30, 2014 and 2013, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2014	2013	2014	2013	2014	2013
Cash Flow Hedges	$50.4	$(62.3)	$9.0	$(28.8)	$0.7	$(7.7)
Net Investment Hedges	$698.4	$(229.8)	$(15.2)	$—
Undesignated derivatives					$14.8	$(31.7)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At September 30, 2014, $2.6 billion of the Company's outstanding fixed-rate debt was effectively converted. For the nine months ended September 30, 2014, the Company recognized a $11.8 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 19 months for certain exposures and are denominated in various currencies. As of September 30, 2014, the Company had derivatives outstanding with an equivalent notional amount of $525.8 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 30 months and have an equivalent notional amount of $150.0 million.
Based on market conditions at September 30, 2014, the $24.5 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2014, $4.8 billion of the Company's third party foreign currency denominated debt, $4.0 billion of intercompany foreign currency denominated debt and $0.9 billion of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2014 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2014	2013	2014	2013
Revenues
U.S.	$2,202.1	$2,289.0	$6,505.2	$6,659.9
Europe	2,884.1	2,955.3	8,509.6	8,378.8
APMEA	1,530.5	1,683.1	4,813.6	4,866.3
Other Countries & Corporate	370.4	396.0	1,040.7	1,107.5
Total revenues	$6,987.1	$7,323.4	$20,869.1	$21,012.5
Operating Income
U.S.	$914.4	$1,021.7	$2,715.7	$2,834.3
Europe	926.2	944.4	2,532.3	2,503.3
APMEA	177.9	391.8	871.3	1,128.4
Other Countries & Corporate	54.0	58.8	78.2	97.9
Total operating income	$2,072.5	$2,416.7	$6,197.5	$6,563.9

Income Taxes
The effective income tax rate for the quarter and nine months ended September 30, 2014 was 44.4% and 36.6%, respectively. These effective income tax rates reflected an increase in tax reserves for 2003-2008 and the associated interest expense resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves and the associated interest expense related to audit progression in other foreign tax jurisdictions. In reconciling the effective income tax rate to the statutory US federal income tax rate for the nine months ended September 30, 2014, the net tax cost associated with these adjustments impacted the effective income tax rate by 4.5%.
As a result of these adjustments, the December 31, 2013 balance of unrecognized tax benefits has increased by $450 million for tax positions taken in prior years. After considering the deferred tax accounting impact, approximately $170 million of this increase would favorably affect the effective tax rate if resolved in the Company’s favor.
It is reasonably possible that the total amount of the unrecognized tax benefits could decrease within the next 12 months by $640 million due to the possible completion of the 2009 and 2010 IRS audit, various foreign and US state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions. Additionally, it is reasonably possible that, as a result of audit progression within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under Accounting Standards Codification (ASC) 740, "Income Taxes."

Recently Issued Accounting Standard
In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 35,864 restaurants in 119 countries at September 30, 2014, 29,172 were licensed to franchisees (including 20,573 franchised to conventional franchisees, 5,059 licensed to developmental licensees and 3,540 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,692 were operated by the Company. Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants. Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
We view ourselves primarily as a franchisor and believe franchising is important to both delivering great, locally-relevant customer experiences and driving profitability. However, directly operating restaurants is paramount to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised (conventional franchised, developmental licensed and foreign affiliated) restaurants to help optimize overall performance. The Company expects to refranchise at least 1,500 restaurants by the end of 2016, primarily in Asia/Pacific, Middle East and Africa ("APMEA") and Europe.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and APMEA. In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the nine months ended September 30, 2014, the U.S., Europe and APMEA segments accounted for 31%, 41% and 23% of total revenues, respectively.
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
McDonald's customer-focused Plan to Win ("Plan") provides a common framework that aligns our global business and allows for local adaptation through an emphasis on the Plan's five pillars - People, Products, Place, Price and Promotion. In 2014, we evolved our Plan framework, refocusing our planning and actions on what matters most to our customers. The following four strategic global growth priorities support our Plan: serving our customers' favorite food and drinks; offering a memorable customer experience; providing unparalleled convenience; and becoming an even more trusted brand. We believe that our strategic growth priorities align with our customers' evolving needs, and - combined with our competitive advantages of convenience, menu variety, geographic diversification and System alignment - will drive long-term sustainable growth and shareholder value.
We began 2014 mindful of the challenges we faced in driving sales and profitability. Internal factors and external headwinds - namely the impact of the previously-disclosed supplier issue in certain markets in APMEA, sustained competitive activity and rising costs in the U.S., and ongoing consumer-confidence issues and instability in Europe - have proven more formidable than expected and will continue into the fourth quarter. Within our evolved Plan to Win framework, the Company is focused on the following three specific areas designed to increase its relevance with customers and drive guest traffic:

•
McDonald's Experience of the Future - a comprehensive restaurant experience that enhances the menu and customer engagement elements that are hallmarks of the McDonald's brand, and leverages our investments in reimaging, service and technology to improve the look, feel and convenience of the McDonald's experience in ways that are in-tune with today's consumer,

•
Digital Strategy - a global strategy supporting the McDonald's Experience of the Future designed to simplify the customer journey across ordering, payment and mobile offers, beginning with the implementation of exciting and relevant new options, such as Apple Pay in the U.S., and

•
Resourcing for Growth - a diligent review of the organization's structure and use of resources in order to redirect G&A spending toward those initiatives, such as the McDonald's Experience of the Future and the Digital Strategy, that will support the Company's long-term growth.

We will continue to prioritize our near-term efforts on improving performance in key opportunity markets that are significant contributors to consolidated results, including the U.S., Germany, Australia and Japan. At the same time, we are continuing to optimize our capital and restaurant ownership structures, while maintaining our existing long-term financial strength and philosophy.
Global comparable sales decreased 3.3% for the quarter and decreased 1.0% for the nine months, reflecting negative guest traffic in all major segments and the impact of the supplier issue. On a consolidated basis, comparable guest counts decreased 3.7% for the nine months. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a balanced contribution from both guest counts and average check.
U.S. comparable sales decreased 3.3% for the quarter and decreased 2.2% for the nine months, reflecting negative comparable guest counts amid ongoing broad-based challenges, including sustained competitive activity. Looking ahead, the U.S. is moving quickly to implement new initiatives designed to deliver:

•	A flatter, more nimble organization that ensures key business decisions are made closer to the customer, by people with local market expertise,

•
A revamped marketing approach that links national messaging around our food quality, brand transparency and people initiatives - complemented by local ad campaigns that are responsive to individual market preferences, and

•	A simplified menu that showcases the Company's core products and features locally-relevant menu options - available in new, customizable ways.
In addition, the U.S. has continued to invest in new and existing restaurants, although the pace of our reimaging program has been slower compared to last year.
In Europe, comparable sales decreased 1.4% for the quarter and decreased 0.4% for the nine months, reflecting positive performance in the U.K. offset by ongoing weakness in Germany. In addition, sales performance for the quarter was negatively impacted by consumer confidence and other issues, such as temporary restaurant closures, related to the operating environment in Russia and Ukraine. Looking ahead, McDonald's Europe will work to build guest traffic by pursuing targeted opportunities that leverage everyday value, classic core favorites, blended-ice beverages and key daypart initiatives. In addition, we remain committed to our ongoing restaurant reimaging, technology initiatives, and targeted new restaurant openings.
In APMEA, comparable sales decreased 9.9% for the quarter and decreased 2.7% for the nine months, due primarily to the impact of the supplier issue in China, Japan and certain other markets, which collectively represent about 10% of global systemwide sales. APMEA is diligently working to restore consumer trust and confidence in McDonald’s brand and strengthen its financial results to continue driving the long-term potential of this segment. With sales trends showing signs of improvement, we expect that it will take at least 6-9 more months for our business to return to a normalized level. We will continue to pursue customer-focused initiatives to deliver menu variety, increased convenience and branded affordability. In addition, we remain committed to ongoing restaurant reimaging and restaurant expansion, although the pace of new openings has slowed in China in response to local market dynamics.
Third Quarter and Nine Months 2014 Operating Results Included:

•	Global comparable sales decreased 3.3% for the quarter and decreased 1.0% for the nine months, reflecting negative guest traffic in all major segments and the impact of the supplier issue

•
Consolidated revenues decreased 5% (4% in constant currencies) for the quarter and decreased 1% (0% in constant currencies) for the nine months, reflecting negative comparable sales, partly due to the impact of the supplier issue

•
Consolidated operating income decreased 14% (14% in constant currencies) for the quarter and decreased 6% (5% in constant currencies) for the nine months, approximately half due to the impact of the supplier issue, and the remainder largely due to soft operating performance in the U.S. and certain markets in Europe

•	Effective tax rate of 44.4% for the quarter and 36.6% for the nine months, reflecting an increase in tax reserves related to certain foreign tax matters

•
Diluted earnings per share was $1.09 for the quarter and $3.69 for the nine months, down 28% (28% in constant currencies) and 11% (10% in constant currencies), respectively. Foreign currency translation had a negative impact of $0.01 and $0.04 on diluted earnings per share for the quarter and nine months, respectively. The following items, which total $0.42 per share, negatively impacted diluted earnings per share by 28% (28% in constant currencies) for the quarter and 10% (10% in constant currencies) for the nine months:

◦	$0.26 per share due to an increase in tax reserves related to certain foreign tax matters

◦	$0.15 per share due to the estimated impact of the supplier issue resulting from lost sales and profitability

◦	$0.01 per share due to the estimated impact of temporary store closures in Russia and Ukraine

◦
Excluding the impact of these items, earnings per share for the quarter would have been relatively flat compared to last year.  This supplemental information is provided to help investors understand the impact of recent events on the Company's results.

•	Returned $4.6 billion year-to-date September to shareholders through dividends and share repurchases, in connection with our $18-$20 billion, 3-year cash return target

•	The quarterly cash dividend increased 5% to $0.85 per share - the equivalent of $3.40 per share annually - effective for the fourth quarter 2014
Outlook
The Company currently expects pressures on operating performance to persist given difficulty predicting the pace of recovery from the supplier issue, sustained competitive activity and rising costs in the U.S., and ongoing consumer-confidence issues and instability in Europe. For the fourth quarter, we estimate the impact from the supplier issue on diluted earnings per share to be between $0.07-$0.10 per share.
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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2014, the total basket of goods cost is expected to increase 2.5%-3.0% in the U.S. and 0.0%-1.0% in Europe.

•
The Company expects full-year 2014 selling, general and administrative expenses to increase approximately 4%-5% in constant currencies. The increase is primarily due to expenses associated with our 2014 Worldwide Owner/Operator Convention and sponsorship of the Winter Olympics, and costs related to long-term growth initiatives.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2014 to increase approximately 9-10% compared with 2013.

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

•	The Company expects the effective income tax rate for the full-year 2014 to be 35% to 37%.

•
The Company expects capital expenditures for 2014 to be approximately $2.7 billion. Over half of this amount will be used to open new restaurants. The Company expects to open approximately 1,400 restaurants including about 500 restaurants in affiliated and developmental licensee markets, such as Japan and Latin America, where the Company does not fund any capital expenditures. The Company expects net additions of between 900-1,000 restaurants. The remaining capital will be used to reinvest in existing locations, in part through reimaging. About 1,000 restaurants worldwide are expected to be reimaged, including locations in affiliated and developmental licensee markets that require no capital investment from the Company.

•
The Company has returned $4.6 billion year-to-date September to shareholders through dividends and share repurchases, in connection with our 3-year cash return target of $18-$20 billion for 2014 to 2016. This target is based on several ongoing factors, including the significant free cash flow generated from our operations, as well as the use of cash proceeds from debt additions and refranchising of at least 1,500 restaurants.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2014		September 30, 2014
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,596.2	(7)%	$13,872.6	(2)%
Revenues from franchised restaurants	2,390.9	0	6,996.5	2
Total revenues	6,987.1	(5)	20,869.1	(1)
Operating costs and expenses
Company-operated restaurant expenses	3,874.7	(3)	11,611.6	0
Franchised restaurants—occupancy expenses	431.2	6	1,275.9	6
Selling, general & administrative expenses	575.8	4	1,825.4	4
Other operating (income) expense, net	32.9	n/m	(41.3)	75
Total operating costs and expenses	4,914.6	0	14,671.6	2
Operating income	2,072.5	(14)	6,197.5	(6)
Interest expense	149.3	14	422.7	9
Nonoperating (income) expense, net	2.1	(84)	(1.1)	n/m
Income before provision for income taxes	1,921.1	(15)	5,775.9	(6)
Provision for income taxes	852.7	14	2,115.6	8
Net income	$1,068.4	(30)%	$3,660.3	(13)%
Earnings per common share-basic	$1.09	(29)%	$3.72	(11)%
Earnings per common share-diluted	$1.09	(28)%	$3.69	(11)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation (Cost)
Quarters Ended September 30,	2014	2013	2014
Revenues	$6,987.1	$7,323.4	$(49.8)
Company-operated margins	721.5	918.7	(2.5)
Franchised margins	1,959.7	1,991.9	(12.5)
Selling, general & administrative expenses	575.8	554.3	0.0
Operating income	2,072.5	2,416.7	(12.3)
Net income	1,068.4	1,522.2	(10.1)
Earnings per share-diluted	$1.09	$1.52	$(0.01)

			Currency Translation (Cost)
Nine Months Ended September 30,	2014	2013	2014
Revenues	$20,869.1	$21,012.5	$(125.4)
Company-operated margins	2,261.0	2,480.0	(11.3)
Franchised margins	5,720.6	5,679.9	(26.5)
Selling, general & administrative expenses	1,825.4	1,757.8	(2.0)
Operating income	6,197.5	6,563.9	(38.8)
Net income	3,660.3	4,188.9	(35.9)
Earnings per share-diluted	$3.69	$4.16	$(0.04)
The impact of foreign currency translation on consolidated operating results for the nine months reflected the weaker Australian Dollar and Russian Ruble, and the stronger Euro and British Pound.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 30% (29% in constant currencies) to $1,068.4 million, and diluted earnings per share decreased 28% (28% in constant currencies) to $1.09. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the nine months, net income decreased 13% (12% in constant currencies) to $3,660.3 million, and diluted earnings per share decreased 11% (10% in constant currencies) to $3.69. Foreign currency translation had a negative impact of $0.04 on diluted earnings per share.
The following items, which total $0.42 per share, negatively impacted diluted earnings per share by 28% (28% in constant currencies) for the quarter and 10% (10% in constant currencies) for the nine months:

•
$0.26 per share due to an increase in tax reserves for 2003-2008 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as an increase in tax reserves related to audit progression in other foreign tax jurisdictions.

•
$0.15 per share due to the estimated impact of the previously-disclosed supplier issue in China. In mid-July, food quality issues were discovered at a supplier to McDonald's and other food companies in China. As a consequence, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with our recovery efforts.

•	$0.01 per share due to the estimated impact of temporary store closures in Russia and Ukraine.

•
Excluding the impact of these items, earnings per share for the quarter would have been relatively flat compared to last year.  This supplemental information is provided to help investors understand the impact of recent events on the Company's results.

During the quarter, the Company paid a quarterly dividend of $0.81 per share or $793.0 million, bringing the total dividends paid for the nine months to $2.4 billion. In addition, the Company repurchased 9.6 million shares of its stock for $918.7 million, bringing total purchases for the nine months to 22.2 million shares or $2.2 billion.
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

REVENUES
Dollars in millions
Quarters Ended September 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,097.3	$1,161.9	(6)%	(6)%
Europe	2,023.6	2,123.7	(5)	(3)
APMEA	1,278.0	1,420.9	(10)	(11)
Other Countries & Corporate	197.3	216.6	(9)	(5)
Total	$4,596.2	$4,923.1	(7)%	(6)%
Franchised revenues
U.S.	$1,104.8	$1,127.1	(2)%	(2)%
Europe	860.5	831.6	3	3
APMEA	252.5	262.2	(4)	(4)
Other Countries & Corporate	173.1	179.4	(3)	8
Total	$2,390.9	$2,400.3	0%	0%
Total revenues
U.S.	$2,202.1	$2,289.0	(4)%	(4)%
Europe	2,884.1	2,955.3	(2)	(1)
APMEA	1,530.5	1,683.1	(9)	(10)
Other Countries & Corporate	370.4	396.0	(6)	1
Total	$6,987.1	$7,323.4	(5)%	(4)%

Nine Months Ended September 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,271.6	$3,397.6	(4)%	(4)%
Europe	6,023.6	6,044.1	0	0
APMEA	4,022.0	4,086.1	(2)	(1)
Other Countries & Corporate	555.4	602.1	(8)	(2)
Total	$13,872.6	$14,129.9	(2)%	(1)%
Franchised revenues
U.S.	$3,233.6	$3,262.3	(1)%	(1)%
Europe	2,486.0	2,334.7	6	3
APMEA	791.6	780.2	1	6
Other Countries & Corporate	485.3	505.4	(4)	8
Total	$6,996.5	$6,882.6	2%	2%
Total revenues
U.S.	$6,505.2	$6,659.9	(2)%	(2)%
Europe	8,509.6	8,378.8	2	1
APMEA	4,813.6	4,866.3	(1)	0
Other Countries & Corporate	1,040.7	1,107.5	(6)	3
Total	$20,869.1	$21,012.5	(1)%	0%
Consolidated revenues decreased 5% (4% in constant currencies) for the quarter and decreased 1% (0% in constant currencies) for the nine months, reflecting negative comparable sales, which had a more significant impact for the quarter.

•
In the U.S., revenues decreased for the quarter and nine months due to negative comparable sales, reflecting negative comparable guest counts amid ongoing broad-based challenges, including sustained competitive activity.

•
In Europe, the constant currency results for the quarter and nine months reflected a benefit from expansion, primarily in Russia, and positive comparable sales in the U.K. Both periods were impacted by negative comparable sales and refranchising in Germany and negative comparable sales in Russia.

•
In APMEA, the constant currency decrease for the quarter and flat results for the nine months were driven by negative comparable sales in China, Japan and certain other markets, largely impacted by the supplier issue. Results for both periods benefited from expansion, partly offset by refranchising in Australia.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2014 and 2013:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,*
	2014	2013	2014	2013
U.S.	(3.3)%	0.7%	(2.2)%	0.2%
Europe	(1.4)	0.2	(0.4)	(0.3)
APMEA	(9.9)	(1.4)	(2.7)	(1.7)
Other Countries & Corporate	4.3	8.6	5.3	7.0
Total	(3.3)%	0.9%	(1.0)%	0.3%

*	On a consolidated basis, comparable guest counts decreased 3.7% and 1.4% for the nine months 2014 and 2013, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2014:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	(2)%	(2)%	(1)%	(1)%
Europe	1	1	4	2
APMEA	(7)	(6)	(2)	2
Other Countries & Corporate	(7)	8	(6)	9
Total	(3)%	(1)%	0%	1%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$7,975.1	$8,129.9	(2)%	(2)%
Europe	4,860.9	4,677.4	4	3
APMEA	3,065.4	3,238.0	(5)	(4)
Other Countries & Corporate	2,024.6	2,183.7	(7)	9
Total*	$17,926.0	$18,229.0	(2)%	0%

Nine Months Ended September 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$23,371.5	$23,590.0	(1)%	(1)%
Europe	13,993.1	13,126.8	7	3
APMEA	9,345.5	9,574.6	(2)	3
Other Countries & Corporate	5,866.4	6,253.5	(6)	10
Total*	$52,576.5	$52,544.9	0%	2%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,492.4 million and $3,862.8 million for the quarters 2014 and 2013, respectively, and $10,610.8 million and $11,235.7 million for the nine months 2014 and 2013, respectively. Results were negatively impacted by the supplier issue and the weaker Yen in Japan, and many weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2014	2013	2014	2013
Franchised
U.S.	83.4%	84.0%	$921.3	$946.3	(3)%	(3)%
Europe	78.6	79.3	676.6	659.1	3	2
APMEA	84.3	88.1	212.9	230.8	(8)	(8)
Other Countries & Corporate	86.0	86.8	148.9	155.7	(4)	8
Total	82.0%	83.0%	$1,959.7	$1,991.9	(2)%	(1)%
Company-operated
U.S.	16.7%	18.4%	$182.9	$214.3	(15)%	(15)%
Europe	19.5	21.1	394.6	448.4	(12)	(11)
APMEA	8.8	15.3	111.9	217.7	(49)	(50)
Other Countries & Corporate	16.3	17.7	32.1	38.3	(16)	(12)
Total	15.7%	18.7%	$721.5	$918.7	(21)%	(21)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2014	2013	2014	2013
Franchised
U.S.	83.2%	83.7%	$2,691.8	$2,730.2	(1)%	(1)%
Europe	77.9	78.4	1,936.0	1,829.4	6	2
APMEA	85.6	87.8	677.6	685.0	(1)	4
Other Countries & Corporate	85.6	86.1	415.2	435.3	(5)	8
Total	81.8%	82.5%	$5,720.6	$5,679.9	1%	1%
Company-operated
U.S.	17.5%	18.2%	$570.9	$619.0	(8)%	(8)%
Europe	18.4	19.2	1,108.3	1,159.7	(4)	(5)
APMEA	12.3	14.7	493.1	602.6	(18)	(17)
Other Countries & Corporate	16.0	16.4	88.7	98.7	(10)	(4)
Total	16.3%	17.6%	$2,261.0	$2,480.0	(9)%	(8)%
Franchised margin dollars decreased $32.2 million or 2% (1% in constant currencies) for the quarter and increased $40.7 million or 1% (1% in constant currencies) for the nine months. These results reflected a benefit from expansion and refranchising, offset by negative comparable sales performance, which had a more significant impact for the quarter.

•	In the U.S., the franchised margin percent decreased for the quarter and nine months primarily due to negative comparable sales and higher occupancy costs.

•	In Europe, the franchised margin percent decreased for the quarter and nine months primarily due to the impact of refranchising and negative comparable sales in Germany and certain other markets.

•
In APMEA, the franchised margin percent decreased for the quarter and nine months primarily due to the negative impact in China and Japan from the supplier issue, and higher occupancy costs. The margin percent decrease also reflected a higher proportion of conventionally-franchised restaurants relative to developmentally-licensed and affiliate restaurants. While this has a dilutive effect on the franchised margin percent, it results in higher franchised margin dollars.

Company-operated margin dollars decreased $197.2 million or 21% (21% in constant currencies) for the quarter and decreased $219.0 million or 9% (8% in constant currencies) for the nine months.

•
In the U.S., the Company-operated margin percent decreased for the quarter and nine months as the positive impact of a higher average check was more than offset by negative comparable guest counts, higher commodity costs and higher labor.

•
In Europe, the Company-operated margin percent decreased for the quarter and nine months, reflecting weaker results in Russia and Ukraine, as a challenging operating environment negatively impacted comparable sales performance and drove higher imported commodity costs due to weaker currencies.

•
In APMEA, the Company-operated margin percent for the quarter and nine months decreased primarily due to negative comparable sales in China and certain other markets, largely impacted by the supplier issue.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Food & paper	33.6%	33.7%	33.6%	33.7%
Payroll & employee benefits	26.3	24.7	26.1	25.6
Occupancy & other operating expenses	24.4	22.9	24.0	23.1
Total expenses	84.3%	81.3%	83.7%	82.4%
Company-operated margins	15.7%	18.7%	16.3%	17.6%
Selling, General & Administrative Expenses
Selling, general and administrative expenses increased $21.5 million or 4% (4% in constant currencies) for the quarter and increased $67.6 million or 4% (4% in constant currencies) for the nine months primarily due to higher employee and other costs, partly offset by a reduction in incentive-based compensation. The nine months also included costs related to the 2014 Winter Olympics and Worldwide Owner/Operator Convention.
For the nine months, selling, general and administrative expenses as a percent of revenues increased to 8.7% for 2014 compared with 8.4% for 2013, and as a percent of Systemwide sales was 2.7% for 2014 and 2.6% for 2013.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gains on sales of restaurant businesses	$(26.1)	$(45.4)	$(77.0)	$(129.5)
Equity in earnings of unconsolidated affiliates	25.2	(23.6)	(5.7)	(67.2)
Asset dispositions and other (income) expense, net	33.8	8.6	41.4	34.9
Total	$32.9	$(60.4)	$(41.3)	$(161.8)
Gains on sales of restaurant businesses decreased for the quarter and nine months, primarily in Australia, U.S. and China.
Equity in earnings of unconsolidated affiliates decreased for the quarter and nine months primarily due to weaker operating performance in Japan, largely attributable to the supplier issue.
Asset dispositions and other expense increased for the quarter and nine months, primarily due to charges related to the supplier issue and settlement expenses in the U.S., partly offset by a gain on a property sale in Europe.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2014	2013	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	$914.4	$1,021.7	(10)%	(10)%
Europe	926.2	944.4	(2)	(2)
APMEA	177.9	391.8	(55)	(56)
Other Countries & Corporate	54.0	58.8	(8)	25
Total	$2,072.5	$2,416.7	(14)%	(14)%

Nine Months Ended September 30,	2014	2013	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,715.7	$2,834.3	(4)%	(4)%
Europe	2,532.3	2,503.3	1	(1)
APMEA	871.3	1,128.4	(23)	(20)
Other Countries & Corporate	78.2	97.9	(20)	39
Total	$6,197.5	$6,563.9	(6)%	(5)%
Operating income decreased $344.2 million or 14% (14% in constant currencies) for the quarter and decreased $366.4 million or 6% (5% in constant currencies) for the nine months. Approximately half of the decrease for both periods was due to the supplier issue.

•	In the U.S., operating results for the quarter and nine months decreased due to lower restaurant margin dollars and lower other operating income.

•
In Europe, constant currency operating income for the quarter and nine months decreased, reflecting lower Company-operated margin dollars, primarily in Russia and Ukraine, higher franchised margin dollars and higher other operating income. The nine months was also impacted by selling, general and administrative expenses associated with the 2014 Winter Olympics.

•
In APMEA, constant currency operating income for the quarter and nine months decreased primarily due to the supplier issue impacting results in China, Japan and certain other markets by an estimated $180 million.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 29.7% and 31.2% for the nine months 2014 and 2013, respectively.
Interest Expense
Interest expense increased 14% (14% in constant currencies) for the quarter and increased 9% (7% in constant currencies) for the nine months, primarily due to higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income	$(5.5)	$(3.4)	$(16.3)	$(10.5)
Foreign currency and hedging activity	4.9	3.7	11.4	9.8
Other (income) expense, net	2.7	13.3	3.8	26.9
Total	$2.1	$13.6	$(1.1)	$26.2
Income Taxes
The effective income tax rate was 44.4% and 33.0% for the quarters 2014 and 2013, respectively, and 36.6% and 31.9% for the nine months 2014 and 2013, respectively.
The higher effective income tax rate for the quarter and nine months was primarily due to a change in tax reserves for 2003-2008 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves related to audit progression in other foreign tax jurisdictions. Excluding this impact, the effective income tax rate would have been 31.0% and 32.1% for the quarter and nine months, respectively.
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
Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $3.4 billion for the nine months 2014. Cash provided by operations decreased $20.0 million compared with the nine months 2013, primarily due to lower net income, including higher tax reserves related to certain foreign tax matters, partly offset by changes in working capital.
Cash used for investing activities totaled $2.0 billion for the nine months 2014, an increase of $339.7 million compared with the nine months 2013, primarily due to an increase in other investing activities related to short-term time deposits, partly offset by lower capital expenditures and higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $2.8 billion for the nine months 2014, a decrease of $549.0 million compared with the nine months 2013, primarily due to an increase in net borrowings, partly offset by higher treasury stock purchases.
Debt obligations at September 30, 2014 totaled $15.1 billion compared with $14.1 billion at December 31, 2013. The increase was primarily due to bond issuances of $1.5 billion, partly offset by bond repayments of $542.3 million.
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
The risks that can have an impact on the Company’s financial performance, both in the near- and long-term, are reflected in the following considerations and factors that we believe are most likely to affect our performance. In reviewing these risks, it is important to understand the Company’s business model. The Company’s restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. As it relates to our Company-operated restaurants, our business model is built around growing comparable sales to realize margin leverage. During periods when comparable sales performance is muted, our ability to grow margins and income is significantly impacted. Our franchisees manage their businesses independently, and therefore are responsible for the operation of their restaurants. The margins the Company realizes from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales and many of the factors described in this section will likely have a negative impact on franchised margins as well. Although the Company’s reported results do not include franchisee profits, their financial viability is important to our success as it enables franchisees to effectively deliver the McDonald’s experience.
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

•
Our System’s continued innovation in all aspects of the McDonald’s experience, including successful menu enhancements, to differentiate the McDonald’s experience in a way that balances value with margin levels;

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

•
Our ability to achieve the benefits of our stated refranchising goals, which will depend on various factors including the returns we realize from such transactions and whether the resulting ownership mix supports our financial objectives;.

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

•
Our System’s ability to meet expectations for quality food served in clean and friendly environments by motivating McDonald’s restaurant personnel and our franchisees to achieve consistency and high service levels;

•	Our System’s ability to drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours;

•
Our System’s ability to respond effectively to adverse perceptions about the quick-service category of the IEO segment or about our food (including its nutritional content and preparation), promotions and premiums, such as Happy Meal toys (collectively, our “products”), how we source the commodities we use, and our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues (such as the supplier issue in China);

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

•
The impact of economic action, such as boycotts or protests, work stoppages, and supply chain interruptions (including due to lack of supply or price increases) that can adversely affect us or the suppliers, franchisees and others that are also part of the McDonald’s System and whose performance has a material impact on our results;

•
The impact of campaigns by labor organizations and activists to promote adverse perceptions of the quick-service category of the IEO segment or our brand, management, suppliers or franchisees, or to promote or threaten specific economic action involving the industry, McDonald’s or our suppliers and franchisees; and

•	Our System’s ability to recruit and retain qualified personnel to manage our operations and growth.
Our results and financial condition are affected by global and local market conditions, and the prolonged challenging economic environment can be expected to continue to pressure our results.
Our results of operations are substantially affected by economic conditions, which can vary substantially by market. The current global environment has been characterized by weak economies and high unemployment rates. Many major economies, both advanced and developing, are still facing ongoing economic issues. In the U.S., these include concerns about the long-term direction of federal fiscal policies. In many European markets, consumer and business confidence and spending remain muted. Important markets in Asia have also been experiencing slower growth rates. Uncertainty about the long-term environment could derail any potential improvements in economic activity.
These conditions have pressured our performance, adversely affecting sales, guest counts and/or our market share in many markets, including some major markets. We are also facing sustained, intense competition from traditional competitors as well as an expanded set of other competitors, which include newer entrants into the fast-casual category and many non-traditional market participants, such as conventional retailers and coffee shops. To address this environment, we are intensifying our focus on increasing our relevance to drive guest counts through, among other things, menu, pricing and promotional actions. Certain of these actions can adversely affect our margin percent and therefore we expect that margins will remain under pressure. The key factors that can affect our operations, plans and results in this environment are the following:

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

•	The impact on restaurant sales and margins of ongoing commodity price volatility, and the effectiveness of pricing, hedging and other actions taken to address this environment;

•	The impact of the trend toward higher wages and social expenses on the margins of our Company-owned restaurants;

•	The impact of foreign exchange and interest rates on our financial condition and results;

•
The challenges and uncertainties associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest, including the ongoing events (such as store closures) in the Ukraine and Russia, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment;

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

•
The risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources, as well as the increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare, deforestation and land use) and the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, which could expose the Company to market, operational and execution costs or risks, particularly when actions are undertaken System-wide;

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

•
Disruptions in our operations or price volatility in a market that can result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs, government-mandated closure of our or our suppliers’ operations and asset seizures; the cost and disruption of responding to governmental investigations or proceedings, whether or not they have merit; and the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental actions;

•
The legal and compliance risks and costs associated with privacy, data protection and similar laws, the potential costs (including the loss of consumer confidence) arising from alleged security breaches of information systems, and the risk of resulting criminal penalties or civil liability related to such breaches;

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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2014	3,327,586	$99.19	3,327,586	$9,669,926,414
August 1 - 31, 2014	777	96.89	777	9,669,851,132
September 1 - 30, 2014	6,262,454	93.99	6,262,454	9,081,252,596
Total	9,590,817	$95.79	9,590,817

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On May 21, 2014, the Company’s Board of Directors approved a share repurchase program, effective July 1, 2014, that authorizes the purchase of up to $10 billion of the Company’s outstanding common stock with no specified expiration date.

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

	(s)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2014.**

(t)
Executive Supplement describing the special terms of equity compensation awards granted to certain executive officers, pursuant to the Company’s Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2011.**

	(u)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(v)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(w)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(x)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(y)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(z)	Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, filed herewith**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Peter J. Bensen
November 3, 2014	Peter J. Bensen
Corporate Senior Executive Vice President and Chief Financial Officer