Form 10-K
period 2014-12-31
MCDONALDS CORP
filed 2015-02-24
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐
Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was $98,890,784,625.
The number of shares outstanding of the registrant’s common stock as of January 31, 2015 was 961,118,669.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2015 definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General development of business
During 2014, there were no material changes to the Company’s corporate structure or in its method of conducting business. In 2014, the Company continued the process it began in 2005 to realign certain subsidiaries to develop a corporate structure within its geographic segments that better reflects the operation of the McDonald’s worldwide business.
b. Financial information about segments
Segment data for the years ended December 31, 2014, 2013, and 2012 are included in Part II, Item 8, page 42 of this Form 10-K.
c. Narrative description of business

▪	General
The Company operates and franchises McDonald’s restaurants, which serve a locally-relevant menu of quality food and drinks sold at various affordable price points in more than 100 countries. McDonald’s global system is comprised of both Company-owned and franchised restaurants. McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with the entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. We continually review, and as appropriate adjust, our mix of Company-owned and franchised restaurants to help optimize overall performance. The business relationship between McDonald’s and its independent franchisees is of fundamental importance to overall performance and to the McDonald’s Brand. This business relationship is supported by an agreement that requires adherence to standards and policies essential to protecting our brand.
The Company views itself primarily as a franchisor, with the vast majority of McDonald’s restaurants (approximately 80%) owned and operated by independent franchisees. Franchising enables an individual to own a restaurant business and maintain control over personnel, purchasing, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources. One of the strengths of this model is that the expertise gained from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants.
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. Having Company-owned restaurants is essential to providing Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit relevant McDonald’s restaurants.
Under a conventional franchise arrangement, the Company owns the land and building or secures a long-term lease for the restaurant location and the franchisee pays for equipment, signs,

seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables us to achieve restaurant performance levels that are among the highest in the industry.
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company frequently co-invests with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed with input from McDonald’s with the aim of improving local business performance, increase the value of our Brand through the development of modernized, more attractive and higher revenue generating restaurants.
The Company’s typical franchise term is 20 years. The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to assure consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. This structure enables McDonald’s to generate significant levels of cash flow.
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. The Company does not invest any capital under a developmental license arrangement. The Company receives a royalty based upon a percent of sales as well as initial fees upon the opening of a new restaurant or grant of a new license. We use the developmental license ownership structure in over 70 countries with a total of 5,228 restaurants. The largest developmental licensee operates approximately 2,100 restaurants in 19 countries in Latin America and the Caribbean.
Finally, the Company also has an equity investment in a limited number of foreign affiliated markets, referred to as “affiliates.” In these markets, the Company receives a royalty based on a percent of sales and records its share of net results in Equity in earnings of unconsolidated affiliates. The largest of these affiliates is Japan, where there are nearly 3,100 restaurants.

▪	Supply Chain and Quality Assurance
The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and enforces high quality standards and product specifications. The Company has quality centers around the world designed to ensure that its high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site supplier visits. A quality leadership board, composed of the Company’s technical, safety and supply chain specialists, provides strategic global leadership for all aspects of food quality and safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.
Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products.

▪	Products
McDonald’s restaurants offer a substantially uniform menu, although there are geographic variations to suit local consumer

McDonald's Corporation 2014 Annual Report 1

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
Quality, choice and nutrition are increasingly important to our customers and we are continuously evolving our menu to meet our customers' needs.

▪	Marketing
McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand and differentiate the Company from competitors. Marketing and promotional efforts focus on value, quality, food taste, menu choice, nutrition, convenience and the customer experience. The Company continuously endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.

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
Information about the Company’s working capital practices is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2014, 2013, and 2012 in Part II, Item 7, pages 12 through 28, and the Consolidated statement of cash flows for the years ended December 31, 2014, 2013, and 2012 in Part II, Item 8, page 32 of this Form 10-K.

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
Based on data from Euromonitor International, the global IEO segment was composed of approximately 8 million outlets and generated $1.2 trillion in annual sales in 2013, the most recent year for which data is available. McDonald’s Systemwide 2013 restaurant business accounted for 0.4% of those outlets and 7.5% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 17 million outlets and generated $2.3 trillion in annual sales in 2013. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.8% of the sales.

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
Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs for the System. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of our restaurants or the operations of our suppliers in ways which we cannot predict at this time.
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. At this time, the Company has already begun to undertake its own initiatives relating to preservation of the environment, including the implementation of more energy efficient equipment and management of energy use and more sustainable sourcing practices in many of its markets.

▪	Number of employees
The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 420,000 as of year-end 2014.

2 McDonald's Corporation 2014 Annual Report

d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 12 through 28 and Segment and geographic information in Part II, Item 8, page 42 of this Form 10-K.
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

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes forward-looking statements about our plans and future performance, including those under Outlook. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks that are reflected in the following considerations and factors that we believe are most likely to affect our performance.
If we do not successfully design and execute our global growth strategies, we may not be able to increase revenues or market share.
To drive future results, our global growth strategies must be effective in achieving market share gains while at the same time delivering operating income growth. Our strategies are aligned around the four strategic growth priorities that represent our greatest opportunities to drive results-serving our customers’ favorite food and drinks, creating memorable experiences, offering unparalleled convenience, and being a more trusted brand. We focus our System on execution across all of our strategies through a common, integrated approach to people, products, place, price and promotion. Whether we successfully execute these strategies depends mainly on our System’s ability to:

▪	Continue to innovate and differentiate in all aspects of the McDonald’s experience in a way that balances value with profitability;

▪	Reinvest in our restaurants and identify and develop restaurant sites consistent with our System’s plans for net growth of System-wide restaurants;

•	Provide clean and friendly environments that deliver a consistent McDonald's experience and demonstrate high service levels;

•	Drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours; and

•	Manage the complexity of our restaurant operations.
If we are unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the IEO segment, which is highly competitive. In some of our major markets, IEO segments have remained stagnant in recent periods, have experienced only modest growth or have declined. As a result, we are facing sustained, intense competition from both traditional and other competitors, which include many non-traditional market participants such as convenience stores and coffee shops. In addition, in recent periods we have experienced emerging and growing competition from the fast casual category of restaurants. We expect our environment to continue to be highly competitive and in any particular reporting period our results may be impacted by new actions of our competition, which may have a short- or long-term impact.
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals and we will likely continue to modify existing strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the IEO segment. We must continuously adapt to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment. Over the last year, we have implemented initiatives to address these shifts at a more aggressive pace. There is no assurance that such initiatives will be successful and, if they are not, our financial results could be adversely impacted.

McDonald's Corporation 2014 Annual Report 3

If our pricing, promotional and marketing plans are not effective, our results may be negatively impacted.
Our results depend on the impact of our pricing, promotional and marketing plans and our System’s ability to adjust these plans to respond quickly to economic and competitive conditions. Our existing or future pricing strategies and the value proposition they represent will continue to be important components of our overall plan, may not be successful and could negatively impact sales and margins. The promotion of our menu offerings may yield results below desired levels.
Additionally, we operate in an increasingly complex and costly advertising environment. Our marketing and advertising programs may not be successful and we may fail to attract and retain customers. We have increased our emphasis on digital offerings and customer loyalty initiatives, and our success depends in part on whether we can effectively execute such offerings and initiatives in a way that will enhance customer engagement. If our pricing, promotional and marketing plans are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Failure to preserve the value and relevance of our brand could have a negative impact on our financial results.
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions on a variety of factors, including the nutritional content and preparation of our food, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand and could be material to our business. Perceptions may also be affected by activist campaigns to promote adverse perceptions of the quick-service category of the IEO segment or our brand and/or our operations, or to promote or threaten specific economic action involving the industry, us, our suppliers or franchisees. If we are unsuccessful in addressing such adverse perceptions, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives to support our brand ambition of good food, good people and good neighbor, which will require System-wide coordination and alignment. If we are not effective in achieving our stated sustainability goals and addressing these and other matters of social responsibility in a way that inspires trust and confidence, trust in our brand could suffer. In particular, business incidents that erode consumer trust, particularly if such incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
Unfavorable general economic conditions could adversely affect our business and financial results.
Our results of operations are substantially affected by economic conditions, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics and actions taken by governments to manage national economic matters, whether through austerity or stimulus measures and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Many major economies, both advanced and developing, continue to face weak economies, high unemployment rates and other ongoing economic issues. Continued adverse economic conditions or adverse changes in economic conditions in our markets could pressure our operating performance, and our business and financial results may suffer.
Supply chain interruptions may increase costs or reduce revenues.
We depend on the effectiveness of our supply chain management to assure reliable and sufficient product supply, including on favorable terms. The products we sell are sourced from a wide variety of suppliers in countries around the world. Supply chain interruptions, including due to lack of supply or price increases, can adversely affect us or the suppliers and franchisees that are also part of our System and whose performance has a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, increased demand, problems in production or distribution, disruptions in third party logistics or transportation systems, the inability of our suppliers to obtain credit, or food safety warnings or advisories. If we experience interruptions in our supply chain, our costs could increase and it could limit the availability of products critical to our operations.
Food safety concerns may have an adverse effect on our business.
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products. However, food safety events, including instances of food-borne illness, have occurred in the food industry in the past, and could occur in the future. In 2014, food quality issues were discovered at a supplier to McDonald’s and other food companies in China. As a consequence of this issue, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with rebuilding customer trust. Any future instances of food tampering, food contamination or food-borne illness could adversely affect our brand and reputation as well as our revenues and profits.
Our franchise business model presents a number of risks.
Our success relies in part on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Our franchisees may not experience sales growth, and our revenues and margins could be negatively affected as a result. If sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures or delayed or reduced payments to us.
Our success also depends on the willingness and ability of our independent franchisees to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. The ability of our franchisees to contribute to the achievement of our plans is dependent in large part on the availability of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the individual franchisee's creditworthiness. Our operating performance could also be negatively affected if our franchisees experience food safety or

4 McDonald's Corporation 2014 Annual Report

other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subject to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, will depend on various factors, including our ability to identify franchisees that meet our rigorous standards, the performance of our existing franchisees and whether the resulting ownership mix supports our financial objectives.
Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-owned restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supply, fuel, utilities, distribution and other operating costs. Any volatility in certain commodity prices could adversely affect our operating results by impacting restaurant profitability. The commodity market for some of the ingredients we use, such as beef and chicken, is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
The global scope of our operations subjects us to risks that could negatively affect our business.
We face differing cultural, regulatory and economic environments that exist within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on our success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets. Our initiatives may not have broad appeal with our customer base and could drive unanticipated changes in customer perceptions and guest counts.
Disruptions in our operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs, government-mandated closure of our or our suppliers’ operations and asset seizures. The cost and disruption of responding to governmental investigations or actions, whether or not they have merit, may impact our results. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental actions. Our results of operations and financial condition are also affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.
Additionally, we face challenges and uncertainties associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. For example, our results have been negatively impacted by the ongoing events in the Ukraine and Russia. Such challenges are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. If we are unable to effectively manage the risks associated with our international operations, it could have a material adverse effect on our business and financial condition.
Challenges with respect to talent management could harm our business.
Our success depends in part on our System’s ability to recruit and retain qualified personnel to manage our operations. For instance, the trend toward higher wages and social expenses could have a negative impact on the margins of our Company-owned restaurants. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us or the franchisees and suppliers that are also part of the McDonald’s System and whose performance has a material impact on our results.
We are also impacted by the costs and other effects of compliance with U.S. and overseas regulations affecting our workforce, which includes our staff and employees working in our Company-owned restaurants. These regulations are increasingly focused on wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on our business.
Information technology system failures or interruptions or breaches of our network security may interrupt our operations.
We are increasingly reliant on our technological systems (e.g., point-of-sale and other in-store systems or platforms) to conduct our business, and any failure of these systems could significantly impact our operations. Despite our implementation of security measures, our technology systems could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. If these systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations. We may also not fully realize the benefits of the significant investments we are making to enhance the customer experience through digital engagement and social media.
Furthermore, security breaches involving our systems or those of third party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in adverse publicity, loss of consumer confidence, reduced sales and profits, and criminal penalties or civil liabilities.
Increasing regulatory complexity may adversely affect restaurant operations and our financial results.
Our regulatory environment worldwide exposes us to complex compliance and similar risks that could affect our operations and results in material ways. In many of our markets, including the United States and countries in Europe, we are subject to increasing regulation, which has increased our cost of doing business. We are affected by the cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards

McDonald's Corporation 2014 Annual Report 5

imposed by multiple governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings.
Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans. These regulations may relate to product packaging, marketing and the nutritional content and safety of our food and other products, labeling and other disclosure practices (particularly given varying requirements and practices for testing and disclosure), ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers.
Additionally, we are keenly aware of and working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources. The increased public focus, including by governmental and non-governmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare, deforestation and land use) and the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.
Increasing legal complexity will continue to affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, landlord/tenant disputes, disputes with current or former suppliers, claims by current or former franchisees, and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights, or patents). Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to litigation.
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide technology-related services to franchisees.
Our operating results could also be affected by the following:

▪	The relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings;

▪	The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

▪
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and

▪	The scope and terms of insurance or indemnification protections that we may have.
A judgment significantly in excess of any applicable insurance coverage could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.
We may not be able to adequately protect our intellectual property or adequately ensure that we are not infringing the intellectual property of others, which could harm the value of the McDonald’s brand and our business.
The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. We also license our intellectual property to franchisees and we cannot assure you that they will not take actions that hurt the value of our intellectual property.
We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. The steps we have taken to protect our intellectual property in the United States and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, could result in costly litigation and could harm our business.
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations, particularly if corporate tax reform becomes a key component of budgetary initiatives in the United States and elsewhere. We are also impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
Changes in accounting standards or the recognition of impairment charges may adversely affect our future operations and results.
New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may

6 McDonald's Corporation 2014 Annual Report

be required to record impairment charges. If we experience any such changes, they could have a significant effect on our reported results for the affected periods.
A decrease in our credit ratings or an increase in our funding costs could adversely affect our profitability.
We may be negatively affected by the impact of changes in our debt levels or our results of operations on our credit ratings, interest expense, availability of acceptable counterparties, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants. Our operations may also be impacted by regulations affecting capital flows, financial markets or financial institutions, which can limit our ability to manage and deploy our liquidity or increase our funding costs. If any of these events were to occur, they could have a material adverse effect on our business and financial condition.
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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 12 through 28 and in Financial statements and supplementary data in Part II, Item 8, pages 28 through 45 of this Form 10-K.

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
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers, including service providers, that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers (or former suppliers) which include, by way of example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities

McDonald's Corporation 2014 Annual Report 7

who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

8 McDonald's Corporation 2014 Annual Report

The following are the Executive Officers of our Company (as of the date of this filing or March 1, 2015, as indicated):
Michael D. Andres, 57, is President, McDonald’s USA, a position he has held since October 2014.  Mr. Andres returned to the Company in September 2014 after serving as President, Chief Executive Officer and Chairman of LRI Holdings, Inc., the parent company of Logan’s Roadhouse, Inc., since February 2013.  From February 2010 to September 2012, Mr. Andres served as Central Division President of McDonald’s USA.  Prior to that time, Mr. Andres served as the U.S. Vice President - General Manager of McDonald’s USA’s Pacific Sierra Region from August 2007 to February 2010.  Except for the period he was with Logan’s Roadhouse, Mr. Andres has served the Company for 30 years.
Jose Armario, 55, is Corporate Executive Vice President—Global Supply Chain, Development, Franchising and Sustainability, a position he has held since October 2011. He previously served as Group President, McDonald’s Canada and Latin America from February 2008 through September 2011. Mr. Armario has been with the Company for 18 years.
Peter J. Bensen, 52, was promoted, effective March 1, 2015, to the newly-created role of Chief Administrative Officer. Mr. Bensen is currently the Corporate Senior Executive Vice President and Chief Financial Officer, a position he has held since May 2014. Prior to that time, he served as Corporate Executive Vice President and Chief Financial Officer from January 2008 through April 2014. Mr. Bensen has been with the Company for 18 years.
Stephen J. Easterbrook, 47, was promoted, effective March 1, 2015, to President and Chief Executive Officer. Mr. Easterbrook was also elected a Director effective March 1, 2015. Mr. Easterbrook is currently the Corporate Senior Executive Vice President and Global Chief Brand Officer, a position he has held since May 2014. Mr. Easterbrook served as Corporate Executive Vice President and Global Chief Brand Officer from June 2013 through April 2014. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited and from September 2011 to September 2012, he served as the the Chief Executive Officer of PizzaExpress Limited. Prior to September 2011, Mr. Easterbrook served in a number of roles with the Company. From December 2010 to September 2011, he held the position of President, McDonald's Europe, and from September 2010 to December 2010, he served as Corporate Executive Vice President and Global Chief Brand Officer. Mr. Easterbrook served as Chief Executive Officer and President, McDonald's U.K. from April 2006 to September 2010 and was given additional responsibility as President, Northern Division, Europe from January 2007 to September 2010. Except for the period he was with PizzaExpress and Wagamama, Mr. Easterbrook has been with the Company for 21 years.
Richard Floersch, 57, is Corporate Executive Vice President and Chief Human Resources Officer. Mr. Floersch joined the Company in November 2003. He previously served as Senior Vice President of Human Resources for Kraft Foods from 1998 through 2003. Mr. Floersch has been with the Company for 11 years.
Douglas M. Goare, 62, is President, McDonald’s Europe, a position he has held since October 2011. From February 2011 through September 2011, he served as Corporate Executive Vice President of Supply Chain and Development. From June 2007

through November 2010, he held the position of Corporate Senior Vice President of Supply Chain. In addition to this role, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011. Mr. Goare has been with the Company for 36 years.
David L. Hoffmann, 47, is President of Asia/Pacific, Middle East and Africa, a position he has held since July 2012. From January 2012 through June 2012, he held the position of Senior Vice President and Restaurant Support Officer for Asia/Pacific, Middle East and Africa. Prior to that time, he held the position of Vice President of Strategy, Insights and Development for Asia/Pacific, Middle East and Africa from May 2011 through December 2011. From November 2008 through April 2011, he held the position of Executive Vice President of McDonald's Japan. Mr. Hoffmann has been with the Company for 18 years.
Kenneth M. Koziol, 55, will retire, effective March 1, 2015, as Corporate Executive Vice President—Chief Restaurant Officer, a position he has held since February 2013. From July 2006 through January 2013, he held the position of Corporate Senior Vice President—Innovation. Mr. Koziol has been with the Company for 26 years.
Brian Mullens, 43, was promoted to Corporate Senior Vice President and Corporate Controller, effective March 1, 2015.  Mr. Mullens currently serves as Corporate Vice President-Finance, a position he has held since September 2014.  He served as Corporate Vice President and Assistant Controller from December 2012 to September 2014.  Prior to that time, Mr. Mullens served as Chief Financial Officer of McDonald's U.K. and Northern Division, Europe from December 2007 to November 2012.  Mr. Mullens has been with the Company for 18 years.
Kevin M. Ozan, 51, was promoted, effective March 1, 2015, to Corporate Executive Vice President and Chief Financial Officer. Mr. Ozan is currently the Corporate Senior Vice President–Controller, a position he has held since February 2008. From May 2007 through January 2008, he served as Corporate Vice President—Assistant Controller. Mr. Ozan has been with the Company for 17 years.
Gloria Santona, 64, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. Ms. Santona has been with the Company for 37 years.
Jim Sappington, 56, was promoted, effective March 1, 2015, to Corporate Executive Vice President-Operations and Technology Systems.  Mr. Sappington currently serves as Corporate Senior Vice President-Chief Information Officer, a position he has held since January 2013.  He served as U.S. Vice President - General Manager for the Northwest Region from September 2010 to December 2012.  Prior to that time, Mr. Sappington served as U.S. Vice President in the Accelerated Operation Program from October 2008 to September 2010.  Mr. Sappington has been with the Company for 27 years.
Donald Thompson, 51, will retire, effective March 1, 2015, as President and Chief Executive Officer, a position he has held since July 2012. He served as President and Chief Operating Officer from January 2010 through June 2012. Prior to that time, he served as President, McDonald’s USA, from August 2006 to January 2010. Mr. Thompson was elected a Director in January 2011 and will retire as a Director effective March 1, 2015. Mr. Thompson has been with the Company for 24 years.

McDonald's Corporation 2014 Annual Report 9

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2014				2013
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	99.07	92.22	0.81		99.78	89.25	0.77
Second	103.78	96.52	0.81		103.70	95.16	0.77
Third	101.36	90.53	1.66	*	101.81	94.01	1.58	*
Fourth	97.50	87.62			99.27	93.14
Year	103.78	87.62	3.28		103.70	89.25	3.12

*
Includes a $0.81 and $0.77 per share dividend declared and paid in third quarter of 2014 and 2013, respectively, and a $0.85 and $0.81 per share dividend declared in third quarter and paid in fourth quarter of 2014 and 2013, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2015 was estimated to be 1,663,000.
Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 39 consecutive years through 2014 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2014*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2014	6,096,686	92.02	6,096,686	$8,520,241,086
November 1-30, 2014	2,564,943	95.75	2,564,943	8,274,656,471
December 1-31, 2014	2,234,301	92.62	2,234,301	8,067,726,045
Total	10,895,930	93.02	10,895,930

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On May 21, 2014, the Company's Board of Directors approved a share repurchase program, effective July 1, 2014, that authorizes the purchase of up to $10 billion of the Company's outstanding common stock with no specified expiration date.

10 McDonald's Corporation 2014 Annual Report

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2014	2013	2012	2011	2010	2009
Company-operated sales	$18,169	18,875	18,603	18,293	16,233	15,459
Franchised revenues	$9,272	9,231	8,964	8,713	7,842	7,286
Total revenues	$27,441	28,106	27,567	27,006	24,075	22,745
Operating income	$7,949	8,764	8,605	8,530	7,473	6,841
Net income	$4,758	5,586	5,465	5,503	4,946	4,551
Cash provided by operations	$6,730	7,121	6,966	7,150	6,342	5,751
Cash used for investing activities	$2,305	2,674	3,167	2,571	2,056	1,655
Capital expenditures	$2,583	2,825	3,049	2,730	2,135	1,952
Cash used for financing activities	$4,618	4,043	3,850	4,533	3,729	4,421
Treasury stock purchases(1)	$3,175	1,810	2,605	3,373	2,648	2,854
Common stock cash dividends	$3,216	3,115	2,897	2,610	2,408	2,235
Financial position at year end:
Total assets	$34,281	36,626	35,386	32,990	31,975	30,225
Total debt	$14,990	14,130	13,633	12,500	11,505	10,578
Total shareholders’ equity	$12,853	16,010	15,294	14,390	14,634	14,034
Shares outstanding in millions	963	990	1,003	1,021	1,054	1,077
Per common share:
Earnings-diluted	$4.82	5.55	5.36	5.27	4.58	4.11
Dividends declared	$3.28	3.12	2.87	2.53	2.26	2.05
Market price at year end	$93.70	97.03	88.21	100.33	76.76	62.44
Company-operated restaurants	6,714	6,738	6,598	6,435	6,399	6,262
Franchised restaurants	29,544	28,691	27,882	27,075	26,338	26,216
Total Systemwide restaurants	36,258	35,429	34,480	33,510	32,737	32,478
Franchised sales(2)	$69,617	70,251	69,687	67,648	61,147	56,928

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

(2)
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

McDonald's Corporation 2014 Annual Report 11

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 36,258 restaurants in 119 countries at year-end 2014, 29,544 were franchised (including 20,774 franchised to conventional franchisees, 5,228 licensed to developmental licensees and 3,542 licensed to foreign affiliates ("affiliates")—primarily Japan) and 6,714 were operated by the Company.
Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees enabling restaurant performance levels that are among the highest in the industry. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants in an effort to accelerate implementation of certain initiatives.
Under our developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
We view ourselves primarily as a franchisor and believe franchising is paramount to both delivering great, locally-relevant customer experiences and driving profitability. Franchising enables an individual to own a restaurant business and maintain control over personnel, purchasing, marketing and pricing decisions, while also benefiting from the financial strength and global experience of McDonald's. However, directly operating restaurants is important to being a credible franchisor and is essential to providing Company personnel with restaurant operations experience. In our Company-operated restaurants, and in collaboration with franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that only those that we believe are most beneficial are introduced in the restaurants. We continually review, and as appropriate adjust, our mix of Company-operated and franchised (conventional franchised, developmental licensed and foreign affiliated) restaurants to help optimize overall performance.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. The U.S., Europe and APMEA segments account for 32%, 40% and 23% of total revenues, respectively. The United Kingdom ("U.K."), France, Russia and Germany, collectively, account for 68% of Europe’s revenues; and

China, Australia and Japan (a 50%-owned affiliate accounted for under the equity method), collectively, account for 52% of APMEA’s revenues. These seven markets along with the U.S. and Canada are referred to as “major markets” throughout this report and comprise 75% of total revenues.
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth, operating income growth and returns.

▪
Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases most incentive compensation plans on these results because we believe this better represents the Company’s underlying business trends.

▪
Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of the impact of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants, whether operated by the Company or franchisees, in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.

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

12 McDonald's Corporation 2014 Annual Report

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's long-term success. By leveraging our System, we are able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, our business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve.
McDonald's customer-focused Plan to Win ("Plan") provides a common framework that aligns our global business and allows for local adaptation through an emphasis on the Plan's five pillars - People, Products, Place, Price and Promotion. In 2014, we evolved our Plan framework, refocusing our planning and actions on what matters most to our customers. The following four strategic growth priorities support our global Plan:

▪	Optimizing our menu so that we offer our customers more of their favorite food and drinks;

▪	Modernizing the customer experience so interactions with the Brand are more memorable;

▪	Broadening accessibility to deliver unparalleled convenience; and

▪	Taking meaningful actions to become an even more trusted brand.
We believe that our strategic growth priorities align with our customers' evolving needs and - combined with our competitive advantages of convenience, scale, geographic diversification and System alignment - will enhance our customers’ experience and build shareholder value over the long-term.
To measure our performance as we strive to build the business, we have the following long-term, average annual constant currency financial targets:

▪	Systemwide sales growth of 3% to 5%;

▪	Operating income growth of 6% to 7%; and

▪	ROIIC in the high teens.
In 2014, our results were disappointing as unforeseen events and weak operating performance pressured results in each of our geographic segments. Systemwide sales decreased 2% (increased 1% in constant currencies), operating income decreased 9% (8% in constant currencies), one-year ROIIC was negative 21.9% and three-year ROIIC was 1.4% (see reconciliation on page 27). Each metric fell below our long-term financial targets, reflecting the impact of soft comparable sales performance and cost pressures, negatively impacting all segments. Given our heavily franchised business model, growing comparable sales is vital to increasing the Company's operating income and returns.
We experienced challenges growing sales and guest counts in 2014, as comparable sales decreased 1.0%, reflecting negative guest traffic in all segments. While some of the challenges were anticipated, others were not, such as the impact of a supplier issue in China, Japan and certain other markets (see explanation under APMEA) and the volatile operating environment in Russia and the Ukraine. Results were also impacted by under-performance in key opportunity markets that are significant contributors to consolidated results, most notably the U.S.
We anticipate many of these challenges will persist in 2015, particularly in the first half of the year; however, we continue to believe that our long-term financial targets remain achievable over the long term, keeping us focused on making the best decisions for the benefit of our shareholders and our System.

We are intensely focused on increasing customer relevance, driving customer visits, and positioning the Company for future growth. In 2014, we took a number of important steps to lay the foundation for our turnaround. The following is a summary of our sales performance and critical actions taken to advance our longer-term strategies by major segment.
U.S.
In the U.S., comparable sales declined 2.1% and comparable guest counts declined 4.1%. Guest visits were down as customer-focused initiatives did not resonate strongly amid the increasingly competitive marketplace and sluggish industry growth. To enhance customer relevance and loyalty, the U.S. is focused on addressing menu, service and value opportunities.
In 2014, we brought in new leadership to provide innovative thinking and a fresh strategic perspective, and we announced actions to create a flatter, more nimble U.S. organization that places greater decision making and accountability closer to the customer.
Menu strategies included a focus on continued growth at breakfast, which remains our strongest daypart, and an ongoing emphasis on core food and beverages. In addition, we executed initiatives to build brand trust through strengthened marketing efforts, including the launch of a national food quality campaign.
The U.S. focused on improving the service experience through an increased emphasis on operations excellence and investments made in establishing our digital platform, including being the first in our industry to accept Apple Pay in the drive-thru. We continued to invest in new and existing restaurants by opening 222 new restaurants and reimaging approximately 260 locations, of which the majority added or enhanced drive-thru capacity. Currently, about half of our restaurant interiors and exteriors reflect our contemporary restaurant design.
We evolved our value platform to reposition entry-level affordability for future growth by providing a means to transition products to a higher price point when appropriate.
Europe
In Europe, comparable sales declined 0.6%, while comparable guest counts declined 2.2%. Comparable sales reflected negative performance in Germany and Russia, mostly offset by positive performance in the UK. Low consumer confidence and other external issues related to the operating environment in Russia and Ukraine negatively impacted business performance.
In 2014, we pursued customer-focused initiatives to deliver menu variety, a contemporary restaurant experience and value enhancements. We further optimized our menu through premium menu additions and expanded our McCafé platform with over 4,000 restaurants now serving blended ice beverages.
We remain committed to reinvesting in existing restaurants through reimaging and technology initiatives to provide a relevant, contemporary customer experience. Europe completed about 260 restaurant reimages during the year. By the end of 2014, nearly 100% of restaurant interiors and 85% of exteriors were modernized. We continued to leverage technology, with over 2,000 self-order kiosks and mobile ordering and payment capability available in certain markets.
We increased our accessibility and convenience through daypart expansion, including breakfast and overnight, opening approximately 320 new restaurants, and optimizing our drive-thrus. As value is paramount to European customers, we continued to evolve and emphasize value offerings at every price tier.

McDonald's Corporation 2014 Annual Report 13

APMEA
In APMEA, comparable sales declined 3.3% and comparable guest counts declined 4.7% due to negative performance in Japan and China. This was slightly offset by positive results in Australia, the first of our priority markets to demonstrate signs of recovery due to strengthened marketing, re-emphasized value, menu improvements and stronger franchisee alignment.
In mid-July, food quality issues were discovered at a supplier to McDonald’s and other food companies in China, negatively impacting results in China, Japan and certain other markets. We moved quickly to source from alternative suppliers and initiated aggressive recovery plans to restore consumer trust and confidence. As a result of our efforts, sales trends in China are showing signs of improvement. McDonald's Japan is not recovering as quickly and has been working to overcome significant challenges.
We continued to make progress in our reimaging program, completing about 340 restaurant reimages during the year. By the end of 2014, over 70% of restaurant interiors and over 60% of exteriors were modernized.
We are committed to ongoing restaurant expansion, although the pace of new openings was slowed in China in response to local market dynamics. We opened 655 new restaurants, including 227 in China.

Global
Globally, we have been focused on strengthening the foundational elements of our business, namely value across the menu, marketing and operations excellence to deliver a better customer experience while actively pursuing comprehensive initiatives to capture the sizeable longer-term growth opportunities in our industry.
Even in periods of softer performance, McDonald’s unique business model and structure enable us to generate significant cash flows. Cash from operations benefits from our heavily franchised business model as the rent and royalty income we receive from franchisees provides a stable revenue stream that has relatively low costs and enables us to return significant cash to shareholders. In addition, the franchise business model is less capital intensive than the Company-owned model. We believe locally-owned and operated restaurants are important to McDonald's being not just a global brand, but also a locally-relevant one.
In 2014, cash from operations totaled $6.7 billion. Our substantial cash flow, strong credit rating and continued access to credit provided us flexibility to invest in critical growth initiatives while still returning significant amounts of cash to shareholders. Capital expenditures of approximately $2.6 billion were invested in our business, of which more than half was devoted to new restaurant openings and the remainder was reinvested in our existing restaurants. Across the System, 1,316 restaurants were opened and about 930 existing locations were reimaged.
As part of our ongoing commitment to build long-term shareholder value, in May 2014, the Company announced a 3-year cash return target of $18 to $20 billion between 2014 and 2016 through a combination of dividends and share repurchases, representing a 10% to 20% increase over the amount of cash returned between 2011 and 2013. This target is based on several activities including the significant free cash flow generated from our operations, as well as the use of cash proceeds from our debt additions and refranchising at least 1,500 restaurants over the 2014-2016 period (over 400 restaurants were refranchised in 2014), primarily in APMEA and Europe. In 2014, we returned $6.4 billion to shareholders consisting of $3.2 billion in dividends and $3.2 billion in share repurchases and remain on track to meet our 3-year target.

RESULTS FOR THE YEAR:

▪
Global comparable sales decreased 1.0%, reflecting a decrease in all segments with the exception of Other Countries & Corporate, while comparable guest counts declined 3.6%, reflecting negative guest traffic in all segments.

▪	Consolidated revenues decreased 2% (flat in constant currencies).

▪	Consolidated operating income decreased 9% (8% in constant currencies), primarily due to the impact of the supplier issue in APMEA and weak operating performance in the U.S.

▪	The Company's effective tax rate was 35.5%, including an increase in reserves related to certain foreign tax matters.

▪
Diluted earnings per share was $4.82, a decrease of 13% (11% in constant currencies). The following items, which total $0.54 per share, negatively impacted diluted earnings per share by 10% (10% in constant currencies) for the year:

*	$0.31 per share due to an increase in reserves related to certain foreign tax matters; and

*	$0.23 per share due to the estimated impact of the supplier issue resulting from lost sales and profitability in APMEA.
Excluding the impact of these items, earnings per share for the year would have been down 3% (1% in constant currencies) compared to the prior year.

▪	Cash provided by operations was $6.7 billion.

▪	One-year ROIIC was negative 21.9% and three-year ROIIC was 1.4% for the period ended December 31, 2014 (see reconciliation on page 27), reflecting the impact of lower operating income in 2014.

▪	The Company increased the quarterly cash dividend per share 5% to $0.85 for the fourth quarter, equivalent to an annual dividend of $3.40 per share.

▪	The Company returned $6.4 billion to shareholders through dividends and share repurchases, in connection with our $18-$20 billion, 3-year cash return target for the years 2014-2016.
OUTLOOK FOR 2015
McDonald's begins 2015 taking decisive action to drive foundational improvements in our major markets and executing our recovery efforts in markets affected by unforeseen events.
While we expect pressures on operating performance to persist as we continue to face significant headwinds, particularly in the first half of the year, sizable growth opportunities exist in the $1.2 trillion global IEO segment. We are committed to pursuing these opportunities by relentlessly focusing on the customer and adapting to the changing marketplace through the following initiatives.
We are redefining menu choice and personalization, exploring solutions that will provide our guests a customizable restaurant experience. We are also focused on enhancing the appeal of our core products and addressing food perceptions by improving and highlighting the quality of our ingredients and engaging with our customers in more transparent dialogue.
Convenience continues to be a cornerstone of McDonald's business, and we will evolve our value platform, strategically evaluating pricing relationships across the entry level, core and premium tiers. Service elements focus on hospitality and

14 McDonald's Corporation 2014 Annual Report

additional ways to serve customers, such as self-order kiosks and table service, and in-store pick up or in-car delivery in certain markets. Our digital strategy is built around improving the customer experience and customer engagement.
Collectively, these customer-focused initiatives represent the Restaurant Experience of the Future and build upon investments we have already made in reimaging and technology.
The Company is investing in these significant initiatives in a disciplined manner, by partly redirecting G&A dollars from the U.S. business and Corporate toward these long-term growth initiatives.
We will continue to invest in geographically diversified new restaurant development and reimaging of our existing restaurants’ interiors and exteriors. Our 2015 capital expenditure plan of approximately $2.0 billion - our lowest capital budget in more than 5 years - demonstrates financial discipline as we strategically target fewer openings in our most challenged markets. We believe this lower level of capital spending is prudent while we work to regain our business momentum.
McDonald’s remains committed to growing our business sustainably and making a positive difference in society by serving good food through good people, and being a good neighbor in the communities in which we operate.
U.S.
The U.S. begins 2015 with new leadership focused on a strategic roadmap including a revamped marketing approach, greater customization, localization and menu simplification. Our revamped marketing approach includes a new national brand campaign complemented by local advertising that is more responsive to individual market preferences. We plan to execute initiatives that are designed to address customer insights and the competitive dynamics that are unique to each market. We are focused on strengthening our menu pipeline by providing more choice and customization, with plans to begin expanding the Create Your Taste platform in 2015. Our menu initiatives also include plans to enhance core products, particularly in the chicken and beef categories. We are also refining our value proposition to offer the right balance of value and choice and to create more logical relationships across menu price tiers. We plan to open about 125 new restaurants and reimage approximately 100 existing restaurants in 2015.
Europe
The segment's prolonged economic slowdown is expected to continue to impact business performance in 2015. In addition, the IEO landscape remains sluggish and highly competitive. Despite these challenges, we are focusing on those areas within our control to grow sales and traffic. Menu plans include balancing a strong track record of successful promotions with an ongoing focus on our iconic core favorites. We are pursuing opportunities to grow the breakfast, overnight and family businesses. As value remains paramount to customers in the current environment, we are evolving value offerings and messaging, particularly in key markets like Germany and France. We plan to leverage investments in reimaging, integrated kitchen platforms and other technology-enabled solutions to support the Restaurant Experience of the Future. We are also pursuing refranchising opportunities, new restaurant growth and expanded drive-thru capabilities. We plan to open about 250 new restaurants and reimage approximately 350 existing restaurants in 2015.

APMEA
In APMEA, our 2015 initiatives focus on menu variety, value evolution and enhanced convenience. In addition, we are aggressively executing multi-faceted brand recovery efforts in China, Japan and certain other markets. Menu strategies include leveraging core favorites, introducing new flavors particularly in beverages and pursuing opportunities to accelerate the breakfast daypart. Further, customization and personalization is a priority as Australia will be a lead market to roll-out Create Your Taste across the majority of its restaurants in 2015. We will focus on providing customers unparalleled convenience by offering consistent and relevant value options across the menu and expansion of brand extensions, including kiosks, delivery and drive-thrus. Our efforts around reimaging will continue as we expect to modernize approximately 400 existing restaurants. Our plan is to open around 550 new restaurants, with over 200 expected in China. In addition, we will refranchise restaurants to both conventional franchisees and developmental licensees.
Consolidated Outlook
In making capital allocation decisions, our goal is to prioritize our spending on initiatives that elevate the McDonald's experience and drive sustainable long-term growth in sales and market share. We focus on markets that generate strong returns or have opportunities for long-term growth.
While the Company does not provide specific guidance on diluted earnings per share, the following information is provided to assist in forecasting the Company's future results:

▪
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2 percentage points to 2015 Systemwide sales growth (in constant currencies), most of which will be due to the 829 net restaurants (981 net traditional openings less 152 net satellite closings) added in 2014.

▪
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or Europe would change annual diluted earnings per share by about 4 cents.

▪
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2015, the total basket of goods cost is expected to increase 1.5-2.5% in the U.S. and Europe.

▪
The Company expects full-year 2015 selling, general and administrative expenses to increase approximately 7%-8% in constant currencies, primarily due to higher incentive-based compensation reflecting the impact of below target performance in 2014. Excluding the incremental incentive-based compensation, selling, general and administrative expenses would increase approximately 1%-2%, due to costs associated with expansion of the Restaurant Experience of the Future global initiatives, including our digital strategy. Fluctuations between quarters may occur.

McDonald's Corporation 2014 Annual Report 15

▪	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2015 to increase slightly compared with 2014.

▪
A significant part of the Company's operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 25 cents.

▪
The Company expects the effective income tax rate for the full-year 2015 to be 31% to 33%. Some volatility may be experienced between the quarters resulting in a quarterly tax rate that is outside the annual range.

▪
The Company expects capital expenditures for 2015 to be approximately $2.0 billion. About half of this amount will be used to open new restaurants. The Company expects to open more than 1,000 restaurants including about 450 restaurants in affiliated and developmental licensee markets where the Company does not fund any capital expenditures. The Company expects net additions of between 600-700 restaurants. The remaining capital will be used to reinvest in existing locations.

▪
The Company has established a 3-year cash return target of $18-$20 billion for 2014 to 2016. This target is based on several ongoing factors, including the significant free cash flow generated from our operations, as well as the use of cash proceeds from debt additions and refranchising of at least 1,500 restaurants.

16 McDonald's Corporation 2014 Annual Report

Consolidated Operating Results

Operating results
		2014		2013	2012
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$18,169	(4%)	$18,875	1%	$18,603
Revenues from franchised restaurants	9,272	0	9,231	3	8,964
Total revenues	27,441	(2)	28,106	2	27,567
Operating costs and expenses
Company-operated restaurant expenses	15,288	(2)	15,579	2	15,224
Franchised restaurants-occupancy expenses	1,697	4	1,624	6	1,527
Selling, general & administrative expenses	2,488	4	2,386	(3)	2,455
Other operating (income) expense, net	19	n/m	(247)	(2)	(244)
Total operating costs and expenses	19,492	1	19,342	2	18,962
Operating income	7,949	(9)	8,764	2	8,605
Interest expense	570	9	522	1	517
Nonoperating (income) expense, net	7	(82)	38	n/m	9
Income before provision for income taxes	7,372	(10)	8,204	2	8,079
Provision for income taxes	2,614	0	2,618	0	2,614
Net income	$4,758	(15%)	$5,586	2%	$5,465
Earnings per common share—diluted	$4.82	(13%)	$5.55	4%	$5.36
Weighted-average common shares outstanding— diluted	986.3	(2%)	1,006.0	(1%)	1,020.2
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
In 2014, foreign currency translation had a negative impact on consolidated operating results due to the weaker Russian Ruble, Australian Dollar and certain other currencies, partly offset by the stronger British Pound. In 2013, foreign currency translation had a negative impact on consolidated operating results due to the weaker Australian Dollar, Japanese Yen and many other foreign currencies, partly offset by the stronger Euro. In 2012, foreign currency translation had a negative impact on consolidated operating results primarily due to the weaker Euro, along with most other currencies.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2014	2013	2012	2014	2013	2012
Revenues	$27,441	$28,106	$27,567	$(570)	$(29)	$(726)
Company-operated margins	2,881	3,296	3,379	(60)	(7)	(97)
Franchised margins	7,575	7,607	7,437	(119)	(43)	(204)
Selling, general & administrative expenses	2,488	2,386	2,455	21	(5)	40
Operating income	7,949	8,764	8,605	(152)	(66)	(261)
Net income	4,758	5,586	5,465	(114)	(52)	(178)
Earnings per common share—diluted	4.82	5.55	5.36	(0.12)	(0.05)	(0.17)

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2014, net income decreased 15% (13% in constant currencies) to $4.8 billion and diluted earnings per common share decreased 13% (11% in constant currencies) to $4.82. Foreign currency translation had a negative impact of $0.12 on diluted earnings per share.
The following items, which total $0.54 per share, negatively impacted diluted earnings per share by 10% (10% in constant currencies) in 2014:

•
$0.31 per share due to an increase in tax reserves for 2003-2010 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as an increase in tax reserves related to audit progression in other foreign tax jurisdictions.

•
$0.23 per share due to the estimated impact of the previously-disclosed supplier issue in China. In mid-July, food quality issues were discovered at a supplier to McDonald's and other food companies in China. As a consequence, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with customer recovery efforts.

Excluding the impact of these items, diluted earnings per share would have been down 3% (1% in constant currencies) compared to 2013. This supplemental information is provided to assist investors in understanding the impact of recent events on the Company's results.

McDonald's Corporation 2014 Annual Report 17

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

The Company repurchased 33.1 million shares of its stock for $3.2 billion in 2014 and 18.7 million shares of its stock for $1.8 billion in 2013, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

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
In 2014, constant currency revenue was flat compared to the prior year, reflecting the impact of negative comparable sales, partially offset by expansion. In 2013, constant currency revenue growth was due to expansion. Weak comparable sales reflected a muted response to customer-facing initiatives amid a highly competitive and sluggish IEO segment across many markets.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2014	2013	2012	2014	2013	2014	2013
Company-operated sales:
U.S.	$4,351	$4,512	$4,530	(4%)	0%	(4%)	0%
Europe	7,808	8,138	7,850	(4)	4	0	3
APMEA	5,270	5,425	5,350	(3)	1	(2)	2
Other Countries & Corporate	740	800	873	(7)	(8)	(1)	(6)
Total	$18,169	$18,875	$18,603	(4%)	1%	(1%)	1%
Franchised revenues:
U.S.	$4,300	$4,339	$4,284	(1%)	1%	(1%)	1%
Europe	3,270	3,162	2,977	3	6	3	4
APMEA	1,054	1,052	1,041	0	1	5	8
Other Countries & Corporate	648	678	662	(4)	2	9	8
Total	$9,272	$9,231	$8,964	0%	3%	2%	3%
Total revenues:
U.S.	$8,651	$8,851	$8,814	(2%)	0%	(2%)	0%
Europe	11,078	11,300	10,827	(2)	4	1	3
APMEA	6,324	6,477	6,391	(2)	1	(1)	3
Other Countries & Corporate	1,388	1,478	1,535	(6)	(4)	4	0
Total	$27,441	$28,106	$27,567	(2%)	2%	0%	2%

In the U.S., revenues decreased in 2014 due to negative comparable sales, reflecting negative comparable guest counts amid ongoing broad-based challenges, including sustained competitive activity. Revenues were relatively flat in 2013 as the positive impact of expansion was offset by negative comparable sales.
Europe's constant currency increase in 2014 reflected a benefit from expansion, primarily in Russia, and positive comparable sales in the U.K, mostly offset by negative comparable sales in Russia and Germany, and refranchising in Germany. The 2013 increase in revenues benefited from expansion, primarily in Russia, and positive comparable sales performance in the U.K. and Russia, the segment's two largest Company-operated restaurant markets, partly offset by negative results in Germany.

In APMEA, the constant currency decrease in 2014 was driven by negative comparable sales primarily due to the impact of the supplier issue in China and Japan. Results benefited from expansion, partly offset by refranchising in Australia. The constant currency increase in revenues in 2013 was driven by expansion in China and other markets, partly offset by negative comparable sales, primarily in China.

18 McDonald's Corporation 2014 Annual Report

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2014		2013		2012
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	(2.1%)	(4.1%)	(0.2%)	(1.6%)	3.3%	1.9%
Europe	(0.6)	(2.2)	0.0	(1.5)	2.4	(0.5)
APMEA	(3.3)	(4.7)	(1.9)	(3.8)	1.4	2.2
Other Countries & Corporate	6.6	(1.5)	7.0	0.4	7.7	3.0
Total	(1.0%)	(3.6%)	0.2%	(1.9%)	3.1%	1.6%
In 2014, comparable guest count performance declined 3.6%. In Europe, Germany and Russia had the most significant impact on the comparable guest count decline. In APMEA, Japan and China accounted for most of the decline in comparable guest count performance, including the impact of the supplier issue. In 2013, comparable guest count performance declined 1.9%. Germany was the main contributor to the decline in Europe and Japan accounted for half of the decline in APMEA.

Systemwide sales increases/(decreases)

			Excluding currency translation
	2014	2013	2014	2013
U.S.	(1%)	1%	(1%)	1%
Europe	1	5	2	3
APMEA	(3)	(5)	1	3
Other Countries & Corporate	(7)	3	10	10
Total	(2%)	1%	1%	3%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2014	2013	2012	2014	2013	2014	2013
U.S.	$31,096	$31,344	$31,063	(1%)	1%	(1%)	1%
Europe	18,376	17,737	16,857	4	5	3	3
APMEA	12,309	12,759	13,723	(4)	(7)	2	4
Other Countries & Corporate	7,836	8,411	8,044	(7)	5	11	12
Total	$69,617	$70,251	$69,687	(1%)	1%	2%	3%

RESTAURANT MARGINS

▪	Franchised margins
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 70% of the combined restaurant margins in 2014, 2013 and 2012. Franchised margin dollars decreased $32 million or 0% (increased 1% in constant currencies) in 2014, reflecting a benefit from expansion and refranchising, offset by negative comparable sales performance. In 2013, franchised margin dollars increased $170 million or 2% (3% in constant currencies) primarily due to expansion.

Franchised margins

In millions	2014	2013	2012
U.S.	$3,572	$3,626	$3,594
Europe	2,546	2,475	2,352
APMEA	902	923	924
Other Countries & Corporate	555	583	567
Total	$7,575	$7,607	$7,437

Percent of revenues
U.S.	83.1%	83.6%	83.9%
Europe	77.9	78.3	79.0
APMEA	85.6	87.7	88.8
Other Countries & Corporate	85.5	86.0	85.6
Total	81.7%	82.4%	83.0%
In the U.S., the franchised margin percent decreased in 2014 primarily due to negative comparable sales and higher occupancy costs. The decrease in 2013 was due to higher depreciation related to reimaging and weak comparable sales.

McDonald's Corporation 2014 Annual Report 19

In Europe, the franchised margin percent decreased in 2014 primarily due to the impact of refranchising and negative comparable sales. The decrease in 2013 was due to higher rent expense in many markets and weak comparable sales primarily due to Germany.
In APMEA, the franchised margin percent decreased in 2014 partly due to the negative impact of the supplier issue in Japan, which reduced Japan's favorable contribution to the segment's margin percent. In addition, higher occupancy costs and refranchising negatively impacted the margin percent. The decrease in 2013 was partly due to Japan's negative sales performance and the impact of the weaker Yen. In addition, the segment was negatively impacted by a decline in Australia's results.
In connection with our 2014-2016 cash return target, we plan to refranchise at least 1,500 restaurants by selling company-operated restaurants to conventional franchisees and developmental licensees. While this refranchising activity may have a dilutive effect on the franchised margin percent, it results in higher franchised margin dollars.
In addition, the franchised margin percent in APMEA and Other Countries & Corporate is higher relative to the U.S. and Europe due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

▪	Company-operated margins
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. Company-operated margin dollars decreased $415 million or 13% (11% in constant currencies) in 2014, reflecting weak results across all segments. In 2013, Company-operated margin dollars decreased $83 million or 2% (2% in constant currencies), reflecting weak comparable sales in many markets, which impacted our ability to overcome cost pressures.

Company-operated margins

In millions	2014	2013	2012
U.S.	$756	$830	$883
Europe	1,423	1,566	1,501
APMEA	585	771	849
Other Countries & Corporate	117	129	146
Total	$2,881	$3,296	$3,379

Percent of sales
U.S.	17.4%	18.4%	19.5%
Europe	18.2	19.2	19.1
APMEA	11.1	14.2	15.9
Other Countries & Corporate	15.8	16.0	16.8
Total	15.9%	17.5%	18.2%
In the U.S., the Company-operated margin percent decreased in 2014 due to the impact of negative comparable guest counts and higher commodity and labor costs, partly offset by a higher average check. The margin percent decreased in 2013 primarily due to higher labor, commodity costs and other operating costs.
Europe’s Company-operated margin percent decreased in 2014 reflecting weaker results in Russia and Ukraine, as a challenging operating environment negatively impacted comparable sales performance and weaker currencies impacted imported commodity costs. The margin percent increased in 2013 due to the positive impact of sales performance in Russia, the U.K. and France, mostly offset by higher commodity and occupancy costs.
In APMEA, the Company-operated margin percent decreased in 2014 primarily due to the negative impact of the supplier issue in China and certain other markets. The margin percent decreased in 2013 primarily due to higher labor, occupancy and other costs, and negative comparable guest counts, partly offset by a higher average check.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses increased 4% (5% in constant currencies) in 2014 and decreased 3% (3% in constant currencies) in 2013. The increase in 2014 was primarily due to higher employee and other costs, the 2014 Winter Olympics and the Worldwide Owner/Operator Convention, partly offset by a reduction in incentive-based compensation. The decrease in 2013 was due to lower incentive-based compensation, partly offset by higher employee costs. In addition, 2013 benefited from the comparison to costs in 2012 related to the London Olympics and the Worldwide Owner/Operator Convention.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2014	2013	2012	2014	2013	2014	2013
U.S.	$772	$740	$782	4%	(5%)	4%	(5%)
Europe	741	703	695	5	1	6	0
APMEA	387	355	353	9	1	11	1
Other Countries & Corporate(1)	588	588	625	0	(6)	1	(6)
Total	$2,488	$2,386	$2,455	4%	(3%)	5%	(3%)

(1)
Included in Other Countries & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general and administrative expenses as a percent of revenues was 9.1% in 2014, 8.5% in 2013 and 8.9% in 2012. Selling, general and administrative expenses as a percent of Systemwide sales was 2.8% in 2014, 2.7% in 2013 and 2.8% in 2012. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support the overall McDonald's business.

20 McDonald's Corporation 2014 Annual Report

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2014	2013	2012
Gains on sales of restaurant businesses	$(137)	$(199)	$(152)
Equity in earnings of unconsolidated affiliates	9	(78)	(144)
Asset dispositions and other expense	147	30	52
Total	$19	$(247)	$(244)

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business. Gains on sales of restaurant businesses decreased in 2014 primarily in Australia, China and the U.S. The increase in 2013 was due primarily to more stores sold in Australia compared to 2012.

▪	Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates, but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets is reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants. Equity in earnings of unconsolidated affiliates decreased in 2014 and 2013 due to weaker operating results, primarily in Japan. In 2014, Japan's performance was negatively impacted by the supplier issue.

▪	Asset dispositions and other expense
Asset dispositions and other expense consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses. Asset dispositions and other expense increased in 2014 primarily due to higher asset write-offs and lower other income items in the U.S., and charges related to the supplier issue in China. The decrease in 2013 was due to the favorable resolution of certain liabilities and lower asset retirements, partly offset by lower gains on property sales and unconsolidated partnership dissolutions.

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2014	2013	2012	2014	2013	2014	2013
U.S.	$3,523	$3,779	$3,751	(7%)	1%	(7%)	1%
Europe	3,280	3,371	3,196	(3)	5	(2)	4
APMEA	1,066	1,480	1,566	(28)	(6)	(25)	0
Other Countries & Corporate	80	134	92	(40)	46	24	86
Total	$7,949	$8,764	$8,605	(9%)	2%	(8%)	3%

In the U.S., results for 2014 decreased due to lower restaurant margin dollars, lower other operating income and higher selling, general and administrative expenses. Results for 2013 increased due to lower selling, general and administrative expenses and higher franchised margin dollars, partly offset by lower Company-operated margin dollars.
In Europe, results for 2014 decreased primarily due to lower Company-operated margin dollars in Russia and Ukraine, partly offset by higher franchised margin dollars. The year was also negatively impacted by selling, general and administrative expenses associated with the 2014 Winter Olympics. Results for 2013 were driven by higher franchised and Company-operated margin dollars.

In APMEA, results for 2014 decreased primarily due to the supplier issue impacting results in China, Japan and certain other markets by an estimated $290 million. Results for 2013 reflected higher franchised margin dollars, mostly offset by lower Company-operated margin dollars.

▪	Combined operating margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 29.0% in 2014 and 31.2% in 2013 and 2012.

McDonald's Corporation 2014 Annual Report 21

INTEREST EXPENSE
Interest expense increased 9% and 1% in 2014 and 2013, respectively, primarily due to higher average debt balances. In addition, interest expense in 2013 benefited from lower average interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2014	2013	2012
Interest income	$(20)	$(15)	$(28)
Foreign currency and hedging activity	20	8	9
Other expense	7	45	28
Total	$7	$38	$9
Interest income consists primarily of interest earned on short-term cash investments. Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
PROVISION FOR INCOME TAXES
In 2014, 2013 and 2012, the reported effective income tax rates were 35.5%, 31.9% and 32.4%, respectively.
In 2014, the higher effective income tax rate was primarily due to a change in tax reserves for 2003-2010 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves related to audit progression in multiple foreign tax jurisdictions. Excluding these items, the effective income tax rate would have been 31.4%.
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
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.6 billion in 2014 and $1.5 billion in 2013. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARD
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $6.7 billion and exceeded capital expenditures by $4.1 billion in 2014, while cash provided by operations totaled $7.1 billion and exceeded capital expenditures by $4.3 billion in 2013. In 2014, cash provided by operations decreased $390 million or 5% compared with 2013 primarily due to lower operating results, partly offset by lower income tax payments. In 2013, cash provided by operations increased $155 million or 2% compared with 2012 primarily due to increased operating results.

Cash used for investing activities totaled $2.3 billion in 2014, a decrease of $369 million compared with 2013. The decrease primarily reflected lower capital expenditures, a decrease in other investing activities related to short-term time deposits and higher proceeds from sales of restaurant businesses. Cash used for investing activities totaled $2.7 billion in 2013, a decrease of $493 million compared with 2012. The decrease primarily reflected lower capital expenditures and a decrease in other investing activities related to short-term time deposits.
Cash used for financing activities totaled $4.6 billion in 2014, an increase of $575 million compared with 2013, primarily due to higher treasury stock purchases, partly offset by an increase in net borrowings. Cash used for financing activities totaled $4.0 billion in 2013, an increase of $193 million compared with 2012, primarily due to lower net debt issuances and higher dividend payments, partly offset by lower treasury stock purchases.
The Company’s cash and equivalents balance was $2.1 billion and $2.8 billion at year end 2014 and 2013, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2014, the Company opened 1,298 traditional restaurants and 18 satellite restaurants (small, limited-menu restaurants for which the land and building are generally leased), and closed 317 traditional restaurants and 170 satellite restaurants. In 2013, the Company opened 1,393 traditional restaurants and 45 satellite restaurants and closed 295 traditional restaurants and 194 satellite restaurants. The majority of restaurant openings and closings occurred in the major markets in both years. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end(1)

	2014	2013	2012
U.S.	14,350	14,278	14,157
Europe	7,855	7,602	7,368
APMEA	10,345	9,918	9,454
Other Countries & Corporate	3,708	3,631	3,501
Total	36,258	35,429	34,480

(1)	Includes satellite units at December 31, 2014, 2013 and 2012, as follows: U.S.—919, 973, 997; Europe—273, 261, 246; APMEA (primarily Japan)—641, 733, 871; Other Countries & Corporate—433, 451, 453.
Approximately 70% of Company-operated restaurants and nearly 75% of franchised restaurants were located in the major markets at the end of 2014. Over 80% of the restaurants at year-end 2014 were franchised.

22 McDonald's Corporation 2014 Annual Report

Capital expenditures decreased $242 million or 9% in 2014, primarily due to lower reinvestment in existing restaurants. Capital expenditures decreased $224 million or 7% in 2013, primarily due to lower reinvestment in existing restaurants, partly offset by higher investment in new restaurants. In both years, the lower reinvestment primarily reflected fewer planned reimages.
Capital expenditures invested in major markets, excluding Japan, represented over 70% of the total in 2014, 2013 and 2012. Japan is accounted for under the equity method, and accordingly its capital expenditures are not included in consolidated amounts.
Capital expenditures

In millions	2014	2013	2012
New restaurants	$1,435	$1,473	$1,340
Existing restaurants	1,044	1,244	1,615
Other(1)	104	108	94
Total capital expenditures	$2,583	$2,825	$3,049
Total assets	$34,281	$36,626	$35,386

(1)	Primarily corporate equipment and other office-related expenditures.
New restaurant investments in all years were concentrated in markets with strong returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.2 million in 2014.
The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2014 and 2013.
SHARE REPURCHASES AND DIVIDENDS
For 2014 through 2016, the Company expects to return $18 to $20 billion to shareholders through a combination of share repurchases and dividends, subject to business and market conditions. In 2014, the Company returned approximately $6.4 billion to shareholders through a combination of dividends paid and shares repurchased.
Shares repurchased and dividends

In millions, except per share data	2014	2013	2012
Number of shares repurchased	33.1	18.7	28.1
Shares outstanding at year end	963	990	1,003
Dividends declared per share	$3.28	$3.12	$2.87

Treasury stock purchases (in Shareholders' equity)	$3,175	$1,810	$2,605
Dividends paid	3,216	3,115	2,897
Total returned to shareholders	$6,391	$4,925	$5,502

In July 2012, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date ("2012 Program"). In May 2014, the Company's Board of Directors terminated the 2012 program and replaced it with a new share repurchase program, effective July 1, 2014, that authorizes the purchase of up to $10 billion of the Company's outstanding common stock with no specified expiration date. In 2014, approximately 33.1 million shares were repurchased for $3.2 billion, of which approximately 20.5 million shares or $1.9 billion were repurchased under the new program.
The Company has paid dividends on its common stock for 39 consecutive years and has increased the dividend amount every year. The 2014 full year dividend of $3.28 per share reflects the quarterly dividend paid for each of the first three quarters of $0.81 per share, with an increase to $0.85 per share paid in the fourth quarter. This 5% increase in the quarterly dividend equates to a $3.40 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets decreased $2.3 billion or 6% in 2014. Excluding the effect of changes in foreign currency exchange rates, total assets increased $578 million in 2014. Nearly 80% of total assets were in major markets at year-end 2014. Net property and equipment decreased $1.2 billion in 2014, primarily due to the impact of foreign currency translation and depreciation, partly offset by capital expenditures, and represented about 70% of total assets at year end.
Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.
Returns on assets and equity

	2014	2013	2012
Return on average assets	21.8%	24.8%	25.4%
Return on average common equity	31.3	35.8	37.5
In 2014 and 2013, return on average assets and return on average common equity decreased, reflecting lower operating results. Operating income does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about two percentage points for all years presented.

McDonald's Corporation 2014 Annual Report 23

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2014 totaled $15.0 billion, compared with $14.1 billion at December 31, 2013. The net increase in 2014 was primarily due to net issuances of $1.5 billion partly offset by changes in exchange rates on foreign currency denominated debt of $663 million.
Debt highlights(1)

	2014	2013	2012
Fixed-rate debt as a percent of total debt(2,3)	74%	74%	74%
Weighted-average annual interest rate of total debt(3)	4.0	4.0	4.0
Foreign currency-denominated debt as a percent of total debt(2)	40	41	36
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	54	47	47
Cash provided by operations as a percent of total debt(2)	45	50	51

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2014, the Company had $4.5 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has     $2.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). Debt maturing in 2015 is approximately     $1.1 billion of long-term corporate debt. In 2015, the Company expects to issue commercial paper and long-term debt to refinance this maturing debt. As of December 31, 2014, the Company's subsidiaries also had $863 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $5.9 billion and $5.8 billion for the years ended December 31, 2014 and 2013, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2014, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where our counterparty was required to post collateral on its liability position.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2014	2013
Euro	$4,949	$7,302
Australian Dollars	2,038	1,933
British Pounds Sterling	1,460	1,479
Canadian Dollars	1,231	1,412
Japanese Yen	640	390
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2014 levels nor a 10% adverse change in foreign currency rates from 2014 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn over 60% of our operating income. A significant portion of these historical earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made,

24 McDonald's Corporation 2014 Annual Report

and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal or state income taxes have been provided on these undistributed foreign earnings. The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $1.2 billion as of December 31, 2014. We do not intend, nor do we foresee a need, to repatriate these funds.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2014. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2015	$1,382		$2,652
2016	1,289	$831	2,568
2017	1,163	1,069	2,461
2018	1,044	1,005	2,353
2019	947	2,979	2,254
Thereafter	7,335	9,101	18,114
Total	$13,160	$14,985	$30,402

(1)
The maturities include reclassifications of short-term obligations to long-term obligations of $2.2 billion, as they are supported by a long-term line of credit agreement expiring in December 2019. Debt obligations do not include $5 million of noncash fair value hedging adjustments or $234 million of accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2014, total liabilities for the supplemental plans were $534 million.
In addition, total liabilities for gross unrecognized tax benefits were $988 million at December 31, 2014.
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

McDonald's Corporation 2014 Annual Report 25

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
Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges. Based on the annual goodwill impairment test, conducted in the fourth quarter, the Company does not have any reporting units (defined as each individual country) with risk of material goodwill impairment.

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
In 2014, the Company increased the balance of unrecognized tax benefits related to tax positions taken in prior years by $505 million, most of which came from foreign-related tax matters. After considering the impact of deferred tax offsets, interest and penalties, these foreign-related tax matters impacted the effective tax rate by 4.1%. See the Income Taxes footnote in the

Consolidated Financial Statements for the related tax reconciliations. The most significant new developments in 2014 are described below.
In 2014, the Company received an unfavorable lower tax court ruling in a foreign tax jurisdiction related to exempt income matters. As a result of this new information, the Company changed its judgment on the sustainability of this tax position for 2003-2010 and recorded an increase in the gross unrecognized tax benefits of $188 million. The Company intends to pursue all available remedies to defend this tax position.
In addition, the Company received new information from tax authorities during the progression of tax audits in multiple foreign tax jurisdictions, including the receipt of proposed tax assessments primarily related to transfer pricing matters. As a result of this new information, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits of $207 million. The Company settled certain of these tax audits in 2014 and plans to defend its position with the tax authorities on the remaining audits.
Also in 2014, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s U.S. Federal income tax returns for 2009 and 2010. In connection with this examination, the Company agreed to certain adjustments proposed by the IRS. The liabilities previously recorded related to these adjustments were adequate. In connection with this examination, the Company also received notices of proposed adjustments ("NOPAs") related to certain transfer pricing matters and engaged in audit defense discussions with the IRS. As a result of this new information, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits of $38 million. The Company disagrees with these proposed adjustments and will file a protest with the IRS Appeals Office in 2015.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification (“ASC”).
In 2012, the IRS completed its examination of the Company's U.S. federal income tax returns for 2007 and 2008. The Company and the IRS reached an agreement on adjustments that had been previously proposed by the IRS. The agreement did not have a material impact on the Company's cash flows, results of operations or financial position.
Deferred U.S. income taxes have not been recorded for temporary differences totaling $15.4 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
EFFECTS OF CHANGING PRICES—INFLATION
The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

26 McDonald's Corporation 2014 Annual Report

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
The denominator is the weighted-average cash used for investing activities during the applicable one-or three-year period. The weighted-average cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2014 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2014 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2013 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full-year impact on 2014 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2013 investing activities are included in the one-year and three-year calculations, respectively). Cash used for investing activities can vary significantly by quarter, resulting in a weighted-average that may be higher or lower than the simple average of the periods presented. Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.
The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:

One-year ROIIC calculation (dollars in millions):

Years ended December 31,	2014	2013	Increase/ (decrease)
NUMERATOR:
Operating income	$7,949.2	$8,764.3	$(815.1)
Depreciation and amortization	1,644.5	1,585.1	59.4
Currency translation(1)			152.0
Change in operating income plus depreciation and amortization (at constant foreign exchange rates)			$(603.7)
DENOMINATOR:
Weighted-average cash used for investing activities(2)			$2,769.2
Currency translation(1)			(12.2)
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$2,757.0
One-year ROIIC			(21.9)%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)
Represents one-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the two-year period ended December 31, 2014.

	Years ended December 31,
	2014	2013
Cash used for investing activities	$2,304.9	$2,673.8
AS A PERCENT
Quarters ended:
March 31	87.5%	12.5%
June 30	62.5	37.5
September 30	37.5	62.5
December 31	12.5	87.5

Three-year ROIIC calculation (dollars in millions):

Years ended December 31,	2014	2011	Increase/ (decrease)
NUMERATOR:
Operating income	$7,949.2	$8,529.7	$(580.5)
Depreciation and amortization	1,644.5	1,415.0	229.5
Currency translation(3)			473.6
Change in operating income plus depreciation and amortization (at constant foreign exchange rates)			$122.6
DENOMINATOR:
Weighted-average cash used for investing activities(4)			$8,547.2
Currency translation(3)			6.3
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$8,553.5
Three-year ROIIC			1.4%

(3)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(4)
Represents three-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the four-year period ended December 31, 2014.

	Years ended December 31,
	2014	2013	2012	2011
Cash used for investing activities	$2,304.9	$2,673.8	$3,167.3	$2,570.9
AS A PERCENT
Quarters ended:
March 31	87.5%	100.0%	100.0%	12.5%
June 30	62.5	100.0	100.0	37.5
September 30	37.5	100.0	100.0	62.5
December 31	12.5	100.0	100.0	87.5

McDonald's Corporation 2014 Annual Report 27

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2015. These statements use such words as “may,” “will,” “expect,” “believe” and “plan.” They reflect our expectations and speak only as of the date of this report. We do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. We have identified the principal risks and uncertainties that affect our performance elsewhere in this report, and investors are urged to consider these risks and uncertainties when evaluating our historical and expected performance.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 24 of the Form 10-K.

28 McDonald's Corporation 2014 Annual Report

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2014	2013	2012
REVENUES
Sales by Company-operated restaurants	$18,169.3	$18,874.2	$18,602.5
Revenues from franchised restaurants	9,272.0	9,231.5	8,964.5
Total revenues	27,441.3	28,105.7	27,567.0
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	6,129.7	6,361.3	6,318.2
Payroll & employee benefits	4,756.0	4,824.1	4,710.3
Occupancy & other operating expenses	4,402.6	4,393.2	4,195.2
Franchised restaurants-occupancy expenses	1,697.3	1,624.4	1,527.0
Selling, general & administrative expenses	2,487.9	2,385.6	2,455.2
Other operating (income) expense, net	18.6	(247.2)	(243.5)
Total operating costs and expenses	19,492.1	19,341.4	18,962.4
Operating income	7,949.2	8,764.3	8,604.6
Interest expense-net of capitalized interest of $14.7, $15.5 and $15.9	570.5	521.9	516.6
Nonoperating (income) expense, net	6.7	37.9	9.0
Income before provision for income taxes	7,372.0	8,204.5	8,079.0
Provision for income taxes	2,614.2	2,618.6	2,614.2
Net income	$4,757.8	$5,585.9	$5,464.8
Earnings per common share–basic	$4.85	$5.59	$5.41
Earnings per common share–diluted	$4.82	$5.55	$5.36
Dividends declared per common share	$3.28	$3.12	$2.87
Weighted-average shares outstanding–basic	980.5	998.4	1,010.1
Weighted-average shares outstanding–diluted	986.3	1,006.0	1,020.2
See Notes to consolidated financial statements.

McDonald's Corporation 2014 Annual Report 29

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2014	2013	2012
Net income	$4,757.8	$5,585.9	$5,464.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(1,971.6)	(279.4)	274.7
Reclassification of (gain) loss to net income	15.2	—	(0.1)
Foreign currency translation adjustments-net of tax benefit (expense) of $(196.0), $(5.3) and $(47.9)	(1,956.4)	(279.4)	274.6
Cash flow hedges:
Gain (loss) recognized in AOCI	40.1	(73.4)	19.8
Reclassification of (gain) loss to net income	(6.8)	35.9	10.8
Cash flow hedges-net of tax benefit (expense) of $(18.2), $11.4 and $(8.8)	33.3	(37.5)	30.6
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(26.6)	(52.8)	33.1
Reclassification of (gain) loss to net income	2.4	0.9	8.4
Defined benefit pension plans-net of tax benefit (expense) of $7.7, $14.2 and $(13.9)	(24.2)	(51.9)	41.5

Total other comprehensive income (loss), net of tax	(1,947.3)	(368.8)	346.7

Comprehensive income	$2,810.5	$5,217.1	$5,811.5

See Notes to consolidated financial statements.

30 McDonald's Corporation 2014 Annual Report

Consolidated Balance Sheet

In millions, except per share data	December 31, 2014	2013
ASSETS
Current assets
Cash and equivalents	$2,077.9	$2,798.7
Accounts and notes receivable	1,214.4	1,319.8
Inventories, at cost, not in excess of market	110.0	123.7
Prepaid expenses and other current assets	783.2	807.9
Total current assets	4,185.5	5,050.1
Other assets
Investments in and advances to affiliates	1,004.5	1,209.1
Goodwill	2,735.3	2,872.7
Miscellaneous	1,798.6	1,747.1
Total other assets	5,538.4	5,828.9
Property and equipment
Property and equipment, at cost	39,126.1	40,355.6
Accumulated depreciation and amortization	(14,568.6)	(14,608.3)
Net property and equipment	24,557.5	25,747.3
Total assets	$34,281.4	$36,626.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$860.1	$1,086.0
Income taxes	166.8	215.5
Other taxes	330.0	383.1
Accrued interest	233.7	221.6
Accrued payroll and other liabilities	1,157.3	1,263.8
Total current liabilities	2,747.9	3,170.0
Long-term debt	14,989.7	14,129.8
Other long-term liabilities	2,065.9	1,669.1
Deferred income taxes	1,624.5	1,647.7
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,239.1	5,994.1
Retained earnings	43,294.5	41,751.2
Accumulated other comprehensive income	(1,519.7)	427.6
Common stock in treasury, at cost; 697.7 and 670.2 million shares	(35,177.1)	(32,179.8)
Total shareholders’ equity	12,853.4	16,009.7
Total liabilities and shareholders’ equity	$34,281.4	$36,626.3
See Notes to consolidated financial statements.

McDonald's Corporation 2014 Annual Report 31

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2014	2013	2012
Operating activities
Net income	$4,757.8	$5,585.9	$5,464.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,644.5	1,585.1	1,488.5
Deferred income taxes	(90.7)	25.2	134.5
Share-based compensation	112.8	89.1	93.4
Other	369.5	26.8	(92.0)
Changes in working capital items:
Accounts receivable	27.0	56.2	(29.4)
Inventories, prepaid expenses and other current assets	(4.9)	(44.4)	(27.2)
Accounts payable	(74.7)	(60.7)	124.1
Income taxes	3.3	(154.4)	(74.0)
Other accrued liabilities	(14.3)	11.9	(116.6)
Cash provided by operations	6,730.3	7,120.7	6,966.1
Investing activities
Capital expenditures	(2,583.4)	(2,824.7)	(3,049.2)
Purchases of restaurant businesses	(170.5)	(181.0)	(158.5)
Sales of restaurant businesses and property	489.9	440.1	394.7
Other	(40.9)	(108.2)	(354.3)
Cash used for investing activities	(2,304.9)	(2,673.8)	(3,167.3)
Financing activities
Net short-term borrowings	510.4	(186.5)	(117.5)
Long-term financing issuances	1,540.6	1,417.2	2,284.9
Long-term financing repayments	(548.1)	(695.4)	(962.8)
Treasury stock purchases	(3,198.6)	(1,777.8)	(2,615.1)
Common stock dividends	(3,216.1)	(3,114.6)	(2,896.6)
Proceeds from stock option exercises	235.4	233.3	328.6
Excess tax benefit on share-based compensation	70.9	92.6	142.3
Other	(12.8)	(11.8)	(13.6)
Cash used for financing activities	(4,618.3)	(4,043.0)	(3,849.8)
Effect of exchange rates on cash and equivalents	(527.9)	58.7	51.4
Cash and equivalents increase (decrease)	(720.8)	462.6	0.4
Cash and equivalents at beginning of year	2,798.7	2,336.1	2,335.7
Cash and equivalents at end of year	$2,077.9	$2,798.7	$2,336.1
Supplemental cash flow disclosures
Interest paid	$573.2	$532.7	$533.7
Income taxes paid	2,388.3	2,546.0	2,447.8
See Notes to consolidated financial statements.

32 McDonald's Corporation 2014 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2011	1,660.6	$16.6	$5,487.3	$36,707.5	$(132.3)	$4.6	$577.4	(639.2)	$(28,270.9)	$14,390.2
Net income				5,464.8						5,464.8
Other comprehensive income (loss), net of tax					41.5	30.6	274.6			346.7
Comprehensive income										5,811.5
Common stock cash dividends ($2.87 per share)				(2,896.6)						(2,896.6)
Treasury stock purchases								(28.1)	(2,605.4)	(2,605.4)
Share-based compensation			93.4							93.4
Stock option exercises and other (including tax benefits of $150.8)			198.2	2.3				9.4	300.0	500.5
Balance at December 31, 2012	1,660.6	16.6	5,778.9	39,278.0	(90.8)	35.2	852.0	(657.9)	(30,576.3)	15,293.6
Net income				5,585.9						5,585.9
Other comprehensive income (loss), net of tax					(51.9)	(37.5)	(279.4)			(368.8)
Comprehensive income										5,217.1
Common stock cash dividends ($3.12 per share)				(3,114.6)						(3,114.6)
Treasury stock purchases								(18.7)	(1,810.5)	(1,810.5)
Share-based compensation			89.1							89.1
Stock option exercises and other (including tax benefits of $93.6)			126.1	1.9				6.4	207.0	335.0
Balance at December 31, 2013	1,660.6	16.6	5,994.1	41,751.2	(142.7)	(2.3)	572.6	(670.2)	(32,179.8)	16,009.7
Net income				4,757.8						4,757.8
Other comprehensive income (loss), net of tax					(24.2)	33.3	(1,956.4)			(1,947.3)
Comprehensive income										2,810.5
Common stock cash dividends ($3.28 per share)				(3,216.1)						(3,216.1)
Treasury stock purchases								(33.1)	(3,175.3)	(3,175.3)
Share-based compensation			112.8							112.8
Stock option exercises and other (including tax benefits of $70.2)			132.2	1.6				5.6	178.0	311.8
Balance at December 31, 2014	1,660.6	$16.6	$6,239.1	$43,294.5	$(166.9)	$31.0	$(1,383.8)	(697.7)	$(35,177.1)	$12,853.4
See Notes to consolidated financial statements.

McDonald's Corporation 2014 Annual Report 33

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2014	2013	2012
Conventional franchised	20,774	20,355	19,869
Developmental licensed	5,228	4,747	4,350
Foreign affiliated	3,542	3,589	3,663
Franchised	29,544	28,691	27,882
Company-operated	6,714	6,738	6,598
Systemwide restaurants	36,258	35,429	34,480
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

In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.
FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2014–$808.2; 2013–$808.4; 2012–$787.5. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2014–$98.7; 2013–$75.4; 2012–$113.5. Costs related to the Olympics sponsorship are included in these expenses for 2014 and 2012. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.
SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2014	2013	2012
Share-based compensation expense	$112.8	$89.1	$93.4
After tax	$72.8	$60.6	$63.2
Earnings per common share-diluted	$0.08	$0.06	$0.06
Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2014, there was $97.3 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2014, 2013 and 2012 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2014	2013	2012
Expected dividend yield	3.3%	3.5%	2.8%
Expected stock price volatility	20.0%	20.6%	20.8%
Risk-free interest rate	2.0%	1.2%	1.1%
Expected life of options (in years)	6.1	6.1	6.1
Fair value per option granted	$12.23	$11.09	$13.65

34 McDonald's Corporation 2014 Annual Report

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–three to 12 years.
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
The following table presents the 2014 activity in goodwill by segment:

In millions	U.S.	Europe	APMEA(1)	Other Countries & Corporate(2)	Consolidated
Balance at December 31, 2013	$1,293.6	$958.1	$428.7	$192.3	$2,872.7
Net restaurant purchases (sales)	2.2	16.8	(0.2)	15.1	33.9
Currency translation		(126.2)	(27.8)	(17.3)	(171.3)
Balance at December 31, 2014	$1,295.8	$848.7	$400.7	$190.1	$2,735.3

(1)	APMEA represents Asia/Pacific, Middle East and Africa.

(2)	Other Countries & Corporate represents Canada, Latin America and Corporate.

LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together in the U.S. at a television market level, and internationally, at a country level. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment (e.g., negative operating cash flows for the most recent trailing 24-month period) exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.
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

McDonald's Corporation 2014 Annual Report 35

▪	Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2014
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$115.9	$130.2	$246.1
Derivative liabilities		$(50.2)	$(50.2)

December 31, 2013
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$128.2	$71.6	$199.8
Derivative liabilities		$(179.3)	$(179.3)

*	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2014, no material fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2014, the fair value of the Company’s debt obligations was estimated at $16.7 billion, compared to a carrying amount of $15.0 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

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

36 McDonald's Corporation 2014 Annual Report

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2014 and 2013:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2014	2013	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$80.5	$28.3	Accrued payroll and other liabilities	$(0.2)	$(28.8)
Interest rate	Prepaid expenses and other current assets	2.6	—
Foreign currency	Miscellaneous other assets	15.5	2.5	Other long-term liabilities	(34.6)	(114.7)
Interest rate	Miscellaneous other assets	9.6	24.8	Other long-term liabilities	(7.5)	(12.0)
Total derivatives designated as hedging instruments		$108.2	$55.6		$(42.3)	$(155.5)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$120.6	$6.7
Foreign currency	Prepaid expenses and other current assets	17.3	9.3	Accrued payroll and other liabilities	$(7.9)	$(23.8)
Equity	Miscellaneous other assets	—	128.2
Total derivatives not designated as hedging instruments		$137.9	$144.2		$(7.9)	$(23.8)
Total derivatives		$246.1	$199.8		$(50.2)	$(179.3)
The following table presents the pretax amounts affecting income and OCI for the years ended December 31, 2014 and 2013, respectively:

In millions
Derivatives in Fair Value Hedging Relationships	Gain (Loss) Recognized in Income on Derivative		Hedged Items in Fair Value Hedging Relationships		Gain (Loss) Recognized in Income on Related Hedged Items

	2014	2013			2014		2013
Interest rate	$(8.1)	$(29.5)	Fixed-rate debt		$8.1		$29.5

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified into Income from Accumulated OCI (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)

	2014	2013	2014	2013	2014		2013
Commodity	$—	$(34.1)
Foreign currency	62.0	(65.5)	$11.0	$(50.3)	$9.5		$(6.1)
Interest rate(1)	—	—	(0.5)	(0.4)	—		—
Total	$62.0	$(99.6)	$10.5	$(50.7)	$9.5		$(6.1)

	Gain (Loss) Recognized in Accumulated OCI (Effective Portion)				Derivatives Not Designated for Hedge Accounting	Gain (Loss) Recognized in Income on Derivative
Net Investment Hedging Relationships

	2014	2013				2014	2013
Foreign currency denominated debt	$954.6	$(382.8)			Foreign currency	$10.4	$(30.2)
Foreign currency derivatives	126.6	(18.4)			Equity(2)	23.5	21.8
Total	$1,081.2	$(401.2)			Total	$33.9	$(8.4)
Gains (losses) recognized in income on derivatives are recorded in Nonoperating (income) expense, net unless otherwise noted.

(1)	The amount of gain (loss) reclassified from accumulated OCI into income is recorded in Interest expense.

(2)	The amount of gain (loss) recognized in income on the derivatives used to hedge the supplemental benefit plan liabilities is primarily recorded in Selling, general & administrative expenses.

McDonald's Corporation 2014 Annual Report 37

▪	Fair Value Hedges
The Company enters into fair value hedges to reduce the
exposure to changes in the fair values of certain liabilities. The Company's fair value hedges convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At December 31, 2014, $2.6 billion of the Company's outstanding fixed-rate debt was effectively converted. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2014.

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
The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2014, the Company had derivatives outstanding with an equivalent notional amount of $391.1 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
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
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 27 months and have an equivalent notional amount of $145.1 million.

The Company recorded after tax adjustments to the cash flow hedging component of accumulated OCI in shareholders’ equity. The Company recorded a net increase of $33.3 million for the year ended December 31, 2014 and a net decrease of $37.5 million for the year ended December 31, 2013. Based on interest rates and foreign exchange rates at December 31, 2014, the $31.0 million in cumulative cash flow hedging gains, after tax, at December 31, 2014, is not expected to have a significant effect on earnings over the next 12 months.

▪	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders’ equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2014, $4.6 billion of the Company’s third party foreign currency denominated debt, $3.8 billion of intercompany foreign currency denominated debt, and $835.7 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

▪	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2014 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2014, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where its counterparties were required to post collateral on their liability positions.
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

38 McDonald's Corporation 2014 Annual Report

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2014–5.8; 2013–7.6; 2012–10.1. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2014–5.3 ; 2013–4.7; 2012–4.7.
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

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2014	2013
Land	$5,788.4	$5,849.3
Buildings and improvements on owned land	14,322.4	14,715.6
Buildings and improvements on leased land	13,284.0	13,825.2
Equipment, signs and seating	5,113.8	5,376.8
Other	617.5	588.7
	39,126.1	40,355.6
Accumulated depreciation and amortization	(14,568.6)	(14,608.3)
Net property and equipment	$24,557.5	$25,747.3
Depreciation and amortization expense for property and equipment was (in millions): 2014–$1,539.3; 2013–$1,498.8; 2012–$1,402.2.

Other Operating (Income) Expense, Net

In millions	2014	2013	2012
Gains on sales of restaurant businesses	$(137.4)	$(199.4)	$(151.5)
Equity in earnings of unconsolidated affiliates	8.9	(78.2)	(143.5)
Asset dispositions and other expense	147.1	30.4	51.5
Total	$18.6	$(247.2)	$(243.5)

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.

▪	Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in earnings from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes. McDonald’s share of results for partnerships in certain consolidated markets are reported before income taxes. These partnership restaurants are operated under conventional franchise arrangements and, therefore, are classified as conventional franchised restaurants.

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

McDonald's Corporation 2014 Annual Report 39

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
Revenues from franchised restaurants consisted of:

In millions	2014	2013	2012
Rents	$6,106.7	$6,054.4	$5,863.5
Royalties	3,085.1	3,100.4	3,032.6
Initial fees	80.2	76.7	68.4
Revenues from franchised restaurants	$9,272.0	$9,231.5	$8,964.5
Future gross minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2015	$1,298.3	$1,353.7	$2,652.0
2016	1,258.0	1,309.8	2,567.8
2017	1,205.3	1,256.1	2,461.4
2018	1,164.5	1,188.8	2,353.3
2019	1,127.1	1,127.2	2,254.3
Thereafter	9,670.7	8,442.8	18,113.5
Total minimum payments	$15,723.9	$14,678.4	$30,402.3
At December 31, 2014, net property and equipment under franchise arrangements totaled $15.2 billion (including land of $4.4 billion) after deducting accumulated depreciation and amortization of $8.2 billion.

Leasing Arrangements

At December 31, 2014, the Company was the lessee at 15,059 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under non-cancelable leases covering certain offices and vehicles.
The following table provides detail of rent expense:

In millions	2014	2013	2012
Company-operated restaurants:
U.S.	$61.3	$61.6	$59.1
Outside the U.S.	708.3	713.4	661.0
Total	769.6	775.0	720.1
Franchised restaurants:
U.S.	446.3	441.6	433.0
Outside the U.S.	610.1	572.0	519.7
Total	1,056.4	1,013.6	952.7
Other	106.3	104.0	104.2
Total rent expense	$1,932.3	$1,892.6	$1,777.0
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2014–$164.2; 2013–$175.6; 2012–$169.6. Franchised restaurants: 2014–$182.8; 2013–$187.4; 2012–$178.7.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2015	$1,305.3	$76.5	$1,381.8
2016	1,222.2	66.7	1,288.9
2017	1,107.8	55.4	1,163.2
2018	995.4	48.7	1,044.1
2019	905.3	41.4	946.7
Thereafter	7,178.7	156.8	7,335.5
Total minimum payments	$12,714.7	$445.5	$13,160.2

40 McDonald's Corporation 2014 Annual Report

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2014	2013	2012
U.S.	$2,681.9	$2,912.7	$2,879.7
Outside the U.S.	4,690.1	5,291.8	5,199.3
Income before provision for income taxes	$7,372.0	$8,204.5	$8,079.0
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2014	2013	2012
U.S. federal	$1,124.8	$1,238.2	$1,129.9
U.S. state	148.4	175.0	189.8
Outside the U.S.	1,431.7	1,180.2	1,160.0
Current tax provision	2,704.9	2,593.4	2,479.7
U.S. federal	(81.8)	46.2	144.9
U.S. state	(6.2)	(6.7)	5.5
Outside the U.S.	(2.7)	(14.3)	(15.9)
Deferred tax provision	(90.7)	25.2	134.5
Provision for income taxes	$2,614.2	$2,618.6	$2,614.2
Net deferred tax liabilities consisted of:

In millions	December 31, 2014	2013
Property and equipment	$1,754.6	$1,812.4
Other	907.0	639.8
Total deferred tax liabilities	2,661.6	2,452.2
Property and equipment	(394.4)	(407.9)
Employee benefit plans	(400.3)	(388.9)
Intangible assets	(252.2)	(210.1)
Deferred foreign tax credits	(272.9)	(192.3)
Operating loss carryforwards	(286.5)	(154.0)
Other	(331.2)	(347.6)
Total deferred tax assets before valuation allowance	(1,937.5)	(1,700.8)
Valuation allowance	287.9	172.8
Net deferred tax liabilities	$1,012.0	$924.2
Balance sheet presentation:
Deferred income taxes	$1,624.5	$1,647.7
Other assets-miscellaneous	(591.2)	(621.4)
Current assets-prepaid expenses and other current assets	(21.3)	(102.1)
Net deferred tax liabilities	$1,012.0	$924.2

At December 31, 2014, the Company had net operating loss carryforwards of $1.1 billion, of which $760 million has an indefinite carryforward. The remainder will expire at various dates from 2015 to 2031.
The Company's effective income tax rate is typically lower than the U.S. statutory tax rate primarily because non-U.S. income is generally subject to local statutory country tax rates that are below the 35% U.S. statutory tax rate and reflect the impact of global transfer pricing. For 2014, the effective income tax rate is higher than in 2013 primarily due to changes in tax reserves related to certain foreign tax matters.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.6	1.3	1.6
Foreign income taxed at different rates	(4.8)	(5.1)	(4.9)
Taxes related to unfavorable lower tax court ruling and audit progression in foreign tax jurisdictions	4.1	—	—
Other, net	(0.4)	0.7	0.7
Effective income tax rates	35.5%	31.9%	32.4%
As of December 31, 2014 and 2013, the Company’s gross unrecognized tax benefits totaled $988.1 million and $512.7 million, respectively. After considering the deferred tax accounting impact, it is expected that about $580 million of the total as of December 31, 2014 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2014	2013
Balance at January 1	$512.7	$482.4
Decreases for positions taken in prior years	(19.5)	(38.3)
Increases for positions taken in prior years	504.7	29.4
Increases for positions related to the current year	80.7	53.8
Settlements with taxing authorities	(78.0)	(2.4)
Lapsing of statutes of limitations	(12.5)	(12.2)
Balance at December 31(1)	$988.1	$512.7

(1)
Of this amount, $909.0 million and $495.1 million are included in Other long-term liabilities for 2014 and 2013, respectively, and $19.5 million and $16.8 million are included in Current liabilities - income taxes for 2014 and 2013, respectively, on the Consolidated balance sheet. The remainder is included in Deferred income taxes on the Consolidated balance sheet.

In 2014, the Internal Revenue Service ("IRS") concluded its field examination of the Company's 2009 and 2010 U.S. federal income tax returns. In connection with this examination, the Company agreed to certain adjustments that have been proposed by the IRS and appropriately accounted for these adjustments in accordance with ASC 740. Also in connection with this examination, the Company received notices of proposed adjustments ("NOPAs") related to certain transfer pricing matters. The Company disagrees with the IRS' proposed adjustments and will file a protest with the IRS Appeals Office in 2015. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing and exempt income. In addition, the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by $120 million to $390 million, of which $10 million to $60 million could favorably affect the effective tax rate. This would be due to the expected settlement of the 2009 and 2010 IRS agreed-upon adjustments, the possible settlement of the 2009 and 2010 IRS protest, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In addition, it is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax

McDonald's Corporation 2014 Annual Report 41

benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. For U.S. federal and major state tax jurisdictions, the Company is generally no longer subject to income tax examinations for years prior to 2009. With respect to major foreign tax jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2007.
The Company had $119.0 million and $55.4 million accrued for interest and penalties at December 31, 2014 and 2013, respectively. The Company recognized interest and penalties related to tax matters of $87.9 million in 2014, $14.4 million in 2013, and $11.2 million in 2012, which are included in the provision for income taxes.
Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $15.4 billion at December 31, 2014 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Employee Benefit Plans

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a regular employer match, and a discretionary employer match. The 401(k) feature allows participants to make pretax contributions that are matched each pay period from shares released under the ESOP. The Profit Sharing and Savings Plan also provides for a discretionary employer match after the end of the year for those participants eligible to share in the match.
All current account balances, future contributions and related earnings can be invested in several investment alternatives as well as McDonald’s common stock in accordance with each participant’s elections. Participants’ future contributions to the 401(k) feature are limited to 20% investment in McDonald’s common stock. Participants may choose to make separate investment choices for current account balances and for future contributions.
The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $534.0 million at December 31, 2014, and $531.1 million at December 31, 2013, and were primarily included in other long-term liabilities on the Consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2014, derivatives with a fair value of $115.9 million indexed to the Company's stock and a total return swap with a notional amount of $206.3 million indexed to certain market indices were included at their fair value in Prepaid expenses and other current assets on the Consolidated balance sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.

Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2014–$29.1; 2013–$21.9; 2012–$27.9. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2014–$54.4; 2013–$51.2; 2012–$62.5.
The total combined liabilities for international retirement plans were $74.7 million and $75.0 million at December 31, 2014 and 2013, respectively. Other post-retirement benefits and post- employment benefits were immaterial.

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

In millions	2014	2013	2012
U.S.	$8,651.0	$8,851.3	$8,813.7
Europe	11,077.4	11,299.8	10,827.4
APMEA	6,324.4	6,477.2	6,391.1
Other Countries & Corporate	1,388.5	1,477.4	1,534.8
Total revenues	$27,441.3	$28,105.7	$27,567.0
U.S.	$3,522.5	$3,779.3	$3,750.4
Europe	3,280.2	3,370.6	3,195.8
APMEA	1,066.4	1,479.7	1,566.1
Other Countries & Corporate	80.1	134.7	92.3
Total operating income	$7,949.2	$8,764.3	$8,604.6
U.S.	$11,872.1	$11,711.8	$11,431.6
Europe	12,811.1	15,096.3	14,223.3
APMEA	5,884.8	6,202.7	6,419.3
Other Countries & Corporate	3,713.4	3,615.5	3,312.3
Total assets	$34,281.4	$36,626.3	$35,386.5
U.S.	$736.1	$875.5	$1,065.0
Europe	1,157.5	1,157.3	1,114.7
APMEA	548.8	654.6	716.6
Other Countries & Corporate	141.0	137.3	152.9
Total capital expenditures	$2,583.4	$2,824.7	$3,049.2
U.S.	$512.2	$503.6	$477.1
Europe	659.6	627.1	573.5
APMEA	338.4	319.2	296.2
Other Countries & Corporate	134.3	135.2	141.7
Total depreciation and amortization	$1,644.5	$1,585.1	$1,488.5
Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2014–$29,264.7; 2013– $30,679.8; 2012–$29,644.5; U.S. based: 2014–$11,883.1; 2013–$11,632.2; 2012–$11,308.7.

42 McDonald's Corporation 2014 Annual Report

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2014, the Company had a $2.5 billion line of credit agreement expiring in December 2019 with fees of 0.060% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 4.1% at December 31, 2014 (based on $862.9 million of foreign currency bank line borrowings and $200.0 million of commercial paper) and 5.1% at December 31, 2013 (based on $609.7 million of foreign currency bank line borrowings).
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
ESOP LOANS
Borrowings related to the leveraged Employee Stock Ownership Plan ("ESOP") at December 31, 2014, which include $16.0 million of loans from the Company to the ESOP, are reflected as debt with a corresponding reduction of shareholders’ equity (additional paid-in capital included a balance of $13.7 million and $19.9 million at December 31, 2014 and 2013, respectively). The ESOP is repaying the loans and interest through 2018 using Company contributions and dividends from its McDonald’s common stock holdings. As the principal amount of the borrowings is repaid, the debt and the unearned ESOP compensation (additional paid-in capital) are reduced.

The following table summarizes the Company’s debt obligations (interest rates and debt amounts reflected in the table include the effects of interest rate swaps).

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2014	2013	2014	2013
Fixed		4.5%	4.6%	$6,604.7	$6,460.6
Floating		3.2	3.2	2,450.0	1,900.0
Total U.S. Dollars	2015-2043			9,054.7	8,360.6
Fixed		3.2	3.3	3,014.7	2,884.9
Floating		2.9	2.8	320.3	357.2
Total Euro	2015-2029			3,335.0	3,242.1
Total British Pounds Sterling - Fixed	2020-2054	5.3	6.0	1,163.3	744.3
Total Chinese Renminbi - Floating	2015	5.6	5.4	630.1	525.1
Fixed		2.9	2.9	104.3	118.7
Floating		0.3	0.4	208.6	759.8
Total Japanese Yen	2016-2030			312.9	878.5
Fixed		2.1	1.9	268.3	281.0
Floating		4.0	3.6	220.7	85.4
Total other currencies(2)	2015-2056			489.0	366.4
Debt obligations before fair value adjustments(3)				14,985.0	14,117.0
Fair value adjustments(4)				4.7	12.8
Total debt obligations(5)				$14,989.7	$14,129.8

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2014 debt balances, before fair value adjustments, were as follows (in millions): 2015–$0.0; 2016–$830.7; 2017–$1,069.1; 2018–$1,005.0; 2019–$2,979.3; Thereafter–$9,100.9. These amounts include a reclassification of short-term obligations totaling $2.2 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2019.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

(5)	The net increase in 2014 was primarily due to net issuances of $1.5 billion partly offset by changes in exchange rates on foreign currency denominated debt of $663 million.

McDonald's Corporation 2014 Annual Report 43

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 67.6 million at December 31, 2014, including 42.0 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $258.9 million, $325.2 million and $469.8 million, respectively. Cash received from stock options exercised during 2014 was $235.4 million and the tax benefit realized from stock options exercised totaled $80.8 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2014, 2013 and 2012, and changes during the years then ended, is presented in the following table:

	2014				2013		2012
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	25.1	$69.15			27.4	$59.86	31.7	$47.77
Granted	3.9	95.13			3.7	94.36	4.9	99.63
Exercised	(5.1)	46.09			(5.7)	40.12	(8.6)	38.51
Forfeited/expired	(0.5)	94.56			(0.3)	79.15	(0.6)	55.28
Outstanding at end of year	23.4	$77.99	6.1	$403.6	25.1	$69.15	27.4	$59.86
Exercisable at end of year	14.4	$67.76	4.8	$389.9	15.6		17.1
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
A summary of the Company’s RSU activity during the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	2014		2013		2012
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.0	$78.89	1.8	$68.23	2.1	$56.78
Granted	0.9	85.12	1.0	83.98	0.5	90.34
Vested	(0.6)	69.29	(0.7)	56.93	(0.8)	50.69
Forfeited	(0.1)	85.16	(0.1)	82.44	0.0	68.72
Nonvested at end of year	2.2	$83.49	2.0	$78.89	1.8	$68.23
The total fair value of RSUs vested during 2014, 2013 and 2012 was $54.9 million, $60.2 million and $76.4 million, respectively. The tax benefit realized from RSUs vested during 2014 was $16.5 million.

44 McDonald's Corporation 2014 Annual Report

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2014	2013	2014		2013		2014	2013	2014	2013
Revenues
Sales by Company-operated restaurants	$4,296.7	$4,744.3	$4,596.2		$4,923.1		$4,785.9	$4,761.4	$4,490.5	$4,445.4
Revenues from franchised restaurants	2,275.5	2,348.9	2,390.9		2,400.3		2,395.8	2,322.4	2,209.8	2,159.9
Total revenues	6,572.2	7,093.2	6,987.1		7,323.4		7,181.7	7,083.8	6,700.3	6,605.3
Company-operated margin	620.0	815.6	721.5		918.7		816.1	841.9	723.4	719.4
Franchised margin	1,854.1	1,927.2	1,959.7		1,991.9		1,968.2	1,923.3	1,792.7	1,764.7
Operating income	1,751.7	2,200.4	2,072.5		2,416.7		2,189.0	2,197.7	1,936.0	1,949.5
Net income	$1,097.5	$1,397.0	$1,068.4		$1,522.2		$1,387.1	$1,396.5	$1,204.8	$1,270.2
Earnings per common share—basic	$1.14	$1.41	$1.09		$1.53		$1.40	$1.39	$1.22	$1.27
Earnings per common share—diluted	$1.13	$1.40	$1.09		$1.52		$1.40	$1.38	$1.21	$1.26
Dividends declared per common share			$1.66	(1)	$1.58	(2)	$0.81	$0.77	$0.81	$0.77
Weighted-average common shares—basic	966.6	992.5	978.7		997.3		987.4	1,001.4	989.6	1,002.7
Weighted-average common shares—diluted	971.5	999.3	983.8		1,004.2		993.2	1,008.7	995.9	1,010.8
Market price per common share:
High	$97.50	$99.27	$101.36		$101.81		$103.78	$103.70	$99.07	$99.78
Low	87.62	93.14	90.53		94.01		96.52	95.16	92.22	89.25
Close	93.70	97.03	94.81		96.21		100.74	99.00	98.03	99.69

(1)	Includes a $0.81 per share dividend declared and paid in third quarter and a $0.85 per share dividend declared in third quarter and paid in fourth quarter.

(2)	Includes a $0.77 per share dividend declared and paid in third quarter and a $0.81 per share dividend declared in third quarter and paid in fourth quarter.

McDonald's Corporation 2014 Annual Report 45

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2014, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2014, 2013 and 2012 and the Company’s internal control over financial reporting as of December 31, 2014. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 24, 2015

46 McDonald's Corporation 2014 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2015

McDonald's Corporation 2014 Annual Report 47

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited McDonald's Corporation's internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 24, 2015

48 McDonald's Corporation 2014 Annual Report

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding (i) directors and the Company’s Code of Conduct for the Board of Directors and (ii) its Standards of Business Conduct, which applies to all officers and employees, is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2014. We will post any amendments to or any waivers for directors and executive officers from provisions of the above-referenced documents on the Company’s website at www.governance.mcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 9 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2014. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	25,604,026	(1)	$78.56	41,984,937
Equity compensation plans not approved by security holders	56,228	(2)	35.21
Total	25,660,254		$78.46	41,984,937

(1)
Includes 16,065,874 stock options and 508,884 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 7,323,096 stock options and 1,706,172 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

(2)	Includes 56,228 stock options granted under the 1992 Stock Ownership Plan.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

McDonald's Corporation 2014 Annual Report 49

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 29 through 44 of this Form 10-K.

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

50 McDonald's Corporation 2014 Annual Report

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

(u)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

(v)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

(w)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

(x)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014. **

(y)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

(z)	Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2014.**

McDonald's Corporation 2014 Annual Report 51

(12)	Computation of Ratios.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

52 McDonald's Corporation 2014 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Senior Executive Vice President and
Chief Financial Officer

February 24, 2015
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 24th day of February, 2015:
Signature, Title

By	/s/ Susan E. Arnold
Susan E. Arnold
Director

By	/s/ Peter J. Bensen
Peter J. Bensen
Corporate Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Margaret H. Georgiadis
Margaret H. Georgiadis
Director

By	/s/ Enrique Hernandez, Jr.
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
Miles D. White
Director

McDonald's Corporation 2014 Annual Report 53