Form 10-Q
period 2015-03-31
MCDONALDS CORP
filed 2015-05-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

958,514,890
(Number of shares of common stock
outstanding as of March 31, 2015)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$1,634.8	$2,077.9
Accounts and notes receivable	1,091.8	1,214.4
Inventories, at cost, not in excess of market	98.8	110.0
Prepaid expenses and other current assets	767.4	783.2
Total current assets	3,592.8	4,185.5
Other assets
Investments in and advances to affiliates	900.5	1,004.5
Goodwill	2,593.5	2,735.3
Miscellaneous	1,767.1	1,798.6
Total other assets	5,261.1	5,538.4
Property and equipment
Property and equipment, at cost	37,551.0	39,126.1
Accumulated depreciation and amortization	(14,249.3)	(14,568.6)
Net property and equipment	23,301.7	24,557.5
Total assets	$32,155.6	$34,281.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$702.0	$860.1
Income taxes	372.1	166.8
Other taxes	317.0	330.0
Accrued interest	182.4	233.7
Accrued payroll and other liabilities	1,178.4	1,157.3
Total current liabilities	2,751.9	2,747.9
Long-term debt	14,291.8	14,989.7
Other long-term liabilities	1,997.6	2,065.9
Deferred income taxes	1,711.0	1,624.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,312.3	6,239.1
Retained earnings	43,290.0	43,294.5
Accumulated other comprehensive income	(2,482.0)	(1,519.7)
Common stock in treasury, at cost; 702.1 and 697.7 million shares	(35,733.6)	(35,177.1)
Total shareholders’ equity	11,403.3	12,853.4
Total liabilities and shareholders’ equity	$32,155.6	$34,281.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2015	2014
Revenues
Sales by Company-operated restaurants	$3,914.1	$4,490.5
Revenues from franchised restaurants	2,044.8	2,209.8
Total revenues	5,958.9	6,700.3
Operating costs and expenses
Company-operated restaurant expenses	3,354.3	3,767.1
Franchised restaurants—occupancy expenses	403.6	417.1
Selling, general & administrative expenses	582.8	620.4
Other operating (income) expense, net	232.7	(40.3)
Total operating costs and expenses	4,573.4	4,764.3
Operating income	1,385.5	1,936.0
Interest expense	147.3	135.5
Nonoperating (income) expense, net	(15.9)	17.2
Income before provision for income taxes	1,254.1	1,783.3
Provision for income taxes	442.6	578.5
Net income	$811.5	$1,204.8
Earnings per common share-basic	$0.84	$1.22
Earnings per common share-diluted	$0.84	$1.21
Dividends declared per common share	$0.85	$0.81
Weighted average shares outstanding-basic	960.6	989.6
Weighted average shares outstanding-diluted	965.5	995.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2015	2014
Net income	$811.5	$1,204.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(979.7)	(22.3)
Reclassification of (gain) loss to net income	—	13.1
Foreign currency translation adjustments-net of tax benefit (expense) of $(159.9) and $17.4	(979.7)	(9.2)
Cash flow hedges:
Gain (loss) recognized in AOCI	22.2	30.2
Reclassification of (gain) loss to net income	(5.3)	(13.4)
Cash flow hedges-net of tax benefit (expense) of $(9.5) and $(7.2)	16.9	16.8
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(1.4)	6.5
Reclassification of (gain) loss to net income	1.9	2.6
Defined benefit pension plans-net of tax benefit (expense) of $0.6 and $(4.4)	0.5	9.1
Total other comprehensive income (loss), net of tax	(962.3)	16.7
Comprehensive income (loss)	$(150.8)	$1,221.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2015	2014
Operating activities
Net income	$811.5	$1,204.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	386.1	410.4
Deferred income taxes	12.5	(24.0)
Share-based compensation	20.0	25.3
Other	242.9	54.7
Changes in working capital items	226.5	236.1
Cash provided by operations	1,699.5	1,907.3
Investing activities
Capital expenditures	(392.6)	(568.8)
Sales and purchases of restaurant businesses and property sales	47.6	78.7
Other	(4.2)	(118.1)
Cash used for investing activities	(349.2)	(608.2)
Financing activities
Short-term borrowings and long-term financing issuances and repayments	(289.8)	(235.1)
Treasury stock purchases	(606.4)	(439.5)
Common stock dividends	(816.3)	(801.7)
Proceeds from stock option exercises	98.6	86.4
Excess tax benefit on share-based compensation	19.4	35.0
Other	1.2	(0.2)
Cash used for financing activities	(1,593.3)	(1,355.1)
Effect of exchange rates on cash and cash equivalents	(200.1)	1.1
Cash and equivalents decrease	(443.1)	(54.9)
Cash and equivalents at beginning of period	2,077.9	2,798.7
Cash and equivalents at end of period	$1,634.8	$2,743.8
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2014 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2015 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2015	2014
Conventional franchised	20,787	20,369
Developmental licensed	5,261	4,833
Foreign affiliated	3,508	3,572
Total Franchised	29,556	28,774
Company-operated	6,734	6,719
Systemwide restaurants	36,290	35,493
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.9 million shares and 6.3 million shares for the first quarter 2015 and 2014, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 12.7 million shares and 9.2 million shares for the first quarter 2015 and 2014, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2014 Annual Report on Form 10-K.
At March 31, 2015, the fair value of the Company’s debt obligations was estimated at $16.1 billion, compared to a carrying amount of $14.3 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Total derivatives designated as hedging instruments	$209.3	$108.2	$(40.0)	$(42.3)
Total derivatives not designated as hedging instruments	140.4	137.9	(19.0)	(7.9)
Total derivatives	$349.7	$246.1	$(59.0)	$(50.2)

The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for quarters ended March 31, 2015 and 2014, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2015	2014	2015	2014	2015	2014
Cash Flow Hedges	$32.0	$43.2	$5.6	$19.2	$10.0	$(0.6)
Net Investment Hedges	$800.5	$(46.8)
Undesignated derivatives					$9.6	$1.3

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At March 31, 2015, $2.7 billion of the Company's outstanding fixed-rate debt was effectively converted. For the quarter ended March 31, 2015, the Company recognized an $8.1 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2015, the Company had derivatives outstanding with an equivalent notional amount of $340.5 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 24 months and have an equivalent notional amount of $142.6 million.
Based on market conditions at March 31, 2015, the $47.9 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2015, $3.8 billion of the Company's third party foreign currency denominated debt, $3.4 billion of intercompany foreign currency denominated debt and $714.6 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2015 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

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

	Quarters Ended
	March 31,
In millions	2015	2014
Revenues
U.S.	$1,978.1	$2,054.1
Europe	2,164.2	2,712.2
APMEA	1,524.7	1,618.8
Other Countries & Corporate	291.9	315.2
Total revenues	$5,958.9	$6,700.3
Operating Income
U.S.	$731.8	$820.8
Europe	600.9	752.5
APMEA	68.5	345.1
Other Countries & Corporate	(15.7)	17.6
Total operating income	$1,385.5	$1,936.0

Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." The provisions of this update are effective as of January 1, 2017; however, in April 2015, the FASB proposed a one-year deferral of the effective date. The Company is currently evaluating the impact of the provisions of ASC 606.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to significantly impact the Company.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. On May 4, 2015, the Company announced a worldwide business restructuring that will combine markets with similar needs, challenges, and opportunities for growth into four new segments effective July 1, 2015, as follows:

•	U.S. - the Company’s largest segment, accounting for more than 40% of the Company’s 2014 operating income;

•
International Lead Markets - established markets including Australia, Canada, France, Germany and the UK, which operate within similar economic and competitive dynamics, offer similar growth opportunities and collectively represented about 40% of the Company’s 2014 operating income;

•
High-Growth Markets - markets with relatively higher restaurant expansion and franchising potential including China, Italy, Poland, Russia, South Korea, Spain, Switzerland and the Netherlands. Together these markets accounted for about 10% of the Company’s 2014 operating income; and

•
Foundational Markets - the remaining markets in the McDonald’s system, each of which has the potential to operate under a largely franchised model. Corporate activities will also be reported within this segment.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,290 restaurants in 119 countries at March 31, 2015, 29,556 were licensed to franchisees (including 20,787 franchised to conventional franchisees, 5,261 licensed to developmental licensees and 3,508 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,734 were operated by the Company.
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
The business is managed as distinct geographic segments. Significant reportable segments include the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the quarter ended March 31, 2015, the U.S., Europe and APMEA segments accounted for 33%, 36% and 26% of total revenues, respectively.
Strategic Direction
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's long-term success and in building a powerful and enduring economic advantage. By leveraging our System, we are able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, our business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve. The strength of our business model is enduring, but the reality is our performance has not met expectations.
As we celebrate 60 years of McDonald’s, we are focused on the urgent need to reset and turn around the business. In our effort to shape McDonald's future as a modern, progressive burger company, our priorities are threefold - driving operational growth, returning excitement to our brand and unlocking financial value.
The immediate priority for our business is restoring growth under a new organizational structure and ownership mix designed to provide greater focus on the customer, improve our operating fundamentals and drive a recommitment to running great restaurants. As we turn around our business, we will look to create more excitement around the brand and ensure that we build on our rich heritage of positively impacting the communities we serve.
Beginning July 1, 2015, McDonald’s will operate under a new organizational structure with the following four segments that combine markets with similar needs, challenges, and opportunities for growth:

•	U.S. - the Company’s largest segment, accounting for more than 40% of the Company’s 2014 operating income;

•
International Lead Markets - established markets including Australia, Canada, France, Germany, and the UK, which operate within similar economic and competitive dynamics, offer similar growth opportunities and collectively represented about 40% of the Company’s 2014 operating income;

•
High-Growth Markets - markets with relatively higher restaurant expansion and franchising potential including China, Italy, Poland, Russia, South Korea, Spain, Switzerland and the Netherlands. Together these markets accounted for about 10% of the Company’s 2014 operating income; and

•
Foundational Markets - the remaining markets in the McDonald’s system, each of which has the potential to operate under a largely franchised model. Corporate activities will also be reported within this segment.

As we restructure our organization and instill greater customer focus, the turnaround effort will be governed by stronger financial discipline, faster decision making and clear management accountability. The enhancements to McDonald’s operating approach will be accompanied by plans to further optimize the Company’s restaurant ownership mix, deliver G&A savings and accelerate cash returned to shareholders. Specifically, the Company expects to:

•
Accelerate the pace of refranchising by increasing the global franchised percentage from the current 81% to about 90% by the end of 2018 through refranchising about 3,500 restaurants. In conjunction with our refranchising plans, we will take a market-by-market approach, set higher financial screens for markets operating company-operated restaurants, and leverage both conventional and developmental licensee structures across the segments. Our new, more heavily-franchised business model will generate more stable and predictable revenue and cash flow streams and will require a less resource-intensive support structure;

•
Deliver approximately $300 million in net annual G&A savings, most of which will be realized by the end of 2017, in connection with the Company's organizational restructure, refranchising strategy, and more stringent discipline around spending throughout the organization; and

•	Return $8 to $9 billion to shareholders in 2015 and to reach the top end of its 3-year $18 to $20 billion cash return to shareholders target by the end of 2016.
While we continue our efforts to regain our business momentum through our turnaround plan and improve sales at our more than 36,000 restaurants around the world, our current performance reflects the ongoing pressures of the business, which we expect to persist at least through the first half of the year.
Financial Performance
Global comparable sales decreased 2.3% for the quarter, reflecting negative guest traffic in all major segments. On a consolidated basis, comparable guest counts decreased 4.7% for the quarter. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a balanced contribution from both guest counts and average check.
U.S. comparable sales decreased 2.6% for the quarter, reflecting negative sales and guest traffic as the segment's product and promotional offers did not overcome the competitive activity. With new U.S. leadership, the U.S. is focused on a strategic roadmap that includes a revamped marketing approach, localization of initiatives that are designed to address customer insights and the competitive dynamics that are unique to each market, and menu simplification. In addition, the U.S. is focused on strengthening its menu pipeline by providing more choice and customization, as well as refining its value proposition to offer the right balance of value and choice to create more logical relationships across menu price tiers.
In Europe, comparable sales decreased 0.6% for the quarter as positive performance in the U.K. was more than offset by weak results in France and Russia. McDonald's Europe continues to target opportunities to improve critical aspects of its business amidst ongoing macro-economic headwinds across much of the segment.
In APMEA, comparable sales decreased 8.3% for the quarter primarily due to the impact of prolonged, broad-based consumer perception issues in Japan, along with negative but improving performance in China. The Company continues to aggressively execute brand recovery efforts related to the 2014 supplier issue in these markets.
First Quarter Operating Results Included:

•	Global comparable sales decrease of 2.3%, reflecting negative guest traffic in all major segments

•	Consolidated revenues decrease of 11% (1% in constant currencies)

•
Consolidated operating income decrease of 28% (20% in constant currencies) due to weaker operating performance and $195 million of strategic charges related to restaurant closings and other management actions

•
Diluted earnings per share of $0.84, a decrease of 31% (23% in constant currencies), which includes strategic charges totaling $0.17 per share and a negative foreign currency translation impact of $0.09 per share. In constant currencies and excluding the strategic charges, earnings per share decreased $0.11 or 9%

•	Return of $1.4 billion to shareholders through dividends and share repurchases
Outlook
While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company's future results, both for the remainder of 2015 as well as over the long term in connection with our announced turnaround plan. Our current performance reflects the ongoing pressures of the business, which we expect to persist through at least the first half of 2015.
2015

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2015, the total basket of goods cost is expected to increase 1.5%-2.5% in the U.S. and 2%-3% in Europe.

•
The Company is currently analyzing the impact of the turnaround plan on full-year 2015 selling, general and administrative expenses, including the potential impact and timing of any one-time items. Guidance will be provided when the Company reports results for the quarter and six months ended June 30, 2015.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2015 to increase about 15% compared with 2014 based on plans to return $8 to $9 billion to shareholders this year.

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

•
The Company expects the effective income tax rate for the full-year 2015 to be at the high end of the existing 31%-33% range. Some volatility may be experienced between the quarters resulting in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2015 to be approximately $2.0 billion. About half of this amount will be used to open new restaurants. The Company expects to open more than 1,000 restaurants including about 450 restaurants in affiliated and developmental licensee markets where the Company does not fund any capital expenditures. The Company expects net additions of about 300 restaurants, reflecting 700 restaurant closings. The remaining capital will be used to reinvest in existing locations.

Long-term

•
The Company expects to return $8 to $9 billion to shareholders in 2015 and to reach the top end of its 3-year $18 to $20 billion cash return to shareholders target by the end of 2016 through a combination of dividends and share repurchases.

•	The Company expects to refranchise about 3,500 restaurants with franchised restaurants accounting for approximately 90% of global restaurants by the end of 2018.

•
The Company expects to achieve net annual savings on selling, general and administrative expenses of about $300 million, most of which will be realized by the end of 2017, in connection with the Company's organizational restructure, refranchising strategy, and more stringent discipline around spending throughout the organization.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2015
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,914.1	(13)%
Revenues from franchised restaurants	2,044.8	(7)
Total revenues	5,958.9	(11)
Operating costs and expenses
Company-operated restaurant expenses	3,354.3	(11)
Franchised restaurants—occupancy expenses	403.6	(3)
Selling, general & administrative expenses	582.8	(6)
Other operating (income) expense, net	232.7	n/m
Total operating costs and expenses	4,573.4	(4)
Operating income	1,385.5	(28)
Interest expense	147.3	9
Nonoperating (income) expense, net	(15.9)	n/m
Income before provision for income taxes	1,254.1	(30)
Provision for income taxes	442.6	(23)
Net income	$811.5	(33)%
Earnings per common share-basic	$0.84	(31)%
Earnings per common share-diluted	$0.84	(31)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2015	2014	2015
Revenues	$5,958.9	$6,700.3	$(700.7)
Company-operated margins	559.8	723.4	(71.2)
Franchised margins	1,641.2	1,792.7	(142.4)
Selling, general & administrative expenses	582.8	620.4	39.9
Operating income	1,385.5	1,936.0	(157.3)
Net income	811.5	1,204.8	(84.6)
Earnings per share-diluted	$0.84	$1.21	$(0.09)
The impact of foreign currency translation on consolidated operating results for the quarter reflected the weaker Euro, Russian Ruble, Australian Dollar and most other currencies.

Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 33% (26% in constant currencies) to $811.5 million, and diluted earnings per share decreased 31% (23% in constant currencies) to $0.84. Foreign currency translation had a negative impact of $0.09 on diluted earnings per share.
In the first quarter, as part of our focus to optimize the business, the Company recognized strategic charges of $195 million in operating income, negatively impacting earnings per share by $0.17. This included the following costs:

•	$85 million of asset write-offs related to the Company's previously-announced refranchising initiative and other charges;

•
$72 million of asset write-offs related to management's decision to close about 220 under-performing restaurants, primarily in the U.S. and China, and the decision by McDonald's Japan to close about 130 restaurants. These restaurant closings are in addition to the 350 planned closures globally; and

•	$38 million of restructuring charges in the U.S. in connection with management's initiative to create a flatter, more efficient organization.
In constant currencies and excluding the impact of these charges, earnings per share decreased $0.11 or 9%, reflecting lower company-operated margins, weaker results in Japan and a higher effective tax rate, partly offset by a benefit from a decrease in diluted weighted average shares outstanding due to share repurchases.
During the quarter, the Company paid a quarterly dividend of $0.85 per share or $816.3 million and repurchased 6.6 million shares of its stock for $624.5 million.
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

REVENUES
Dollars in millions
Quarters Ended March 31,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$990.2	$1,040.9	(5)%	(5)%
Europe	1,494.7	1,925.8	(22)	1
APMEA	1,274.0	1,356.9	(6)	(2)
Other Countries & Corporate	155.2	166.9	(7)	5
Total	$3,914.1	$4,490.5	(13)%	(1)%
Franchised revenues
U.S.	$987.9	$1,013.2	(2)%	(2)%
Europe	669.5	786.4	(15)	2
APMEA	250.7	261.9	(4)	5
Other Countries & Corporate	136.7	148.3	(8)	9
Total	$2,044.8	$2,209.8	(7)%	1%
Total revenues
U.S.	$1,978.1	$2,054.1	(4)%	(4)%
Europe	2,164.2	2,712.2	(20)	1
APMEA	1,524.7	1,618.8	(6)	(1)
Other Countries & Corporate	291.9	315.2	(7)	7
Total	$5,958.9	$6,700.3	(11)%	(1)%
Consolidated revenues decreased 11% (1% in constant currencies) for the quarter. The constant currency decrease reflected the impact of negative comparable sales, mostly offset by expansion.

•
In the U.S., revenues decreased for the quarter due to negative comparable sales, reflecting negative comparable guest counts as the segment's product and promotional offers did not offset competitive activity.

•
In Europe, the constant currency results for the quarter reflected a benefit from expansion, primarily in Russia and France, and positive comparable sales in the U.K. This was mostly offset by negative comparable sales in France and Russia and the impact of refranchising.

•
In APMEA, the constant currency decrease for the quarter was driven by negative comparable sales primarily in China and Japan, mostly offset by a benefit from expansion in the segment and positive comparable sales in Australia.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2015 and 2014:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,*	2015	2014
U.S.	(2.6)%	(1.7)%
Europe	(0.6)	1.4
APMEA	(8.3)	0.8
Other Countries & Corporate	6.4	6.1
Total	(2.3)%	0.5%

*	On a consolidated basis, comparable guest counts decreased 4.7% and 3.1% for the quarters 2015 and 2014, respectively.
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2015:

SYSTEMWIDE SALES
Quarter Ended March 31, 2015	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	(2)%	(2)%
Europe	(17)	2
APMEA	(12)	(5)
Other Countries & Corporate	(11)	9
Total	(9)%	0%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	$7,247.4	$7,338.1	(1)%	(1)%
Europe	3,780.0	4,402.2	(14)	2
APMEA	2,673.2	3,108.8	(14)	(6)
Other Countries & Corporate	1,648.0	1,867.6	(12)	9
Total*	$15,348.6	$16,716.7	(8)%	0%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $2,943.3 million and $3,548.5 million for the quarters 2015 and 2014, respectively. Results were impacted by negative comparable sales and the weaker Yen in Japan, and many weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		(Decrease)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2015	2014	2015	2014
Franchised
U.S.	81.3%	82.5%	$803.5	$836.1	(4)%	(4)%
Europe	76.0	76.9	509.1	604.8	(16)	1
APMEA	84.9	86.3	212.8	226.1	(6)	3
Other Countries & Corporate	84.8	84.8	115.8	125.7	(8)	11
Total	80.3%	81.1%	$1,641.2	$1,792.7	(8)%	(1)%
Company-operated
U.S.	15.3%	17.3%	$151.1	$180.1	(16)%	(16)%
Europe	16.3	17.0	243.8	328.0	(26)	(8)
APMEA	11.3	14.0	143.4	190.5	(25)	(20)
Other Countries & Corporate	13.9	14.9	21.5	24.8	(13)	(2)
Total	14.3%	16.1%	$559.8	$723.4	(23)%	(13)%
Franchised margin dollars decreased $151.5 million or 8% (1% in constant currencies) for the quarter.

•	In the U.S., the franchised margin percent decreased for the quarter primarily due to higher lease expense and negative comparable sales.

•	In Europe, the franchised margin percent decreased for the quarter primarily due to higher lease expense, the impact of refranchising and lower rental income as a percentage of franchised sales.

•
In APMEA, the franchised margin percent decreased for the quarter partly due to weaker operating performance in Japan, which reduced Japan's favorable contribution to the segment's margin percent. In addition, higher lease expense and refranchising negatively impacted the margin percent. While refranchising may have a dilutive effect on the franchised margin percent, it results in higher franchised margin dollars.

Company-operated margin dollars decreased $163.6 million or 23% (13% in constant currencies) for the quarter. The constant currency decrease was primarily due to weak performance across all segments.

•
In the U.S., the Company-operated margin percent decreased for the quarter due to the impact of negative comparable guest counts and higher labor and commodity costs, partly offset by a higher average check.

•
In Europe, the Company-operated margin percent decreased for the quarter reflecting weaker results in Russia due to negative comparable sales performance and the impact of currency and inflationary pressures on commodity costs.

•
In APMEA, the Company-operated margin percent decreased for the quarter primarily due to weak performance in China and other Asian markets. The ongoing impact from the 2014 supplier issue continued to pressure sales and commodity costs in China.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2015	2014
Food & paper	33.9%	33.7%
Payroll & employee benefits	26.8	26.2
Occupancy & other operating expenses	25.0	24.0
Total expenses	85.7%	83.9%
Company-operated margins	14.3%	16.1%

Selling, General & Administrative Expenses
Selling, general and administrative expenses decreased $37.6 million or 6% (0% in constant currencies) for the quarter. The constant currency results reflect the benefit from comparison to prior year costs related to the 2014 Winter Olympics, partly offset by higher marketing costs.
Selling, general and administrative expenses as a percent of revenues increased to 9.8% for the quarter 2015 compared with 9.3% for 2014, and as a percent of Systemwide sales increased to 3.0% for the quarter 2015 compared with 2.9% for 2014, as weaker foreign currencies are having a bigger impact on revenues and sales.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2015	2014
Gains on sales of restaurant businesses	$(24.6)	$(29.0)
Equity in earnings of unconsolidated affiliates	63.4	(16.5)
Asset dispositions and other (income) expense, net	193.9	5.2
Total	$232.7	$(40.3)
Equity in earnings of unconsolidated affiliates decreased for the quarter primarily due to results in Japan, reflecting negative operating performance and the impact of the decision by McDonald's Japan to close under-performing restaurants.
Asset dispositions and other expense increased for the quarter, primarily due to asset write-offs related to the decision to close under-performing restaurants, mostly in the U.S. and China, other asset write-offs as part of the refranchising initiative and U.S. restructuring charges.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2015	2014	(Decrease)	(Decrease) Excluding Currency Translation
U.S.	$731.8	$820.8	(11)%	(11)%
Europe	600.9	752.5	(20)	(4)
APMEA	68.5	345.1	(80)	(77)
Other Countries & Corporate	(15.7)	17.6	n/m	(57)
Total	$1,385.5	$1,936.0	(28)%	(20)%
Operating income decreased $550.5 million or 28% (20% in constant currencies) for the quarter, partly reflecting strategic charges of $195 million.

•	In the U.S., operating income for the quarter decreased due to lower restaurant margin dollars, and restructuring and restaurant closing charges.

•
In Europe, constant currency operating income for the quarter decreased primarily due to lower Company-operated margin dollars in Russia and lower other operating income, partly offset by lower selling, general and administrative expenses which benefited from prior year costs related to the 2014 Winter Olympics.

•
In APMEA, constant currency operating income for the quarter decreased primarily due to strategic charges related to the impact from restaurant closings incremental to plan and other management actions, negative operating performance in Japan and lower Company-operated margin dollars.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 23.3% and 28.9% for the quarters 2015 and 2014, respectively.

Interest Expense
Interest expense increased 9% (15% in constant currencies) for the quarter primarily due to higher average debt balances, partly offset by weaker foreign currencies.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2015	2014
Interest Income	$(2.3)	$(3.4)
Foreign currency and hedging activity	(15.9)	12.0
Other (income) expense, net	2.3	8.6
Total	$(15.9)	$17.2
Income Taxes
The effective income tax rate was was 35.3% and 32.4% for the quarters 2015 and 2014, respectively. The higher effective tax rate for 2015 was primarily due to certain first quarter strategic charges that had limited tax benefits and weaker operating performance in certain foreign markets that resulted in an unfavorable shift in the mix of income.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.7 billion and exceeded capital expenditures by $1.3 billion for the first quarter 2015. Cash provided by operations decreased $207.8 million compared with the first quarter 2014, primarily due to lower operating results.
Cash used for investing activities totaled $349.2 million for the first quarter 2015, a decrease of $259.0 million compared with the first quarter 2014, primarily due to lower capital expenditures and a decrease in other investing activities related to short-term time deposits.
Cash used for financing activities totaled $1.6 billion for the first quarter 2015, an increase of $238.2 million compared with the first quarter 2014, primarily due to higher treasury stock purchases.
Debt obligations at March 31, 2015 totaled $14.3 billion compared with $15.0 billion at December 31, 2014. The decrease was primarily due to net debt repayments and the impact of foreign currency translation.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification (ASC) 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." The provisions of this update are effective as of January 1, 2017; however, in April 2015, the FASB proposed a one-year deferral of the effective date. The Company is currently evaluating the impact of the provisions of ASC 606.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to significantly impact the Company.

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
If we do not successfully design and execute our business strategies, we may not be able to increase revenues or market share.
To drive future results, our business strategies must be effective in achieving market share gains while at the same time delivering operating income growth. These strategies are aligned around the priorities that represent our greatest opportunities to drive results. Whether we successfully execute these strategies depends mainly on our System’s ability to:

•	Continue to innovate and differentiate in all aspects of the McDonald’s experience in a way that balances value with profitability;

•	Reinvest in our restaurants and identify and develop restaurant sites consistent with our System’s plans for net growth of System-wide restaurants;

•	Provide clean and friendly environments that deliver a consistent McDonald's experience and demonstrate high service levels;

•	Drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours; and

•	Manage the complexity of our restaurant operations.
If we are unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
If our announced turnaround plans are not successful in driving improved performance, our results may suffer.
On May 4, 2015, we announced our initial turnaround plans with several components: restructure market segments, optimize restaurant ownership mix through accelerated refranchising effort and deliver cost savings. If our initial turnaround plans are not successful, take longer than initially projected, or are not executed effectively, our business operations and financial results could be adversely affected.
In addition, the initial turnaround plans present various risks to the McDonald’s System and increase the chances that existing risks described elsewhere in this section will have an adverse effect. A more detailed description of the initial turnaround plans can be found in our Strategic Direction section of this report.
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

Our success also depends on the willingness and ability of our independent franchisees to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. The ability of our franchisees to contribute to the achievement of our plans is dependent in large part on the availability of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees or the Company. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subject to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
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
The profitability of our company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supply, fuel, utilities, distribution and other operating costs. Any volatility in certain commodity prices could adversely affect our operating results by impacting restaurant profitability. The commodity market for some of the ingredients we use, such as beef and chicken, is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
Our success depends in part on our System’s ability to recruit and retain qualified personnel to work in our restaurants. Increased costs associated with recruiting and retaining such qualified personnel, whether because of the trend toward higher statutory minimum wages and social expenses or because of voluntary increases in wages necessitated by labor market conditions, could have a negative impact on the margins of our company-operated restaurants. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us or the franchisees and suppliers that are also part of the McDonald’s System and whose performance has a material impact on our results.
We are also impacted by the costs and other effects of compliance with U.S. and overseas regulations affecting our workforce, which includes our staff and employees working in our company-operated restaurants. These regulations are increasingly focused on wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on our business.
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
Our regulatory environment worldwide exposes us to complex compliance and similar risks that could affect our operations and results in material ways. In many of our markets, including the United States and countries in Europe, we are subject to increasing regulation, which has increased our cost of doing business. We are affected by the cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards imposed by multiple governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings.
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
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide optional technology-related services to franchisees.
Our operating results could also be affected by the following:

•	The relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings;

•	The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices; and

•	The scope and terms of insurance or indemnification protections that we may have.
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
The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. We also license our intellectual property to franchisees and other third parties and we cannot assure you that they will not take actions that hurt the value of our intellectual property.
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
Changes in accounting standards or the recognition of impairment or other charges may adversely affect our future operations and results.
New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant effect on our reported results for the affected periods.
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

•
The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as part of our continuous review of our corporate structure and strategies in light of business, legal and tax considerations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding this matter.

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - 31, 2015	2,500,965	$91.93	2,500,965	$7,837,806,495
February 1 - 28, 2015	1,931,341	93.97	1,931,341	7,656,317,525
March 1 - 31, 2015	2,191,424	97.23	2,191,424	7,443,246,188
Total	6,623,730	$94.28	6,623,730

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

	(s)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2014.**

	(t)	Separation Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(u)	Later Date Agreement between Janice Fields and the Company, dated May 15, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2013.**

	(v)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(w)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

(i) 2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, filed herewith.**

	(x)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(y)	Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2014.**

	(z)	Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Form 8-K, filed on March 3, 2015.**

	(aa)	Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

(12)		Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
May 7, 2015	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer