Form 10-Q
period 2015-06-30
MCDONALDS CORP
filed 2015-08-05
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

941,810,237
(Number of shares of common stock
outstanding as of June 30, 2015)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$3,998.5	$2,077.9
Accounts and notes receivable	1,178.6	1,214.4
Inventories, at cost, not in excess of market	102.3	110.0
Prepaid expenses and other current assets	692.8	783.2
Total current assets	5,972.2	4,185.5
Other assets
Investments in and advances to affiliates	860.3	1,004.5
Goodwill	2,627.5	2,735.3
Miscellaneous	1,796.7	1,798.6
Total other assets	5,284.5	5,538.4
Property and equipment
Property and equipment, at cost	38,391.9	39,126.1
Accumulated depreciation and amortization	(14,700.7)	(14,568.6)
Net property and equipment	23,691.2	24,557.5
Total assets	$34,947.9	$34,281.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$840.1	$860.1
Income taxes	62.4	166.8
Other taxes	348.6	330.0
Accrued interest	168.2	233.7
Accrued payroll and other liabilities	1,341.5	1,157.3
Total current liabilities	2,760.8	2,747.9
Long-term debt	17,901.6	14,989.7
Other long-term liabilities	2,112.4	2,065.9
Deferred income taxes	1,612.2	1,624.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,363.2	6,239.1
Retained earnings	43,681.6	43,294.5
Accumulated other comprehensive income	(2,110.0)	(1,519.7)
Common stock in treasury, at cost; 718.8 and 697.7 million shares	(37,390.5)	(35,177.1)
Total shareholders’ equity	10,560.9	12,853.4
Total liabilities and shareholders’ equity	$34,947.9	$34,281.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2015	2014	2015	2014
Revenues
Sales by Company-operated restaurants	$4,261.1	$4,785.9	$8,175.2	$9,276.4
Revenues from franchised restaurants	2,236.6	2,395.8	4,281.4	4,605.6
Total revenues	6,497.7	7,181.7	12,456.6	13,882.0
Operating costs and expenses
Company-operated restaurant expenses	3,596.3	3,969.8	6,950.6	7,736.9
Franchised restaurants—occupancy expenses	411.0	427.6	814.6	844.7
Selling, general & administrative expenses	592.4	629.2	1,175.2	1,249.6
Other operating (income) expense, net	48.7	(33.9)	281.4	(74.2)
Total operating costs and expenses	4,648.4	4,992.7	9,221.8	9,757.0
Operating income	1,849.3	2,189.0	3,234.8	4,125.0
Interest expense	149.2	137.9	296.5	273.4
Nonoperating (income) expense, net	(12.3)	(20.4)	(28.2)	(3.2)
Income before provision for income taxes	1,712.4	2,071.5	2,966.5	3,854.8
Provision for income taxes	510.0	684.4	952.6	1,262.9
Net income	$1,202.4	$1,387.1	$2,013.9	$2,591.9
Earnings per common share-basic	$1.26	$1.40	$2.10	$2.62
Earnings per common share-diluted	$1.26	$1.40	$2.09	$2.61
Dividends declared per common share	$0.85	$0.81	$1.70	$1.62
Weighted average shares outstanding-basic	953.2	987.4	956.9	988.5
Weighted average shares outstanding-diluted	957.6	993.2	961.7	994.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Net income	$1,202.4	$1,387.1	$2,013.9	$2,591.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	389.2	113.5	(590.5)	91.2
Reclassification of (gain) loss to net income	0.2	2.1	0.2	15.2
Foreign currency translation adjustments-net of tax benefit (expense) of $67.0, $(0.2), $(92.9) and $17.2	389.4	115.6	(590.3)	106.4
Cash flow hedges:
Gain (loss) recognized in AOCI	(10.2)	(16.7)	12.0	13.5
Reclassification of (gain) loss to net income	(9.4)	7.3	(14.7)	(6.1)
Cash flow hedges-net of tax benefit (expense) of $11.0, $4.4, $1.5 and $(2.8)	(19.6)	(9.4)	(2.7)	7.4
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	—	(1.4)	6.5
Reclassification of (gain) loss to net income	2.2	1.4	4.1	4.0
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.6 and $(4.4)	2.2	1.4	2.7	10.5
Total other comprehensive income (loss), net of tax	372.0	107.6	(590.3)	124.3
Comprehensive income (loss)	$1,574.4	$1,494.7	$1,423.6	$2,716.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Operating activities
Net income	$1,202.4	$1,387.1	$2,013.9	$2,591.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	392.2	413.2	778.3	823.6
Deferred income taxes	2.8	(14.8)	15.3	(38.8)
Share-based compensation	27.7	26.5	47.7	51.8
Other	19.2	9.0	262.1	63.7
Changes in working capital items	(130.8)	(334.0)	95.7	(97.9)
Cash provided by operations	1,513.5	1,487.0	3,213.0	3,394.3
Investing activities
Capital expenditures	(415.9)	(589.6)	(808.5)	(1,158.4)
Sales and purchases of restaurant businesses and property sales	51.0	79.2	98.6	157.9
Other	18.4	(104.7)	14.2	(222.8)
Cash used for investing activities	(346.5)	(615.1)	(695.7)	(1,223.3)
Financing activities
Net short-term borrowings	(293.8)	(68.3)	(38.8)	236.4
Long-term financing issuances	4,227.3	1,536.1	4,227.8	1,536.4
Long-term financing repayments	(501.4)	(1.0)	(1,046.7)	(541.1)
Treasury stock purchases	(1,555.4)	(703.5)	(2,161.8)	(1,143.0)
Common stock dividends	(811.0)	(800.6)	(1,627.3)	(1,602.3)
Proceeds from stock option exercises	36.6	75.3	135.2	161.7
Excess tax benefit on share-based compensation	6.0	21.5	25.4	56.5
Other	(20.7)	(8.5)	(19.5)	(8.7)
Cash provided by (used for) financing activities	1,087.6	51.0	(505.7)	(1,304.1)
Effect of exchange rates on cash and cash equivalents	109.1	3.9	(91.0)	5.0
Cash and equivalents increase	2,363.7	926.8	1,920.6	871.9
Cash and equivalents at beginning of period	1,634.8	2,743.8	2,077.9	2,798.7
Cash and equivalents at end of period	$3,998.5	$3,670.6	$3,998.5	$3,670.6
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2014 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2015 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2015	2014
Conventional franchised	20,903	20,481
Developmental licensed	5,293	4,943
Foreign affiliated	3,516	3,570
Total Franchised	29,712	28,994
Company-operated	6,656	6,689
Systemwide restaurants	36,368	35,683
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.4 million shares and 5.8 million shares for the quarters 2015 and 2014, respectively, and 4.8 million shares and 6.1 million shares for the six months 2015 and 2014, respectively. Stock options that would have been antidilutive and therefore were not included in the calculation of diluted weighted-average shares totaled 9.5 million shares and 4.8 million shares for the quarters 2015 and 2014, respectively, and 10.0 million shares and 5.9 million shares for the six months 2015 and 2014, respectively.

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
At June 30, 2015, the fair value of the Company’s debt obligations was estimated at $18.7 billion, compared to a carrying amount of $17.9 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Total derivatives designated as hedging instruments	$82.2	$108.2	$(41.0)	$(42.3)
Total derivatives not designated as hedging instruments	119.3	137.9	(7.3)	(7.9)
Total derivatives	$201.5	$246.1	$(48.3)	$(50.2)
The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the six months ended June 30, 2015 and 2014, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2015	2014	2015	2014	2015	2014
Cash Flow Hedges	$19.3	$19.1	$23.4	$8.9	$20.3	$2.0
Net Investment Hedges	$491.2	$(15.0)	$(0.2)	$(15.2)
Undesignated derivatives					$0.5	$3.8

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At June 30, 2015, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the six months ended June 30, 2015, the Company recognized a $2.9 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 17 months for certain exposures and are denominated in various currencies. As of June 30, 2015, the Company had derivatives outstanding with an equivalent notional amount of $422.6 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 21 months and have an equivalent notional amount of $141.8 million.
Based on market conditions at June 30, 2015, the $28.3 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2015, $6.5 billion of the Company's third party foreign currency denominated debt, $3.6 billion of intercompany foreign currency denominated debt and $296.4 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2015 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2015	2014	2015	2014
Revenues
U.S.	$2,174.2	$2,249.0	$4,152.3	$4,303.1
Europe	2,412.6	2,913.3	4,576.8	5,625.5
APMEA	1,574.0	1,664.3	3,098.7	3,283.1
Other Countries & Corporate	336.9	355.1	628.8	670.3
Total revenues	$6,497.7	$7,181.7	$12,456.6	$13,882.0
Operating Income
U.S.	$925.8	$980.5	$1,657.6	$1,801.3
Europe	685.9	853.6	1,286.8	1,606.1
APMEA	258.7	348.3	327.2	693.4
Other Countries & Corporate	(21.1)	6.6	(36.8)	24.2
Total operating income	$1,849.3	$2,189.0	$3,234.8	$4,125.0
On May 4, 2015, the Company announced a worldwide business restructuring that will combine markets with similar characteristics, challenges, and opportunities for growth into four segments effective July 1, 2015, as follows:

•	U.S. - the Company’s largest segment, accounting for more than 40% of the Company’s 2014 operating income;

•
International Lead Markets - established markets including Australia, Canada, France, Germany and the UK, which operate within similar economic and competitive dynamics, offer similar growth opportunities and collectively represented about 40% of the Company’s 2014 operating income;

•
High-Growth Markets - markets with relatively higher restaurant expansion and franchising potential including China, Italy, Poland, Russia, Korea, Spain, Switzerland and the Netherlands. Together these markets accounted for about 10% of the Company’s 2014 operating income; and

•
Foundational Markets and Corporate - the remaining markets in the McDonald’s system, each of which has the potential to operate under a largely franchised model. Corporate activities will also be reported within this segment.

Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs be recorded in the balance sheet as a direct reduction of the debt liability rather than as an asset and amortization of debt issuance costs be recorded as interest expense. The provisions of this update are effective as of January 1, 2016, although early adoption is permitted for financial statements that have not been previously issued. This update is not expected to significantly impact the Company.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,368 restaurants in 119 countries at June 30, 2015, 29,712 were licensed to franchisees (including 20,903 franchised to conventional franchisees, 5,293 licensed to developmental licensees and 3,516 licensed to foreign affiliates ("affiliates") – primarily Japan) and 6,656 were operated by the Company.
Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees enabling restaurant performance levels that are among the highest in the industry. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants in an effort to accelerate implementation of certain initiatives and grow the business.
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
The business was managed as distinct geographic segments through June 30, 2015. Significant reportable segments included the United States ("U.S."), Europe, and Asia/Pacific, Middle East and Africa ("APMEA"). In addition, throughout this report we present “Other Countries & Corporate” that includes operations in Canada and Latin America, as well as Corporate activities. For the six months ended June 30, 2015, the U.S., Europe and APMEA segments accounted for 33%, 37% and 25% of total revenues, respectively.
Strategic Direction
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's long-term success. By leveraging our System, we have been able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, our business model enables McDonald's to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities we serve.
Our recent results remain disappointing and we are focused on the urgent need to reset and turn around the business. In our effort to shape McDonald's future as a modern, progressive burger company and increase our relevance with customers, our priorities are threefold - driving operational growth, returning excitement to our brand and unlocking financial value.
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
Beginning July 1, 2015, McDonald’s will operate under the new organizational structure with the following four segments that combine markets with similar characteristics, challenges, and opportunities for growth:

•	U.S. - the Company’s largest segment, accounting for more than 40% of the Company’s 2014 operating income;

•
International Lead Markets - established markets including Australia, Canada, France, Germany, and the UK, which operate within similar economic and competitive dynamics, offer similar growth opportunities and collectively represented about 40% of the Company’s 2014 operating income;

•
High-Growth Markets - markets with relatively higher restaurant expansion and franchising potential including China, Italy, Poland, Russia, Korea, Spain, Switzerland and the Netherlands. Together these markets accounted for about 10% of the Company’s 2014 operating income; and

•
Foundational Markets and Corporate - the remaining markets in the McDonald’s system, each of which has the potential to operate under a largely franchised model. Corporate activities will also be reported within this segment.

As we restructure our organization and instill greater customer focus, the turnaround effort will be governed by stronger financial discipline, faster decision making and clear management accountability. The enhancements to McDonald’s operating approach will be accompanied by plans to further optimize the Company’s restaurant ownership mix, deliver savings on selling, general and administrative expenses and accelerate cash returned to shareholders. Under the initial steps of our turnaround plan, the Company previously announced its intention to:

•
Accelerate the pace of refranchising by increasing the global franchised percentage to about 90% by the end of 2018 through refranchising about 3,500 restaurants. In conjunction with our refranchising plans, we will take a market-by-market approach, set higher financial screens for markets operating company-operated restaurants, and leverage both conventional and developmental licensee structures across the segments. Our new, more heavily-franchised business model will generate more stable and predictable revenue and cash flow streams and will require a less resource-intensive support structure;

•
Deliver approximately $300 million in net annual savings on selling, general and administrative expenses, which will be realized by the end of 2017, in connection with the Company's organizational restructure, refranchising strategy, and more stringent discipline around spending throughout the organization; and

•	Return $8 to $9 billion to shareholders in 2015 and to reach the top end of its 3-year $18 to $20 billion cash return to shareholders target by the end of 2016.
We continue to evaluate additional ideas to further drive shareholder value through actions that deliver sustainable long-term growth.
Financial Performance
Our overall financial performance continues to be largely reflective of our top-line results. Global comparable sales decreased 0.7% for the quarter and 1.5% for the six months, reflecting negative guest traffic in all major segments, with the largest impact coming from the U.S. and Japan. On a consolidated basis, comparable guest counts decreased 4.4% for the six months. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.
U.S. comparable sales decreased 2.0% for the quarter and 2.3% for the six months, reflecting negative guest traffic as the featured products and promotions did not achieve expected consumer response amid ongoing competitive activity. The U.S. is focused on creating a better experience for customers by concentrating on value, service and menu. This includes efforts to develop a long-term national value platform, simplify the menu and menu boards, and enhance the quality of our menu offerings.
In Europe, comparable sales increased 1.2% for the quarter and 0.3% for the six months driven by solid performance in the U.K. and Germany, partly offset by negative results in France. The Company continues to target opportunities to improve critical aspects of its business amidst ongoing macro-economic headwinds across parts of the segment.
In APMEA, comparable sales decreased 4.5% for the quarter and 6.3% for the six months primarily due to the impact of prolonged, broad-based consumer perception issues in Japan along with negative performance in China and other Asian markets, partly offset by strong performance in Australia. The Company continues to aggressively execute brand recovery efforts related to the 2014 supplier issue. We expect China to return to a normalized level of performance for the second half of the year, but we expect results in Japan will be challenged for the foreseeable future.
Second Quarter and Six Months 2015 Operating Results Included:

•	Global comparable sales decrease of 0.7% for the quarter and 1.5% for the six months, reflecting negative guest traffic in all major segments

•	Consolidated revenues decrease of 10% (increase of 1% in constant currencies) for the quarter and decrease of 10% (flat in constant currencies) for the six months

•
Consolidated operating income decrease of 16% (6% in constant currencies) for the quarter and decrease of 22% (13% in constant currencies) for the six months, partly reflecting the impact of first and second quarter strategic charges of $195 million and $45 million, respectively

•
Diluted earnings per share of $1.26 for the quarter and $2.09 for the six months, a decrease of 10% (1% in constant currencies) and 20% (11% in constant currencies), respectively. In constant currencies and excluding the impact of the first and second quarter strategic charges, earnings per share for the six months would have decreased $0.08 or 3%

•
Returned $2.5 billion to shareholders through share repurchases and dividends, bringing the year-to-date return to shareholders to $3.9 billion in connection with our 3-year target to return $18-20 billion to shareholders by the end of 2016.

Outlook
While the Company does not provide specific guidance on earnings per share, the following information is provided to assist in forecasting the Company’s future results.
Looking ahead to third quarter, we expect positive global comparable sales led by growth in our newly-created International Lead Markets segment and China's continuing recovery from the 2014 APMEA supplier issue.
2015

•
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 2 percentage points to 2015 Systemwide sales growth (in constant currencies), most of which will be due to the 829 net restaurants (981 net traditional openings less 152 net satellite closings) added in 2014.

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for the U.S. would change annual diluted earnings per share by about 4 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2015, the total basket of goods cost is expected to increase 1.5%-2.5% in the U.S.

•	The Company expects full-year 2015 selling, general and administrative expenses to increase approximately 2%-4% in constant currencies. Fluctuations between quarters may occur.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2015 to increase about 10% compared with 2014 due to higher average debt balances.

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

Long-term
Under the initial steps of its global turnaround plan, the Company expects to:

•
return $8 to $9 billion to shareholders in 2015 and to reach the top end of its 3-year $18 to $20 billion cash return to shareholders target by the end of 2016 through a combination of dividends and share repurchases.

•	refranchise about 3,500 restaurants with franchised restaurants accounting for approximately 90% of global restaurants by the end of 2018.

•
achieve net annual savings on selling, general and administrative expenses of about $300 million, which will be realized by the end of 2017, in connection with the Company's organizational restructure, refranchising strategy, and more stringent discipline around spending throughout the organization.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2015		June 30, 2015
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,261.1	(11)%	$8,175.2	(12)%
Revenues from franchised restaurants	2,236.6	(7)	4,281.4	(7)
Total revenues	6,497.7	(10)	12,456.6	(10)
Operating costs and expenses
Company-operated restaurant expenses	3,596.3	(9)	6,950.6	(10)
Franchised restaurants—occupancy expenses	411.0	(4)	814.6	(4)
Selling, general & administrative expenses	592.4	(6)	1,175.2	(6)
Other operating (income) expense, net	48.7	n/m	281.4	n/m
Total operating costs and expenses	4,648.4	(7)	9,221.8	(5)
Operating income	1,849.3	(16)	3,234.8	(22)
Interest expense	149.2	8	296.5	8
Nonoperating (income) expense, net	(12.3)	40	(28.2)	n/m
Income before provision for income taxes	1,712.4	(17)	2,966.5	(23)
Provision for income taxes	510.0	(25)	952.6	(25)
Net income	$1,202.4	(13)%	$2,013.9	(22)%
Earnings per common share-basic	$1.26	(10)%	$2.10	(20)%
Earnings per common share-diluted	$1.26	(10)%	$2.09	(20)%
n/m Not meaningful

Supplemental Information
In May 2015, the Company announced the initial steps of its turnaround plan, including a restructuring of its business from geographic segments into four segments that combine markets with similar characteristics, challenges, and opportunities for growth, effective July 1, 2015. Recast summary financial information for the years 2010 to 2014 and quarters ended March 31, 2014 to June 30, 2015 will be provided prior to release of the Company’s results for the quarter and nine months ended September 30, 2015.
Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results, because the Company believes this better represents its underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2015	2014	2015
Revenues	$6,497.7	$7,181.7	$(747.1)
Company-operated margins	664.8	816.1	(88.9)
Franchised margins	1,825.6	1,968.2	(172.5)
Selling, general & administrative expenses	592.4	629.2	42.0
Operating income	1,849.3	2,189.0	(213.0)
Net income	1,202.4	1,387.1	(130.7)
Earnings per share-diluted	$1.26	$1.40	$(0.13)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2015	2014	2015
Revenues	$12,456.6	$13,882.0	$(1,447.8)
Company-operated margins	1,224.6	1,539.5	(160.1)
Franchised margins	3,466.8	3,760.9	(314.9)
Selling, general & administrative expenses	1,175.2	1,249.6	81.9
Operating income	3,234.8	4,125.0	(370.3)
Net income	2,013.9	2,591.9	(215.3)
Earnings per share-diluted	$2.09	$2.61	$(0.23)
The impact of foreign currency translation on consolidated operating results for the quarter and six months reflected the strengthening of the U.S. dollar against the Euro, Australian Dollar, Russian Ruble and most other currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 13% (4% in constant currencies) to $1,202.4 million, and diluted earnings per share decreased 10% (1% in constant currencies) to $1.26. Foreign currency translation had a negative impact of $0.13 on diluted earnings per share.
For the six months, net income decreased 22% (14% in constant currencies) to $2,013.9 million, and diluted earnings per share decreased 20% (11% in constant currencies) to $2.09. Foreign currency translation had a negative impact of $0.23 on diluted earnings per share.
For the quarter and six months, results were negatively impacted by lower Company-operated margins, weaker results in Japan, and approximately $45 million of restructuring charges incurred to optimize the Company's global operating structure in connection with the Company's turnaround plan announced in early May. The six months was also negatively impacted by strategic charges of $195 million recognized in the first quarter.
Results for the quarter and six months benefited from a lower effective tax rate recognized in the quarter. In addition, diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding due to share repurchases.

In constant currencies and excluding the impact of the first and second quarter strategic charges, earnings per share for the six months would have decreased $0.08 or 3%.
During the quarter, the Company repurchased 17.4 million shares of its stock for $1.7 billion, bringing total purchases for the six months to 24.0 million shares or $2.3 billion. In addition, the Company paid a quarterly dividend of $0.85 per share or $811.0 million, bringing the total dividends paid for the six months to $1.6 billion.
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
The Company is accelerating the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive support structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales shift to franchised sales, where the Company receives rent and/or royalty revenue based on a percentage of sales.

REVENUES
Dollars in millions
Quarters Ended June 30,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,074.2	$1,133.4	(5)%	(5)%
Europe	1,688.3	2,074.2	(19)	3
APMEA	1,313.8	1,387.1	(5)	(1)
Other Countries & Corporate	184.8	191.2	(3)	9
Total	$4,261.1	$4,785.9	(11)%	0%
Franchised revenues
U.S.	$1,100.0	$1,115.6	(1)%	(1)%
Europe	724.3	839.1	(14)	4
APMEA	260.2	277.2	(6)	7
Other Countries & Corporate	152.1	163.9	(7)	10
Total	$2,236.6	$2,395.8	(7)%	2%
Total revenues
U.S.	$2,174.2	$2,249.0	(3)%	(3)%
Europe	2,412.6	2,913.3	(17)	3
APMEA	1,574.0	1,664.3	(5)	1
Other Countries & Corporate	336.9	355.1	(5)	9
Total	$6,497.7	$7,181.7	(10)%	1%

Six Months Ended June 30,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,064.4	$2,174.3	(5)%	(5)%
Europe	3,183.0	4,000.0	(20)	2
APMEA	2,587.8	2,744.0	(6)	(1)
Other Countries & Corporate	340.0	358.1	(5)	7
Total	$8,175.2	$9,276.4	(12)%	(1)%
Franchised revenues
U.S.	$2,087.9	$2,128.8	(2)%	(2)%
Europe	1,393.8	1,625.5	(14)	3
APMEA	510.9	539.1	(5)	6
Other Countries & Corporate	288.8	312.2	(8)	10
Total	$4,281.4	$4,605.6	(7)%	2%
Total revenues
U.S.	$4,152.3	$4,303.1	(4)%	(4)%
Europe	4,576.8	5,625.5	(19)	2
APMEA	3,098.7	3,283.1	(6)	0
Other Countries & Corporate	628.8	670.3	(6)	8
Total	$12,456.6	$13,882.0	(10)%	0%
Consolidated revenues decreased 10% (increased 1% in constant currencies) for the quarter and decreased 10% (flat in constant currencies) for the six months. The constant currency results reflected the impact of expansion, mostly offset by negative comparable sales and the impact of refranchising.

•	In the U.S., revenues decreased for the quarter and six months due to negative comparable sales, reflecting negative comparable guest counts, and the impact of refranchising.

•
In Europe, the constant currency revenues increased for the quarter and six months reflecting a benefit from expansion, primarily in Russia, and positive comparable sales in the U.K. and Germany. This was partly offset by negative comparable sales in France and Russia and the impact of refranchising.

•
In APMEA, the constant currency revenues for the quarter and six months benefited from expansion in the segment and strong comparable sales in Australia. This benefit was mostly offset by negative comparable sales, primarily in China and Japan due to the ongoing impact from the 2014 supplier issue, and the impact of refranchising.

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2015 and 2014:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30,*
	2015	2014	2015	2014
U.S.	(2.0)%	(1.5)%	(2.3)%	(1.6)%
Europe	1.2	(1.0)	0.3	0.2
APMEA	(4.5)	1.1	(6.3)	1.0
Other Countries & Corporate	6.9	5.6	6.6	5.8
Total	(0.7)%	(0.1)%	(1.5)%	0.2%

*	On a consolidated basis, comparable guest counts decreased 4.4% and 3.0% for the six months 2015 and 2014, respectively.

The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2015:

SYSTEMWIDE SALES
	Quarter Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	(Decrease)	Inc/ (Dec) Excluding Currency Translation	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	(1)%	(1)%	(1)%	(1)%
Europe	(15)	4	(16)	3
APMEA	(10)	(1)	(11)	(3)
Other Countries & Corporate	(10)	9	(11)	9
Total	(8)%	1%	(9)%	1%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,002.4	$8,058.3	(1)%	(1)%
Europe	4,084.2	4,730.0	(14)	4
APMEA	2,772.0	3,171.3	(13)	(1)
Other Countries & Corporate	1,756.6	1,974.2	(11)	9
Total*	$16,615.2	$17,933.8	(7)%	2%

Six Months Ended June 30,	2015	2014	(Decrease)	Inc/ (Dec) Excluding Currency Translation
U.S.	$15,249.8	$15,396.4	(1)%	(1)%
Europe	7,864.2	9,132.2	(14)	3
APMEA	5,445.2	6,280.1	(13)	(3)
Other Countries & Corporate	3,404.6	3,841.8	(11)	9
Total*	$31,963.8	$34,650.5	(8)%	1%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $2,989.4 million and $3,569.9 million for the quarters 2015 and 2014, respectively, and $5,932.7 million and $7,118.4 million for the six months 2015 and 2014, respectively. Results for both periods were impacted by negative comparable sales and the weaker Yen in Japan, and many weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		(Decrease)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2015	2014	2015	2014
Franchised
U.S.	82.9%	83.8%	$911.6	$934.4	(2)%	(2)%
Europe	77.6	78.0	561.8	654.6	(14)	4
APMEA	85.3	86.1	221.9	238.6	(7)	6
Other Countries & Corporate	85.6	85.7	130.3	140.6	(7)	10
Total	81.6%	82.2%	$1,825.6	$1,968.2	(7)%	2%
Company-operated
U.S.	16.5%	18.3%	$177.2	$207.9	(15)%	(15)%
Europe	18.1	18.6	306.3	385.7	(21)	(1)
APMEA	11.6	13.7	152.2	190.7	(20)	(14)
Other Countries & Corporate	15.7	16.6	29.1	31.8	(8)	3
Total	15.6%	17.1%	$664.8	$816.1	(19)%	(8)%

	Percent		Amount		(Decrease)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2015	2014	2015	2014
Franchised
U.S.	82.1%	83.2%	$1,715.1	$1,770.5	(3)%	(3)%
Europe	76.8	77.5	1,070.9	1,259.4	(15)	2
APMEA	85.1	86.2	434.7	464.7	(6)	5
Other Countries & Corporate	85.2	85.3	246.1	266.3	(8)	10
Total	81.0%	81.7%	$3,466.8	$3,760.9	(8)%	1%
Company-operated
U.S.	15.9%	17.8%	$328.3	$388.0	(15)%	(15)%
Europe	17.3	17.8	550.1	713.7	(23)	(4)
APMEA	11.4	13.9	295.6	381.2	(22)	(17)
Other Countries & Corporate	14.9	15.8	50.6	56.6	(11)	1
Total	15.0%	16.6%	$1,224.6	$1,539.5	(20)%	(10)%
Franchised margin dollars decreased $142.6 million or 7% (increased 2% in constant currencies) for the quarter and decreased $294.1 million or 8% (increased 1% in constant currencies) for the six months.

•	In the U.S., the franchised margin percent decreased for the quarter and six months primarily due to higher lease expense and negative comparable sales.

•
In Europe, the franchised margin percent decreased for the quarter and six months primarily due to the impact of refranchising and higher lease expense. The quarter also benefited from positive comparable sales performance.

•
In APMEA, the franchised margin percent decreased for the quarter and six months partly due to weaker operating performance in Japan, which reduced Japan's favorable contribution to the segment's margin percent. In addition, higher lease expense and refranchising negatively impacted the margin percent, partly offset by strong comparable sales performance in Australia.

Refranchising activity for both periods had a dilutive effect on the franchised margin percent, but resulted in higher franchised margin dollars.
Company-operated margin dollars decreased $151.3 million or 19% (8% in constant currencies) for the quarter and decreased $314.9 million or 20% (10% in constant currencies) for the six months.

•
In the U.S., the Company-operated margin percent decreased for the quarter and six months due to the impact of negative comparable guest counts and higher labor and, to a lesser extent, commodity costs. These pressures were partly offset by a higher average check.

•
In Europe, the Company-operated margin percent decreased for the quarter and six months primarily due to weaker results in Russia, reflecting the impact of currency and inflationary pressures on commodity costs.

•
In APMEA, the Company-operated margin percent decreased for the quarter and six months primarily due to higher commodity and labor costs in China and other Asian markets. The ongoing, but lessening, impact from the 2014 supplier issue continued to pressure sales in China.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Food & paper	33.9%	33.6%	33.9%	33.6%
Payroll & employee benefits	26.3	25.8	26.6	26.0
Occupancy & other operating expenses	24.2	23.5	24.5	23.8
Total expenses	84.4%	82.9%	85.0%	83.4%
Company-operated margins	15.6%	17.1%	15.0%	16.6%
Selling, General & Administrative Expenses
Selling, general and administrative expenses decreased $36.8 million or 6% (increased 1% in constant currencies) for the quarter and decreased $74.4 million or 6% (increased 1% in constant currencies) for the six months. The constant currency increase reflects higher incentive-based compensation, marketing and technology costs, mostly offset by the benefit from comparison to prior year costs related to the first quarter 2014 Winter Olympics and the second quarter 2014 Worldwide Convention.
For the six months, selling, general and administrative expenses as a percent of revenues increased to 9.4% for 2015 compared with 9.0% for 2014, and as a percent of Systemwide sales increased to 2.9% for 2015 compared with 2.8% for 2014, as weaker foreign currencies are having a bigger impact on revenues and sales.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gains on sales of restaurant businesses	$(39.3)	$(21.9)	$(63.9)	$(50.9)
Equity in earnings of unconsolidated affiliates	24.3	(14.4)	87.7	(30.9)
Asset dispositions and other (income) expense, net	63.7	2.4	257.6	7.6
Total	$48.7	$(33.9)	$281.4	$(74.2)
Gains on sales of restaurant businesses increased for the quarter and six months, primarily in the U.S.
Equity in earnings of unconsolidated affiliates decreased for the quarter and six months primarily due to results in Japan, reflecting negative operating performance and the impact of closing under-performing restaurants in the first quarter.
Asset dispositions and other expense increased for the quarter primarily due to restructuring charges of approximately $45 million. In addition, the six months included first quarter strategic charges of $195 million related to asset write-offs resulting from the decision to close under-performing restaurants, mostly in the U.S. and China, other asset write-offs as part of the refranchising initiative and U.S. restructuring charges.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2015	2014	(Decrease)	(Decrease) Excluding Currency Translation
U.S.	$925.8	$980.5	(6)%	(6)%
Europe	685.9	853.6	(20)	(2)
APMEA	258.7	348.3	(26)	(16)
Other Countries & Corporate	(21.1)	6.6	n/m	(28)
Total	$1,849.3	$2,189.0	(16)%	(6)%

Six Months Ended June 30,	2015	2014	(Decrease)	(Decrease) Excluding Currency Translation
U.S.	$1,657.6	$1,801.3	(8)%	(8)%
Europe	1,286.8	1,606.1	(20)	(3)
APMEA	327.2	693.4	(53)	(47)
Other Countries & Corporate	(36.8)	24.2	n/m	(49)
Total	$3,234.8	$4,125.0	(22)%	(13)%
n/m Not meaningful
Operating income decreased $339.7 million or 16% (6% in constant currencies) for the quarter and decreased $890.2 million or 22% (13% in constant currencies) for the six months, partly reflecting the impact of first and second quarter strategic charges of $195 million and $45 million, respectively.

•
In the U.S., operating income for the quarter and six months decreased primarily due to lower restaurant margin dollars, reflecting soft, top-line performance and cost pressures. In addition, the six months included restructuring and restaurant closing charges.

•
In Europe, constant currency operating income decreased for the quarter and six months primarily due to lower other operating income, including restructuring charges incurred in the second quarter, and lower Company-operated margin dollars in Russia, partly offset by higher franchised margin dollars.

•
In APMEA, the constant currency operating income decrease for the quarter and six months reflected negative operating performance in Japan and lower Company-operated margin dollars, partly offset by higher franchised margin dollars. In addition, the six months included strategic charges related to the impact from restaurant closings and other management actions.

•	Combined Operating Margin
Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 26.0% and 29.7% for the six months 2015 and 2014, respectively.
Interest Expense
Interest expense increased 8% (14% in constant currencies) for the quarter and increased 8% (15% in constant currencies) for the six months primarily due to higher average debt balances, partly offset by weaker foreign currencies.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income	$(1.7)	$(7.4)	$(4.0)	$(10.8)
Foreign currency and hedging activity	(19.0)	(5.5)	(34.9)	6.5
Other (income) expense, net	8.4	(7.5)	10.7	1.1
Total	$(12.3)	$(20.4)	$(28.2)	$(3.2)
Income Taxes
The effective income tax rate was 29.8% and 33.0% for the quarters 2015 and 2014 and 32.1% and 32.8% for the six months 2015 and 2014, respectively. The lower effective tax rate for the quarter was primarily due to a lower tax cost associated with the Company's ongoing foreign cash repatriation.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.2 billion and exceeded capital expenditures by $2.4 billion for the six months 2015. Cash provided by operations decreased $181.3 million compared with the six months 2014, primarily due to lower operating results.
Cash used for investing activities totaled $695.7 million for the six months 2015, a decrease of $527.6 million compared with the six months 2014, primarily due to lower capital expenditures and a decrease in other investing activities partly related to short-term time deposits.
Cash used for financing activities totaled $505.7 million for the six months 2015, a decrease of $798.4 million compared with the six months 2014, primarily due to an increase in net long-term debt issuances, partly offset by higher treasury stock purchases.
Debt obligations at June 30, 2015 totaled $17.9 billion compared with $15.0 billion at December 31, 2014. The increase was primarily due to bond issuances of $4.2 billion, partly offset by bond repayments of $1.0 billion.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification (ASC) 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs be recorded in the balance sheet as a direct reduction of the debt liability rather than as an asset and amortization of debt issuance costs be recorded as interest expense. The provisions of this update are effective as of January 1, 2016, although early adoption is permitted for financial statements that have not been previously issued. This update is not expected to significantly impact the Company.

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
In May 2015, we announced the first steps in our turnaround plan to drive operational growth, return excitement to the brand and unlock financial value as we work to become a modern progressive burger company. Our immediate priorities include restoring growth under a new organizational structure and optimizing the Company’s restaurant ownership mix through accelerated refranchising to provide greater focus on the customer, and delivering cost savings. If our turnaround plans are not successful, take longer than initially projected, are not executed effectively, or result in a less effective management structure, our operations and financial results could be adversely affected.
In addition, the turnaround plan presents various risks to the McDonald’s System and increase the chances that existing risks described elsewhere in this section will have an adverse effect.
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
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals, including the turnaround plans described above, and we will likely continue to modify our strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the IEO segment. We must continuously adapt to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment. We continue to implement initiatives designed to more aggressively address these shifts. There is no assurance that such initiatives will be successful and, if they are not, our financial results could be adversely impacted.
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
Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans. These regulations may relate to product packaging, marketing and the nutritional content and safety of our food and other products, labeling and other disclosure practices, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers (particularly given varying requirements and practices for testing and disclosure).
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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2015	1,695,297	$96.18	1,695,297	$7,280,193,244
May 1 - 31, 2015	5,043,441	98.01	5,043,441	6,785,903,810
June 1 - 30, 2015	10,621,013	95.90	10,621,013	5,767,345,243
Total	17,359,751	$96.54	17,359,751

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

	(p)	McDonald’s Corporation Severance Plan, as amended and restated, effective July 1, 2015, filed herewith. **

	(q)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(r)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)
2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(s)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2014.**

	(t)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(u)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

(i) 2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2015.**

	(v)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(w)	Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2014.**

	(x)	Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Form 8-K, filed on March 3, 2015.**

(y)
Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2015.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
August 5, 2015	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer