Form 10-Q
period 2015-09-30
MCDONALDS CORP
filed 2015-11-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

918,229,823
(Number of shares of common stock
outstanding as of September 30, 2015)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and equivalents	$2,452.5	$2,077.9
Accounts and notes receivable	1,136.2	1,214.4
Inventories, at cost, not in excess of market	99.3	110.0
Prepaid expenses and other current assets	804.6	783.2
Total current assets	4,492.6	4,185.5
Other assets
Investments in and advances to affiliates	846.7	1,004.5
Goodwill	2,581.6	2,735.3
Miscellaneous	1,799.2	1,798.6
Total other assets	5,227.5	5,538.4
Property and equipment
Property and equipment, at cost	37,865.7	39,126.1
Accumulated depreciation and amortization	(14,626.3)	(14,568.6)
Net property and equipment	23,239.4	24,557.5
Total assets	$32,959.5	$34,281.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$802.6	$860.1
Income taxes	178.7	166.8
Other taxes	327.0	330.0
Accrued interest	200.0	233.7
Accrued payroll and other liabilities	1,448.2	1,157.3
Total current liabilities	2,956.5	2,747.9
Long-term debt	17,990.5	14,989.7
Other long-term liabilities	2,071.7	2,065.9
Deferred income taxes	1,631.0	1,624.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,418.1	6,239.1
Retained earnings	44,202.0	43,294.5
Accumulated other comprehensive income	(2,607.5)	(1,519.7)
Common stock in treasury, at cost; 742.4 and 697.7 million shares	(39,719.4)	(35,177.1)
Total shareholders’ equity	8,309.8	12,853.4
Total liabilities and shareholders’ equity	$32,959.5	$34,281.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2015	2014	2015	2014
Revenues
Sales by Company-operated restaurants	$4,282.9	$4,596.2	$12,458.1	$13,872.6
Revenues from franchised restaurants	2,332.2	2,390.9	6,613.6	6,996.5
Total revenues	6,615.1	6,987.1	19,071.7	20,869.1
Operating costs and expenses
Company-operated restaurant expenses	3,607.7	3,874.7	10,558.3	11,611.6
Franchised restaurants—occupancy expenses	416.1	431.2	1,230.7	1,275.9
Selling, general & administrative expenses	584.0	575.8	1,759.2	1,825.4
Other operating (income) expense, net	(23.0)	32.9	258.4	(41.3)
Total operating costs and expenses	4,584.8	4,914.6	13,806.6	14,671.6
Operating income	2,030.3	2,072.5	5,265.1	6,197.5
Interest expense	160.9	149.3	457.4	422.7
Nonoperating (income) expense, net	(9.0)	2.1	(37.2)	(1.1)
Income before provision for income taxes	1,878.4	1,921.1	4,844.9	5,775.9
Provision for income taxes	569.2	852.7	1,521.8	2,115.6
Net income	$1,309.2	$1,068.4	$3,323.1	$3,660.3
Earnings per common share-basic	$1.41	$1.09	$3.51	$3.72
Earnings per common share-diluted	$1.40	$1.09	$3.49	$3.69
Dividends declared per common share	$0.85	$1.66	$2.55	$3.28
Weighted average shares outstanding-basic	930.3	978.7	947.9	985.2
Weighted average shares outstanding-diluted	934.8	983.8	952.7	991.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
Net income	$1,309.2	$1,068.4	$3,323.1	$3,660.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(492.6)	(1,168.9)	(1,083.1)	(1,077.7)
Reclassification of (gain) loss to net income	—	—	0.2	15.2
Foreign currency translation adjustments-net of tax benefit (expense) of $0.3, $(110.4), $(92.6) and $(93.2)	(492.6)	(1,168.9)	(1,082.9)	(1,062.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	1.7	19.5	13.7	33.0
Reclassification of (gain) loss to net income	(8.3)	(0.1)	(23.0)	(6.2)
Cash flow hedges-net of tax benefit (expense) of $3.8, $(11.8), $5.3 and $(14.6)	(6.6)	19.4	(9.3)	26.8
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	—	(1.4)	6.5
Reclassification of (gain) loss to net income	1.7	1.3	5.8	5.3
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.0, $0.7 and $(4.4)	1.7	1.3	4.4	11.8
Total other comprehensive income (loss), net of tax	(497.5)	(1,148.2)	(1,087.8)	(1,023.9)
Comprehensive income (loss)	$811.7	$(79.8)	$2,235.3	$2,636.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
Operating activities
Net income	$1,309.2	$1,068.4	$3,323.1	$3,660.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	387.7	413.4	1,166.0	1,237.0
Deferred income taxes	(0.1)	(104.0)	15.2	(142.8)
Share-based compensation	29.0	23.3	76.7	75.1
Other	27.2	290.0	289.3	353.7
Changes in working capital items	194.4	141.8	290.1	43.9
Cash provided by operations	1,947.4	1,832.9	5,160.4	5,227.2
Investing activities
Capital expenditures	(412.7)	(658.9)	(1,221.2)	(1,817.3)
Sales and purchases of restaurant businesses and property sales	38.2	71.9	136.8	229.8
Other	(44.0)	(195.6)	(29.8)	(418.4)
Cash used for investing activities	(418.5)	(782.6)	(1,114.2)	(2,005.9)
Financing activities
Net short-term borrowings	170.2	153.6	131.4	390.0
Long-term financing issuances	1.4	0.0	4,229.2	1,536.4
Long-term financing repayments	(6.2)	(6.0)	(1,052.9)	(547.1)
Treasury stock purchases	(2,392.3)	(944.4)	(4,554.1)	(2,087.4)
Common stock dividends	(789.1)	(793.0)	(2,416.4)	(2,395.3)
Proceeds from stock option exercises	35.7	39.6	170.9	201.3
Excess tax benefit on share-based compensation	4.6	11.0	30.0	67.5
Other	(2.9)	(3.2)	(22.4)	(11.9)
Cash used for financing activities	(2,978.6)	(1,542.4)	(3,484.3)	(2,846.5)
Effect of exchange rates on cash and cash equivalents	(96.3)	(352.7)	(187.3)	(347.7)
Cash and equivalents increase (decrease)	(1,546.0)	(844.8)	374.6	27.1
Cash and equivalents at beginning of period	3,998.5	3,670.6	2,077.9	2,798.7
Cash and equivalents at end of period	$2,452.5	$2,825.8	$2,452.5	$2,825.8
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2014 Annual Report on Form 10‑K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2015 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2015	2014
Conventional franchised	21,009	20,573
Developmental licensed	5,348	5,059
Foreign affiliated	3,494	3,540
Total Franchised	29,851	29,172
Company-operated	6,554	6,692
Systemwide restaurants	36,405	35,864
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.5 million shares and 5.1 million shares for the quarters 2015 and 2014, respectively, and 4.8 million shares and 5.9 million shares for the nine months 2015 and 2014, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 9.1 million shares and 9.2 million shares for the quarters 2015 and 2014, respectively, and 9.4 million shares and 5.3 million shares for the nine months 2015 and 2014, respectively.

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
At September 30, 2015, the fair value of the Company’s debt obligations was estimated at $18.9 billion, compared to a carrying amount of $18.0 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Total derivatives designated as hedging instruments	$75.9	$108.2	$(42.0)	$(42.3)
Total derivatives not designated as hedging instruments	141.8	137.9	(9.8)	(7.9)
Total derivatives	$217.7	$246.1	$(51.8)	$(50.2)
The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the nine months ended September 30, 2015 and 2014, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2015	2014	2015	2014	2015	2014
Cash Flow Hedges	$19.7	$50.4	$34.3	$9.0	$22.9	$0.7
Net Investment Hedges	$493.5	$698.4	$(0.2)	$(15.2)
Undesignated derivatives					$19.5	$14.8

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges which convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At September 30, 2015, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the nine months ended September 30, 2015, the Company recognized a $14.3 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 16 months for certain exposures and are denominated in various currencies. As of September 30, 2015, the Company had derivatives outstanding with an equivalent notional amount of $412.5 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 18 months and have an equivalent notional amount of $133.5 million.
Based on market conditions at September 30, 2015, the $21.7 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2015, $5.5 billion of the Company's third party foreign currency denominated debt, $3.5 billion of intercompany foreign currency denominated debt and $296.2 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2015 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements.

Segment Information
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. In connection with the Company's announcement in early May 2015 to restructure its global business, the Company changed its reporting segments, effective July 1, 2015, from a geographic focus to segments each of which combines markets with similar characteristics and opportunities for growth. The following new reporting segments reflect how management now reviews and evaluates operating performance:

•	U.S. - the Company’s largest segment. This segment did not change as a result of the new reporting structure.

•
International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets, which the Company believes operate within similar economic and competitive dynamics, and offer similar growth opportunities.

•
High Growth Markets - markets the Company believes have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets.

•
Foundational Markets and Corporate - the remaining markets in the McDonald’s system, each of which the Company believes has the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

On September 18, 2015, the Company issued segment summary financial information and segment historical data in accordance with its new reporting structure for the previously reported years ended 2010 through 2014 and quarters ended March 31, 2014 through June 30, 2015.
The Company has evaluated the change to its new reporting segments and determined that it is still appropriate for reporting units to be defined as each individual country when testing goodwill for impairment.
The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2015	2014	2015	2014
Revenues
U.S.	$2,189.3	$2,202.1	$6,341.6	$6,505.2
International Lead Markets	1,971.6	2,224.3	5,699.3	6,450.8
High Growth Markets	1,645.2	1,722.6	4,714.4	5,306.4
Foundational Markets & Corporate	809.0	838.1	2,316.4	2,606.7
Total revenues	$6,615.1	$6,987.1	$19,071.7	$20,869.1
Operating Income
U.S.	$902.1	$914.4	$2,559.7	$2,715.7
International Lead Markets	739.5	830.6	2,011.6	2,299.4
High Growth Markets	297.3	214.3	639.3	775.2
Foundational Markets & Corporate	91.4	113.2	54.5	407.2
Total operating income	$2,030.3	$2,072.5	$5,265.1	$6,197.5

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
The Company franchises and operates McDonald’s restaurants. Of the 36,405 restaurants in 119 countries at September 30, 2015, 29,851 were licensed to franchisees (comprised of 21,009 franchised to conventional franchisees, 5,348 licensed to developmental licensees and 3,494 licensed to foreign affiliates ("affiliates") – primarily in Japan) and 6,554 were operated by the Company.
Under our conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees, enabling restaurant performance levels that are among the highest in the industry. In certain circumstances, the Company participates in reinvestment for conventional franchised restaurants in an effort to accelerate implementation of certain initiatives and grow the business.
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
Through June 30, 2015, the Company was managed as distinct geographic segments, comprised of the U.S., Europe, Asia/Pacific, Middle East and Africa and Other Countries & Corporate, which included Canada and Latin America. Beginning July 1, 2015, McDonald’s started operating under a new organizational structure with the following segments that combine markets with similar characteristics and opportunities for growth:

•	U.S. - the Company's largest segment. This segment did not change as a result of the new reporting structure.

•
International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets, which we believe operate within similar economic and competitive dynamics, and offer similar growth opportunities.

•
High Growth Markets - markets we believe have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets.

•
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which we believe has the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

On September 18, 2015, the Company issued segment summary financial information and segment historical data in accordance with its new reporting structure for the previously reported years ended 2010 through 2014 and quarters ended March 31, 2014 through June 30, 2015.
For the nine months ended September 30, 2015, the U.S., International Lead Markets and High Growth Markets segments accounted for 33%, 30% and 25% of total revenues, respectively.
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
In early May 2015, the Company announced the initial steps to reset and turn around its business. To reposition McDonald's as a modern, progressive burger company and increase its relevance with customers, the Company outlined its priorities as threefold - driving operational growth, returning excitement to the brand and enhancing financial value by optimizing the Company’s restaurant ownership mix, delivering cost savings and accelerating cash returned to shareholders. The Company expects to host a previously announced Investor Meeting on November 10, 2015 and expects to discuss its turnaround efforts and other matters at such time.
The immediate priority for our business is to restore growth under a new organizational structure designed to provide greater focus on the customer, improve our operating fundamentals and drive a recommitment to running great restaurants. Effective July 1, 2015, the Company completed a worldwide restructuring. As described above, this resulted in a reorganization of its business from a geographically-focused structure to segments that combine markets with similar characteristics and opportunities for growth. From an operations perspective, this new structure brings similar markets together to leverage their collective insights and expertise to deliver a better overall experience for our customers. From a reporting perspective, the new segment structure provides greater visibility into the key markets driving the vast majority of the Company's underlying financial performance and reflects how management now reviews and evaluates operating performance.
Following the Company's reorganization, our turnaround efforts will be governed by strong financial discipline, faster decision making and clear management accountability.
Financial Performance
While still in the early stages, we believe our turnaround plan is starting to generate the change needed to reposition McDonald's as a modern, progressive burger company. Our third quarter operating performance reflected an increase in global comparable sales of 4.0%, with positive comparable sales across all segments and positive guest counts in all segments, except the U.S. Results partly benefited from sales recovery following the 2014 China supplier issue. As we begin the fourth quarter, comparable sales are expected to be positive in all segments.
For the nine months, global comparable sales increased 0.4%, reflecting negative comparable guest counts of 3.1%, largely impacted by the U.S. and Japan. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.
In the U.S., third quarter comparable sales increased 0.9% and decreased 1.2% for the nine months. The shift to positive comparable sales in the quarter, the first increase in two years, reflects the initial steps we've taken in the areas that matter most to our customers - great-tasting, high-quality food, convenience and value. The introduction of the new Premium Buttermilk Crispy Chicken Deluxe sandwich and breakfast, including a return to the classic recipe ingredients for McDonald's iconic Egg McMuffin, contributed to the quarter's performance. Moving forward, rebuilding customer traffic remains a top priority for the segment. This includes enhancing the taste of our products and improving consumer perceptions of quality, net simplification of the menu and menu boards and restoring a more sustained national value platform.
In the International Lead Markets segment, comparable sales increased 4.6% for the quarter and 3.2% for the nine months led by strong performance in Australia, the U.K. and Canada and positive results in Germany. Positive consumer response to multiple menu, service and value initiatives throughout most of the segment contributed to performance.
In the High Growth Markets segment, comparable sales increased 8.9% for the quarter and 1.4% for the nine months. Both periods benefited from strong sales recovery in China following the prior year supplier issue, reflecting the restoration of brand trust through the successful execution of strong recovery plans. The quarter also benefited from positive performance in most other markets.
The following third quarter and nine month results included a benefit from comparison to the 2014 China supplier issue:

•	Global comparable sales increase of 4.0% for the quarter, reflecting positive comparable sales in all segments, and an increase of 0.4% for the nine months

•	Consolidated revenues decrease of 5% (increase of 7% in constant currencies) for the quarter and decrease of 9% (increase of 2% in constant currencies) for the nine months

•
Consolidated operating income decrease of 2% (increase of 10% in constant currencies) for the quarter. For the nine months, operating income decreased 15% (decreased 5% in constant currencies), reflecting the negative impact of approximately $240 million of strategic charges incurred during the first half of 2015

•
Diluted earnings per share of $1.40 for the quarter and $3.49 for the nine months, an increase of 28% (increase of 44% in constant currencies) and a decrease of 5% (increase of 5% in constant currencies), respectively. Both periods benefited from comparison to the prior year's increase in tax reserves related to certain foreign tax matters and the China supplier issue. These items had a negative impact on diluted earnings per share of $0.41 in the third quarter 2014. In constant currencies, strategic charges incurred during the first half of 2015 had a negative impact on diluted earnings per share of $0.21 for the nine months

The Company returned $3.1 billion to shareholders through share repurchases and dividends for the quarter. This brings the year-to-date return to shareholders to $7.1 billion against our targeted return of $8-9 billion in 2015.

Outlook
The Company's Outlook will be provided in conjunction with its November 10, 2015 Investor Meeting.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2015		September 30, 2015
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$4,282.9	(7)%	$12,458.1	(10)%
Revenues from franchised restaurants	2,332.2	(2)	6,613.6	(5)
Total revenues	6,615.1	(5)	19,071.7	(9)
Operating costs and expenses
Company-operated restaurant expenses	3,607.7	(7)	10,558.3	(9)
Franchised restaurants—occupancy expenses	416.1	(3)	1,230.7	(4)
Selling, general & administrative expenses	584.0	1	1,759.2	(4)
Other operating (income) expense, net	(23.0)	n/m	258.4	n/m
Total operating costs and expenses	4,584.8	(7)	13,806.6	(6)
Operating income	2,030.3	(2)	5,265.1	(15)
Interest expense	160.9	8	457.4	8
Nonoperating (income) expense, net	(9.0)	n/m	(37.2)	n/m
Income before provision for income taxes	1,878.4	(2)	4,844.9	(16)
Provision for income taxes	569.2	(33)	1,521.8	(28)
Net income	$1,309.2	23%	$3,323.1	(9)%
Earnings per common share-basic	$1.41	29%	$3.51	(6)%
Earnings per common share-diluted	$1.40	28%	$3.49	(5)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2015	2014	2015
Revenues	$6,615.1	$6,987.1	$(837.6)
Company-operated margins	675.2	721.5	(110.8)
Franchised margins	1,916.1	1,959.7	(181.1)
Selling, general & administrative expenses	584.0	575.8	42.6
Operating income	2,030.3	2,072.5	(246.9)
Net income	1,309.2	1,068.4	(159.4)
Earnings per share-diluted	$1.40	$1.09	$(0.17)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2015	2014	2015
Revenues	$19,071.7	$20,869.1	$(2,285.4)
Company-operated margins	1,899.8	2,261.0	(270.9)
Franchised margins	5,382.9	5,720.6	(496.0)
Selling, general & administrative expenses	1,759.2	1,825.4	124.5
Operating income	5,265.1	6,197.5	(617.2)
Net income	3,323.1	3,660.3	(374.7)
Earnings per share-diluted	$3.49	$3.69	$(0.39)
The impact of foreign currency translation on consolidated operating results for the quarter and nine months reflected the strengthening of the U.S. dollar against the Euro, Australian Dollar, Russian Ruble and most other currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 23% (37% in constant currencies) to $1,309.2 million, and diluted earnings per share increased 28% (44% in constant currencies) to $1.40. Foreign currency translation had a negative impact of $0.17 on diluted earnings per share.
For the nine months, net income decreased 9% (increased 1% in constant currencies) to $3,323.1 million, and diluted earnings per share decreased 5% (increased 5% in constant currencies) to $3.49. Foreign currency translation had a negative impact of $0.39 on diluted earnings per share.
For the quarter and nine months, results benefited from comparison to the prior year's increase in tax reserves related to certain foreign tax matters and the China supplier issue. These items had a negative impact on diluted earnings per share of $0.41 in the third quarter 2014. In addition, both periods benefited from improved franchised margins throughout the international segments.
Results for the nine months were also negatively impacted by approximately $240 million of pre-tax strategic charges incurred during the first half of this year, primarily related to store closing costs, restructuring charges and other asset write-offs as part of the refranchising initiative, and weaker operating performance in the U.S. and Japan.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding due to share repurchases.
During the quarter, the Company repurchased 24.2 million shares of its stock for $2.3 billion, bringing total purchases for the nine months to 48.2 million shares or $4.7 billion. In addition, the Company paid a quarterly dividend of $0.85 per share or $789.1 million, bringing the total dividends paid for the nine months to $2.4 billion.

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
The Company is accelerating the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised sales, where the Company receives rent and/or royalty revenue based on a percentage of sales.

REVENUES
Dollars in millions
Quarters Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,062.2	$1,097.3	(3)%	(3)%
International Lead Markets	1,233.0	1,405.3	(12)	2
High Growth Markets	1,450.9	1,526.7	(5)	15
Foundational Markets & Corporate	536.8	566.9	(5)	13
Total	$4,282.9	$4,596.2	(7)%	7%
Franchised revenues
U.S.	$1,127.1	$1,104.8	2%	2%
International Lead Markets	738.6	819.0	(10)	7
High Growth Markets	194.3	195.9	(1)	15
Foundational Markets & Corporate	272.2	271.2	0	20
Total	$2,332.2	$2,390.9	(2)%	7%
Total revenues
U.S.	$2,189.3	$2,202.1	(1)%	(1)%
International Lead Markets	1,971.6	2,224.3	(11)	4
High Growth Markets	1,645.2	1,722.6	(4)	15
Foundational Markets & Corporate	809.0	838.1	(3)	15
Total	$6,615.1	$6,987.1	(5)%	7%

Nine Months Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$3,126.6	$3,271.6	(4)%	(4)%
International Lead Markets	3,605.9	4,107.2	(12)	2
High Growth Markets	4,170.5	4,722.5	(12)	5
Foundational Markets & Corporate	1,555.1	1,771.3	(12)	4
Total	$12,458.1	$13,872.6	(10)%	2%
Franchised revenues
U.S.	$3,215.0	$3,233.6	(1)%	(1)%
International Lead Markets	2,093.4	2,343.6	(11)	5
High Growth Markets	543.9	583.9	(7)	8
Foundational Markets & Corporate	761.3	835.4	(9)	9
Total	$6,613.6	$6,996.5	(5)%	3%
Total revenues
U.S.	$6,341.6	$6,505.2	(3)%	(3)%
International Lead Markets	5,699.3	6,450.8	(12)	3
High Growth Markets	4,714.4	5,306.4	(11)	6
Foundational Markets & Corporate	2,316.4	2,606.7	(11)	6
Total	$19,071.7	$20,869.1	(9)%	2%

•
Revenues: Revenues decreased 5% (increased 7% in constant currencies) for the quarter and decreased 9% (increased 2% in constant currencies) for the nine months. The constant currency results reflected the positive impact from expansion, as well as the benefit from solid comparable sales performance in the quarter.

•
U.S.: The decrease in revenues for the quarter and nine months was partly due to the impact from refranchising. Results in the quarter benefited from slightly positive comparable sales, whereas negative comparable sales impacted results in the first half of the year.

•
International Lead Markets: The constant currency revenues increased for the quarter and nine months reflecting strong comparable sales performance, primarily in Australia, the U.K., and Canada, partly offset by the impact of refranchising, primarily in Germany.

•
High Growth Markets: The constant currency increase in revenues for the quarter and nine months benefited from expansion and strong comparable sales in the quarter largely due to sales recovery from the 2014 China supplier issue.

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2015 and 2014:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,*
	2015	2014	2015	2014
U.S.	0.9%	(3.3)%	(1.2)%	(2.2)%
International Lead Markets	4.6	0.4	3.2	0.6
High Growth Markets	8.9	(9.6)	1.4	(2.3)
Foundational Markets & Corporate	6.1	(4.0)	(0.9)	(0.1)
Total	4.0%	(3.3)%	0.4%	(1.0)%

*
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) decreased 3.1% and 3.7% for the nine months 2015 and 2014, respectively.

The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2015:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	1%	1%	0%	0%
International Lead Markets	(10)	6	(11)	5
High Growth Markets	(2)	15	(8)	7
Foundational Markets & Corporate	(10)	9	(15)	2
Total	(4)%	6%	(7)%	2%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,139.9	$7,975.1	2%	2%
International Lead Markets	4,290.5	4,735.5	(9)	8
High Growth Markets	1,216.6	1,208.7	1	15
Foundational Markets & Corporate	3,592.7	4,006.7	(10)	8
Total*	$17,239.7	$17,926.0	(4)%	6%

Nine Months Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$23,389.7	$23,371.5	0%	0%
International Lead Markets	12,158.6	13,545.0	(10)	6
High Growth Markets	3,407.9	3,546.2	(4)	10
Foundational Markets & Corporate	10,247.3	12,113.8	(15)	1
Total*	$49,203.5	$52,576.5	(6)%	3%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,177.4 million and $3,492.4 million for the quarters 2015 and 2014, respectively, and $9,110.1 million and $10,610.8 million for the nine months 2015 and 2014, respectively. Results for both periods were impacted by negative comparable sales and the weaker Yen in Japan, and many weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2015	2014	2015	2014
Franchised
U.S.	83.1%	83.4%	$937.0	$921.3	2%	2%
International Lead Markets	80.8	80.8	596.7	661.3	(10)	7
High Growth Markets	72.3	71.5	140.4	140.1	0	16
Foundational Markets & Corporate	88.8	87.4	242.0	237.0	2	22
Total	82.2%	82.0%	$1,916.1	$1,959.7	(2)%	7%
Company-operated
U.S.	12.4%	16.7%	$132.2	$182.9	(28)%	(28)%
International Lead Markets	20.8	20.6	256.8	289.9	(11)	3
High Growth Markets	14.3	12.3	207.5	187.1	11	39
Foundational Markets & Corporate	14.7	10.9	78.7	61.6	28	54
Total	15.8%	15.7%	$675.2	$721.5	(6)%	9%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2015	2014	2015	2014
Franchised
U.S.	82.5%	83.2%	$2,652.1	$2,691.8	(1)%	(1)%
International Lead Markets	79.9	80.1	1,673.0	1,877.1	(11)	5
High Growth Markets	71.0	71.7	385.9	418.8	(8)	7
Foundational Markets & Corporate	88.3	87.8	671.9	732.9	(8)	9
Total	81.4%	81.8%	$5,382.9	$5,720.6	(6)%	3%
Company-operated
U.S.	14.7%	17.5%	$460.5	$570.9	(19)%	(19)%
International Lead Markets	20.0	19.8	719.9	814.2	(12)	3
High Growth Markets	12.6	14.0	526.6	662.2	(20)	(2)
Foundational Markets & Corporate	12.4	12.1	192.8	213.7	(10)	6
Total	15.2%	16.3%	$1,899.8	$2,261.0	(16)%	(4)%

•
Franchised: Franchised margin dollars decreased $43.6 million or 2% (increased 7% in constant currencies) for the quarter and decreased $337.7 million or 6% (increased 3% in constant currencies) for the nine months. The constant currency increase for both periods benefited from expansion and refranchising, as well as positive comparable sales performance in the quarter.

•
U.S.: The franchised margin percent decreased for the quarter and nine months primarily due to higher occupancy costs. The nine months was also impacted by negative comparable sales in the first half of the year.

•
International Lead Markets: The franchised margin percent was flat for the quarter and decreased slightly for the nine months reflecting the benefit from positive comparable sales performance and the negative impact from refranchising and higher lease expense.

•
High Growth Markets: The franchised margin percent increased for the quarter and decreased for the nine months. Both periods benefited from China's sales recovery and were negatively impacted by refranchising and higher occupancy costs.

Refranchising generally has a dilutive effect on the franchised margin percent, but results in higher franchised margin dollars.

•
Company-operated: Company-operated margin dollars decreased $46.3 million or 6% (increased 9% in constant currencies) for the quarter and decreased $361.2 million or 16% (4% in constant currencies) for the nine months. The constant currency increase for the quarter was driven by China's sales recovery.

•
U.S.: The Company-operated margin percent decreased for the quarter and nine months primarily due to our incremental investment in wages and benefits for all eligible Company-operated restaurant employees, effective July 1, 2015, designed to improve restaurant performance and enhance our employer brand. The impact of negative comparable guest counts and higher commodity and occupancy costs was offset by a higher average check.

•
International Lead Markets: The Company-operated margin percent increased slightly for the quarter and nine months as the benefit from positive comparable sales offset higher labor and occupancy costs. In addition, refranchising in Germany had a positive impact.

•
High Growth Markets: The Company-operated margin percent increased for the quarter and decreased for the nine months. Both periods benefited from sales recovery in China and were negatively impacted by currency and inflationary pressures in Russia, as well as higher labor and occupancy costs across the segment.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Food & paper	33.7%	33.6%	33.8%	33.6%
Payroll & employee benefits	26.5	26.3	26.5	26.1
Occupancy & other operating expenses	24.0	24.4	24.5	24.0
Total expenses	84.2%	84.3%	84.8%	83.7%
Company-operated margins	15.8%	15.7%	15.2%	16.3%
Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $8.2 million or 1% (9% in constant currencies) for the quarter and decreased $66.2 million or 4% (increased 3% in constant currencies) for the nine months. The constant currency increase for both periods reflected higher incentive-based compensation costs. For the nine months, the constant currency increase also reflected higher technology and marketing costs, offset by lower employee costs resulting from the Company's recent restructuring initiatives and the benefit from comparison to prior year costs, which included the Winter Olympics in the first quarter and the Worldwide Convention in the second quarter.

•
For the nine months, selling, general and administrative expenses as a percent of revenues increased to 9.2% for 2015 compared with 8.7% for 2014, and as a percent of Systemwide sales increased to 2.9% for 2015 compared with 2.7% for 2014, partly reflecting weaker foreign currencies that are having a larger impact on revenues and sales.

•
In connection with the Company's change in reporting segments, effective July 1, 2015, the Company provided historical segment summary financial information in accordance with its new reporting structure. As a result of the re-categorization of all markets from the prior geographic segments into the new segments, historical market support expenses outside the U.S. were reallocated from the prior geographic segments into the new international segments.

Beginning July 1, 2015, the Company centralized certain market support expenses previously incurred by the geographic segments into Corporate. As a result, these expenses were included in the segment results prior to July 1, 2015 and in Corporate results subsequent to that date. This reallocation, net of costs that have been eliminated, resulted in a reduction for the quarter of approximately $30 million of segment-level selling, general and administrative expenses, evenly allocated between the International Lead Markets and High Growth Markets segments, and a corresponding increase in Corporate expenses.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gains on sales of restaurant businesses	$(20.2)	$(26.1)	$(84.1)	$(77.0)
Equity in earnings of unconsolidated affiliates	8.2	25.2	95.9	(5.7)
Asset dispositions and other (income) expense, net	(11.0)	33.8	246.6	41.4
Total	$(23.0)	$32.9	$258.4	$(41.3)

•
Equity in earnings of unconsolidated affiliates decreased for the nine months due to results in Japan, reflecting negative operating performance and the impact of closing under-performing restaurants in the first quarter. For the third quarter, Japan's results benefited from comparison to the 2014 supplier issue.

•
Asset dispositions and other expense increased for the nine months, primarily due to strategic charges incurred during the first half of this year, which included asset write-offs resulting from the decision to close under-performing restaurants, mostly in the U.S. and China, restructuring charges, and other asset write-offs as part of the refranchising initiative. The quarter benefited from comparison to the charges related to the 2014 supplier issue.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$902.1	$914.4	(1)%	(1)%
International Lead Markets	739.5	830.6	(11)	5
High Growth Markets	297.3	214.3	39	68
Foundational Markets & Corporate	91.4	113.2	(19)	24
Total	$2,030.3	$2,072.5	(2)%	10%

Nine Months Ended September 30,	2015	2014	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,559.7	$2,715.7	(6)%	(6)%
International Lead Markets	2,011.6	2,299.4	(13)	3
High Growth Markets	639.3	775.2	(18)	2
Foundational Markets & Corporate	54.5	407.2	(87)	(61)
Total	$5,265.1	$6,197.5	(15)%	(5)%

•
Operating Income: Operating income decreased $42.2 million or 2% (increased 10% in constant currencies) for the quarter, reflecting the benefit from comparison to the 2014 China supplier issue. For the nine months, operating income decreased $932.4 million or 15% (5% in constant currencies), reflecting the negative impact of approximately $240 million of strategic charges incurred during the first half of this year, as well as weaker operating performance in the U.S. and Japan. Both periods benefited from improved franchised margins throughout the international segments.

Following are the results by segment:

•
U.S.: Operating income for the quarter and nine months decreased primarily due to lower Company-operated margin dollars, reflecting higher costs associated with our incremental investment in wages and benefits for all eligible Company-operated restaurant employees, effective July 1, 2015. Results for the quarter benefited from slightly positive comparable sales. The nine months were negatively impacted by restructuring and restaurant closing charges incurred during the first quarter of this year.

•
International Lead Markets: Constant currency operating income increased for the quarter and nine months primarily due to higher franchised margin dollars benefiting from positive comparable sales performance, partly offset by lower other operating income.

•	High Growth Markets: The constant currency operating income increased for the quarter and nine months. Results reflected sales recovery in China and higher franchised margin dollars.

•
Foundational Markets and Corporate: The constant currency operating income increased for the quarter, driven by strong comparable sales performance, partly offset by higher Corporate selling, general and administrative expenses, reflecting the centralization of certain costs. For the nine months, the decrease in operating results primarily reflected weaker results in Japan and the impact of the segment's strategic charges incurred during the first half of this year.

Combined Operating Margin: Combined operating margin is defined as operating income as a percent of total revenues. Combined operating margin was 27.6% and 29.7% for the nine months 2015 and 2014, respectively.
Interest Expense

•
Interest expense increased 8% (13% in constant currencies) for the quarter and increased 8% (14% in constant currencies) for the nine months primarily due to higher average debt balances, partly offset by lower interest rates and weaker foreign currencies.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income	$(3.2)	$(5.5)	$(7.2)	$(16.3)
Foreign currency and hedging activity	(10.7)	4.9	(45.6)	11.4
Other (income) expense, net	4.9	2.7	15.6	3.8
Total	$(9.0)	$2.1	$(37.2)	$(1.1)
Income Taxes

•
The effective income tax rate was 30.3% and 44.4% for the quarters 2015 and 2014 and 31.4% and 36.6% for the nine months 2015 and 2014, respectively. The 2014 effective income tax rate for the quarter and nine months included a change in tax reserves for 2003-2008 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves related to audit progression in other foreign tax jurisdictions. Excluding this impact, the 2014 effective income tax rate would have been 31.0% and 32.1% for the quarter and nine months, respectively.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $3.9 billion for the nine months 2015. Cash provided by operations decreased $66.8 million compared with the nine months 2014, primarily due to lower operating results, partly offset by changes in working capital.
Cash used for investing activities totaled $1.1 billion for the nine months 2015, a decrease of $891.7 million compared with the nine months 2014, primarily due to lower capital expenditures and a decrease in other investing activities partly related to short-term time deposits.
Cash used for financing activities totaled $3.5 billion for the nine months 2015, an increase of $637.8 million compared with the nine months 2014, primarily due to higher treasury stock purchases, partly offset by an increase in net long-term debt issuances.
Debt obligations at September 30, 2015 totaled $18.0 billion compared with $15.0 billion at December 31, 2014. The increase was primarily due to bond issuances of $4.2 billion, partly offset by bond repayments of $1.0 billion.
Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Codification (ASC) 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.
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
If our turnaround plans are not successful in driving improved performance, our results may suffer.
If the turnaround plans that include restructuring market segments, optimizing restaurant ownership mix through accelerated refranchising effort and delivering cost savings are not successful, take longer than initially projected, or are not executed effectively, our business operations and financial results could be adversely affected. In addition, our turnaround plans present various risks to the McDonald’s System and increase the chances that existing risks described elsewhere in this section will have an adverse effect.
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
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the IEO segment. We must continuously adapt to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment. We continue to implement initiatives to address these shifts at an aggressive pace. There is no assurance that such initiatives will be successful and, if they are not, our financial results could be adversely impacted.
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
Our success depends in part on our System’s ability to recruit and retain qualified personnel to work in our restaurants. Increased costs associated with recruiting and retaining such qualified personnel, whether because of the trend toward higher statutory minimum wages and social expenses or because of voluntary increases in wages necessitated by labor market conditions, could have a negative impact on the margins of our company-operated restaurants. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect (including the ability to recruit and retain talent) us or the franchisees and suppliers that are also part of the McDonald’s System and whose performance has a material impact on our results.
We are also impacted by the costs and other effects of compliance with U.S. and overseas regulations affecting our workforce, which includes our staff and employees working in our company-operated restaurants. These regulations are increasingly focused on employment issues including wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on our business.

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
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions.
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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirmed that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting our business, refer to statements appearing under the caption "Risk Factors and Cautionary Statement Regarding Forward-Looking Statements" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 - 31, 2015	8,022,561	$97.08	8,022,561	$4,988,485,985
August 1 - 31, 2015	7,794,619	97.53	7,794,619	4,228,276,072
September 1 - 30, 2015	8,359,727	96.56	8,359,727	3,421,050,216
Total	24,176,907	$97.05	24,176,907

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

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of June 14, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2012.

	(b)	By-Laws, as amended and restated with effect as of October 26, 2015, incorporated herein by reference from Form 8-K, filed October 28, 2015.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(b)
Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

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

	(e)	McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

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

	(f)	McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2012.**

	(g)	McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended June 30, 2009.**

Exhibit Number		Description

	(h)	McDonald's Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

	(i)	McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

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

	(l)	Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2013.**

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

	(o)	McDonald’s Corporation Severance Plan, as amended and restated, effective September 30, 2015, filed herewith. **

	(p)	Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2008.**

	(q)	Amended Assignment Agreement between Timothy Fenton and the Company, dated January 2008, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2008.**

(i)
2009 Amendment to the Amended Assignment Agreement between Timothy Fenton and the Company, effective as of January 1, 2009, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2009.**

	(r)	Description of Restricted Stock Units granted to Andrew J. McKenna, filed herewith.**

	(s)	Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Form 10-K, for the year ended December 31, 2013.**

	(t)	Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

(i) 2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2015.**

	(u)	Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Form 10-Q, for the quarter ended March 31, 2014.**

	(v)	Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Form 10-Q, for the quarter ended September 30, 2014.**

	(w)	Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Form 8-K, filed on March 3, 2015.**

(x)
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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
November 4, 2015	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer