Form 10-K
period 2015-12-31
MCDONALDS CORP
filed 2016-02-25
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐
Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was $89,518,453,614.
The number of shares outstanding of the registrant’s common stock as of January 31, 2016 was 901,607,888.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2016 definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General
Through June 30, 2015, the Company was managed as distinct geographic segments, comprised of the U.S., Europe, Asia/Pacific, Middle East and Africa ("APMEA") and Other Countries & Corporate, which included Canada and Latin America. Beginning July 1, 2015, McDonald’s started operating under a new organizational structure that combines markets with similar characteristics and opportunities for growth. Information about the Company's new segments is provided in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, page 13 of this Form 10-K.
b. Financial information about segments
Segment data for the years ended December 31, 2015, 2014, and 2013 are included in Part II, Item 8, page 44 of this Form 10-K.
c. Narrative description of business

▪	General
The Company operates and franchises McDonald’s restaurants, which serve a locally-relevant menu of quality food and drinks sold at various price points in more than 100 countries. McDonald’s global system is comprised of both Company-owned and franchised restaurants. McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with the entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. We continually review our mix of Company-owned and franchised restaurants to help optimize overall performance, with a goal to be 95% franchised over the long term. The business relationship between McDonald’s and its independent franchisees is of fundamental importance to overall performance and to the McDonald’s Brand. This business relationship is supported by an agreement that requires adherence to standards and policies essential to protecting our brand.
The Company is primarily a franchisor, with more than 80% of McDonald's restaurants owned and operated by independent franchisees. Franchising enables an individual to own a restaurant business and maintain control over staffing, purchasing, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources. One of the strengths of this model is that the expertise gained from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants.
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. Having Company-owned restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit relevant McDonald’s restaurants.

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
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. The Company does not invest any capital under a developmental license arrangement. The Company receives a royalty based upon a percent of sales as well as initial fees upon the opening of a new restaurant or grant of a new license. We use the developmental license ownership structure in over 70 countries with a total of approximately 5,500 restaurants. The largest developmental licensee operates approximately 2,100 restaurants in 19 countries in Latin America and the Caribbean.
Finally, the Company also has an equity investment in a limited number of foreign affiliated markets, referred to as “affiliates.” In these markets, the Company receives a royalty based on a percent of sales and records its share of net results in Equity in earnings of unconsolidated affiliates. The largest of these affiliates is Japan, where there are nearly 3,000 restaurants.

▪	Supply Chain and Quality Assurance
The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and enforces high quality standards and product specifications. The Company has quality centers around the world designed to ensure that its high standards are consistently met. The quality assurance process not only involves ongoing product reviews, but also on-site supplier visits. A Food Safety Advisory Council, composed of the Company’s technical, safety and supply chain specialists, as well as suppliers and outside academia, provides strategic global leadership for all aspects of food safety. In addition, the Company works closely with suppliers to encourage innovation, assure best practices and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.
Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of products.

McDonald's Corporation 2015 Annual Report 1

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
The Company owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. The Company considers the trademarks “McDonald’s” and “The Golden Arches Logo” to be of material importance to its business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying durations.

▪	Seasonal operations
The Company does not consider its operations to be seasonal to any material degree.

▪	Working capital practices
Information about the Company’s working capital practices is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2015, 2014, and 2013 in Part II, Item 7, pages 13 through 28, and the Consolidated statement of cash flows for the years ended December 31, 2015, 2014, and 2013 in Part II, Item 8, page 33 of this Form 10-K.

▪	Customers
The Company’s business is not dependent upon either a single customer or small group of customers.

▪	Backlog
Company-operated restaurants have no backlog orders.

▪	Government contracts
No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at government election.

▪	Competition
McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience, service, menu variety and product quality in a highly fragmented global restaurant industry.

In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which is referred to as the informal eating out ("IEO") segment, includes the following restaurant categories defined by Euromonitor International: quick-service eating establishments, casual dining full-service restaurants, street stalls or kiosks, cafés,100% home delivery/takeaway providers, specialist coffee shops, self-service cafeterias and juice/smoothie bars. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than casual dining.
Based on data from Euromonitor International, the global IEO segment was composed of approximately 8 million outlets and generated $1.2 trillion in annual sales in 2014, the most recent year for which data is available. McDonald’s Systemwide 2014 restaurant business accounted for 0.5% of those outlets and 7.2% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 17 million outlets and generated $2.4 trillion in annual sales in 2014. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.6% of the sales.

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
Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of the System in ways which we cannot predict at this time.
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

2 McDonald's Corporation 2015 Annual Report

▪	Number of employees
The Company’s number of employees worldwide, including Company-operated restaurant employees, was approximately 420,000 as of year-end 2015.
d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 13 through 29 and Segment and geographic information in Part II, Item 8, page 44 of this Form 10-K.
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

ITEM 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
If we do not successfully design and execute our business strategies, we may not be able to increase revenues or market share.
To drive future results, our business strategies must be effective in achieving market share gains while at the same time delivering operating income growth. Whether we successfully execute these strategies depends mainly on our System’s ability to:

▪	Continue to innovate and differentiate in all aspects of the McDonald’s experience in a way that balances value to our customers with profitability;

▪	Reinvest in our restaurants and identify and develop restaurant sites consistent with our System’s plans for net growth of System-wide restaurants;

▪	Provide clean and friendly environments that deliver a consistent McDonald's experience and demonstrate high service levels;

▪	Drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours; and

▪	Manage the complexity of our restaurant operations.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
The implementation of our turnaround plan may intensify the risks we face and may not be successful in driving improved performance.
Our turnaround plan includes restructuring market segments, optimizing restaurant ownership mix through accelerated refranchising, delivering cost savings and enhancing financial value through increased leverage. Implementing those actions will intensify the existing risks we face in our business, including risks associated with franchising and risks associated with our credit ratings. Further, if those actions are not successful, take longer to complete than initially projected, or are not executed effectively, our business operations, financial results and results of operations could be adversely affected.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the “informal eating out” (IEO) segment, which is highly competitive. We are facing sustained, intense competition from both traditional and other competitors, which include many non-traditional market participants such as convenience stores and coffee shops. In addition, in recent periods we have experienced emerging and growing competition from the fast casual category of restaurants. We expect our environment to continue to be highly competitive and in any particular reporting period our results may be impacted by new actions of our competitors, which may have a short- or long-term impact on our results.
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, manage the complexity of our restaurant operations and respond effectively to our

McDonald's Corporation 2015 Annual Report 3

competitors’ actions. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals, including the turnaround plan described above, and we will likely continue to modify our strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the IEO segment. We must continuously adapt to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment. We continue to implement initiatives to address these shifts at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.
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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions on a variety of factors, including the nutritional content and preparation of our food, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand and could be material to our business. Perceptions may also be affected by third parties presenting or promoting adverse commentary or perceptions of the quick-service category of the IEO segment, our brand and/or our operations, our suppliers or our franchisees. If we are unsuccessful in addressing such adverse commentary or perceptions, our brand and our financial results may suffer.
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
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products. However, food safety events, including instances of food-borne illness, have occurred in the food industry in the past, and could occur in the future. In 2014, food quality issues were discovered at a supplier to McDonald’s and other food companies in China. As a consequence of this issue, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with rebuilding customer trust. Any future instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.
Our franchise business model presents a number of risks.
Our success relies in part on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources:

4 McDonald's Corporation 2015 Annual Report

company-operated restaurants and franchised restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Our franchisees may not experience sales growth, and our revenues and margins could be negatively affected as a result. If sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, in a timely manner or at all, will depend on various factors, including our ability to timely and effectively identify franchisees that meet our rigorous standards, the performance of our existing franchisees, whether the resulting ownership mix supports our financial objectives and our ability to manage risks associated with our refranchising strategy.
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
The global scope of our business subjects us to risks that could negatively affect our business.
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
Our success depends in part on our System’s ability to recruit and retain qualified personnel to work in our restaurants. Increased costs associated with recruiting and retaining such qualified personnel, whether because of the trend toward higher statutory minimum wages and social expenses or because of voluntary increases in wages necessitated by labor market conditions, could have a negative impact on the margins of our company-operated restaurants. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect (including the ability to recruit and retain talent) us or the franchisees and suppliers that are also part of the McDonald’s System and whose performance may have a material impact on our results.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our company-operated restaurants. These regulations are increasingly focused on employment issues including wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on our business.
Information technology system failures or interruptions or breaches of network security may interrupt our operations.
We are increasingly reliant on technological systems (e.g., point-of-sale and other in-store systems or platforms) to conduct our business, including technology-enabled solutions provided to us by third parties; and any failure of these systems could significantly impact our operations and customer perceptions. Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. The third

McDonald's Corporation 2015 Annual Report 5

party solutions also present the risks faced by the third party’s business. If those systems or solutions were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations. We may also not fully realize the benefits of the significant investments we are making to enhance the customer experience through digital engagement and social media. Furthermore, security breaches involving our systems or those of third party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in adverse publicity, loss of consumer confidence, reduced sales and profits, and criminal penalties or civil liabilities.
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
Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans. These regulations may relate to, among others, product packaging, marketing and the nutritional content and safety of our food and other products, labeling and other disclosure practices, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of information from third-party suppliers (particularly given varying requirements and practices for testing and disclosure).
Additionally, we are keenly aware of and working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources. The increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare, deforestation and land use) and the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
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
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions. We are also subject to the legal and compliance risks associated with privacy, data collection, protection and management, in particular as it relates to information we collect when we provide optional technology-related services to franchisees.
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

6 McDonald's Corporation 2015 Annual Report

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
New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.
A decrease in our credit ratings or an increase in our funding costs could adversely affect our profitability.
We may be negatively affected by the impact of changes in our debt levels or our results of operations on our credit ratings, interest expense, availability of acceptable counterparties, ability to obtain funding on favorable terms or our operating or financial flexibility, especially if lenders impose new operating or financial covenants. In particular, our credit rating was lowered as a result of our decision to increase our leverage and the pace of the return of cash to our shareholders.
Our operations may also be impacted by regulations affecting capital flows, financial markets or financial institutions, which can limit our ability to manage and deploy our liquidity or increase our funding costs. If any of these events were to occur, they could have a material adverse effect on our business and financial condition.
Trading volatility and price of our common stock may be adversely affected by many factors.
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these factors, some of which are outside our control, are the following:

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

▪
The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we review our corporate structure and strategies in light of business, legal and tax considerations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for conventional franchised and Company-operated restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 13 through 29 and in Financial statements and supplementary data in Part II, Item 8, pages 29 through 47 of this Form 10-K.

McDonald's Corporation 2015 Annual Report 7

ITEM 3. Legal Proceedings

The Company has pending a number of lawsuits that have been filed in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s entire business. The following is a brief description of the more significant types of claims and lawsuits. In addition, the Company is subject to various national and local laws and regulations that impact various aspects of its business, as discussed below. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods.

▪	Franchising
A substantial number of McDonald’s restaurants are franchised to independent owner/operators under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or rewrites of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.

▪	Suppliers
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers, including service providers, that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its suppliers (or former suppliers) which include, for example, compliance with product specifications and the Company’s business relationship with suppliers. In addition, disputes occasionally arise on a number of issues between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.

▪	Employees
Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, termination, promotion and pay practices, including wage and hour disputes, alleged discrimination and compliance with labor and employment laws.

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
Local and national governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, zoning, employment and taxes. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from the issuance of additional requirements in the future.

ITEM 4. Mine Safety Disclosures

Not applicable.

8 McDonald's Corporation 2015 Annual Report

Executive Officers of the Registrant
The following are the Executive Officers of our Company (as of the date of this filing):
Michael D. Andres, 58, is President, McDonald’s USA, a position he has held since October 2014.  Mr. Andres returned to the Company in September 2014 after serving as President, Chief Executive Officer and Chairman of LRI Holdings, Inc., the parent company of Logan’s Roadhouse, Inc., a steakhouse restaurant chain, since February 2013.  From February 2010 to September 2012, Mr. Andres served as Central Division President of McDonald’s USA.  Except for the period he was with Logan’s Roadhouse, Mr. Andres has served the Company for 31 years.
Peter J. Bensen, 53, is Chief Administrative Officer, a position he has held since March 2015. From May 2014 through February 2015, Mr. Bensen served as Corporate Senior Executive Vice President and Chief Financial Officer.  Prior to that time, Mr. Bensen served as Corporate Executive Vice President and Chief Financial Officer from January 2008 through April 2014.  He has served the Company for 19 years.
Ian F. Borden, 47, is President - Foundational Markets, a position he has held since July 2015. From January 2014 through June 2015, Mr. Borden served as Vice President and Chief Financial Officer - McDonald’s APMEA. Prior to that time, Mr. Borden served as Regional Vice President of Europe’s East Division from April 2011 to December 2013 and as Managing Director - McDonald’s Ukraine from December 2007 to December 2013. He has served the Company for 21 years.
Stephen J. Easterbrook, 48, is President and Chief Executive Officer, a position he has held since March 2015. Mr. Easterbrook was also elected a Director of the Company effective March 2015. From May 2014 through February 2015, Mr. Easterbrook served as Corporate Senior Executive Vice President and Global Chief Brand Officer.  From June 2013 through April 2014, Mr. Easterbrook served as Corporate Executive Vice President and Global Chief Brand Officer. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited, a pan-Asian restaurant chain, and from September 2011 to September 2012, he served as the Chief Executive Officer of PizzaExpress Limited, an Italian restaurant brand. From December 2010 to September 2011, he held the position of President, McDonald’s Europe. Prior to that, Mr. Easterbrook served in a number of roles with the Company. Except for the period he was with PizzaExpress and Wagamama, Mr. Easterbrook has served the Company for 22 years.
David O. Fairhurst, 47, is Corporate Executive Vice President & Chief People Officer, a position he has held since October 2015. Mr. Fairhurst served as Corporate Senior Vice President, International Human Resources and Strategy from April 2015 to September 2015. Prior to that time, he served as Europe Vice President - Chief People Officer from January 2011 to March 2015 and as Senior Vice President, Chief People Officer - Northern Europe from 2007 to December 2010. Mr. Fairhurst has served the Company for 10 years.
Robert L. Gibbs, 44, is Corporate Executive Vice President - Corporate Relations and Chief Communications Officer, a position he has held since June 2015. Mr. Gibbs joined the Company from The Incite Agency, a strategic communications advisory firm that he co-founded in 2013. Prior to that, Mr. Gibbs held several senior advisory roles in the White House, serving as the White House Press Secretary beginning in 2009, then as Senior Advisor in the 2012 re-election campaign.

Douglas M. Goare, 63, is President, Lead International Markets, a position he has held since July 2015. From October 2011 through June 2015, Mr. Goare served as President, McDonald’s Europe. Prior to that time, Mr. Goare served as Corporate Executive Vice President of Supply Chain and
Development from February 2011 through September 2011 and as Corporate Senior Vice President of Supply Chain from June 2007 through November 2010.  In addition, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011.  Mr. Goare has served the Company for 37 years.
David L. Hoffmann, 48, is President, High Growth Markets, a position he has held since July 2015. From July 2012 through June 2015, Mr. Hoffman served as President of APMEA. From January 2012 through June 2012, he held the position of Senior Vice President and Restaurant Support Officer for APMEA. Prior to that time, he held the position of Vice President of Strategy, Insights and Development for APMEA from May 2011 through December 2011. From November 2008 through April 2011, he held the position of Executive Vice President of McDonald’s Japan. Mr. Hoffman has served the Company for 19 years.
Christopher Kempczinski, 47, is Corporate Executive Vice President - Strategy, Business Development and Innovation, a position he has held since October 2015. Mr. Kempczinski joined the Company from Kraft Heinz, a manufacturer and marketer of food and beverage products, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Prior to that, Mr. Kempczinski served as President of Kraft Canada from July 2012 through December 2014 and as Senior Vice President - U.S. Grocery from 2008 to July 2012.
Silvia Lagnado, 52, is Corporate Executive Vice President, Global Chief Marketing Officer, a position she has held since August 2015. Ms. Lagnado served as Chief Marketing Officer of Bacardi Limited, a spirits company, from September 2010 to October 2012. Prior to that, Ms. Lagnado served more than twenty years in positions of increased responsibility at Unilever.
Brian J. Mullens, 44, is Corporate Senior Vice President - Controller, a position he has held since March 2015. From September 2014 through February 2015, Mr. Mullens served as Corporate Vice President-Finance. Prior to that time, Mr. Mullens served as Corporate Vice President and Assistant Controller from December 2012 to September 2014 and as Chief Financial Officer of McDonald's U.K. and Northern Division, Europe from December 2007 to November 2012. Mr. Mullens has been with the Company for 19 years.
Kevin M. Ozan, 52, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 18 years.
Gloria Santona, 65, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. Ms. Santona has been with the Company for 38 years.
Jim R. Sappington, 57, is Corporate Executive Vice President, Operations and Technology Systems, a position he has held since March 2015. From January 2013 through February 2015, Mr. Sappington served as Corporate Senior Vice President-Chief Information Officer. Prior to that time, Mr. Sappington served as U.S. Vice President - General Manager for the Northwest Region from September 2010 to December 2012. Mr. Sappington has been with the Company for 28 years.

McDonald's Corporation 2015 Annual Report 9

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2015			2014
Dollars per share	High	Low	Dividend	High	Low	Dividend
Quarter:
First	101.09	88.77	0.85	99.07	92.22	0.81
Second	101.08	94.02	0.85	103.78	96.52	0.81
Third	101.88	87.50	0.85	101.36	90.53	1.66	*
Fourth	120.23	97.13	0.89	97.50	87.62
Year	120.23	87.50	3.44	103.78	87.62	3.28

*	Includes a $0.81 per share dividend declared and paid in third quarter, and a $0.85 per share dividend declared in third quarter and paid in fourth quarter.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2016 was estimated to be 1,579,000.
Given the Company’s returns on equity, incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 40 consecutive years through 2015 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2015*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2015	2,499,205	102.66	2,499,205	$3,164,474,231
November 1-30, 2015	5,016,418	112.97	5,016,418	2,597,749,457
December 1-31, 2015	6,103,069	116.70	6,103,069	1,885,526,160
Total	13,618,692	112.75	13,618,692

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On May 21, 2014, the Company's Board of Directors approved a share repurchase program, effective July 1, 2014 ("2014 Program"), that authorized the purchase of up to $10 billion of the Company's outstanding common stock with no specified expiration date. On December 3, 2015, the Company's Board of Directors terminated the 2014 Program, effective December 31, 2015, and replaced it with a new share repurchase program, effective January 1, 2016 ("2016 Program"), that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. As of December 31, 2015, no further share repurchases may be made under the 2014 Program; future share repurchases will be made pursuant to the 2016 Program.

On February 12, 2016, the Company paid $2.7 billion under an Accelerated Share Repurchase agreement and received an initial delivery of 18.5 million shares, which represents 80% of the total shares the Company expects to receive based on the market price at the time of initial delivery. The final number of shares delivered upon settlement of the agreement, between April 1, 2016 and May 13, 2016, will be determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount.

10 McDonald's Corporation 2015 Annual Report

Stock Performance Graph

At least annually, we consider which companies comprise a readily identifiable investment peer group. McDonald's is included in published restaurant indices; however, unlike most other companies included in these indices, which have no or limited international operations, McDonald's does business in more than 100 countries and a substantial portion of our revenues and income is generated outside the U.S. In addition, because of our size, McDonald's inclusion in those indices tends to skew the results. Therefore, we believe that such a comparison is not meaningful.
Our market capitalization, trading volume and importance in an industry that is vital to the U.S. economy have resulted in McDonald's inclusion in the Dow Jones Industrial Average (DJIA) since 1985. Like McDonald's, many DJIA companies generate meaningful revenues and income outside the U.S. and some manage global brands. Thus, we believe that the use of the DJIA companies as the group for comparison purposes is appropriate.
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2015. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2010. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Company/Index	Dec '10	Dec '11	Dec '12	Dec '13	Dec '14	Dec '15
McDonald's Corporation	100	135	122	139	139	181
S&P 500 Index	100	102	118	157	178	181
Dow Jones Industrials	100	108	119	155	170	171
Source: S&P Capital IQ

McDonald's Corporation 2015 Annual Report 11

ITEM 6. Selected Financial Data

6-Year Summary

Dollars in millions, except per share data	2015	2014	2013	2012	2011	2010
Company-operated sales	$16,488	18,169	18,875	18,603	18,293	16,233
Franchised revenues	$8,925	9,272	9,231	8,964	8,713	7,842
Total revenues	$25,413	27,441	28,106	27,567	27,006	24,075
Operating income	$7,146	7,949	8,764	8,605	8,530	7,473
Net income	$4,529	4,758	5,586	5,465	5,503	4,946
Cash provided by operations	$6,539	6,730	7,121	6,966	7,150	6,342
Cash used for investing activities	$1,420	2,305	2,674	3,167	2,571	2,056
Capital expenditures	$1,814	2,583	2,825	3,049	2,730	2,135
Cash used for (provided by) financing activities	$(735)	4,618	4,043	3,850	4,533	3,729
Treasury stock purchases(1)	$6,182	3,175	1,810	2,605	3,373	2,648
Common stock cash dividends	$3,230	3,216	3,115	2,897	2,610	2,408
Financial position at year end:
Total assets	$37,939	34,227	36,626	35,386	32,990	31,975
Total debt	$24,122	14,936	14,130	13,633	12,500	11,505
Total shareholders’ equity	$7,088	12,853	16,010	15,294	14,390	14,634
Shares outstanding in millions	907	963	990	1,003	1,021	1,054
Per common share:
Earnings-diluted	$4.80	4.82	5.55	5.36	5.27	4.58
Dividends declared	$3.44	3.28	3.12	2.87	2.53	2.26
Market price at year end	$118.14	93.70	97.03	88.21	100.33	76.76
Company-operated restaurants	6,444	6,714	6,738	6,598	6,435	6,399
Franchised restaurants	30,081	29,544	28,691	27,882	27,075	26,338
Total Systemwide restaurants	36,525	36,258	35,429	34,480	33,510	32,737
Franchised sales(2)	$66,226	69,617	70,251	69,687	67,648	61,147

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

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

12 McDonald's Corporation 2015 Annual Report

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 36,525 restaurants in 119 countries at year-end 2015, 30,081 were franchised (reflects 21,147 franchised to conventional franchisees, 5,529 licensed to developmental licensees and 3,405 licensed to foreign affiliates ("affiliates")—primarily Japan) and 6,444 were operated by the Company.
Under McDonald's conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees enabling restaurant performance levels that are among the highest in the industry. In certain circumstances, the Company participates in the reinvestment for conventional franchised restaurants in an effort to accelerate implementation of certain initiatives.
Under McDonald's developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
McDonald's is primarily a franchisor and believes franchising is paramount to delivering great-tasting food, locally-relevant customer experiences and driving profitability. Franchising enables an individual to own a restaurant business and maintain control over staffing, purchasing, marketing and pricing decisions, while also benefiting from the financial strength and global experience of McDonald's. However, directly operating restaurants is important to being a credible franchisor and provides Company personnel with restaurant operations experience. In Company-operated restaurants, and in collaboration with franchisees, McDonald's further develops and refines operating standards, marketing concepts and product and pricing strategies, so that only those that the Company believes are most beneficial are introduced in the restaurants. McDonald's continually reviews its mix of Company-operated and franchised restaurants to help optimize overall performance, with a goal to be 95% franchised over the long term.
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
Through June 30, 2015, the Company was managed as distinct geographic segments, comprised of the U.S., Europe, Asia/Pacific, Middle East and Africa and Other Countries & Corporate, which included Canada and Latin America. Beginning July 1, 2015, McDonald’s started operating under a new organizational structure with the following segments that combine markets with similar characteristics and opportunities for growth:

•	U.S. - the Company's largest segment. This segment did not change as a result of the new reporting structure.

•	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets.

•
High Growth Markets - markets believed to have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets.

•
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which is believed to have the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

In September 2015, the Company issued segment summary financial information and segment historical data in accordance with its new reporting structure for the previously reported years ended 2010 through 2014 and quarters ended March 31, 2014 through June 30, 2015. The segment information included herein is presented in accordance with the change in reporting structure for all periods presented.
For the year ended December 31, 2015, the U.S., International Lead Markets and High Growth Markets segments accounted for 34%, 30% and 24% of total revenues, respectively.
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures, including comparable sales and comparable guest count growth, Systemwide sales growth, operating income growth and returns.

▪
Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results in constant currencies and bases most incentive compensation plans on these results because the Company believes this better represents its underlying business trends.

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

McDonald's Corporation 2015 Annual Report 13

▪
Return on incremental invested capital ("ROIIC") is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the markets, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by dividing the change in operating income plus depreciation and amortization (numerator) by the cash used for investing activities (denominator), primarily capital expenditures. The calculation uses a constant average foreign exchange rate over the periods included in the calculation.

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") has been key to McDonald's long-term success. By leveraging the System, McDonald’s is able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, the Company’s business model enables the System to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities it serves.
In 2015, the Company and its Board of Directors took steps to reset its business and restore growth, which included the election of a new CEO in the first quarter. In May, management announced the initial steps of the Company's turnaround plan, beginning with a worldwide restructuring in July. This resulted in a reorganization from a geographically-focused structure to segments that combine markets with similar characteristics and opportunities for growth. This new operating structure is designed to sharpen the Company's focus on the customer, drive greater accountability, and remove distractions and bureaucracy. Management expects the new structure to enable faster decision-making and an increased ability to move proven initiatives quickly across markets.
The System is focused on the fundamentals of running great restaurants by providing customers with what matters most to them - hot and fresh food, fast and friendly service, and a contemporary restaurant experience at the value of McDonald’s. In addition, McDonald’s is building on its competitive advantages of convenience, scale, geographic diversification and System alignment that have been created over time.
McDonald’s aspires to be viewed by its customers as a modern and progressive burger company delivering a contemporary customer experience. The priorities of the turnaround plan are threefold: drive operational growth, create brand excitement and enhance financial value.
To drive operational growth, the Company is working to enhance the quality, choice and variety of its menu. In addition, the Company is building upon investments it has already made in reimaging and technology to innovate the way customers can order and how they are served, which represent elements of the Experience of the Future. While execution and timing of these elements may be different in each market, Experience of the Future is designed to fundamentally enhance McDonald's relationship with customers and their experience with the brand.
The Company’s brand efforts aim to reach customers in ways that drive greater excitement and are meaningful to them, such as fun, engaging marketing campaigns and focused support of communities. Enhancements to the quality of McDonald's menu, more local sourcing of ingredients, and commitments around sustainability efforts are all designed to improve consumer confidence in the Brand.
The modifications to McDonald’s operating approach are accompanied by strategies to enhance financial value. In 2015, management announced plans to optimize the Company’s restaurant ownership mix by refranchising about 4,000 restaurants through 2018, deliver net annual G&A savings of about $500 million, the vast majority of which is expected to be realized by the end of 2017, and return about $30 billion to shareholders for the three-year period ending 2016.
McDonald’s maintains a strong financial foundation supported by industry-leading unit volumes that enable the Company to pursue growth through business and economic cycles while returning significant amounts of cash to shareholders each year. Cash from operations benefits from a heavily franchised business model as the rent and royalty income received from franchisees provides a stable revenue stream that has relatively low costs and enables co-investment, either through capital expenditures or rent incentives, with franchisees on key initiatives, such as reimaging. In addition, the franchise business model is less capital intensive as franchisees invest in the costs of going into business and most future reinvestment.
The Company’s substantial cash flow, strong investment grade credit rating and continued access to credit provides McDonald’s flexibility to fund capital expenditures as well as return cash to shareholders. After a thorough evaluation of financial opportunities, management announced plans to optimize the Company’s capital structure and increased the cash return to shareholders target to about $30 billion for the three-year period ending 2016 - a $10 billion increase over the previous target with incremental debt funding the vast majority of the increase. This proactive move in the Company’s leverage metrics and credit ratings still enables McDonald’s to efficiently and cost effectively access capital globally, while allowing for continued investment in the business. These actions, together with the decision of the Board of Directors to raise the dividend in 2015, reflect the Board and management’s confidence in McDonald's future.
The Company’s financial results for 2015 reflect two distinct performance periods. During the first half of the year, the Company took bold and urgent action to reset the business and refocus the System on its customers; however, operating performance was weak. The second half of the year was about execution, with results turning positive and providing tangible evidence that the turnaround plan is working.
In McDonald’s heavily franchised business model, growing comparable sales is important to increasing operating income and returns. Global comparable sales increased 1.5% in 2015, driven by positive performance across all segments in the third and fourth quarters. Consolidated guest counts were negative for the year.
U.S. comparable sales increased 0.5% and comparable guest counts declined 3.0%, though performance improved sequentially throughout the year with positive comparable sales in the third and fourth quarters.
Comparable sales in the International Lead markets grew 3.4% and comparable guest counts increased 1.0%. All major markets contributed to the positive comparable sales performance except France, which was impacted by macro-economic headwinds.
In the High Growth markets, comparable sales increased 1.8% and comparable guest counts declined 2.2%. The increase in comparable sales was driven primarily by solid performance in China as the market successfully executed strong recovery plans following the prior year supplier issue.
Comparable sales in the Foundational markets increased 0.7% and comparable guest counts declined 3.7%. Solid performance in many markets across Asia, Europe, Latin America and the Middle East were offset by negative comparable sales and guest counts in Japan.

14 McDonald's Corporation 2015 Annual Report

RESULTS FOR THE YEAR:

•
Global comparable sales increased 1.5%, reflecting an increase in all segments. Comparable guest counts declined 2.3%, as positive guest traffic in the International Lead markets was more than offset by negative guest traffic in all other segments.

▪	Systemwide sales, a non-GAAP measure that includes franchised sales, decreased 6% (increased 3% in constant currencies).

▪	Consolidated revenues decreased 7% (increased 3% in constant currencies).

▪	Consolidated operating income decreased 10% (flat in constant currencies).

▪	Diluted earnings per share was flat (increased 10% in constant currencies) at $4.80. Results and comparisons were impacted by the following current and prior year items outside normal operations:

*
Strategic charges, primarily related to goodwill impairment and other asset write-offs in conjunction with the Company's refranchising initiatives, restructuring activities and incremental restaurant closings primarily in China, Japan and the U.S., were partly offset by a gain on sale of property in the U.S. These items had a negative net impact on diluted earnings per share of $0.18 in 2015.

*	Charges related to certain foreign tax matters and the China supplier issue had a negative impact on diluted earnings per share of $0.54 in 2014.
Excluding the impact of these current and prior year items, earnings per share in constant currencies would have reflected an increase of $0.12 or 2% in 2015.

▪	Cash provided by operations was $6.5 billion.

▪	One-year ROIIC was 1.5% and three-year ROIIC was negative 3.7% for the period ended December 31, 2015 (see reconciliation on page 28).

▪	The Company increased the quarterly cash dividend per share 5% to $0.89 for the fourth quarter, equivalent to an annual dividend of $3.56 per share.

▪
The Company returned $9.4 billion to shareholders through dividends and share repurchases for the year. This brings the cumulative return to shareholders to $15.8 billion for the two-year period ending 2015 versus the targeted return of about $30 billion for the three-year period ending 2016.

▪
Capital expenditures of $1.8 billion were split fairly evenly between new restaurant openings and reinvestment in existing restaurants. Across the System, about 1,000 restaurants were opened and over 1,000 existing locations were reimaged.

AREAS OF FOCUS BY SEGMENT
U.S.
As the Company's largest segment, the U.S. remains critical to the Company's turnaround given its significant contribution to consolidated results. While results in the first half of 2015 were weak, the steps taken to enhance menu quality, simplify restaurant operations and offer more convenience to customers led to a meaningful shift in momentum starting in the third quarter.
Menu initiatives in the U.S. include enhancing the taste of core products through new cooking procedures and continuing to evolve its menu and ingredients, including the introduction of the

Artisan Grilled Chicken and Premium Buttermilk Crispy Chicken Deluxe sandwiches. The October launch of All Day Breakfast built on the positive momentum experienced during the third quarter. McDonald’s ability to move from one test market in April to a national launch in October in over 13,000 restaurants is a testament to the cultural changes the Company is making to become more relevant to customers.
The U.S. is placing a renewed emphasis on running great restaurants. This includes simplifying the menu and operations and making it easier for guests to order and interact with the Brand. Customer feedback systems are showing improvements in many important aspects of the customer visit, including food quality, order accuracy, speed and friendliness.
The recent launch of McDonald’s mobile app in the U.S. is designed to capture additional demand and engage with customers in more fun, personal and relevant ways.
Given the importance of value to its customers, the U.S. is working to establish a consistent national value offering. The goal is to provide customers more choice and flexibility, including the opportunity to bundle their own meals at compelling price points.
International Lead Markets
The International Lead markets remain relentlessly focused on customers and using data insights to better understand and respond to their changing needs and expectations.
These markets are focused on food quality, which includes modernizing cooking and service platforms to serve hotter, fresher food. Local market initiatives include new recipes and quality ingredients, such as a range of new Signature Beef products in the U.K.
The International Lead markets are working to improve the restaurant experience with a focus on customizing the menu for individual tastes, and offering customers different ways to order, pay for or receive their food. Markets continue to test solutions like self-order kiosks, table service and curbside delivery that help restaurant teams better connect with and serve customers because they simplify operations. These solutions also enable restaurants to accommodate more customers during busy peak times, thereby driving overall business performance.
Markets are at different stages, but all are making steady progress towards enhancing the customer experience. France is the furthest along with digital, web ordering, self-order kiosks and table service in the majority of restaurants. Australia's platform focuses on personalization and customization of premium burgers, chicken sandwiches and salads ordered through self-order kiosks. Canada and the U.K. have a number of Experience of the Future restaurants in place today and have plans to deploy more broadly in 2016.
The International Lead markets continue to focus on sustainability and social responsibility to become an even more relevant and trusted brand.
High Growth Markets
McDonald's High Growth markets are focused on creating customer excitement through menu, promotions and value, and implementing a digital strategy with specific mobile solutions and actions to build the business and brand trust.
In addition to driving operational growth in existing restaurants, targeted new restaurant development and refranchising initiatives are top priorities.
New restaurant openings totaled over 400 in 2015, while net additions were over 200. Between 400-500 total openings are planned for 2016, primarily in China, with a strong emphasis on freestanding restaurants with drive-thru’s. The High Growth markets include about half of the System’s planned global openings for 2016.

McDonald's Corporation 2015 Annual Report 15

Foundational Markets
The Foundational markets span over 80 countries across Asia, Europe, Latin America, Middle East and Africa. This diverse group of markets share common goals of enhancing the critical elements that differentiate McDonald’s - the menu and the customer experience. Menu efforts include emphasizing core favorites and ensuring strong everyday value platforms are in place, complemented by exciting new menu news tailored to local tastes and flavor preferences. The markets are placing a renewed commitment on running great restaurants and increasing convenience to customers, including drive-thru and delivery.
The segment is pursuing refranchising opportunities, including the sale of certain markets to developmental licensees.  McDonald's is also exploring the sale of a portion of the Company’s ownership in McDonald’s Japan to a strategic investor who could help advance Japan’s turnaround efforts, unlock the market’s growth potential, and enhance value for all stakeholders.
OUTLOOK FOR 2016
As McDonald's continues to execute its turnaround plan in 2016, the Company is confident that these strategies will transform customer perceptions of McDonald's as a modern and progressive burger company delivering a contemporary experience.
Although some larger markets face challenging headwinds as the Company enters 2016, McDonald's expects continued positive top-line momentum across all segments. McDonald's System is committed to elevating every aspect of the customer experience with the essential imperative of running great restaurants.
While the Company does not provide specific guidance on earnings per share, the following global and certain segment-specific information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 1 percentage point to 2016 Systemwide sales growth (in constant currencies).

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Lead Markets segment would change annual diluted earnings per share by about 4 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2016, costs for the total basket of goods are expected to decrease about 1-2% in the U.S. and remain relatively flat in the International Lead Markets segment.

•
The Company expects full-year 2016 selling, general and administrative expenses to decrease about 1-2% in constant currencies, with fluctuations expected between the quarters. This includes expenses associated with our Worldwide Owner/Operator Convention in second quarter 2016 and sponsorship of the Summer Olympic games in third quarter 2016.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2016 to increase about 40-45% compared with 2015 due to higher average debt balances.

•
A significant part of the Company's operating income is generated outside the U.S., and about 30% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by up to 25 cents.

•
The Company expects the effective income tax rate for the full-year 2016 to be in the 31%-33% range. Some volatility may be experienced between the quarters resulting in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2016 to be approximately $2.0 billion, about half of which will be used to open new restaurants. The Company expects to open about 1,000 restaurants, including about 400 restaurants in affiliated and developmental-licensee markets where the Company does not fund any capital expenditures. The Company expects net additions of about 500 restaurants. The remaining capital will be used to reinvest in existing locations, including about 400 to 500 reimages in the U.S.

•
The Company plans to optimize its capital structure and expects to return about $30 billion to shareholders for the three-year period ending 2016. The cumulative return for the two years ended 2015 was nearly $16 billion, leaving about $14 billion to be completed in 2016. Some of this remaining amount will be funded by issuing additional debt, of which approximately $6 billion was issued in the fourth quarter 2015.

Long-term

•
The Company expects to refranchise about 4,000 restaurants in the four-year period ending 2018 with a long-term goal to become 95% franchised. The majority of the refranchising will take place in the High Growth and Foundational markets. During 2015, we refranchised about 470 restaurants.

•
The Company expects to realize net annual G&A savings of about $500 million from our G&A base of $2.6 billion at the beginning of 2015, the vast majority of which is expected to be realized by the end of 2017. These savings will be realized through our refranchising efforts, streamlining resources across corporate, segment and market organizations, primarily in non-customer facing functions, and realizing greater efficiencies in the Company's Global Business Services platform. This target excludes the impact of foreign currency changes. We expect to realize a cumulative total of about $150 million in savings by the end of 2016, with about half of these savings already achieved in 2015.

•	In connection with executing against our refranchising and G&A targets, we may incur incremental strategic charges associated with asset dispositions and restructuring.

16 McDonald's Corporation 2015 Annual Report

Consolidated Operating Results

Operating results
		2015		2014	2013
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$16,488	(9%)	$18,169	(4%)	$18,875
Revenues from franchised restaurants	8,925	(4)	9,272	0	9,231
Total revenues	25,413	(7)	27,441	(2)	28,106
Operating costs and expenses
Company-operated restaurant expenses	13,977	(9)	15,288	(2)	15,579
Franchised restaurants-occupancy expenses	1,647	(3)	1,697	4	1,624
Selling, general & administrative expenses	2,434	(2)	2,488	4	2,386
Other operating (income) expense, net	209	n/m	19	n/m	(247)
Total operating costs and expenses	18,267	(6)	19,492	1	19,342
Operating income	7,146	(10)	7,949	(9)	8,764
Interest expense	638	11	576	9	528
Nonoperating (income) expense, net	(48)	n/m	1	n/m	32
Income before provision for income taxes	6,556	(11)	7,372	(10)	8,204
Provision for income taxes	2,027	(22)	2,614	0	2,618
Net income	$4,529	(5%)	$4,758	(15%)	$5,586
Earnings per common share—diluted	$4.80	0%	$4.82	(13%)	$5.55
Weighted-average common shares outstanding— diluted	944.6	(4%)	986.3	(2%)	1,006.0
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
Foreign currency translation had a negative impact on consolidated operating results in each of the last three years. In 2015, results were negatively impacted by the strengthening of the U.S. Dollar against the Euro, Australian Dollar, Russian Ruble and most other currencies. In 2014, results were negatively impacted by the weaker Russian Ruble, Australian Dollar and certain other currencies, partly offset by the stronger British Pound. In 2013, results were negatively impacted by the weaker Australian Dollar, Japanese Yen and many other foreign currencies, partly offset by the stronger Euro.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2015	2014	2013	2015	2014	2013
Revenues	$25,413	$27,441	$28,106	$(2,829)	$(570)	$(29)
Company-operated margins	2,511	2,881	3,296	(331)	(60)	(7)
Franchised margins	7,278	7,575	7,607	(626)	(119)	(43)
Selling, general & administrative expenses	2,434	2,488	2,386	158	21	(5)
Operating income	7,146	7,949	8,764	(771)	(152)	(66)
Net income	4,529	4,758	5,586	(473)	(114)	(52)
Earnings per common share—diluted	4.80	4.82	5.55	(0.50)	(0.12)	(0.05)

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2015, net income decreased 5% (increased 5% in constant currencies) to $4.5 billion and diluted earnings per common share was flat (increased 10% in constant currencies) at $4.80. Foreign currency translation had a negative impact of $0.50 on diluted earnings per share.
In 2014, net income decreased 15% (13% in constant currencies) to $4.8 billion and diluted earnings per common share decreased 13% (11% in constant currencies) to $4.82. Foreign currency translation had a negative impact of $0.12 on diluted earnings per share.
Results in 2015 benefited from higher franchised margins and a gain on sale of property in the U.S., partly offset by strategic charges, primarily related to goodwill impairment and other asset write-offs in conjunction with the Company's refranchising initiatives, restructuring and incremental restaurant closings. The strategic charges and gain on sale of property in the U.S. had a negative net impact on diluted earnings per share of $0.18 in 2015.
Results in 2014 were negatively impacted by the following items that had a negative impact of $0.54 on diluted earnings per share:

•
$0.31 per share due to an increase in tax reserves for 2003-2010 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as an increase in tax reserves related to audit progression in other foreign tax jurisdictions.

McDonald's Corporation 2015 Annual Report 17

•
$0.23 per share due to the estimated impact of a supplier issue in China. As a consequence, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with customer recovery efforts.

Excluding the impact of these current and prior year items, in 2015 earnings per share in constant currencies would have reflected an increase of $0.12 or 2%. In 2014, diluted earnings per share would have reflected a decrease of 3% (1% in constant currencies) excluding the 2014 charges related to certain foreign tax matters and the China supplier issue. This supplemental information is provided to assist investors in understanding the impact of significant items outside of normal operations.
The Company repurchased 61.8 million shares of its stock for $6.2 billion in 2015 and 33.1 million shares of its stock for $3.2 billion in 2014, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

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
In 2015, constant currency revenue growth was driven by positive comparable sales and the benefit from expansion. In 2014, constant currency revenue was flat compared to the prior year, reflecting the impact of negative comparable sales, partially offset by expansion.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015	2014	2013	2015	2014	2015	2014
Company-operated sales:
U.S.	$4,198	$4,351	$4,512	(4%)	(4%)	(4%)	(4%)
International Lead Markets	4,798	5,443	5,513	(12)	(1)	1	(1)
High Growth Markets	5,442	6,071	6,322	(10)	(4)	6	1
Foundational Markets & Corporate	2,050	2,304	2,528	(11)	(9)	5	(3)
Total	$16,488	$18,169	$18,875	(9%)	(4%)	2%	(1%)
Franchised revenues:
U.S.	$4,361	$4,300	$4,339	1%	(1%)	1%	(1%)
International Lead Markets	2,817	3,101	3,023	(9)	3	6	4
High Growth Markets	731	774	721	(5)	7	9	7
Foundational Markets & Corporate	1,016	1,097	1,148	(7)	(4)	10	4
Total	$8,925	$9,272	$9,231	(4%)	0%	5%	2%
Total revenues:
U.S.	$8,559	$8,651	$8,851	(1%)	(2%)	(1%)	(2%)
International Lead Markets	7,615	8,544	8,536	(11)	0	3	1
High Growth Markets	6,173	6,845	7,043	(10)	(3)	6	1
Foundational Markets & Corporate	3,066	3,401	3,676	(10)	(7)	7	(1)
Total	$25,413	$27,441	$28,106	(7%)	(2%)	3%	0%

•	US: In 2015, the decrease in revenues reflected the impact from refranchising. In 2014, the decrease was due to negative comparable sales, reflecting negative comparable guest counts.

•
International Lead Markets: In 2015, the increase in constant currency revenues was due to positive comparable sales performance, primarily in the U.K., Australia and Canada, partly offset by the impact of refranchising. In 2014, the constant currency increase was driven primarily by positive comparable sales and the benefit from expansion in the U.K., mostly offset by negative comparable sales and the impact of refranchising in Germany.

•
High Growth Markets: In 2015, the increase in constant currency revenues was due to expansion and positive comparable sales, primarily driven by Russia and China. In 2014, the constant currency increase reflected a benefit from expansion, primarily in Russia and China, partly offset by negative comparable sales, reflecting the impact from the supplier issue in China and weaker results in Russia.

18 McDonald's Corporation 2015 Annual Report

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2015		2014		2013
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	0.5%	(3.0%)	(2.1%)	(4.1%)	(0.2%)	(1.6%)
International Lead Markets	3.4	1.0	0.8	(1.2)	0.2	(1.1)
High Growth Markets	1.8	(2.2)	(2.8)	(2.9)	(0.6)	(2.2)
Foundational Markets & Corporate	0.7	(3.7)	(0.1)	(4.8)	1.5	(3.0)
Total	1.5%	(2.3%)	(1.0%)	(3.6%)	0.2%	(1.9%)

Systemwide sales increases/(decreases)

			Increase/(decrease) excluding currency translation
	2015	2014	2015	2014
U.S.	1%	(1%)	1%	(1%)
International Lead Markets	(10)	2	5	3
High Growth Markets	(7)	1	8	4
Foundational Markets & Corporate	(13)	(7)	3	3
Total	(6%)	(2%)	3%	1%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015	2014	2013	2015	2014	2015	2014
U.S.	$31,639	$31,096	$31,344	2%	(1%)	2%	(1%)
International Lead Markets	16,313	17,921	17,507	(9)	2	6	4
High Growth Markets	4,525	4,678	4,305	(3)	9	10	8
Foundational Markets & Corporate	13,749	15,922	17,095	(14)	(7)	3	4
Total	$66,226	$69,617	$70,251	(5%)	(1%)	4%	2%

McDonald's Corporation 2015 Annual Report 19

FRANCHISED MARGINS
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 70% of the combined restaurant margins in 2015, 2014 and 2013.
In 2015, franchised margin dollars decreased $297 million or 4% (increased 4% in constant currencies). The constant currency increase was due to positive comparable sales performance, expansion and refranchising. In 2014, franchised margin dollars decreased $32 million or 0% (increased 1% in constant currencies), reflecting a benefit from expansion and refranchising, offset by negative comparable sales performance.
In connection with the Company's long-term financial targets, the Company plans to refranchise about 4,000 restaurants for the four-year period ending 2018. While this refranchising activity may have a dilutive effect on the franchised margin percent, it typically results in higher franchised margin dollars.
Franchised margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015		2014		2013		2015	2014	2015	2014
U.S.	$3,606	82.7%	$3,572	83.1%	$3,626	83.6%	1%	(1%)	1%	(1%)
International Lead Markets	2,254	80.0	2,486	80.1	2,430	80.4	(9)	2	6	4
High Growth Markets	520	71.1	555	71.7	531	73.6	(6)	4	7	4
Foundational Markets & Corporate	898	88.3	962	87.7	1,020	88.9	(7)	(6)	11	3
Total	$7,278	81.5%	$7,575	81.7%	$7,607	82.4%	(4%)	0%	4%	1%

•	US: In 2015, the decrease in the franchised margin percent was due to higher occupancy costs. In 2014, the decrease was primarily due to negative comparable sales and higher occupancy costs.

•
International Lead Markets: In 2015, the franchised margin percent reflected the benefit from positive comparable sales performance and the negative impact from higher lease expense and refranchising. In 2014, the decrease was due to weaker results in Germany and the negative impact from refranchising, primarily in Germany and Australia, partly offset by positive results in the U.K.

•
High Growth Markets: In 2015, the decrease in the franchised margin percent was primarily due to the impact from refranchising. In 2014, the decrease was primarily due to negative comparable sales across the segment.

The franchised margin percent in Foundational Markets & Corporate is higher relative to the other segments due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

COMPANY-OPERATED MARGINS
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. In 2015, Company-operated margin dollars decreased $370 million or 13% (1% in constant currencies). In 2014, Company-operated margin dollars decreased $415 million or 13% (11% in constant currencies), reflecting weak results across all segments.
Company-operated margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015		2014		2013		2015	2014	2015	2014
U.S.	$632	15.1%	$756	17.4%	$830	18.4%	(16%)	(9%)	(16%)	(9%)
International Lead Markets	961	20.0	1,080	19.8	1,079	19.6	(11)	0	2	1
High Growth Markets	659	12.1	780	12.9	1,019	16.1	(16)	(23)	3	(19)
Foundational Markets & Corporate	259	12.7	265	11.5	368	14.6	(2)	(28)	15	(25)
Total	$2,511	15.2%	$2,881	15.9%	$3,296	17.5%	(13%)	(13%)	(1%)	(11%)

•
U.S.: In 2015, the decrease in the Company-operated margin percent was primarily due to the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015, designed to improve restaurant performance and enhance our employment proposition. In 2014, the decrease was due to the impact of negative comparable guest counts and higher commodity and labor costs, partly offset by higher average check.

•
International Lead Markets: In 2015, the increase in the Company-operated margin percent was due to higher comparable sales and the result of refranchising efforts, partly offset by higher labor and occupancy costs. In 2014, the increase was primarily due to positive results in France, partly offset by weaker results in Germany.

•
High Growth Markets: In 2015, the decrease in the Company-operated margin percent was primarily due to the negative impact from currency and inflationary pressures in Russia, and higher labor and occupancy costs across the segment. This was partly offset by the benefit from recovery in China from the 2014 supplier issue. In 2014, the decrease was primarily due to the negative impact of the supplier issue in China and weaker results in Russia.

20 McDonald's Corporation 2015 Annual Report

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses decreased 2% (increased 4% in constant currencies) in 2015 and increased 4% (5% in constant currencies) in 2014. The constant currency increase in 2015 was due to higher incentive-based compensation costs reflecting improved performance, partly offset by lower employee-related costs resulting from the Company's recent restructuring initiatives. The increase in 2014 was primarily due to higher employee and other costs, the 2014 Winter Olympics and the Worldwide Owner/Operator Convention, partly offset by a reduction in incentive-based compensation.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015	2014	2013	2015	2014	2015	2014
U.S.	$766	$772	$740	(1%)	4%	(1%)	4%
International Lead Markets	534	621	586	(14)	6	(1)	7
High Growth Markets	326	389	352	(16)	11	(5)	13
Foundational Markets & Corporate(1)	808	706	708	15	0	20	0
Total	$2,434	$2,488	$2,386	(2%)	4%	4%	5%

(1)
Included in Foundational Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

Selling, general and administrative expenses as a percent of revenues was 9.6% in 2015, 9.1% in 2014 and 8.5% in 2013. Selling, general and administrative expenses as a percent of Systemwide sales was 2.9% in 2015, 2.8% in 2014 and 2.7% in 2013. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales, as well as revenues, is meaningful because these costs are incurred to support the overall McDonald's business.
As a result of the re-categorization of all markets from the prior geographic segments into the new segments, historical market support expenses outside the U.S. were reallocated from the prior geographic segments into the new international segments for all periods presented. Beginning July 1, 2015, the Company centralized certain market support expenses previously incurred by the geographic segments into Corporate. As a result, these expenses were included in the segment results prior to July 1, 2015 and in Corporate results subsequent to that date.
OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2015	2014	2013
Gains on sales of restaurant businesses	$(146)	$(137)	$(199)
Equity in (earnings) losses of unconsolidated affiliates	147	9	(78)
Asset dispositions and other (income) expense, net	(27)	108	30
Impairment and other charges	235	39	0
Total	$209	$19	$(247)

▪	Gains on sales of restaurant businesses
In 2015, the Company realized higher gains on sales of restaurant businesses, primarily in the U.S., mostly offset by lower gains in China and Australia. In 2014, the decrease in results reflected lower gains, primarily in Australia, China and the U.S.

▪	Equity in (earnings) losses of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates decreased in 2015 and 2014, primarily due to weaker results in Japan, including the decision to close under-performing restaurants in 2015 and the supplier issue in 2014.

▪	Asset dispositions and other (income) expense, net
In 2015, results included a $135 million gain on the sale of property in the U.S., mostly offset by asset write-offs resulting from the decision to close under-performing restaurants, primarily in the U.S. and China. In 2014, the increase in asset dispositions and other expense was primarily due to higher asset write-offs and lower other income items in the U.S.

▪	Impairment and other charges
In 2015, the Company recorded strategic charges related to goodwill and other asset write-offs in conjunction with its refranchising initiative in certain Foundational markets and global restructuring activities. In 2014, impairment and other charges primarily reflected certain costs associated with the supplier issue in China.

McDonald's Corporation 2015 Annual Report 21

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2015	2014	2013	2015	2014	2015	2014
U.S.	$3,612	$3,523	$3,779	3%	(7%)	3%	(7%)
International Lead Markets	2,713	3,034	3,029	(11)	0	4	1
High Growth Markets	841	934	1,250	(10)	(25)	9	(23)
Foundational Markets & Corporate	(20)	458	706	n/m	(35)	(74)	(22)
Total	$7,146	$7,949	$8,764	(10%)	(9%)	0%	(8%)

•
U.S.: In 2015, the increase in operating income was due primarily to a gain on sale of property and higher franchised margin dollars, partly offset by lower Company-operated margin dollars reflecting higher costs associated with the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015. In addition, 2015 results were negatively impacted by restructuring and restaurant closing charges. In 2014, the decrease in results was due to lower restaurant margin dollars, lower other operating income and higher selling, general and administrative expenses.

•
International Lead Markets: In 2015, the constant currency operating income increase was due primarily to higher franchised margin dollars, benefiting from positive comparable sales performance. In 2014, the constant currency increase was due primarily to higher franchised margin dollars, partly offset by higher selling, general and administrative expenses.

•
High Growth Markets: In 2015, the constant currency operating income increase reflected recovery from the 2014 supplier issue in China and higher franchised margin dollars, partly offset by restaurant closing charges. In 2014, the decrease reflected the negative impact of the supplier issue and lower Company-operated margin dollars in Russia.

•
Foundational Markets and Corporate: In 2015, the constant currency operating income decrease was due to strategic charges across the segment and weaker results in Japan, as well as higher Corporate selling, general and administrative expenses, including the centralization of certain costs. In 2014, the decrease primarily reflected lower Company-operated margin dollars and weaker operating results in Japan, due in part to the supplier issue.

•	Operating margin
Operating margin is defined as operating income as a percent of total revenues. Operating margin was 28.1% in 2015, 29.0% in 2014 and 31.2% in 2013.

INTEREST EXPENSE
Interest expense increased 11% (16% in constant currencies) and increased 9% (9% in constant currencies) in 2015 and 2014, respectively, primarily due to higher average debt balances. Results were partly offset in 2015 by lower interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2015	2014	2013
Interest income	$(9)	$(20)	$(15)
Foreign currency and hedging activity	(56)	20	8
Other expense	17	1	39
Total	$(48)	$1	$32
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

22 McDonald's Corporation 2015 Annual Report

PROVISION FOR INCOME TAXES
In 2015, 2014 and 2013, the reported effective income tax rates were 30.9%, 35.5% and 31.9%, respectively.
In 2014, the higher effective income tax rate was primarily due to a change in tax reserves for 2003-2010 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves related to audit progression in multiple foreign tax jurisdictions. These items had a negative impact of 4.1% on the effective tax rate.
In 2013, the effective income tax rate included a tax benefit of nearly $50 million, reflecting the retroactive impact of certain tax benefits as a result of the American Taxpayer Relief Act of 2012.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.8 billion in 2015 and $1.6 billion in 2014. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARDS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017.
The new standard allows for either a full retrospective or modified retrospective transition approach. The Company does not believe that the standard will impact its recognition of revenue from company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions, such as initial fees from franchisees for new restaurant openings or new franchise terms.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $6.5 billion and exceeded capital expenditures by $4.7 billion in 2015, while cash provided by operations totaled $6.7 billion and exceeded capital expenditures by $4.1 billion in 2014. In 2015, cash provided by operations decreased $191 million or 3% compared with 2014, primarily due to lower operating results, including the impact from weaker foreign currencies, and other operating activity. This was partly offset by changes in working capital. In 2014, cash provided by operations decreased $390 million or 5% compared with 2013 primarily due to lower operating results, partly offset by lower income tax payments.
Cash used for investing activities totaled $1.4 billion in 2015, a decrease of $885 million compared with 2014. The decrease primarily reflected lower capital expenditures. Cash used for investing activities totaled $2.3 billion in 2014, a decrease of $369 million compared with 2013. The decrease primarily reflected lower capital expenditures, a decrease in other investing activities related to short-term time deposits and higher proceeds from sales of restaurant businesses.
Cash provided by financing activities totaled $735 million in 2015, an increase of $5.4 billion compared with 2014, primarily due to an increase in net borrowings, partly offset by higher treasury stock purchases. Cash used for financing activities totaled $4.6 billion in 2014, an increase of $575 million compared with 2013, primarily due to higher treasury stock purchases, partly offset by an increase in net borrowings.
The Company’s cash and equivalents balance was $7.7 billion and $2.1 billion at year end 2015 and 2014, respectively. The increase in 2015 was due to higher net borrowings to be used primarily for share repurchases in 2016. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2015, the Company opened 989 restaurants and closed 722 restaurants. In 2014, the Company opened 1,316 restaurants and closed 487 restaurants. The increase in restaurant closings in 2015 reflected a strategic review that resulted in additional closures of under-performing restaurants. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end

	2015	2014	2013
U.S.	14,259	14,350	14,278
International Lead Markets	6,802	6,717	6,604
High Growth Markets	5,266	5,031	4,639
Foundational Markets & Corporate	10,198	10,160	9,908
Total	36,525	36,258	35,429
Approximately 82% of the restaurants at year-end 2015 were franchised, including 90% in the U.S., 82% in International Lead markets, 46% in High Growth markets and 90% in Foundational markets.
Capital expenditures decreased $769 million or 30% in 2015, primarily due to fewer new restaurant openings and lower reinvestment at existing restaurants. Capital expenditures decreased $242 million or 9% in 2014, primarily due to lower reinvestment in existing restaurants. In both years, the lower reinvestment primarily reflected fewer reimages.
Capital expenditures invested in the U.S., International Lead markets and High Growth markets represented about 90% of the total in 2015, 2014 and 2013.
Capital expenditures

In millions	2015	2014	2013
New restaurants	$892	$1,435	$1,473
Existing restaurants	842	1,044	1,244
Other(1)	80	104	108
Total capital expenditures	$1,814	$2,583	$2,825
Total assets	$37,939	$34,227	$36,626

(1)	Primarily corporate equipment and other office-related expenditures.
New restaurant investments in all years were concentrated in markets with strong returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment)

McDonald's Corporation 2015 Annual Report 23

for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.3 million in 2015.
The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2015 and 2014.
SHARE REPURCHASES AND DIVIDENDS
In 2015, the Company returned approximately $9.4 billion to shareholders through a combination of shares repurchased and dividends paid. This brings the cumulative two-year return to shareholders to $15.8 billion versus our targeted return of about $30 billion for the three-year period ending 2016.
Shares repurchased and dividends

In millions, except per share data	2015	2014	2013
Number of shares repurchased	61.8	33.1	18.7
Shares outstanding at year end	907	963	990
Dividends declared per share	$3.44	$3.28	$3.12

Treasury stock purchases (in Shareholders' equity)	$6,182	$3,175	$1,810
Dividends paid	3,230	3,216	3,115
Total returned to shareholders	$9,412	$6,391	$4,925
In May 2014, the Company’s Board of Directors approved a $10 billion share repurchase program with no specified expiration date ("2014 Program"). In 2015, approximately 61.8 million shares were repurchased for $6.2 billion, bringing total purchases under the program to $8.1 billion. In December 2015, the Company's Board of Directors terminated the 2014 program and replaced it with a new share repurchase program, effective January 1, 2016, that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.
On February 12, 2016, the Company paid $2.7 billion under an Accelerated Share Repurchase agreement and received an initial delivery of 18.5 million shares, which represents 80% of the total shares the Company expects to receive based on the market price at the time of initial delivery. The final number of shares delivered upon settlement of the agreement, between April 1, 2016 and May 13, 2016, will be determined with reference to the volume weighted average price per share of the Company’s common stock over the term of the agreement, less a negotiated discount.
The Company has paid dividends on its common stock for 40 consecutive years and has increased the dividend amount every year. The 2015 full year dividend of $3.44 per share reflects the quarterly dividend paid for each of the first three quarters of $0.85 per share, with an increase to $0.89 per share paid in the fourth quarter. This 5% increase in the quarterly dividend equates to a $3.56 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets increased $3.7 billion or 11% in 2015. Excluding the effect of changes in foreign currency exchange rates, total assets increased $5.8 billion in 2015 primarily due to higher cash and equivalents. Nearly 75% of total assets were in the U.S., International Lead markets and High Growth markets at year-end 2015. Net property and equipment decreased $1.4 billion in 2015, primarily due to the impact of depreciation and foreign currency translation, partly offset by capital expenditures, and represented about 60% of total assets at year end.
Operating income is used to compute return on average assets, while net income is used to calculate return on average common equity. Month-end balances are used to compute both average assets and average common equity.
Returns on assets and equity

	2015	2014	2013
Return on average assets	20.9%	21.8%	24.8%
Return on average common equity	45.1	31.3	35.8
In 2015, return on average assets decreased primarily due to the negative impact of foreign currency translation on operating income, partly offset by lower average assets, while return on average common equity increased primarily due to lower average common equity as a result of higher treasury stock purchases. In 2014, return on average assets and return on average common equity decreased, reflecting lower operating results. Operating income does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about two percentage points for all years presented.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2015 totaled $24.1 billion, compared with $15.0 billion at December 31, 2014. The net increase in 2015 was primarily due to net long-term issuances of $9.7 billion in connection with the Company's plans to optimize its capital structure.
Debt highlights(1)

	2015	2014	2013
Fixed-rate debt as a percent of total debt(2,3)	81%	74%	74%
Weighted-average annual interest rate of total debt(3)	3.8	4.0	4.0
Foreign currency-denominated debt as a percent of total debt(2)	29	40	41
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	77	54	47
Cash provided by operations as a percent of total debt(2)	27	45	50

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)
Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See Debt financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate swaps.

24 McDonald's Corporation 2015 Annual Report

Standard & Poor’s and Moody’s currently rate, with a stable outlook, the Company’s commercial paper A-2 and P-2, respectively; and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2015, the Company had $4.0 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has     $2.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). Debt maturing in 2016 is $787 million of long-term corporate debt. The Company plans to issue long-term debt to refinance this maturing debt. As of December 31, 2015, the Company's subsidiaries also had $732 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $7.0 billion and $5.9 billion for the years ended December 31, 2015 and 2014, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2015, the Company was required to post an immaterial amount of collateral due to certain derivatives having negative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2015	2014
Euro	$3,974	$4,949
British Pounds Sterling	1,333	1,460
Australian Dollars	1,316	2,038
Canadian Dollars	1,096	1,231
Russian Ruble	396	443
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2015 levels nor a 10% adverse change in foreign currency rates from 2015 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn about 60% of our operating income. A significant portion of these historical earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal or state income taxes have been provided on these undistributed foreign earnings. The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $1.5 billion as of December 31, 2015. We do not intend, nor do we foresee a need, to repatriate these funds.
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

McDonald's Corporation 2015 Annual Report 25

tax credits), which could result in a use of cash. This could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to the Income Taxes note to the consolidated financial statements for further information related to our income taxes and the undistributed earnings of the Company's foreign subsidiaries.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2015. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations(1)	Minimum rent under franchise arrangements
2016	$1,350		$2,628
2017	1,235	$1,065	2,534
2018	1,113	1,755	2,449
2019	1,001	3,844	2,355
2020	895	2,464	2,240
Thereafter	6,921	15,098	18,133
Total	$12,515	$24,226	$30,339

(1)
The maturities include reclassifications of short-term obligations to long-term obligations of $2.4 billion, as they are supported by a long-term line of credit agreement expiring in December 2019. Debt obligations do not include the impact of noncash fair value hedging adjustments, deferred debt costs, and accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2015, total liabilities for the supplemental plans were $488 million.
In addition, total liabilities for gross unrecognized tax benefits were $781 million at December 31, 2015.
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

Other Matters

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges. Based on the annual goodwill impairment test, conducted in the fourth quarter, approximately 5-10% of goodwill may be at risk of future impairment as the fair values of certain reporting units were not substantially in excess of their carrying amounts.

26 McDonald's Corporation 2015 Annual Report

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
In 2015, the Company decreased the balance of unrecognized tax benefits related to settlements with taxing authorities by $258 million. In 2014, the Company increased the balance of unrecognized tax benefits related to tax positions taken in prior years by $505 million, most of which came from foreign-related tax matters. After considering the impact of deferred tax offsets, interest and penalties, these foreign-related tax matters negatively impacted the effective tax rate by 4.1%. See the Income Taxes footnote in the Consolidated Financial Statements for the related tax reconciliations. The most significant new developments in 2014 and 2015 are described below.
In 2014, the Company received an unfavorable lower tax court ruling in a foreign tax jurisdiction related to exempt income matters. As a result of this new information, the Company changed its judgment on the sustainability of this tax position for 2003-2010 and recorded an increase in the gross unrecognized tax benefits of $188 million. In 2015, the Company received an unfavorable decision related to its procedural efforts to appeal the 2014 unfavorable lower tax court ruling. As a result of this new information, the Company agreed to settle the issue for 2003-2008 with the tax authorities and the unrecognized tax benefits were reduced by $143 million. No cash payment was made related to this settlement in 2015 as the Company had previously made a payment to the taxing authority. The settlement did not have a material impact on the Company's cash flows, results of operations or financial position.
In 2014, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s U.S. Federal income tax returns for 2009 and 2010. In connection with this examination, the Company agreed to certain adjustments proposed by the IRS. The liabilities previously recorded related to these adjustments were adequate. In early 2015, the IRS issued a Revenue Agent Report for these agreed adjustments and the balance of unrecognized tax benefits was reduced by $102 million.

Also in 2014 in connection with the IRS examination of 2009-2010, the Company received notices of proposed adjustments related to certain transfer pricing matters and engaged in audit defense discussions with the IRS. As a result of this new information in 2014, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits of $38 million. The Company disagrees with these proposed adjustments and filed a protest with the IRS Appeals Office in 2015. The Company expects resolution on these issues in either 2016 or 2017.
In 2014, the Company received new information from tax authorities during the progression of tax audits in multiple foreign tax jurisdictions, including the receipt of proposed tax assessments primarily related to transfer pricing matters. As a result of this new information, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits of $207 million. The Company settled certain of these tax audits in 2014 and plans to defend its position with the tax authorities on the remaining audits. In 2015, there was no significant progression on these audits.
In December 2015, the European Commission opened a formal investigation directly with the Luxembourg government to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and the Company may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification (“ASC”).
Deferred U.S. income taxes have not been recorded for temporary differences totaling $14.9 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
EFFECTS OF CHANGING PRICES—INFLATION
The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

McDonald's Corporation 2015 Annual Report 27

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
The denominator is the weighted-average cash used for investing activities during the applicable one-or three-year period. The weighted-average cash used for investing activities is based on a weighting applied on a quarterly basis. These weightings are used to reflect the estimated contribution of each quarter’s investing activities to incremental operating income. For example, fourth quarter 2015 investing activities are weighted less because the assets purchased have only recently been deployed and would have generated little incremental operating income (12.5% of fourth quarter 2015 investing activities are included in the one-year and three-year calculations). In contrast, fourth quarter 2014 is heavily weighted because the assets purchased were deployed more than 12 months ago, and therefore have a full-year impact on 2015 operating income, with little or no impact to the base period (87.5% and 100.0% of fourth quarter 2014 investing activities are included in the one-year and three-year calculations, respectively). Cash used for investing activities can vary significantly by quarter, resulting in a weighted-average that may be higher or lower than the simple average of the periods presented. Management believes that weighting cash used for investing activities provides a more accurate reflection of the relationship between its investments and returns than a simple average.
The reconciliations to the most comparable measurements, in accordance with accounting principles generally accepted in the U.S., for the numerator and denominator of the one-year and three-year ROIIC are as follows:
One-year ROIIC calculation (dollars in millions):

Years ended December 31,	2015	2014	Increase/ (decrease)
NUMERATOR:
Operating income	$7,145.5	$7,949.2	$(803.7)
Depreciation and amortization	1,555.7	1,644.5	(88.8)
Currency translation(1)			919.9
Change in operating income plus depreciation and amortization (at constant foreign exchange rates)			$27.4
DENOMINATOR:
Weighted-average cash used for investing activities(2)			$1,774.7
Currency translation(1)			4.1
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$1,778.8
One-year ROIIC			1.5%

(1)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(2)
Represents one-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the two-year period ended December 31, 2015.

	Years ended December 31,
	2015	2014
Cash used for investing activities	$1,420.0	$2,304.9
AS A PERCENT
Quarters ended:
March 31	87.5%	12.5%
June 30	62.5	37.5
September 30	37.5	62.5
December 31	12.5	87.5

Three-year ROIIC calculation (dollars in millions):

Years ended December 31,	2015	2012	Increase/ (decrease)
NUMERATOR:
Operating income	$7,145.5	$8,604.6	$(1,459.1)
Depreciation and amortization	1,555.7	1,488.5	67.2
Currency translation(3)			1,114.4
Change in operating income plus depreciation and amortization (at constant foreign exchange rates)			$(277.5)
DENOMINATOR:
Weighted-average cash used for investing activities(4)			$7,495.6
Currency translation(3)			(66.8)
Weighted-average cash used for investing activities (at constant foreign exchange rates)			$7,428.8
Three-year ROIIC			(3.7)%

(3)	Represents the effect of foreign currency translation by translating results at an average exchange rate for the periods measured.

(4)
Represents three-year weighted-average cash used for investing activities, determined by applying the weightings below to the cash used for investing activities for each quarter in the four-year period ended December 31, 2015.

	Years ended December 31,
	2015	2014	2013	2012
Cash used for investing activities	$1,420.0	$2,304.9	$2,673.8	$3,167.3
AS A PERCENT
Quarters ended:
March 31	87.5%	100.0%	100.0%	12.5%
June 30	62.5	100.0	100.0	37.5
September 30	37.5	100.0	100.0	62.5
December 31	12.5	100.0	100.0	87.5

28 McDonald's Corporation 2015 Annual Report

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2016. Refer to the cautionary statement regarding forward-looking statements in Part 1, Item 1A, page 3, of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 24 of the Form 10-K.

McDonald's Corporation 2015 Annual Report 29

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2015	2014	2013
REVENUES
Sales by Company-operated restaurants	$16,488.3	$18,169.3	$18,874.2
Revenues from franchised restaurants	8,924.7	9,272.0	9,231.5
Total revenues	25,413.0	27,441.3	28,105.7
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	5,552.2	6,129.7	6,361.3
Payroll & employee benefits	4,400.0	4,756.0	4,824.1
Occupancy & other operating expenses	4,024.7	4,402.6	4,393.2
Franchised restaurants-occupancy expenses	1,646.9	1,697.3	1,624.4
Selling, general & administrative expenses	2,434.3	2,487.9	2,385.6
Other operating (income) expense, net	209.4	18.6	(247.2)
Total operating costs and expenses	18,267.5	19,492.1	19,341.4
Operating income	7,145.5	7,949.2	8,764.3
Interest expense-net of capitalized interest of $9.4, $14.7 and $15.5	638.3	576.4	527.8
Nonoperating (income) expense, net	(48.5)	0.8	32.0
Income before provision for income taxes	6,555.7	7,372.0	8,204.5
Provision for income taxes	2,026.4	2,614.2	2,618.6
Net income	$4,529.3	$4,757.8	$5,585.9
Earnings per common share–basic	$4.82	$4.85	$5.59
Earnings per common share–diluted	$4.80	$4.82	$5.55
Dividends declared per common share	$3.44	$3.28	$3.12
Weighted-average shares outstanding–basic	939.4	980.5	998.4
Weighted-average shares outstanding–diluted	944.6	986.3	1,006.0
See Notes to consolidated financial statements.

30 McDonald's Corporation 2015 Annual Report

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2015	2014	2013
Net income	$4,529.3	$4,757.8	$5,585.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(1,347.4)	(1,971.6)	(279.4)
Reclassification of (gain) loss to net income	1.3	15.2	0.0
Foreign currency translation adjustments-net of tax benefit (expense) of $(209.8), $(196.0) and $(5.3)	(1,346.1)	(1,956.4)	(279.4)
Cash flow hedges:
Gain (loss) recognized in AOCI	22.2	40.1	(73.4)
Reclassification of (gain) loss to net income	(33.2)	(6.8)	35.9
Cash flow hedges-net of tax benefit (expense) of $6.2, $(18.2) and $11.4	(11.0)	33.3	(37.5)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(5.4)	(26.6)	(52.8)
Reclassification of (gain) loss to net income	2.4	2.4	0.9
Defined benefit pension plans-net of tax benefit (expense) of $1.3, $7.7 and $14.2	(3.0)	(24.2)	(51.9)

Total other comprehensive income (loss), net of tax	(1,360.1)	(1,947.3)	(368.8)

Comprehensive income	$3,169.2	$2,810.5	$5,217.1

See Notes to consolidated financial statements.

McDonald's Corporation 2015 Annual Report 31

Consolidated Balance Sheet

In millions, except per share data	December 31, 2015	2014
ASSETS
Current assets
Cash and equivalents	$7,685.5	$2,077.9
Accounts and notes receivable	1,298.7	1,214.4
Inventories, at cost, not in excess of market	100.1	110.0
Prepaid expenses and other current assets	558.7	783.2
Total current assets	9,643.0	4,185.5
Other assets
Investments in and advances to affiliates	792.7	1,004.5
Goodwill	2,516.3	2,735.3
Miscellaneous	1,869.1	1,744.6
Total other assets	5,178.1	5,484.4
Property and equipment
Property and equipment, at cost	37,692.4	39,126.1
Accumulated depreciation and amortization	(14,574.8)	(14,568.6)
Net property and equipment	23,117.6	24,557.5
Total assets	$37,938.7	$34,227.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$874.7	$860.1
Income taxes	154.8	166.8
Other taxes	309.0	330.0
Accrued interest	233.1	233.7
Accrued payroll and other liabilities	1,378.8	1,157.3
Total current liabilities	2,950.4	2,747.9
Long-term debt	24,122.1	14,935.7
Other long-term liabilities	2,074.0	2,065.9
Deferred income taxes	1,704.3	1,624.5
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,533.4	6,239.1
Retained earnings	44,594.5	43,294.5
Accumulated other comprehensive income	(2,879.8)	(1,519.7)
Common stock in treasury, at cost; 753.8 and 697.7 million shares	(41,176.8)	(35,177.1)
Total shareholders’ equity	7,087.9	12,853.4
Total liabilities and shareholders’ equity	$37,938.7	$34,227.4
See Notes to consolidated financial statements.

32 McDonald's Corporation 2015 Annual Report

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2015	2014	2013
Operating activities
Net income	$4,529.3	$4,757.8	$5,585.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,555.7	1,644.5	1,585.1
Deferred income taxes	(1.4)	(90.7)	25.2
Share-based compensation	110.0	112.8	89.1
Other	177.6	369.5	26.8
Changes in working capital items:
Accounts receivable	(180.6)	27.0	56.2
Inventories, prepaid expenses and other current assets	44.9	(4.9)	(44.4)
Accounts payable	(15.0)	(74.7)	(60.7)
Income taxes	(64.4)	3.3	(154.4)
Other accrued liabilities	383.0	(14.3)	11.9
Cash provided by operations	6,539.1	6,730.3	7,120.7
Investing activities
Capital expenditures	(1,813.9)	(2,583.4)	(2,824.7)
Purchases of restaurant businesses	(140.6)	(170.5)	(181.0)
Sales of restaurant businesses and property	554.2	489.9	440.1
Other	(19.7)	(40.9)	(108.2)
Cash used for investing activities	(1,420.0)	(2,304.9)	(2,673.8)
Financing activities
Net short-term borrowings	589.7	510.4	(186.5)
Long-term financing issuances	10,220.0	1,540.6	1,417.2
Long-term financing repayments	(1,054.5)	(548.1)	(695.4)
Treasury stock purchases	(6,099.2)	(3,198.6)	(1,777.8)
Common stock dividends	(3,230.3)	(3,216.1)	(3,114.6)
Proceeds from stock option exercises	317.2	235.4	233.3
Excess tax benefit on share-based compensation	51.1	70.9	92.6
Other	(58.7)	(12.8)	(11.8)
Cash provided by (used for) financing activities	735.3	(4,618.3)	(4,043.0)
Effect of exchange rates on cash and equivalents	(246.8)	(527.9)	58.7
Cash and equivalents increase (decrease)	5,607.6	(720.8)	462.6
Cash and equivalents at beginning of year	2,077.9	2,798.7	2,336.1
Cash and equivalents at end of year	$7,685.5	$2,077.9	$2,798.7
Supplemental cash flow disclosures
Interest paid	$640.8	$573.2	$532.7
Income taxes paid	1,985.4	2,388.3	2,546.0
See Notes to consolidated financial statements.

McDonald's Corporation 2015 Annual Report 33

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2012	1,660.6	$16.6	$5,778.9	$39,278.0	$(90.8)	$35.2	$852.0	(657.9)	$(30,576.3)	$15,293.6
Net income				5,585.9						5,585.9
Other comprehensive income (loss), net of tax					(51.9)	(37.5)	(279.4)			(368.8)
Comprehensive income										5,217.1
Common stock cash dividends ($3.12 per share)				(3,114.6)						(3,114.6)
Treasury stock purchases								(18.7)	(1,810.5)	(1,810.5)
Share-based compensation			89.1							89.1
Stock option exercises and other (including tax benefits of $93.6)			126.1	1.9				6.4	207.0	335.0
Balance at December 31, 2013	1,660.6	16.6	5,994.1	41,751.2	(142.7)	(2.3)	572.6	(670.2)	(32,179.8)	16,009.7
Net income				4,757.8						4,757.8
Other comprehensive income (loss), net of tax					(24.2)	33.3	(1,956.4)			(1,947.3)
Comprehensive income										2,810.5
Common stock cash dividends ($3.28 per share)				(3,216.1)						(3,216.1)
Treasury stock purchases								(33.1)	(3,175.3)	(3,175.3)
Share-based compensation			112.8							112.8
Stock option exercises and other (including tax benefits of $70.2)			132.2	1.6				5.6	178.0	311.8
Balance at December 31, 2014	1,660.6	16.6	6,239.1	43,294.5	(166.9)	31.0	(1,383.8)	(697.7)	(35,177.1)	12,853.4
Net income				4,529.3						4,529.3
Other comprehensive income (loss), net of tax					(3.0)	(11.0)	(1,346.1)			(1,360.1)
Comprehensive income										3,169.2
Common stock cash dividends ($3.44 per share)				(3,230.3)						(3,230.3)
Treasury stock purchases								(61.8)	(6,182.2)	(6,182.2)
Share-based compensation			110.0							110.0
Stock option exercises and other (including tax benefits of $44.8)			184.3	1.0				5.7	182.5	367.8
Balance at December 31, 2015	1,660.6	$16.6	$6,533.4	$44,594.5	$(169.9)	$20.0	$(2,729.9)	(753.8)	$(41,176.8)	$7,087.9
See Notes to consolidated financial statements.

34 McDonald's Corporation 2015 Annual Report

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2015	2014	2013
Conventional franchised	21,147	20,774	20,355
Developmental licensed	5,529	5,228	4,747
Foreign affiliated	3,405	3,542	3,589
Franchised	30,081	29,544	28,691
Company-operated	6,444	6,714	6,738
Systemwide restaurants	36,525	36,258	35,429
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Simplifying the Presentation of Debt Issuance Costs
For the annual reporting period ended December 31, 2015, the Company early adopted the Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This update requires that debt issuance costs be recorded in the balance sheet as a direct reduction of the debt liability rather than as an asset, and the amortization of debt issuance costs be recorded as interest expense.
As a result of adopting this update, we have reclassified $54.0 million of debt issuance costs from "Miscellaneous other assets" to "Long-term debt" for December 31, 2014. In addition, we have reclassified $5.9 million from "Nonoperating (income) expense, net" to "Interest expense, net" for the years ending December 31, 2014 and 2013.

Balance Sheet Reclassification of Deferred Taxes
For the annual reporting period ended December 31, 2015, the Company early adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update requires that all deferred tax assets and liabilities be presented as non-current on the Balance Sheet. The Company has not retrospectively adjusted prior periods as amounts were immaterial.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017.
The new standard allows for either a full retrospective or modified retrospective transition approach. The Company does not believe that the standard will impact its recognition of revenue from company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. The Company is continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions, such as initial fees from franchisees for new restaurant openings or new franchise terms.
FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2015–$718.7; 2014–$808.2; 2013–$808.4. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2015–$113.8; 2014–$98.7; 2013–$75.4. Costs related to the Olympics sponsorship are included in these expenses for 2014. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.

McDonald's Corporation 2015 Annual Report 35

SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2015	2014	2013
Share-based compensation expense	$110.0	$112.8	$89.1
After tax	$76.0	$72.8	$60.6
Earnings per common share-diluted	$0.08	$0.08	$0.06
Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2015, there was $98.8 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2015, 2014 and 2013 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2015	2014	2013
Expected dividend yield	3.6%	3.3%	3.5%
Expected stock price volatility	18.8%	20.0%	20.6%
Risk-free interest rate	1.7%	2.0%	1.2%
Expected life of options (in years)	6.0	6.1	6.1
Fair value per option granted	$10.43	$12.23	$11.09

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–three to 12 years.
LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together in the U.S. at a television market level, and internationally, at a country level. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.
Losses on assets held for disposal are recognized when management and the Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal and the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses related to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “available for sale."

GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees and ownership increases in subsidiaries or affiliates, and it is generally assigned to the reporting unit (defined as each individual country) expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.
The following table presents the 2015 activity in goodwill by segment:

In millions	U.S.	International Lead Markets	High Growth Markets	Foundational Markets & Corporate	Consolidated
Balance at December 31, 2014	$1,295.8	$777.3	$352.2	$310.0	$2,735.3
Net restaurant purchases (sales)	(2.4)	9.4	0.8	3.8	11.6
Impairment losses	0.0	0.0	0.0	(80.4)	(80.4)
Currency translation		(88.6)	(30.6)	(31.0)	(150.2)
Balance at December 31, 2015	$1,293.4	$698.1	$322.4	$202.4	$2,516.3
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Accumulated impairment losses at December 31, 2015 and 2014 were $94.1 million and $13.7 million, respectively.
In connection with the Company's global restructuring, the Company evaluated the change to its new reporting segments and determined that it is still appropriate for reporting units to be defined as each individual country when testing goodwill for impairment.

36 McDonald's Corporation 2015 Annual Report

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
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2015
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$139.9	$65.4	$205.3
Derivative liabilities		$(44.4)	$(44.4)

December 31, 2014
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$115.9	$130.2	$246.1
Derivative liabilities		$(50.2)	$(50.2)

*	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2015, the Company recorded fair value adjustments to its long-lived assets, primarily to goodwill, based on Level 3 inputs which includes the use of a discounted cash flow valuation approach.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2015, the fair value of the Company’s debt obligations was estimated at $24.9 billion, compared to a carrying amount of $24.1 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.
FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated for hedge accounting consist mainly of interest rate swaps, foreign currency forwards, foreign currency options, and cross-currency swaps, and are classified as either fair value, cash flow or net investment hedges. Further details are explained in the "Fair Value," "Cash Flow" and "Net Investment" hedge sections.
The Company also enters into certain derivatives that are not designated for hedge accounting. The Company has entered into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Further details are explained in the “Undesignated Derivatives” section.
All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to accumulated other comprehensive income ("AOCI") and/or current earnings.

McDonald's Corporation 2015 Annual Report 37

The following table presents the fair values of derivative instruments included on the Consolidated balance sheet as of December 31, 2015 and 2014:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2015	2014	Balance Sheet Classification	2015	2014
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$55.0	$80.5	Accrued payroll and other liabilities	$(22.5)	$(0.2)
Interest rate	Prepaid expenses and other current assets	0.0	2.6
Foreign currency	Miscellaneous other assets	0.6	15.5	Other long-term liabilities	(13.0)	(34.6)
Interest rate	Miscellaneous other assets	5.3	9.6	Other long-term liabilities	(3.4)	(7.5)
Total derivatives designated as hedging instruments		$60.9	$108.2		$(38.9)	$(42.3)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$0.3	$120.6
Foreign currency	Prepaid expenses and other current assets	4.2	17.3	Accrued payroll and other liabilities	$(5.5)	$(7.9)
Equity	Miscellaneous other assets	139.9	0.0
Total derivatives not designated as hedging instruments		$144.4	$137.9		$(5.5)	$(7.9)
Total derivatives		$205.3	$246.1		$(44.4)	$(50.2)
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The Company's fair value hedges convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At December 31, 2015, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2015.

Derivatives in Hedging Relationships	Gain (Loss) Recognized In Earnings on Hedging Derivative		Gain (Loss) Recognized In Earnings on Hedged Items

In millions	2015	2014	2015	2014
Interest rate	$(3.4)	$(8.1)	$3.4	$8.1
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards, foreign currency options and cross currency swaps. The effective portion of the change in fair value of the derivatives are reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. The Company excludes the time value of foreign currency options from its effectiveness assessment. As a result, changes in the fair value of the derivatives due to this component, as well as the ineffectiveness of the hedges, are recognized immediately in earnings.

	Gain (Loss) Recognized in AOCI (Effective Portion)		Gain (Loss) Reclassified From AOCI Into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Derivatives in Hedging Relationships

In millions	2015	2014	2015	2014	2015	2014
Foreign currency	$35.3	$62.0	$53.0	$11.0	$22.9	$9.5
Interest rate(1)	0.0	0.0	(0.5)	(0.5)	0.0	0.0
	$35.3	$62.0	$52.5	$10.5	$22.9	$9.5
(1)The amount of gain (loss) reclassified from AOCI into earnings is recorded in interest expense.

38 McDonald's Corporation 2015 Annual Report

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt. The agreements are intended to reduce the impact of interest rate changes on future interest expense.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. When the U.S. dollar strengthens against foreign currencies, the decline in value of future foreign denominated royalties is offset by gains in the fair value of the foreign currency forwards and/or foreign currency options. Conversely, when the U.S. dollar weakens, the increase in the value of future foreign denominated royalties is offset by losses in the fair value of the foreign currency forwards and/or foreign currency options. Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option is limited to the upfront premium paid for the contract; however, the potential gains on a foreign currency option are unlimited. The hedges cover the next 16 months for certain exposures and are denominated in various currencies. As of December 31, 2015, the Company had derivatives outstanding with an equivalent notional amount of $373.6 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments. The hedges cover periods up to 15 months and have an equivalent notional amount of $134.7 million.
The Company recorded after tax adjustments to the cash flow hedging component of AOCI in shareholders’ equity. The Company recorded a decrease of $11.0 million for the year ended December 31, 2015 and a net increase of $33.3 million for the year ended December 31, 2014. Based on interest rates and foreign exchange rates at December 31, 2015, there is $20.0 million in after-tax cumulative cash flow hedging gains which is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the foreign currency translation component of AOCI, as well as the offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries and affiliates are liquidated or sold. As of December 31, 2015, $6.2 billion of third party foreign currency denominated debt, $3.4 billion of intercompany foreign currency denominated debt, and $287.8 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

Derivatives in Hedging Relationships	Gain (Loss) Recognized in AOCI (Effective Portion)

In millions	2015	2014
Foreign currency denominated debt	$668.1	$954.6
Foreign currency derivatives	79.1	126.6
	$747.2	$1,081.2

Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting, therefore the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.

Derivatives Not Designated for Hedge Accounting	Gain (Loss) Recognized in Earnings

In millions	2015	2014
Foreign currency	$14.6	$10.4
Equity	38.9	23.5
	$53.5	$33.9
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2015 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2015, the Company was required to post an immaterial amount of collateral due to certain derivatives having negative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
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

McDonald's Corporation 2015 Annual Report 39

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2015–5.2; 2014–5.8; 2013–7.6. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2015–1.0; 2014–5.3; 2013–4.7.
In the first quarter of 2016, the Company paid $2.7 billion under an Accelerated Share Repurchase agreement and received an initial delivery of 18.5 million shares, which represents 80% of the total shares the Company expects to receive based on the market price at the time of initial delivery. The final number of shares delivered upon settlement of the agreement, between April 1, 2016 and May 13, 2016, will be determined with reference to the volume weighted average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. The transaction is accounted for as an equity transaction and is included in Treasury stock when the shares are received, at which time there is an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission ("SEC"). There were no subsequent events that required recognition or disclosure.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2015	2014
Land	$5,582.5	$5,788.4
Buildings and improvements on owned land	14,011.7	14,322.4
Buildings and improvements on leased land	12,892.9	13,284.0
Equipment, signs and seating	4,658.5	5,113.8
Other	546.8	617.5
	37,692.4	39,126.1
Accumulated depreciation and amortization	(14,574.8)	(14,568.6)
Net property and equipment	$23,117.6	$24,557.5
Depreciation and amortization expense for property and equipment was (in millions): 2015–$1,438.0; 2014–$1,539.3; 2013–$1,498.8.

Other Operating (Income) Expense, Net

In millions	2015	2014	2013
Gains on sales of restaurant businesses	$(145.9)	$(137.4)	$(199.4)
Equity in (earnings) losses of unconsolidated affiliates	146.8	8.9	(78.2)
Asset dispositions and other (income) expense, net	(26.6)	108.2	30.4
Impairment and other charges	235.1	38.9	0.0
Total	$209.4	$18.6	$(247.2)

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.

▪	Equity in (earnings) losses of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan—results are reported after interest expense and income taxes.

▪	Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses.

▪	Impairment and other charges
Impairment and other charges include the losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value. In addition, these charges include costs associated with strategic initiatives, such as refranchising and restructuring activities.

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

40 McDonald's Corporation 2015 Annual Report

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
Revenues from franchised restaurants consisted of:

In millions	2015	2014	2013
Rents	$5,860.6	$6,106.7	$6,054.4
Royalties	2,980.7	3,085.1	3,100.4
Initial fees	83.4	80.2	76.7
Revenues from franchised restaurants	$8,924.7	$9,272.0	$9,231.5
Future gross minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2016	$1,293.0	$1,334.9	$2,627.9
2017	1,245.2	1,288.4	2,533.6
2018	1,211.7	1,237.2	2,448.9
2019	1,176.8	1,178.5	2,355.3
2020	1,136.0	1,104.4	2,240.4
Thereafter	9,714.9	8,418.3	18,133.2
Total minimum payments	$15,777.6	$14,561.7	$30,339.3
At December 31, 2015, net property and equipment under franchise arrangements totaled $14.9 billion (including land of $4.4 billion) after deducting accumulated depreciation and amortization of $8.4 billion.

Leasing Arrangements

At December 31, 2015, the Company was the lessee at 15,115 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under non-cancelable leases covering certain offices and vehicles.
The following table provides detail of rent expense:

In millions	2015	2014	2013
Company-operated restaurants:
U.S.	$59.2	$61.3	$61.6
Outside the U.S.	652.7	708.3	713.4
Total	711.9	769.6	775.0
Franchised restaurants:
U.S.	463.7	446.3	441.6
Outside the U.S.	565.0	610.1	572.0
Total	1,028.7	1,056.4	1,013.6
Other	98.4	106.3	104.0
Total rent expense	$1,839.0	$1,932.3	$1,892.6
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2015–$146.6; 2014–$164.2; 2013–$175.6. Franchised restaurants: 2015–$178.8; 2014–$182.8; 2013–$187.4.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2016	$1,274.0	$75.9	$1,349.9
2017	1,171.5	63.6	1,235.1
2018	1,058.5	54.0	1,112.5
2019	955.9	45.2	1,001.1
2020	858.4	36.4	894.8
Thereafter	6,783.5	137.9	6,921.4
Total minimum payments	$12,101.8	$413.0	$12,514.8

McDonald's Corporation 2015 Annual Report 41

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2015	2014	2013
U.S.	$2,597.8	$2,681.9	$2,912.7
Outside the U.S.	3,957.9	4,690.1	5,291.8
Income before provision for income taxes	$6,555.7	$7,372.0	$8,204.5
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2015	2014	2013
U.S. federal	$1,072.3	$1,124.8	$1,238.2
U.S. state	139.5	148.4	175.0
Outside the U.S.	816.0	1,431.7	1,180.2
Current tax provision	2,027.8	2,704.9	2,593.4
U.S. federal	6.8	(81.8)	46.2
U.S. state	(3.9)	(6.2)	(6.7)
Outside the U.S.	(4.3)	(2.7)	(14.3)
Deferred tax provision	(1.4)	(90.7)	25.2
Provision for income taxes	$2,026.4	$2,614.2	$2,618.6
Net deferred tax liabilities consisted of:

In millions	December 31, 2015	2014
Property and equipment	$1,751.7	$1,754.6
Intangibles and other	1,188.8	907.0
Total deferred tax liabilities	2,940.5	2,661.6
Property and equipment	(472.7)	(394.4)
Employee benefit plans	(390.1)	(400.3)
Intangible assets	(222.6)	(252.2)
Deferred foreign tax credits	(289.2)	(272.9)
Operating loss carryforwards	(419.8)	(286.5)
Other	(297.0)	(331.2)
Total deferred tax assets before valuation allowance	(2,091.4)	(1,937.5)
Valuation allowance	322.4	287.9
Net deferred tax liabilities	$1,171.5	$1,012.0
Balance sheet presentation:
Deferred income taxes	$1,704.3	$1,624.5
Other assets-miscellaneous	(532.8)	(591.2)
Current assets-prepaid expenses and other current assets	0.0	(21.3)
Net deferred tax liabilities	$1,171.5	$1,012.0

At December 31, 2015, the Company had net operating loss carryforwards of $1.5 billion, of which $1.2 billion has an indefinite carryforward. The remainder will expire at various dates from 2016 to 2031.
The Company's effective income tax rate is typically lower than the U.S. statutory tax rate primarily because non-U.S. income is generally subject to local statutory country tax rates that are below the 35% U.S. statutory tax rate and reflect the impact of global transfer pricing.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.6	1.6	1.3
Foreign income taxed at different rates	(4.9)	(4.8)	(5.1)
Taxes related to unfavorable lower tax court ruling and audit progression in foreign tax jurisdictions	0.0	4.1	0.0
Cash repatriation	(2.3)	(1.2)	(0.5)
Other, net	1.5	0.8	1.2
Effective income tax rates	30.9%	35.5%	31.9%
As of December 31, 2015 and 2014, the Company’s gross unrecognized tax benefits totaled $781.2 million and $988.1 million, respectively. After considering the deferred tax accounting impact, it is expected that about $470 million of the total as of December 31, 2015 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2015	2014
Balance at January 1	$988.1	$512.7
Decreases for positions taken in prior years	(49.9)	(19.5)
Increases for positions taken in prior years	30.5	504.7
Increases for positions related to the current year	83.7	80.7
Settlements with taxing authorities	(258.0)	(78.0)
Lapsing of statutes of limitations	(13.2)	(12.5)
Balance at December 31(1)	$781.2	$988.1

(1)
Of this amount, $704.0 million and $909.0 million are included in Other long-term liabilities for 2015 and 2014, respectively, and $21.9 million and $19.5 million are included in Current liabilities - income taxes for 2015 and 2014, respectively, on the Consolidated balance sheet. The remainder is included in Deferred income taxes on the Consolidated balance sheet.

In 2014, the Internal Revenue Service ("IRS") concluded its field examination of the Company's 2009 and 2010 U.S. federal income tax returns. In connection with this examination, the Company agreed to certain adjustments that had been proposed by the IRS and appropriately accounted for these adjustments in accordance with ASC 740. In early 2015, the IRS issued a Revenue Agent Report for these agreed adjustments,and the balance of unrecognized tax benefits was reduced accordingly. Also in connection with this examination, in 2014 the Company received notices of proposed adjustments ("NOPAs") related to certain transfer pricing matters. The Company disagrees with the IRS' proposed adjustments and filed a protest with the IRS Appeals Office in 2015. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing. In addition, the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $250 million within the next 12 months, of which up to $50 million could favorably affect the effective tax rate. This would be due to the possible settlement of the 2009 and 2010 IRS protest, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In addition, it is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the

42 McDonald's Corporation 2015 Annual Report

Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, we believe that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $83.6 million and $119.0 million accrued for interest and penalties at December 31, 2015 and 2014, respectively. The Company recognized interest and penalties related to tax matters of $21.1 million in 2015, $87.9 million in 2014, and $14.4 million in 2013, which are included in the provision for income taxes.
Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $14.9 billion at December 31, 2015 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Employee Benefit Plans

The Company’s Profit Sharing and Savings Plan for U.S.-based employees includes a 401(k) feature, a regular employer match, and a discretionary employer match. The 401(k) feature allows participants to make pre-tax contributions that are matched each pay period from shares released under the leveraged Employee Stock Ownership Plan ("ESOP") and employer cash contributions. The Profit Sharing and Savings Plan also provides for a discretionary employer match after the end of the year for match-eligible participants.
All current account balances, future contributions and related earnings can be invested in eleven investment alternatives as well as McDonald’s stock in accordance with each participant’s investment elections. Future participant contributions are limited to 20% investment in McDonald’s stock. Participants may choose to make separate investment choices for current account balances and future contributions.

The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the Profit Sharing and Savings Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the Profit Sharing and Savings Plan. Total liabilities were $487.6 million at December 31, 2015, and $534.0 million at December 31, 2014, and were primarily included in other long-term liabilities on the Consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2015, derivatives with a fair value of $139.9 million indexed to the Company's stock and a total return swap with a notional amount of $180.6 million indexed to certain market indices were included at their fair value in Miscellaneous other assets and Prepaid expenses and other current assets, respectively, on the Consolidated balance sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the Profit Sharing and Savings Plan, including nonqualified benefits and related hedging activities, were (in millions): 2015–$24.0; 2014–$29.1; 2013–$21.9. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2015–$53.4; 2014–$54.4; 2013–$51.2.
The total combined liabilities for international retirement plans were $76.0 million and $74.7 million at December 31, 2015 and 2014, respectively. Other post-retirement benefits and post- employment benefits were immaterial.

McDonald's Corporation 2015 Annual Report 43

Segment and Geographic Information

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. In connection with the Company's announcement in early May 2015 to restructure its global business, the Company changed its reporting segments, effective July 1, 2015, from a geographic focus to segments each of which combines markets with similar characteristics and opportunities for growth. The following new reporting segments reflect how management now reviews and evaluates operating performance:

•	U.S. - the Company’s largest segment. This segment did not change as a result of the new reporting structure.

•	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets.

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

The segment information included herein is presented in accordance with the change in reporting structure for all periods presented.
All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses consists of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

In millions	2015	2014	2013
U.S.	$8,558.9	$8,651.0	$8,851.3
International Lead Markets	7,614.9	8,544.5	8,535.3
High Growth Markets	6,172.8	6,845.2	7,043.2
Foundational Markets & Corporate	3,066.4	3,400.6	3,675.9
Total revenues	$25,413.0	$27,441.3	$28,105.7
U.S.	$3,612.0	$3,522.5	$3,779.3
International Lead Markets	2,712.6	3,034.5	3,028.8
High Growth Markets	841.1	933.9	1,250.0
Foundational Markets & Corporate	(20.2)	458.3	706.2
Total operating income	$7,145.5	$7,949.2	$8,764.3
U.S.	$11,806.1	$11,872.1	$11,711.8
International Lead Markets	11,136.3	12,538.4	14,815.5
High Growth Markets	5,248.6	5,866.0	6,335.5
Foundational Markets & Corporate	9,747.7	3,950.9	3,763.5
Total assets	$37,938.7	$34,227.4	$36,626.3
U.S.	$533.2	$736.1	$875.5
International Lead Markets	596.1	792.1	793.3
High Growth Markets	540.5	804.8	831.1
Foundational Markets & Corporate	144.1	250.4	324.8
Total capital expenditures	$1,813.9	$2,583.4	$2,824.7
U.S.	$515.2	$512.2	$503.6
International Lead Markets	460.9	521.2	507.4
High Growth Markets	363.9	387.8	357.3
Foundational Markets & Corporate	215.7	223.3	216.8
Total depreciation and amortization	$1,555.7	$1,644.5	$1,585.1
Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2015–$27,607.8; 2014– $29,264.7; 2013–$30,679.8; U.S. based: 2015–$11,940.4; 2014–$11,883.1; 2013–$11,632.2.

44 McDonald's Corporation 2015 Annual Report

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2015, the Company had a $2.5 billion line of credit agreement expiring in December 2019 with fees of 0.070% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 2.0% at December 31, 2015 (based on $731.6 million of foreign currency bank line borrowings and $869.6 million of commercial paper) and 4.1% at December 31, 2014 (based on $862.9 million of foreign currency bank line borrowings and $200.0 million of commercial paper).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2015	2014	2015	2014
Fixed		4.0%	4.5%	$14,190.6	$6,604.7
Floating		3.3	3.2	3,019.6	2,450.0
Total U.S. Dollars	2016-2045			17,210.2	9,054.7
Fixed		2.4	3.2	3,951.9	3,014.7
Floating		0.3	2.9	665.9	320.3
Total Euro	2016-2029			4,617.8	3,335.0
Total British Pounds Sterling - Fixed	2020-2054	5.3	5.3	1,100.1	1,163.3
Total Chinese Renminbi - Floating	2016	4.3	5.6	491.8	630.1
Fixed		2.9	2.9	104.0	104.3
Floating		0.3	0.3	208.0	208.6
Total Japanese Yen	2016-2030			312.0	312.9
Fixed		2.1	2.1	264.7	268.3
Floating		3.1	4.0	229.7	220.7
Total other currencies(2)	2016-2056			494.4	489.0
Debt obligations before fair value adjustments and deferred debt costs(3)				24,226.3	14,985.0
Fair value adjustments(4)				1.8	4.7
Deferred debt costs(5)				(106.0)	(54.0)
Total debt obligations(6)				$24,122.1	$14,935.7

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2015 debt balances, before fair value adjustments and deferred debt costs, were as follows (in millions): 2016–$0.0; 2017–$1,065.1; 2018–$1,755.3; 2019–$3,844.2; 2020–$2,463.9; Thereafter–$15,097.8. These amounts include a reclassification of short-term obligations totaling $2.4 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2019.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

(5)
The FASB issued an Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company early adopted this Update and reclassified the prior year amount.

(6)	The net increase in 2015 was primarily due to net issuances of $9.7 billion in connection with the Company's plan to optimize its capital structure.

McDonald's Corporation 2015 Annual Report 45

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 62.1 million at December 31, 2015, including 37.8 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $202.9 million, $258.9 million and $325.2 million, respectively. Cash received from stock options exercised during 2015 was $317.2 million and the tax benefit realized from stock options exercised totaled $63.0 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2015, 2014 and 2013, and changes during the years then ended, is presented in the following table:

	2015				2014		2013
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	23.4	$77.99			25.1	$69.15	27.4	$59.86
Granted	4.3	97.33			3.9	95.13	3.7	94.36
Exercised	(5.1)	62.59			(5.1)	46.09	(5.7)	40.12
Forfeited/expired	(0.7)	96.76			(0.5)	94.56	(0.3)	79.15
Outstanding at end of year	21.9	$84.76	6.2	$730.7	23.4	$77.99	25.1	$69.15
Exercisable at end of year	13.4	$77.31	4.9	$546.5	14.4		15.6
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
A summary of the Company’s RSU activity during the years ended December 31, 2015, 2014 and 2013 is presented in the following table:

	2015		2014		2013
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.2	$83.49	2.0	$78.89	1.8	$68.23
Granted	0.9	87.03	0.9	85.12	1.0	83.98
Vested	(0.5)	88.78	(0.6)	69.29	(0.7)	56.93
Forfeited	(0.2)	85.82	(0.1)	85.16	(0.1)	82.44
Nonvested at end of year	2.4	$83.50	2.2	$83.49	2.0	$78.89
The total fair value of RSUs vested during 2015, 2014 and 2013 was $49.4 million, $54.9 million and $60.2 million, respectively. The tax benefit realized from RSUs vested during 2015 was $14.2 million.

46 McDonald's Corporation 2015 Annual Report

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30			Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2015	2014	2015	2014		2015	2014	2015	2014
Revenues
Sales by Company-operated restaurants	$4,030.2	$4,296.7	$4,282.9	$4,596.2		$4,261.1	$4,785.9	$3,914.1	$4,490.5
Revenues from franchised restaurants	2,311.1	2,275.5	2,332.2	2,390.9		2,236.6	2,395.8	2,044.8	2,209.8
Total revenues	6,341.3	6,572.2	6,615.1	6,987.1		6,497.7	7,181.7	5,958.9	6,700.3
Company-operated margin	611.6	620.0	675.2	721.5		664.8	816.1	559.8	723.4
Franchised margin	1,894.9	1,854.1	1,916.1	1,959.7		1,825.6	1,968.2	1,641.2	1,792.7
Operating income	1,880.4	1,751.7	2,030.3	2,072.5		1,849.3	2,189.0	1,385.5	1,936.0
Net income	$1,206.2	$1,097.5	$1,309.2	$1,068.4		$1,202.4	$1,387.1	$811.5	$1,204.8
Earnings per common share—basic	$1.32	$1.14	$1.41	$1.09		$1.26	$1.40	$0.84	$1.22
Earnings per common share—diluted	$1.31	$1.13	$1.40	$1.09		$1.26	$1.40	$0.84	$1.21
Dividends declared per common share	$0.89		$0.85	$1.66	(1)	$0.85	$0.81	$0.85	$0.81
Weighted-average common shares—basic	914.1	966.6	930.3	978.7		953.2	987.4	960.6	989.6
Weighted-average common shares—diluted	919.9	971.5	934.8	983.8		957.6	993.2	965.5	995.9
Market price per common share:
High	$120.23	$97.50	$101.88	$101.36		$101.08	$103.78	$101.09	$99.07
Low	97.13	87.62	87.50	90.53		94.02	96.52	88.77	92.22
Close	118.14	93.70	98.53	94.81		95.07	100.74	97.44	98.03

(1)	Includes a $0.81 per share dividend declared and paid in third quarter and a $0.85 per share dividend declared in third quarter and paid in fourth quarter.

McDonald's Corporation 2015 Annual Report 47

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2015, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2015, 2014 and 2013 and the Company’s internal control over financial reporting as of December 31, 2015. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 25, 2016

48 McDonald's Corporation 2015 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2016

McDonald's Corporation 2015 Annual Report 49

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited McDonald's Corporation's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2016

50 McDonald's Corporation 2015 Annual Report

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015. We will post any amendments to or any waivers for directors and executive officers from provisions of the Company's Standards of Business Conduct or Code of Conduct for the Board of Directors on the Company’s website at www.governance.mcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 9 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2015. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,296,587	(1)	$84.64	37,824,870
Equity compensation plans not approved by security holders	400	(2)	29.43
Total	24,296,987		$84.64	37,824,870

(1)
Includes 11,383,822 stock options and 116,715 restricted stock units granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 10,506,628 stock options and 2,289,422 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

(2)	Includes 400 stock options granted under the 1992 Stock Ownership Plan.

Additional matters incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

McDonald's Corporation 2015 Annual Report 51

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 29 through 46 of this Form 10-K.

	(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.		Exhibits

		The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index (Item 15)

Exhibit Number		Description
(3)	(a)	Restated Certificate of Incorporation, effective as of June 14, 2012, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2012.

	(b)	By-Laws, as amended and restated with effect as of October 26, 2015, incorporated herein by reference from Exhibit 3(b) of Form 8-K (File No. 001-05231), filed October 28, 2015.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(i) 6 3/8% Debentures due 2028. Supplemental Indenture No. 1, dated January 8, 1998, incorporated herein by reference from Exhibit (4)(a) of Form 8-K (File No. 001-05231), filed January 13, 1998.

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

	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

	(a)	Directors’ Deferred Compensation Plan, effective as of January 1, 2008, incorporated herein by reference from Exhibit 99.4 of Form 8-K (File No. 001-05231), filed December 4, 2007.**

(b)
McDonald’s Excess Benefit and Deferred Bonus Plan, effective January 1, 2011, as amended and restated March 22, 2010, incorporated herein by reference from Exhibit 10(b) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2010.**

(c)
McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Exhibit 10(c) of Form 10-K (File No. 001-05231), for the year ended December 31, 2001.**

(i)
First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Exhibit 10(c)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2002.**

(ii)
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.**

52 McDonald's Corporation 2015 Annual Report

(d)
1992 Stock Ownership Incentive Plan, as amended and restated January 1, 2001, incorporated herein by reference from Exhibit 10(e) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2001.**

(i)
First Amendment to McDonald’s Corporation 1992 Stock Ownership Incentive Plan, as amended and restated, effective as of February 14, 2007, incorporated herein by reference from Exhibit 10(e)(i) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2007.**

(e)
McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

(i)
First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(h)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2008.**

(ii)
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective February 9, 2011, incorporated herein by reference from Exhibit 10(h)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2010.**

(f)
McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

(g)
McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

(h)	McDonald's Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(i)
McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Exhibit 10(k) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(j)
Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Exhibit 10(j) of Form 10-K (File No. 001-05231), for the year ended December 31, 2011.**

(k)
Form of Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Exhibit 10(k) of Form 10-K (File No. 001-05231), for the year ended December 31, 2011.**

(l)
Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(n) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(m)
Form of Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(n)
Form of Special CPUP Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(o)
McDonald's Corporation Severance Plan, as Amended and Restated, effective July 1, 2015, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2015.**

(p)
McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 30, 2015, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(q)
Form of McDonald's Corporation Tier I Change of Control Employment Agreement, incorporated herein by reference from Exhibit 10(i) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2008.**

(r)	Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(s)
Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Exhibit 10(x) of Form 10-K (File No. 001-05231), for the year ended December 31, 2013.**

(t)
Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Exhibit 10(y) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014. **

(i)
2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, incorporated herein by reference from Exhibit 10(w)(i) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

(u)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(v)
Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2014.**

(w)
Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Exhibit 99 to Form 8-K (File No. 001-05231), filed on March 3, 2015.**

McDonald's Corporation 2015 Annual Report 53

(x)
Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012
Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(aa) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

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

54 McDonald's Corporation 2015 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and
Chief Financial Officer

February 25, 2016
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 25th day of February, 2016:
Signature, Title

By	/s/ Susan E. Arnold
Susan E. Arnold
Director

By	/s/ Lloyd H. Dean
Lloyd H. Dean
Director

By	/s/ Stephen J. Easterbrook
Stephen J. Easterbrook
President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Margaret H. Georgiadis
Margaret H. Georgiadis
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Director

By	/s/ Jeanne P. Jackson
Jeanne P. Jackson
Director

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

By	/s/ Walter E. Massey
Walter E. Massey
Director

Signature, Title

By	/s/ Andrew J. McKenna
Andrew J. McKenna
Chairman of the Board and Director

By	/s/ Brian J. Mullens
Brian J. Mullens
Corporate Senior Vice President – Controller
(Principal Accounting Officer)

By	/s/ John J. Mulligan
John J. Mulligan
Director

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ Miles D. White
Miles D. White
Director

McDonald's Corporation 2015 Annual Report 55