Form 10-Q
period 2016-03-31
MCDONALDS CORP
filed 2016-05-06
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

877,857,531
(Number of shares of common stock
outstanding as of March 31, 2016)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and equivalents	$3,310.1	$7,685.5
Accounts and notes receivable	1,162.1	1,298.7
Inventories, at cost, not in excess of market	93.7	100.1
Prepaid expenses and other current assets	485.7	558.7
Total current assets	5,051.6	9,643.0
Other assets
Investments in and advances to affiliates	820.1	792.7
Goodwill	2,569.8	2,516.3
Miscellaneous	1,932.1	1,869.1
Total other assets	5,322.0	5,178.1
Property and equipment
Property and equipment, at cost	38,427.2	37,692.4
Accumulated depreciation and amortization	(15,005.4)	(14,574.8)
Net property and equipment	23,421.8	23,117.6
Total assets	$33,795.4	$37,938.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$654.5	$874.7
Income taxes	298.5	154.8
Other taxes	342.7	309.0
Accrued interest	290.9	233.1
Accrued payroll and other liabilities	1,272.1	1,378.8
Total current liabilities	2,858.7	2,950.4
Long-term debt	23,352.6	24,122.1
Other long-term liabilities	2,060.8	2,074.0
Deferred income taxes	1,660.3	1,704.3
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,088.7	6,533.4
Retained earnings	44,912.4	44,594.5
Accumulated other comprehensive income	(2,402.6)	(2,879.8)
Common stock in treasury, at cost; 782.8 and 753.8 million shares	(44,752.1)	(41,176.8)
Total shareholders’ equity	3,863.0	7,087.9
Total liabilities and shareholders’ equity	$33,795.4	$37,938.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF NET INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2016	2015
Revenues
Sales by Company-operated restaurants	$3,753.5	$3,914.1
Revenues from franchised restaurants	2,150.4	2,044.8
Total revenues	5,903.9	5,958.9
Operating costs and expenses
Company-operated restaurant expenses	3,175.3	3,354.3
Franchised restaurants—occupancy expenses	415.1	403.6
Selling, general & administrative expenses	578.0	582.8
Other operating (income) expense, net	(44.8)	232.7
Total operating costs and expenses	4,123.6	4,573.4
Operating income	1,780.3	1,385.5
Interest expense	218.3	147.3
Nonoperating (income) expense, net	(14.4)	(15.9)
Income before provision for income taxes	1,576.4	1,254.1
Provision for income taxes	477.8	442.6
Net income	$1,098.6	$811.5
Earnings per common share-basic	$1.24	$0.84
Earnings per common share-diluted	$1.23	$0.84
Dividends declared per common share	$0.89	$0.85
Weighted average shares outstanding-basic	888.9	960.6
Weighted average shares outstanding-diluted	894.9	965.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2016	2015
Net income	$1,098.6	$811.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	479.8	(979.7)
Reclassification of (gain) loss to net income	18.3	—
Foreign currency translation adjustments-net of tax benefit (expense) of $70.9 and $(159.9)	498.1	(979.7)
Cash flow hedges:
Gain (loss) recognized in AOCI	(10.0)	22.2
Reclassification of (gain) loss to net income	(10.8)	(5.3)
Cash flow hedges-net of tax benefit (expense) of $11.8 and $(9.5)	(20.8)	16.9
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(0.9)	(1.4)
Reclassification of (gain) loss to net income	0.8	1.9
Defined benefit pension plans-net of tax benefit (expense) of $0.0 and $0.6	(0.1)	0.5
Total other comprehensive income (loss), net of tax	477.2	(962.3)
Comprehensive income (loss)	$1,575.8	$(150.8)
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2016	2015
Operating activities
Net income	$1,098.6	$811.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	383.7	386.1
Deferred income taxes	31.6	12.5
Share-based compensation	40.5	20.0
Other	(52.5)	242.9
Changes in working capital items	217.2	226.5
Cash provided by operations	1,719.1	1,699.5
Investing activities
Capital expenditures	(391.8)	(392.6)
Sales and purchases of restaurant businesses and property sales	147.7	47.6
Other	(11.8)	(4.2)
Cash used for investing activities	(255.9)	(349.2)
Financing activities
Net short-term borrowings	(809.6)	255.0
Long-term financing issuances	0.7	0.5
Long-term financing repayments	(213.5)	(545.3)
Treasury stock purchases	(4,311.7)	(606.4)
Common stock dividends	(780.8)	(816.3)
Proceeds from stock option exercises	131.3	98.6
Excess tax benefit on share-based compensation	26.1	19.4
Other	4.9	1.2
Cash used for financing activities	(5,952.6)	(1,593.3)
Effect of exchange rates on cash and cash equivalents	114.0	(200.1)
Cash and equivalents decrease	(4,375.4)	(443.1)
Cash and equivalents at beginning of period	7,685.5	2,077.9
Cash and equivalents at end of period	$3,310.1	$1,634.8
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2016 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2016	2015
Conventional franchised	21,209	20,787
Developmental licensed	5,618	5,261
Foreign affiliated	3,370	3,508
Total Franchised	30,197	29,556
Company-operated	6,270	6,734
Systemwide restaurants	36,467	36,290
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.0 million shares and 4.9 million shares for the first quarter 2016 and 2015, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 4.2 million shares and 12.7 million shares for the first quarter 2016 and 2015, respectively.
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

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2015 Annual Report on Form 10-K.
At March 31, 2016, the fair value of the Company’s debt obligations was estimated at $25.2 billion, compared to a carrying amount of $23.4 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Total derivatives designated as hedging instruments	$25.9	$60.9	$(40.8)	$(38.9)
Total derivatives not designated as hedging instruments	157.2	144.4	(18.4)	(5.5)
Total derivatives	$183.1	$205.3	$(59.2)	$(44.4)
The following table presents the pretax amounts affecting income and other comprehensive income ("OCI") for the three months ended March 31, 2016 and 2015, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2016	2015	2016	2015	2016	2015
Cash Flow Hedges	$(16.1)	$32.0	$16.5	$5.6	—	$10.0
Net Investment Hedges	$(318.2)	$800.5	$(18.3)	—
Undesignated derivatives					$(5.1)	$9.6

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At March 31, 2016, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the three months ended March 31, 2016, the Company recognized a $9.6 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 16 months for certain exposures and are denominated in various currencies. As of March 31, 2016, the Company had derivatives outstanding with an equivalent notional amount of $550.3 million that hedged a portion of forecasted foreign currency denominated royalties.
The Company uses cross-currency swaps to hedge the risk of cash flows associated with certain foreign currency denominated debt, including forecasted interest payments, and has elected cash flow hedge accounting. The hedges cover periods up to 12 months and have an equivalent notional amount of $49.0 million.
Based on market conditions at March 31, 2016, the $0.8 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2016, $6.2 billion of the Company's third party foreign currency denominated debt, $3.3 billion of intercompany foreign currency denominated debt and $779.5 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2016 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2016, the Company was required to post an immaterial amount of collateral due to certain derivatives having negative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Segment Information
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. In September 2015, the Company issued segment summary financial information and segment historical data in accordance with its new reporting structure, effective July 1, 2015, for the previously reported years ended 2010 through 2014 and quarters ended March 31, 2014 through June 30, 2015. The segment information included herein is presented in accordance with the change in reporting structure for all periods presented.
The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended
	March 31,
In millions	2016	2015
Revenues
U.S.	$2,019.9	$1,978.1
International Lead Markets	1,728.5	1,790.8
High Growth Markets	1,442.2	1,456.3
Foundational Markets & Corporate	713.3	733.7
Total revenues	$5,903.9	$5,958.9
Operating Income
U.S.	$840.2	$731.8
International Lead Markets	654.2	583.5
High Growth Markets	220.9	123.1
Foundational Markets & Corporate	65.0	(52.9)
Total operating income	$1,780.3	$1,385.5

Recently Issued Accounting Standards
Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective beginning January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.
Revenue Recognition
In May 2014, the FASB issued guidance codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In May, the Company issued an aggregate principal amount of €3.0 billion Euro-denominated notes in connection with the Company's previously-announced plans to optimize its capital structure. There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,467 restaurants in 120 countries at March 31, 2016, 30,197 were licensed to franchisees (comprised of 21,209 franchised to conventional franchisees, 5,618 licensed to developmental licensees and 3,370 licensed to foreign affiliates ("affiliates") – primarily in Japan) and 6,270 were operated by the Company.
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
In September 2015, the Company issued segment summary financial information and segment historical data in accordance with its new reporting structure, effective July 1, 2015, for the previously reported years ended 2010 through 2014 and quarters ended March 31, 2014 through June 30, 2015. The segment information included herein is presented in accordance with the change in reporting structure for all periods presented.
For the quarter ended March 31, 2016, the U.S., the International Lead segment and the High Growth segment accounted for 34%, 29% and 24% of total revenues, respectively.
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
McDonald’s aspires to be viewed by its customers as a modern and progressive burger company delivering a contemporary customer experience. In 2015, the Company and its Board of Directors took steps to reset its business and restore growth. The priorities of the turnaround plan are threefold: drive operational growth, create brand excitement and enhance financial value. The turnaround plan is grounded on running great restaurants by providing customers with what matters most to them - hot and fresh food, fast and friendly service, and a contemporary restaurant experience at the value of McDonald’s. The Company is also building on its competitive advantages of scale, geographic diversification and System alignment that have been created over time. While execution against the turnaround plan is the near-term priority, the Company is also working to identify and pursue opportunities for longer-term growth in the areas of menu and service innovation.

Financial Performance
McDonald’s began 2016 in a manner consistent with how it ended 2015 - a more focused and better aligned System with positive momentum in every business segment. The Company's current initiatives and ongoing investments are taking hold and contributing to McDonald's being viewed as a modern, progressive burger company. This is reflected in our financial performance in the first quarter, with meaningful gains in both top- and bottom-line performance across the business. Global comparable sales increased 6.2% for the quarter, driven by stronger operating performance across all segments and the benefit from one additional day due to leap year. Additionally, earnings per share grew 26% in constant currencies, excluding the impact of the comparison against the prior year's strategic charges.
U.S. comparable sales increased 5.4% for the quarter, fueled by the ongoing popularity of All Day Breakfast and the introduction of McPick 2 - a branded national value platform that provides more choices at compelling price points. The U.S. is focused on finalizing its long-term value platform, investing in core menu enhancements and simplifying restaurant operations to deliver an outstanding customer experience.
Comparable sales in the International Lead segment grew 5.2% for the quarter, led by strong performance in the U.K., Australia and Canada as strong execution of core menu, compelling value and convenience strategies continued to resonate with consumers.
In the High Growth segment, comparable sales increased 3.6% for the quarter, led by strong comparable sales performance in China and positive performance across various other markets, including Russia.
The Company’s substantial cash flow, strong investment grade credit rating and continued access to credit provides McDonald’s flexibility to fund capital expenditures as well as return cash to shareholders. In conjunction with completing the final year of its three-year, $30 billion cash return to shareholders target through share repurchases and dividends, in December, the Company issued $6 billion of debt. In February, the Company initiated a $2.7 billion Accelerated Share Repurchase program, and in May, issued an additional aggregate principal amount of €3.0 billion Euro-denominated notes in conjunction with this target.
First Quarter Operating Results Included:

•	Global comparable sales increase of 6.2%, which benefited from one additional day due to leap year

•	Consolidated revenues decrease of 1% (increase of 3% in constant currencies)

•	Consolidated operating income increase of 28% (33% in constant currencies), partly due to comparison against the prior year's strategic charges of $195 million

•
Diluted earnings per share of $1.23, an increase of 46% (51% in constant currencies), which includes comparison against the prior year's strategic charges totaling $0.17 per share. Excluding the impact of these strategic charges, earnings per share in constant currencies increased $0.26 or 26%

•
Return of $4.5 billion to shareholders through share repurchases and dividends. This brings the cumulative return to shareholders to $20.3 billion against our targeted return of about $30 billion for the three-year period ending 2016

Outlook
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

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Lead segment would change annual diluted earnings per share by about 4 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2016, costs for the total basket of goods are expected to decrease about 3.5-4.5% in the U.S. and remain relatively flat in the International Lead segment.

•
The Company expects full-year 2016 selling, general and administrative expense to decrease about 1-2% in constant currencies, excluding changes in incentive-based compensation based on business performance and the impact from changes in timing of certain refranchising transactions. The current outlook includes expenses associated with our Worldwide Owner/Operator Convention in the second quarter 2016 and sponsorship of the Summer Olympic games in third quarter 2016.  Some volatility may be experienced between quarters.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2016 to increase about 40-45% compared with 2015 due to higher average debt balances in connection with the Company's previously-announced plans to optimize its capital structure.

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

•
The Company expects the effective income tax rate for the full-year 2016 to be in the 31-33% range. Some volatility may be experienced between the quarters resulting in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2016 to be approximately $2.0 billion, about half of which are expected to be used to open new restaurants. The Company expects to open about 1,000 restaurants, including about 400 restaurants in affiliated and developmental-licensee markets where the Company does not fund any capital expenditures. The Company expects net additions of about 500 restaurants. The remaining capital is expected to be used to reinvest in existing locations.

•
The Company plans to optimize its capital structure and expects to return about $30 billion to shareholders for the three-year period ending 2016. The cumulative return through the quarter ended March 31, 2016 was approximately $20 billion, leaving about $10 billion to be completed by the end of 2016. Some of this remaining amount will be funded by issuing additional debt.

Long-term

•
The Company expects to refranchise about 4,000 restaurants through 2018 with a long-term goal to become 95% franchised. The majority of the refranchising is expected to take place in the High Growth and Foundational markets.

•
The Company expects to realize net annual G&A savings of about $500 million from our G&A base of $2.6 billion at the beginning of 2015, the vast majority of which is expected to be realized by the end of 2017. These savings will be realized through our refranchising efforts, streamlining across corporate, segment and market organizations, primarily in non-customer facing functions, and realizing greater efficiencies in the Company's Global Business Services platform. This target excludes the impact of foreign currency changes. We expect to realize a cumulative total of about $150 million in savings by the end of 2016, with about half of these savings already achieved in 2015.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2016
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,753.5	(4)%
Revenues from franchised restaurants	2,150.4	5
Total revenues	5,903.9	(1)
Operating costs and expenses
Company-operated restaurant expenses	3,175.3	(5)
Franchised restaurants—occupancy expenses	415.1	3
Selling, general & administrative expenses	578.0	(1)
Other operating (income) expense, net	(44.8)	n/m
Total operating costs and expenses	4,123.6	(10)
Operating income	1,780.3	28
Interest expense	218.3	48
Nonoperating (income) expense, net	(14.4)	10
Income before provision for income taxes	1,576.4	26
Provision for income taxes	477.8	8
Net income	$1,098.6	35%
Earnings per common share-basic	$1.24	48%
Earnings per common share-diluted	$1.23	46%
n/m Not meaningful

Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows. Management reviews and analyzes business results excluding the effect of foreign currency translation and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2016	2015	2016
Revenues	$5,903.9	$5,958.9	$(244.7)
Company-operated margins	578.2	559.8	(25.3)
Franchised margins	1,735.3	1,641.2	(52.3)
Selling, general & administrative expenses	578.0	582.8	11.1
Operating income	1,780.3	1,385.5	(67.8)
Net income	1,098.6	811.5	(37.4)
Earnings per share-diluted	$1.23	$0.84	$(0.04)
The impact of foreign currency translation on consolidated operating results for the quarter reflected the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Euro and most other currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 35% (40% in constant currencies) to $1,098.6 million, and diluted earnings per share increased 46% (51% in constant currencies) to $1.23. Foreign currency translation had a negative impact of $0.04 on diluted earnings per share.
Results benefited from higher franchised margin dollars across all segments, sales recovery in Japan, higher Company-operated margin dollars primarily in China, and higher gains on sales of restaurant businesses. The quarter also benefited from comparison to the prior year's strategic charges of $195 million. Excluding the impact of these strategic charges, earnings per share in constant currencies increased $0.26 or 26%.
Diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding due to share repurchases. During the quarter, the Company repurchased 31.3 million shares of stock for $3.7 billion, and paid a quarterly dividend of $0.89 per share, or $780.8 million.

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

REVENUES
Dollars in millions
Quarters Ended March 31,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$966.4	$990.2	(2)%	(2)%
International Lead Markets	1,051.6	1,141.1	(8)	(3)
High Growth Markets	1,264.8	1,288.1	(2)	5
Foundational Markets & Corporate	470.7	494.7	(5)	2
Total	$3,753.5	$3,914.1	(4)%	1%
Franchised revenues
U.S.	$1,053.5	$987.9	7%	7%
International Lead Markets	676.9	649.7	4	10
High Growth Markets	177.4	168.2	5	9
Foundational Markets & Corporate	242.6	239.0	2	11
Total	$2,150.4	$2,044.8	5%	8%
Total revenues
U.S.	$2,019.9	$1,978.1	2%	2%
International Lead Markets	1,728.5	1,790.8	(3)	2
High Growth Markets	1,442.2	1,456.3	(1)	6
Foundational Markets & Corporate	713.3	733.7	(3)	5
Total	$5,903.9	$5,958.9	(1)%	3%

•	Revenues: Revenues decreased 1% (increased 3% in constant currencies) for the quarter.

•	U.S.: The increase in revenues was due to solid comparable sales, partly offset by the impact of refranchising.

•	International Lead Markets: The increase in constant currency revenues was due to solid comparable sales, primarily in the U.K., Australia and Canada, partly offset by the impact of refranchising.

•	High Growth Markets: The increase in constant currency revenues was due to positive comparable sales, primarily in China and across most of the segment, and continued expansion in Russia.

The following table presents the percent change in comparable sales for the quarters ended March 31, 2016 and 2015:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended
	March 31,*
	2016	2015
U.S.	5.4%	(2.6)%
International Lead Markets	5.2	0.9
High Growth Markets	3.6	(3.2)
Foundational Markets & Corporate	11.0	(5.3)
Total **	6.2%	(2.3)%

*
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 1.8% and decreased 4.7% for the quarters ended 2016 and 2015, respectively.

** For the quarter ended 2016, comparable sales benefited from one additional day due to leap year.
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2016:

SYSTEMWIDE SALES
	Quarter Ended
	March 31, 2016
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	5%	5%
International Lead Markets	1	7
High Growth Markets	2	7
Foundational Markets & Corporate	2	13
Total	3%	7%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$7,710.0	$7,247.4	6%	6%
International Lead Markets	3,905.2	3,760.3	4	10
High Growth Markets	1,124.8	1,060.8	6	10
Foundational Markets & Corporate	3,376.1	3,280.1	3	14
Total*	$16,116.1	$15,348.6	5%	9%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,061.8 million and $2,943.3 million for the quarters 2016 and 2015, respectively. Results primarily reflected improved performance in Japan, partly offset by weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2016	2015	2016	2015
Franchised
U.S.	82.1%	81.3%	$865.3	$803.5	8%	8%
International Lead Markets	79.1	78.8	535.4	511.9	5	10
High Growth Markets	68.2	69.3	120.9	116.5	4	7
Foundational Markets & Corporate	88.1	87.6	213.7	209.3	2	12
Total	80.7%	80.3%	$1,735.3	$1,641.2	6%	9%
Company-operated
U.S.	14.2%	15.3%	$136.8	$151.1	(9)%	(9)%
International Lead Markets	19.7	19.1	207.6	217.4	(5)	1
High Growth Markets	13.4	10.8	169.4	139.4	22	29
Foundational Markets & Corporate	13.7	10.5	64.4	51.9	24	31
Total	15.4%	14.3%	$578.2	$559.8	3%	8%

•	Franchised: Franchised margin dollars increased $94.1 million or 6% (9% in constant currencies) for the quarter.

•	U.S.: The increase in the franchised margin percent was due to solid comparable sales performance.

•	International Lead Markets: The franchised margin percent reflected the benefit from solid comparable sales performance partly offset by refranchising and higher lease expense.

•	High Growth Markets: The decrease in the franchised margin percent was primarily due to refranchising and higher occupancy costs.
In general, refranchising may have a dilutive effect on the franchised margin percent, but results in higher franchised margin dollars.

•	Company-operated: Company-operated margin dollars increased $18.4 million or 3% (8% in constant currencies) for the quarter.

•
U.S.: The decrease in the Company-operated margin percent was primarily due to the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015, designed to improve restaurant performance and enhance our employer proposition. The decrease was partly offset by solid comparable sales and lower commodity costs.

•	International Lead Markets: The increase in the Company-operated margin percent was primarily due to solid comparable sales, partly offset by higher labor and occupancy costs.

•
High Growth Markets: The Company-operated margin percent benefited from sales recovery in China from the prior year's impact of the 2014 supplier issue. Higher labor and occupancy costs across the segment also pressured margins for the quarter.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended
	March 31,
	2016	2015
Food & paper	32.6%	33.9%
Payroll & employee benefits	27.7	26.8
Occupancy & other operating expenses	24.3	25.0
Total expenses	84.6%	85.7%
Company-operated margins	15.4%	14.3%
Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $4.8 million or 1% (increased 1% in constant currencies) for the quarter. The constant currency increase was due to higher incentive-based compensation costs reflecting improved performance. This was partly offset by lower employee-related costs resulting from the Company's recent restructuring initiatives.

•
Selling, general and administrative expenses as a percent of revenues remained flat at 9.8% for both 2016 and 2015, and as a percent of Systemwide sales decreased to 2.9% for 2016 compared with 3.0% for 2015.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2016	2015
Gains on sales of restaurant businesses	$(59.6)	$(24.6)
Equity in earnings of unconsolidated affiliates	3.7	63.4
Asset dispositions and other (income) expense, net	9.9	91.0
Impairment and other charges	1.2	102.9
Total	$(44.8)	$232.7

•	Gains on sales of restaurant businesses increased for the quarter, primarily in the U.S. and Canada, due to a higher number of restaurant sales.

•	Equity in earnings of unconsolidated affiliates improved for the quarter due to sales recovery and comparison against the prior year's strategic charges in Japan.

•
Asset dispositions and other expense decreased for the quarter, benefiting from comparison to the prior year's asset write-offs resulting from the decision to close under-performing restaurants, mostly in the U.S. and China.

•
Impairment and other charges decreased for the quarter, benefiting from comparison to the prior year's strategic charges relating to asset write-offs as part of the Company's refranchising initiative in certain Foundational markets, and restructuring charges in the U.S.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2016	2015	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$840.2	$731.8	15%	15%
International Lead Markets	654.2	583.5	12	18
High Growth Markets	220.9	123.1	79	88
Foundational Markets & Corporate	65.0	(52.9)	n/m	n/m
Total	$1,780.3	$1,385.5	28%	33%
n/m Not meaningful

•	Operating Income: Operating income increased $394.8 million or 28% (33% in constant currencies) for the quarter, partly due to comparison against the prior year's strategic charges of $195 million.

•
U.S.: The increase in operating income was primarily due to higher franchised margin dollars, partly offset by lower Company-operated margin dollars reflecting higher costs associated with the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015. The U.S. also benefited from comparison to the prior year's strategic charges, and higher gains on sales of restaurant businesses.

•
International Lead Markets: The constant currency operating income increase was primarily due to higher franchised margin dollars benefiting from solid comparable sales performance, and to a lesser extent, higher other operating income.

•
High Growth Markets: The constant currency operating income increase reflected continued sales recovery from the prior year's impact of the 2014 China supplier issue, and the benefit from comparison to the prior year's restaurant closing charges.

•	Foundational Markets and Corporate: The constant currency operating income increase reflected the benefit from comparison to the prior year's strategic charges and improved performance in Japan.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 30.2% and 23.3% for the quarters ended 2016 and 2015, respectively. The increase reflects stronger operating performance and the benefit from comparison to the prior year's strategic charges.

Interest Expense

•
Interest expense increased 48% (49% in constant currencies) for the quarter, primarily due to higher average debt balances in connection with the Company's previously-announced plans to optimize its capital structure.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2016	2015
Interest Income	$(3.8)	$(2.3)
Foreign currency and hedging activity	(12.1)	(15.9)
Other (income) expense, net	1.5	2.3
Total	$(14.4)	$(15.9)
Income Taxes

•
The effective income tax rate was 30.3% and 35.3% for the quarters ended 2016 and 2015, respectively. The 2016 effective income tax rate reflects a favorable change in tax reserves resulting from audit progression as well as a favorable shift in the mix of income. The 2015 effective income tax rate included the unfavorable impact of certain first quarter strategic charges that had limited tax benefits.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.7 billion and exceeded capital expenditures by $1.3 billion for the first quarter 2016. Cash provided by operations increased $20 million compared with the first quarter 2015, primarily due to improved operating results, partly offset by the impact from weaker foreign currencies.
Cash used for investing activities totaled $256 million for the first quarter 2016, a decrease of $93 million compared with the first quarter 2015, primarily due to higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $6.0 billion for the first quarter 2016, an increase of $4.4 billion compared with the first quarter 2015, primarily due to higher treasury stock purchases and a decrease in net borrowings.
Debt obligations at March 31, 2016 totaled $23.4 billion compared with $24.1 billion at December 31, 2015. The decrease was primarily due to net debt repayments, partly offset by the impact of foreign currency translation.
Recently Issued Accounting Standards
Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective beginning January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.
Revenue Recognition
In May 2014, the FASB issued guidance codified in ASC 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under "Outlook", are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
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
Our turnaround plan includes an accelerated pace of refranchising, cost savings and global restructuring. In addition, we have increased our leverage. As we continue to implement our plans, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, at least in part, upon our refranchising efforts, which, in turn, depend upon our ability to identify qualified and capable franchisees and licensees. Therefore, if our turnaround-related initiatives are not successful, take longer to complete than initially projected, or are not executed well, or if our costs reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the “informal eating out” (IEO) segment, which is highly competitive, and in recent periods we have experienced emerging and growing competition from the fast casual category of restaurants in that segment. We are facing sustained, intense competition from both traditional and other competitors, which include many non-traditional market participants such as convenience stores and coffee shops. We expect our environment to continue to be highly competitive and in any particular reporting period our results may be impacted by new actions of our competitors, which may have a short- or long-term impact on our results.
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
Our results depend on the impact of our pricing, promotional and marketing plans and our System’s ability to adjust these plans to respond quickly to economic and competitive conditions and evolving customer preferences. Our existing or future pricing strategies and the value proposition they represent will continue to be important components of our overall plan, may not be successful and could negatively impact sales and margins. The promotion of our menu offerings may yield results below desired levels.
Additionally, we operate in an increasingly complex and costly advertising environment. Our marketing and advertising programs may not be successful and we may fail to attract and retain customers. We have expanded engagement with our customers through digital media and loyalty initiatives. Our success depends in part on whether our allocation of our advertising and marketing resources across different channels allows us to effectively reach our customers. If our pricing, promotional and marketing plans are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Failure to preserve the value and relevance of our brand could have a negative impact on our financial results.
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions on a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and often have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand and could be material to our business. Perceptions may also be affected by third parties presenting or promoting adverse commentary or perceptions of the quick-service category of the IEO segment, our brand and/or our operations, our suppliers or our franchisees. If we are unsuccessful in addressing such adverse commentary or perceptions, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which will require System-wide coordination and alignment. If we are not effective in addressing social responsibility matters, trust in our brand may suffer. Also, if we unable to articulate and achieve relevant sustainability goals, consumers may lose confidence in our brand. In particular, business incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient product supply, including on favorable terms. The products we sell are sourced from a wide variety of suppliers in countries around the world. Supply chain interruptions, including due to lack of supply or price increases, can adversely affect us or the suppliers and franchisees that are also part of our System and whose performance has a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers or us. If we experience interruptions in our supply chain, our costs could increase and it could limit the availability of products critical to our operations.
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
Our success relies in part on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, in a timely manner or at all, will depend on various factors, including our ability to timely and effectively identify franchisees and/or licensees that meet our rigorous standards, the performance of our existing franchisees, whether the resulting ownership mix supports our financial objectives and our ability to manage risks associated with our refranchising strategy.
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
We face differing cultural, regulatory and economic environments that exist within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System's success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets. Planned initiatives may not have broad appeal with McDonald's customers and could drive unanticipated changes in customer perceptions and guest counts.
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs, government-mandated closure of our, our franchisees' or our suppliers’ operations and asset seizures. The cost and disruption of responding to governmental investigations or actions, whether or not they have merit, may impact our results. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental actions. Our results of operations and financial condition are also affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.
Additionally, challenges and uncertainties are associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. Such challenges are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An ability to effectively manage the risks associated with our international operations could have a material adverse effect on our business and financial condition.
Challenges with respect to talent management could harm our business.
Our success depends in part on our System’s ability to identify, recruit, motivate and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants could have a negative impact on our Company-operated margins.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues including wage and hour, healthcare, immigration, retirement and other employee benefits and unlawful workplace discrimination. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect (including the ability to recruit and retain talent) us or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.

Effective succession planning is also important to our long-term success. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management transitions could disrupt our business and adversely affect our results.
Information technology system failures or interruptions or breaches of network security may interrupt our operations.
We are increasingly reliant on technological systems (e.g., point-of-sale and other in-store systems or platforms) as well as technologies which facilitate communication and collaboration internally, with affiliated entities, or with independent third parties) to conduct our business, including technology-enabled solutions provided to us by third parties; and any failure of these systems could significantly impact our operations and customer perceptions. Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. The third party solutions also present the risks faced by the third party’s business. If those systems or solutions were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations. We may also not fully realize the benefits of the significant investments we are making to enhance the customer experience through digital engagement and social media. Furthermore, security breaches involving our systems, the systems of the parties we communicate or collaborate with, or those of third party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in adverse publicity, loss of consumer confidence, reduced sales and profits, and criminal penalties or civil liabilities.
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
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions. We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy, data collection, protection and management, as it relates to information we collect and share when we provide optional technology-related services and platforms to third parties.
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
The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2015 regarding this matter.

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirmed that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2015 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2016	6,191,433	$118.29	6,191,433	$14,267,639,227
February 1-29, 2016	25,140,903	117.21	25,140,903	11,320,849,240
March 1-31, 2016	280	121.27	280	11,320,815,284
Total	31,332,616	$117.42	31,332,616

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On December 3, 2015, the Company’s Board of Directors approved a share repurchase program, effective January 1, 2016, that authorizes the purchase of up to $15 billion of the Company’s outstanding common stock with no specified expiration date.

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
McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 30, 2015, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(o)
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

(q)
Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Exhibit 10(x) of Form 10-K (File No. 001-05231), for the year ended December 31, 2013.**

(r)
Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Exhibit 10(y) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014. **

(i)
2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, incorporated herein by reference from Exhibit 10(w)(i) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

(s)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(t)
Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2014.**

(u)
Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Exhibit 99 to Form 8-K (File No. 001-05231), filed on March 3, 2015.**

(v)
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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
May 6, 2016	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer