Form 10-Q
period 2016-06-30
MCDONALDS CORP
filed 2016-08-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

853,361,988
(Number of shares of common stock
outstanding as of June 30, 2016)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and equivalents	$3,128.0	$7,685.5
Accounts and notes receivable	1,267.1	1,298.7
Inventories, at cost, not in excess of market	87.4	100.1
Prepaid expenses and other current assets	564.1	558.7
Total current assets	5,046.6	9,643.0
Other assets
Investments in and advances to affiliates	852.1	792.7
Goodwill	2,498.6	2,516.3
Miscellaneous	1,899.3	1,869.1
Total other assets	5,250.0	5,178.1
Property and equipment
Property and equipment, at cost	37,814.4	37,692.4
Accumulated depreciation and amortization	(14,964.5)	(14,574.8)
Net property and equipment	22,849.9	23,117.6
Total assets	$33,146.5	$37,938.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$574.6	$874.7
Income taxes	219.3	154.8
Other taxes	302.1	309.0
Accrued interest	212.7	233.1
Accrued payroll and other liabilities	1,358.5	1,378.8
Total current liabilities	2,667.2	2,950.4
Long-term debt	26,010.0	24,122.1
Other long-term liabilities	2,208.0	2,074.0
Deferred income taxes	1,621.3	1,704.3
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,137.5	6,533.4
Retained earnings	45,272.5	44,594.5
Accumulated other comprehensive income	(2,674.8)	(2,879.8)
Common stock in treasury, at cost; 807.3 and 753.8 million shares	(48,111.8)	(41,176.8)
Total shareholders’ equity	640.0	7,087.9
Total liabilities and shareholders’ equity	$33,146.5	$37,938.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2016	2015	2016	2015
Revenues
Sales by Company-operated restaurants	$3,916.6	$4,261.1	$7,670.1	$8,175.2
Revenues from franchised restaurants	2,348.4	2,236.6	4,498.8	4,281.4
Total revenues	6,265.0	6,497.7	12,168.9	12,456.6
Operating costs and expenses
Company-operated restaurant expenses	3,248.1	3,596.3	6,423.4	6,950.6
Franchised restaurants—occupancy expenses	430.9	411.0	846.0	814.6
Selling, general & administrative expenses	596.1	592.4	1,174.1	1,175.2
Other operating (income) expense, net	132.0	48.7	87.2	281.4
Total operating costs and expenses	4,407.1	4,648.4	8,530.7	9,221.8
Operating income	1,857.9	1,849.3	3,638.2	3,234.8
Interest expense	223.9	149.2	442.2	296.5
Nonoperating (income) expense, net	(16.2)	(12.3)	(30.6)	(28.2)
Income before provision for income taxes	1,650.2	1,712.4	3,226.6	2,966.5
Provision for income taxes	557.3	510.0	1,008.9	952.6
Net income	$1,092.9	$1,202.4	$2,217.7	$2,013.9
Earnings per common share-basic	$1.27	$1.26	$2.53	$2.10
Earnings per common share-diluted	$1.25	$1.26	$2.51	$2.09
Dividends declared per common share	$0.89	$0.85	$1.78	$1.70
Weighted-average shares outstanding-basic	864.0	953.2	876.4	956.9
Weighted-average shares outstanding-diluted	871.2	957.6	883.8	961.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Net income	$1,092.9	$1,202.4	$2,217.7	$2,013.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(275.5)	389.2	204.3	(590.5)
Reclassification of (gain) loss to net income	—	0.2	18.3	0.2
Foreign currency translation adjustments-net of tax benefit (expense) of $(168.2), $67.0, $(97.3) and $(92.9)	(275.5)	389.4	222.6	(590.3)
Cash flow hedges:
Gain (loss) recognized in AOCI	2.9	(10.2)	(7.1)	12.0
Reclassification of (gain) loss to net income	(1.2)	(9.4)	(12.0)	(14.7)
Cash flow hedges-net of tax benefit (expense) of $(1.1), $11.0 and $10.7, $1.5	1.7	(19.6)	(19.1)	(2.7)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.1	—	(0.8)	(1.4)
Reclassification of (gain) loss to net income	1.5	2.2	2.3	4.1
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0 and $0.0, $0.6	1.6	2.2	1.5	2.7
Total other comprehensive income (loss), net of tax	(272.2)	372.0	205.0	(590.3)
Comprehensive income (loss)	$820.7	$1,574.4	$2,422.7	$1,423.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Operating activities
Net income	$1,092.9	$1,202.4	$2,217.7	$2,013.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	383.3	392.2	767.0	778.3
Deferred income taxes	(190.3)	2.8	(158.7)	15.3
Share-based compensation	27.3	27.7	67.8	47.7
Other	238.7	19.2	186.2	262.1
Changes in working capital items	(303.5)	(130.8)	(86.4)	95.7
Cash provided by operations	1,248.4	1,513.5	2,993.6	3,213.0
Investing activities
Capital expenditures	(352.5)	(415.9)	(744.3)	(808.5)
Purchases of restaurant businesses	(11.6)	(32.8)	(37.0)	(55.7)
Sales of restaurant businesses and property	181.3	83.8	354.4	154.3
Other	(20.9)	18.4	(32.7)	14.2
Cash used for investing activities	(203.7)	(346.5)	(459.6)	(695.7)
Financing activities
Net short-term borrowings	146.7	(293.8)	(662.9)	(38.8)
Long-term financing issuances	3,371.4	4,227.3	3,372.1	4,227.8
Long-term financing repayments	(600.4)	(501.4)	(813.9)	(1,046.7)
Treasury stock purchases	(3,380.7)	(1,555.4)	(7,692.4)	(2,161.8)
Common stock dividends	(759.3)	(811.0)	(1,540.1)	(1,627.3)
Proceeds from stock option exercises	82.5	36.6	213.8	135.2
Excess tax benefit on share-based compensation	—	6.0	—	25.4
Other	3.0	(20.7)	7.9	(19.5)
Cash (used for) provided by financing activities	(1,136.8)	1,087.6	(7,115.5)	(505.7)
Effect of exchange rates on cash and cash equivalents	(90.0)	109.1	24.0	(91.0)
Cash and equivalents increase (decrease)	(182.1)	2,363.7	(4,557.5)	1,920.6
Cash and equivalents at beginning of period	3,310.1	1,634.8	7,685.5	2,077.9
Cash and equivalents at end of period	$3,128.0	$3,998.5	$3,128.0	$3,998.5
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2016 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2016	2015
Conventional franchised	21,329	20,903
Developmental licensed	5,674	5,293
Foreign affiliated	3,364	3,516
Total Franchised	30,367	29,712
Company-operated	6,137	6,656
Systemwide restaurants	36,504	36,368
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.2 million shares and 4.4 million shares for the quarters 2016 and 2015, respectively, and 7.4 million shares and 4.8 million shares for the six months 2016 and 2015, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 4.2 million shares and 9.5 million shares for the quarters 2016 and 2015, respectively, and 3.4 million shares and 10.0 million shares for the six months 2016 and 2015, respectively.
In the first quarter 2016, the Company entered into an Accelerated Share Repurchase agreement (“ASR”) to purchase up to $2.7 billion of the Company's common stock and received an initial delivery of 18.5 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In May 2016, the purchase period for this ASR ended, and an additional 3.4 million shares were delivered and retired.
In the second quarter 2016, the Company paid $2.6 billion under a new ASR and received an initial delivery of 16.2 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. The final number of shares delivered upon settlement of the agreement, which was expected to be between July 1, 2016 and August 11, 2016, was set to be determined with reference to the volume weighted-average price per share of the Company's common stock over the term of the agreement, less a negotiated discount. The transaction is accounted for as an equity transaction and is included in Treasury stock when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share. The purchase period for this ASR ended in July 2016. Refer to the Subsequent Events footnote for more information.

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
At June 30, 2016, the fair value of the Company’s debt obligations was estimated at $28.6 billion, compared to a carrying amount of $26.0 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Total derivatives designated as hedging instruments	$21.3	$60.9	$(10.5)	$(38.9)
Total derivatives not designated as hedging instruments	136.4	144.4	(8.1)	(5.5)
Total derivatives	$157.7	$205.3	$(18.6)	$(44.4)
The following table presents the pretax amounts affecting income and other comprehensive income (“OCI”) for the six months ended June 30, 2016 and 2015, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2016	2015	2016	2015	2016	2015
Cash Flow Hedges	$(11.5)	$19.3	$18.3	$23.4	—	$20.3
Net Investment Hedges	$19.8	$491.2	$(18.3)	$(0.2)
Undesignated derivatives					$3.1	$0.5

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At June 30, 2016, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the six months ended June 30, 2016, the Company recognized an $8.4 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 14 months for certain exposures and are denominated in various currencies. As of June 30, 2016, the Company had derivatives outstanding with an equivalent notional amount of $440.7 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at June 30, 2016, the $0.9 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2016, $7.1 billion of the Company's third party foreign currency denominated debt, $3.2 billion of intercompany foreign currency denominated debt and $627.5 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2016 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2016, the Company was required to post an immaterial amount of collateral due to certain derivatives having negative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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
The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2016	2015	2016	2015
Revenues
U.S.	$2,122.8	$2,174.2	$4,142.7	$4,152.3
International Lead Markets	1,842.8	1,936.9	3,571.3	3,727.7
High Growth Markets	1,550.6	1,612.9	2,992.8	3,069.2
Foundational Markets & Corporate	748.8	773.7	1,462.1	1,507.4
Total revenues	$6,265.0	$6,497.7	$12,168.9	$12,456.6
Operating Income
U.S.	$1,018.9	$925.8	$1,859.1	$1,657.6
International Lead Markets	718.9	688.6	1,373.1	1,272.1
High Growth Markets	273.7	218.9	494.6	342.0
Foundational Markets & Corporate	(153.6)	16.0	(88.6)	(36.9)
Total operating income	$1,857.9	$1,849.3	$3,638.2	$3,234.8

Recently Issued Accounting Standards
Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective beginning January 1, 2017 with early adoption permitted.
The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires reflection of any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes of $17.6 million and $43.8 million for the three and six months ended June 30, 2016, respectively, and a benefit to previously reported quarterly earnings per common share - basic and diluted for March 31, 2016 of $0.03 and $0.02, respectively. Excess tax benefits of $26.1 million previously reported in financing activities in the consolidated statement of cash flows for the three months ended March 31, 2016 have been reclassified to operating activities in the consolidated statement of cash flows for the six months ended June 30, 2016.
Additional amendments to ASU 2016-09 related to income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.
The presentation requirements for cash flows related to excess tax benefits will be applied prospectively; as such, prior years have not been restated. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company anticipates ASU 2016-02 to have a material impact on the consolidated balance sheet. The impact on the Company’s consolidated statement of income is currently being evaluated. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash position.

Revenue Recognition
In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former ASC 605, “Revenue Recognition.” In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of ASC 606.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In the second quarter 2016, the Company entered into a new ASR to purchase up to $2.6 billion of the Company's common stock and received an initial delivery of 16.2 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In July 2016, the purchase period for this ASR ended, and an additional 5.1 million shares were delivered and retired. There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,504 restaurants in 120 countries at June 30, 2016, 30,367 were licensed to franchisees (comprised of 21,329 franchised to conventional franchisees, 5,674 licensed to developmental licensees and 3,364 licensed to foreign affiliates (“affiliates”) – primarily in Japan) and 6,137 were operated by the Company.
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
For the six months ended June 30, 2016, the U.S., the International Lead segment and the High Growth segment accounted for 34%, 29% and 25% of total revenues, respectively.
Strategic Direction
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the “System”) has been key to McDonald's long-term success. By leveraging the System, McDonald’s is able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, the Company’s business model enables the System to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities it serves.
McDonald’s aspires to be viewed by its customers as a modern and progressive burger company delivering a contemporary customer experience. In 2015, the Company and its Board of Directors took steps to reset the business and restore growth, putting the customer back at the center of everything the Company is doing. The priorities of the turnaround plan are threefold: drive operating growth, build brand excitement and enhance financial value. The turnaround plan is grounded on running great restaurants by providing customers with what matters most to them - hot and fresh food, fast and friendly service, and a contemporary restaurant experience at the value and convenience of McDonald’s. The Company is also building on its competitive advantages of scale, geographic diversification and System alignment that have been created over time. While execution against the turnaround plan continues to be the near-term priority, the Company is also working to identify and pursue opportunities for longer-term growth in the areas of menu and service innovation.
Midway through 2016, management is encouraged by the steps taken to turn around the business - including the decision to expand the All-Day Breakfast menu in the U.S. this fall, initiatives around food quality and sustainability, and efforts to create a more modern customer experience as part of the Experience of the Future. The Company is also making progress towards achieving the financial targets outlined in 2015, including refranchising restaurants, building stronger G&A discipline, and returning cash to shareholders.

Financial Performance
The Company's current initiatives and ongoing investments continue to yield positive results not just from improving efficiencies and reducing costs, but most importantly from top-line growth, despite a challenging environment in several key markets. For the second quarter and six months, global comparable sales increased 3.1% and 4.6%, respectively, driven by stronger operating performance across all segments, with second quarter marking the Company’s fourth consecutive quarter of positive comparable sales growth across all segments.
U.S. comparable sales increased 1.8% for the quarter and 3.5% for the six months, with continued contributions from All Day Breakfast and McPick 2 despite softening industry growth during the quarter. The U.S. is focused on adding more breakfast sandwich favorites - Biscuits, McMuffins and McGriddles - to the All Day Breakfast menu this fall. This platform extension will be complemented by initiatives around core menu enhancements and restaurant operations designed to deliver an outstanding customer experience.
Comparable sales in the International Lead segment grew 2.6% for the quarter and 3.8% for the six months, led by positive performance in the U.K., Canada and Australia, and slightly positive results in Germany, as strong execution of core menu, compelling value and convenience strategies continued to resonate with consumers.
In the High Growth segment, comparable sales increased 1.6% for the quarter and 2.6% for the six months, led by positive comparable sales performance in China and Russia, along with solid performance across various other markets.
Results for the quarter and six months benefited from stronger operating performance and higher gains on sales of restaurant businesses. Both periods were impacted by approximately $230 million, or $0.20 per share, of strategic charges, consisting primarily of non-cash impairment charges incurred in second quarter 2016 related to the Company’s ongoing refranchising and G&A initiatives, as well as the decision to relocate the Company’s headquarters. Results also benefited from comparison to the prior year’s charges of $45 million in the second quarter 2015 and $240 million for the six months 2015.
The Company’s substantial cash flow, strong investment grade credit rating and continued access to credit provides McDonald’s flexibility to fund capital expenditures as well as return cash to shareholders. In May, the Company completed a $2.7 billion Accelerated Share Repurchase agreement (“ASR”) and also entered into a new $2.6 billion ASR, in connection with the Company’s previously-announced plans to optimize its capital structure. During the same period, the Company issued an aggregate principal amount of €3.0 billion Euro-denominated medium-term notes.
Second Quarter and Six Months 2016 Highlights:

•	Global comparable sales increased 3.1% for the quarter and 4.6% for the six months, reflecting positive comparable sales in all segments

•	Due to the impact of refranchising, consolidated revenues decreased 4% (1% in constant currencies) for the quarter and decreased 2% (increased 1% in constant currencies) for the six months

•
Consolidated operating income was relatively flat (increased 3% in constant currencies) for the quarter and increased 12% (16% in constant currencies) for the six months, which included approximately $230 million of previously-announced strategic charges

•
Diluted earnings per share of $1.25 for the quarter decreased 1% (increased 1% in constant currencies) and $2.51 for the six months increased 20% (23% in constant currencies), which included strategic charges totaling $0.20 per share. Excluding the impact of these strategic charges and prior year restructuring charges of $0.04 per share, diluted earnings per share increased 13% in constant currencies for the quarter, with no significant impact for the six months

•
Returned $4.1 billion to shareholders through share repurchases and dividends for the quarter. This brings the cumulative return to shareholders to $24.4 billion against our targeted return of about $30 billion for the three-year period ending 2016

Outlook
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

•
The Company expects full-year 2016 selling, general and administrative expense to decrease about 1-2% in constant currencies, excluding changes in incentive-based compensation based on business performance and the impact from changes in timing of certain refranchising transactions. The current outlook includes expenses associated with our sponsorship of the Summer Olympic games in third quarter 2016.  Some volatility may be experienced between quarters.

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

•
The Company continues to optimize its capital structure and expects to return about $30 billion to shareholders for the three-year period ending 2016. The cumulative return through the June 30, 2016 was approximately $24 billion, leaving about $6 billion to be completed by the end of 2016.

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

•	In connection with executing against our refranchising and G&A targets, we may incur additional strategic charges associated with asset dispositions and restructuring.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2016		June 30, 2016
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,916.6	(8)%	$7,670.1	(6)%
Revenues from franchised restaurants	2,348.4	5	4,498.8	5
Total revenues	6,265.0	(4)	12,168.9	(2)
Operating costs and expenses
Company-operated restaurant expenses	3,248.1	(10)	6,423.4	(8)
Franchised restaurants—occupancy expenses	430.9	5	846.0	4
Selling, general & administrative expenses	596.1	1	1,174.1	0
Other operating (income) expense, net	132.0	n/m	87.2	(69)
Total operating costs and expenses	4,407.1	(5)	8,530.7	(7)
Operating income	1,857.9	0	3,638.2	12
Interest expense	223.9	50	442.2	49
Nonoperating (income) expense, net	(16.2)	(33)	(30.6)	(9)
Income before provision for income taxes	1,650.2	(4)	3,226.6	9
Provision for income taxes	557.3	9	1,008.9	6
Net income	$1,092.9	(9)%	$2,217.7	10%
Earnings per common share-basic	$1.27	1%	$2.53	20%
Earnings per common share-diluted	$1.25	(1)%	$2.51	20%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2016	2015	2016
Revenues	$6,265.0	$6,497.7	$(193.9)
Company-operated margins	668.5	664.8	(27.1)
Franchised margins	1,917.5	1,825.6	(20.4)
Selling, general & administrative expenses	596.1	592.4	6.3
Operating income	1,857.9	1,849.3	(42.2)
Net income	1,092.9	1,202.4	(16.6)
Earnings per share-diluted	$1.25	$1.26	$(0.02)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2016	2015	2016
Revenues	$12,168.9	$12,456.6	$(438.6)
Company-operated margins	1,246.7	1,224.6	(52.4)
Franchised margins	3,652.8	3,466.8	(72.7)
Selling, general & administrative expenses	1,174.1	1,175.2	17.4
Operating income	3,638.2	3,234.8	(110.0)
Net income	2,217.7	2,013.9	(54.8)
Earnings per share-diluted	$2.51	$2.09	$(0.06)
The impact of foreign currency translation on consolidated operating results for the quarter and six months reflected the strengthening of the U.S. Dollar against the British Pound and most other currencies, partly offset by the stronger Euro in the quarter.

Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 9% (8% in constant currencies) to $1,092.9 million, and diluted earnings per share decreased 1% (up 1% in constant currencies) to $1.25. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
For the six months, net income increased 10% (13% in constant currencies) to $2,217.7 million, and diluted earnings per share increased 20% (23% in constant currencies) to $2.51. Foreign currency translation had a negative impact of $0.06 on diluted earnings per share.
Results for the quarter and six months benefited from stronger operating performance and higher gains on sales of restaurant businesses. Both periods were impacted by approximately $230 million of strategic charges, consisting primarily of non-cash impairment charges incurred in the quarter related to the Company’s ongoing refranchising and G&A initiatives, as well as the decision to relocate the Company's headquarters.
Results also benefited from comparison to the prior year's charges of $45 million in the second quarter 2015 and $240 million for the six months 2015. Excluding the impact of the current and prior year charges, diluted earnings per share increased 13% in constant currencies for the quarter, with no significant impact for the six months. This supplemental information is provided to help investors understand the impact of the current and prior year charges on the Company’s results.

Diluted earnings per share benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 25.7 million shares of stock for $3.4 billion, bringing total purchases for the six months to 57.0 million shares or $7.1 billion. In addition, the Company paid a quarterly dividend of $0.89 per share, or $759.3 million, bringing the total dividends paid for the six months to $1.5 billion.

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

REVENUES
Dollars in millions
Quarters Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$975.3	$1,074.2	(9)%	(9)%
International Lead Markets	1,100.3	1,231.8	(11)	(8)
High Growth Markets	1,357.2	1,431.5	(5)	3
Foundational Markets & Corporate	483.8	523.6	(8)	(3)
Total	$3,916.6	$4,261.1	(8)%	(4)%
Franchised revenues
U.S.	$1,147.5	$1,100.0	4%	4%
International Lead Markets	742.5	705.1	5	7
High Growth Markets	193.4	181.4	7	7
Foundational Markets & Corporate	265.0	250.1	6	9
Total	$2,348.4	$2,236.6	5%	6%
Total revenues
U.S.	$2,122.8	$2,174.2	(2)%	(2)%
International Lead Markets	1,842.8	1,936.9	(5)	(2)
High Growth Markets	1,550.6	1,612.9	(4)	3
Foundational Markets & Corporate	748.8	773.7	(3)	1
Total	$6,265.0	$6,497.7	(4)%	(1)%

Six Months Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,941.7	$2,064.4	(6)%	(6)%
International Lead Markets	2,151.9	2,372.9	(9)	(5)
High Growth Markets	2,622.0	2,719.6	(4)	4
Foundational Markets & Corporate	954.5	1,018.3	(6)	(1)
Total	$7,670.1	$8,175.2	(6)%	(2)%
Franchised revenues
U.S.	$2,201.0	$2,087.9	5%	5%
International Lead Markets	1,419.4	1,354.8	5	8
High Growth Markets	370.8	349.6	6	8
Foundational Markets & Corporate	507.6	489.1	4	10
Total	$4,498.8	$4,281.4	5%	7%
Total revenues
U.S.	$4,142.7	$4,152.3	0%	0%
International Lead Markets	3,571.3	3,727.7	(4)	0
High Growth Markets	2,992.8	3,069.2	(2)	4
Foundational Markets & Corporate	1,462.1	1,507.4	(3)	3
Total	$12,168.9	$12,456.6	(2)%	1%

•	Revenues: Revenues decreased 4% (1% in constant currencies) for the quarter and decreased 2% (increased 1% in constant currencies) for the six months.

•	U.S.: Revenues decreased for the quarter and were flat for the six months, due to the impact of refranchising, offset by positive comparable sales.

•
International Lead Markets: Revenues decreased for both periods due to negative foreign currency translation. In constant currencies, revenues decreased for the quarter and were flat for the six months, due to the impact of refranchising, offset by positive comparable sales, primarily in the U.K., Canada and Australia.

•
High Growth Markets: Revenues decreased for both periods due to negative foreign currency translation. In constant currencies, revenues increased for both periods due to positive comparable sales, primarily in China, Russia and several other markets, and continued expansion in Russia.

Comparable Sales and Guest Counts

The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2016 and 2015:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,*		June 30,*
	2016	2015	2016	2015
U.S.	1.8%	(2.0)%	3.5%	(2.3)%
International Lead Markets	2.6	3.8	3.8	2.4
High Growth Markets	1.6	(1.4)	2.6	(2.3)
Foundational Markets & Corporate	7.7	(3.4)	9.3	(4.3)
Total	3.1%	(0.7)%	4.6%	(1.5)%

*
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 0.3% and decreased 4.4% for the six months ended 2016 and 2015, respectively.

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2016:

SYSTEMWIDE SALES
	Quarter Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	2%	2%	3%	3%
International Lead Markets	2	4	1	5
High Growth Markets	0	5	1	6
Foundational Markets & Corporate	5	9	4	11
Total	2%	4%	3%	6%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,255.4	$8,002.4	3%	3%
International Lead Markets	4,321.5	4,107.8	5	7
High Growth Markets	1,205.8	1,130.5	7	8
Foundational Markets & Corporate	3,615.7	3,374.5	7	11
Total*	$17,398.4	$16,615.2	5%	6%

Six Months Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$15,965.4	$15,249.8	5%	5%
International Lead Markets	8,226.7	7,868.1	5	8
High Growth Markets	2,330.6	2,191.3	6	9
Foundational Markets & Corporate	6,991.8	6,654.6	5	12
Total*	$33,514.5	$31,963.8	5%	8%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,222.6 million and $2,989.4 million for the quarters 2016 and 2015, respectively, and $6,284.4 million and $5,932.7 million for the six months 2016 and 2015, respectively. Results primarily reflected improved performance and the stronger Yen in Japan, partly offset by weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2016	2015	2016	2015
Franchised
U.S.	83.0%	82.9%	$953.0	$911.6	5%	5%
International Lead Markets	80.1	80.0	595.0	564.4	5	7
High Growth Markets	69.8	71.1	135.0	129.0	5	5
Foundational Markets & Corporate	88.6	88.2	234.5	220.6	6	10
Total	81.7%	81.6%	$1,917.5	$1,825.6	5%	6%
Company-operated
U.S.	16.8%	16.5%	$163.7	$177.2	(8)%	(8)%
International Lead Markets	20.7	19.9	227.7	245.7	(7)	(4)
High Growth Markets	15.4	12.6	208.8	179.7	16	26
Foundational Markets & Corporate	14.1	11.9	68.3	62.2	10	14
Total	17.1%	15.6%	$668.5	$664.8	1%	5%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2016	2015	2016	2015
Franchised
U.S.	82.6%	82.1%	$1,818.3	$1,715.1	6%	6%
International Lead Markets	79.6	79.4	1,130.4	1,076.3	5	9
High Growth Markets	69.0	70.2	255.9	245.5	4	6
Foundational Markets & Corporate	88.3	87.9	448.2	429.9	4	11
Total	81.2%	81.0%	$3,652.8	$3,466.8	5%	7%
Company-operated
U.S.	15.5%	15.9%	$300.5	$328.3	(8)%	(8)%
International Lead Markets	20.2	19.5	435.3	463.1	(6)	(2)
High Growth Markets	14.4	11.7	378.2	319.1	19	27
Foundational Markets & Corporate	13.9	11.2	132.7	114.1	16	22
Total	16.3%	15.0%	$1,246.7	$1,224.6	2%	6%

•
Franchised: Franchised margin dollars increased $91.9 million or 5% (6% in constant currencies) for the quarter and increased $186.0 million or 5% (7% in constant currencies) for the six months. Both periods benefited from expansion and refranchising, as well as positive comparable sales performance.

•	U.S.: The increase in the franchised margin percent for the quarter and six months was due to positive comparable sales performance.

•
International Lead Markets: The increase in the franchised margin percent for the quarter and six months reflected the benefit from positive comparable sales performance partly offset by refranchising.

•	High Growth Markets: The decrease in the franchised margin percent for the quarter and six months was primarily due to refranchising and higher occupancy costs.
In general, refranchising may have a dilutive effect on the franchised margin percent, but results in higher franchised margin dollars.

•
Company-operated: Company-operated margin dollars increased $3.7 million or 1% (5% in constant currencies) for the quarter and increased $22.1 million or 2% (6% in constant currencies) for the six months, partly due to improved performance in China.

•
U.S.: The Company-operated margin percent increased for the quarter and decreased for the six months. Both periods reflected positive comparable sales and lower commodity costs. The incremental investment in wages and benefits for eligible Company-operated restaurant employees significantly impacted results for both periods.

•	International Lead Markets: The Company-operated margin percent increased for the quarter and six months primarily due to positive comparable sales, partly offset by higher labor and occupancy costs.

•
High Growth Markets: The Company-operated margin percent increased for the quarter and six months due to improved performance in China and positive comparable sales performance in Russia. Higher labor and occupancy costs across the segment pressured margins for both periods.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Food & paper	31.8%	33.9%	32.2%	33.9%
Payroll & employee benefits	27.1	26.3	27.4	26.6
Occupancy & other operating expenses	24.0	24.2	24.1	24.5
Total expenses	82.9%	84.4%	83.7%	85.0%
Company-operated margins	17.1%	15.6%	16.3%	15.0%
Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $3.7 million or 1% for the quarter and decreased $1.1 million or were flat for the six months benefiting from negative foreign currency translation. In constant currencies, selling, general and administrative expenses increased 2% and 1% for the quarter and six months, respectively. These results were due to higher incentive-based compensation costs reflecting improved performance and costs associated with the 2016 Worldwide Owner/Operator Convention incurred during the quarter, partly offset by lower employee-related costs resulting from the Company's recent restructuring initiatives.

•
For the six months, selling, general and administrative expenses as a percent of revenues increased to 9.6% for 2016 compared with 9.4% for 2015, and as a percent of Systemwide sales remained flat at 2.9% for both 2016 and 2015.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gains on sales of restaurant businesses	$(89.9)	$(39.3)	$(149.5)	$(63.9)
Equity in earnings of unconsolidated affiliates	(2.2)	24.3	1.5	87.7
Asset dispositions and other (income) expense, net	(4.3)	11.8	5.6	102.8
Impairment and other charges, net	228.4	51.9	229.6	154.8
Total	$132.0	$48.7	$87.2	$281.4

•	Gains on sales of restaurant businesses increased for the quarter and six months, primarily due to a higher number of restaurant sales in the U.S. and, to a lesser extent, in Canada.

•
Equity in earnings of unconsolidated affiliates improved for the quarter and six months due to continued sales recovery in Japan. In addition, the six months benefited from comparison against first quarter 2015 strategic charges in Japan.

•
Asset dispositions and other expense decreased for the quarter and six months. The six months benefited from comparison to the first quarter 2015 asset write-offs resulting from the decision to close under-performing restaurants, mostly in the U.S. and China.

•
Impairment and other charges, net increased for the quarter and six months due to strategic charges related to the Company’s ongoing refranchising and G&A initiatives, as well as the decision to relocate the Company's headquarters. This was partly offset by the impact of the prior year's strategic charges relating to asset write-offs as part of the Company's refranchising initiative in certain Foundational markets, and global restructuring charges.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,018.9	$925.8	10%	10%
International Lead Markets	718.9	688.6	4	7
High Growth Markets	273.7	218.9	25	32
Foundational Markets & Corporate	(153.6)	16.0	n/m	n/m
Total	$1,857.9	$1,849.3	0%	3%

Six Months Ended June 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,859.1	$1,657.6	12%	12%
International Lead Markets	1,373.1	1,272.1	8	12
High Growth Markets	494.6	342.0	45	52
Foundational Markets & Corporate	(88.6)	(36.9)	n/m	(46)
Total	$3,638.2	$3,234.8	12%	16%
n/m Not meaningful

•
Operating Income: Operating income increased $8.6 million or was relatively flat (increased 3% in constant currencies) for the quarter and increased $403.4 million or 12% (16% in constant currencies) for the six months. Results were impacted by approximately $230 million of strategic charges incurred in the quarter, offset by a benefit from comparison to the prior year's charges of $45 million for the second quarter 2015 and $240 million for the six months 2015.

•
U.S.: The increase in operating income for the quarter and six months was primarily due to higher sales-driven franchised margin dollars and higher gains from restaurant refranchising. In addition, the six months included the benefit from comparison to the first quarter 2015 restructuring and restaurant closing charges.

•
International Lead Markets: The constant currency operating income increase for the quarter and six months was primarily due to higher franchised margin dollars benefiting from positive comparable sales performance. In addition, the six months benefited from higher other operating income.

•
High Growth Markets: The constant currency operating income increase for the quarter and six months primarily reflected improved results in China. In addition, the six months benefited from comparison to first quarter 2015 restaurant closing charges in China.

•
Foundational Markets and Corporate: The constant currency operating income decrease for the quarter and six months primarily reflected the impact of strategic charges incurred in the quarter, consisting primarily of non-cash impairment charges related to the Company’s ongoing refranchising and G&A initiatives, as well as the decision to relocate the Company's headquarters. In addition, selling, general and administrative expenses were higher, largely due to the centralization of certain costs. For both periods, results benefited from comparison to the prior year's strategic charges and improved performance in Japan.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 29.9% and 26.0% for the six months ended 2016 and 2015, respectively.
Interest Expense

•
Interest expense increased 50% (51% in constant currencies) for the quarter and increased 49% (50% in constant currencies) for the six months primarily due to higher average debt balances in connection with the Company's previously-announced plans to optimize its capital structure.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income	$(3.0)	$(1.7)	$(6.8)	$(4.0)
Foreign currency and hedging activity	(15.6)	(19.0)	(27.7)	(34.9)
Other (income) expense, net	2.4	8.4	3.9	10.7
Total	$(16.2)	$(12.3)	$(30.6)	$(28.2)
Income Taxes

•
The effective income tax rate was 33.8% and 29.8% for the quarters ended 2016 and 2015, respectively, and 31.3% and 32.1% for the six months ended 2016 and 2015, respectively. The 2016 effective income tax rate for the quarter and the six months included an increase in tax reserves resulting from audit progression, partially offset by a lower tax cost associated with the Company's ongoing foreign cash repatriation. The effective income tax rate for both periods benefited from the early adoption of new accounting guidance related to share-based compensation.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.0 billion and exceeded capital expenditures by $2.3 billion for the six months 2016. Cash provided by operations decreased $219 million compared with the six months 2015, primarily due to changes in working capital, partly offset by improved operating results.
Cash used for investing activities totaled $460 million for the six months 2016, a decrease of $236 million compared with the six months 2015, primarily due to higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $7.1 billion for the six months 2016, an increase of $6.6 billion compared with the six months 2015, primarily due to higher treasury stock purchases and a decrease in net borrowings.
Debt obligations at June 30, 2016 totaled $26.0 billion compared with $24.1 billion at December 31, 2015. The increase was primarily due to long-term debt issuances of $3.4 billion, party offset by net debt repayments of $1.5 billion.
Recently Issued Accounting Standards
Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective beginning January 1, 2017 with early adoption permitted.
The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires reflection of any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes of $17.6 million and $43.8 million for the three and six months ended June 30, 2016, respectively, and a benefit to previously reported quarterly earnings per common share - basic and diluted for March 31, 2016 of $0.03 and $0.02, respectively. Excess tax benefits of $26.1 million previously reported in financing activities in the consolidated statement of cash flows for the three months ended March 31, 2016 have been reclassified to operating activities in the consolidated statement of cash flows for the six months ended June 30, 2016.
Additional amendments to ASU 2016-09 related to income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.
The presentation requirements for cash flows related to excess tax benefits will be applied prospectively; as such, prior years have not been restated. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities.

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company anticipates ASU 2016-02 to have a material impact on the consolidated balance sheet. The impact on the Company’s consolidated statement of income is currently being evaluated. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash position.
Revenue Recognition
In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers,” which amends the guidance in former ASC 605, “Revenue Recognition.” In July 2015, the FASB made a decision to defer by one year the effective date of its new standard to January 1, 2018, although early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of ASC 606.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under “Outlook”, are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
If we do not successfully design and execute our business strategies, we may not be able to increase operating income or market share.
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
Our turnaround plan includes an accelerated pace of refranchising, cost savings and global restructuring. In addition, we have increased our leverage. As we continue to implement our plans, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our ability to identify qualified and capable franchisees and licensees. Our cost savings initiatives also depend upon our ability to achieve efficiencies through the consolidation of global, back-office functions. Therefore, if our turnaround-related initiatives are not successful, take longer to complete than initially projected, or are not executed well, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the “informal eating out” (IEO) segment, which is highly competitive. We are facing slowing restaurant industry trends in several key markets, as well as sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops. We expect our environment to continue to be highly competitive and in any particular reporting period our results may be impacted by new actions of our competitors, which may have a short- or long-term impact on our results.
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
Our results depend on the impact of our pricing, promotional and marketing plans and our System’s ability to efficiently adjust these plans to respond quickly and effectively to evolving customer preferences, as well as economic and competitive conditions. Our existing or future pricing strategies and the value proposition they represent will continue to be important components of our overall plan, may not be successful and could negatively impact sales and margins. The promotion of our menu offerings, including through expanded digital engagement with our customers, may yield results below desired levels.
Additionally, we operate in an increasingly complex and costly advertising environment. Our marketing and advertising programs may not be successful and we may fail to attract and retain customers. We have expanded engagement with our customers through digital media and loyalty initiatives. Our success depends in part on whether our allocation of our advertising and marketing resources across different channels allows us to effectively reach our customers. If our advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
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
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which will require System-wide coordination and alignment. If we are not effective in addressing social responsibility matters, trust in our brand may suffer. Also, if we are unable to articulate and achieve relevant sustainability goals, consumers may lose confidence in our brand. In particular, business incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products, including as our menu evolves. However, food safety events, including instances of food-borne illness, have occurred in the food industry in the past, and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, in a timely manner or at all, will depend on various factors, including our ability to timely and effectively identify franchisees and/or licensees that meet our rigorous standards and/or to complete transactions on favorable terms and to manage associated risks, and will also depend on the performance of our franchisees, and whether the resulting ownership mix supports our financial objectives.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or import-export controls, increased tariffs, government-mandated closure of our, our franchisees' or our suppliers’ operations and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries. Our results of operations and financial condition are also affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.
Additionally, challenges and uncertainties are associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. Such challenges are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An inability to effectively manage the risks associated with our international operations could have a material adverse effect on our business and financial condition.
The U.K.'s decision to leave the European Union could adversely affect our business.
As a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries that could cause uncertainty in European or worldwide economic conditions. In the short term, the decision created volatility in certain foreign currency exchange rates, which may continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
Challenges with respect to talent management could harm our business.
Effective succession planning is important to our long-term success. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions (which may be increased as we continue to execute our turnaround plans) could disrupt our business and adversely affect our results.

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
We are increasingly reliant on technological systems (e.g., point-of-sale and other in-store systems or platforms) as well as technologies which facilitate communication and collaboration internally, with affiliated entities, or with independent third parties to conduct our business, including technology-enabled solutions provided to us by third parties; and any failure of these systems could significantly impact our operations and customer perceptions. Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. The third party solutions also present the risks faced by the third party’s business. If those systems or solutions were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations. We may also not fully realize the benefits of the significant investments we are making to enhance the customer experience through digital engagement and social media. Furthermore, security breaches involving our systems, the systems of the parties we communicate or collaborate with, or those of third party providers may occur, such as unauthorized access, denial of service, computer viruses and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in adverse publicity, loss of consumer confidence, reduced sales and profits, and criminal penalties or civil liabilities.
Increasing regulatory complexity may adversely affect restaurant operations and our financial results.
Our regulatory environment worldwide exposes us to complex compliance and similar risks that could affect our operations and results in material ways. In many of our markets we are subject to increasing regulation, which has increased our cost of doing business. We are affected by the cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards imposed by multiple governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings.
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
Additionally, we are working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, energy and water resources. The increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters (e.g., packaging and waste, animal health and welfare, deforestation and land use) and the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
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
New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, consumer and demographic trends, and our restructuring activities. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.
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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirmed that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2015 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting our business, refer to statements appearing under the caption “Risk Factors and Cautionary Statement Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2016	3,997,690	$127.48	3,997,690	$10,811,203,227
May 1-31, 2016	21,709,739	127.99	21,709,739	7,908,313,720
June 1-30, 2016	6,471	120.33	6,471	7,907,535,048
Total	25,713,900	$127.91	25,713,900

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

In February 2016, the Company entered into an Accelerated Share Repurchase agreement (“ASR”) to purchase up to $2.7 billion of the Company's common stock and received an initial delivery of 18.5 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In May 2016, the purchase period for this ASR ended, and an additional 3.4 million shares were delivered and retired. In total, 21.9 million shares were delivered under this ASR at an average purchase price of $123.44 per share.

In May 2016, the Company entered into a new ASR to purchase up to $2.6 billion of the Company's common stock and received an initial delivery of 16.2 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In July 2016, the purchase period for this ASR ended, and an additional 5.1 million shares were delivered and retired. In total, 21.3 million shares were delivered under this ASR at an average purchase price of $122.25 per share.

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

(i) Directors’ Deferred Compensation Plan, amended and restated effective as of May 26, 2016, filed herewith.**

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
McDonald’s Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

(g)
McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

Exhibit Number		Description

	(h)	McDonald’s Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(i)
McDonald’s Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Exhibit 10(k) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(j)
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
McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 30, 2015, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(i) First Amendment to the McDonald's Corporation Severance Plan, effective June 1, 2016, filed herewith.**

(ii) Second Amendment to the McDonald's Corporation Severance Plan, effective June 1, 2016, filed herewith.**

(iii) Third Amendment to the McDonald's Corporation Severance Plan, effective as of July 15, 2016, filed herewith.**

(m)
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

(o)
Assignment Agreement between Douglas Goare and the Company, effective January 1, 2012, incorporated herein by reference from Exhibit 10(x) of Form 10-K (File No. 001-05231), for the year ended December 31, 2013.**

(p)
Assignment Agreement between David Hoffmann and the Company, effective April 13, 2011, incorporated herein by reference from Exhibit 10(y) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014. **

(i)
2015 Extension of the Assignment Agreement between David Hoffmann and the Company, dated as of January 7, 2015, incorporated herein by reference from Exhibit 10(w)(i) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

(q)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(r)
Retirement Agreement between Timothy Fenton and the Company, dated July 9, 2014, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2014.**

(s)
Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Exhibit 99 to Form 8-K (File No. 001-05231), filed on March 3, 2015.**

(t)
Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012
Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(aa) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

	(u)	Offer Letter between Christopher Kempczinski and the Company, dated September 23, 2015, filed herewith.**

(12)	Computation of Ratios.

Exhibit Number	Description

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
August 4, 2016	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer