Form 10-Q
period 2016-09-30
MCDONALDS CORP
filed 2016-11-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

830,443,627
(Number of shares of common stock
outstanding as of September 30, 2016)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and equivalents	$2,266.7	$7,685.5
Accounts and notes receivable	1,349.8	1,298.7
Inventories, at cost, not in excess of market	90.5	100.1
Prepaid expenses and other current assets	595.1	558.7
Total current assets	4,302.1	9,643.0
Other assets
Investments in and advances to affiliates	878.0	792.7
Goodwill	2,504.7	2,516.3
Miscellaneous	1,816.4	1,869.1
Total other assets	5,199.1	5,178.1
Property and equipment
Property and equipment, at cost	37,931.1	37,692.4
Accumulated depreciation and amortization	(14,945.4)	(14,574.8)
Net property and equipment	22,985.7	23,117.6
Total assets	$32,486.9	$37,938.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$852.2	$874.7
Dividends payable	772.9	—
Income taxes	561.3	154.8
Other taxes	295.3	309.0
Accrued interest	263.6	233.1
Accrued payroll and other liabilities	1,731.4	1,378.8
Total current liabilities	4,476.7	2,950.4
Long-term debt	26,007.0	24,122.1
Other long-term liabilities	2,248.5	2,074.0
Deferred income taxes	1,378.8	1,704.3
Shareholders’ equity
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,712.8	6,533.4
Retained earnings	45,030.0	44,594.5
Accumulated other comprehensive income	(2,622.6)	(2,879.8)
Common stock in treasury, at cost; 830.2 and 753.8 million shares	(50,760.9)	(41,176.8)
Total shareholders’ equity	(1,624.1)	7,087.9
Total liabilities and shareholders’ equity	$32,486.9	$37,938.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2016	2015	2016	2015
Revenues
Sales by Company-operated restaurants	$3,972.1	$4,282.9	$11,642.2	$12,458.1
Revenues from franchised restaurants	2,452.0	2,332.2	6,950.8	6,613.6
Total revenues	6,424.1	6,615.1	18,593.0	19,071.7
Operating costs and expenses
Company-operated restaurant expenses	3,239.5	3,607.7	9,662.9	10,558.3
Franchised restaurants—occupancy expenses	437.6	416.1	1,283.6	1,230.7
Selling, general & administrative expenses	582.9	584.0	1,757.0	1,759.2
Other operating (income) expense, net	26.8	(23.0)	114.0	258.4
Total operating costs and expenses	4,286.8	4,584.8	12,817.5	13,806.6
Operating income	2,137.3	2,030.3	5,775.5	5,265.1
Interest expense	221.4	160.9	663.6	457.4
Nonoperating (income) expense, net	11.4	(9.0)	(19.2)	(37.2)
Income before provision for income taxes	1,904.5	1,878.4	5,131.1	4,844.9
Provision for income taxes	629.1	569.2	1,638.0	1,521.8
Net income	$1,275.4	$1,309.2	$3,493.1	$3,323.1
Earnings per common share-basic	$1.52	$1.41	$4.04	$3.51
Earnings per common share-diluted	$1.50	$1.40	$4.01	$3.49
Dividends declared per common share	$0.89	$0.85	$2.67	$2.55
Weighted-average shares outstanding-basic	841.4	930.3	864.7	947.9
Weighted-average shares outstanding-diluted	847.7	934.8	871.8	952.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Net income	$1,275.4	$1,309.2	$3,493.1	$3,323.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	50.7	(492.6)	255.0	(1,083.1)
Reclassification of (gain) loss to net income	—	—	18.3	0.2
Foreign currency translation adjustments-net of tax benefit (expense) of $30.4, $0.3, $(66.9) and $(92.6)	50.7	(492.6)	273.3	(1,082.9)
Cash flow hedges:
Gain (loss) recognized in AOCI	(1.3)	1.7	(8.4)	13.7
Reclassification of (gain) loss to net income	1.8	(8.3)	(10.2)	(23.0)
Cash flow hedges-net of tax benefit (expense) of $(0.1), $3.8 and $10.6, $5.3	0.5	(6.6)	(18.6)	(9.3)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(0.1)	—	(0.9)	(1.4)
Reclassification of (gain) loss to net income	1.1	1.7	3.4	5.8
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.1 and $0.1, $0.7	1.0	1.7	2.5	4.4
Total other comprehensive income (loss), net of tax	52.2	(497.5)	257.2	(1,087.8)
Comprehensive income (loss)	$1,327.6	$811.7	$3,750.3	$2,235.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Operating activities
Net income	$1,275.4	$1,309.2	$3,493.1	$3,323.1
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	370.6	387.7	1,137.6	1,166.0
Deferred income taxes	(216.0)	(0.1)	(374.7)	15.2
Share-based compensation	34.3	29.0	102.1	76.7
Other	2.9	27.2	189.1	289.3
Changes in working capital items	783.9	194.4	697.5	290.1
Cash provided by operations	2,251.1	1,947.4	5,244.7	5,160.4
Investing activities
Capital expenditures	(405.3)	(412.7)	(1,149.6)	(1,221.2)
Sales and purchases of restaurant businesses and property sales	103.9	38.2	421.3	136.8
Other	(49.7)	(44.0)	(82.4)	(29.8)
Cash used for investing activities	(351.1)	(418.5)	(810.7)	(1,114.2)
Financing activities
Net short-term borrowings	(80.0)	170.2	(742.9)	131.4
Long-term financing issuances	0.6	1.4	3,372.7	4,229.2
Long-term financing repayments	(5.7)	(6.2)	(819.6)	(1,052.9)
Treasury stock purchases	(1,969.8)	(2,392.3)	(9,662.2)	(4,554.1)
Common stock dividends	(745.1)	(789.1)	(2,285.2)	(2,416.4)
Proceeds from stock option exercises	36.1	35.7	249.9	170.9
Excess tax benefit on share-based compensation	—	4.6	—	30.0
Other	(11.8)	(2.9)	(3.9)	(22.4)
Cash used for financing activities	(2,775.7)	(2,978.6)	(9,891.2)	(3,484.3)
Effect of exchange rates on cash and cash equivalents	14.4	(96.3)	38.4	(187.3)
Cash and equivalents increase (decrease)	(861.3)	(1,546.0)	(5,418.8)	374.6
Cash and equivalents at beginning of period	3,128.0	3,998.5	7,685.5	2,077.9
Cash and equivalents at end of period	$2,266.7	$2,452.5	$2,266.7	$2,452.5
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2016 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2016	2015
Conventional franchised	21,456	21,009
Developmental licensed	5,742	5,348
Foreign affiliated	3,361	3,494
Total Franchised	30,559	29,851
Company-operated	6,056	6,554
Systemwide restaurants	36,615	36,405
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.3 million shares and 4.5 million shares for the quarters 2016 and 2015, respectively, and 7.1 million shares and 4.8 million shares for the nine months 2016 and 2015, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 4.2 million shares and 9.1 million shares for the quarters 2016 and 2015, respectively, and 1.2 million shares and 9.4 million shares for the nine months 2016 and 2015, respectively.
In the second quarter 2016, the Company entered into an Accelerated Share Repurchase agreement (“ASR”) to purchase up to $2.6 billion of the Company's common stock and received an initial delivery of 16.2 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In July 2016, the purchase period for this ASR ended, and an additional 5.1 million shares were received.
In September 2016, McDonald's Board of Directors declared a fourth quarter dividend of $0.94 per share of common stock, resulting in $772.9 million of dividends payable in December 2016.

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
At September 30, 2016, the fair value of the Company’s debt obligations was estimated at $28.8 billion, compared to a carrying amount of $26.0 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Total derivatives designated as hedging instruments	$9.7	$60.9	$(11.3)	$(38.9)
Total derivatives not designated as hedging instruments	131.1	144.4	(16.6)	(5.5)
Total derivatives	$140.8	$205.3	$(27.9)	$(44.4)
The following table presents the pretax amounts affecting income and other comprehensive income (“OCI”) for the nine months ended September 30, 2016 and 2015, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2016	2015	2016	2015	2016	2015
Cash Flow Hedges	$(13.6)	$19.7	$15.6	$34.3	—	$22.9
Net Investment Hedges	$(96.5)	$493.5	$(18.3)	$(0.2)
Undesignated derivatives					$(4.1)	$19.5

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At September 30, 2016, $2.2 billion of the Company's outstanding fixed-rate debt was effectively converted. For the nine months ended September 30, 2016, the Company recognized a $2.2 million gain on fair value interest rate swaps, which was exactly offset by a corresponding loss in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2016, the Company had derivatives outstanding with an equivalent notional amount of $676.5 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at September 30, 2016, the $1.4 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2016, $8.4 billion of the Company's third party foreign currency denominated debt, $3.3 billion of intercompany foreign currency denominated debt and $297.7 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2016 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2016, the Company was required to post an immaterial amount of collateral due to certain derivatives having negative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Segment Information
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. The following reporting segments reflect how management reviews and evaluates operating performance.

•	U.S. - the Company's largest segment.

•	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets.

•
High Growth Markets - markets the Company believes have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets.

•
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which the Company believes have the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2016	2015	2016	2015
Revenues
U.S.	$2,072.5	$2,189.3	$6,215.2	$6,341.6
International Lead Markets	1,881.2	1,971.6	5,452.5	5,699.3
High Growth Markets	1,651.3	1,645.2	4,644.1	4,714.4
Foundational Markets & Corporate	819.1	809.0	2,281.2	2,316.4
Total revenues	$6,424.1	$6,615.1	$18,593.0	$19,071.7
Operating Income
U.S.	$977.5	$902.1	$2,836.6	$2,559.7
International Lead Markets	754.1	739.5	2,127.2	2,011.6
High Growth Markets	320.1	297.3	814.7	639.3
Foundational Markets & Corporate	85.6	91.4	(3.0)	54.5
Total operating income	$2,137.3	$2,030.3	$5,775.5	$5,265.1

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
The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which required reflection of any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes for all periods reported in fiscal year 2016.
Additional amendments to ASU 2016-09 related to income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.
The presentation requirements for cash flows related to excess tax benefits were applied prospectively; as such, prior years have not been restated. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities.
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
The Company franchises and operates McDonald’s restaurants. Of the 36,615 restaurants in 120 countries at September 30, 2016, 30,559 were licensed to franchisees (comprised of 21,456 franchised to conventional franchisees, 5,742 licensed to developmental licensees and 3,361 licensed to foreign affiliates (“affiliates”) – primarily in Japan) and 6,056 were operated by the Company.
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
The business is structured with segments that combine markets with similar characteristics and opportunities for growth. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the nine months ended September 30, 2016, the U.S., the International Lead Markets and the High Growth Markets accounted for 33%, 29% and 25% of total revenues, respectively.
Strategic Direction
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the “System”) has been key to McDonald's long-term success. By leveraging the System, McDonald’s is able to identify, implement and scale ideas that meet customers' changing needs and preferences. In addition, the Company’s business model enables the System to build on its competitive advantages of geographic diversification and System alignment that have been created over time to consistently deliver locally-relevant restaurant experiences to customers and be an integral part of the communities it serves.
McDonald’s aspires to be viewed by its customers as a modern and progressive burger company delivering a contemporary customer experience and continues to execute on the three priorities of the turnaround plan - driving operating growth, building brand excitement and enhancing financial value. The turnaround plan is grounded on running great restaurants and providing customers with what matters most to them - hot and fresh food, fast and friendly service, and a contemporary restaurant experience at the value and convenience of McDonald’s.
Management is encouraged by the progress the Company has made to execute the turnaround plan, as evidenced by stronger business results and improved customer perceptions of McDonald's over the past eighteen months. The Company is now beginning to transition from revitalization to strengthening its business to drive long-term sustainable growth. As the Company pursues its refranchising and restructuring targets, it will unlock financial value and direct its resources towards innovations and investments that will strengthen the Company's ability to deliver a better McDonald's experience over time. The Company is putting the customer at the center of everything it does and remains focused on serving more customers and growing global comparable sales while being mindful of the near-term challenges in several markets.

Financial Performance
The Company continues to make meaningful progress towards improving efficiencies and reducing costs, and most importantly driving top-line growth, despite a challenging environment in several key markets. For the third quarter and nine months, global comparable sales increased 3.5% and 4.2%, respectively, driven by stronger operating performance across all segments, with third quarter marking the Company’s fifth consecutive quarter of positive comparable sales growth across all segments.
Amidst continued industry softness, comparable sales in the U.S. increased 1.3% for the quarter and 2.7% for the nine months, supported by All Day Breakfast, everyday value under the McPick 2 platform and the introduction of Chicken McNuggets with no artificial preservatives. McDonald’s U.S. begins the fourth quarter with an expanded All Day Breakfast menu and continued emphasis on food quality and the customer experience.
Comparable sales for the International Lead Markets increased 3.3% for the quarter and 3.6% for the nine months, reflecting strong sales in the U.K. and positive results in Australia, Canada and Germany, as strong execution of core menu, compelling value and convenience strategies continued to resonate with consumers.
In the High Growth Markets, comparable sales increased 1.5% for the quarter and 2.2% for the nine months, reflecting positive performance in nearly all markets for both periods. The quarter was partially offset by negative comparable sales in China due in part to temporary protests related to events surrounding the South China Sea and comparison against very strong prior year results.
Consolidated operating income for the quarter and nine months benefited from stronger operating performance and higher gains on sales of restaurant businesses, partly offset by pre-tax restructuring and non-cash impairment charges of $128 million in the quarter and $357 million for the nine months related to the Company’s global G&A and refranchising initiatives. The nine months of 2015 included pre-tax strategic charges primarily related to store closing costs, restructuring and other asset write-offs totaling $240 million.
Third Quarter and Nine Months 2016 Highlights:

•	Global comparable sales increased 3.5% for the quarter and 4.2% for the nine months, reflecting positive comparable sales in all segments

•	Due to the impact of refranchising, consolidated revenues decreased 3% (1% in constant currencies) for the quarter and decreased 3% (flat in constant currencies) for the nine months

•
Consolidated operating income increased 5% (7% in constant currencies) for the quarter and increased 10% (12% in constant currencies) for the nine months, which included restructuring and non-cash impairment charges of $128 million in the quarter and $357 million for the nine months related to the Company’s global G&A and refranchising initiatives. The nine months of 2015 included strategic charges primarily related to store closing costs, restructuring and other asset write-offs totaling $240 million

•
Diluted earnings per share of $1.50 for the quarter increased 7% (9% in constant currencies) and $4.01 for the nine months increased 15% (17% in constant currencies), which included strategic charges totaling $0.12 per share for the quarter and $.30 per share for the nine months. Excluding the impact of the current and prior year charges, diluted earnings per share increased 16% (17% in constant currencies) for the quarter and 17% (19% in constant currencies) for the nine months

•
Returned $3.4 billion to shareholders through share repurchases and dividends for the quarter. This brings the cumulative return to shareholders to $27.8 billion against the targeted return of about $30 billion for the three-year period ending 2016. In addition, the Company announced a 6% increase in its dividend beginning in the fourth quarter

Outlook
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

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Lead Markets would change annual diluted earnings per share by about 4 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2016, costs for the total basket of goods are expected to decrease about 4.5-5.0% in the U.S. and remain relatively flat in the International Lead Markets.

•	The Company expects full-year 2016 selling, general and administrative expenses to be relatively flat in constant currencies. Some volatility may be experienced between quarters.

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

•
The Company expects capital expenditures for 2016 to be approximately $2.0 billion, less than half of which are expected to be used to open new restaurants. The Company expects to open about 900 restaurants, including about 400 restaurants in affiliated and developmental-licensee markets where the Company does not fund any capital expenditures. The Company expects net additions of about 400 restaurants. The remaining capital is expected to be used to reinvest in existing locations.

•
The Company continues to optimize its capital structure and expects to return about $30 billion to shareholders for the three-year period ending 2016. The cumulative return through the September 30, 2016 was approximately $28 billion.

Long-term

•
The Company expects to refranchise about 4,000 restaurants through 2018 with a long-term goal to become 95% franchised. The majority of the refranchising is expected to take place in the High Growth and Foundational markets.

•
The Company expects to realize net annual G&A savings of about $500 million from our G&A base of $2.6 billion at the beginning of 2015, the vast majority of which is expected to be realized by the end of 2017. These savings will be realized through our refranchising efforts, streamlining across corporate, segment and market organizations, primarily in non-customer facing functions, and realizing greater efficiencies in the Company's Global Business Services platform. This target excludes the impact of foreign currency changes. We expect to realize a cumulative total of at least $150 million in savings by the end of 2016, with about half of these savings already achieved in 2015.

•	In connection with executing against our refranchising and G&A targets, we may incur additional strategic charges.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2016		September 30, 2016
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,972.1	(7)%	$11,642.2	(7)%
Revenues from franchised restaurants	2,452.0	5	6,950.8	5
Total revenues	6,424.1	(3)	18,593.0	(3)
Operating costs and expenses
Company-operated restaurant expenses	3,239.5	(10)	9,662.9	(8)
Franchised restaurants—occupancy expenses	437.6	5	1,283.6	4
Selling, general & administrative expenses	582.9	0	1,757.0	0
Other operating (income) expense, net	26.8	n/m	114.0	(56)
Total operating costs and expenses	4,286.8	(6)	12,817.5	(7)
Operating income	2,137.3	5	5,775.5	10
Interest expense	221.4	38	663.6	45
Nonoperating (income) expense, net	11.4	n/m	(19.2)	48
Income before provision for income taxes	1,904.5	1	5,131.1	6
Provision for income taxes	629.1	11	1,638.0	8
Net income	$1,275.4	(3)%	$3,493.1	5%
Earnings per common share-basic	$1.52	8%	$4.04	15%
Earnings per common share-diluted	$1.50	7%	$4.01	15%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2016	2015	2016
Revenues	$6,424.1	$6,615.1	$(113.6)
Company-operated margins	732.6	675.2	(18.5)
Franchised margins	2,014.4	1,916.1	(14.3)
Selling, general & administrative expenses	582.9	584.0	4.1
Operating income	2,137.3	2,030.3	(26.8)
Net income	1,275.4	1,309.2	(19.0)
Earnings per share-diluted	$1.50	$1.40	$(0.03)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2016	2015	2016
Revenues	$18,593.0	$19,071.7	$(552.2)
Company-operated margins	1,979.3	1,899.8	(70.9)
Franchised margins	5,667.2	5,382.9	(87.0)
Selling, general & administrative expenses	1,757.0	1,759.2	21.5
Operating income	5,775.5	5,265.1	(136.8)
Net income	3,493.1	3,323.1	(73.8)
Earnings per share-diluted	$4.01	$3.49	$(0.08)
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weaker British Pound. The nine months reflected the strengthening of the U.S. Dollar against the British Pound and most other currencies.

Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 3% (1% in constant currencies) to $1,275.4 million, and diluted earnings per share increased 7% (up 9% in constant currencies) to $1.50. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the nine months, net income increased 5% (7% in constant currencies) to $3,493.1 million, and diluted earnings per share increased 15% (17% in constant currencies) to $4.01. Foreign currency translation had a negative impact of $0.08 on diluted earnings per share.
Results for the quarter and nine months benefited from stronger operating performance and higher gains on sales of restaurant businesses, partly offset by pre-tax restructuring and non-cash impairment charges of $128 million in the quarter and $357 million for the nine months related to the Company’s global G&A and refranchising initiatives. The nine months of 2015 included pre-tax strategic charges primarily related to store closing costs, restructuring and other asset write-offs totaling $240 million.
Excluding the impact of the current and prior year charges, diluted earnings per share increased 16% (17% in constant currencies) for the quarter and 17% (19% in constant currencies) for the nine months. This supplemental information is provided to help investors understand the impact of the current and prior year charges on the Company’s results.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 23.3 million shares of stock for $2.7 billion, bringing total purchases for the nine months to 80.4 million shares or $9.8 billion. In addition, the Company paid a quarterly dividend of $0.89 per share, or $745.1 million, bringing the total dividends paid for the nine months to $2.3 billion.

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

REVENUES
Dollars in millions
Quarters Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$910.3	$1,062.2	(14)%	(14)%
International Lead Markets	1,098.8	1,233.0	(11)	(6)
High Growth Markets	1,441.5	1,450.9	(1)	2
Foundational Markets & Corporate	521.5	536.8	(3)	(2)
Total	$3,972.1	$4,282.9	(7)%	(5)%
Franchised revenues
U.S.	$1,162.2	$1,127.1	3%	3%
International Lead Markets	782.4	738.6	6	8
High Growth Markets	209.8	194.3	8	9
Foundational Markets & Corporate	297.6	272.2	9	10
Total	$2,452.0	$2,332.2	5%	6%
Total revenues
U.S.	$2,072.5	$2,189.3	(5)%	(5)%
International Lead Markets	1,881.2	1,971.6	(5)	(1)
High Growth Markets	1,651.3	1,645.2	0	2
Foundational Markets & Corporate	819.1	809.0	1	2
Total	$6,424.1	$6,615.1	(3)%	(1)%

Nine Months Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,852.0	$3,126.6	(9)%	(9)%
International Lead Markets	3,250.7	3,605.9	(10)	(6)
High Growth Markets	4,063.5	4,170.5	(3)	3
Foundational Markets & Corporate	1,476.0	1,555.1	(5)	(1)
Total	$11,642.2	$12,458.1	(7)%	(3)%
Franchised revenues
U.S.	$3,363.2	$3,215.0	5%	5%
International Lead Markets	2,201.8	2,093.4	5	8
High Growth Markets	580.6	543.9	7	8
Foundational Markets & Corporate	805.2	761.3	6	10
Total	$6,950.8	$6,613.6	5%	7%
Total revenues
U.S.	$6,215.2	$6,341.6	(2)%	(2)%
International Lead Markets	5,452.5	5,699.3	(4)	0
High Growth Markets	4,644.1	4,714.4	(1)	4
Foundational Markets & Corporate	2,281.2	2,316.4	(2)	2
Total	$18,593.0	$19,071.7	(3)%	0%

•	Revenues: Revenues decreased 3% (1% in constant currencies) for the quarter and decreased 3% (flat in constant currencies) for the nine months.

•	U.S.: Revenues decreased for the quarter and nine months due to the impact of refranchising, partly offset by positive comparable sales.

•
International Lead Markets: Revenues decreased for both periods partly due to negative foreign currency translation. In constant currencies, revenues decreased for the quarter and were flat for the nine months due to the impact of refranchising, partly offset by strong sales in the U.K. and positive results in Australia, Canada and Germany.

•
High Growth Markets: Revenues were flat for the quarter and decreased for the nine months partly due to negative foreign currency translation. In constant currencies, revenues increased for both periods due to positive comparable sales in most markets and continued expansion in Russia. For the quarter, revenues were partly offset by negative comparable sales in China due in part to temporary protests related to events surrounding the South China Sea and comparison against very strong prior year results.

Comparable Sales and Guest Counts

The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2016 and 2015:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,*
	2016	2015	2016	2015
U.S.	1.3%	0.9%	2.7%	(1.2)%
International Lead Markets	3.3	4.6	3.6	3.2
High Growth Markets	1.5	8.9	2.2	1.4
Foundational Markets & Corporate	10.1	6.1	9.6	(0.9)
Total	3.5%	4.0%	4.2%	0.4%

*
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) decreased 0.1% and 3.1% for the nine months ended 2016 and 2015, respectively.

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2016:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	1%	1%	3%	3%
International Lead Markets	2	5	2	5
High Growth Markets	3	5	2	6
Foundational Markets & Corporate	13	12	7	11
Total	4%	4%	3%	5%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,391.0	$8,139.9	3%	3%
International Lead Markets	4,534.1	4,290.5	6	8
High Growth Markets	1,305.4	1,216.6	7	9
Foundational Markets & Corporate	4,126.0	3,592.7	15	14
Total*	$18,356.5	$17,239.7	6%	7%

Nine Months Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$24,356.4	$23,389.7	4%	4%
International Lead Markets	12,760.8	12,158.6	5	8
High Growth Markets	3,636.0	3,407.9	7	9
Foundational Markets & Corporate	11,117.8	10,247.3	8	13
Total*	$51,871.0	$49,203.5	5%	7%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,705.6 million and $3,177.4 million for the quarters 2016 and 2015, respectively, and $9,990.0 million and $9,110.1 million for the nine months 2016 and 2015, respectively. Results reflected improved performance in Japan, partly due to the stronger Yen, and improved performance across most markets. These results were partly offset by weaker currencies in Latin America. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2016	2015	2016	2015
Franchised
U.S.	82.7%	83.1%	$961.4	$937.0	3%	3%
International Lead Markets	81.2	80.8	635.4	596.7	6	8
High Growth Markets	71.6	72.3	150.1	140.4	7	8
Foundational Markets & Corporate	89.8	88.8	267.5	242.0	11	11
Total	82.1%	82.2%	$2,014.4	$1,916.1	5%	6%
Company-operated
U.S.	16.9%	12.4%	$153.9	$132.2	16%	16%
International Lead Markets	21.6	20.8	237.9	256.8	(7)	(3)
High Growth Markets	17.0	14.3	245.2	207.5	18	21
Foundational Markets & Corporate	18.4	14.7	95.6	78.7	22	23
Total	18.4%	15.8%	$732.6	$675.2	9%	11%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2016	2015	2016	2015
Franchised
U.S.	82.7%	82.5%	$2,779.7	$2,652.1	5%	5%
International Lead Markets	80.2	79.9	1,765.8	1,673.0	6	9
High Growth Markets	69.9	71.0	406.0	385.9	5	7
Foundational Markets & Corporate	88.9	88.3	715.7	671.9	7	11
Total	81.5%	81.4%	$5,667.2	$5,382.9	5%	7%
Company-operated
U.S.	15.9%	14.7%	$454.4	$460.5	(1)%	(1)%
International Lead Markets	20.7	20.0	673.2	719.9	(6)	(2)
High Growth Markets	15.3	12.6	623.4	526.6	18	25
Foundational Markets & Corporate	15.5	12.4	228.3	192.8	18	22
Total	17.0%	15.2%	$1,979.3	$1,899.8	4%	8%

•
Franchised: Franchised margin dollars increased $98.3 million or 5% (6% in constant currencies) for the quarter and increased $284.3 million or 5% (7% in constant currencies) for the nine months. Both periods benefited from expansion and refranchising, as well as positive comparable sales performance.

•
U.S.: The franchised margin percent declined in the quarter and increased for the nine months. Positive comparable sales contributed to both periods, but for the quarter was more than offset by higher occupancy costs.

•
International Lead Markets: The increase in the franchised margin percent for the quarter and nine months reflected the benefit from positive comparable sales performance, partly offset by refranchising.

•	High Growth Markets: The decrease in the franchised margin percent for the quarter and nine months was primarily due to refranchising and higher occupancy costs.
In general, refranchising may have a dilutive effect on the franchised margin percent, but results in higher franchised margin dollars.

•
Company-operated: Company-operated margin dollars increased $57.4 million or 9% (11% in constant currencies) for the quarter and increased $79.5 million or 4% (8% in constant currencies) for the nine months.

•
U.S.: The Company-operated margin percent increased for the quarter and nine months. Both periods reflected positive comparable sales and lower commodity costs. The incremental investment in wages and benefits for eligible Company-operated restaurant employees impacted results for the nine months.

•	International Lead Markets: The Company-operated margin percent increased for the quarter and nine months primarily due to positive comparable sales, partly offset by higher labor and occupancy costs.

•
High Growth Markets: The Company-operated margin percent increased for the quarter and nine months due to improved restaurant profitability in China, which benefited from recent VAT reform. Higher labor costs across the segment pressured margins for both periods.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Food & paper	31.8%	33.7%	32.1%	33.8%
Payroll & employee benefits	26.1	26.5	27.0	26.5
Occupancy & other operating expenses	23.7	24.0	23.9	24.5
Total expenses	81.6%	84.2%	83.0%	84.8%
Company-operated margins	18.4%	15.8%	17.0%	15.2%
Selling, General & Administrative Expenses

•
Selling, general and administrative expenses were flat for the quarter and nine months benefiting from negative foreign currency translation. In constant currencies, selling, general and administrative expenses increased 1% for the quarter and nine months. These results were due to higher incentive-based compensation costs reflecting improved Company performance, partly offset by lower employee-related costs resulting from the Company's recent restructuring initiatives. The nine months also included costs associated with the 2016 Worldwide Owner/Operator Convention.

•
For the nine months, selling, general and administrative expenses as a percent of revenues increased to 9.4% for 2016 compared with 9.2% for 2015, and as a percent of Systemwide sales decreased to 2.8% for 2016 compared with 2.9% for 2015.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gains on sales of restaurant businesses	$(70.1)	$(20.2)	$(219.6)	$(84.1)
Equity in (earnings) losses of unconsolidated affiliates	(26.7)	8.2	(25.2)	95.9
Asset dispositions and other (income) expense, net	(4.0)	(17.5)	1.6	85.3
Impairment and other charges, net	127.6	6.5	357.2	161.3
Total	$26.8	$(23.0)	$114.0	$258.4

•	Gains on sales of restaurant businesses increased for the quarter and nine months, primarily in the U.S.

•	Equity in earnings of unconsolidated affiliates increased for the quarter and nine months due to improved performance in Japan.

•
Asset dispositions and other expense increased for the quarter and decreased for the nine months. The nine months of 2015 included asset write-offs resulting from the decision to close under-performing restaurants, mostly in the U.S. and China.

•
Impairment and other charges, net increased for the quarter and nine months due to restructuring and non-cash impairment charges related to the Company's global G&A and refranchising initiatives. The nine months of 2015 included strategic charges relating to asset write-offs as part of the Company's refranchising initiative in certain Foundational markets, and global restructuring charges.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$977.5	$902.1	8%	8%
International Lead Markets	754.1	739.5	2	5
High Growth Markets	320.1	297.3	8	10
Foundational Markets & Corporate	85.6	91.4	(6)	(7)
Total	$2,137.3	$2,030.3	5%	7%

Nine Months Ended September 30,	2016	2015	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,836.6	$2,559.7	11%	11%
International Lead Markets	2,127.2	2,011.6	6	9
High Growth Markets	814.7	639.3	27	32
Foundational Markets & Corporate	(3.0)	54.5	n/m	(44)
Total	$5,775.5	$5,265.1	10%	12%
n/m Not meaningful

•
Operating Income: Operating income increased $107.0 million or 5% (7% in constant currencies) for the quarter and increased $510.4 million or 10% (12% in constant currencies) for the nine months. Both periods were impacted by strategic charges of $128 million in the quarter and $357 million for the nine months. The nine months of 2015 included strategic charges primarily related to store closing costs, restructuring and other asset write-offs totaling $240 million.

•
U.S.: The increase in operating income for the quarter and nine months was primarily due to higher sales-driven franchised margin dollars, improved Company-operated restaurant performance and higher gains from restaurant refranchising, partly offset by strategic charges. In addition, the nine months of 2015 included restructuring and restaurant closing charges.

•
International Lead Markets: The constant currency operating income increase for the quarter and nine months was primarily due to sales-driven improvements in franchised margin dollars across most markets.

•	High Growth Markets: The constant currency operating income increase for the quarter and nine months primarily reflected improved restaurant profitability in China.

•
Foundational Markets and Corporate: The constant currency operating income decrease for the quarter and nine months primarily reflected the impact of restructuring and non-cash impairment charges related to the Company's global G&A and refranchising initiatives. In addition, for the nine months, Corporate selling, general and administrative expenses were higher largely due to the centralization of certain costs. For both periods, results benefited from Japan's strong performance.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 31.1% and 27.6% for the nine months ended 2016 and 2015, respectively.
Interest Expense

•
Interest expense increased 38% for the quarter and 45% for the nine months primarily due to higher average debt balances in connection with the Company's previously-announced plans to optimize its capital structure, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income	$0.8	$(3.2)	$(6.0)	$(7.2)
Foreign currency and hedging activity	4.5	(10.7)	(23.2)	(45.6)
Other (income) expense, net	6.1	4.9	10.0	15.6
Total	$11.4	$(9.0)	$(19.2)	$(37.2)
Income Taxes

•
The effective income tax rate was 33.0% and 30.3% for the quarters ended 2016 and 2015, respectively, and 31.9% and 31.4% for the nine months ended 2016 and 2015, respectively. The higher effective tax rate for the quarter was primarily due to lower tax benefits associated with the Company's ongoing foreign cash repatriation, partially offset by a favorable shift in the mix of income. The effective income tax rate for both periods benefited from the early adoption of new accounting guidance related to share-based compensation.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $4.1 billion for the nine months 2016. Cash provided by operations increased $84 million compared with the nine months 2015, primarily due to improved operating results, partly offset by the impact from weaker foreign currencies.
Cash used for investing activities totaled $811 million for the nine months 2016, a decrease of $304 million compared with the nine months 2015, primarily due to higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $9.9 billion for the nine months 2016, an increase of $6.4 billion compared with the nine months 2015, primarily due to higher treasury stock purchases and a decrease in net borrowings.
Debt obligations at September 30, 2016 totaled $26.0 billion compared with $24.1 billion at December 31, 2015. The increase was primarily due to long-term debt issuances of $3.4 billion, party offset by net debt repayments of $1.6 billion.
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
The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which required reflection of any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes for all periods reported in fiscal year 2016.
Additional amendments to ASU 2016-09 related to income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company also elected to continue estimating forfeitures when determining the amount of compensation costs to be recognized in each period.
The presentation requirements for cash flows related to excess tax benefits were applied prospectively; as such, prior years have not been restated. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the consolidated statement of cash flows, since such cash flows have historically been presented in financing activities.
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
To drive future results, we must design business strategies to be effective in delivering operating income growth. Whether we successfully execute these strategies depends mainly on our System’s ability to:

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
We compete primarily in the “informal eating out” (IEO) segment, which is highly competitive. We are facing slowing restaurant industry trends in several key markets, including the U.S., as well as sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops. We expect our environment to continue to be highly competitive and in any particular reporting period our results may be impacted by new actions of our competitors, which may have a short- or long-term impact on our results.
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
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the IEO segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.

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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient product supply, including on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including due to lack of supply or price increases, can adversely affect us or the suppliers and franchisees that are also part of our System and whose performance has a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers or us. If we experience interruptions in our supply chain, our costs could increase and it could limit the availability of products critical to our operations.
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
Our success increasingly relies in part on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources: Company-operated restaurants and franchised restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
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
Effective succession planning is important to our long-term success. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could disrupt our business and adversely affect our results.
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

Item 4. Controls and Procedures
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
During the third quarter 2016, the Company commenced a phased initiative to transition some transaction-processing activities within certain accounting processes to a third-party service provider.  The Company is performing the implementation in the ordinary course of business to increase efficiency. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting.  Over time, this initiative is expected to continue to enhance the Company's internal control over financial reporting, but in the short-term may increase the Company's risk. Except for these changes, there has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2016	10,222,961	$122.04	10,222,961	$6,766,217,434
August 1-31, 2016	7,155,219	117.13	7,155,219	5,928,146,730
September 1-30, 2016	5,939,352	115.75	5,939,352	5,240,643,503
Total	23,317,532	$118.93	23,317,532

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

In May 2016, the Company entered into an Accelerated Share Repurchase agreement (“ASR”) to purchase up to $2.6 billion of the Company's common stock and received an initial delivery of 16.2 million shares, which represented 80% of the total shares the Company expected to receive based on the market price at the time of initial delivery. In July 2016, the purchase period for this ASR ended, and an additional 5.1 million shares were received. In total, 21.3 million shares were delivered under this ASR at an average purchase price of $122.25 per share.

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

(i)
Directors’ Deferred Compensation Plan, amended and restated effective as of May 26, 2016, incorporated herein by reference from Exhibit 10(i) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(b)
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
McDonald’s Corporation Severance Plan, as Amended and Restated, effective September 30, 2015, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(i)
First Amendment to the McDonald's Corporation Severance Plan, effective June 1, 2016, incorporated herein by reference from Exhibit 10(l)(i) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(ii)
Second Amendment to the McDonald's Corporation Severance Plan, effective June 1, 2016, incorporated herein by reference from Exhibit 10(l)(ii) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(iii)
Third Amendment to the McDonald's Corporation Severance Plan, effective as of July 15, 2016, incorporated herein by reference from Exhibit 10(l)(iii) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(m)
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
Offer Letter between Christopher Kempczinski and the Company, dated September 23, 2015, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
November 4, 2016	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer