Form 10-K
period 2016-12-31
MCDONALDS CORP
filed 2017-03-01
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐
Non-accelerated filer  ☐  (do not check if a smaller reporting company)        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was $102,676,655,213.
The number of shares outstanding of the registrant’s common stock as of January 31, 2017 was 818,993,182.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2017 definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General
During 2016, there were no material changes to the Company's corporate structure or in its method of conducting business. The business is structured with segments that combine markets with similar characteristics and opportunities for growth. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
b. Financial information about segments
Segment data for the years ended December 31, 2016, 2015, and 2014 are included in Part II, Item 8, page 44 of this Form 10-K.
c. Narrative description of business

▪	General
The Company operates and franchises McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages sold at various price points in more than 100 countries. McDonald’s global system is comprised of both Company-owned and franchised restaurants. McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with the entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. We continually review our mix of Company-owned and franchised restaurants to help optimize overall performance, with a goal to be approximately 95% franchised over the long term. The business relationship between McDonald’s and its independent franchisees is of fundamental importance to overall performance and to the McDonald’s brand. This business relationship is supported by an agreement that requires adherence to standards and policies essential to protecting our brand.
The Company is primarily a franchisor, with approximately 85% of McDonald's restaurants currently owned and operated by independent franchisees. Franchising enables an individual to be their own employer and maintain control over all employment related matters, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources. One of the strengths of this model is that the expertise gained from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants.
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

Under a conventional franchise arrangement, the Company generally owns the land and building or secures a long-term lease for the restaurant location and the franchisee pays for equipment, signs, seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables us to achieve restaurant performance levels that are among the highest in the industry.
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
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. The Company does not invest any capital under a developmental license arrangement. The Company receives a royalty based upon a percent of sales as well as initial fees upon the opening of a new restaurant or grant of a new license. We use the developmental license ownership structure in over 80 countries with a total of approximately 6,300 restaurants. The largest developmental licensee operates approximately 2,200 restaurants in 19 countries in Latin America and the Caribbean. In early 2017, the Company announced the sale of its businesses in China and Hong Kong, including more than 1,750 company-operated restaurants, to a developmental licensee. Under the terms of the agreement, the Company will retain a 20% ownership in the business.The Company expects to complete the sale and licensing transaction mid-year 2017.
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

McDonald's Corporation 2016 Annual Report 1

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
Information about the Company’s working capital practices is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2016, 2015, and 2014 in Part II, Item 7, pages 13 through 27, and the consolidated statement of cash flows for the years ended December 31, 2016, 2015, and 2014 in Part II, Item 8, page 32 of this Form 10-K.

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
Based on data from Euromonitor International, the global IEO segment was composed of approximately 8 million outlets and generated $1.2 trillion in annual sales in 2015, the most recent year for which data is available. McDonald’s Systemwide 2015 restaurant business accounted for 0.4% of those outlets and 7.0% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 18 million outlets and generated $2.3 trillion in annual sales in 2015. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.5% of the sales.

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
Increased focus by certain governmental authorities on environmental matters may lead to new governmental initiatives. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources could have a direct impact on the operations of the System in ways which we cannot predict at this time.
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

2 McDonald's Corporation 2016 Annual Report

▪	Number of employees
The Company’s number of employees worldwide, including its corporate office employees and company-owned restaurant employees, was approximately 375,000 as of year-end 2016.
d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 13 through 27 and Segment and geographic information in Part II, Item 8, page 44 of this Form 10-K.
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
Financial and other information can also be accessed on the investor section of the Company’s website at www.investor.mcdonalds.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each of the Committees of the Board of Directors, including the Audit and Finance Committee, Compensation Committee, Governance Committee, Public Policy and Strategy Committee and Sustainability and Corporate Responsibility Committee; the Code of Conduct for the Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, One McDonald’s Plaza, Oak Brook, Illinois 60523.
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
If we do not successfully design and execute against our new business strategies within our new organization structure, we may not be able to increase operating income or market share.
To drive future results, we must design business strategies that are effective in delivering operating income growth. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience in a way that balances value and convenience to our customers with profitability;

•	Reinvest in our restaurants and identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

•	Provide clean and friendly environments that deliver a consistent McDonald's experience and demonstrate high service levels;

•	Drive restaurant improvements that achieve optimal capacity, particularly during peak mealtime hours; and

•	Manage the complexity of our restaurant operations.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
The implementation of our turnaround plan may intensify the risks we face and may not be successful in achieving improved performance.
Our turnaround plan includes an accelerated pace of refranchising, cost savings initiatives and global restructuring. As we continue to implement our plans, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our ability to select qualified and capable franchisees and licensees. Our cost savings initiatives also depend upon our ability to achieve efficiencies through the consolidation of global, back-office functions. Therefore, if our turnaround-related initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
We will continue to build upon our investments in Experience of the Future (“EOTF”), which focus on restaurant modernization and technology and digital engagement in order to transform the restaurant experience. As we accelerate our pace of converting restaurants to EOTF, we are placing renewed emphasis on our improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives. We may not fully realize the intended benefits of these significant investments and therefore our business results may suffer.

McDonald's Corporation 2016 Annual Report 3

We face intense competition in our markets, which could hurt our business.
We compete primarily in the “informal eating out” (IEO) segment, which is highly competitive. We are facing sluggish restaurant industry trends in several key markets, including the U.S. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by new or continuing actions of our competitors, which may have a short- or long-term impact on our results.
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals, including the turnaround plan described above, and we will likely continue to modify our strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation and consumer preferences in the IEO segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.
If pricing, promotional and marketing plans are not effective, our results may be negatively impacted.
Our results depend on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies, and the value proposition they represent, are expected to continue to be important components of our business strategy; however, they may not be successful and could negatively impact sales and margins. Further, the promotion of menu offerings may yield results below the desired levels.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful, and we may fail to attract and retain customers. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels allows us to reach our customers effectively. If the advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Failure to preserve the value and relevance of our brand could have a negative impact on our financial results.

To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand generally or relative to available alternatives. Consumer perceptions may also be affected by third parties presenting or promoting adverse commentary or portrayals of the quick-service category of the IEO segment, our brand and/or our operations, our suppliers or our franchisees. If we are unsuccessful in addressing such adverse commentary or portrayals, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require System-wide coordination and alignment. If we are not effective in addressing social responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents that erode consumer trust or confidence, particularly if such incidents receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
Unfavorable general economic conditions could adversely affect our business and financial results.
Our results of operations are substantially affected by economic conditions, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics and actions taken by governments to manage national and international economic matters, whether through austerity or stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Continued adverse economic conditions or adverse changes in economic conditions in our markets could pressure our operating performance, and our business and financial results may suffer.
Our results of operations are also affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.
Supply chain interruptions may increase costs or reduce revenues.
We depend on the effectiveness of our supply chain management to assure reliable and sufficient product supply, including on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including shortages and transportation issues, and price increases can adversely affect us as well as our suppliers and franchisees whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, franchisees or us. If we experience interruptions in our System’s supply chain, our costs could increase and it could limit the availability of products critical to our System’s operations.

4 McDonald's Corporation 2016 Annual Report

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
Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
Our success also increasingly depends on the willingness and ability of our independent franchisees to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees or the Company. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, in a timely manner or at all, will depend on various factors, including our ability to timely and effectively select franchisees and/or licensees that meet our rigorous standards and/or to complete transactions on favorable terms and to manage associated risks. It will also depend on the performance of our franchisees, and whether the resulting ownership mix supports our financial objectives.

Challenges with respect to talent management could harm our business.
Effective succession planning is important to our long-term success. Failure effectively to identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions could disrupt our business and adversely affect our results.
Our success depends in part on our System’s ability to recruit, motivate and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants could have a negative impact on our Company-operated margins. Similar concerns apply to our franchisees.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.
Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supply, fuel, utilities, distribution and other operating costs. Any volatility in certain commodity prices could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
The global scope of our business subjects us to risks that could negatively affect our business.
We encounter differing cultural, regulatory and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System's success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets. Planned initiatives may not have appeal across multiple markets with McDonald's customers and could drive unanticipated changes in customer perceptions and guest counts.
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price,

McDonald's Corporation 2016 Annual Report 5

foreign exchange or changes in trade-related tariffs or controls, government-mandated closure of our, our franchisees' or our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries.
Additionally, challenges and uncertainties are associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. Such challenges may be exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An inability to manage effectively the risks associated with our international operations could have a material adverse effect on our business and financial condition.
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. In the short term, the decision created volatility in certain foreign currency exchange rates, and the resulting depression in those exchange rates may continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including to the extent that corporate tax reform becomes a key component of budgetary initiatives in the United States or elsewhere. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities outside of the U.S. or the IRS in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
Information technology system failures or interruptions or breaches of network security may interrupt our operations.
We are increasingly reliant on technological systems, such as point-of-sale and other in-store systems or platforms, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, or with independent third parties to conduct our business, including technology-enabled solutions provided to us by third parties. Any failure of these systems could significantly impact our operations and customer perceptions.
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
Our regulatory environment worldwide exposes us to complex compliance and similar risks that could affect our operations and results in material ways. In many of our markets, we are subject to increasing regulation, which has increased our cost of doing business. We are affected by the cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face, including where inconsistent standards imposed by multiple governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings.
Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans and operations. These regulations include product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices; and compliance efforts may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers (particularly given varying requirements and practices for testing and disclosure).
Additionally, we are working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them. These risks could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
We are subject to increasing legal complexity and could be party to litigation that could adversely affect us.
Increasing legal complexity will continue to affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations, employment and personal injury claims, landlord/tenant disputes, disputes with current or former suppliers, claims by current or former franchisees and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights or patents).

6 McDonald's Corporation 2016 Annual Report

Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to regulatory proceedings or litigation.
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions. We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy and data collection, protection and management, as it relates to information we collect and share when we provide optional technology-related services and platforms to third parties.
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
A judgment significantly in excess of any applicable insurance coverage or third party indemnity could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt our business.
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
We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. The steps we have taken to protect our intellectual property in the United States and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
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
Our credit ratings may be negatively affected by our results of operations or changes in our debt levels.  As a result, our interest expense, the availability of acceptable counterparties, our ability to obtain funding on favorable terms, collateral requirements and our operating or financial flexibility could all be negatively affected, especially if lenders impose new operating or financial covenants.
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

•
Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the United States, which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business;

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence, driven in part by expectations about our

McDonald's Corporation 2016 Annual Report 7

performance; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

•	The impact of our stock repurchase program or dividend rate; and

•
The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we implement our strategies in light of changing business, legal and tax considerations and evolve our corporate structure.

Our results and prospects can be adversely affected by events such as severe weather conditions, natural disasters, hostilities and social unrest, among others.
Severe weather conditions, natural disasters, hostilities and social unrest, terrorist activities, health epidemics or pandemics (or expectations about them) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for conventional franchised and Company-operated restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 13 through 27 and in Financial statements and supplementary data in Part II, Item 8, pages 28 through 47 of this Form 10-K.

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
A substantial number of McDonald’s restaurants are franchised to independent owner/operators under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, menu pricing, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or rewrites of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.

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
Local and national governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, zoning, employment and taxation. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from the issuance of additional requirements in the future.

ITEM 4. Mine Safety Disclosures

Not applicable.

8 McDonald's Corporation 2016 Annual Report

Executive Officers of the Registrant
The following are the Executive Officers of our Company (as of the date of this filing, unless otherwise noted):
Ian F. Borden, 48, is President - Foundational Markets, a position he has held since July 2015. From January 2014 through June 2015, Mr. Borden served as Vice President and Chief Financial Officer - McDonald’s Asia/Pacific, Middle East and Africa. Prior to that time, Mr. Borden served as Regional Vice President of Europe’s East Division from April 2011 to December 2013 and as Managing Director - McDonald’s Ukraine from December 2007 to December 2013. He has served the Company for 22 years.
Stephen J. Easterbrook, 49, is President and Chief Executive Officer, a position he has held since March 2015. Mr. Easterbrook was also elected a Director of the Company effective March 2015. From May 2014 through February 2015, Mr. Easterbrook served as Corporate Senior Executive Vice President and Global Chief Brand Officer.  From June 2013 through April 2014, Mr. Easterbrook served as Corporate Executive Vice President and Global Chief Brand Officer. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited, a pan-Asian restaurant chain, and from September 2011 to September 2012, he served as the Chief Executive Officer of PizzaExpress Limited, an Italian restaurant brand. From December 2010 to September 2011, he held the position of President, McDonald’s Europe. Prior to that, Mr. Easterbrook served in a number of roles with the Company. Except for the period he was with PizzaExpress and Wagamama, Mr. Easterbrook has served the Company for 23 years.
Joseph Erlinger, 43, is President - High Growth Markets, a position he has held since September 2016.   Prior to that, Mr. Erlinger served as Vice President and Chief Financial Officer - High Growth Markets from March 2015 to January 2017 (serving in dual roles from September 2016 through January 2017), as Managing Director of McDonald’s Korea from April 2013 to January 2016 (serving in dual roles from March 2015 through January 2016), and US Vice President - GM for the Indianapolis region from December 2010 to March 2013.  He has served the Company for 15 years.
David O. Fairhurst, 48, is Corporate Executive Vice President & Chief People Officer, a position he has held since October 2015. Mr. Fairhurst served as Corporate Senior Vice President, International Human Resources and Strategy from April 2015 to September 2015. Prior to that time, he served as Europe Vice President - Chief People Officer from January 2011 to March 2015. Mr. Fairhurst has served the Company for 11 years.
Robert L. Gibbs, 45, is Corporate Executive Vice President - Corporate Relations and Chief Communications Officer, a position he has held since June 2015. Mr. Gibbs joined the Company from The Incite Agency, a strategic communications advisory firm that he co-founded in 2013. Prior to that, Mr. Gibbs held several senior advisory roles in the White House, serving as the White House Press Secretary beginning in 2009, then as Senior Advisor in the 2012 re-election campaign.
Douglas M. Goare, 64, is President, International Lead Markets and Chief Restaurant Officer, a position he has held since July 2015. From October 2011 through June 2015, Mr. Goare served as President, McDonald’s Europe. Prior to that time, Mr. Goare served as Corporate Executive Vice President of Supply Chain and Development from February 2011 through September 2011.  In addition, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011.  Mr. Goare has served the Company for 38 years.

Catherine Hoovel, 46, is Corporate Vice President - Chief Accounting Officer, a position she has held since October 2016.  Ms. Hoovel served as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Prior to that time, Ms. Hoovel served as a Senior Director of Finance from February 2012 to April 2014 and was a Divisional Director from August 2010 to February 2012. Ms. Hoovel has served the Company for 21 years.
Christopher Kempczinski, 48, is President, McDonald’s USA, a position he has held since January 1, 2017. Prior to that, Mr. Kempczinski served as Corporate Executive Vice President - Strategy, Business Development and Innovation, from October 2015 through December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, a manufacturer and marketer of food and beverage products, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Prior to that, Mr. Kempczinski served as President of Kraft Canada from July 2012 through December 2014 and as Senior Vice President - U.S. Grocery from December 2008 to July 2012.
Jerome Krulewitch, 52, was promoted, effective March 4, 2017, to Corporate Executive Vice President, General Counsel and Secretary.  Mr. Krulewitch is currently the Corporate Senior Vice President - Chief Counsel, Global Operations, a position he has held since 2011.  Prior to that, Mr. Krulewitch was Corporate Senior Vice President - General Counsel, The Americas from 2010 to 2011.  Mr. Krulewitch has served the Company for 15 years.
Silvia Lagnado, 53, is Corporate Executive Vice President, Global Chief Marketing Officer, a position she has held since August 2015. Ms. Lagnado served as Chief Marketing Officer of Bacardi Limited, a spirits company, from September 2010 to October 2012. Prior to that, Ms. Lagnado served more than twenty years in positions of increased responsibility at Unilever.
Kevin M. Ozan, 53, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 19 years.
Gloria Santona, 66, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since July 2003. Ms. Santona has been with the Company for 39 years and will retire effective March 3, 2017.
Jim R. Sappington, 58, is Corporate Executive Vice President, Operations, Digital and Technology Systems, a position he has held since March 2015. From January 2013 through February 2015, Mr. Sappington served as Corporate Senior Vice President-Chief Information Officer. Prior to that time, Mr. Sappington served as U.S. Vice President - General Manager for the Northwest Region from September 2010 to December 2012. Mr. Sappington has been with the Company for 29 years.

McDonald's Corporation 2016 Annual Report 9

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2016				2015
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	126.96	112.71	0.89		101.09	88.77	0.85
Second	131.96	116.08	0.89		101.08	94.02	0.85
Third	128.60	113.96	1.83	*	101.88	87.50	0.85
Fourth	124.00	110.33	—		120.23	97.13	0.89
Year	131.96	110.33	3.61		120.23	87.50	3.44

*	Includes an $0.89 per share dividend declared and paid in third quarter, and a $0.94 per share dividend declared in third quarter and paid in fourth quarter.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2017 was estimated to be 1,658,000.
Given the Company’s returns on incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 41 consecutive years through 2016 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2016*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2016	5,902,572	113.43	5,902,572	$4,571,138,206
November 1-30, 2016	3,076,425	116.25	3,076,425	4,213,514,184
December 1-31, 2016	2,915,083	121.76	2,915,083	3,858,569,963
Total	11,894,080	116.20	11,894,080

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On December 3, 2015, the Company's Board of Directors approved a share repurchase program, effective January 1, 2016, that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.

10 McDonald's Corporation 2016 Annual Report

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2016. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2011. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
McDonald's Corporation	$100	$91	$103	$103	$134	$143
S&P 500 Index	100	116	154	175	177	198
Dow Jones Industrials	100	110	143	157	158	184
Source: S&P Capital IQ

McDonald's Corporation 2016 Annual Report 11

ITEM 6. Selected Financial Data

6-Year Summary	Years ended December 31,

In millions, except per share and unit amounts	2016	2015	2014	2013	2012	2011
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$15,295	$16,488	$18,169	$18,875	$18,603	$18,293
Revenues from franchised restaurants	9,327	8,925	9,272	9,231	8,964	8,713
Total revenues	24,622	25,413	27,441	28,106	27,567	27,006
Operating income	7,745	7,146	7,949	8,764	8,605	8,530
Net income	4,687	4,529	4,758	5,586	5,465	5,503
Consolidated Statement of Cash Flows Data
Cash provided by operations	$6,060	$6,539	$6,730	$7,121	$6,966	$7,150
Cash used for investing activities	982	1,420	2,305	2,674	3,167	2,571
Capital expenditures	1,821	1,814	2,583	2,825	3,049	2,730
Cash used for (provided by) financing activities	11,262	(735)	4,618	4,043	3,850	4,533
Treasury stock purchases(1)	11,142	6,182	3,175	1,810	2,605	3,373
Common stock dividends	3,058	3,230	3,216	3,115	2,897	2,610
Financial Position
Total assets	$31,024	$37,939	$34,227	$36,626	$35,386	$32,990
Total debt	25,956	24,122	14,936	14,130	13,633	12,500
Total shareholders’ equity (deficit)	(2,204)	7,088	12,853	16,010	15,294	14,390
Shares outstanding	819	907	963	990	1,003	1,021
Per Common Share Data
Earnings-diluted	$5.44	$4.80	$4.82	$5.55	$5.36	$5.27
Dividends declared	3.61	3.44	3.28	3.12	2.87	2.53
Market price at year end	121.72	118.44	93.70	97.03	88.21	100.33
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	5,669	6,444	6,714	6,738	6,598	6,435
Franchised restaurants	31,230	30,081	29,544	28,691	27,882	27,075
Total Systemwide restaurants	36,899	36,525	36,258	35,429	34,480	33,510
Franchised sales(2)	$69,707	$66,226	$69,617	$70,251	$69,687	$67,648

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

(2)
While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent approximately 85% of McDonald's restaurants worldwide at December 31, 2016.

12 McDonald's Corporation 2016 Annual Report

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 36,899 restaurants in 120 countries at year-end 2016, 31,230 were franchised (reflects 21,559 franchised to conventional franchisees, 6,300 licensed to developmental licensees and 3,371 licensed to foreign affiliates ("affiliates")—primarily Japan) and 5,669 were operated by the Company.
Under McDonald's conventional franchise arrangement, franchisees provide a portion of the capital required by initially investing in the equipment, signs, seating and décor of their restaurant business, and by reinvesting in the business over time. The Company generally owns the land and building or secures long-term leases for both Company-operated and conventional franchised restaurant sites. This maintains long-term occupancy rights, helps control related costs and assists in alignment with franchisees enabling restaurant performance levels that are among the highest in the industry. In certain circumstances, the Company participates in the reinvestment for conventional franchised restaurants in an effort to accelerate implementation of certain initiatives.
Under McDonald's developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company generally has no capital invested. In addition, the Company has an equity investment in a limited number of affiliates that invest in real estate and operate or franchise restaurants within a market.
McDonald's is primarily a franchisor and believes franchising is paramount to delivering great-tasting food, locally-relevant customer experiences and driving profitability. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters, marketing and pricing decisions, while also benefiting from the financial strength and global experience of McDonald's. However, directly operating restaurants is important to being a credible franchisor and provides Company personnel with restaurant operations experience. In Company-operated restaurants, and in collaboration with franchisees, McDonald's further develops and refines operating standards, marketing concepts and product and pricing strategies, so that only those that the Company believes are most beneficial are introduced in the restaurants. McDonald's continually reviews its mix of Company-operated and franchised restaurants to help optimize overall performance, with a goal to be approximately 95% franchised over the long term.
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
The business is structured into the following segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance:

•	U.S. - the Company's largest segment.

•	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets.

•
High Growth Markets - markets that the Company believes have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, the Netherlands, Poland, Russia, Spain, Switzerland and related markets.

•
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which the Company believes have the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

For the year ended December 31, 2016, the U.S., International Lead Markets and High Growth Markets accounted for 34%, 29% and 25% of total revenues, respectively.
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures which are considered to be non-GAAP, including comparable sales and comparable guest count growth, Systemwide sales growth, return on incremental invested capital ("ROIIC"), free cash flow and free cash flow conversion rate, as described below.

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

•
ROIIC is a measure reviewed by management over one-year and three-year time periods to evaluate the overall profitability of the markets, the effectiveness of capital deployed and the future allocation of capital. The return is calculated by dividing the change in operating income plus depreciation and amortization (numerator) by the cash used for investing activities (denominator), primarily capital expenditures. The calculation uses a constant average

McDonald's Corporation 2016 Annual Report 13

foreign exchange rate over the periods included in the calculation.

•
Free cash flow, defined as cash provided by operations less capital expenditures, and free cash flow conversion rate, defined as free cash flow divided by net income, are measures reviewed by management in order to evaluate the Company’s ability to convert net profits into cash resources, after reinvesting in the core business, that can be used to pursue opportunities to enhance shareholder value.

STRATEGIC DIRECTION AND FINANCIAL PERFORMANCE
The strength of the alignment among the Company, its franchisees and suppliers (collectively referred to as the "System") is key to McDonald's long-term success. By leveraging the System, McDonald’s is able to identify, implement and scale ideas that meet customers' changing needs and preferences. McDonald's continually builds on its competitive advantages of System alignment and geographic diversification to deliver consistent, yet locally-relevant restaurant experiences to customers as an integral part of their communities.
PROGRESS ON THE COMPANY'S TURNAROUND
The turnaround plan, introduced in 2015, represented a significant step change in how McDonald's operates and a recommitment to putting customers first. With an aspiration of being recognized by customers as a modern and progressive burger company, the Company prioritized fewer, more strategic initiatives that focused on running better restaurants, driving operational growth, returning excitement to the brand and enhancing financial value.
Building on these initial steps, the Company made purposeful changes in 2016. The Company continued to right-size the organization and put the appropriate talent in place by blending executives with deep McDonald’s experience with new executives to generate fresh energy and innovative ideas, while successfully executing against the key elements of its turnaround plan. As reflected by improved customer satisfaction measures across most of the major markets, customers have taken notice.
In addition to the customer-relevant changes in the restaurants, the Company has enhanced financial value through its refranchising efforts, cost savings initiatives and cash return to shareholders, as follows:

•
Refranchising - the Company expects to achieve its refranchising target of 4,000 restaurants by the end of 2017, a full year ahead of the original target date, with a long-term goal to become approximately 95% franchised. Since 2015, the Company has pursued its refranchising goal through the expansion of its conventional franchisee base and the addition of new developmental licensees that bring strong strategic capabilities and financial resources that will enable accelerated expansion and innovation.

Moving to a more heavily franchised business model will benefit the Company’s performance over the long term, as the rent and royalty income received from franchisees will provide a more predictable and stable revenue stream with significantly lower operating costs and risks. This model is less capital intensive as franchisees are responsible for reinvesting capital in their businesses.

•
Cost Savings - the Company made meaningful progress towards its goal of reducing net G&A levels by $500 million by the end of 2018 from the Company’s G&A base of $2.6 billion at the beginning of 2015. Actions taken in 2015 and 2016, including the redesign of the organization to eliminate layers and increase spans of control, more centralization of non-customer facing business processes and execution against its refranchising targets, have resulted in savings of more than $200 million.

•
Cash Return to Shareholders - The strength and reliability of the Company's significant and growing free cash flow, strong investment grade credit rating and continued access to credit provide the flexibility to fund capital expenditures as well as return cash to shareholders. By the end of 2016, the Company achieved its three-year target of $30 billion cash return to shareholders. Optimization of the Company's capital structure by adding a meaningful amount of additional debt was instrumental in meeting this target.

2016 FINANCIAL PERFORMANCE
The Company's progress in executing the turnaround plan is evident by its stronger business results, including the highest comparable sales growth since 2011. In McDonald’s heavily franchised business model, growing comparable sales is key to increasing operating income and returns. In 2016, global comparable sales increased 3.8%, including positive comparable sales across all segments. Comparable guest counts were negative 0.3%, as positive guest traffic in the Foundational Markets and International Lead Markets was more than offset by negative guest traffic in the U.S. and High Growth Markets.

•
Comparable sales in the U.S. increased 1.7%, due in part to a higher average check, while comparable guest counts declined 2.1% amidst continued industry softness. The growth in comparable sales was supported by All-Day Breakfast and everyday value under the McPick 2 platform.

•	Comparable sales in the International Lead Markets increased 3.4% and comparable guest counts increased 1.5%, reflecting solid comparable sales performance across most of the segment, led by the U.K.

•
In the High Growth Markets, comparable sales increased 2.8%, while comparable guest counts declined 0.8%. The increase in comparable sales reflected positive results across most of the segment, led by China.

•
Comparable sales in the Foundational Markets increased 10.0% and comparable guest counts increased 1.9%, led by very strong performance in Japan and certain markets in Latin America, as well as solid results across the remainder of the segment.

In addition to improved comparable sales performance, the Company achieved the following financial results in 2016:

•	Consolidated revenues decreased 3% (flat in constant currencies) due to the impact of refranchising, partly offset by positive comparable sales.

•	Systemwide sales increased 3% (5% in constant currencies).

•	Consolidated operating income increased 8% (11% in constant currencies).

•	Operating margin, defined as operating income as a percent of total revenues, increased from 28.1% in 2015 to 31.5% in 2016.

•	Diluted earnings per share of $5.44 increased 13% (16% in constant currencies).

•	Cash provided by operations was $6.1 billion.

•	Capital expenditures of $1.8 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings. Across the System, about 900

14 McDonald's Corporation 2016 Annual Report

restaurants were opened and over 1,700 existing locations were reimaged.

•	Free cash flow was $4.2 billion and the Company's free cash flow conversion rate was 90% (see reconciliation in Exhibit 12).

•	One-year ROIIC was 62.7% and three-year ROIIC was 5.1% for the period ended December 31, 2016 (see reconciliation in Exhibit 12).

•	The Company increased its quarterly cash dividend per share by 6% to $0.94 for the fourth quarter, equivalent to an annual dividend of $3.76 per share.

•	The Company returned $14.2 billion to shareholders through dividends and share repurchases for the year, achieving the Company's targeted return of $30 billion for the three-year period ended 2016.
STRATEGIC DIRECTION
Building on the momentum established in 2016, the Company is beginning to shift focus from revitalizing the business to longer-term growth. The Company will move with increased velocity to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing the Company’s sales and shareholder value.
In order to drive guest count growth in an ever-changing customer environment, the Company developed a customer-centric growth strategy for 2017 and beyond, informed by deep customer research across multiple markets. The Company's greatest opportunities are at the heart of the brand - in its food, value and customer experience - and within defined customer groups. This strategy is built on the following three pillars, which will position McDonald's as a modern and progressive burger company that "makes delicious, feel good moments easy for everyone."

•	Retaining existing customers. The Company will renew its focus on areas where the Company already has a strong foothold in the IEO, including family occasions and food-led breakfast.

•	Regaining lost customers. The Company plans to regain customers by recommitting to areas of historic strength, namely quality, convenience and value.

•
Converting casual to committed customers. The Company will focus on building stronger relationships with customers so they visit more often, by elevating and leveraging the McCafé coffee brand and enhancing snack and treat offerings.

The Company will continue to build upon its investments in Experience of the Future ("EOTF"), which focuses on restaurant modernization and technology, in order to transform the restaurant service experience. The Company is also accelerating its pursuit of the following two initiatives designed to further drive growth.

•
Digital. As the Company accelerates its pace of converting restaurants to EOTF, it is placing renewed emphasis on improving its existing service model (i.e., eat in, take out, or drive-thru) and strengthening its relationships with customers through technology. By evolving the technology platform, the Company will simplify how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks and technology-driven models that enable table service and curb-side pick-up.

•	Delivery. The Company is accelerating its focus and investment on its delivery platform as a way to expand the convenience customers expect from McDonald's. The

Company is conducting various pilot tests in the U.S., Europe and Asia and plans to scale quickly based on results of these pilots.
AREAS OF FOCUS BY SEGMENT
U.S.
While the U.S. has begun to build sales momentum, its greatest opportunity is guest count growth, by focusing on actions that collectively transform the customer experience.
A focus on food taste and quality will remain a key priority, including offering the Company's best tasting burger. In 2017, the U.S. is planning to introduce its Signature Crafted offering, a premium platform focused on authentic ingredients that allows customers to customize their sandwiches. In addition, the U.S. will remain focused on strengthening its customer-relevant value proposition.
The U.S. expects to launch its mobile order and pay functionality as well as curbside pick-up across all traditional restaurants in the fourth quarter 2017. Further, most of the System's traditional restaurants are expected to be converted to EOTF by 2020. In addition, the U.S. will continue to test its delivery platform.
International Lead Markets
The International Lead Markets are deepening their connection with customers and meeting their changing needs with meaningful enhancements in menu, accessibility and experience.
The segment is focused on providing quality, great taste, value and choice across the entire menu. Entry-level value programs appeal to teens and young adults, while other platforms provide budget-conscious customers affordable meal bundles. Programs across the segment are energizing the core menu, and every market has successfully extended into premium chicken and beef with locally relevant offerings. All of this is supported by modernized cooking and service platforms that expand capacity and enable hotter, fresher products. The segment will also remain focused on enhancing and expanding the McCafé coffee brand and pastry offerings.
The International Lead Markets continues to lead the McDonald’s System in the development and deployment of EOTF.
High Growth Markets
McDonald’s High Growth Markets have leveraged learnings from the International Lead Markets to enhance the customer experience through design, digital, people, menu innovation and value.
In addition to driving operational growth in existing restaurants, targeted new restaurant development and refranchising initiatives are top priorities. In early 2017, the Company announced the planned sale of its businesses in China and Hong Kong to a developmental licensee.
Foundational Markets
The Foundational Markets is a diverse group of markets that share common goals of enhancing the critical elements that differentiate McDonald’s - the menu and the customer experience. The segment is committed to running great restaurants and increasing convenience to customers, including through drive-thru and delivery. The Foundational Markets continue to pursue refranchising opportunities, including the sale of certain markets to developmental licensees. In early 2017, the Company announced the planned sale of its businesses in the Nordic markets (Denmark, Finland, Norway and Sweden) to a developmental licensee.

McDonald's Corporation 2016 Annual Report 15

OUTLOOK
2017 Outlook
The following global and certain segment-specific information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion. The Company expects net restaurant additions to add approximately 1 percentage point to 2017 Systemwide sales growth (in constant currencies).

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Lead segment would change annual diluted earnings per share by about 4 to 5 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2017, costs for the total basket of goods are expected to increase about 0.5-1.5% in the U.S. and increase about 2.0% in the International Lead segment.

•
The Company expects full-year 2017 selling, general and administrative expenses to decrease about 7-8%, in constant currencies with fluctuations expected between the quarters. This includes incentive-based compensation costs of less than $300 million.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2017 to increase about 5-10% compared with 2016 due to higher average debt balances.

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

•	The Company expects the effective income tax rate for the full-year 2017 to be in the 31-33% range. Some volatility may result in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2017 to be approximately $1.7 billion, about one-third of which will be used to open new restaurants. The Company expects to open about 900 restaurants, including about 500 restaurants in affiliated and developmental licensee markets where the Company generally does not fund any capital expenditures. The Company expects net additions of about 400 restaurants. The remaining two-thirds of capital will be used to reinvest in existing locations, including about 650 reimages in the U.S. When combined with previously modernized restaurants that will be updated with EOTF elements in 2017, we expect to have about 2,500 EOTF restaurants in the U.S. by the end of 2017.

Long-Term Outlook

•	The Company expects to refranchise about 4,000 restaurants in the three-year period ending 2017, with a long-term goal to become approximately 95% franchised.

•
The Company expects to realize net annual G&A savings of about $500 million from its G&A base of $2.6 billion at the beginning of 2015. Through the end of 2016, the Company realized cumulative savings of more than $200 million and expects to realize the majority of its savings target by the end of 2017. Beyond its $500 million reduction, the Company expects to further reduce G&A by 5-10% from the remaining G&A base by the end of 2019. These targets exclude the impact of foreign currency changes.

•	The Company expects capital expenditures to decline by approximately $500 million from the 2017 level of $1.7 billion, once the U.S. restaurant modernization work is substantially completed.

•
The Company expects to return between $22 and $24 billion to shareholders for the three-year period ending 2019. This new target contemplates proceeds from future restaurant sales expected under its ongoing refranchising initiative. As the business grows, the Company also expects to modestly increase its debt levels, while maintaining its credit metrics within current ranges.

Long-Term Financial Targets
The Company has established the following long-term, average annual (constant currency) financial targets, beginning in 2019, with variability expected during 2017 and 2018 due to the impact of refranchising:

•	Systemwide sales growth of 3-5%;

•	Operating margin in the mid-40% range;

•	Earnings per share growth in the high-single digits; and

•	ROIIC in the mid-20% range.

16 McDonald's Corporation 2016 Annual Report

Consolidated Operating Results

Operating results
		2016		2015	2014
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$15,295	(7%)	$16,488	(9%)	$18,169
Revenues from franchised restaurants	9,327	5	8,925	(4)	9,272
Total revenues	24,622	(3)	25,413	(7)	27,441
Operating costs and expenses
Company-operated restaurant expenses	12,699	(9)	13,977	(9)	15,288
Franchised restaurants-occupancy expenses	1,718	4	1,647	(3)	1,697
Selling, general & administrative expenses	2,384	(2)	2,434	(2)	2,488
Other operating (income) expense, net	76	(64)	209	n/m	19
Total operating costs and expenses	16,877	(8)	18,267	(6)	19,492
Operating income	7,745	8	7,146	(10)	7,949
Interest expense	885	39	638	11	576
Nonoperating (income) expense, net	(6)	87	(48)	n/m	1
Income before provision for income taxes	6,866	5	6,556	(11)	7,372
Provision for income taxes	2,180	8	2,027	(22)	2,614
Net income	$4,686	3%	$4,529	(5%)	$4,758
Earnings per common share—diluted	$5.44	13%	$4.80	0%	$4.82
Weighted-average common shares outstanding— diluted	861.2	(9%)	944.6	(4%)	986.3
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
Foreign currency translation had a negative impact on consolidated operating results in each of the last three years. In 2016, results were negatively impacted by the weaker British Pound as well as many other currencies. In 2015, results were negatively impacted by the weaker Euro, Australian Dollar, Russian Ruble and most other currencies. In 2014, results were negatively impacted by the weaker Russian Ruble, Australian Dollar and certain other currencies, partly offset by the stronger British Pound.
Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2016	2015	2014	2016	2015	2014
Revenues	$24,622	$25,413	$27,441	$(692)	$(2,829)	$(570)
Company-operated margins	2,596	2,511	2,881	(89)	(331)	(60)
Franchised margins	7,609	7,278	7,575	(118)	(626)	(119)
Selling, general & administrative expenses	2,384	2,434	2,488	28	158	21
Operating income	7,745	7,146	7,949	(173)	(771)	(152)
Net income	4,686	4,529	4,758	(97)	(473)	(114)
Earnings per common share—diluted	5.44	4.80	4.82	(0.11)	(0.50)	(0.12)

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2016, net income increased 3% (6% in constant currencies) to $4.7 billion and diluted earnings per common share increased 13% (16% in constant currencies) to $5.44. Foreign currency translation had a negative impact of $0.11 on diluted earnings per share.
In 2015, net income decreased 5% (increased 5% in constant currencies) to $4.5 billion and diluted earnings per common share was relatively flat (increased 10% in constant currencies) at $4.80. Foreign currency translation had a negative impact of $0.50 on diluted earnings per share.
Results in 2016 benefited from stronger operating performance and higher gains on sales of restaurant businesses, mostly in the U.S., while results in 2015 benefited from higher franchised margins and a gain on the strategic sale of a unique restaurant property in the U.S.

Both 2016 and 2015 results were partly offset by net pre-tax impairment and other charges of $342 million and $307 million, respectively, primarily related to goodwill impairment and other asset write-offs in conjunction with the Company's refranchising initiatives, restructuring and incremental restaurant closings. The 2015 charges combined with the gain on the strategic sale of a unique restaurant property in the U.S. had a net negative impact on diluted earnings per share of $0.18 in 2015, while the 2016 charges had a net negative impact on diluted earnings per share of $0.28 in 2016.
The Company repurchased 92.3 million shares of its stock for $11.1 billion in 2016 and 61.8 million shares of its stock for $6.2 billion in 2015, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

McDonald's Corporation 2016 Annual Report 17

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
The Company continues to accelerate the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised sales, where the Company receives rent and/or royalty revenue based on a percentage of sales.
In 2016, revenues decreased 3% (flat in constant currencies) due to the impact of refranchising, partly offset by positive comparable sales. In 2015, revenues decreased 7% (increased 3% in constant currencies), partly due to foreign currency translation. In constant currencies, revenue growth was driven by positive comparable sales and the benefit from expansion.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016	2015	2014	2016	2015	2016	2015
Company-operated sales:
U.S.	$3,743	$4,198	$4,351	(11%)	(4%)	(11%)	(4%)
International Lead Markets	4,278	4,798	5,443	(11)	(12)	(6)	1
High Growth Markets	5,378	5,442	6,071	(1)	(10)	4	6
Foundational Markets & Corporate	1,896	2,050	2,304	(8)	(11)	(5)	5
Total	$15,295	$16,488	$18,169	(7%)	(9%)	(4%)	2%
Franchised revenues:
U.S.	$4,510	$4,361	$4,300	3%	1%	3%	1%
International Lead Markets	2,945	2,817	3,101	5	(9)	8	6
High Growth Markets	783	731	774	7	(5)	9	9
Foundational Markets & Corporate	1,089	1,016	1,097	7	(7)	11	10
Total	$9,327	$8,925	$9,272	5%	(4%)	6%	5%
Total revenues:
U.S.	$8,253	$8,559	$8,651	(4%)	(1%)	(4%)	(1%)
International Lead Markets	7,223	7,615	8,544	(5)	(11)	(1)	3
High Growth Markets	6,161	6,173	6,845	0	(10)	4	6
Foundational Markets & Corporate	2,985	3,066	3,401	(3)	(10)	1	7
Total	$24,622	$25,413	$27,441	(3%)	(7%)	0%	3%

•	US: In 2016, the decrease in revenues reflected the impact of refranchising, partly offset by modestly positive comparable sales. In 2015, the decrease reflected the impact of refranchising.

•
International Lead Markets: In 2016, the decrease in revenues was due to the impact of refranchising, partly offset by strong comparable sales growth across most of the segment. In 2015, revenues decreased due to foreign currency translation. In constant currencies, revenues increased due to positive comparable sales performance, primarily in the U.K., Australia and Canada, partly offset by the impact of refranchising.

•
High Growth Markets: In 2016 and 2015, revenue growth was negatively impacted by foreign currency translation. In constant currencies, 2016 revenues increased due to positive comparable sales growth in China and most other markets, and continued expansion in Russia. In constant currencies, 2015 revenues increased due to expansion and positive comparable sales, primarily driven by Russia and China.

18 McDonald's Corporation 2016 Annual Report

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2016		2015		2014
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	1.7%	(2.1%)	0.5%	(3.0%)	(2.1%)	(4.1%)
International Lead Markets	3.4	1.5	3.4	1.0	0.8	(1.2)
High Growth Markets	2.8	(0.8)	1.8	(2.2)	(2.8)	(2.9)
Foundational Markets & Corporate	10.0	1.9	0.7	(3.7)	(0.1)	(4.8)
Total	3.8%	(0.3%)	1.5%	(2.3%)	(1.0%)	(3.6%)

Systemwide sales increases/(decreases)

			Increase/(decrease) excluding currency translation
	2016	2015	2016	2015
U.S.	2%	1%	2%	1%
International Lead Markets	1	(10)	5	5
High Growth Markets	3	(7)	6	8
Foundational Markets & Corporate	8	(13)	11	3
Total	3%	(6%)	5%	3%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016	2015	2014	2016	2015	2016	2015
U.S.	$32,646	$31,639	$31,096	3%	2%	3%	2%
International Lead Markets	17,049	16,313	17,921	5	(9)	8	6
High Growth Markets	4,858	4,525	4,678	7	(3)	10	10
Foundational Markets & Corporate	15,154	13,749	15,922	10	(14)	14	3
Total	$69,707	$66,226	$69,617	5%	(5%)	7%	4%

McDonald's Corporation 2016 Annual Report 19

FRANCHISED MARGINS
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 75% of the combined restaurant margins in 2016, 2015 and 2014.
In 2016, franchised margin dollars increased $331 million or 5% (6% in constant currencies). In 2015, franchised margin dollars decreased $297 million or 4% (increased 4% in constant currencies), due to foreign currency translation. For both 2016 and 2015, the constant currency increases were due to positive comparable sales performance, expansion and refranchising.
In connection with the Company's refranchising initiatives, the Company expects to refranchise about 4,000 restaurants for the three-year period ending 2017. While this refranchising activity may have a dilutive effect on the franchised margin percent, it typically results in higher franchised margin dollars.
Franchised margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016		2015		2014		2016	2015	2016	2015
U.S.	$3,726	82.6%	$3,606	82.7%	$3,572	83.1%	3%	1%	3%	1%
International Lead Markets	2,363	80.2	2,254	80.0	2,486	80.1	5	(9)	8	6
High Growth Markets	550	70.2	520	71.1	555	71.7	6	(6)	8	7
Foundational Markets & Corporate	970	89.1	898	88.3	962	87.7	8	(7)	12	11
Total	$7,609	81.6%	$7,278	81.5%	$7,575	81.7%	5%	(4%)	6%	4%

•	U.S.: In 2016 and 2015, the decreases in the franchised margin percent were due to higher occupancy costs, partly offset by positive comparable sales.

•
International Lead Markets: In 2016, the increase in the franchised margin percent reflected the benefit from positive comparable sales performance, partly offset by higher occupancy costs and the impact of refranchising. In 2015, the slight decrease reflected the benefit from positive comparable sales performance and the negative impact from higher occupancy costs and refranchising.

•
High Growth Markets: In 2016, the decrease in the franchised margin percent was primarily due to the impact of refranchising and higher occupancy costs, partly offset by the benefit of positive comparable sales performance. In 2015, the decrease was primarily due to the impact of refranchising.

The franchised margin percent in Foundational Markets & Corporate is higher relative to the other segments due to a larger proportion of developmental licensed and/or affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

COMPANY-OPERATED MARGINS
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. In 2016, Company-operated margin dollars increased $85 million or 3% (7% in constant currencies). In 2015, Company-operated margin dollars decreased $370 million or 13% (1% in constant currencies).
Company-operated margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016		2015		2014		2016	2015	2016	2015
U.S.	$618	16.5%	$632	15.1%	$756	17.4%	(2%)	(16%)	(2%)	(16%)
International Lead Markets	886	20.7	961	20.0	1,080	19.8	(8)	(11)	(3)	2
High Growth Markets	796	14.8	659	12.1	780	12.9	21	(16)	26	3
Foundational Markets & Corporate	296	15.6	259	12.7	265	11.5	14	(2)	17	15
Total	$2,596	17.0%	$2,511	15.2%	$2,881	15.9%	3%	(13%)	7%	(1%)

•
U.S.: In 2016, the increase in the Company-operated margin percent was due to a higher average check and lower commodity costs, partly offset by the impact of negative guest counts and higher labor costs. In 2015, the decrease was primarily due to the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015, designed to improve restaurant performance and enhance our employment proposition.

•
International Lead Markets: In 2016 and 2015, the increases in the Company-operated margin percent were primarily due to positive comparable sales, partly offset by higher labor and occupancy costs. In 2015, the margin percent also benefited from refranchising efforts.

•
High Growth Markets: In 2016, the increase in the Company-operated margin percent was primarily due to positive comparable sales and improved restaurant profitability in China, which benefited from recent value-added tax ("VAT") reform, partly offset by higher labor costs across the segment. In 2015, the decrease was primarily due to the negative impact from currency and inflationary pressures in Russia, and higher labor and occupancy costs across the segment. This was partly offset by the benefit from recovery in China from a 2014 supplier issue.

20 McDonald's Corporation 2016 Annual Report

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses decreased 2% (1% in constant currencies) in 2016 and decreased 2% (increased 4% in constant currencies) in 2015. The decrease in 2016 was due to lower employee-related costs resulting from the Company's recent restructuring and other cost-saving initiatives, mostly offset by higher incentive-based compensation expenses reflecting improved Company performance. The decrease in 2015 benefited from foreign currency translation. In constant currencies, selling, general and administrative expenses increased due to higher incentive-based compensation costs reflecting improved performance, partly offset by lower employee-related costs resulting from the Company's restructuring initiatives.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016	2015	2014	2016	2015	2016		2015
U.S.	$741	$766	$772	(3%)	(1%)	(3%)		(1%)
International Lead Markets	464	534	621	(13)	(14)	(10)		(1)
High Growth Markets	294	326	389	(10)	(16)	(6)		(5)
Foundational Markets & Corporate(1)	885	808	706	10	15	10		20
Total (Selling, General & Administrative Expenses)	$2,384	$2,434	$2,488	(2%)	(2%)	(1%)		4%

Less: Incentive-Based Compensation(2)	418	317	171	32%	85%	33%		95%
Total (Excluding Incentive-Based Compensation)	$1,966	$2,117	$2,317	(7%)	(9%)	(6%)	(3)	(2%)	(4)

(1)
Included in Foundational Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

(2)	Includes all cash incentives and share-based compensation expense.

(3)	Excludes $24.8 million of foreign currency benefit.

(4)	Excludes $142.1 million of foreign currency benefit.
Selling, general and administrative expenses as a percent of Systemwide sales was 2.8% in 2016, 2.9% in 2015 and 2.8% in 2014. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.
In connection with our turnaround plan, the Company established a net selling, general and administrative savings target of $500 million to be achieved by the end of 2018, excluding the effects of any foreign currency changes. These savings represent a reduction of about 20% from our selling, general and administrative base of $2.6 billion at the beginning of 2015. This base included incentive-based compensation of approximately $330 million, which assumed achievement of planned operating performance. In 2014, the lower incentive-based compensation reflected nominal payouts for the Company's short-term cash bonus program.

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2016	2015	2014
Gains on sales of restaurant businesses	$(283)	$(146)	$(137)
Equity in (earnings) losses of unconsolidated affiliates	(55)	147	9
Asset dispositions and other (income) expense, net	72	(27)	108
Impairment and other charges (gains), net	342	235	39
Total	$76	$209	$19

•	Gains on sales of restaurant businesses
In 2016, the Company realized higher gains on sales of restaurant businesses, primarily in the U.S.

•	Equity in (earnings) losses of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased in 2016 mainly due to improved performance in Japan. In 2015, the decrease was primarily due to weaker results in Japan, including the decision to close under-performing restaurants.

•	Asset dispositions and other (income) expense, net
In 2015, results included a gain of $135 million on the strategic sale of a unique restaurant property in the U.S., mostly offset by asset write-offs of $72 million resulting from the decision to close under-performing restaurants, primarily in the U.S. and China.

•	Impairment and other charges (gains), net
Impairment and other charges (gains), net included pre-tax impairment charges incurred primarily in Foundational Markets and Corporate, and charges incurred in connection with global restructuring activities.

McDonald's Corporation 2016 Annual Report 21

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2016	2015	2014	2016	2015	2016	2015
U.S.	$3,769	$3,612	$3,523	4%	3%	4%	3%
International Lead Markets	2,838	2,713	3,034	5	(11)	9	4
High Growth Markets	1,049	841	934	25	(10)	29	9
Foundational Markets & Corporate	89	(20)	458	n/m	n/m	n/m	(74)
Total	$7,745	$7,146	$7,949	8%	(10%)	11%	0%

•
U.S.: In 2016, the increase in operating income reflected higher sales-driven franchised margin dollars and higher gains from sales of restaurant businesses, partly offset by the negative impact from lapping the 2015 gain on the strategic sale of a unique restaurant property. In 2015, the increase was primarily due to the aforementioned gain on sale of property and higher franchised margin dollars, partly offset by lower Company-operated margin dollars reflecting higher costs associated with the incremental investment in wages and benefits for eligible Company-operated restaurant employees, effective July 1, 2015. In addition, 2015 results were negatively impacted by restructuring and restaurant closing charges.

•
International Lead Markets: In 2016, the constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars across most markets. In 2015, the operating income decrease was due to foreign currency translation. In constant currencies, the operating income increase was primarily due to higher franchised margin dollars, benefiting from positive comparable sales performance.

•
High Growth Markets: In 2016, the constant currency operating income increase was driven primarily by improved restaurant profitability in China. In 2015, the operating income decrease was due to foreign currency translation. In constant currencies, the operating income increase reflected recovery from a 2014 supplier issue in China and higher franchised margin dollars, partly offset by restaurant closing charges.

•
Foundational Markets and Corporate: In 2016, the constant currency operating income increase reflected Japan's strong performance, partly offset by the net impact of the current and prior year impairment and restructuring charges from the Company's global refranchising and restructuring initiatives. In 2015, the constant currency decrease was due to strategic charges across the segment and weaker results in Japan, as well as higher Corporate selling, general and administrative expenses, including the centralization of certain costs.

•	Operating margin
Operating margin was 31.5% in 2016, 28.1% in 2015 and 29.0% in 2014.

INTEREST EXPENSE
Interest expense increased 39% and 11% in 2016 and 2015, respectively, primarily due to higher average debt balances in connection with the Company's strategy to optimize its capital structure, partly offset by lower average interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2016	2015	2014
Interest income	$(4)	$(9)	$(20)
Foreign currency and hedging activity	(24)	(56)	20
Other expense	22	17	1
Total	$(6)	$(48)	$1
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

22 McDonald's Corporation 2016 Annual Report

PROVISION FOR INCOME TAXES
In 2016, 2015 and 2014, the reported effective income tax rates were 31.7%, 30.9% and 35.5%, respectively.
In 2014, the higher effective income tax rate was primarily due to a change in tax reserves for 2003-2010 resulting from an unfavorable lower tax court ruling in a foreign tax jurisdiction, as well as the impact of changes in tax reserves related to audit progression in multiple foreign tax jurisdictions. These items had a negative impact of 4.1% on the effective tax rate.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $2.0 billion in 2016 and $1.8 billion in 2015. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included in Part II, Item 8, page 34 of this Form 10-K.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $6.1 billion and free cash flow was $4.2 billion in 2016, while cash provided by operations totaled $6.5 billion and free cash flow was $4.7 billion in 2015. In 2016, cash provided by operations decreased $480 million or 7% compared with 2015, primarily due to higher income tax payments primarily outside the U.S. and other working capital changes, partly offset by higher net income. In 2015, cash provided by operations decreased $191 million or 3% compared with 2014 primarily due to lower operating results, including the impact from weaker foreign currencies, and other operating activity, partly offset by changes in working capital.
Cash used for investing activities totaled $982 million in 2016, a decrease of $438 million compared with 2015. The decrease primarily reflected higher proceeds from sales of restaurant businesses. Cash used for investing activities totaled $1.4 billion in 2015, a decrease of $885 million compared with 2014. The decrease primarily reflected lower capital expenditures.
Cash used for financing activities totaled $11.3 billion in 2016, an increase of $12.0 billion compared with 2015, primarily due to a decrease in net borrowings and higher treasury stock purchases. Cash provided by financing activities totaled $735 million in 2015, an increase of $5.4 billion compared with 2014, primarily due to an increase in net borrowings, partly offset by higher treasury stock purchases.
The Company’s cash and equivalents balance was $1.2 billion and $7.7 billion at year end 2016 and 2015, respectively. The decrease was mostly due to higher net borrowings in 2015 that were used for share repurchases in 2016. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2016, the Company opened 896 restaurants and closed 522 restaurants. In 2015, the Company opened 989 restaurants and closed 722 restaurants. The increase in restaurant closings in 2015 reflected a strategic review that resulted in additional closures of under-performing restaurants. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.

Systemwide restaurants at year end

	2016	2015	2014
U.S.	14,155	14,259	14,350
International Lead Markets	6,851	6,802	6,717
High Growth Markets	5,552	5,266	5,031
Foundational Markets & Corporate	10,341	10,198	10,160
Total	36,899	36,525	36,258
Approximately 85% of the restaurants at year-end 2016 were franchised, including 92% in the U.S., 84% in International Lead Markets, 48% in High Growth Markets and 94% in Foundational Markets.
Capital expenditures in 2016 were essentially flat with 2015, primarily due to higher reinvestment related to reimages, offset by fewer new restaurant openings. Capital expenditures decreased $769 million or 30% in 2015, primarily due to fewer new restaurant openings and lower reinvestment at existing restaurants.
Capital expenditures invested in the U.S., International Lead markets and High Growth markets represented over 90% of the total in 2016, 2015 and 2014.
Capital expenditures

In millions	2016	2015	2014
New restaurants	$674	$892	$1,435
Existing restaurants	1,108	842	1,044
Other(1)	39	80	104
Total capital expenditures	$1,821	$1,814	$2,583
Total assets	$31,024	$37,939	$34,227

(1)	Primarily corporate equipment and other office-related expenditures
New restaurant investments in all years were concentrated in markets with strong returns or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.4 million in 2016.
The Company owned approximately 45% of the land and about 70% of the buildings for restaurants in its consolidated markets at year-end 2016 and 2015.
SHARE REPURCHASES AND DIVIDENDS
In 2016, the Company returned $14.2 billion to shareholders through a combination of shares repurchased and dividends paid, marking the achievement of the Company's targeted return of $30 billion for the three-year period ended 2016.
Shares repurchased and dividends

In millions, except per share data	2016	2015	2014
Number of shares repurchased	92.3	61.8	33.1
Shares outstanding at year end	819	907	963
Dividends declared per share	$3.61	$3.44	$3.28

Treasury stock purchases (in Shareholders' equity)	$11,142	$6,182	$3,175
Dividends paid	3,058	3,230	3,216
Total returned to shareholders	$14,200	$9,412	$6,391

McDonald's Corporation 2016 Annual Report 23

In December 2015, the Company’s Board of Directors approved a $15 billion share repurchase program, effective January 1, 2016, with no specified expiration date. In 2016, approximately 92.3 million shares were repurchased for $11.1 billion under the program.
The Company has paid dividends on its common stock for 41 consecutive years and has increased the dividend amount every year. The 2016 full year dividend of $3.61 per share reflects the quarterly dividend paid for each of the first three quarters of $0.89 per share, with an increase to $0.94 per share paid in the fourth quarter. This 6% increase in the quarterly dividend equates to a $3.76 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets decreased $6.9 billion or 18% in 2016 primarily due to lower cash and equivalents. Nearly 85% of total assets were in the U.S., International Lead markets and High Growth markets at year-end 2016. Net property and equipment decreased $1.9 billion in 2016, primarily due to the impact of depreciation and the reclass of the assets of China, Hong Kong, and Taiwan markets to assets of businesses held for sale, partly offset by capital expenditures. Net property and equipment represented about 70% of total assets at year end.
Operating income and month-end asset balances are used to compute return on average assets. For the years ended 2016, 2015 and 2014, return on average assets was 23.0%, 20.9% and 21.8%, respectively.
In 2016, return on average assets increased due to higher operating income and lower average assets. In 2015, return on average assets decreased primarily due to the negative impact of foreign currency translation on operating income, partly offset by lower average assets. Operating income does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about three percentage points for all years presented.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2016 totaled $26.0 billion, compared with $24.1 billion at December 31, 2015. The net increase in 2016 was primarily due to net long-term issuances of $2.7 billion.
Debt highlights(1)

	2016	2015	2014
Fixed-rate debt as a percent of total debt(2,3)	82%	81%	74%
Weighted-average annual interest rate of total debt(3)	3.5	3.8	4.0
Foreign currency-denominated debt as a percent of total debt(2)	34	29	40
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	109	77	54
Cash provided by operations as a percent of total debt(2)	23	27	45

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2016, the Company had $15.0 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has     $2.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). Debt maturing in 2017 is $1.6 billion of long-term corporate debt. The Company plans to issue long-term debt to refinance this maturing debt. As of December 31, 2016, the Company's subsidiaries also had $489 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements, of which $297 million is classified in Liabilities of businesses held for sale on the consolidated balance sheet.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $8.9 billion and $7.0 billion for the years ended December 31, 2016 and 2015, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2016, the Company was required to post an immaterial amount of collateral due to negative fair value of certain

24 McDonald's Corporation 2016 Annual Report

derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2016	2015
Euro	$1,968	$3,974
British Pounds Sterling	1,340	1,333
Australian Dollars	1,393	1,316
Canadian Dollars	1,190	1,096
Japanese Yen	490	363
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2016 levels nor a 10% adverse change in foreign currency rates from 2016 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn about 60% of our operating income. A significant portion of these historical earnings are considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal or state income taxes have been provided on these undistributed foreign earnings. The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $663 million as of December 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2016. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases (1)	Debt obligations (2)	Minimum rent under franchise arrangements (3)
2017	$1,303	$77	$2,690
2018	1,200	1,756	2,617
2019	1,103	3,933	2,540
2020	1,001	2,396	2,426
2021	892	1,555	2,295
Thereafter	6,754	16,349	18,764
Total	$12,253	$26,066	$31,332

(1)
Includes future minimum lease payments for businesses in markets considered held for sale as of the date of the Company's filing of this report on Form 10-K. These lease payments per year (in millions) are as follows: 2017- $251.1; 2018- $206.7; 2019- $178.6; 2020- $157.3; 2021- $136.4; Thereafter- $593.3.

(2)
The maturities include reclassifications of short-term obligations to long-term obligations of $2.5 billion, as they are supported by a long-term line of credit agreement expiring in December 2019. Debt obligations do not include the impact of noncash fair value hedging adjustments, deferred debt costs, and accrued interest.

(3)
Includes future gross minimum rent payments due to the Company from businesses in markets considered held for sale as of the date of the Company's filing of this report on Form 10-K. These rent payments per year (in millions) are as follows: 2017- $91.8; 2018- $90.6; 2019- $87.2; 2020- $84.5; 2021- $81.3; Thereafter- $589.2.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2016, total liabilities for the supplemental plans were $465 million.
In addition, total liabilities for gross unrecognized tax benefits were $924 million at December 31, 2016.
There are certain purchase commitments that are not recognized in the consolidated financial statements and are primarily related to construction, inventory, energy, marketing and other service related arrangements that occur in the normal course of business, and timing of such payments are not

McDonald's Corporation 2016 Annual Report 25

estimable or determinable. The amounts related to these commitments are not significant to the Company’s financial position. Such commitments are generally shorter term in nature and will be funded from operating cash flows.

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

•	Businesses Held for Sale
Assets and liabilities of businesses held for sale on the consolidated balance sheet primarily consist of balances related to businesses in China and Hong Kong. In December 2016, the Company’s Board of Directors approved an agreement for the Company to sell its existing businesses in China and Hong Kong, which comprise over 2,600 restaurants, to a developmental licensee organization. Under the terms of the agreement, the Company will retain a 20% ownership in the business. The Company expects to complete the sale and licensing transaction mid-year 2017, subject to satisfaction of customary conditions, including receipt of any regulatory approvals.
Based on approval by the Board of Directors, the Company concluded that these markets were “held for sale” as of December 31, 2016 in accordance with the requirements of ASC 360 “Property, Plant and Equipment”. Accordingly, the Company has ceased recording depreciation expense with respect to the assets of the China and Hong Kong markets effective January 1, 2017. As of December 31, 2016, total assets relating to businesses in China and Hong Kong were $1.3 billion, of which $217 million was current, and total liabilities were $592 million, most of which was current.

As a result of this sale, the Company expects to record a gain of approximately $700-$900 million reflecting the difference between the net book value of the businesses and an estimated $1.5 billion of cash proceeds to be received at closing, subject to adjustments.

•	Share-based compensation
The Company has a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units ("RSUs") to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and generally amortized over their vesting period. The Company estimates forfeitures when determining the amount of compensation costs to be recognized in each period.
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

26 McDonald's Corporation 2016 Annual Report

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
In 2016, the Company increased the balance of unrecognized tax benefits related to tax positions taken in prior years by $150 million. In 2015, the Company decreased the balance of unrecognized tax benefits related to settlements with taxing authorities by $258 million. See the Income Taxes footnote in the consolidated financial statements for the related tax reconciliations. The most significant new developments in 2015 and 2016 are described below.
In 2015, the Company received an unfavorable decision related to its procedural efforts to appeal a prior year unfavorable lower tax court ruling in a foreign tax jurisdiction related to exempt income matters. As a result of this new information, the Company agreed to settle the issue for 2003-2008 with the tax authorities and the unrecognized tax benefits were reduced by $143 million. No cash payment was made related to this settlement in 2015 as the Company had previously made a payment to the taxing authority. The settlement did not have a material impact on the Company's cash flows, results of operations or financial position. In 2016, the unrecognized tax benefits related to this issue for 2009-2010 were reduced by $57 million as a result of the lapsing of the statute of limitations.
In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report for certain agreed adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010 and the balance of unrecognized tax benefits was reduced by $102 million. Also in 2015, the Company filed a protest with the IRS Appeals Office related to certain disagreed transfer pricing matters related to the Company’s U.S. Federal income tax returns for 2009 and 2010. As of December 31, 2016, the Company had not yet received a response to this protest from the IRS. The Company expects resolution on these issues in either 2017 or 2018. In addition, the Company's 2011 and 2012 U.S. federal income tax returns are currently under examination and the completion of the field audit is expected in 2017.

In 2016, the Company received new information during the progression of tax audits in multiple foreign tax jurisdictions. As a result of this new information, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits of $125 million.
In December 2015, the European Commission opened a formal investigation directly with the Luxembourg government to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and the Company may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. As of December 31, 2016, no decision has been published with respect to this investigation.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification (“ASC”).
Deferred U.S. income taxes have not been recorded for temporary differences totaling $16.0 billion related to investments in certain foreign subsidiaries and corporate affiliates. The temporary differences consist primarily of undistributed earnings that are considered permanently invested in operations outside the U.S. If management's intentions change in the future, deferred taxes may need to be provided.
EFFECTS OF CHANGING PRICES—INFLATION
The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

McDonald's Corporation 2016 Annual Report 27

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2017. Refer to the cautionary statement regarding forward-looking statements in Part 1, Item 1A, page 3, of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 24 of the Form 10-K.

28 McDonald's Corporation 2016 Annual Report

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2016	2015	2014
REVENUES
Sales by Company-operated restaurants	$15,295.0	$16,488.3	$18,169.3
Revenues from franchised restaurants	9,326.9	8,924.7	9,272.0
Total revenues	24,621.9	25,413.0	27,441.3
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	4,896.9	5,552.2	6,129.7
Payroll & employee benefits	4,134.2	4,400.0	4,756.0
Occupancy & other operating expenses	3,667.7	4,024.7	4,402.6
Franchised restaurants-occupancy expenses	1,718.4	1,646.9	1,697.3
Selling, general & administrative expenses	2,384.5	2,434.3	2,487.9
Other operating (income) expense, net	75.7	209.4	18.6
Total operating costs and expenses	16,877.4	18,267.5	19,492.1
Operating income	7,744.5	7,145.5	7,949.2
Interest expense-net of capitalized interest of $7.1, $9.4 and $14.7	884.8	638.3	576.4
Nonoperating (income) expense, net	(6.3)	(48.5)	0.8
Income before provision for income taxes	6,866.0	6,555.7	7,372.0
Provision for income taxes	2,179.5	2,026.4	2,614.2
Net income	$4,686.5	$4,529.3	$4,757.8
Earnings per common share–basic	$5.49	$4.82	$4.85
Earnings per common share–diluted	$5.44	$4.80	$4.82
Dividends declared per common share	$3.61	$3.44	$3.28
Weighted-average shares outstanding–basic	854.4	939.4	980.5
Weighted-average shares outstanding–diluted	861.2	944.6	986.3
See Notes to consolidated financial statements.

McDonald's Corporation 2016 Annual Report 29

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2016	2015	2014
Net income	$4,686.5	$4,529.3	$4,757.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(272.8)	(1,347.4)	(1,971.6)
Reclassification of (gain) loss to net income	94.0	1.3	15.2
Foreign currency translation adjustments-net of tax benefit (expense) of $(264.4), $(209.8), and $(196.0)	(178.8)	(1,346.1)	(1,956.4)
Cash flow hedges:
Gain (loss) recognized in AOCI	18.5	22.2	40.1
Reclassification of (gain) loss to net income	(15.6)	(33.2)	(6.8)
Cash flow hedges-net of tax benefit (expense) of $(1.6), $6.2, and $(18.2)	2.9	(11.0)	33.3
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(47.1)	(5.4)	(26.6)
Reclassification of (gain) loss to net income	9.9	2.4	2.4
Defined benefit pension plans-net of tax benefit (expense) of $(10.0), $1.3, and $7.7	(37.2)	(3.0)	(24.2)

Total other comprehensive income (loss), net of tax	(213.1)	(1,360.1)	(1,947.3)

Comprehensive income	$4,473.4	$3,169.2	$2,810.5

See Notes to consolidated financial statements.

30 McDonald's Corporation 2016 Annual Report

Consolidated Balance Sheet

In millions, except per share data	December 31, 2016	2015
ASSETS
Current assets
Cash and equivalents	$1,223.4	$7,685.5
Accounts and notes receivable	1,474.1	1,298.7
Inventories, at cost, not in excess of market	58.9	100.1
Prepaid expenses and other current assets	565.2	558.7
Assets of businesses held for sale	1,527.0	—
Total current assets	4,848.6	9,643.0
Other assets
Investments in and advances to affiliates	725.9	792.7
Goodwill	2,336.5	2,516.3
Miscellaneous	1,855.3	1,869.1
Total other assets	4,917.7	5,178.1
Property and equipment
Property and equipment, at cost	34,443.4	37,692.4
Accumulated depreciation and amortization	(13,185.8)	(14,574.8)
Net property and equipment	21,257.6	23,117.6
Total assets	$31,023.9	$37,938.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$756.0	$874.7
Income taxes	267.2	154.8
Other taxes	266.3	309.0
Accrued interest	247.5	233.1
Accrued payroll and other liabilities	1,159.3	1,378.8
Current maturities of long-term debt	77.2	—
Liabilities of businesses held for sale	694.8	—
Total current liabilities	3,468.3	2,950.4
Long-term debt	25,878.5	24,122.1
Other long-term liabilities	2,064.3	2,074.0
Deferred income taxes	1,817.1	1,704.3
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,757.9	6,533.4
Retained earnings	46,222.7	44,594.5
Accumulated other comprehensive income	(3,092.9)	(2,879.8)
Common stock in treasury, at cost; 841.3 and 753.8 million shares	(52,108.6)	(41,176.8)
Total shareholders’ equity (deficit)	(2,204.3)	7,087.9
Total liabilities and shareholders’ equity (deficit)	$31,023.9	$37,938.7
See Notes to consolidated financial statements.

McDonald's Corporation 2016 Annual Report 31

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2016	2015	2014
Operating activities
Net income	$4,686.5	$4,529.3	$4,757.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,516.5	1,555.7	1,644.5
Deferred income taxes	(538.6)	(1.4)	(90.7)
Share-based compensation	131.3	110.0	112.8
Other	96.9	177.6	369.5
Changes in working capital items:
Accounts receivable	(159.0)	(180.6)	27.0
Inventories, prepaid expenses and other current assets	28.1	44.9	(4.9)
Accounts payable	89.8	(15.0)	(74.7)
Income taxes	169.7	(64.4)	3.3
Other accrued liabilities	38.4	383.0	(14.3)
Cash provided by operations	6,059.6	6,539.1	6,730.3
Investing activities
Capital expenditures	(1,821.1)	(1,813.9)	(2,583.4)
Purchases of restaurant businesses	(109.5)	(140.6)	(170.5)
Sales of restaurant businesses	975.6	341.1	403.1
Sales of property	82.9	213.1	86.8
Other	(109.5)	(19.7)	(40.9)
Cash used for investing activities	(981.6)	(1,420.0)	(2,304.9)
Financing activities
Net short-term borrowings	(286.2)	589.7	510.4
Long-term financing issuances	3,779.5	10,220.0	1,540.6
Long-term financing repayments	(822.9)	(1,054.5)	(548.1)
Treasury stock purchases	(11,171.0)	(6,099.2)	(3,198.6)
Common stock dividends	(3,058.2)	(3,230.3)	(3,216.1)
Proceeds from stock option exercises	299.4	317.2	235.4
Excess tax benefit on share-based compensation	—	51.1	70.9
Other	(3.0)	(58.7)	(12.8)
Cash provided by (used for) financing activities	(11,262.4)	735.3	(4,618.3)
Effect of exchange rates on cash and equivalents	(103.7)	(246.8)	(527.9)
Cash and equivalents increase (decrease)	(6,288.1)	5,607.6	(720.8)
Cash balance of businesses held for sale at end of year	(174.0)	—	—
Cash and equivalents at beginning of year	7,685.5	2,077.9	2,798.7
Cash and equivalents at end of year	$1,223.4	$7,685.5	$2,077.9
Supplemental cash flow disclosures
Interest paid	$873.5	$640.8	$573.2
Income taxes paid	2,387.5	1,985.4	2,388.3
See Notes to consolidated financial statements.

32 McDonald's Corporation 2016 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2013	1,660.6	$16.6	$5,994.1	$41,751.2	$(142.7)	$(2.3)	$572.6	(670.2)	$(32,179.8)	$16,009.7
Net income				4,757.8						4,757.8
Other comprehensive income (loss), net of tax					(24.2)	33.3	(1,956.4)			(1,947.3)
Comprehensive income										2,810.5
Common stock cash dividends ($3.28 per share)				(3,216.1)						(3,216.1)
Treasury stock purchases								(33.1)	(3,175.3)	(3,175.3)
Share-based compensation			112.8							112.8
Stock option exercises and other (including tax benefits of $70.2)			132.2	1.6				5.6	178.0	311.8
Balance at December 31, 2014	1,660.6	16.6	6,239.1	43,294.5	(166.9)	31.0	(1,383.8)	(697.7)	(35,177.1)	12,853.4
Net income				4,529.3						4,529.3
Other comprehensive income (loss), net of tax					(3.0)	(11.0)	(1,346.1)			(1,360.1)
Comprehensive income										3,169.2
Common stock cash dividends ($3.44 per share)				(3,230.3)						(3,230.3)
Treasury stock purchases								(61.8)	(6,182.2)	(6,182.2)
Share-based compensation			110.0							110.0
Stock option exercises and other (including tax benefits of $44.8)			184.3	1.0				5.7	182.5	367.8
Balance at December 31, 2015	1,660.6	16.6	6,533.4	44,594.5	(169.9)	20.0	(2,729.9)	(753.8)	(41,176.8)	7,087.9
Net income				4,686.5						4,686.5
Other comprehensive income (loss), net of tax					(37.2)	2.9	(178.8)			(213.1)
Comprehensive income										4,473.4
Common stock cash dividends ($3.61 per share)				(3,058.2)						(3,058.2)
Treasury stock purchases								(92.3)	(11,141.5)	(11,141.5)
Share-based compensation			131.3							131.3
Stock option exercises and other (including tax benefits of $0.6)			93.2	(0.1)				4.8	209.7	302.8
Balance at December 31, 2016	1,660.6	$16.6	$6,757.9	$46,222.7	$(207.1)	$22.9	$(2,908.7)	(841.3)	$(52,108.6)	$(2,204.3)
See Notes to consolidated financial statements.

McDonald's Corporation 2016 Annual Report 33

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2016	2015	2014
Conventional franchised	21,559	21,147	20,774
Developmental licensed	6,300	5,529	5,228
Foreign affiliated	3,371	3,405	3,542
Franchised	31,230	30,081	29,544
Company-operated	5,669	6,444	6,714
Systemwide restaurants	36,899	36,525	36,258
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.
The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which required reflecting any adjustments as of January 1, 2016. The primary impact of adoption was the recognition of excess tax benefits as a reduction to the provision for income taxes.
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
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company anticipates ASU 2016-02 to have a material impact on the consolidated balance sheet. Upon adoption, a portion of our franchise related revenue may be subject to the allocation provisions outlined in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". We are currently evaluating the specific implementation requirements, if any, for allocating consideration within our lessor contracts in accordance with ASU 2014-09. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”. The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company anticipates that ASU 2016-16 may have a material impact on the Company’s consolidated balance sheet, but little to no impact on the consolidated statement of income or the Company’s cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to clarify the definition of a business to assist organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company elected to early adopt ASU 2017-1 in the fourth quarter 2016.  The adoption of this standard did not have a material impact on the Company’s financial statements.
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

34 McDonald's Corporation 2016 Annual Report

In May 2014, the FASB issued guidance codified in the Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition". The core principal of the standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted.
The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective transition method upon adoption.
The Company does not believe the standard will impact its recognition of revenue from company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. While we continue to assess the potential impacts to other less significant revenue transactions, we currently believe the standard will change the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized.
As noted above, the Company's current accounting policy is to recognize initial franchise fees when "earned" per the contract terms, which is currently when a new store opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial fees received will likely be recognized over the franchise term.
We do not anticipate this impact to be material to the Company’s consolidated statement of income, and the cumulative catch-up adjustment to be recorded as deferred revenue upon adoption is expected to be approximately 2% of the Company's consolidated long-term liabilities. No impact to the Company's consolidated statement of cash flows is expected as the initial fees will continue to be collected upon store opening date or the beginning of a new franchise term.
Upon adoption of ASU 2016-02, “Leases (Topic 842)," a portion of our franchise related revenue may be subject to the allocation provisions outlined within the revenue recognition standard. We are currently evaluating the specific implementation requirements, if any, for allocating consideration within our lessor contracts in accordance with the revenue recognition standard.
FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.

ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2016–$645.8; 2015–$718.7; 2014–$808.2. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2016–$88.8; 2015–$113.8; 2014–$98.7. Costs related to the Olympics sponsorship are included in these expenses for 2016 and 2014. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets.
SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2016	2015	2014
Share-based compensation expense	$131.3	$110.0	$112.8
After tax	$89.6	$76.0	$72.8
Earnings per common share-diluted	$0.11	$0.08	$0.08
Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2016, there was $89.6 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2016, 2015 and 2014 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2016	2015	2014
Expected dividend yield	3.0%	3.6%	3.3%
Expected stock price volatility	19.2%	18.8%	20.0%
Risk-free interest rate	1.2%	1.7%	2.0%
Expected life of options (in years)	5.9	6.0	6.1
Fair value per option granted	$13.65	$10.43	$12.23

McDonald's Corporation 2016 Annual Report 35

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–three to 12 years.
BUSINESSES HELD FOR SALE
Assets and liabilities of businesses held for sale on the consolidated balance sheet primarily consist of balances related to businesses in China and Hong Kong. In December 2016, the Company’s Board of Directors approved an agreement for the Company to sell its existing businesses in China and Hong Kong, which comprise over 2,600 restaurants, to a developmental licensee. Under the terms of the agreement, the Company will retain a 20% ownership in the business. The Company expects to complete the sale and licensing transaction mid-year 2017, subject to satisfaction of customary conditions, including receipt of any regulatory approvals.
Based on approval by the Board of Directors, the Company concluded that these markets were “held for sale” as of December 31, 2016 in accordance with the requirements of ASC 360 “Property, Plant and Equipment”. Accordingly, the Company has ceased recording depreciation expense with respect to the assets of the China and Hong Kong markets effective January 1, 2017. As of December 31, 2016, total assets relating to businesses in China and Hong Kong were $1.3 billion, of which $217 million was current, and total liabilities were $592 million, most of which was current.
As a result of this sale, the Company expects to record a gain of approximately $700-$900 million reflecting the difference between the net book value of the businesses and an estimated $1.5 billion of cash proceeds to be received at closing, subject to adjustments.
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
The following table presents the 2016 activity in goodwill by segment:

In millions	U.S.	International Lead Markets	High Growth Markets	Foundational Markets & Corporate	Consolidated
Balance at December 31, 2015	$1,293.4	$698.1	$322.4	$202.4	$2,516.3
Net restaurant purchases (sales)	(10.1)	3.3	3.0	(67.1)	(70.9)
Impairment losses	—	—	—	(39.9)	(39.9)
Currency translation		(20.2)	(7.7)	(4.0)	(31.9)
Assets of businesses held for sale	—	—	(37.6)	0.5	(37.1)
Balance at December 31, 2016	$1,283.3	$681.2	$280.1	$91.9	$2,336.5
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Accumulated impairment losses at December 31, 2016 and 2015 were $96.6 million and $94.1 million, respectively.

36 McDonald's Corporation 2016 Annual Report

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
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2016
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$134.3	$47.0	$181.3
Derivative liabilities		$(5.6)	$(5.6)

December 31, 2015
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$139.9	$65.4	$205.3
Derivative liabilities		$(44.4)	$(44.4)

*	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2016, the Company recorded fair value adjustments to its long-lived assets, primarily to goodwill, based on Level 3 inputs which includes the use of a discounted cash flow valuation approach.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2016, the fair value of the Company’s debt obligations was estimated at $27.5 billion, compared to a carrying amount of $26.0 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.
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

McDonald's Corporation 2016 Annual Report 37

The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of December 31, 2016 and 2015:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2016	2015	Balance Sheet Classification	2016	2015
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$31.7	$55.0	Accrued payroll and other liabilities	$(2.0)	$(22.5)
Interest rate	Prepaid expenses and other current assets	1.0	—
Foreign currency	Miscellaneous other assets	2.5	0.6	Other long-term liabilities	(0.1)	(13.0)
Interest rate	Miscellaneous other assets	1.7	5.3	Other long-term liabilities	(1.6)	(3.4)
Total derivatives designated as hedging instruments		$36.9	$60.9		$(3.7)	$(38.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$134.3	$0.3	Accrued payroll and other liabilities	$(1.9)	$—
Foreign currency	Prepaid expenses and other current assets	10.1	4.2	Accrued payroll and other liabilities	—	(5.5)
Equity	Miscellaneous other assets	—	139.9
Total derivatives not designated as hedging instruments		$144.4	$144.4		$(1.9)	$(5.5)
Total derivatives		$181.3	$205.3		$(5.6)	$(44.4)
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The Company's fair value hedges convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At December 31, 2016, $2.5 billion of the Company's outstanding fixed-rate debt was effectively converted. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2016.

Derivatives in Hedging Relationships	Gain (Loss) Recognized In Earnings on Hedging Derivative		Gain (Loss) Recognized In Earnings on Hedged Items

In millions	2016	2015	2016	2015
Interest rate	$(1.8)	$(3.4)	$1.8	$3.4
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

	Gain (Loss) Recognized in AOCI (Effective Portion)		Gain (Loss) Reclassified From AOCI Into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Derivatives in Hedging Relationships

In millions	2016	2015	2016	2015	2016	2015
Foreign currency	$28.6	$35.3	$24.6	$53.0	$—	$22.9
Interest rate(1)	—	—	(0.5)	(0.5)	—	—
	$28.6	$35.3	$24.1	$52.5	$—	$22.9
(1)The amount of gain (loss) reclassified from AOCI into earnings is recorded in interest expense.

38 McDonald's Corporation 2016 Annual Report

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt. The agreements are intended to reduce the impact of interest rate changes on future interest expense.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. When the U.S. dollar strengthens against foreign currencies, the decline in value of future foreign denominated royalties is offset by gains in the fair value of the foreign currency forwards and/or foreign currency options. Conversely, when the U.S. dollar weakens, the increase in the value of future foreign denominated royalties is offset by losses in the fair value of the foreign currency forwards and/or foreign currency options. Although the fair value changes in the foreign currency options may fluctuate over the period of the contract, the Company’s total loss on a foreign currency option is limited to the upfront premium paid for the contract; however, the potential gains on a foreign currency option are unlimited. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2016, the Company had derivatives outstanding with an equivalent notional amount of $632.0 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
The Company recorded after tax adjustments to the cash flow hedging component of AOCI in shareholders’ equity. The Company recorded an increase of $2.9 million for the year ended December 31, 2016 and a decrease of $11.0 million for the year ended December 31, 2015. Based on interest rates and foreign exchange rates at December 31, 2016, there is $22.9 million in after-tax cumulative cash flow hedging gains which is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the foreign currency translation component of AOCI, as well as the offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries and affiliates are liquidated or sold. As of December 31, 2016, $8.6 billion of third party foreign currency denominated debt, $3.3 billion of intercompany foreign currency denominated debt, and $393.0 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

Derivatives in Hedging Relationships	Gain (Loss) Recognized in AOCI (Effective Portion)

In millions	2016	2015
Foreign currency denominated debt	$654.9	$668.1
Foreign currency derivatives	9.9	79.1
	$664.8	$747.2

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

Derivatives Not Designated for Hedge Accounting	Gain (Loss) Recognized in Earnings

In millions	2016	2015
Foreign currency	$4.3	$14.6
Equity	26.0	38.9
	$30.3	$53.5
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2016 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2016, the Company was required to post an immaterial amount of collateral due to negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
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

McDonald's Corporation 2016 Annual Report 39

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2016–6.8; 2015–5.2; 2014–5.8. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2016–1.2; 2015–1.0; 2014–5.3.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission ("SEC"). In January 2017, the Company’s Board of Directors approved and the Company entered into a definitive agreement with a developmental licensee organization to sell its existing businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") in connection with the Company's refranchising initiatives. The Nordics comprise nearly 450 restaurants, the vast majority of which are operated by independent franchisees. The Company expects to complete the transaction around the end of the first quarter, subject to satisfaction of customary conditions.
Based on approval by the Board of Directors, the Company concluded the Nordics was “held for sale” in accordance with the requirements of ASC 360 "Property, Plant and Equipment". Accordingly, the Company has ceased recording depreciation expense with respect to the Nordics effective January 26, 2017. As of December 31, 2016, the Nordics' total assets and total liabilities were $439 million and $64 million, respectively. Cash proceeds upon the completion of the sale are estimated to be approximately $450 million. No significant gains or losses are expected to be recognized upon the close of the transaction. There were no other subsequent events that required recognition or disclosure.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2016	2015
Land	$5,465.0	$5,582.5
Buildings and improvements on owned land	13,695.2	14,011.7
Buildings and improvements on leased land	11,511.9	12,892.9
Equipment, signs and seating	3,270.9	4,658.5
Other	500.4	546.8
Property and equipment, at cost (1)	34,443.4	37,692.4
Accumulated depreciation and amortization (1)	(13,185.8)	(14,574.8)
Net property and equipment	$21,257.6	$23,117.6
(1) In 2016, balances exclude $2.3 billion of property and equipment, at cost and $1.2 billion of accumulated depreciation and amortization that was reclassified to assets of businesses held for sale on the consolidated balance sheet in connection with the pending sale of the Company's businesses in China, Hong Kong, and Taiwan.
Depreciation and amortization expense for property and equipment was (in millions): 2016–$1,390.7; 2015–$1,438.0; 2014–$1,539.3.

Other Operating (Income) Expense, Net

In millions	2016	2015	2014
Gains on sales of restaurant businesses	$(283.4)	$(145.9)	$(137.4)
Equity in (earnings) losses of unconsolidated affiliates	(54.8)	146.8	8.9
Asset dispositions and other (income) expense, net	72.3	(26.6)	108.2
Impairment and other charges (gains), net	341.6	235.1	38.9
Total	$75.7	$209.4	$18.6

▪	Gains on sales of restaurant businesses
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

▪	Impairment and other charges (gains), net
Impairment and other charges (gains), net includes the losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value. Charges associated with strategic initiatives, such as refranchising and restructuring activities are also included. In addition, as the Company continues to make progress towards its long-term global refranchising targets, the realized gains/losses from the sale of McDonald's businesses in certain markets are reflected in this category.

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

40 McDonald's Corporation 2016 Annual Report

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
Revenues from franchised restaurants consisted of:

In millions	2016	2015	2014
Rents	$6,107.6	$5,860.6	$6,106.7
Royalties	3,129.9	2,980.7	3,085.1
Initial fees	89.4	83.4	80.2
Revenues from franchised restaurants	$9,326.9	$8,924.7	$9,272.0
Future gross minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total (1)
2017	$1,319.1	$1,370.5	$2,689.6
2018	1,290.6	1,327.0	2,617.6
2019	1,261.0	1,279.1	2,540.1
2020	1,219.9	1,205.9	2,425.8
2021	1,167.5	1,127.4	2,294.9
Thereafter	10,018.5	8,745.2	18,763.7
Total minimum payments	$16,276.6	$15,055.1	$31,331.7
(1) Includes future gross minimum rent payments due to the Company from businesses in markets considered held for sale as of the date of the Company's filing of this report on Form 10-K. These rent payments per year (in millions) are as follows: 2017- $91.8; 2018- $90.6; 2019- $87.2; 2020- $84.5; 2021- $81.3; Thereafter- $589.2.
At December 31, 2016, net property and equipment under franchise arrangements totaled $16.3 billion (including land of $4.5 billion) after deducting accumulated depreciation and amortization of $7.6 billion.

Leasing Arrangements

At December 31, 2016, the Company was the lessee at 14,763 restaurant locations through ground leases (the Company leases the land and the Company or franchisee owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under non-cancelable leases covering certain offices and vehicles.
The following table provides detail of rent expense:

In millions	2016	2015	2014
Company-operated restaurants:
U.S.	$48.6	$59.2	$61.3
Outside the U.S.	613.3	652.7	708.3
Total	661.9	711.9	769.6
Franchised restaurants:
U.S.	471.2	463.7	446.3
Outside the U.S.	589.8	565.0	610.1
Total	1,061.0	1,028.7	1,056.4
Other	91.3	98.4	106.3
Total rent expense	$1,814.2	$1,839.0	$1,932.3
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2016–$135.0; 2015–$146.6; 2014–$164.2. Franchised restaurants: 2016–$186.4; 2015–$178.8; 2014–$182.8.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total (1)
2017	$1,233.6	$69.4	$1,303.0
2018	1,139.4	60.5	1,199.9
2019	1,049.9	52.6	1,102.5
2020	957.5	43.3	1,000.8
2021	854.6	37.3	891.9
Thereafter	6,644.1	110.3	6,754.4
Total minimum payments	$11,879.1	$373.4	$12,252.5
(1) Includes future minimum lease payments for businesses in markets considered held for sale as of the date of the Company's filing of this report on Form 10-K. These lease payments per year (in millions) are as follows: 2017- $251.1; 2018- $206.7; 2019- $178.6; 2020- $157.3; 2021- $136.4; Thereafter- $593.3.

McDonald's Corporation 2016 Annual Report 41

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2016	2015	2014
U.S.	$2,059.4	$2,597.8	$2,681.9
Outside the U.S.	4,806.6	3,957.9	4,690.1
Income before provision for income taxes	$6,866.0	$6,555.7	$7,372.0
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2016	2015	2014
U.S. federal	$1,046.6	$1,072.3	$1,124.8
U.S. state	121.3	139.5	148.4
Outside the U.S.	1,550.2	816.0	1,431.7
Current tax provision	2,718.1	2,027.8	2,704.9
U.S. federal	(122.1)	6.8	(81.8)
U.S. state	14.1	(3.9)	(6.2)
Outside the U.S.	(430.6)	(4.3)	(2.7)
Deferred tax provision	(538.6)	(1.4)	(90.7)
Provision for income taxes	$2,179.5	$2,026.4	$2,614.2
Net deferred tax liabilities consisted of:

In millions	December 31, 2016	2015
Property and equipment	$1,459.8	$1,751.7
Unrealized foreign exchange gains	630.9	455.6
Intangible liabilities	445.2	464.7
Other	287.6	268.5
Total deferred tax liabilities	2,823.5	2,940.5
Property and equipment	(650.2)	(472.7)
Employee benefit plans	(395.0)	(390.1)
Intangible assets	(170.7)	(222.6)
Deferred foreign tax credits	(316.8)	(289.2)
Operating loss carryforwards	(292.7)	(419.8)
Other	(338.6)	(297.0)
Total deferred tax assets before valuation allowance	(2,164.0)	(2,091.4)
Valuation allowance	168.0	322.4
Net deferred tax liabilities	$827.5	$1,171.5
Balance sheet presentation:
Deferred income taxes	$1,817.1	$1,704.3
Other assets-miscellaneous	(804.0)	(532.8)
Liabilities of businesses held for sale	(185.6)	—
Net deferred tax liabilities	$827.5	$1,171.5

At December 31, 2016, the Company had net operating loss carryforwards of $1.1 billion, of which $0.8 billion has an indefinite carryforward. The remainder will expire at various dates from 2017 to 2031.
The Company's effective income tax rate is typically lower than the U.S. statutory tax rate primarily because non-U.S. income is generally subject to local statutory country tax rates that are below the 35% U.S. statutory tax rate and reflect the impact of global transfer pricing.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.5	1.6	1.6
Foreign income taxed at different rates	(6.5)	(4.9)	(4.8)
Taxes related to unfavorable lower tax court ruling and audit progression in foreign tax jurisdictions	1.2	—	4.1
Cash repatriation	—	(2.3)	(1.2)
Other, net	0.5	1.5	0.8
Effective income tax rates	31.7%	30.9%	35.5%
As of December 31, 2016 and 2015, the Company’s gross unrecognized tax benefits totaled $924.1 million and $781.2 million, respectively. After considering the deferred tax accounting impact, it is expected that about $630 million of the total as of December 31, 2016 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2016	2015
Balance at January 1	$781.2	$988.1
Decreases for positions taken in prior years	(37.1)	(49.9)
Increases for positions taken in prior years	150.1	30.5
Increases for positions related to the current year	116.6	83.7
Settlements with taxing authorities	(17.7)	(258.0)
Lapsing of statutes of limitations	(69.0)	(13.2)
Balance at December 31(1)	$924.1	$781.2

(1)
Of this amount, $890.0 million and $704.0 million are included in Other long-term liabilities for 2016 and 2015, respectively, and $9.0 million and $21.9 million are included in Current liabilities - income taxes for 2016 and 2015, respectively, on the consolidated balance sheet. The remainder is included in Deferred income taxes on the consolidated balance sheet.

In 2015, the Company filed a protest with the Internal Revenue Service ("IRS") Appeals Office related to certain disagreed transfer pricing matters related to the Company's U.S. federal income tax return audits for 2009 and 2010. As of December 31, 2016, the Company has not yet received a response to this protest from the IRS. In addition, the Company's 2011 and 2012 U.S. federal income tax returns are currently under examination. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $250 million within the next 12 months, of which up to $10 million could favorably affect the effective tax rate. This would be due to the possible settlement of the 2009 and 2010 IRS protest, receipt of the 2011 and 2012 Revenue Agent Report, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In addition, it is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit

42 McDonald's Corporation 2016 Annual Report

balance, we believe that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $117.0 million and $83.6 million accrued for interest and penalties at December 31, 2016 and 2015, respectively. The Company recognized interest and penalties related to tax matters of $41.7 million in 2016, $21.1 million in 2015, and $87.9 million in 2014, which are included in the provision for income taxes.
Deferred U.S. income taxes have not been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. These temporary differences were approximately $16.0 billion at December 31, 2016 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Employee Benefit Plans

Effective January 1, 2017, the Company’s Profit Sharing and Savings Plan was renamed the McDonald’s 401k Plan. The 401k Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows participants to make pre-tax contributions that are matched each pay period (with an annual true-up) from shares released under the leveraged Employee Stock Ownership Plan ("ESOP") and employer cash contributions.
All current account balances, future contributions and related earnings can be invested in eight investment alternatives as well as McDonald’s stock in accordance with each participant’s investment elections. Future participant contributions are limited to 20% investment in McDonald’s stock. Participants may choose to make separate investment choices for current account balances and future contributions.

The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the 401k Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401k Plan. Total liabilities were $464.9 million at December 31, 2016, and $487.6 million at December 31, 2015, and were primarily included in other long-term liabilities on the consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2016, derivatives with a fair value of $134.3 million indexed to the Company's stock and a total return swap with a notional amount of $186.9 million indexed to certain market indices were included at their fair value in Prepaid expenses and other current assets on the consolidated balance sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401k Plan, including nonqualified benefits and related hedging activities, were (in millions): 2016–$24.8; 2015–$24.0; 2014–$29.1. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2016–$46.0; 2015–$53.4; 2014–$54.4.
The total combined liabilities for international retirement plans were $65.6 million and $76.0 million at December 31, 2016 and 2015, respectively. Other post-retirement benefits and post- employment benefits were immaterial.

McDonald's Corporation 2016 Annual Report 43

Segment and Geographic Information

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. The following reporting segments reflect how management reviews and evaluates operating performance:

▪	U.S. - the Company's largest segment.

▪	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets.

▪
High Growth Markets - markets the Company believes have relatively higher restaurant expansion and franchising potential including China, Italy, Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets.

▪
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which the Company believes have the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

In millions	2016	2015	2014
U.S.	$8,252.7	$8,558.9	$8,651.0
International Lead Markets	7,223.4	7,614.9	8,544.5
High Growth Markets	6,160.7	6,172.8	6,845.2
Foundational Markets & Corporate	2,985.1	3,066.4	3,400.6
Total revenues	$24,621.9	$25,413.0	$27,441.3
U.S.	$3,768.7	$3,612.0	$3,522.5
International Lead Markets	2,838.4	2,712.6	3,034.5
High Growth Markets	1,048.8	841.1	933.9
Foundational Markets & Corporate	88.6	(20.2)	458.3
Total operating income	$7,744.5	$7,145.5	$7,949.2
U.S.	$11,960.6	$11,806.1	$11,872.1
International Lead Markets	9,112.5	11,136.3	12,538.4
High Growth Markets	5,208.6	5,248.6	5,866.0
Foundational Markets & Corporate	4,742.2	9,747.7	3,950.9
Total assets	$31,023.9	$37,938.7	$34,227.4
U.S.	$586.7	$533.2	$736.1
International Lead Markets	635.6	596.1	792.1
High Growth Markets	493.2	540.5	804.8
Foundational Markets & Corporate	105.6	144.1	250.4
Total capital expenditures	$1,821.1	$1,813.9	$2,583.4
U.S.	$510.3	$515.2	$512.2
International Lead Markets	451.6	460.9	521.2
High Growth Markets	362.0	363.9	387.8
Foundational Markets & Corporate	192.6	215.7	223.3
Total depreciation and amortization	$1,516.5	$1,555.7	$1,644.5
Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2016–$25,200.4; 2015– $27,607.8; 2014–$29,264.7; U.S. based: 2016–$11,689.7; 2015–$11,940.4; 2014–$11,883.1.

44 McDonald's Corporation 2016 Annual Report

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2016, the Company had a $2.5 billion line of credit agreement expiring in December 2019 with fees of 0.070% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 2.2% at December 31, 2016 (based on $192.0 million of foreign currency bank line borrowings and $799.8 million of commercial paper) and 2.0% at December 31, 2015 (based on $731.6 million of foreign currency bank line borrowings and $869.6 million of commercial paper).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2016	2015	2016	2015
Fixed		4.0%	4.0%	$13,889.7	$14,190.6
Floating		3.4	3.3	3,249.8	3,019.6
Total U.S. Dollars	2017-2045			17,139.5	17,210.2
Fixed		1.7	2.4	6,127.5	3,951.9
Floating		0.3	0.3	1,170.9	665.9
Total Euro	2017-2029			7,298.4	4,617.8
Total British Pounds Sterling - Fixed	2020-2054	5.3	5.3	921.3	1,100.1
Total Chinese Renminbi - Floating(2)		—	4.3	—	491.8
Fixed		2.9	2.9	106.9	104.0
Floating		—	0.3	—	208.0
Total Japanese Yen	2030			106.9	312.0
Fixed		0.5	2.1	416.9	264.7
Floating		2.2	3.1	182.7	229.7
Total other currencies(3)	2017-2056			599.6	494.4
Debt obligations before fair value adjustments and deferred debt costs(4)				26,065.7	24,226.3
Fair value adjustments(5)				—	1.8
Deferred debt costs				(110.0)	(106.0)
Total debt obligations				$25,955.7	$24,122.1

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	2016 excludes $297 million of Short-Term borrowings that was reclassified to liabilities of businesses held for sale on the consolidated balance sheet.

(3)	Primarily consists of Swiss Francs and Korean Won.

(4)
Aggregate maturities for 2016 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2017–$77.2; 2018–$1,756.0; 2019–$3,932.7; 2020–$2,395.8; 2021–$1,555.2; Thereafter–$16,348.8. These amounts include a reclassification of short-term obligations totaling $2.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2019.

(5)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

McDonald's Corporation 2016 Annual Report 45

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units (RSUs) to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 57.5 million at December 31, 2016, including 34.1 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $184.9 million, $202.9 million and $258.9 million, respectively. Cash received from stock options exercised during 2016 was $299.4 million and the tax benefit realized from stock options exercised totaled $54.5 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2016, 2015 and 2014, and changes during the years then ended, is presented in the following table:

	2016				2015		2014
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	21.9	$84.76			23.4	$77.99	25.1	$69.15
Granted	4.3	117.10			4.3	97.33	3.9	95.13
Exercised	(4.0)	75.30			(5.1)	62.59	(5.1)	46.09
Forfeited/expired	(0.7)	106.50			(0.7)	96.76	(0.5)	94.56
Outstanding at end of year	21.5	$92.25	6.2	$633.9	21.9	$84.76	23.4	$77.99
Exercisable at end of year	13.4	$83.80	4.9	$507.5	13.4		14.4
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
A summary of the Company’s RSU activity during the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

	2016		2015		2014
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	2.4	$83.50	2.2	$83.49	2.0	$78.89
Granted	0.7	109.86	0.9	87.03	0.9	85.12
Vested	(0.8)	79.54	(0.5)	88.78	(0.6)	69.29
Forfeited	(0.4)	88.45	(0.2)	85.82	(0.1)	85.16
Nonvested at end of year	1.9	$94.13	2.4	$83.50	2.2	$83.49
The total fair value of RSUs vested during 2016, 2015 and 2014 was $99.3 million, $49.4 million and $54.9 million, respectively. The tax benefit realized from RSUs vested during 2016 was $29.6 million.

46 McDonald's Corporation 2016 Annual Report

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30			Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2016	2015	2016		2015	2016	2015	2016	(1)	2015
Revenues
Sales by Company-operated restaurants	$3,652.8	$4,030.2	$3,972.1		$4,282.9	$3,916.6	$4,261.1	$3,753.5		$3,914.1
Revenues from franchised restaurants	2,376.1	2,311.1	2,452.0		2,332.2	2,348.4	2,236.6	2,150.4		2,044.8
Total revenues	6,028.9	6,341.3	6,424.1		6,615.1	6,265.0	6,497.7	5,903.9		5,958.9
Company-operated margin	616.9	611.6	732.6		675.2	668.5	664.8	578.2		559.8
Franchised margin	1,941.3	1,894.9	2,014.4		1,916.1	1,917.5	1,825.6	1,735.3		1,641.2
Operating income	1,969.0	1,880.4	2,137.3		2,030.3	1,857.9	1,849.3	1,780.3		1,385.5
Net income	$1,193.4	$1,206.2	$1,275.4		$1,309.2	$1,092.9	$1,202.4	$1,124.8		$811.5
Earnings per common share—basic	$1.45	$1.32	$1.52		$1.41	$1.27	$1.26	$1.27		$0.84
Earnings per common share—diluted	$1.44	$1.31	$1.50		$1.40	$1.25	$1.26	$1.25		$0.84
Dividends declared per common share	$—	$0.89	$1.83	(2)	$0.85	$0.89	$0.85	$0.89		$0.85
Weighted-average common shares—basic	823.7	914.1	841.4		930.3	864.0	953.2	888.9		960.6
Weighted-average common shares—diluted	829.7	919.9	847.7		934.8	871.2	957.6	896.3		965.5
Market price per common share:
High	$124.00	$120.23	$128.60		$101.88	$131.96	$101.08	$126.96		$101.09
Low	110.33	97.13	113.96		87.50	116.08	94.02	112.71		88.77
Close	121.72	118.14	115.36		98.53	120.34	95.07	125.68		97.44
(1) The Company elected to early adopt ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the second quarter 2016, which required reflection of any adjustments as of January 1, 2016. As such, the quarter ended March 31, 2016 presented here has been recasted to include the impact of adoption of the recognition of excess tax benefits as a reduction to the provision for income taxes of $26.2 million, and a benefit to earnings per common share - basic and diluted of $0.03 and $0.02, respectively.
(2) Includes an $0.89 per share dividend declared and paid in third quarter, and a $0.94 per share dividend declared in third quarter and paid in fourth quarter.

McDonald's Corporation 2016 Annual Report 47

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2016, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2016, 2015 and 2014 and the Company’s internal control over financial reporting as of December 31, 2016. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
March 1, 2017

48 McDonald's Corporation 2016 Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McDonald’s Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), McDonald’s Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2017

McDonald's Corporation 2016 Annual Report 49

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
We have audited McDonald's Corporation's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). McDonald’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, McDonald’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of McDonald’s Corporation as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2017

50 McDonald's Corporation 2016 Annual Report

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), over the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
During the third quarter 2016, the Company commenced a phased initiative to transition some transaction-processing activities within certain accounting processes to a third-party service provider. The Company is performing the implementation in the ordinary course of business to increase efficiency. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. Over time, this initiative is expected to continue to enhance the Company's internal control over financial reporting, but in the short-term may increase the Company's risk. Except for these ongoing changes, there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2016. We will post any amendments to or any waivers for directors and executive officers from provisions of the Company's Standards of Business Conduct or Code of Conduct for the Board of Directors on the Company’s website at www.aboutmcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 9 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2016. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,430,608	(1)	$92.40	34,112,990
Equity compensation plans not approved by security holders	—		—	—
Total	23,430,608		$92.40	34,112,990

(1)
Includes 8,407,342 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 13,102,849 stock options and 1,920,417 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

McDonald's Corporation 2016 Annual Report 51

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

ITEM 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 28 through 46 of this Form 10-K.

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

(a)
Directors' Deferred Compensation Plan, amended and restated effective as of May 26, 2016, incorporated herein by reference from Exhibit 10(a)(i) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

	(b)	McDonald’s Deferred Compensation Plan, effective January 1, 2017, filed herewith.**

(c)
McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of September 1, 2001, incorporated herein by reference from Exhibit 10(c) of Form 10-K (File No. 001-05231), for the year ended December 31, 2001.**

(i)
First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective as of January 1, 2002, incorporated herein by reference from Exhibit 10(c)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2002.**

(ii)
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.**

52 McDonald's Corporation 2016 Annual Report

(d)
McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective July 1, 2008, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

(i)
First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(h)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2008.**

(ii)
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective February 9, 2011, incorporated herein by reference from Exhibit 10(h)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2010.**

(e)
McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

(f)
McDonald’s Corporation 2009 Cash Incentive Plan, effective as of May 27, 2009, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

(g) McDonald's Corporation Target Incentive Plan, effective January 1, 2013, incorporated herein by reference from Exhibit 10(j) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(h)
McDonald's Corporation Cash Performance Unit Plan, effective February 13, 2013, incorporated herein by reference from Exhibit 10(k) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(i)
Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Exhibit 10(j) of Form 10-K (File No. 001-05231), for the year ended December 31, 2011.**

(j)
Form of Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(n) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(k)
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
Third Amendment to the McDonald's Corporation Severance Plan, effective as of July 15, 2016, incorporated herein by reference from Exhibit 10(l)(iii) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(l) Description of Restricted Stock Units granted to Andrew J. McKenna, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2015.**

(m)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(n)
Retirement and Consulting Agreement between Donald Thompson and the Company, effective March 1, 2015, incorporated herein by reference from Exhibit 99 to Form 8-K (File No. 001-05231), filed on March 3, 2015.**

(o)
Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012
Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(aa) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

(p)
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

McDonald's Corporation 2016 Annual Report 53

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

ITEM 16. Form 10-K Summary

None.

54 McDonald's Corporation 2016 Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and
Chief Financial Officer

March 1, 2017
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 1st day of March, 2017:
Signature, Title

By	/s/ Lloyd H. Dean
Lloyd H. Dean
Director

By	/s/ Stephen J. Easterbrook
Stephen J. Easterbrook
President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Margaret H. Georgiadis
Margaret H. Georgiadis
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Chairman of the Board and Director

By	/s/ Catherine Hoovel
Catherine Hoovel
Corporate Vice President – Chief Accounting Officer
(Principal Accounting Officer)

By	/s/ Jeanne P. Jackson
Jeanne P. Jackson
Director

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

By	/s/ Walter E. Massey
Walter E. Massey
Director

Signature, Title

By	/s/ John J. Mulligan
John J. Mulligan
Director

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ Miles D. White
Miles D. White
Director

McDonald's Corporation 2016 Annual Report 55