Form 10-Q
period 2017-03-31
MCDONALDS CORP
filed 2017-05-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

815,070,168
(Number of shares of common stock
outstanding as of March 31, 2017)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and equivalents	$2,412.2	$1,223.4
Accounts and notes receivable	1,336.7	1,474.1
Inventories, at cost, not in excess of market	56.8	58.9
Prepaid expenses and other current assets	552.0	565.2
Assets of businesses held for sale	1,549.5	1,527.0
Total current assets	5,907.2	4,848.6
Other assets
Investments in and advances to affiliates	766.5	725.9
Goodwill	2,299.2	2,336.5
Miscellaneous	1,933.3	1,855.3
Total other assets	4,999.0	4,917.7
Property and equipment
Property and equipment, at cost	34,451.5	34,443.4
Accumulated depreciation and amortization	(13,237.4)	(13,185.8)
Net property and equipment	21,214.1	21,257.6
Total assets	$32,120.3	$31,023.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$678.4	$756.0
Income taxes	497.4	267.2
Other taxes	275.3	266.3
Accrued interest	276.4	247.5
Accrued payroll and other liabilities	878.4	1,159.3
Current maturities of long-term debt	222.9	77.2
Liabilities of businesses held for sale	391.9	694.8
Total current liabilities	3,220.7	3,468.3
Long-term debt	26,984.2	25,878.5
Other long-term liabilities	2,139.0	2,064.3
Deferred income taxes	1,807.2	1,817.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,809.6	6,757.9
Retained earnings	46,666.9	46,222.7
Accumulated other comprehensive income (loss)	(2,705.0)	(3,092.9)
Common stock in treasury, at cost; 845.6 and 841.3 million shares	(52,818.9)	(52,108.6)
Total shareholders’ equity (deficit)	(2,030.8)	(2,204.3)
Total liabilities and shareholders’ equity (deficit)	$32,120.3	$31,023.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2017	2016
Revenues
Sales by Company-operated restaurants	$3,411.9	$3,753.5
Revenues from franchised restaurants	2,264.0	2,150.4
Total revenues	5,675.9	5,903.9
Operating costs and expenses
Company-operated restaurant expenses	2,816.4	3,175.3
Franchised restaurants-occupancy expenses	430.1	415.1
Selling, general & administrative expenses	521.3	578.0
Other operating (income) expense, net	(125.9)	(44.8)
Total operating costs and expenses	3,641.9	4,123.6
Operating income	2,034.0	1,780.3
Interest expense	218.6	218.3
Nonoperating (income) expense, net	7.9	(14.4)
Income before provision for income taxes	1,807.5	1,576.4
Provision for income taxes	592.7	451.6
Net income	$1,214.8	$1,124.8
Earnings per common share-basic	$1.48	$1.27
Earnings per common share-diluted	$1.47	$1.25
Dividends declared per common share	$0.94	$0.89
Weighted-average shares outstanding-basic	818.8	888.9
Weighted-average shares outstanding-diluted	825.2	896.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2017	2016
Net income	$1,214.8	$1,124.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	287.6	479.8
Reclassification of (gain) loss to net income	109.0	18.3
Foreign currency translation adjustments-net of tax benefit (expense) of $44.5 and $70.9	396.6	498.1
Cash flow hedges:
Gain (loss) recognized in AOCI	(7.1)	(10.0)
Reclassification of (gain) loss to net income	(3.9)	(10.8)
Cash flow hedges-net of tax benefit (expense) of $6.2 and $11.8	(11.0)	(20.8)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(0.3)	(0.9)
Reclassification of (gain) loss to net income	2.6	0.8
Defined benefit pension plans-net of tax benefit (expense) of $(0.5) and $0.0	2.3	(0.1)
Total other comprehensive income (loss), net of tax	387.9	477.2
Comprehensive income (loss)	$1,602.7	$1,602.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2017	2016
Operating activities
Net income	$1,214.8	$1,124.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	325.3	383.7
Deferred income taxes	85.9	31.6
Share-based compensation	22.7	40.5
Other	(112.7)	(52.5)
Changes in working capital items	8.0	217.1
Cash provided by operations	1,544.0	1,745.2
Investing activities
Capital expenditures	(427.7)	(391.8)
Purchases of restaurant businesses	(3.1)	(25.4)
Sales of restaurant businesses	545.8	160.0
Sales of property	65.3	13.1
Other	(42.2)	(11.8)
Cash provided by (used for) investing activities	138.1	(255.9)
Financing activities
Net short-term borrowings	(769.2)	(809.6)
Long-term financing issuances	1,993.0	0.7
Long-term financing repayments	(402.1)	(213.5)
Treasury stock purchases	(748.0)	(4,311.7)
Common stock dividends	(770.6)	(780.8)
Proceeds from stock option exercises	116.2	131.3
Other	(6.5)	4.9
Cash used for financing activities	(587.2)	(5,978.7)
Effect of exchange rates on cash and cash equivalents	54.7	114.0
Cash and equivalents increase (decrease)	1,149.6	(4,375.4)
Cash balance of businesses held for sale at beginning of period	174.0	—
Cash balance of businesses held for sale at end of period	(134.8)	—
Cash and equivalents at beginning of period	1,223.4	7,685.5
Cash and equivalents at end of period	$2,412.2	$3,310.1
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2017 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2017	2016
Conventional franchised	21,168	21,209
Developmental licensed	6,800	5,618
Foreign affiliated	3,360	3,370
Total Franchised	31,328	30,197
Company-operated	5,577	6,270
Systemwide restaurants	36,905	36,467
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.4 million shares and 7.4 million shares for the first quarter 2017 and 2016, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 4.6 million shares and 4.2 million shares for the first quarter 2017 and 2016, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2016 Annual Report on Form 10-K.
At March 31, 2017, the fair value of the Company’s debt obligations was estimated at $28.8 billion, compared to a carrying amount of $27.2 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Total derivatives designated as hedging instruments	$20.5	$36.9	$(5.4)	$(3.7)
Total derivatives not designated as hedging instruments	134.1	144.4	(5.8)	(1.9)
Total derivatives	$154.6	$181.3	$(11.2)	$(5.6)
The following table presents the pretax amounts affecting income and other comprehensive income (“OCI”) for the three months ended March 31, 2017 and 2016, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative(1)

In millions	2017	2016	2017	2016	2017	2016
Cash Flow Hedges	$(11.1)	$(16.1)	$6.1	$16.5	$—	$—
Net Investment Hedges	$(158.7)	$(318.2)	$(109.0)	$(18.3)
Undesignated derivatives					$3.3	$(5.1)

(1)	Includes amounts excluded from effectiveness testing, ineffectiveness, and undesignated gains (losses).

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At March 31, 2017, $2.0 billion of the Company's outstanding fixed-rate debt was effectively converted. For the three months ended March 31, 2017, the Company recognized a $2.8 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards and foreign currency options to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2017, the Company had derivatives outstanding with an equivalent notional amount of $656.8 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at March 31, 2017, the $11.9 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2017, $8.8 billion of the Company's third party foreign currency denominated debt, $3.4 billion of intercompany foreign currency denominated debt and $883.7 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2017 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2017, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Businesses Held for Sale
Assets and liabilities of businesses held for sale on the condensed consolidated balance sheet primarily consist of balances related to businesses in China and Hong Kong. In December 2016, the Company’s Board of Directors approved an agreement for the Company to sell its existing businesses in China and Hong Kong, which comprise over 2,600 restaurants, to a developmental licensee. Under the terms of the agreement, the Company will retain a 20% ownership in the business, and as such, will report results for China and Hong Kong as an affiliate post-closing. The Company expects to complete the sale and licensing transaction in the second half of 2017, subject to satisfaction of customary conditions, including receipt of required regulatory approvals.
Based on approval by the Board of Directors, the Company concluded that these markets were “Held for Sale” as of December 31, 2016 in accordance with the requirements of ASC 360 “Property, Plant and Equipment.” Accordingly, the Company has ceased recording depreciation expense with respect to the assets of the China and Hong Kong markets effective January 1, 2017. As of March 31, 2017, total assets relating to businesses in China and Hong Kong were $1.3 billion, of which $212 million was current, and total liabilities were $302 million, most of which was current.
As a result of this sale, the Company expects to record a gain of approximately $700-$900 million reflecting the difference between the net book value of the businesses and approximately $1.5 billion of cash proceeds to be received at closing, subject to adjustments.
At the end of the first quarter 2017, the Company completed the transaction to sell its existing businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") to a developmental licensee organization. Cash proceeds upon the completion of the sale were approximately $450 million. No significant gains or losses were recognized at the close of the transaction.

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

•
Foundational Markets & Corporate - the remaining markets in the McDonald's system, each of which the Company believes has the potential to operate under a largely franchised model. Corporate activities are also reported within this segment.

The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended
	March 31,
In millions	2017	2016
Revenues
U.S.	$1,929.0	$2,019.9
International Lead Markets	1,643.5	1,728.5
High Growth Markets	1,537.2	1,442.2
Foundational Markets & Corporate	566.2	713.3
Total revenues	$5,675.9	$5,903.9
Operating Income
U.S.	$947.9	$840.2
International Lead Markets	666.6	654.2
High Growth Markets	300.7	220.9
Foundational Markets & Corporate	118.8	65.0
Total operating income	$2,034.0	$1,780.3

Recently Issued Accounting Standards
Intangibles
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of ASU 2017-04.

Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company anticipates that ASU 2016-16 will have a material impact on the Company’s consolidated balance sheet, primarily resulting in additional deferred tax assets. The Company expects little to no impact on the consolidated statement of income or the Company’s cash flows.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company anticipates ASU 2016-02 to have a material impact on the consolidated balance sheet. Upon adoption, a portion of our franchise related revenue may be subject to the allocation provisions outlined in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." We are currently evaluating the specific implementation requirements, if any, for allocating consideration within our lessor contracts in accordance with ASU 2014-09. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows.
Revenue Recognition
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." The core principal of the standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted.
The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective method upon adoption.
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
The Company's current accounting policy is to recognize initial franchise fees when "earned" per the contract terms, which is when a new store opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial fees received will likely be recognized over the franchise term.
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
Upon adoption of ASU 2016-02, a portion of our franchise related revenue may be subject to the allocation provisions outlined within the revenue recognition standard. We are currently evaluating the specific implementation requirements, if any, for allocating consideration within our lessor contracts in accordance with the revenue recognition standard.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,905 restaurants in 120 countries at March 31, 2017, 31,328 were licensed to franchisees (comprised of 21,168 franchised to conventional franchisees, 6,800 licensed to developmental licensees and 3,360 licensed to foreign affiliates (“affiliates”) – primarily in Japan) and 5,577 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the quarter ended March 31, 2017, the U.S., the International Lead Markets and the High Growth Markets accounted for 34%, 29% and 27% of total revenues, respectively.
Strategic Direction
In 2017, the Company began to shift focus from revitalizing the business to longer-term growth with the announcement of its customer-centric growth strategy - the Velocity Growth Plan. This plan outlines actions to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value. The Company is accelerating efforts to retain existing customers, regain lapsed customers and convert casual customers to committed customers and believes that its greatest opportunities are at the heart of the brand - in its food, value and customer experience.
In an effort to continue to improve food taste and quality, the Company announced plans to serve fresh quarter-pound beef patties, prepared when ordered, in U.S. restaurants by mid-2018. In addition, the Company has expanded its premium beef offerings, including the launch of Signature Crafted sandwiches in the U.S. and Gourmet Creations in Australia.
To provide a more accessible and personalized customer experience, the Company is prioritizing the following accelerators designed to drive further growth:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization and technology, in order to transform the restaurant service experience and drive incremental customer visits and higher average check.
•Digital. Places renewed emphasis on improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens its relationships with customers by evolving the technology platform to simplify how customers order, pay and are served through additional functionality on its global mobile app and self-order kiosks, as well as table service and curb-side pick-up. Mobile order and pay will be launched in 20,000 restaurants in some of our largest markets, including the U.S. by the end of 2017.
•Delivery. Offers a platform with added convenience, bringing McDonald's food to customers on their terms. The Company is conducting various pilot tests globally and plans to scale quickly based on these results. In the U.S., the Company will expand to additional cities in the second quarter.
Financial Performance
Financial performance in the first quarter reflected meaningful top-line performance across all segments, as evidenced by an increase in global comparable sales of 4.0% for the quarter, marking the Company's seventh consecutive quarter of positive global comparable sales. The Company continues to enhance the strength and stability of its business by evolving to a more heavily franchised organization. This shift in ownership structure has reduced capital and G&A needs going forward, and focuses the Company on driving top-line growth.
In the U.S., first quarter comparable sales increased 1.7%, building upon strong prior year results that benefited from the launch of All Day Breakfast. The U.S. continues to strengthen its foundation as it executes strategic menu, value and convenience initiatives, with first quarter performance benefiting from the expansion of All Day Breakfast offerings, along with the Big Mac and beverage value promotions.
Comparable sales for the International Lead segment increased 2.8% for the quarter, primarily driven by continued momentum in the U.K. and Canada's successful launch of All Day Breakfast.
In the High Growth segment, comparable sales for the quarter increased 3.8%, led by strong performance in China and positive results across the entire segment.
The Company also had strong bottom-line performance, as consolidated operating income benefited from stronger operating performance and G&A savings across all segments, a gain from the strategic sale of a restaurant property in the U.S. and improved performance in Japan. The quarter also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with accounting rules, met Held for Sale criteria and ceased recording depreciation.
First Quarter 2017 Highlights:

•	Global comparable sales increased 4.0%, reflecting positive comparable sales in all segments while up against an extra day in 2016 due to leap year

•	Consolidated revenues decreased 4% (3% in constant currencies), due to the impact of refranchising

•	Consolidated operating income increased 14% (16% in constant currencies)

•	Diluted earnings per share of $1.47 increased 18% (19% in constant currencies)

•	Returned $1.6 billion to shareholders through share repurchases and dividends in connection with our target to return between $22 and $24 billion to shareholders for the three-year period ending 2019
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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2017, costs for the total basket of goods are expected to increase about 0.5- 1.5% in the U.S. and increase about 2.0% in the International Lead segment.

•
The Company expects full-year 2017 selling, general and administrative expenses to decrease about 7-8% in constant currencies with fluctuations expected between the quarters. This projected decrease includes incentive-based compensation costs of less than $300 million.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2017 to increase about 5% compared with 2016 due to higher average debt balances.

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

In addition, the Company has certain long-term targets that are detailed in its Form 10-K for the year ended December 31, 2016.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2017
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,411.9	(9)%
Revenues from franchised restaurants	2,264.0	5
Total revenues	5,675.9	(4)
Operating costs and expenses
Company-operated restaurant expenses	2,816.4	(11)
Franchised restaurants-occupancy expenses	430.1	4
Selling, general & administrative expenses	521.3	(10)
Other operating (income) expense, net	(125.9)	n/m
Total operating costs and expenses	3,641.9	(12)
Operating income	2,034.0	14
Interest expense	218.6	0
Nonoperating (income) expense, net	7.9	n/m
Income before provision for income taxes	1,807.5	15
Provision for income taxes	592.7	31
Net income	$1,214.8	8%
Earnings per common share-basic	$1.48	17%
Earnings per common share-diluted	$1.47	18%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2017	2016	2017
Revenues	$5,675.9	$5,903.9	$(42.8)
Company-operated margins	595.5	578.2	(8.8)
Franchised margins	1,833.9	1,735.3	(24.7)
Selling, general & administrative expenses	521.3	578.0	3.3
Operating income	2,034.0	1,780.3	(31.7)
Net income	1,214.8	1,124.8	(18.1)
Earnings per share-diluted	$1.47	$1.25	$(0.02)
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weaker British Pound.

Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 8% (10% in constant currencies) to $1,214.8 million, and diluted earnings per share increased 18% (19% in constant currencies) to $1.47. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
Results for the quarter benefited from stronger operating performance and G&A savings across all segments, a gain from the strategic sale of a restaurant property in the U.S., and improved performance in Japan. The quarter also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with accounting rules, met Held for Sale criteria and ceased recording depreciation.
Diluted earnings per share benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 6.3 million shares of stock for $795.7 million and paid a quarterly dividend of $0.94 per share, or $770.6 million.

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

REVENUES
Dollars in millions
Quarters Ended March 31,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$835.6	$966.4	(14)%	(14)%
International Lead Markets	941.2	1,051.6	(10)	(6)
High Growth Markets	1,345.3	1,264.8	6	4
Foundational Markets & Corporate	289.8	470.7	(38)	(40)
Total	$3,411.9	$3,753.5	(9)%	(9)%
Franchised revenues
U.S.	$1,093.4	$1,053.5	4%	4%
International Lead Markets	702.3	676.9	4	7
High Growth Markets	191.9	177.4	8	11
Foundational Markets & Corporate	276.4	242.6	14	16
Total	$2,264.0	$2,150.4	5%	7%
Total revenues
U.S.	$1,929.0	$2,019.9	(5)%	(5)%
International Lead Markets	1,643.5	1,728.5	(5)	(1)
High Growth Markets	1,537.2	1,442.2	7	5
Foundational Markets & Corporate	566.2	713.3	(21)	(21)
Total	$5,675.9	$5,903.9	(4)%	(3)%

•	Revenues: Revenues decreased 4% (3% in constant currencies) for the quarter due to the impact of refranchising, partly offset by strong comparable sales.

•	U.S.: Revenues decreased due to the impact of refranchising, partly offset by positive comparable sales.

•	International Lead Markets: Revenues decreased due to the impact of refranchising, mostly offset by strong comparable sales growth in the U.K. and Canada.

•	High Growth Markets: Revenues increased due to positive comparable sales across all markets and expansion in China, partly offset by the impact of refranchising.

Comparable Sales and Guest Counts

The following table presents the percent change in comparable sales for the quarters ended March 31, 2017 and 2016:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,	2017	2016
U.S.	1.7%	5.4%
International Lead Markets	2.8	5.2
High Growth Markets	3.8	3.6
Foundational Markets & Corporate	10.7	11.0
Total	4.0%	6.2%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 0.6% and 1.8% for the quarters ended 2017 and 2016, respectively.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2017:

SYSTEMWIDE SALES
Quarter Ended March 31, 2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	2%	2%
International Lead Markets	1	4
High Growth Markets	8	8
Foundational Markets & Corporate	11	12
Total	4%	5%
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$7,979.2	$7,710.0	3%	3%
International Lead Markets	4,042.9	3,905.2	4	6
High Growth Markets	1,237.1	1,124.8	10	13
Foundational Markets & Corporate	3,999.3	3,376.1	18	20
Total*	$17,258.5	$16,116.1	7%	8%

*
Sales from developmental licensed restaurants and foreign affiliated markets where the Company earns a royalty based on a percent of sales totaled $3,732.0 million and $3,061.8 million for the quarters 2017 and 2016, respectively. Results reflected very strong performance in Japan and positive performance across many markets. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2017	2016	2017	2016
Franchised
U.S.	81.6%	82.1%	$891.9	$865.3	3%	3%
International Lead Markets	79.5	79.1	558.1	535.4	4	7
High Growth Markets	69.4	68.2	133.1	120.9	10	13
Foundational Markets & Corporate	90.7	88.1	250.8	213.7	17	20
Total	81.0%	80.7%	$1,833.9	$1,735.3	6%	7%
Company-operated
U.S.	15.3%	14.2%	$128.1	$136.8	(6)%	(6)%
International Lead Markets	20.1	19.7	189.0	207.6	(9)	(4)
High Growth Markets	17.1	13.4	230.3	169.4	36	36
Foundational Markets & Corporate	16.6	13.7	48.1	64.4	(25)	(27)
Total	17.5%	15.4%	$595.5	$578.2	3%	5%

•
Franchised: Franchised margin dollars increased $98.6 million or 6% (7% in constant currencies) for the quarter. The quarter benefited from expansion and the impact of refranchising, as well as strong comparable sales performance.

•	U.S.: The decrease in the franchised margin percent was due to higher occupancy costs, partly offset by positive comparable sales.

•	International Lead Markets: The increase in the franchised margin percent reflected the benefit from positive comparable sales performance.

•	High Growth Markets: The increase in the franchised margin percent was due to the impact of refranchising and strong comparable sales performance, partly offset by higher occupancy costs.

•
Company-operated: Company-operated margin dollars increased $17.3 million or 3% (5% in constant currencies) for the quarter. The quarter benefited by approximately $42 million due to ceasing depreciation on assets considered Held for Sale, primarily in China and Hong Kong. The Company expects a similar benefit at least through the second quarter.

•	U.S.: The increase in the Company-operated margin percent was due to a higher average check mostly driven by promotional activity in the quarter, partly offset by higher labor and occupancy costs.

•	International Lead Markets: The increase in the Company-operated margin percent was primarily due to positive comparable sales, partly offset by higher labor and occupancy costs.

•
High Growth Markets: The increase in the Company-operated margin percent was due to positive comparable sales and improved restaurant profitability, which benefited from the lower depreciation in China and Hong Kong, and prior year VAT reform in China. This increase was partly offset by higher labor costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2017	2016
Food & paper	31.9%	32.6%
Payroll & employee benefits	27.8	27.7
Occupancy & other operating expenses	22.8	24.3
Total expenses	82.5%	84.6%
Company-operated margins	17.5%	15.4%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $56.7 million or 10% (9% in constant currencies) for the quarter. The decrease was primarily due to lower employee-related costs resulting from the Company's ongoing G&A initiatives.

•	Selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.5% for 2017 compared with 2.9% for 2016.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2017	2016
Gains on sales of restaurant businesses	$(60.0)	$(59.6)
Equity in (earnings) losses of unconsolidated affiliates	(40.9)	3.7
Asset dispositions and other (income) expense, net	(24.5)	9.9
Impairment and other charges (gains), net	(0.5)	1.2
Total	$(125.9)	$(44.8)

•	Equity in earnings of unconsolidated affiliates increased mainly due to improved performance in Japan.

•	The change in asset dispositions and other income was primarily due to a gain from the strategic sale of a restaurant property in the U.S. in 2017.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2017	2016	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$947.9	$840.2	13%	13%
International Lead Markets	666.6	654.2	2	6
High Growth Markets	300.7	220.9	36	38
Foundational Markets & Corporate	118.8	65.0	83	89
Total	$2,034.0	$1,780.3	14%	16%

•	Operating Income: Operating income increased $253.7 million or 14% (16% in constant currencies) for the quarter.

•
U.S.: The increase in operating income reflected G&A savings resulting from the Company's recent restructuring initiatives, a gain from the strategic sale of a restaurant property and higher franchised margin dollars.

•	International Lead Markets: The constant currency operating income increase for the quarter was primarily due to sales-driven improvements in franchised margin dollars across most markets.

•
High Growth Markets: The constant currency operating income increase was driven by improved restaurant profitability in China and sales-driven performance across the segment. The quarter included a benefit of approximately $40 million due to the depreciation benefit in China and Hong Kong.

•	Foundational Markets & Corporate: The constant currency operating income increase reflected sales-driven improvements in franchised margin dollars across most markets and Japan's improved performance.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 35.8% and 30.2% for the quarters ended 2017 and 2016, respectively.
Interest Expense

•
Interest expense was relatively flat for the quarter primarily reflecting higher average debt balances in connection with the Company's strategy to optimize its capital structure, offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2017	2016
Interest income	$1.8	$(3.8)
Foreign currency and hedging activity	(1.9)	(12.1)
Other (income) expense, net	8.0	1.5
Total	$7.9	$(14.4)
Income Taxes

•
The effective income tax rate was 32.8% and 28.7% for the quarters ended 2017 and 2016, respectively. The higher effective income tax rate in 2017 was primarily due to changes in tax reserves resulting from audit progression, as well as current year tax costs associated with the Company's refranchising initiatives.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.5 billion and exceeded capital expenditures by $1.1 billion for the first quarter 2017. Cash provided by operations decreased $201 million compared with the first quarter 2016, primarily due to changes in working capital, including higher incentive-based compensation and income tax payments, partly offset by improved operating results.
Cash provided by investing activities totaled $138 million for the first quarter 2017, an increase of $394 million compared with the first quarter 2016, primarily due to proceeds associated with the sale of the Company's existing businesses in the Nordics.
Cash used for financing activities totaled $0.6 billion for the first quarter 2017, a decrease of $5.4 billion compared with the first quarter 2016, primarily due to lower treasury stock purchases and an increase in net borrowings.
Debt obligations at March 31, 2017 totaled $27.2 billion compared with $26.0 billion at December 31, 2016. The increase was primarily due to net debt issuances.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Part I, Item 1, page 9 of this Form 10-Q.

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
If we do not successfully evolve and execute against our business strategies, we may not be able to increase operating income.
To drive future results, we must pursue business strategies that are effective in delivering increased guest counts to drive operating income growth. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our more adaptive organizational structure to execute against our initiatives at an accelerated pace;

•	Strengthen customer appeal and augment our digital initiatives through the modernization of our existing restaurants, particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants; and

•	Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Activities relating to our refranchising and cost savings initiatives remain ongoing and entail various risks, including the risk that they may not be successful in achieving improved performance.
Our previously announced refranchising and cost saving initiatives remain ongoing. As we continue on those initiatives, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our ability to complete pending transactions with capable third parties. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies through the consolidation of global, back-office functions. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
We will continue to build upon our investments in EOTF, which focus on restaurant modernization and technology and digital engagement in order to transform the restaurant experience. As we accelerate our pace of converting restaurants to EOTF, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We may not fully realize the intended benefits of these significant investments, or these initiatives may not be well executed, and therefore our business results may suffer.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation and consumer preferences (such as food offerings and methods to order and pay) in the “informal eating out” (IEO) segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.

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
Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
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
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require System-wide coordination and alignment. If we are not effective in addressing social responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents or practices that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals, and we will likely continue to modify our strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
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
Our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a shift to a greater percentage of franchised restaurants, in a timely manner or at all, will depend on various factors. Those factors include our ability to timely and effectively select franchisees and/or licensees that meet our rigorous standards, to complete transactions on favorable terms, to achieve any needed regulatory approvals for those transactions and to manage associated risks. It will also depend on the performance of our franchisees, and whether the resulting ownership mix supports our financial objectives.
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

Information technology system failures or interruptions, or breaches of network security, may interrupt our operations.
We are increasingly reliant on technological systems, such as point-of-sale and other in-store systems or platforms, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, customers or with independent third parties to conduct our business, including technology-enabled solutions provided to us by third parties. Any failure of these systems could significantly impact our operations and customer experience and perceptions.
Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. The third party solutions also present the risks faced by the third party’s business, including the credit risk of those parties. If those systems or solutions were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations.
Furthermore, security breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third party providers. These may include such things as unauthorized access, denial of service, computer viruses, introduction of malware and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers and employees as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in system disruptions, shutdowns, theft or unauthorized disclosure of confidential information. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and criminal penalties or civil liabilities.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or changes in trade-related tariffs or controls, government-mandated closure of our, our franchisees' or our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. In the short term, the decision has created volatility in certain foreign currency exchange rates, and the resulting depression in those exchange rates may continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including to the extent that corporate tax reform becomes a key component of budgetary initiatives in the United States or elsewhere. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supply, fuel, utilities and distribution, and other operating costs, including labor. Any volatility in certain commodity prices could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans and operations. These regulations include product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers (particularly given varying requirements and practices for testing and disclosure).
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

•
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

•
Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence, driven in part by expectations about our performance; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

•	The impact of our stock repurchase program or dividend rate; and

•
The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we implement our strategies in light of changing business, legal and tax considerations and evolve our corporate structure.

Events such as severe weather conditions, natural disasters, hostilities and social unrest, among others, can adversely affect our results and prospects.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding this matter.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company’s transition of some transaction-processing activities related to certain accounting processes with a third-party service provider is ongoing.  The Company commenced this transition in the ordinary course to increase efficiency and was not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting.  Over time, this initiative is expected to continue to enhance the Company’s internal control over financial reporting, but in the short-term may increase the Company’s risk.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2017	868,876	$120.88	868,876	$3,753,539,593
February 1-28, 2017	146,115	125.75	146,115	3,735,165,174
March 1-31, 2017	5,236,643	128.39	5,236,643	3,062,838,262
Total	6,251,634	$127.28	6,251,634

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

	(b)	McDonald’s Deferred Compensation Plan, effective January 1, 2017, incorporated herein by reference from Exhibit 10(b) of Form 10-K (file No. 001-05231), for the year ended December 31, 2016.**

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

Exhibit Number	Description

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
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(m)
Form of 2015 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(aa) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2015.**

(n)
Offer Letter between Christopher Kempczinski and the Company, dated September 23, 2015, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(o) Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, filed herewith.

(12)	Computation of Ratios.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
May 8, 2017	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer