Form 10-Q
period 2017-06-30
MCDONALDS CORP
filed 2017-08-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

809,996,613
(Number of shares of common stock
outstanding as of June 30, 2017)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and equivalents	$2,392.4	$1,223.4
Accounts and notes receivable	1,457.3	1,474.1
Inventories, at cost, not in excess of market	56.7	58.9
Prepaid expenses and other current assets	597.5	565.2
Assets of businesses held for sale	1,388.6	1,527.0
Total current assets	5,892.5	4,848.6
Other assets
Investments in and advances to affiliates	779.7	725.9
Goodwill	2,345.2	2,336.5
Miscellaneous	2,078.5	1,855.3
Total other assets	5,203.4	4,917.7
Property and equipment
Property and equipment, at cost	35,397.9	34,443.4
Accumulated depreciation and amortization	(13,708.6)	(13,185.8)
Net property and equipment	21,689.3	21,257.6
Total assets	$32,785.2	$31,023.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$536.0	$756.0
Income taxes	212.9	267.2
Other taxes	284.9	266.3
Accrued interest	223.6	247.5
Accrued payroll and other liabilities	948.0	1,159.3
Current maturities of long-term debt	209.9	77.2
Liabilities of businesses held for sale	328.0	694.8
Total current liabilities	2,743.3	3,468.3
Long-term debt	28,150.9	25,878.5
Other long-term liabilities	2,229.9	2,064.3
Deferred income taxes	1,661.7	1,817.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,916.7	6,757.9
Retained earnings	47,300.6	46,222.7
Accumulated other comprehensive income (loss)	(2,486.4)	(3,092.9)
Common stock in treasury, at cost; 850.6 and 841.3 million shares	(53,748.1)	(52,108.6)
Total shareholders’ equity (deficit)	(2,000.6)	(2,204.3)
Total liabilities and shareholders’ equity (deficit)	$32,785.2	$31,023.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2017	2016	2017	2016
Revenues
Sales by Company-operated restaurants	$3,569.6	$3,916.6	$6,981.5	$7,670.1
Revenues from franchised restaurants	2,480.1	2,348.4	4,744.1	4,498.8
Total revenues	6,049.7	6,265.0	11,725.6	12,168.9
Operating costs and expenses
Company-operated restaurant expenses	2,903.3	3,248.1	5,719.7	6,423.4
Franchised restaurants-occupancy expenses	438.0	430.9	868.1	846.0
Selling, general & administrative expenses	525.4	596.1	1,046.7	1,174.1
Other operating (income) expense, net	(112.1)	132.0	(238.0)	87.2
Total operating costs and expenses	3,754.6	4,407.1	7,396.5	8,530.7
Operating income	2,295.1	1,857.9	4,329.1	3,638.2
Interest expense	230.9	223.9	449.5	442.2
Nonoperating (income) expense, net	2.8	(16.2)	10.7	(30.6)
Income before provision for income taxes	2,061.4	1,650.2	3,868.9	3,226.6
Provision for income taxes	666.3	557.3	1,259.0	1,008.9
Net income	$1,395.1	$1,092.9	$2,609.9	$2,217.7
Earnings per common share-basic	$1.72	$1.27	$3.20	$2.53
Earnings per common share-diluted	$1.70	$1.25	$3.17	$2.51
Dividends declared per common share	$0.94	$0.89	$1.88	$1.78
Weighted-average shares outstanding-basic	811.6	864.0	815.2	876.4
Weighted-average shares outstanding-diluted	819.2	871.2	822.3	883.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Net income	$1,395.1	$1,092.9	$2,609.9	$2,217.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	245.7	(275.5)	533.3	204.3
Reclassification of (gain) loss to net income	(4.6)	—	104.4	18.3
Foreign currency translation adjustments-net of tax benefit (expense) of $227.6, $(168.2), $272.1, and $(97.3)	241.1	(275.5)	637.7	222.6
Cash flow hedges:
Gain (loss) recognized in AOCI	(23.2)	2.9	(30.3)	(7.1)
Reclassification of (gain) loss to net income	(2.0)	(1.2)	(5.9)	(12.0)
Cash flow hedges-net of tax benefit (expense) of $14.3, $(1.1),$20.5, and $10.7	(25.2)	1.7	(36.2)	(19.1)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	0.1	(0.3)	(0.8)
Reclassification of (gain) loss to net income	2.7	1.5	5.3	2.3
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $(0.5), and $0.0	2.7	1.6	5.0	1.5
Total other comprehensive income (loss), net of tax	218.6	(272.2)	606.5	205.0
Comprehensive income (loss)	$1,613.7	$820.7	$3,216.4	$2,422.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Operating activities
Net income	$1,395.1	$1,092.9	$2,609.9	$2,217.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	339.5	383.3	664.8	767.0
Deferred income taxes	64.6	(190.3)	150.5	(158.7)
Share-based compensation	21.3	27.3	44.0	67.8
Other	(76.0)	238.7	(188.7)	186.2
Changes in working capital items	(531.1)	(303.5)	(523.1)	(86.4)
Cash provided by operations	1,213.4	1,248.4	2,757.4	2,993.6
Investing activities
Capital expenditures	(368.7)	(352.5)	(796.4)	(744.3)
Purchases of restaurant businesses	(15.0)	(11.6)	(18.1)	(37.0)
Sales of restaurant businesses	304.1	156.0	849.9	316.0
Sales of property	28.8	25.3	94.1	38.4
Other	(96.0)	(20.9)	(138.2)	(32.7)
Cash used for investing activities	(146.8)	(203.7)	(8.7)	(459.6)
Financing activities
Net short-term borrowings	(9.3)	146.7	(778.5)	(662.9)
Long-term financing issuances	537.1	3,371.4	2,530.1	3,372.1
Long-term financing repayments	(1.4)	(600.4)	(403.5)	(813.9)
Treasury stock purchases	(1,107.7)	(3,380.7)	(1,855.7)	(7,692.4)
Common stock dividends	(761.5)	(759.3)	(1,532.1)	(1,540.1)
Proceeds from stock option exercises	174.4	82.5	290.6	213.8
Other	1.9	3.0	(4.6)	7.9
Cash used for financing activities	(1,166.5)	(1,136.8)	(1,753.7)	(7,115.5)
Effect of exchange rates on cash and cash equivalents	98.7	(90.0)	153.4	24.0
Cash and equivalents increase (decrease)	(1.2)	(182.1)	1,148.4	(4,557.5)
Change in cash balances of businesses held for sale	(18.6)	—	20.6	—
Cash and equivalents at beginning of period	2,412.2	3,310.1	1,223.4	7,685.5
Cash and equivalents at end of period	$2,392.4	$3,128.0	$2,392.4	$3,128.0
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2017 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2017	2016
Conventional franchised	21,317	21,329
Developmental licensed	7,263	5,674
Foreign affiliated	3,356	3,364
Total Franchised	31,936	30,367
Company-operated	5,075	6,137
Systemwide restaurants	37,011	36,504

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.
On July 31, 2017, the Company completed the transaction to sell its existing businesses in China and Hong Kong, comprising over 2,700 restaurants, of which about 1,800 were Company-operated restaurants, to a developmental licensee organization. Under the terms of the agreement, the Company will retain a 20% ownership in the business, and as such, will report results for China and Hong Kong as an affiliate post-closing. For further details on the transaction, refer to the Subsequent Events footnote. As of July 31, 2017, over 90% of McDonald’s restaurants worldwide are owned and operated by independent local business men and women.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.6 million shares and 7.2 million shares for the quarters 2017 and 2016, respectively, and 7.1 million shares and 7.4 million shares for the six months 2017 and 2016, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 0.1 million shares and 4.2 million shares for the quarters 2017 and 2016, respectively, and 4.0 million shares and 3.4 million shares for the six months 2017 and 2016, respectively.

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
At June 30, 2017, the fair value of the Company’s debt obligations was estimated at $30.3 billion, compared to a carrying amount of $28.4 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Total derivatives designated as hedging instruments	$2.8	$36.9	$(31.0)	$(3.7)
Total derivatives not designated as hedging instruments	159.5	144.4	(9.2)	(1.9)
Total derivatives	$162.3	$181.3	$(40.2)	$(5.6)

The following table presents the pretax amounts from derivative instruments affecting income and other comprehensive income (“OCI”) for the six months ended June 30, 2017 and 2016, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions	2017	2016	2017	2016	2017	2016
Cash Flow Hedges	$(47.5)	$(11.5)	$9.2	$18.3
Net Investment Hedges	$(1,001.1)	$19.8	$8.0	$(18.3)
Undesignated derivatives					$32.4	$3.1

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At June 30, 2017, $2.1 billion of the Company's outstanding fixed-rate debt was effectively converted. For the six months ended June 30, 2017, the Company recognized a $0.5 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2017, the Company had derivatives outstanding with an equivalent notional amount of $799.8 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at June 30, 2017, the $13.3 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) and foreign currency forwards to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2017, $9.7 billion of the Company's third party foreign currency denominated debt, $3.6 billion of intercompany foreign currency denominated debt and $97.1 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2017 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2017, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Businesses Held for Sale
As of June 30, 2017, assets and liabilities of businesses held for sale on the condensed consolidated balance sheet included total assets related to the businesses in China and Hong Kong of $1.4 billion, of which $244 million was current, and total liabilities were $328 million, most of which was current. In December 2016, the Company’s Board of Directors approved an agreement for the Company to sell its existing businesses in China and Hong Kong. Based on this approval, the Company concluded that the China and Hong Kong markets were “Held for Sale” as of December 31, 2016 in accordance with the requirements of ASC 360 “Property, Plant and Equipment.” Accordingly, the Company ceased recording depreciation expense with respect to the assets of both markets effective January 1, 2017. On July 31, 2017, the Company completed this transaction. For further details, refer to the Subsequent Events footnote.
During the second quarter 2017, the Company completed the transaction to sell its existing businesses in Taiwan to a developmental licensee organization. Cash proceeds upon the completion of the sale were approximately $150 million. No significant gains or losses were recognized at the close of the transaction.

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

The following table presents the Company’s revenues and operating income by segment.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2017	2016	2017	2016
Revenues
U.S.	$2,048.4	$2,122.8	$3,977.4	$4,142.7
International Lead Markets	1,813.2	1,842.8	3,456.7	3,571.3
High Growth Markets	1,679.2	1,550.6	3,216.4	2,992.8
Foundational Markets & Corporate	508.9	748.8	1,075.1	1,462.1
Total revenues	$6,049.7	$6,265.0	$11,725.6	$12,168.9
Operating Income
U.S.	$1,072.9	$1,018.9	$2,020.8	$1,859.1
International Lead Markets	776.0	718.9	1,442.6	1,373.1
High Growth Markets	349.5	273.7	650.2	494.6
Foundational Markets & Corporate	96.7	(153.6)	215.5	(88.6)
Total operating income	$2,295.1	$1,857.9	$4,329.1	$3,638.2

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

Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company anticipates ASU 2016-16 will have a material impact on the consolidated balance sheet, primarily resulting in additional deferred tax assets, but little to no impact on the consolidated statements of income and cash flows.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated statement of income.
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
The Company does not believe the standard will impact its recognition of revenue from company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. Based on recent implementation developments in the area of initial franchise fees, the Company is continuing to evaluate its accounting for initial fees under ASC 606. The Company anticipates that ASC 606 will have no material impact to the Company's consolidated statement of income and consolidated balance sheet, and no impact to the consolidated statement of cash flows.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
On July 31, 2017, the Company completed the sale of its existing businesses in China and Hong Kong, comprising over 2,700 restaurants, to a developmental licensee organization. Under the terms of the agreement, the Company will retain a 20% ownership in the business, and as such, will report results for China and Hong Kong as an affiliate post-closing. The Company expects to record a pre-tax gain of about $1.0 billion (subject to final working capital adjustments) reflecting the difference between $1.6 billion of cash proceeds and the net book value of the businesses. The estimated gain also includes an increase to fair value of the retained equity investment.
There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 37,011 restaurants in 120 countries at June 30, 2017, 31,936 were licensed to franchisees (comprised of 21,317 franchised to conventional franchisees, 7,263 licensed to developmental licensees and 3,356 licensed to foreign affiliates (“affiliates”) – primarily in Japan) and 5,075 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the six months ended June 30, 2017, the U.S., the International Lead Markets and the High Growth Markets accounted for 34%, 29% and 27% of total revenues, respectively.
Strategic Direction
The Company is focused on delivering long-term growth through execution of its customer-centric growth strategy - the Velocity Growth Plan. This plan outlines actions to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
The actions include efforts to retain existing customers, regain lapsed customers and convert casual customers to committed customers by serving quality food and providing good value, while offering convenience on the customers' terms. The Company is building upon its food and value foundation with the following accelerators, which provide more ways for customers to experience McDonald's:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization and technology, in order to transform the restaurant service experience and drive incremental customer visits and higher average check. The Company's priority with this initiative is to have EOTF deployed in about 2,500 restaurants in the U.S. by the end of 2017, with the goal to complete the modernization by 2020.
•Digital. Places renewed emphasis on improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens its relationships with customers by evolving its technology platforms to simplify how customers order, pay and are served through additional functionality on its global mobile app and self-order kiosks, as well as table service and curb-side pick-up. Mobile order and pay will be launched in 20,000 restaurants in some of our largest markets, including 14,000 restaurants in the U.S., by the end of 2017.

•Delivery. Offers a platform with added convenience, bringing McDonald's food to customers on their terms. The Company is encouraged by the initial results and is strategically scaling this initiative worldwide while applying learnings from the Company's best performing markets. The Company is leveraging its global brand and extensive restaurant footprint to optimize this growth opportunity.
These initiatives are resonating with customers, and the Company expects the growth associated with these efforts to build over time as awareness increases and customer behavior changes.
Financial Performance
Financial performance in the second quarter reflected broad-based strength and momentum across the entire business, including the Company's strongest global comparable sales and guest counts in more than five years. Global comparable sales increased 6.6% for the quarter and 5.4% for the six months. The Company continues to enhance the strength and stability of its business by evolving to a more heavily franchised structure. The refranchising strategy has been a key part of transforming McDonald's into a more purposeful, more stable and more efficient organization focused on continuing to grow top-line sales.
U.S. comparable sales increased 3.9% for the quarter and 2.8% for the six months, reflecting the national cold beverage value promotion and the launch of the Signature Crafted premium sandwich platform. The U.S. continues to build momentum as it executes strategies to enhance convenience, strengthen value and innovate around the menu to bring more customers to McDonald's more often.
Comparable sales for the International Lead segment increased 6.3% for the quarter and 4.6% for the six months, led by continued momentum in the U.K., strong performance in Canada and Germany and positive results across all other markets.
In the High Growth segment, comparable sales increased 7.0% for the quarter and 5.5% for the six months, led by strong performance in China and positive results across the entire segment.
Results for the quarter and six months reflected stronger operating performance and G&A savings across all segments and improved performance in Japan. Both periods also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with Held for Sale accounting rules, ceased recording depreciation. Additionally, the six months benefited from a gain on the strategic sale of a restaurant property in the U.S.
Results for both periods also benefited from comparison to the prior year's strategic charges of approximately $230 million, consisting primarily of non-cash impairment charges related to the Company's ongoing refranchising initiatives, as well as the decision to relocate the Company's headquarters.
Second Quarter and Six Months 2017 Highlights:

•	Global comparable sales increased 6.6% for the quarter and 5.4% for the six months, reflecting positive guest counts in all segments

•
Consolidated revenues decreased 3% (2% in constant currencies) for the quarter and 4% (3% in constant currencies) for the six months, due to the impact of the Company's strategic refranchising initiative

•	Systemwide sales increased 8% in constant currencies for the quarter and 6% in constant currencies for the six months, due to strong comparable sales performance and restaurant expansion

•
Consolidated operating income increased 24% (26% in constant currencies) for the quarter and 19% (21% in constant currencies) for the six months, both of which included a benefit from the prior year's strategic charges of approximately $230 million

•
Diluted earnings per share of $1.70 increased 36% (38% in constant currencies) for the quarter and $3.17 for the six months increased 26% (29% in constant currencies). Excluding the impact of the current quarter and prior year strategic charges of $0.03 and $0.20 per share, respectively, diluted earnings per share increased 19% (21% in constant currencies) for the quarter and 19% (20% in constant currencies) for the six months

•	Returned $1.8 billion to shareholders through share repurchases and dividends for the quarter
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

•
On July 31, 2017, the Company completed the sale of its existing businesses in China and Hong Kong to a developmental licensee organization. This marks the achievement of the Company's target to refranchise about 4,000 restaurants by the end of 2017, with the other major transactions being Singapore and Malaysia (fourth quarter 2016), Sweden, Denmark, Norway and Finland (first quarter 2017) and Taiwan (second quarter 2017). The Company plans to use transaction proceeds to repurchase shares, the result of which will limit the long-term impact of these transactions on earnings per share. However, we expect a negative impact of a few cents per quarter on earnings per share through third quarter 2018, due to the nature of the weighted average shares outstanding calculation.

In addition, the Company has other long-term targets that are detailed in its Form 10-K for the year ended December 31, 2016.
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

•
Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company’s financial performance, because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2017		June 30, 2017
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,569.6	(9)%	$6,981.5	(9)%
Revenues from franchised restaurants	2,480.1	6	4,744.1	5
Total revenues	6,049.7	(3)	11,725.6	(4)
Operating costs and expenses
Company-operated restaurant expenses	2,903.3	(11)	5,719.7	(11)
Franchised restaurants-occupancy expenses	438.0	2	868.1	3
Selling, general & administrative expenses	525.4	(12)	1,046.7	(11)
Other operating (income) expense, net	(112.1)	n/m	(238.0)	n/m
Total operating costs and expenses	3,754.6	(15)	7,396.5	(13)
Operating income	2,295.1	24	4,329.1	19
Interest expense	230.9	3	449.5	2
Nonoperating (income) expense, net	2.8	n/m	10.7	n/m
Income before provision for income taxes	2,061.4	25	3,868.9	20
Provision for income taxes	666.3	20	1,259.0	25
Net income	$1,395.1	28%	$2,609.9	18%
Earnings per common share-basic	$1.72	35%	$3.20	26%
Earnings per common share-diluted	$1.70	36%	$3.17	26%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2017	2016	2017
Revenues	$6,049.7	$6,265.0	$(75.7)
Company-operated margins	666.3	668.5	(10.4)
Franchised margins	2,042.1	1,917.5	(34.7)
Selling, general & administrative expenses	525.4	596.1	4.9
Operating income	2,295.1	1,857.9	(42.7)
Net income	1,395.1	1,092.9	(25.5)
Earnings per share-diluted	$1.70	$1.25	$(0.03)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2017	2016	2017
Revenues	$11,725.6	$12,168.9	$(118.5)
Company-operated margins	1,261.8	1,246.7	(19.2)
Franchised margins	3,876.0	3,652.8	(59.4)
Selling, general & administrative expenses	1,046.7	1,174.1	8.2
Operating income	4,329.1	3,638.2	(74.4)
Net income	2,609.9	2,217.7	(43.6)
Earnings per share-diluted	$3.17	$2.51	$(0.06)
The impact of foreign currency translation on consolidated operating results for the quarter and six months primarily reflected the weaker British Pound and Euro.

Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 28% (30% in constant currencies) to $1,395.1 million, and diluted earnings per share increased 36% (38% in constant currencies) to $1.70. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the six months, net income increased 18% (20% in constant currencies) to $2,609.9 million, and diluted earnings per share increased 26% (29% in constant currencies) to $3.17. Foreign currency translation had a negative impact of $0.06 on diluted earnings per share.
Results for the quarter and six months reflected stronger operating performance and G&A savings across all segments and improved performance in Japan. Both periods also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with Held for Sale accounting rules, ceased recording depreciation. Additionally, the six months benefited from a gain on the strategic sale of a restaurant property in the U.S.
Results for both periods also benefited from comparison to the prior year's strategic charges of approximately $230 million, consisting primarily of non-cash impairment charges related to the Company's ongoing refranchising initiatives, as well as the decision to relocate the Company's headquarters. Excluding the impact of the current quarter and prior year strategic charges, diluted earnings per share increased 19% (21% in constant currencies) for the quarter, and 19% (20% in constant currencies) for the six months.
Diluted earnings per share benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 7.3 million shares of stock for $1,017.9 million, bringing total purchases for the six months to 13.5 million shares or $1,813.6 million. In addition, the Company paid a quarterly dividend of $0.94 per share, or $761.4 million, bringing the total dividends paid for the six months to $1,532.1 million.

Revenues
Revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments and initial fees. Revenues from franchised restaurants that are licensed to affiliates and developmental licensees include a royalty based on a percent of sales and generally include initial fees.
The Company has accelerated the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised sales, where the Company receives rent and/or royalty revenue based on a percentage of sales.

REVENUES
Dollars in millions
Quarters Ended June 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$849.5	$975.3	(13)%	(13)%
International Lead Markets	1,021.4	1,100.3	(7)	(2)
High Growth Markets	1,459.3	1,357.2	8	6
Foundational Markets & Corporate	239.4	483.8	(51)	(51)
Total	$3,569.6	$3,916.6	(9)%	(8)%
Franchised revenues
U.S.	$1,198.9	$1,147.5	4%	4%
International Lead Markets	791.8	742.5	7	11
High Growth Markets	219.9	193.4	14	16
Foundational Markets & Corporate	269.5	265.0	2	4
Total	$2,480.1	$2,348.4	6%	7%
Total revenues
U.S.	$2,048.4	$2,122.8	(4)%	(4)%
International Lead Markets	1,813.2	1,842.8	(2)	3
High Growth Markets	1,679.2	1,550.6	8	7
Foundational Markets & Corporate	508.9	748.8	(32)	(32)
Total	$6,049.7	$6,265.0	(3)%	(2)%

Six Months Ended June 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,685.1	$1,941.7	(13)%	(13)%
International Lead Markets	1,962.6	2,151.9	(9)	(4)
High Growth Markets	2,804.6	2,622.0	7	5
Foundational Markets & Corporate	529.2	954.5	(45)	(46)
Total	$6,981.5	$7,670.1	(9)%	(8)%
Franchised revenues
U.S.	$2,292.3	$2,201.0	4%	4%
International Lead Markets	1,494.1	1,419.4	5	9
High Growth Markets	411.8	370.8	11	13
Foundational Markets & Corporate	545.9	507.6	8	10
Total	$4,744.1	$4,498.8	5%	7%
Total revenues
U.S.	$3,977.4	$4,142.7	(4)%	(4)%
International Lead Markets	3,456.7	3,571.3	(3)	1
High Growth Markets	3,216.4	2,992.8	7	6
Foundational Markets & Corporate	1,075.1	1,462.1	(26)	(26)
Total	$11,725.6	$12,168.9	(4)%	(3)%

•	Revenues: Revenues decreased 3% (2% in constant currencies) for the quarter and decreased 4% (3% in constant currencies) for the six months.

•	U.S.: Revenues decreased for both periods due to the impact of refranchising, partly offset by positive comparable sales.

•
International Lead Markets: Revenues decreased for both periods due to negative foreign currency translation. In constant currencies, revenues increased for both periods led by continued momentum in the U.K., strong performance in Canada and positive results across all other markets, partly offset by the impact of refranchising.

•	High Growth Markets: Revenues increased for both periods due to positive comparable sales across all markets and expansion in China.
Comparable Sales and Guest Counts
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2017 and 2016:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
U.S.	3.9%	1.8%	2.8%	3.5%
International Lead Markets	6.3	2.6	4.6	3.8
High Growth Markets	7.0	1.6	5.5	2.6
Foundational Markets & Corporate	13.0	7.7	11.9	9.3
Total	6.6%	3.1%	5.4%	4.6%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 1.8% and 0.3% for the six months ended 2017 and 2016, respectively.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2017:

SYSTEMWIDE SALES
	Quarter Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	4%	4%	3%	3%
International Lead Markets	3	8	2	6
High Growth Markets	11	11	10	10
Foundational Markets & Corporate	12	15	12	14
Total	6%	8%	5%	6%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,726.4	$8,255.4	6%	6%
International Lead Markets	4,568.5	4,321.5	6	10
High Growth Markets	1,388.6	1,205.8	15	17
Foundational Markets & Corporate	4,352.4	3,615.7	20	24
Total*	$19,035.9	$17,398.4	9%	11%

Six Months Ended June 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$16,705.6	$15,965.4	5%	5%
International Lead Markets	8,611.4	8,226.7	5	8
High Growth Markets	2,625.7	2,330.6	13	15
Foundational Markets & Corporate	8,351.7	6,991.8	19	22
Total*	$36,294.4	$33,514.5	8%	10%

*
Sales from developmental licensed restaurants and foreign affiliated markets (where the Company earns a royalty based on a percent of sales) totaled $4,316.9 million and $3,222.6 million for the quarters 2017 and 2016, respectively, and $8,049.0 million and $6,284.4 million for the six months 2017 and 2016, respectively. Results reflected positive performance across many markets and very strong performance in Japan. The remaining balance of franchised sales is derived from conventional franchised restaurants where the Company earns rent and royalties based primarily on a percent of sales.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2017	2016	2017	2016
Franchised
U.S.	82.7%	83.0%	$992.1	$953.0	4%	4%
International Lead Markets	80.8	80.1	639.9	595.0	8	12
High Growth Markets	71.9	69.8	158.2	135.0	17	19
Foundational Markets & Corporate	93.5	88.6	251.9	234.5	7	10
Total	82.3%	81.7%	$2,042.1	$1,917.5	6%	8%
Company-operated
U.S.	16.5%	16.8%	$140.0	$163.7	(15)%	(15)%
International Lead Markets	21.4	20.7	218.7	227.7	(4)	1
High Growth Markets	18.1	15.4	263.8	208.8	26	26
Foundational Markets & Corporate	18.3	14.1	43.8	68.3	(36)	(37)
Total	18.7%	17.1%	$666.3	$668.5	0%	1%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2017	2016	2017	2016
Franchised
U.S.	82.2%	82.6%	$1,884.0	$1,818.3	4%	4%
International Lead Markets	80.2	79.6	1,198.0	1,130.4	6	10
High Growth Markets	70.7	69.0	291.3	255.9	14	16
Foundational Markets & Corporate	92.1	88.3	502.7	448.2	12	15
Total	81.7%	81.2%	$3,876.0	$3,652.8	6%	8%
Company-operated
U.S.	15.9%	15.5%	$268.1	$300.5	(11)%	(11)%
International Lead Markets	20.8	20.2	407.7	435.3	(6)	(1)
High Growth Markets	17.6	14.4	494.1	378.2	31	30
Foundational Markets & Corporate	17.4	13.9	91.9	132.7	(31)	(32)
Total	18.1%	16.3%	$1,261.8	$1,246.7	1%	3%

•
Franchised: Franchised margin dollars increased $124.6 million or 6% (8% in constant currencies) for the quarter and increased $223.2 million or 6% (8% in constant currencies) for the six months. Both periods benefited from expansion and the impact of refranchising, as well as positive comparable sales performance across all segments.

•	U.S.: The decrease in the franchised margin percent for the quarter and six months was due to higher occupancy costs, partly offset by positive comparable sales.

•
International Lead Markets: The increase in the franchised margin percent for the quarter and six months primarily reflected the benefit from strong comparable sales performance, partly offset by the impact of refranchising.

•
High Growth Markets: The increase in the franchised margin percent for the quarter and six months was due to strong comparable sales performance and the impact of refranchising, partly offset by higher occupancy costs.

•
Company-operated: Company-operated margin dollars decreased $2.2 million or was flat (increased 1% in constant currencies) for the quarter and increased $15.1 million or 1% (3% in constant currencies) for the six months. The quarter and six months benefited by approximately $40 million and $82 million, respectively, due to ceasing depreciation on assets considered Held for Sale, primarily in China and Hong Kong.

•	U.S.: The Company-operated margin percent decreased for the quarter and increased for the six months. Both periods reflected strong comparable sales, offset by higher labor and occupancy costs.

•
International Lead Markets: The increase in the Company-operated margin percent for the quarter and six months was primarily due to strong comparable sales, partly offset by higher labor and occupancy costs.

•
High Growth Markets: The increase in the Company-operated margin percent for the quarter and six months was due to strong comparable sales and the benefit from the lower depreciation in China and Hong Kong. This increase was partly offset by higher labor costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Food & paper	31.9%	31.8%	31.9%	32.2%
Payroll & employee benefits	27.0	27.1	27.4	27.4
Occupancy & other operating expenses	22.4	24.0	22.6	24.1
Total expenses	81.3%	82.9%	81.9%	83.7%
Company-operated margins	18.7%	17.1%	18.1%	16.3%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $70.7 million or 12% (11% in constant currencies) for the quarter and $127.4 million or 11% (10% in constant currencies) for the six months. The decreases were primarily due to lower employee-related costs resulting from the Company's ongoing G&A and refranchising initiatives, while the quarter benefited from comparison to prior year costs associated with the 2016 Worldwide Owner/Operator Convention.

•	For the six months, selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.4% for 2017 compared with 2.9% for 2016.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gains on sales of restaurant businesses	$(107.8)	$(89.9)	$(167.8)	$(149.5)
Equity in (earnings) losses of unconsolidated affiliates	(29.3)	(2.2)	(70.2)	1.5
Asset dispositions and other (income) expense, net	6.4	(4.3)	(18.1)	5.6
Impairment and other charges (gains), net	18.6	228.4	18.1	229.6
Total	$(112.1)	$132.0	$(238.0)	$87.2

•	Gains on sales of restaurant businesses increased for the quarter and six months, primarily in the U.S.

•	Equity in earnings of unconsolidated affiliates improved for the quarter and six months, mainly due to improved performance in Japan.

•	Asset dispositions and other income, net benefited for the six months from a gain on the strategic sale of a restaurant property in the U.S.

•
Impairment and other charges (gains), net decreased for both periods, mainly due to the prior year's strategic charges of approximately $230 million primarily related to the Company's ongoing refranchising initiatives, as well as the decision to relocate the Company's headquarters. This was partly offset by a current quarter loss from the sale of the Company's existing businesses in Taiwan to a developmental licensee.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2017	2016	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$1,072.9	$1,018.9	5%	5%
International Lead Markets	776.0	718.9	8	13
High Growth Markets	349.5	273.7	28	28
Foundational Markets & Corporate	96.7	(153.6)	n/m	n/m
Total	$2,295.1	$1,857.9	24%	26%

Six Months Ended June 30,	2017	2016	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$2,020.8	$1,859.1	9%	9%
International Lead Markets	1,442.6	1,373.1	5	9
High Growth Markets	650.2	494.6	31	33
Foundational Markets & Corporate	215.5	(88.6)	n/m	n/m
Total	$4,329.1	$3,638.2	19%	21%
n/m Not meaningful

•
Operating Income: Operating income increased $437.2 million or 24% (26% in constant currencies) for the quarter and increased $690.9 million or 19% (21% in constant currencies) for the six months. Growth rates were positively impacted by approximately $230 million of prior year strategic charges.

•
U.S.: The increase in operating income for the quarter and six months reflected higher franchised margin dollars, G&A savings and higher gains on sales of restaurant businesses. The six months also benefited from a gain on the strategic sale of a restaurant property in 2017.

•	International Lead Markets: The constant currency operating income increase for the quarter and six months was primarily due to improvements in franchised margin dollars across all markets.

•
High Growth Markets: The constant currency operating income increase for the quarter and six months was driven by improved restaurant profitability in China and sales driven performance across the segment. The quarter and six months included a benefit of approximately $40 million and $80 million, respectively, due to less depreciation expense in China and Hong Kong.

•
Foundational Markets & Corporate: The constant currency operating income increase for the quarter and six months reflects the benefit from comparison to the prior year's strategic charges and Japan's improved performance.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 36.9% and 29.9% for the six months ended 2017 and 2016, respectively.
Interest Expense

•
Interest expense increased 3% (4% in constant currencies) for the quarter and increased 2% (3% in constant currencies) for the six months primarily reflecting higher average debt balances, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$(1.7)	$(3.0)	$0.1	$(6.8)
Foreign currency and hedging activity	(2.4)	(15.6)	(4.3)	(27.7)
Other (income) expense, net	6.9	2.4	14.9	3.9
Total	$2.8	$(16.2)	$10.7	$(30.6)
Income Taxes

•
The effective income tax rate was 32.3% and 33.8% for the quarters ended 2017 and 2016, respectively, and 32.5% and 31.3% for the six months ended 2017 and 2016, respectively. The higher tax rate in second quarter 2016 was due to an increase in tax reserves resulting from audit progression.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $2.8 billion and exceeded capital expenditures by $2.0 billion for the six months 2017. Cash provided by operations decreased $236 million compared with the six months 2016, primarily due to changes in working capital, including higher incentive-based compensation and income tax payments, partly offset by better operating results.
Cash used for investing activities totaled $9 million for the six months 2017, a decrease of $451 million compared with the six months 2016, primarily due to proceeds associated with the sale of the Company's existing businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") and Taiwan.
Cash used for financing activities totaled $1.8 billion for the six months 2017, a decrease of $5.4 billion compared with the six months 2016, primarily due to lower treasury stock purchases.
Debt obligations at June 30, 2017 totaled $28.4 billion compared with $26.0 billion at December 31, 2016. The increase was primarily due to net debt issuances and the impact of foreign currency translation.
Recently Issued Accounting Standards
Recently issued accounting standards are discussed in Part I, Item 1, page 9 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe,” “anticipate” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under "Outlook", are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
If we do not successfully evolve and execute against our business strategies, we may not be able to increase operating income.
To drive future results, our business strategies must be effective in delivering increased guest counts to drive operating income growth. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our more adaptive organizational structure to execute against our initiatives at an accelerated pace;

•	Strengthen customer appeal and augment our digital initiatives, including mobile ordering and delivery, along with EOTF, particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants; and

•	Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
We will continue to build upon our investments in EOTF, which focus on restaurant modernization and technology and digital engagement in order to transform the restaurant experience. As we accelerate our pace of converting restaurants to EOTF, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to build on delivery initiatives, which may not generate expected returns. We may not fully realize the intended benefits of these significant investments, or these initiatives may not be well executed, and therefore our business results may suffer.
If we do not anticipate and address evolving consumer preferences, our business could suffer.
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation, food offerings and consumer preferences in the “informal eating out” (IEO) segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.
Activities relating to our refranchising and cost savings initiatives remain ongoing and entail various risks.
Our previously announced refranchising and cost saving initiatives remain ongoing. As we continue on those initiatives, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our selection of capable third parties. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies through the consolidation of global, back-office functions. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.

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
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require System- wide coordination and alignment. If we are not effective in addressing social responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents or practices that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions or disruptive actions from others which we do not foresee. Recognizing these dependencies, we have intensified our focus in recent periods on strategies to achieve these goals, and we will likely continue to modify our strategies and implement new strategies in the future. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
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
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, have occurred in the food industry in the past, and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.
Our franchise business model presents a number of risks.
Our success increasingly relies on the financial success and cooperation of our franchisees, including our affiliates, yet we have limited influence over their operations. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
Our success also increasingly depends on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees or the Company. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a greater percentage of franchised restaurants, including an increased number of restaurants run by developmental licensees and affiliates, depends on various factors. Those factors include whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards. It will also depend on the performance of our franchisees, and whether the resulting ownership mix supports our brand and financial objectives.
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
We are increasingly reliant on technological systems, such as point-of-sale and other in-store systems or platforms, technologies supporting McDonald’s delivery and digital solutions, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, customers or independent third parties to conduct our business, including technology-enabled systems provided to us by third parties. Any failure of these systems could significantly impact our operations and customer experience and perceptions.
Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. The third party systems also present the risks faced by the third party’s business, including the credit risk of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations.
Furthermore, security breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third party providers. These may include such things as unauthorized access, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees and other third parties, as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and criminal penalties or civil liabilities.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, including its recent formal commencement of exit proceedings, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. In the short term, the decision has created volatility in certain foreign currency exchange rates, and the resulting depression in those exchange rates may continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
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
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs, including labor. Any volatility in certain commodity prices could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2017	3,317,003	$133.14	3,317,003	$2,621,216,554
May 1-31, 2017	3,325,449	145.71	3,325,449	2,136,679,938
June 1-30, 2017	613,542	149.44	613,542	2,044,992,401
Total	7,255,994	$140.28	7,255,994

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On December 3, 2015, the Company’s Board of Directors approved a share repurchase program, effective January 1, 2016, that authorized the purchase of up to $15 billion of the Company’s outstanding common stock with no specified expiration date (the 2016 Program). On July 27, 2017, the Company's Board of Directors terminated the 2016 Program, effective July 27, 2017, and replaced it with a new share repurchase program, effective July 28, 2017 (the 2017 Program), that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. As of July 27, 2017, no further share repurchases may be made under the 2016 Program; future share repurchases will be made pursuant to the 2017 Program.

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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(p) Offer Letter between Silvia Lagnado and the Company, dated June 8, 2015, filed herewith.**

(12)	Computation of Ratios.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
August 8, 2017	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer