Form 10-Q
period 2017-09-30
MCDONALDS CORP
filed 2017-11-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

797,185,588
(Number of shares of common stock
outstanding as of September 30, 2017)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and equivalents	$2,671.2	$1,223.4
Accounts and notes receivable	1,569.0	1,474.1
Inventories, at cost, not in excess of market	54.2	58.9
Prepaid expenses and other current assets	495.9	565.2
Assets of businesses held for sale	—	1,527.0
Total current assets	4,790.3	4,848.6
Other assets
Investments in and advances to affiliates	999.8	725.9
Goodwill	2,373.3	2,336.5
Miscellaneous	2,417.6	1,855.3
Total other assets	5,790.7	4,917.7
Property and equipment
Property and equipment, at cost	36,038.9	34,443.4
Accumulated depreciation and amortization	(14,060.3)	(13,185.8)
Net property and equipment	21,978.6	21,257.6
Total assets	$32,559.6	$31,023.9
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$685.2	$756.0
Dividends payable	797.4	—
Income taxes	347.7	267.2
Other taxes	291.7	266.3
Accrued interest	279.2	247.5
Accrued payroll and other liabilities	1,123.2	1,159.3
Current maturities of long-term debt	215.8	77.2
Liabilities of businesses held for sale	—	694.8
Total current liabilities	3,740.2	3,468.3
Long-term debt	28,402.6	25,878.5
Other long-term liabilities	2,292.3	2,064.3
Deferred income taxes	1,602.1	1,817.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	6,994.1	6,757.9
Retained earnings	47,631.5	46,222.7
Accumulated other comprehensive income (loss)	(2,236.7)	(3,092.9)
Common stock in treasury, at cost; 863.4 and 841.3 million shares	(55,883.1)	(52,108.6)
Total shareholders’ equity (deficit)	(3,477.6)	(2,204.3)
Total liabilities and shareholders’ equity (deficit)	$32,559.6	$31,023.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2017	2016	2017	2016
Revenues
Sales by Company-operated restaurants	$3,064.3	$3,972.1	$10,045.8	$11,642.2
Revenues from franchised restaurants	2,690.3	2,452.0	7,434.4	6,950.8
Total revenues	5,754.6	6,424.1	17,480.2	18,593.0
Operating costs and expenses
Company-operated restaurant expenses	2,479.8	3,239.5	8,199.5	9,662.9
Franchised restaurants-occupancy expenses	457.3	437.6	1,325.4	1,283.6
Selling, general & administrative expenses	567.0	582.9	1,613.7	1,757.0
Other operating (income) expense, net	(828.9)	26.8	(1,066.9)	114.0
Total operating costs and expenses	2,675.2	4,286.8	10,071.7	12,817.5
Operating income	3,079.4	2,137.3	7,408.5	5,775.5
Interest expense	236.7	221.4	686.2	663.6
Nonoperating (income) expense, net	23.2	11.4	33.9	(19.2)
Income before provision for income taxes	2,819.5	1,904.5	6,688.4	5,131.1
Provision for income taxes	935.8	629.1	2,194.8	1,638.0
Net income	$1,883.7	$1,275.4	$4,493.6	$3,493.1
Earnings per common share-basic	$2.34	$1.52	$5.54	$4.04
Earnings per common share-diluted	$2.32	$1.50	$5.48	$4.01
Dividends declared per common share	$1.95	$0.89	$3.83	$2.67
Weighted-average shares outstanding-basic	805.3	841.4	811.8	864.7
Weighted-average shares outstanding-diluted	813.5	847.7	819.4	871.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Net income	$1,883.7	$1,275.4	$4,493.6	$3,493.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	247.3	50.7	780.6	255.0
Reclassification of (gain) loss to net income	4.9	—	109.3	18.3
Foreign currency translation adjustments-net of tax benefit (expense) of $104.0, $30.4, $376.4, and $(66.9)	252.2	50.7	889.9	273.3
Cash flow hedges:
Gain (loss) recognized in AOCI	(14.5)	(1.3)	(44.8)	(8.4)
Reclassification of (gain) loss to net income	9.1	1.8	3.2	(10.2)
Cash flow hedges-net of tax benefit (expense) of $3.1, $(0.1),$23.5, and $10.6	(5.4)	0.5	(41.6)	(18.6)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	(0.1)	(0.3)	(0.9)
Reclassification of (gain) loss to net income	2.9	1.1	8.2	3.4
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.1, $(0.5), and $0.1	2.9	1.0	7.9	2.5
Total other comprehensive income (loss), net of tax	249.7	52.2	856.2	257.2
Comprehensive income (loss)	$2,133.4	$1,327.6	$5,349.8	$3,750.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Operating activities
Net income	$1,883.7	$1,275.4	$4,493.6	$3,493.1
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	355.8	370.6	1,020.6	1,137.6
Deferred income taxes	225.1	(216.0)	375.6	(374.7)
Share-based compensation	39.5	34.3	83.5	102.1
Net gain on sale of restaurant businesses	(902.0)	(69.1)	(1,065.2)	(208.1)
Other	(42.3)	72.0	(67.8)	397.2
Changes in working capital items	124.7	783.9	(398.4)	697.5
Cash provided by operations	1,684.5	2,251.1	4,441.9	5,244.7
Investing activities
Capital expenditures	(416.9)	(405.3)	(1,213.3)	(1,149.6)
Purchases of restaurant businesses	(20.8)	(38.3)	(38.9)	(75.3)
Sales of restaurant businesses	1.9	125.4	851.8	441.4
Proceeds from sale of businesses in China and Hong Kong	1,597.0	—	1,597.0	—
Sales of property	59.2	16.8	153.3	55.2
Other	(45.7)	(49.7)	(183.9)	(82.4)
Cash provided by (used for) investing activities	1,174.7	(351.1)	1,166.0	(810.7)
Financing activities
Net short-term borrowings	(55.8)	(80.0)	(834.3)	(742.9)
Long-term financing issuances	0.4	0.6	2,530.5	3,372.7
Long-term financing repayments	(3.6)	(5.7)	(407.1)	(819.6)
Treasury stock purchases	(2,081.7)	(1,969.8)	(3,937.4)	(9,662.2)
Common stock dividends	(755.3)	(745.1)	(2,287.4)	(2,285.2)
Proceeds from stock option exercises	82.5	36.1	373.1	249.9
Other	3.5	(11.8)	(1.1)	(3.9)
Cash used for financing activities	(2,810.0)	(2,775.7)	(4,563.7)	(9,891.2)
Effect of exchange rates on cash and cash equivalents	76.2	14.4	229.6	38.4
Cash and equivalents increase (decrease)	125.4	(861.3)	1,273.8	(5,418.8)
Change in cash balances of businesses held for sale	153.4	—	174.0	—
Cash and equivalents at beginning of period	2,392.4	3,128.0	1,223.4	7,685.5
Cash and equivalents at end of period	$2,671.2	$2,266.7	$2,671.2	$2,266.7
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2017 do not necessarily indicate the results that may be expected for the full year.

Sale of McDonald's Businesses in China and Hong Kong
As previously announced, the Company completed the sale of its businesses in China and Hong Kong on July 31, 2017, comprising over 2,700 restaurants. The Company recorded a pre-tax gain of approximately $850 million reflecting the difference between $1.6 billion of cash proceeds and the net book value of the businesses. The gain also includes an increase to fair value of the retained 20% ownership in the entity that is operating the business subsequent to the transaction.
Based on the December 2016 approval of the sale by the Company’s Board of Directors, the Company concluded that the China and Hong Kong businesses were “Held for Sale” as of December 31, 2016. In accordance with the requirements of ASC 360 “Property, Plant and Equipment," the Company ceased recording depreciation expense with respect to the assets of both markets effective January 1, 2017, and reflected total assets and liabilities related to these businesses as held for sale on the December 31, 2016, condensed consolidated balance sheet.
Subsequent to the transaction, the Company is realizing its proportionate share of the entity's income. In addition, revenues have shifted from a combination of sales by Company-operated restaurants and franchised rent and royalty to franchised royalty only. The Company is now reporting the results for China and Hong Kong, as well as classifying related sales and restaurants, as affiliated.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2017	2016
Conventional franchised	21,214	21,456
Developmental licensed	6,824	5,742
Foreign affiliated	5,708	3,361
Total Franchised	33,746	30,559
Company-operated	3,230	6,056
Systemwide restaurants	36,976	36,615

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 8.2 million shares and 6.3 million shares for the quarters 2017 and 2016, respectively, and 7.6 million shares and 7.1 million shares for the nine months 2017 and 2016, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 0.1 million shares and 4.2 million shares for the quarters 2017 and 2016, respectively, and 0.7 million shares and 1.2 million shares for the nine months 2017 and 2016, respectively.
In September 2017, McDonald's Board of Directors declared a fourth quarter dividend of $1.01 per share of common stock, resulting in $797.4 million of dividends payable in December 2017.

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
At September 30, 2017, the fair value of the Company’s debt obligations was estimated at $30.7 billion, compared to a carrying amount of $28.6 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets		Derivative Liabilities
In millions	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Total derivatives designated as hedging instruments	$11.0	$36.9	$(42.7)	$(3.7)
Total derivatives not designated as hedging instruments	152.6	144.4	(12.0)	(1.9)
Total derivatives	$163.6	$181.3	$(54.7)	$(5.6)

The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income (“OCI”) for the nine months ended September 30, 2017 and 2016, respectively:

	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions	2017	2016	2017	2016	2017	2016
Cash Flow Hedges	$(70.1)	$(13.6)	$(5.0)	$15.6
Net Investment Hedges	$(1,393.5)	$(96.5)	$8.6	$(18.3)
Undesignated derivatives					$40.3	$(4.1)

•	Fair Value Hedges
The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At September 30, 2017, $2.3 billion of the Company's outstanding fixed-rate debt was effectively converted. For the nine months ended September 30, 2017, the Company recognized a $1.0 million loss on fair value interest rate swaps, which was exactly offset by a corresponding gain in the fair value of the hedged debt instruments.

•	Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2017, the Company had derivatives outstanding with an equivalent notional amount of $791.5 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at September 30, 2017, the $18.7 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.

•	Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) and foreign currency forwards to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2017, $10.1 billion of the Company's third party foreign currency denominated debt, $3.8 billion of intercompany foreign currency denominated debt and $897.5 million of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.

•	Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2017 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2017, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2017	2016	2017	2016
Revenues
U.S.	$2,023.3	$2,072.5	$6,000.7	$6,215.2
International Lead Markets	1,970.5	1,881.2	5,427.2	5,452.5
High Growth Markets	1,322.1	1,651.3	4,538.5	4,644.1
Foundational Markets & Corporate	438.7	819.1	1,513.8	2,281.2
Total revenues	$5,754.6	$6,424.1	$17,480.2	$18,593.0
Operating Income
U.S.	$1,034.6	$977.5	$3,055.4	$2,836.6
International Lead Markets	913.6	754.1	2,356.2	2,127.2
High Growth Markets	1,073.8	320.1	1,724.0	814.7
Foundational Markets & Corporate	57.4	85.6	272.9	(3.0)
Total operating income	$3,079.4	$2,137.3	$7,408.5	$5,775.5

Recently Issued Accounting Standards
Intangibles
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect an impact to the consolidated financial statements from the adoption of ASU 2017-04.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company anticipates ASU 2016-16 will have a material impact on the consolidated balance sheet, primarily resulting in additional deferred tax assets and a related reduction in prepaid assets, but little to no impact on the consolidated statements of income and cash flows.
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

Revenue Recognition
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." The core principle of the standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard effective January 1, 2018.
The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company currently expects to apply the modified retrospective method upon adoption.
The Company does not believe the standard will impact its recognition of revenue from Company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. While we continue to assess the potential impacts to other less significant revenue transactions, we currently expect the standard will change the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized.
The Company's current accounting policy is to recognize initial franchise fees when a new restaurant opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial fees received will likely be recognized over the franchise term.
Although the standard will impact the manner in which we record revenue from initial fees, we do not anticipate this impact to be material to the Company’s consolidated statement of income. The cumulative catch-up adjustment to be recorded as deferred revenue upon adoption is expected to be approximately 2% of the Company's consolidated long-term liabilities. No impact to the Company's consolidated statement of cash flows is expected as the initial fees will continue to be collected upon the restaurant opening date or the beginning of a new franchise term.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 36,976 restaurants in 120 countries at September 30, 2017, 33,746 were licensed to franchisees (comprised of 21,214 franchised to conventional franchisees, 6,824 licensed to developmental licensees and 5,708 licensed to foreign affiliates (“affiliates”) – primarily in Japan and China) and 3,230 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the nine months ended September 30, 2017, the U.S., the International Lead Markets and the High Growth Markets accounted for 34%, 31% and 26% of total revenues, respectively.
Strategic Direction
The Company is focused on delivering long-term growth through execution of its customer-centric growth strategy - the Velocity Growth Plan. This plan outlines actions to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
The actions include efforts to retain existing customers, regain lapsed customers and convert casual customers to committed customers by serving quality food and providing good value, while offering convenience on the customers' terms. In each of these areas, we have established sustainable platforms grounded in critical customer insights that have enabled us to execute our plan with greater speed, efficiency and impact, and our results demonstrate that these actions are resonating with our customers.
The Company continues to scale the following accelerators to further build upon its food and value foundations, which provide more ways for customers to experience McDonald's:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization and technology, in order to transform the restaurant service experience and drive incremental customer visits and higher average check. The Company's priority with this initiative is to have EOTF deployed in about 2,500 restaurants in the U.S. by the end of 2017, with the goal to complete the modernization by 2020.
•Digital. Places renewed emphasis on improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens its relationships with customers by evolving its technology platforms to simplify how customers order, pay and are served through additional functionality on its global mobile app and self-order kiosks, as well as table service and curb-side pick-up. Mobile order and pay will be launched in 20,000 restaurants in some of our largest markets, including approximately 14,000 restaurants in the U.S., by the end of 2017.
•Delivery. Offers a platform with added convenience, bringing McDonald's food to customers on their terms. The Company is encouraged by the initial results and is strategically scaling this initiative worldwide while applying learnings from the Company's best performing markets. The Company is leveraging its global brand and extensive restaurant footprint to optimize this growth opportunity.
We continue to make progress in our key areas of focus, which has enabled us to build global momentum that we expect will continue to grow over time.
Financial Performance
Management reviews and analyzes business results excluding the effect of foreign currency translation, as well as impairment and other strategic charges and gains, and generally bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
Financial performance in the third quarter reflected broad-based strength and momentum across the entire business. Global comparable sales increased 6.0% for the quarter and 5.6% for the nine months. The Company continues to enhance the strength and stability of its business by evolving to a more heavily franchised structure. The refranchising strategy has been a key part of transforming McDonald's into a more purposeful, more stable and more efficient organization focused on continuing to grow top-line sales.
U.S. comparable sales increased 4.1% for the quarter and 3.3% for the nine months, reflecting the national beverage and McPick 2 value promotions, along with the continued success of the Signature Crafted premium sandwich platform.
Comparable sales for the International Lead segment increased 5.7% for the quarter and 5.0% for the nine months, led by continued momentum in the U.K. and Canada, as well as positive results across all other markets.
In the High Growth segment, comparable sales increased 6.2% for the quarter and 5.7% for the nine months, led by strong performance in China and positive results across the majority of the segment.
Results for the quarter and nine months reflected stronger operating performance and G&A savings. The nine months also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with Held for Sale accounting rules ceased recording depreciation, and improved performance in Japan.
In addition, results for both periods benefited from the Company's sale of its businesses in China and Hong Kong, which closed on July 31, 2017. The Company recorded a pre-tax gain of approximately $850 million related to this sale. For the quarter, this gain was partially offset by $111 million of unrelated pre-tax non-cash impairment charges. Results for 2016 included pre-tax strategic charges of $128 million for the quarter and $357 million for the nine months, consisting primarily of charges related to the Company's global G&A and refranchising initiatives. Excluding the impact of these current year and prior year items, diluted earnings per share increased 9% (7% in constant currencies) for the quarter, and 15% (16% in constant currencies) for the nine months.
Third Quarter and Nine Months 2017 Highlights:

•	Global comparable sales increased 6.0% for the quarter and 5.6% for the nine months, reflecting positive guest counts in all segments

•
Due to the impact of the Company's strategic refranchising initiative, consolidated revenues decreased 10% (12% in constant currencies) for the quarter and 6% (6% in constant currencies) for the nine months

•	Systemwide sales increased 7% in constant currencies for both the quarter and the nine months, due to strong comparable sales performance and restaurant expansion

•
Consolidated operating income increased 44% (42% in constant currencies) for the quarter and 28% (29% in constant currencies) for the nine months. Both periods benefited from a gain of approximately $850 million on the sale of the Company's businesses in China and Hong Kong. Excluding the impact of the gain, as well as unrelated strategic charges for both periods in the current and prior year, consolidated operating income increased 5% (3% in constant currencies) for the quarter, and 10% (10% in constant currencies) for the nine months. This growth primarily reflects strong comparable sales performance across all segments

•
Diluted earnings per share of $2.32 increased 55% (53% in constant currencies) for the quarter and $5.48 for the nine months increased 37% (38% in constant currencies). Excluding the impact of the gain, as well as unrelated strategic charges for both periods in the current and prior year, diluted earnings per share increased 9% (7% in constant currencies) for the quarter and 15% (16% in constant currencies) for the nine months

•	Returned $2.9 billion to shareholders through share repurchases and dividends for the quarter. This brings the year-to-date return to shareholders to $6.3 billion

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2017, costs for the total basket of goods are expected to increase about 1% in the U.S. and increase about 2% in the International Lead segment.

•	The Company expects full-year 2017 selling, general and administrative expenses to decrease about 7% in constant currencies.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2017 to increase about 5% compared with 2016 due to higher average debt balances.

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

•	The Company expects the effective income tax rate for the full-year 2017 to be in the 32-33% range.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2017		September 30, 2017
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$3,064.3	(23)%	$10,045.8	(14)%
Revenues from franchised restaurants	2,690.3	10	7,434.4	7
Total revenues	5,754.6	(10)	17,480.2	(6)
Operating costs and expenses
Company-operated restaurant expenses	2,479.8	(23)	8,199.5	(15)
Franchised restaurants-occupancy expenses	457.3	4	1,325.4	3
Selling, general & administrative expenses	567.0	(3)	1,613.7	(8)
Other operating (income) expense, net	(828.9)	n/m	(1,066.9)	n/m
Total operating costs and expenses	2,675.2	(38)	10,071.7	(21)
Operating income	3,079.4	44	7,408.5	28
Interest expense	236.7	7	686.2	3
Nonoperating (income) expense, net	23.2	n/m	33.9	n/m
Income before provision for income taxes	2,819.5	48	6,688.4	30
Provision for income taxes	935.8	49	2,194.8	34
Net income	$1,883.7	48%	$4,493.6	29%
Earnings per common share-basic	$2.34	54%	$5.54	37%
Earnings per common share-diluted	$2.32	55%	$5.48	37%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2017	2016	2017
Revenues	$5,754.6	$6,424.1	$114.1
Company-operated margins	584.5	732.6	15.7
Franchised margins	2,233.0	2,014.4	29.9
Selling, general & administrative expenses	567.0	582.9	(6.5)
Operating income	3,079.4	2,137.3	36.3
Net income	1,883.7	1,275.4	13.6
Earnings per share-diluted	$2.32	$1.50	$0.02

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2017	2016	2017
Revenues	$17,480.2	$18,593.0	$(4.4)
Company-operated margins	1,846.3	1,979.3	(3.5)
Franchised margins	6,109.0	5,667.2	(29.5)
Selling, general & administrative expenses	1,613.7	1,757.0	1.7
Operating income	7,408.5	5,775.5	(38.1)
Net income	4,493.6	3,493.1	(30.0)
Earnings per share-diluted	$5.48	$4.01	$(0.04)
The positive impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the stronger Euro. The negative impact for the nine months primarily reflected the weaker British Pound.

Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 48% (47% in constant currencies) to $1,883.7 million, and diluted earnings per share increased 55% (53% in constant currencies) to $2.32. Foreign currency translation had a positive impact of $0.02 on diluted earnings per share.
For the nine months, net income increased 29% (30% in constant currencies) to $4,493.6 million, and diluted earnings per share increased 37% (38% in constant currencies) to $5.48. Foreign currency translation had a negative impact of $0.04 on diluted earnings per share.
Results for the quarter and nine months reflected stronger operating performance and G&A savings. The nine months also benefited from lower depreciation expense, primarily in China and Hong Kong, that in accordance with Held for Sale accounting rules ceased recording depreciation, and improved performance in Japan.
In addition, results for both periods benefited from the Company's sale of its businesses in China and Hong Kong, which closed on July 31, 2017. The Company recorded a pre-tax gain of approximately $850 million related to this sale. For the quarter, this gain was partially offset by $111 million of unrelated pre-tax non-cash impairment charges. Results for 2016 included pre-tax strategic charges of $128 million for the quarter and $357 million for the nine months, consisting primarily of charges related to the Company's global G&A and refranchising initiatives. Excluding the impact of these current year and prior year items, diluted earnings per share increased 9% (7% in constant currencies) for the quarter, and 15% (16% in constant currencies) for the nine months.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 13.8 million shares of stock for $2.2 billion, bringing total purchases for the nine months to 27.3 million shares or $4.0 billion. In addition, the Company paid a quarterly dividend of $0.94 per share, or $755.3 million, bringing the total dividends paid for the nine months to $2.3 billion.

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

REVENUES
Dollars in millions
Quarters Ended September 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$798.7	$910.3	(12)%	(12)%
International Lead Markets	1,076.3	1,098.8	(2)	(5)
High Growth Markets	1,054.9	1,441.5	(27)	(30)
Foundational Markets & Corporate	134.4	521.5	(74)	(75)
Total	$3,064.3	$3,972.1	(23)%	(25)%
Franchised revenues
U.S.	$1,224.6	$1,162.2	5%	5%
International Lead Markets	894.2	782.4	14	10
High Growth Markets	267.2	209.8	27	23
Foundational Markets & Corporate	304.3	297.6	2	3
Total	$2,690.3	$2,452.0	10%	8%
Total revenues
U.S.	$2,023.3	$2,072.5	(2)%	(2)%
International Lead Markets	1,970.5	1,881.2	5	1
High Growth Markets	1,322.1	1,651.3	(20)	(23)
Foundational Markets & Corporate	438.7	819.1	(46)	(47)
Total	$5,754.6	$6,424.1	(10)%	(12)%

Nine Months Ended September 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,483.8	$2,852.0	(13)%	(13)%
International Lead Markets	3,038.9	3,250.7	(7)	(4)
High Growth Markets	3,859.5	4,063.5	(5)	(7)
Foundational Markets & Corporate	663.6	1,476.0	(55)	(56)
Total	$10,045.8	$11,642.2	(14)%	(14)%
Franchised revenues
U.S.	$3,516.9	$3,363.2	5%	5%
International Lead Markets	2,388.3	2,201.8	8	9
High Growth Markets	679.0	580.6	17	17
Foundational Markets & Corporate	850.2	805.2	6	8
Total	$7,434.4	$6,950.8	7%	7%
Total revenues
U.S.	$6,000.7	$6,215.2	(3)%	(3)%
International Lead Markets	5,427.2	5,452.5	0	1
High Growth Markets	4,538.5	4,644.1	(2)	(4)
Foundational Markets & Corporate	1,513.8	2,281.2	(34)	(34)
Total	$17,480.2	$18,593.0	(6)%	(6)%

•	Revenues: Revenues decreased 10% (12% in constant currencies) for the quarter and decreased 6% (6% in constant currencies) for the nine months.

•	U.S.: Revenues decreased for both periods as positive comparable sales were more than offset by the impact of refranchising.

•
International Lead Markets: Revenues increased for the quarter due to positive comparable sales across all markets, partly offset by the impact of refranchising. For the nine months, revenues were flat as the benefit from positive comparable sales was offset by foreign currency translation and the impact of refranchising.

•	High Growth Markets: Revenues decreased for both periods as positive comparable sales across most markets were more than offset by the impact of refranchising businesses in China and Hong Kong.
Comparable Sales and Guest Counts
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2017 and 2016:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
U.S.	4.1%	1.3%	3.3%	2.7%
International Lead Markets	5.7	3.3	5.0	3.6
High Growth Markets	6.2	1.5	5.7	2.2
Foundational Markets & Corporate	10.2	10.1	11.3	9.6
Total	6.0%	3.5%	5.6%	4.2%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 2.1% and decreased 0.1% for the nine months ended 2017 and 2016, respectively.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2017:

SYSTEMWIDE SALES
	Quarter Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	4%	4%	3%	3%
International Lead Markets	11	7	5	6
High Growth Markets	14	11	11	10
Foundational Markets & Corporate	8	12	10	13
Total	8%	7%	6%	7%

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,869.2	$8,391.0	6%	6%
International Lead Markets	5,175.7	4,534.1	14	10
High Growth Markets	2,083.6	1,305.4	60	55
Foundational Markets & Corporate	4,876.1	4,126.0	18	23
Total	$21,004.6	$18,356.5	14%	14%

Ownership type
Conventional franchised	$15,611.2	$14,650.9	7%	5%
Developmental licensed	3,436.5	2,432.8	41	46
Foreign affiliated	1,956.9	1,272.8	54	61
Total	$21,004.6	$18,356.5	14%	14%

Nine Months Ended September 30,	2017	2016	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$25,574.8	$24,356.4	5%	5%
International Lead Markets	13,787.1	12,760.8	8	9
High Growth Markets	4,709.3	3,636.0	30	29
Foundational Markets & Corporate	13,227.8	11,117.8	19	22
Total	$57,299.0	$51,871.0	10%	11%

Ownership type
Conventional franchised	$43,856.6	$41,881.0	5%	5%
Developmental licensed	9,111.2	6,612.4	38	41
Foreign affiliated	4,331.2	3,377.6	28	32
Total	$57,299.0	$51,871.0	10%	11%

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2017	2016	2017	2016
Franchised
U.S.	82.9%	82.7%	$1,014.9	$961.4	6%	6%
International Lead Markets	81.6	81.2	729.5	635.4	15	11
High Growth Markets	76.0	71.6	203.1	150.1	35	30
Foundational Markets & Corporate	93.8	89.8	285.5	267.5	7	8
Total	83.0%	82.1%	$2,233.0	$2,014.4	11%	9%
Company-operated
U.S.	15.5%	16.9%	$124.2	$153.9	(19)%	(19)%
International Lead Markets	21.9	21.6	235.5	237.9	(1)	(4)
High Growth Markets	18.5	17.0	195.5	245.2	(20)	(24)
Foundational Markets & Corporate	21.8	18.4	29.3	95.6	(69)	(70)
Total	19.1%	18.4%	$584.5	$732.6	(20)%	(22)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2017	2016	2017	2016
Franchised
U.S.	82.4%	82.7%	$2,898.9	$2,779.7	4%	4%
International Lead Markets	80.7	80.2	1,927.5	1,765.8	9	10
High Growth Markets	72.8	69.9	494.4	406.0	22	22
Foundational Markets & Corporate	92.7	88.9	788.2	715.7	10	12
Total	82.2%	81.5%	$6,109.0	$5,667.2	8%	8%
Company-operated
U.S.	15.8%	15.9%	$392.3	$454.4	(14)%	(14)%
International Lead Markets	21.2	20.7	643.2	673.2	(4)	(2)
High Growth Markets	17.9	15.3	689.6	623.4	11	9
Foundational Markets & Corporate	18.3	15.5	121.2	228.3	(47)	(48)
Total	18.4%	17.0%	$1,846.3	$1,979.3	(7)%	(7)%

•
Franchised: Franchised margin dollars increased $218.6 million or 11% (9% in constant currencies) for the quarter and increased $441.8 million or 8% (8% in constant currencies) for the nine months. Both periods benefited from expansion and the impact of refranchising, as well as positive comparable sales performance across all segments.

•
U.S.: The franchised margin percent increased for the quarter and decreased for the nine months. Positive comparable sales contributed to both periods, but for the nine months was more than offset by higher occupancy costs.

•
International Lead Markets: The increase in the franchised margin percent for the quarter and nine months primarily reflected the benefit from strong comparable sales performance, partly offset by the impact of refranchising.

•
High Growth Markets: The increase in the franchised margin percent for the quarter and nine months was due to the impact of refranchising, largely related to the China and Hong Kong transaction, and strong comparable sales performance.

•
Company-operated: Company-operated margin dollars decreased $148.1 million or 20% (22% in constant currencies) for the quarter and decreased $133.0 million or 7% (7% in constant currencies) for the nine months, reflecting the impact of refranchising. The quarter and nine months benefited by approximately $12 million and $94 million, respectively, due to ceasing depreciation on assets considered Held for Sale, primarily in China and Hong Kong.

•
U.S.: The Company-operated margin percent decreased for the quarter and nine months. Both periods reflected strong comparable sales and higher labor costs, while the quarter also reflected higher commodity costs.

•
International Lead Markets: The increase in the Company-operated margin percent for the quarter and nine months was primarily due to strong comparable sales, partly offset by higher labor costs, occupancy costs and commodity costs.

•
High Growth Markets: The increase in the Company-operated margin percent for the quarter and nine months was largely due to strong comparable sales and the benefit from the lower depreciation in China and Hong Kong. This increase was partly offset by the impact of refranchising.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Food & paper	31.4%	31.8%	31.7%	32.1%
Payroll & employee benefits	27.6	26.1	27.5	27.0
Occupancy & other operating expenses	21.9	23.7	22.4	23.9
Total expenses	80.9%	81.6%	81.6%	83.0%
Company-operated margins	19.1%	18.4%	18.4%	17.0%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $15.9 million or 3% (4% in constant currencies) for the quarter and $143.3 million or 8% (8% in constant currencies) for the nine months. The decreases were primarily due to lower employee-related costs resulting from the Company's ongoing G&A and refranchising initiatives, partly offset by higher restaurant technology spending.

•	For the nine months, selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.4% for 2017 compared with 2.8% for 2016.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gains on sales of restaurant businesses	$(63.1)	$(70.1)	$(230.9)	$(219.6)
Equity in (earnings) losses of unconsolidated affiliates	(30.9)	(26.7)	(101.1)	(25.2)
Asset dispositions and other (income) expense, net	(29.0)	(4.0)	(47.1)	1.6
Impairment and other charges (gains), net	(705.9)	127.6	(687.8)	357.2
Total	$(828.9)	$26.8	$(1,066.9)	$114.0

•	Equity in earnings of unconsolidated affiliates improved for the nine months, mainly due to improved performance in Japan.

•
Asset dispositions and other (income) expense, net benefited for the quarter and nine months mainly due to a property disposition gain in Australia. The nine months also benefited from a gain on the strategic sale of a restaurant property in the U.S.

•
Impairment and other charges (gains), net for the quarter and nine months primarily reflected the gain on the Company's sale of its businesses in China and Hong Kong of approximately $850 million, partly offset by $111 million of unrelated non-cash impairment charges. The prior year quarter and nine months reflected strategic charges, consisting of restructuring and non-cash impairment charges related to the Company's global G&A and refranchising initiatives.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2017	2016	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$1,034.6	$977.5	6%	6%
International Lead Markets	913.6	754.1	21	17
High Growth Markets	1,073.8	320.1	n/m	n/m
Foundational Markets & Corporate	57.4	85.6	(33)	(27)
Total	$3,079.4	$2,137.3	44%	42%

Nine Months Ended September 30,	2017	2016	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$3,055.4	$2,836.6	8%	8%
International Lead Markets	2,356.2	2,127.2	11	12
High Growth Markets	1,724.0	814.7	n/m	n/m
Foundational Markets & Corporate	272.9	(3.0)	n/m	n/m
Total	$7,408.5	$5,775.5	28%	29%
n/m Not meaningful

•
Operating Income: Operating income increased $942.1 million or 44% (42% in constant currencies) for the quarter and increased $1,633.0 million or 28% (29% in constant currencies) for the nine months. Both periods included the benefit of approximately $850 million due to the gain on the sale of the Company's businesses in China and Hong Kong, partly offset by unrelated non-cash impairment charges. Results in 2016 included strategic charges of $128 million for the quarter and $357 million for the nine months. Excluding these current year and prior year items, operating income increased $109 million or 5% (3% in constant currencies) for the quarter and increased $588 million or 10% (10% in constant currencies) for the nine months.

•
U.S.: The increase in operating income for the quarter and nine months reflected higher franchised margin dollars and G&A savings, partly offset by lower Company-operated margin dollars. The nine months also benefited from a gain on the strategic sale of a restaurant property in 2017.

•
International Lead Markets: The constant currency operating income increase for the quarter and nine months was primarily due to improvements in franchised margin dollars across all markets and a property disposition gain in Australia.

•
High Growth Markets: Excluding the gain on the sale of the Company's businesses in China and Hong Kong as well as unrelated non-cash impairment charges, operating income increased 7% (3% in constant currencies) for the quarter and 21% (20% in constant currencies) for the nine months. Results reflect sales driven performance and the impact of refranchising. The nine months included a benefit of $92 million due to lower depreciation expense in China and Hong Kong.

•
Foundational Markets & Corporate: The constant currency operating income decrease for the quarter reflects the Company's refranchising initiatives, and higher G&A costs at the Corporate level due to restaurant technology spending, partly offset by the benefit from comparison to the prior year's strategic charges. The constant currency operating income increase for the nine months reflects the benefit from comparison to the prior year's strategic charges and Japan's improved performance.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 42.4% and 31.1% for the nine months ended 2017 and 2016, respectively. Excluding the previously described current year gain and current and prior year strategic charges, operating margin was 38.4% and 33.0% for the nine months ended 2017 and 2016, respectively.

Interest Expense

•
Interest expense increased 7% (6% in constant currencies) for the quarter and increased 3% (4% in constant currencies) for the nine months, primarily reflecting higher average debt balances, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income	$(6.5)	$0.8	$(6.4)	$(6.0)
Foreign currency and hedging activity	15.4	4.5	11.1	(23.2)
Other (income) expense, net	14.3	6.1	29.2	10.0
Total	$23.2	$11.4	$33.9	$(19.2)
Income Taxes

•	The effective income tax rate was 33.2% and 33.0% for the quarters ended 2017 and 2016, respectively, and 32.8% and 31.9% for the nine months ended 2017 and 2016, respectively.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $4.4 billion and exceeded capital expenditures by $3.2 billion for the nine months 2017. Cash provided by operations decreased $803 million compared with the nine months 2016, primarily due to changes in working capital related to our global G&A and refranchising initiatives and higher income tax payments, partly offset by better operating results.
Cash provided by investing activities totaled $1.2 billion for the nine months 2017, an increase of $2.0 billion compared with the nine months 2016, primarily due to proceeds associated with the sale of the Company's businesses in China and Hong Kong, as well as proceeds from the sale of its businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") and Taiwan.
Cash used for financing activities totaled $4.6 billion for the nine months 2017, a decrease of $5.3 billion compared with the nine months 2016, primarily due to lower treasury stock purchases, partly offset by lower net debt issuances.
Debt obligations at September 30, 2017 totaled $28.6 billion compared with $26.0 billion at December 31, 2016. The increase was primarily due to net debt issuances and the impact of foreign currency translation.
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
Our success increasingly relies on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates, yet we have limited influence over their operations. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising effort will increase that dependence and the effect of those factors.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a greater percentage of franchised restaurants, including an increased number of restaurants run by developmental licensees and affiliates, depends on various factors. Those factors include whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards, and whether their performance and the resulting ownership mix supports our brand and financial objectives.
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
We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes resulting from proposals for comprehensive or corporate tax reforms that may become a key component of budgetary initiatives in the United States or elsewhere. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
The following table presents information related to repurchases of common stock the Company made during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2017	1,316,064	$156.08	1,316,064	$14,893,495,135
August 1-31, 2017	6,634,815	157.35	6,634,815	13,849,533,369
September 1-30, 2017	5,877,127	157.70	5,877,127	12,922,694,399
Total	13,828,006	$157.38	13,828,006

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
Third Amendment to the McDonald's Corporation Severance Plan, effective as of July 15, 2016, incorporated herein by reference from Exhibit 10(l)(iii) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(iv) Fourth Amendment to the McDonald's Corporation Severance Plan, effective as of July 1, 2017, filed herewith.**

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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(p) Offer Letter between Silvia Lagnado and the Company, dated June 8, 2015, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2017.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
November 2, 2017	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer