Form 10-K
period 2017-12-31
MCDONALDS CORP
filed 2018-02-23
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐  (do not check if a smaller reporting company)
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was $124,038,758,906.
The number of shares outstanding of the registrant’s common stock as of January 31, 2018 was 794,497,880.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2018 definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its sub-sidiaries, is referred to herein as the “Company.”
a. General
During 2017, there were no material changes to the Company's corporate structure or in its method of conducting business. The business is structured with segments that combine markets with similar characteristics and opportunities for growth. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
b. Financial information about segments
Segment data for the years ended December 31, 2017, 2016, and 2015 are included in Part II, Item 8, page 47 of this Form 10-K.
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
The Company is primarily a franchisor, with more than 90% of McDonald's restaurants currently owned and operated by independent franchisees. Franchising enables an individual to be their own employer and maintain control over all employment related matters, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources. One of the strengths of this model is that the expertise gained from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants.
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. Having Company-owned restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.

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
The Company’s typical franchise term is 20 years. The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to ensure consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. This structure enables McDonald’s to generate significant levels of cash flow.
Under a developmental license arrangement, licensees provide capital for the entire business, including the real estate interest. The Company generally does not invest any capital under a developmental license arrangement. The Company receives a royalty based upon a percent of sales as well as initial fees upon the opening of a new restaurant or grant of a new license. We use the developmental license ownership structure in over 80 countries with a total of approximately 6,900 restaurants. The largest developmental licensee operates approximately 2,200 restaurants in 19 countries in Latin America and the Caribbean.
Finally, the Company also has an equity investment in a limited number of foreign affiliated markets, referred to as “affiliates.” In these markets, the Company receives a royalty based on a percent of sales and records its share of net results in Equity in earnings of unconsolidated affiliates. In 2017, the Company completed the sale of its businesses in China and Hong Kong, while retaining a 20% ownership in the entity that now owns the business. There are approximately 5,800 restaurants in foreign affiliated markets, the largest of which are Japan and China, where there are about 2,900 and 2,600 restaurants, respectively.

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

McDonald's Corporation 2017 Annual Report 1

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
Information about the Company’s working capital practices is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2017, 2016, and 2015 in Part II, Item 7, pages 14 through 29, and the consolidated statement of cash flows for the years ended December 31, 2017, 2016, and 2015 in Part II, Item 8, page 34 of this Form 10-K.

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
Based on data from Euromonitor International, the global IEO segment was composed of approximately 9 million outlets and generated $1.2 trillion in annual sales in 2016, the most recent year for which data is available. McDonald’s Systemwide 2016 restaurant business accounted for 0.4% of those outlets and 7.0% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 19 million outlets and generated $2.4 trillion in annual sales in 2016. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.5% of the sales.

▪	Research and development
The Company performs research and development activities in the U.S., Europe and Asia. While research and development activities are important to the Company’s business, these expenditures are not material. Independent suppliers also conduct research activities that benefit the Company, its franchisees and suppliers (collectively referred to as the "System").

▪	Environmental matters
The Company continuously endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.
Increased focus by certain governmental authorities on environmental matters may lead to new governmental initiatives. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources, could have a direct impact on the operations of the System in ways which we cannot predict at this time.
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

2 McDonald's Corporation 2017 Annual Report

▪	Number of employees
The Company’s number of employees worldwide, including its corporate office employees and company-owned restaurant employees, was approximately 235,000 as of year-end 2017.
d. Financial information about geographic areas
Financial information about geographic areas is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 14 through 29 and Segment and geographic information in Part II, Item 8, page 47 of this Form 10-K.
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
Financial and other information can also be accessed on the investor section of the Company’s website at www.investor.mcdonalds.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, 711 Jorie Boulevard, Oak Brook, Illinois 60523.
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each of the Committees of the Board of Directors, including the Audit and Finance Committee, Compensation Committee, Governance Committee, Public Policy and Strategy Committee and Sustainability and Corporate Responsibility Committee; the Code of Conduct for the Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623 or by sending a request to McDonald’s Corporation Shareholder Services, Department 720, 711 Jorie Boulevard, Oak Brook, Illinois 60523.
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
To drive future results, our business strategies must be effective in delivering increased guest counts to drive operating income growth. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our more adaptive organizational structure to execute against our initiatives at an accelerated pace;

•	Strengthen customer appeal and augment our digital initiatives, including mobile ordering and delivery, along with Experience of the Future (“EOTF”), particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants; and

•	Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations.
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
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation, food offerings and consumer preferences in the “informal eating out” IEO segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance

McDonald's Corporation 2017 Annual Report 3

that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.
Activities relating to our refranchising and cost savings initiatives remain ongoing and entail various risks.
Our previously announced refranchising and cost saving initiatives remain ongoing. As we continue on those initiatives, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our selection and integration of capable third parties. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies through the consolidation of global, back-office functions. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
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
Our results of operations are substantially affected by economic conditions, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Continued adverse economic conditions or adverse changes in economic conditions in our markets could pressure our operating performance, and our business and financial results may suffer.
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

4 McDonald's Corporation 2017 Annual Report

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
Our success increasingly relies on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates, yet we have limited influence over their operations. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising efforts will continue to increase that dependence and the potential effect of those factors.
Our success also increasingly depends on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the creditworthiness of our franchisees or the Company. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a significant percentage of franchised restaurants, including an increased number of restaurants run by developmental licensees and affiliates, depends on various factors. Those factors include whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards, and whether their performance and the resulting ownership mix supports our brand and financial objectives.
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
Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Our increasing reliance on third party systems also present the risks faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to recover in a timely way, we could experience an interruption in our operations.
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

McDonald's Corporation 2017 Annual Report 5

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
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes and uncertainties resulting from proposals for comprehensive or corporate tax reforms in the U.S. or elsewhere. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs, including labor. Any volatility in certain commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. We can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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

6 McDonald's Corporation 2017 Annual Report

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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. The steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
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

McDonald's Corporation 2017 Annual Report 7

Trading volatility and price of our common stock may be adversely affected by many factors.
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these factors, some of which are outside our control, are the following:

•	The unpredictable nature of global economic and market conditions;

•
Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the U.S., which is the principal trading market for our common stock, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business;

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the Company. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for conventional franchised and Company-operated restaurant sites, which ensures long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network. Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 14 through 29 and in Financial statements and supplementary data in Part II, Item 8, pages 30 through 50 of this Form 10-K.

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

8 McDonald's Corporation 2017 Annual Report

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

ITEM 4. Mine Safety Disclosures

Not applicable.

McDonald's Corporation 2017 Annual Report 9

Executive Officers of the Registrant
The following are the Executive Officers of our Company (as of the date of this filing):
Ian Borden, 49, is President - Foundational Markets, a position he has held since July 2015. From January 2014 through June 2015, Mr. Borden served as Vice President and Chief Financial Officer - McDonald’s Asia/Pacific, Middle East and Africa. Prior to that time, Mr. Borden served as Regional Vice President of Europe’s East Division from April 2011 to December 2013 and as Managing Director - McDonald’s Ukraine from December 2007 to December 2013. He has served the Company for 23 years.
Stephen Easterbrook, 50, is President and Chief Executive Officer, a position he has held since March 2015. Mr. Easterbrook was also elected a Director of the Company effective March 2015. From May 2014 through February 2015, Mr. Easterbrook served as Corporate Senior Executive Vice President and Global Chief Brand Officer. From June 2013 through April 2014, Mr. Easterbrook served as Corporate Executive Vice President and Global Chief Brand Officer. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited, a pan-Asian restaurant chain, and from September 2011 to September 2012, he served as the Chief Executive Officer of PizzaExpress Limited, an Italian restaurant brand. From December 2010 to September 2011, he held the position of President, McDonald’s Europe. Prior to that, Mr. Easterbrook served in a number of roles with the Company. Mr. Easterbrook has served the Company for 24 years.
Joseph Erlinger, 44, is President - High Growth Markets, a position he has held since September 2016.   Prior to that, Mr. Erlinger served as Vice President and Chief Financial Officer - High Growth Markets from March 2015 to January 2017 (serving in dual roles from September 2016 through January 2017), as Managing Director of McDonald’s Korea from April 2013 to January 2016 (serving in dual roles from March 2015 through January 2016), and US Vice President - GM for the Indianapolis region from December 2010 to March 2013.  He has served the Company for nearly 16 years.
David Fairhurst, 49, is Corporate Executive Vice President & Chief People Officer, a position he has held since October 2015. Mr. Fairhurst served as Corporate Senior Vice President, International Human Resources and Strategy from April 2015 to September 2015. Prior to that time, he served as Europe Vice President - Chief People Officer from January 2011 to March 2015. Mr. Fairhurst has served the Company for 12 years.
Robert Gibbs, 46, is Corporate Executive Vice President and Global Chief Communications Officer, a position he has held since June 2015. Mr. Gibbs joined the Company from The Incite Agency, a strategic communications advisory firm that he co-founded in 2013. Prior to that, Mr. Gibbs held several senior advisory roles in the White House, serving as the White House Press Secretary beginning in 2009, then as Senior Advisor in the 2012 re-election campaign. Mr. Gibbs has been with the Company for nearly 3 years.
Douglas Goare, 65, has served as President, International Lead Markets since July 2015 and in October 2016, he assumed responsibility as Chief Restaurant Officer. From October 2011 through June 2015, Mr. Goare served as President, McDonald’s Europe. Prior to that time, Mr. Goare served as Corporate Executive Vice President of Supply Chain and Development from February 2011 through September 2011.  In addition, Mr. Goare assumed responsibility for Development in December 2010 and served as Corporate Senior Vice President of Supply Chain and Development through January 2011.  Mr. Goare has served the Company for 39 years.

Catherine Hoovel, 46, is Corporate Vice President - Chief Accounting Officer, a position she has held since October 2016.  Ms. Hoovel served as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Prior to that time, Ms. Hoovel served as a Senior Director of Finance from February 2012 to April 2014 and was a Divisional Director from August 2010 to February 2012. Ms. Hoovel has served the Company for nearly 22 years.
Christopher Kempczinski, 49, is President, McDonald’s USA, a position he has held since January 2017. Prior to that, Mr. Kempczinski served as Corporate Executive Vice President - Strategy, Business Development and Innovation, from October 2015 through December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, a manufacturer and marketer of food and beverage products, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Prior to that, Mr. Kempczinski served as President of Kraft Canada from July 2012 through December 2014 and as Senior Vice President - U.S. Grocery from December 2008 to July 2012. Mr. Kempczinski has been with the Company for over 2 years.
Jerome Krulewitch, 53, is Corporate Executive Vice President, General Counsel and Secretary, a position he has held since March 2017. From May 2011 until March 2017, Mr. Krulewitch served as Corporate Senior Vice President - Chief Counsel, Global Operations.  Prior to that, Mr. Krulewitch was Corporate Senior Vice President - General Counsel, The Americas from September 2010 to April 2011.  Mr. Krulewitch has served the Company for nearly 16 years.
Silvia Lagnado, 54, is Corporate Executive Vice President, Global Chief Marketing Officer, a position she has held since August 2015. Ms. Lagnado served as Chief Marketing Officer of Bacardi Limited, a spirits company, from September 2010 to October 2012. Prior to that, Ms. Lagnado served more than 20 years in positions of increased responsibility at Unilever. Ms. Lagnado has been with the Company for over 2 years.
Kevin Ozan, 54, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 20 years.
Jim Sappington, 59, is Corporate Executive Vice President, Operations and Technology Systems, a position he has held since March 2015. From January 2013 through February 2015, Mr. Sappington served as Corporate Senior Vice President-Chief Information Officer. Prior to that time, Mr. Sappington served as U.S. Vice President - General Manager for the Northwest Region from September 2010 to December 2012. Mr. Sappington has been with the Company for 30 years.

10 McDonald's Corporation 2017 Annual Report

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S. The following table sets forth the common stock price ranges on the New York Stock Exchange and dividends declared per common share:

	2017				2016
Dollars per share	High	Low	Dividend		High	Low	Dividend
Quarter:
First	130.19	118.18	0.94		126.96	112.71	0.89
Second	155.46	128.65	0.94		131.96	116.08	0.89
Third	161.72	151.77	1.95	*	128.60	113.96	1.83	*
Fourth	175.78	155.80	—		124.00	110.33	—
Year	175.78	118.18	3.83		131.96	110.33	3.61

*
Includes a $0.94 and $0.89 per share dividend declared and paid in third quarter of 2017 and 2016, respectively, and a $1.01 and $0.94 per share dividend declared in third quarter and paid in fourth quarter of 2017 and 2016, respectively.

The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2018 was estimated to be 1,781,818.
Given the Company’s returns on incremental invested capital and assets, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 42 consecutive years through 2017 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2017*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2017	3,803,997	162.45	3,803,997	$12,304,717,273
November 1-30, 2017	254,210	167.64	254,210	12,262,100,551
December 1-31, 2017	800	173.25	800	12,261,961,951
Total	4,059,007	162.78	4,059,007

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 27, 2017, the Company's Board of Directors approved a share repurchase program, effective July 28, 2017, that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.

McDonald's Corporation 2017 Annual Report 11

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2017. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2012. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Company/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
McDonald's Corporation	$100	$114	$113	$148	$157	$228
S&P 500 Index	100	132	151	153	171	208
Dow Jones Industrials	100	130	143	143	167	213
Source: S&P Capital IQ

12 McDonald's Corporation 2017 Annual Report

ITEM 6. Selected Financial Data

6-Year Summary	Years ended December 31,

In millions, except per share and unit amounts	2017	2016	2015	2014	2013	2012
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$12,719	$15,295	$16,488	$18,169	$18,875	$18,603
Revenues from franchised restaurants	10,101	9,327	8,925	9,272	9,231	8,964
Total revenues	22,820	24,622	25,413	27,441	28,106	27,567
Operating income	9,553	7,745	7,146	7,949	8,764	8,605
Net income	5,192	4,687	4,529	4,758	5,586	5,465
Consolidated Statement of Cash Flows Data
Cash provided by operations	$5,551	$6,060	$6,539	$6,730	$7,121	$6,966
Cash used for (provided by) investing activities	(562)	982	1,420	2,305	2,674	3,167
Capital expenditures	1,854	1,821	1,814	2,583	2,825	3,049
Cash used for (provided by) financing activities	5,311	11,262	(735)	4,618	4,043	3,850
Treasury stock purchases(1)	4,651	11,142	6,182	3,175	1,810	2,605
Common stock dividends	3,089	3,058	3,230	3,216	3,115	2,897
Financial Position
Total assets	$33,804	$31,024	$37,939	$34,227	$36,626	$35,386
Total debt	29,536	25,956	24,122	14,936	14,130	13,633
Total shareholders’ equity (deficit)	(3,268)	(2,204)	7,088	12,853	16,010	15,294
Shares outstanding	794	819	907	963	990	1,003
Per Common Share Data
Earnings-diluted	$6.37	$5.44	$4.80	$4.82	$5.55	$5.36
Dividends declared	3.83	3.61	3.44	3.28	3.12	2.87
Market price at year end	172.12	121.72	118.44	93.70	97.03	88.21
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	3,133	5,669	6,444	6,714	6,738	6,598
Franchised restaurants	34,108	31,230	30,081	29,544	28,691	27,882
Total Systemwide restaurants	37,241	36,899	36,525	36,258	35,429	34,480
Franchised sales(2)	$78,191	$69,707	$66,226	$69,617	$70,251	$69,687

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

(2)
While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent more than 90% of McDonald's restaurants worldwide at December 31, 2017.

McDonald's Corporation 2017 Annual Report 13

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants. Of the 37,241 restaurants in 120 countries at year-end 2017, 34,108 were franchised (reflects 21,366 franchised to conventional franchisees, 6,945 licensed to developmental licensees and 5,797 licensed to foreign affiliates ("affiliates")—primarily in Japan and China) and 3,133 were operated by the Company.
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
Under McDonald's developmental license arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company generally has no capital invested. In addition, the Company has an equity investment in a number of affiliates (primarily in Japan and China) that invest in real estate and operate or franchise restaurants within a market.
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

•	Foundational Markets & Corporate - the remaining markets in the McDonald's system, most of which operate under a largely franchised model. Corporate activities are also reported within this segment.
For the year ended December 31, 2017, the U.S., International Lead Markets and High Growth Markets accounted for 35%, 32% and 24% of total revenues, respectively.
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

•
Comparable sales and comparable guest counts are key performance indicators used within the retail industry and are indicative of the impact of the Company’s initiatives as well as local economic and consumer trends. Increases or decreases in comparable sales and comparable guest counts represent the percent change in sales and transactions, respectively, from the same period in the prior year for all restaurants, whether operated by the Company or franchisees, in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation, and, beginning in 2017, also exclude sales from Venezuela due to its hyper-inflation. Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.

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

14 McDonald's Corporation 2017 Annual Report

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

CUSTOMER-CENTRIC GROWTH STRATEGY
Beginning in 2015, the Company made purposeful changes to execute against key elements of its turnaround plan including a renewed focus on running better restaurants, driving operational growth, returning excitement to the brand and enhancing financial value. The Company’s current momentum is broad-based throughout the System and its recent performance demonstrates that McDonald’s has completed the transition from turnaround to growth.
In 2017, the Company shifted its focus to delivering long-term growth through accelerated execution of its customer-centric strategy - the Velocity Growth Plan. This plan outlines actions to drive sustainable guest count growth, a reliable long-term measure of the Company's strength, that is vital to growing sales and shareholder value.
The Velocity Growth Plan is rooted in extensive customer research and insights, along with a deep understanding of the key drivers of the business. The Company is targeting the tremendous opportunity at the core of its business - its food, value and customer experience. The strategy is built on the following three pillars, all focusing on building a better McDonald’s:

•	Retaining existing customers - focusing on areas where it already has a strong foothold in the IEO category, including family occasions and food-led breakfast.

•	Regaining lost customers - recommitting to areas of historic strength, namely food taste and quality, convenience and value.

•
Converting casual to committed customers - building stronger relationships with customers so they visit more often, by elevating and leveraging the McCafé coffee brand and enhancing snack and treat offerings.

In each pillar, McDonald’s has established sustainable platforms that enable execution of the plan with greater speed, efficiency and impact while remaining relentlessly focused on the fundamentals of running great restaurants. Additionally, through three identified growth accelerators - Experience of the Future (“EOTF”), Digital and Delivery - McDonald’s is enhancing the overall customer experience with hospitable, friendly service and ever-improving convenience for customers on their terms. The Company met aggressive deployment targets for each one of these accelerators in 2017 and continues further implementation in 2018 and beyond.

•
Experience of the Future. The Company continues to build upon its investments in EOTF, focusing on restaurant modernization and technology, in order to transform the restaurant service experience and enhance the brand in the eyes of the customer. The modernization efforts are designed to drive incremental customer visits and higher average check. McDonald’s currently has EOTF deployed in about one-third of the restaurants globally, with half of the U.S. restaurants expected to be deployed by the end of 2018.

•
Digital. As the Company accelerates its pace of converting restaurants to EOTF, it is placing renewed emphasis on improving its existing service model (i.e., eat in, take out, or drive-thru) and strengthening its relationships with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks and technology-driven models that enable table service and curb-side pick-up. In the U.S. alone, McDonald’s now has over 20 million registered users of the McDonald’s application.

•
Delivery. The Company continues to further scale its delivery platform as a way of expanding the convenience customers receive from McDonald's. In 2017, McDonald’s added delivery to 7,000 restaurants in 21 different countries. Including previously offering delivery in Asia and the Middle East, McDonald’s is now delivering meals from over 10,000 restaurants. In addition to added convenience, delivery transactions tend to realize a higher average check and a high customer satisfaction rating. In 2018, while the Company expects to continue to expand the number of restaurants offering delivery, the focus will shift to growing awareness and demand in the areas where delivery is already offered.

In 2018, McDonald’s has plans to raise consumer awareness of the enhanced convenience available with delivery and mobile order and pay through thoughtful marketing campaigns that aim to increase the number of customers enjoying these expanded options to engage with the brand. The Company is optimistic that this will contribute to the continued momentum of the business.
In addition to the customer-relevant changes in the restaurants, the Company has enhanced financial value through its refranchising efforts, G&A cost savings initiatives and cash return to shareholders. In 2017, the Company achieved its target to refranchise 4,000 restaurants, a full year ahead of the original target date. McDonald’s is currently 92% franchised, with a long-term goal of approximately 95%. The transition to a more heavily franchised business model is benefiting the Company’s performance, as the rent and royalty income received from franchisees provides a more predictable and stable revenue stream with significantly lower operating costs and risks. This includes a less G&A and capital intensive structure as franchisees are responsible for supporting and reinvesting in their businesses. Under this more heavily franchised structure, growing comparable sales will be the strongest driver of operating income growth and returns.
Through execution of the Velocity Growth Plan, McDonald’s is serving more customers more often. In 2018, the Company remains aggressively focused on executing its ambitious plan to unlock more of its potential and drive long-term sustainable growth.

McDonald's Corporation 2017 Annual Report 15

Our Velocity Growth Plan also includes the Company doing its part to further embed certain social and environmental issues into the core of our business, which we refer to as our Scale for Good.  As one of the world’s largest restaurant companies, our Scale for Good highlights our commitment to global priorities that are consistent with our strategic priorities and provides an opportunity to collaborate with our franchisees and suppliers to drive meaningful progress.  We believe it is important for customers to feel good about visiting McDonald’s restaurants and eating our food in order to continue to drive each of the pillars within our strategy.
While we're committed to addressing many challenges facing society today, we're elevating a few global priorities that reflect analysis of major social and environmental impacts of our food and our business and the material environmental and social issues that matter most to our customers, employees, franchisees, suppliers and stakeholders. Our four global priorities are: beef sustainability, packaging and recycling, commitment to families and our investment in people.  Beyond these global priorities, we will continue to drive progress on our goals and commitments across key social and environmental topics such as climate change, diversity, animal health and welfare, and supporting families and farmers.
2017 FINANCIAL PERFORMANCE
The Company's 2017 financial performance demonstrates that the Velocity Growth Plan is working. By focusing on the aforementioned three pillars, and the identified growth accelerators, the Company achieved its best comparable sales performance in six years. In 2017, global comparable sales increased 5.3% and global comparable guest counts increased 1.9%, with positive results achieved in all segments.

•
Comparable sales in the U.S. increased 3.6% and comparable guest counts increased 1.0%.  The growth in comparable sales and guest counts was supported by the full breadth of our menu, including national beverage value offerings, strong performance of core menu items featured under the McPick 2 platform as well as Signature Crafted premium sandwiches and other menu innovations.

•	Comparable sales in the International Lead segment increased 5.3% and comparable guest counts increased 2.3%, reflecting positive performance across all of the segment, led by the U.K. and Canada.

•	In the High Growth segment, comparable sales increased 5.3% and comparable guest counts increased 1.8%. This performance reflects positive results across most of the segment, led by China.

•
Comparable sales in the Foundational Markets increased 9.0% and comparable guest counts increased 3.3%, led by strong performance in Japan and Latin America, as well as solid results across the remainder of the segment.

In addition to improved comparable sales and guest count performance, the Company achieved the following financial results in 2017:

•	Consolidated revenues decreased 7% (8% in constant currencies) as positive comparable sales were more than offset by the impact of refranchising.

•	Systemwide sales increased 7% (7% in constant currencies).

•	Consolidated operating income increased 23% (23% in constant currencies), which benefited from a gain on the sale of the Company’s businesses in China and Hong Kong.

•	Operating margin, defined as operating income as a percent of total revenues, increased from 31.5% in 2016 to 41.9% in 2017.

•	Diluted earnings per share of $6.37 increased 17% (17% in constant currencies).

•	Cash provided by operations was $5.6 billion.

•	Capital expenditures of $1.9 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings.

•	Across the System, about 900 restaurants (including those in our developmental licensee and affiliated markets) were opened.

•	Free cash flow was $3.7 billion (see reconciliation in Exhibit 12).

•
One-year ROIIC was 1,671.8% and three-year ROIIC was 93.1% for the period ended December 31, 2017. Excluding the gain from the sale of businesses in China and Hong Kong, as well as significant investing cash inflows from strategic refranchising initiatives, one year and three year ROIIC were 48.3% and 43.6%, respectively (see reconciliation in Exhibit 12).

•	The Company increased its quarterly cash dividend per share by 7% to $1.01 for the fourth quarter, equivalent to an annual dividend of $4.04 per share.

•	The Company returned $7.7 billion to shareholders through share repurchases and dividends for the year.

16 McDonald's Corporation 2017 Annual Report

AREAS OF FOCUS BY SEGMENT

U.S.

The U.S. remains diligent in driving guest count growth momentum in 2018 by continuing to focus on actions that collectively transform the customer experience.
With the launch of the $1 $2 $3 Dollar Menu in January 2018, the Company is offering a compelling, national value program that resonates with customers. Additionally, an emphasis on food taste and quality will remain a key priority. In 2018, the U.S. is planning to introduce fresh beef across the majority of its restaurants, cooked right when ordered and served hot off the grill for all Quarter Pounder burgers. The U.S. will also offer new seasonal flavors to further expand the McCafé espresso line in 2018, following its successful relaunch of McCafé in 2017.
The pace of activity in the U.S. remains accelerated with a focus on increasing customer awareness of its global mobile application, mobile order and pay functionality as well as its delivery platform. Further, the Company is accelerating its investment in EOTF as it expects to complete nearly 4,000 U.S. restaurants in 2018. A majority of traditional restaurants in the U.S. are expected to be substantially complete with EOTF by the end of 2019, offering a holistic, modern experience for customers.

International Lead Markets

International Lead markets continue to deepen their connection with customers and meet their changing needs with meaningful enhancements in menu, accessibility and experience.
The segment is focused on providing quality, great taste, value and choice across the entire menu. Programs across the segment are energizing the core menu, and every market has successfully extended into premium chicken and beef, in addition to locally relevant offerings. All of this is supported by modernized cooking and service platforms that expand capacity and enable hotter, fresher products. Entry-level value programs appeal to teens and young adults, while other platforms provide budget-conscious customers affordable meal bundles.
International Lead markets remain focused on enhancing and expanding the McCafé coffee brand and the ongoing deployment of EOTF restaurants across the segment. In addition to EOTF, the continued roll out of delivery provides customers with the high levels of convenience they are seeking.

High Growth Markets

McDonald’s High Growth markets have leveraged ideas around design, digital, people, menu innovation and value from other markets to enhance the customer experience.
Driving operational growth in existing restaurants and targeted new restaurant development are top priorities. In 2017, the Company sold its businesses in China and Hong Kong to a licensee. Continued successful integration of the segment’s new licensee into the System will further enable restaurant growth, menu innovation and convenience strategies suited to each market’s customers.

Foundational Markets

Foundational markets are a diverse group that share the common goal of enhancing critical elements that differentiate McDonald’s - the menu and the customer experience. The segment is committed to running great restaurants and increasing convenience to customers, including drive-thru and delivery.

OUTLOOK
2018 Outlook
The following information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales, net restaurant unit expansion, and the potential impacts of hyper-inflation. The Company expects net restaurant additions to add approximately 1 percentage point to 2018 Systemwide sales growth (in constant currencies).

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Lead segment would change annual diluted earnings per share by about 5 to 6 cents.

•
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers". This standard changed the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized. Under the new guidance, initial franchise fees will be recognized evenly over the franchise term. The Company expects the adoption of this guidance to negatively impact 2018 consolidated franchised revenues and franchised margins by approximately $50 million.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2018, costs for the total basket of goods are expected to increase about 1% to 2% in the U.S. and increase about 2% in the International Lead segment.

•	The Company expects full-year 2018 selling, general and administrative expenses to decrease about 1% in constant currencies.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2018 to increase about 5% to 7% compared with 2017 due primarily to higher average debt balances.

•
A significant part of the Company's operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 70% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 30 cents.

•
The Company expects the effective income tax rate for the full-year 2018 to be in the 25-27% range, with volatility between the quarters. Certain aspects of the Tax Act are expected to be clarified, and as such, could impact the Company's tax rate.

•
The Company expects capital expenditures for 2018 to be approximately $2.4 billion. About $1.5 billion will be dedicated to our U.S. business, primarily focused on accelerating the pace of EOTF. We expect to complete EOTF at nearly 4,000 additional U.S. restaurants in 2018,

McDonald's Corporation 2017 Annual Report 17

resulting in about half of the total U.S. restaurants modernized by the end of 2018. Of the remaining capital, about half will be dedicated to new restaurant openings and the remainder will be allocated to reinvestment in continued expansion of EOTF around the world. The Company’s capital will contribute towards about 250 restaurant openings, while developmental licensees and affiliates will contribute capital towards the opening of approximately 750 restaurants, for a total of about 1,000 expected restaurant openings in 2018. The Company expects net additions of about 600 restaurants in 2018.
Long-Term Outlook

•
The Company expects to realize net annual G&A savings of about $500 million from its G&A base of $2.6 billion at the beginning of 2015. Through the end of 2017, the Company realized cumulative savings of about $300 million and expects to fully realize its targeted $500 million of net savings in 2019.

•	The Company expects an incremental cash flow benefit of $400 to $500 million annually as a result of the Tax Act, prior to any reinvestment.

•
The Company expects to return about $24 billion to shareholders over the three-year period ending 2019. As the business grows, the Company also expects to modestly increase its debt levels, while maintaining its credit metrics within current ranges.

•	Beginning in 2019, the Company expects to achieve the following long-term, average annual (constant currency) financial targets:

◦	Systemwide sales growth of 3-5%;

◦	Operating margin in the mid-40% range;

◦	Earnings per share growth in the high-single digits; and

◦	ROIIC in the mid-20% range.

18 McDonald's Corporation 2017 Annual Report

Consolidated Operating Results

Operating results
		2017		2016	2015
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$12,719	(17%)	$15,295	(7%)	$16,488
Revenues from franchised restaurants	10,101	8	9,327	5	8,925
Total revenues	22,820	(7)	24,622	(3)	25,413
Operating costs and expenses
Company-operated restaurant expenses	10,410	(18)	12,699	(9)	13,977
Franchised restaurants-occupancy expenses	1,789	4	1,718	4	1,647
Selling, general & administrative expenses	2,231	(6)	2,384	(2)	2,434
Other operating (income) expense, net	(1,163)	n/m	76	(64)	209
Total operating costs and expenses	13,267	(21)	16,877	(8)	18,267
Operating income	9,553	23	7,745	8	7,146
Interest expense	922	4	885	39	638
Nonoperating (income) expense, net	58	n/m	(6)	87	(48)
Income before provision for income taxes	8,573	25	6,866	5	6,556
Provision for income taxes	3,381	55	2,180	8	2,027
Net income	$5,192	11%	$4,686	3%	$4,529
Earnings per common share—diluted	$6.37	17%	$5.44	13%	$4.80
Weighted-average common shares outstanding— diluted	815.5	(5%)	861.2	(9%)	944.6
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
In 2017, results reflected the stronger Euro, offset by the weaker British Pound. In 2016 and 2015, results were negatively impacted by weaker foreign currencies.
Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2017	2016	2015	2017	2016	2015
Revenues	$22,820	$24,622	$25,413	$186	$(692)	$(2,829)
Company-operated margins	2,309	2,596	2,511	17	(89)	(331)
Franchised margins	8,312	7,609	7,278	25	(118)	(626)
Selling, general & administrative expenses	2,231	2,384	2,434	(10)	28	158
Operating income	9,553	7,745	7,146	28	(173)	(771)
Net income	5,192	4,686	4,529	2	(97)	(473)
Earnings per common share—diluted	6.37	5.44	4.80	—	(0.11)	(0.50)

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2017, net income increased 11% (11% in constant currencies) to $5.2 billion and diluted earnings per common share increased 17% (17% in constant currencies) to $6.37. Foreign currency translation had no impact on diluted earnings per share.
In 2016, net income increased 3% (6% in constant currencies) to $4.7 billion and diluted earnings per common share increased 13% (16% in constant currencies) to $5.44. Foreign currency translation had a negative impact of $0.11 on diluted earnings per share.
Results in 2017 reflected stronger operating performance, G&A savings and improved performance in Japan, which enabled the reversal of a valuation allowance on a deferred tax asset in Japan. 2017 results included approximately $700 million of net tax cost associated with the Tax Act, reflecting provisional amounts related to the deemed repatriation charge of approximately $1.2 billion, partly offset by a benefit of approximately $500 million resulting from the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21%. In addition to the $0.82 per share of net tax cost associated with the Tax Act, 2017 results included a net benefit of $0.53 per share consisting of an approximate $850 million gain on the sale of the Company’s businesses in China and Hong Kong, offset in part by $150 million of current year restructuring and non-cash impairment charges in connection with the Company’s global G&A and refranchising initiatives. Excluding the above items, as well as $342 million of prior year strategic charges, net income was $5.4 billion, an increase of 10% (10% in constant currencies), and diluted earnings per share was $6.66, an increase of 16% (16% in constant currencies).
Results in 2016 benefited from stronger operating performance and higher gains on sales of restaurant businesses, mostly in the U.S. Results in 2016 included $342 million, or $0.28 per share, of strategic charges.

McDonald's Corporation 2017 Annual Report 19

The Company repurchased 31.4 million shares of its stock for $4.6 billion in 2017 and 92.3 million shares of its stock for $11.1 billion in 2016, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

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
Between 2015 and 2017, the Company accelerated the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised sales, where the Company receives rent and/or royalty revenue based on a percentage of sales.
In 2017, revenues decreased 7% (8% in constant currencies) and in 2016, revenues decreased 3% (flat in constant currencies). For both periods, the decreases in revenues were due to the impact of refranchising, partly offset by positive comparable sales.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017	2016	2015	2017	2016	2017	2016
Company-operated sales:
U.S.	$3,260	$3,743	$4,198	(13%)	(11%)	(13%)	(11%)
International Lead Markets	4,080	4,278	4,798	(5)	(11)	(4)	(6)
High Growth Markets	4,592	5,378	5,442	(15)	(1)	(17)	4
Foundational Markets & Corporate	787	1,896	2,050	(58)	(8)	(59)	(5)
Total	$12,719	$15,295	$16,488	(17%)	(7%)	(18%)	(4%)
Franchised revenues:
U.S.	$4,746	$4,510	$4,361	5%	3%	5%	3%
International Lead Markets	3,260	2,945	2,817	11	5	10	8
High Growth Markets	942	783	731	20	7	18	9
Foundational Markets & Corporate	1,154	1,089	1,016	6	7	7	11
Total	$10,102	$9,327	$8,925	8%	5%	8%	6%
Total revenues:
U.S.	$8,006	$8,253	$8,559	(3%)	(4%)	(3%)	(4%)
International Lead Markets	7,340	7,223	7,615	2	(5)	1	(1)
High Growth Markets	5,533	6,161	6,173	(10)	—	(13)	4
Foundational Markets & Corporate	1,941	2,985	3,066	(35)	(3)	(35)	1
Total	$22,820	$24,622	$25,413	(7%)	(3%)	(8%)	—%

•	US: In 2017 and 2016, the decrease in revenues reflected the impact of refranchising, partly offset by positive comparable sales.

•
International Lead Markets: In 2017, the increase in revenues was due to strong performance in the U.K. and Canada as well as positive comparable sales across all markets, partly offset by the impact of refranchising. In 2016, the decrease in revenues was due to the impact of refranchising, partly offset by strong comparable sales growth across most of the segment.

•
High Growth Markets: In 2017, the decrease in revenues reflected the impact of refranchising the Company's businesses in China and Hong Kong, partly offset by positive comparable sales across most markets. In 2016, revenue growth was negatively impacted by foreign currency translation. In constant currencies, 2016 revenues increased due to positive comparable sales growth in China and most other markets, and expansion in Russia.

20 McDonald's Corporation 2017 Annual Report

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2017			2016		2015
	Sales		Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	3.6%		1.0%	1.7%	(2.1%)	0.5%	(3.0%)
International Lead Markets	5.3		2.3	3.4	1.5	3.4	1.0
High Growth Markets	5.3		1.8	2.8	(0.8)	1.8	(2.2)
Foundational Markets & Corporate	9.0	*	3.3	10.0	1.9	0.7	(3.7)
Total	5.3%	*	1.9%	3.8%	(0.3%)	1.5%	(2.3%)
* Beginning in 2017, the Company excluded sales from markets identified as hyper-inflationary (currently only Venezuela) from the comparable sales calculation as the Company believes this more accurately reflects the underlying business trends. There was no significant impact related to 2016 or 2015.

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2017	2016	2017	2016
U.S.	3%	2%	3%	2%
International Lead Markets	7	1	7	5
High Growth Markets	12	3	10	6
Foundational Markets & Corporate	11	8	14	11
Total	7%	3%	7%	5%
* Unlike comparable sales, the Company has not excluded hyper-inflationary market results from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. The difference between comparable sales growth rates and Systemwide sales growth rates are due to both restaurant expansion and the hyper-inflationary impact.
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017	2016	2015	2017	2016	2017	2016
U.S.	$34,379	$32,646	$31,639	5%	3%	5%	3%
International Lead Markets	18,820	17,049	16,313	10	5	9	8
High Growth Markets	6,888	4,858	4,525	42	7	39	10
Foundational Markets & Corporate	18,104	15,154	13,749	19	10	24	14
Total	$78,191	$69,707	$66,226	12%	5%	13%	7%

Ownership type
Conventional franchised	$59,151	$56,035	$54,045	6%	4%	5%	5%
Developmental licensed	12,546	9,082	8,539	38	6	44	17
Foreign affiliated	6,494	4,590	3,642	41	26	44	15
Total	$78,191	$69,707	$66,226	12%	5%	13%	7%

McDonald's Corporation 2017 Annual Report 21

FRANCHISED MARGINS
Franchised margin dollars represent revenues from franchised restaurants less the Company’s occupancy costs (rent and depreciation) associated with those sites. Franchised margin dollars represented about 80% of the combined restaurant margins in 2017 and about 75% of the combined restaurant margins in 2016 and 2015.
In 2017, franchised margin dollars increased $703 million or 9% (9% in constant currencies). In 2016, franchised margin dollars increased $331 million or 5% (6% in constant currencies). For both 2017 and 2016, the constant currency increases were due to positive comparable sales performance, refranchising and expansion.
Franchised margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017		2016		2015		2017	2016	2017	2016
U.S.	$3,913	82.4%	$3,726	82.6%	$3,606	82.7%	5%	3%	5%	3%
International Lead Markets	2,634	80.8	2,363	80.2	2,254	80.0	11	5	10	8
High Growth Markets	693	73.6	550	70.2	520	71.1	26	6	24	8
Foundational Markets & Corporate	1,072	92.9	970	89.1	898	88.3	10	8	12	12
Total	$8,312	82.3%	$7,609	81.6%	$7,278	81.5%	9%	5%	9%	6%

•
U.S.: In 2017 and 2016, the decrease in the franchised margin percent was primarily due to higher depreciation costs related to EOTF and restaurant modernization, partly offset by positive comparable sales.

•
International Lead Markets: In 2017 and 2016, the increases in the franchised margin percent reflected the benefit from positive comparable sales performance, partly offset by the impact of refranchising and higher occupancy costs.

•
High Growth Markets: In 2017, the increase in the franchised margin percent was due to the impact of refranchising, largely related to the China and Hong Kong transaction, and strong comparable sales performance. In 2016, the decrease was primarily due to the impact of refranchising and higher occupancy costs, partly offset by the benefit of positive comparable sales performance.

The franchised margin percent in Foundational Markets & Corporate is higher relative to the other segments due to a larger proportion of developmental licensed and affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

COMPANY-OPERATED MARGINS
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. In 2017, Company-operated margin dollars decreased $287 million or 11% (12% in constant currencies). In 2016, Company-operated margin dollars increased $85 million or 3% (7% in constant currencies).
Company-operated margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017		2016		2015		2017	2016	2017	2016
U.S.	$523	16.0%	$618	16.5%	$632	15.1%	(15%)	(2%)	(15%)	(2%)
International Lead Markets	861	21.1	886	20.7	961	20.0	(3)	(8)	(3)	(3)
High Growth Markets	781	17.0	796	14.8	659	12.1	(2)	21	(4)	26
Foundational Markets & Corporate	144	18.3	296	15.6	259	12.7	(51)	14	(53)	17
Total	$2,309	18.2%	$2,596	17.0%	$2,511	15.2%	(11%)	3%	(12%)	7%

•
U.S.: In 2017, the Company-operated margin percent decreased as strong comparable sales were offset by higher commodity and labor costs as well as additional depreciation costs related to EOTF. In 2016, the increase was due to a higher average check and lower commodity costs, partly offset by the impact of negative guest counts and higher labor costs.

•
International Lead Markets: In 2017 and 2016, the increases in the Company-operated margin percent were primarily due to positive comparable sales, partly offset by higher labor and occupancy costs. 2017 was also negatively impacted by higher commodity costs.

•
High Growth Markets: In 2017, the increase in the Company-operated margin percent was primarily due to strong comparable sales and the benefit of lower depreciation in China and Hong Kong. This increase was partly offset by negative comparable sales in South Korea and the impact of refranchising. In 2016, the increase was primarily due to positive comparable sales and improved restaurant profitability in China, which benefited from value-added tax ("VAT") reform, partly offset by higher labor costs across the segment.

22 McDonald's Corporation 2017 Annual Report

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses decreased 6% (7% in constant currencies) in 2017 and decreased 2% (1% in constant currencies) in 2016. The decrease in 2017 was due to lower employee-related costs, partly offset by higher restaurant technology spending. The decrease in 2016 was primarily due to lower employee-related costs, mostly offset by higher incentive-based compensation expenses.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017	2016	2015	2017	2016	2017		2016
U.S.	$624	$741	$766	(16%)	(3%)	(16%)		(3%)
International Lead Markets	451	464	534	(3)	(13)	(4)		(10)
High Growth Markets	248	294	326	(16)	(10)	(17)		(6)
Foundational Markets & Corporate(1)	908	885	808	3	10	2		10
Total (Selling, General & Administrative Expenses)	$2,231	$2,384	$2,434	(6%)	(2%)	(7%)		(1%)

Less: Incentive-Based Compensation(2)	336	418	317	(20%)	32%	(20%)		33%
Total (Excluding Incentive-Based Compensation)	$1,895	$1,966	$2,117	(4%)	(7%)	(4%)	(3)	(6%)	(4)

(1)
Included in Foundational Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

(2)	Includes all cash incentives and share-based compensation expense.

(3)	Excludes $9.4 million of foreign currency cost.

(4)	Excludes $24.8 million of foreign currency benefit.
Selling, general and administrative expenses as a percent of Systemwide sales was 2.5% in 2017, 2.8% in 2016 and 2.9% in 2015. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.
In connection with our turnaround plan, the Company established a net selling, general and administrative savings target of $500 million from its G&A base of $2.6 billion at the beginning of 2015. The Company expects to fully realize its targeted $500 million of net savings in 2019.

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2017	2016	2015
Gains on sales of restaurant businesses	$(295)	$(283)	$(146)
Equity in (earnings) losses of unconsolidated affiliates	(184)	(55)	147
Asset dispositions and other (income) expense, net	19	72	(27)
Impairment and other charges (gains), net	(703)	342	235
Total	$(1,163)	$76	$209

•	Gains on sales of restaurant businesses
In 2017, gains on sales of restaurant businesses remained relatively flat. In 2016, the Company realized higher gains on sales of restaurant businesses, primarily in the U.S.

•	Equity in (earnings) losses of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates improved in 2017 and 2016 mainly due to improved performance in Japan. 2017 results also benefited from the reversal of a valuation allowance on a deferred tax asset in Japan.

•	Asset dispositions and other (income) expense, net
In 2017, results benefited due to a property disposition gain in Australia. In 2015, results included a gain of $135 million on the strategic sale of a unique restaurant property in the U.S., mostly offset by asset write-offs of $72 million resulting from the decision to close under-performing restaurants, primarily in the U.S. and China.

•	Impairment and other charges (gains), net
In 2017, results reflected the gain on the Company's sale of its businesses in China and Hong Kong of approximately $850 million, partly offset by $111 million of unrelated non-cash impairment charges. The results for all three years included restructuring and impairment charges related to the Company's global refranchising and G&A initiatives.

McDonald's Corporation 2017 Annual Report 23

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2017	2016	2015	2017	2016	2017	2016
U.S.	$4,023	$3,769	$3,612	7%	4%	7%	4%
International Lead Markets	3,167	2,838	2,713	12	5	11	9
High Growth Markets	2,001	1,049	841	91	25	89	29
Foundational Markets & Corporate	362	89	(20)	n/m	n/m	n/m	n/m
Total	$9,553	$7,745	$7,146	23%	8%	23%	11%

•
U.S.: In 2017, the increase in operating income reflected higher franchised margin dollars and G&A savings, partly offset by lower Company-operated margin dollars. In 2016, the increase reflected higher franchised margin dollars and higher gains from sales of restaurant businesses, partly offset by the negative impact from lapping the 2015 gain on the strategic sale of a unique restaurant property.

•
International Lead Markets: In 2017 and 2016, the constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars. In addition, 2017 benefited from a property disposition gain in Australia.

•
High Growth Markets: In 2017, the constant currency operating income increase reflected higher franchise margin dollars due to sales-driven performance, the impact of refranchising and G&A savings. In addition, results benefited from lower depreciation expense in China and Hong Kong, and also includes the gain on the sale of the Company's businesses in China and Hong Kong as well as unrelated non-cash impairment charges. Excluding these items, operating income increased 17% (15% in constant currencies). In 2016, the increase was driven primarily by improved restaurant profitability in China.

•
Foundational Markets and Corporate: In 2017, the constant currency operating income increase reflected the Company's refranchising initiatives, higher G&A costs at the Corporate level due to restaurant technology expenditures, and improved performance in Japan, which enabled the reversal of a valuation allowance on a deferred tax asset in Japan. Results also reflected the benefit from comparison to the prior year's strategic charges. In 2016, the increase reflected Japan's strong performance, partly offset by the net impact of the current and prior year impairment and restructuring charges from the Company's global refranchising and restructuring initiatives.

•	Operating margin
Operating margin was 41.9% in 2017, 31.5% in 2016 and 28.1% in 2015. Excluding the previously described current year gain and current and prior years strategic charges, operating margin was 38.8%, 32.8% and 28.8% for the years ended 2017, 2016 and 2015, respectively.

INTEREST EXPENSE
Interest expense increased 4% and 39% in 2017 and 2016, respectively, reflecting higher average debt balances, partly offset by lower average interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2017	2016	2015
Interest income	$(7)	$(4)	$(9)
Foreign currency and hedging activity	26	(24)	(56)
Other expense	39	22	17
Total	$58	$(6)	$(48)
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

PROVISION FOR INCOME TAXES
In 2017, 2016 and 2015, the reported effective income tax rates were 39.4%, 31.7% and 30.9%, respectively.
The increase in the tax rate for 2017 reflects provisional amounts related to the deemed repatriation charge of approximately $1.2 billion, partly offset by a benefit of approximately $500 million resulting from the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the Tax Act. Excluding the impact of the Tax Act, the effective income tax rate would have been 31.6%.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $1.5 billion in 2017 and $2.0 billion in 2016. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included in Part II, Item 8, page 36 of this Form 10-K.

24 McDonald's Corporation 2017 Annual Report

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.6 billion and free cash flow was $3.7 billion in 2017, while cash provided by operations totaled $6.1 billion and free cash flow was $4.2 billion in 2016. The Company's free cash flow conversion rate was 71% in 2017, and 90% in 2016 (see reconciliation in Exhibit 12). In 2017, cash provided by operations decreased by $508 million or 8% compared with 2016, as improved operating results were more than offset by higher income tax payments in the U.S. and other working capital changes. In 2016, cash provided by operations decreased $480 million or 7% compared with 2015, primarily due to higher income tax payments primarily outside the U.S. and other working capital changes, partly offset by higher net income.
Cash provided by investing activities totaled $562 million in 2017, an increase of $1.5 billion compared with 2016. The increase is primarily due to proceeds associated with the sale of the Company's businesses in China and Hong Kong. Cash used for investing activities totaled $982 million in 2016, a decrease of $438 million compared with 2015. The decrease primarily reflected higher proceeds from sales of restaurant businesses.
Cash used for financing activities totaled $5.3 billion in 2017, a decrease of $6 billion compared with 2016, primarily due to lower treasury stock purchases, partly offset by a decrease in net borrowings. Cash used for financing activities totaled $11.3 billion in 2016, an increase of $12.0 billion compared with 2015, primarily due to a decrease in net borrowings and higher treasury stock purchases.
The Company’s cash and equivalents balance was $2.5 billion and $1.2 billion at year end 2017 and 2016, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2017, the Company opened 929 restaurants and closed 587 restaurants. In 2016, the Company opened 896 restaurants and closed 522 restaurants. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end

	2017	2016	2015
U.S.	14,036	14,155	14,259
International Lead Markets	6,921	6,851	6,802
High Growth Markets	5,884	5,552	5,266
Foundational Markets & Corporate	10,400	10,341	10,198
Total	37,241	36,899	36,525
More than 90% of the restaurants at year-end 2017 were franchised, including 94% in the U.S., 87% in International Lead Markets, 81% in High Growth Markets and 98% in Foundational Markets.
Capital expenditures were relatively flat in 2017 as higher expenditures on restaurant reinvestment were offset by fewer restaurant openings that required the Company's capital. Under McDonald's developmental licensee and affiliate arrangements, licensees provide capital for the entire business and the Company generally has no capital invested. Capital expenditures in 2016 were essentially flat with 2015, primarily due to higher reinvestment related to reimages, offset by fewer new restaurant openings.
Capital expenditures invested in the U.S., International Lead markets and High Growth markets represented over 90% of the total in 2017, 2016 and 2015.
Capital expenditures

In millions	2017	2016	2015
New restaurants	$537	$674	$892
Existing restaurants	1,236	1,108	842
Other(1)	81	39	80
Total capital expenditures	$1,854	$1,821	$1,814
Total assets	$33,804	$31,024	$37,939

(1)	Primarily corporate equipment and other office-related expenditures
New restaurant investments in all years were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, and leveraging best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs (consisting of land, buildings and equipment) for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.9 million in 2017.
The Company owned 45% to 50% of the land and 70% to 75% of the buildings for restaurants in its consolidated markets at year-end 2017 and 2016.
SHARE REPURCHASES AND DIVIDENDS
For 2017 through 2019, the Company expects to return about $24 billion to shareholders through a combination of share repurchases and dividends, subject to business and market conditions. In 2017, the Company returned approximately $7.7 billion to shareholders through a combination of shares repurchased and dividends paid.
Shares repurchased and dividends

In millions, except per share data	2017	2016	2015
Number of shares repurchased	31.4	92.3	61.8
Shares outstanding at year end	794	819	907
Dividends declared per share	$3.83	$3.61	$3.44

Treasury stock purchases (in Shareholders' equity)	$4,651	$11,142	$6,182
Dividends paid	3,089	3,058	3,230
Total returned to shareholders	$7,740	$14,200	$9,412
In December 2015, the Company's Board of Directors approved a $15 billion share repurchase program with no specified expiration date ("2016 Program"). In July 2017, the Company's Board of Directors terminated the 2016 Program and replaced it with a new share repurchase program, effective July 28, 2017, that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. In 2017, approximately 31.4 million shares were repurchased for $4.7 billion, of which approximately 17.3 million shares or $2.7 billion were repurchased under the new program.
The Company has paid dividends on its common stock for 42 consecutive years and has increased the dividend amount every year. The 2017 full-year dividend of $3.83 per share reflects the quarterly dividend paid for each of the first three quarters of $0.94 per share, with an increase to $1.01 per share paid in the fourth quarter. This 7% increase in the quarterly dividend equates to a

McDonald's Corporation 2017 Annual Report 25

$4.04 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS AND RETURNS
Total assets increased $2.8 billion or 9% in 2017 primarily due to the impact of foreign exchange rates and an increase in cash and equivalents, partly offset by the impact of refranchising. Approximately 85% of total assets were in the U.S., International Lead markets and High Growth markets at year-end 2017. Net property and equipment increased $1.2 billion in 2017, primarily due to capital expenditures and the impact of foreign exchange rates, partly offset by depreciation and the impact of refranchising. Net property and equipment represented about 65% of total assets at year-end.
Operating income and month-end asset balances are used to compute return on average assets. For the years ended 2017, 2016 and 2015, return on average assets was 29.0%, 23.0% and 20.9%, respectively.
In 2017, return on average assets increased primarily due to higher operating income, which included the gain on the sale of the Company's businesses in China and Hong Kong. In 2016, return on average assets increased due to higher operating income and lower average assets. Operating income does not include interest income; however, cash balances are included in average assets. The inclusion of cash balances in average assets reduced return on average assets by about three percentage points for all years presented.

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2017 totaled $29.5 billion, compared with $26.0 billion at December 31, 2016. The net increase in 2017 was primarily due to net long-term issuances of $3.1 billion.
Debt highlights(1)

	2017	2016	2015
Fixed-rate debt as a percent of total debt(2,3)	89%	82%	81%
Weighted-average annual interest rate of total debt(3)	3.3	3.5	3.8
Foreign currency-denominated debt as a percent of total debt(2)	42	34	29
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	112	109	77
Cash provided by operations as a percent of total debt(2)	19	23	27

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, at December 31, 2017, the Company had $15.0 billion of authority remaining to borrow funds, including through (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the U.S. Securities and Exchange Commission ("SEC") and a Global Medium-Term Notes program, the Company has     $2.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). Debt maturing in 2018 is $1.8 billion of long-term corporate debt. The Company plans to issue long-term debt to refinance this maturing debt. As of December 31, 2017, the Company's subsidiaries also had $268 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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

26 McDonald's Corporation 2017 Annual Report

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $12.4 billion and $8.9 billion for the years ended December 31, 2017 and 2016, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2017, the Company was required to post an immaterial amount of collateral due to negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2017	2016
British Pounds Sterling	$1,877	$1,340
Australian Dollars	1,519	1,393
Canadian Dollars	733	1,190
Japanese Yen	589	490
Russian Ruble	563	470
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2017 levels nor a 10% adverse change in foreign currency rates from 2017 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn about 60% of our operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations.
The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $1.5 billion as of December 31, 2017.
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
As a result of the Tax Act, the Company expects an incremental cash flow benefit of $400 to $500 million annually due to a reduction of the U.S. corporate tax rate from 35% to 21% partly offset by a $1.2 billion 2017 tax cost on deemed repatriation of foreign earnings that will be paid over the next 8 years.
In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2017. See discussions of cash flows and financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases	Debt obligations (1)	Minimum rent under franchise arrangements
2018	$1,152	$2,025	$2,893
2019	1,087	2,121	2,813
2020	997	2,432	2,707
2021	904	1,717	2,577
2022	805	2,311	2,441
Thereafter	6,912	19,057	20,330
Total	$11,857	$29,663	$33,761

(1)
The maturities include reclassifications of short-term obligations to long-term obligations of $2.0 billion, as they are supported by a long-term line of credit agreement expiring in December 2019. Debt obligations do not include the impact of noncash fair value hedging adjustments, deferred debt costs, and accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2017, total liabilities for the supplemental plans were $484 million.
At December 31, 2017, total liabilities for gross unrecognized tax benefits were $1.2 billion. In addition, a liability of approximately $1.2 billion was recorded in 2017 resulting from the

McDonald's Corporation 2017 Annual Report 27

Tax Act, which imposed a deemed repatriation tax on the Company's undistributed foreign earnings. This tax liability will be paid over eight years beginning in 2018.
There are certain purchase commitments that are not recognized in the consolidated financial statements and are primarily related to construction, inventory, energy, marketing and other service related arrangements that occur in the normal course of business.  Such commitments are generally shorter term in nature, will be funded from operating cash flows, and are not significant to the Company’s overall financial position.

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
Assets and liabilities of businesses held for sale on the consolidated balance sheet at December 31, 2016 primarily consisted of balances related to businesses in China and Hong Kong. In December 2016, the Company’s Board of Directors approved an agreement for the Company to sell its existing businesses in China and Hong Kong to a licensee. Based on this approval, the Company concluded that these markets were “held for sale” as of December 31, 2016 in accordance with the requirements of ASC 360 “Property, Plant and Equipment”. The Company completed the sale of these businesses on July 31, 2017.

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
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period. For performance-based RSUs granted beginning in 2016, the Company includes a relative Total Shareholder Return ("TSR") modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.

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

28 McDonald's Corporation 2017 Annual Report

charge to, or an increase in, income in the period such determination is made.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. The most significant new developments in 2017 and 2016 are described below.
In 2017 and 2016, the Company increased the balance of unrecognized tax benefits related to tax positions taken in prior years by $144 million and $150 million, respectively. These increases primarily resulted from the evaluation of new information during the progression of tax audits in multiple foreign tax jurisdictions. As a result of this new information, the Company changed its judgment on the measurement of the related unrecognized tax benefits and recorded an increase in the gross unrecognized tax benefits. See the Income Taxes footnote in the Consolidated Financial Statements for the related tax reconciliations.
In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS Appeals Office related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest, and, as of December 31, 2017, is awaiting scheduling of an opening conference with IRS Appeals. The Company expects resolution on these issues in either 2018 or 2019.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. Although at December 31, 2017 the IRS had not yet issued its RAR for these years, when issued it is expected to result in the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Consequently, it is expected that the transfer pricing matters for 2011 and 2012 will be addressed along with the 2009 and 2010 matters as part of the 2009-2010 appeal, such that resolution is expected in either 2018 or 2019.
In December 2015, the European Commission opened a formal investigation directly with the Luxembourg government to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. If this matter is adversely resolved, Luxembourg may be required to assess, and the Company may be required to pay, additional amounts with respect to current and prior periods and our taxes in the future could increase. As of December 31, 2017, no decision has been published with respect to this investigation.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification (“ASC”).
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. However, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. For these items, a provisional net tax cost of approximately $700 million is recognized and is included as a component of provision for income taxes from continuing operations.

Provisional amounts
Deferred tax assets and liabilities: The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. A provisional amount was recorded related to the remeasurement of the deferred tax balance, resulting in a provision for income taxes benefit of approximately $500 million.
Foreign tax effects: The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") that the Company had previously deferred from U.S. income taxes. A provisional amount was recorded for the one-time transition tax liability, resulting in a provision for income taxes cost of approximately $1.2 billion. The Company has not yet completed the calculation of the total post-1986 foreign E&P. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P and the amounts held in cash or other specified assets are finalized. Additionally, the provisional amount includes an estimate of foreign withholding taxes related to the E&P subject to the transition tax. A provisional deferred tax liability has been recorded for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. However, the Company is still evaluating how the Tax Act will affect the Company’s accounting position related to the indefinite reinvestment of unremitted foreign earnings. During the measurement period, the Company may reflect adjustments to this provisional amount upon obtaining, preparing, and analyzing the necessary information to complete the accounting under ASC 740.
EFFECTS OF CHANGING PRICES—INFLATION
The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

McDonald's Corporation 2017 Annual Report 29

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2018. Refer to the cautionary statement regarding forward-looking statements in Part 1, Item 1A, page 3, of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 26 of the Form 10-K.

30 McDonald's Corporation 2017 Annual Report

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2017	2016	2015
REVENUES
Sales by Company-operated restaurants	$12,718.9	$15,295.0	$16,488.3
Revenues from franchised restaurants	10,101.5	9,326.9	8,924.7
Total revenues	22,820.4	24,621.9	25,413.0
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	4,033.5	4,896.9	5,552.2
Payroll & employee benefits	3,528.5	4,134.2	4,400.0
Occupancy & other operating expenses	2,847.6	3,667.7	4,024.7
Franchised restaurants-occupancy expenses	1,790.0	1,718.4	1,646.9
Selling, general & administrative expenses	2,231.3	2,384.5	2,434.3
Other operating (income) expense, net	(1,163.2)	75.7	209.4
Total operating costs and expenses	13,267.7	16,877.4	18,267.5
Operating income	9,552.7	7,744.5	7,145.5
Interest expense-net of capitalized interest of $5.3, $7.1 and $9.4	921.3	884.8	638.3
Nonoperating (income) expense, net	57.9	(6.3)	(48.5)
Income before provision for income taxes	8,573.5	6,866.0	6,555.7
Provision for income taxes	3,381.2	2,179.5	2,026.4
Net income	$5,192.3	$4,686.5	$4,529.3
Earnings per common share–basic	$6.43	$5.49	$4.82
Earnings per common share–diluted	$6.37	$5.44	$4.80
Dividends declared per common share	$3.83	$3.61	$3.44
Weighted-average shares outstanding–basic	807.4	854.4	939.4
Weighted-average shares outstanding–diluted	815.5	861.2	944.6
See Notes to consolidated financial statements.

McDonald's Corporation 2017 Annual Report 31

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2017	2016	2015
Net income	$5,192.3	$4,686.5	$4,529.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	827.7	(272.8)	(1,347.4)
Reclassification of (gain) loss to net income	109.3	94.0	1.3
Foreign currency translation adjustments-net of tax benefit (expense) of $453.1, $(264.4), and $(209.8)	937.0	(178.8)	(1,346.1)
Cash flow hedges:
Gain (loss) recognized in AOCI	(48.4)	18.5	22.2
Reclassification of (gain) loss to net income	9.0	(15.6)	(33.2)
Cash flow hedges-net of tax benefit (expense) of $22.4, $(1.6), and $6.2	(39.4)	2.9	(11.0)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	16.3	(47.1)	(5.4)
Reclassification of (gain) loss to net income	0.6	9.9	2.4
Defined benefit pension plans-net of tax benefit (expense) of $(3.9), $(10.0), and $1.3	16.9	(37.2)	(3.0)

Total other comprehensive income (loss), net of tax	914.5	(213.1)	(1,360.1)

Comprehensive income	$6,106.8	$4,473.4	$3,169.2

See Notes to consolidated financial statements.

32 McDonald's Corporation 2017 Annual Report

Consolidated Balance Sheet

In millions, except per share data	December 31, 2017	2016
ASSETS
Current assets
Cash and equivalents	$2,463.8	$1,223.4
Accounts and notes receivable	1,976.2	1,474.1
Inventories, at cost, not in excess of market	58.8	58.9
Prepaid expenses and other current assets	828.4	565.2
Assets of businesses held for sale	—	1,527.0
Total current assets	5,327.2	4,848.6
Other assets
Investments in and advances to affiliates	1,085.7	725.9
Goodwill	2,379.7	2,336.5
Miscellaneous	2,562.8	1,855.3
Total other assets	6,028.2	4,917.7
Property and equipment
Property and equipment, at cost	36,626.4	34,443.4
Accumulated depreciation and amortization	(14,178.1)	(13,185.8)
Net property and equipment	22,448.3	21,257.6
Total assets	$33,803.7	$31,023.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$924.8	$756.0
Income taxes	265.8	267.2
Other taxes	275.4	266.3
Accrued interest	278.4	247.5
Accrued payroll and other liabilities	1,146.2	1,159.3
Current maturities of long-term debt	—	77.2
Liabilities of businesses held for sale	—	694.8
Total current liabilities	2,890.6	3,468.3
Long-term debt	29,536.4	25,878.5
Long-term income taxes	2,370.9	1,010.6
Other long-term liabilities	1,154.4	1,053.7
Deferred income taxes	1,119.4	1,817.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,072.4	6,757.9
Retained earnings	48,325.8	46,222.7
Accumulated other comprehensive income	(2,178.4)	(3,092.9)
Common stock in treasury, at cost; 866.5 and 841.3 million shares	(56,504.4)	(52,108.6)
Total shareholders’ equity (deficit)	(3,268.0)	(2,204.3)
Total liabilities and shareholders’ equity (deficit)	$33,803.7	$31,023.9
See Notes to consolidated financial statements.

McDonald's Corporation 2017 Annual Report 33

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2017	2016	2015
Operating activities
Net income	$5,192.3	$4,686.5	$4,529.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,363.4	1,516.5	1,555.7
Deferred income taxes	(36.4)	(538.6)	(1.4)
Share-based compensation	117.5	131.3	110.0
Net gain on sale of restaurant businesses	(1,155.8)	(310.7)	(163.9)
Other	1,050.7	407.6	341.5
Changes in working capital items:
Accounts receivable	(340.7)	(159.0)	(180.6)
Inventories, prepaid expenses and other current assets	(37.3)	28.1	44.9
Accounts payable	(59.7)	89.8	(15.0)
Income taxes	(396.4)	169.7	(64.4)
Other accrued liabilities	(146.4)	38.4	383.0
Cash provided by operations	5,551.2	6,059.6	6,539.1
Investing activities
Capital expenditures	(1,853.7)	(1,821.1)	(1,813.9)
Purchases of restaurant businesses	(77.0)	(109.5)	(140.6)
Sales of restaurant businesses	974.8	975.6	341.1
Proceeds from sale of businesses in China and Hong Kong	1,597.0	—	—
Sales of property	166.8	82.9	213.1
Other	(245.9)	(109.5)	(19.7)
Cash provided by (used for) investing activities	562.0	(981.6)	(1,420.0)
Financing activities
Net short-term borrowings	(1,050.3)	(286.2)	589.7
Long-term financing issuances	4,727.5	3,779.5	10,220.0
Long-term financing repayments	(1,649.4)	(822.9)	(1,054.5)
Treasury stock purchases	(4,685.7)	(11,171.0)	(6,099.2)
Common stock dividends	(3,089.2)	(3,058.2)	(3,230.3)
Proceeds from stock option exercises	456.8	299.4	317.2
Excess tax benefit on share-based compensation	—	—	51.1
Other	(20.5)	(3.0)	(58.7)
Cash provided by (used for) financing activities	(5,310.8)	(11,262.4)	735.3
Effect of exchange rates on cash and equivalents	264.0	(103.7)	(246.8)
Cash and equivalents increase (decrease)	1,066.4	(6,288.1)	5,607.6
Change in cash balances of businesses held for sale	174.0	(174.0)	—
Cash and equivalents at beginning of year	1,223.4	7,685.5	2,077.9
Cash and equivalents at end of year	$2,463.8	$1,223.4	$7,685.5
Supplemental cash flow disclosures
Interest paid	$885.2	$873.5	$640.8
Income taxes paid	2,786.3	2,387.5	1,985.4
See Notes to consolidated financial statements.

34 McDonald's Corporation 2017 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2014	1,660.6	$16.6	$6,239.1	$43,294.5	$(166.9)	$31.0	$(1,383.8)	(697.7)	$(35,177.1)	$12,853.4
Net income				4,529.3						4,529.3
Other comprehensive income (loss), net of tax					(3.0)	(11.0)	(1,346.1)			(1,360.1)
Comprehensive income										3,169.2
Common stock cash dividends ($3.44 per share)				(3,230.3)						(3,230.3)
Treasury stock purchases								(61.8)	(6,182.2)	(6,182.2)
Share-based compensation			110.0							110.0
Stock option exercises and other (including tax benefits of $44.8)			184.3	1.0				5.7	182.5	367.8
Balance at December 31, 2015	1,660.6	16.6	6,533.4	44,594.5	(169.9)	20.0	(2,729.9)	(753.8)	(41,176.8)	7,087.9
Net income				4,686.5						4,686.5
Other comprehensive income (loss), net of tax					(37.2)	2.9	(178.8)			(213.1)
Comprehensive income										4,473.4
Common stock cash dividends ($3.61 per share)				(3,058.2)						(3,058.2)
Treasury stock purchases								(92.3)	(11,141.5)	(11,141.5)
Share-based compensation			131.3							131.3
Stock option exercises and other (including tax benefits of $0.6)			93.2	(0.1)				4.8	209.7	302.8
Balance at December 31, 2016	1,660.6	16.6	6,757.9	46,222.7	(207.1)	22.9	(2,908.7)	(841.3)	(52,108.6)	(2,204.3)
Net income				5,192.3						5,192.3
Other comprehensive income (loss), net of tax					16.9	(39.4)	937.0			914.5
Comprehensive income										6,106.8
Common stock cash dividends ($3.83 per share)				(3,089.2)						(3,089.2)
Treasury stock purchases								(31.4)	(4,650.5)	(4,650.5)
Share-based compensation			117.5							117.5
Stock option exercises and other (including tax benefits of $0.0)			197.0	—				6.2	254.7	451.7
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
See Notes to consolidated financial statements.

McDonald's Corporation 2017 Annual Report 35

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
NATURE OF BUSINESS
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchise arrangements, and developmental licensees and foreign affiliates under license agreements.
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2017	2016	2015
Conventional franchised	21,366	21,559	21,147
Developmental licensed	6,945	6,300	5,529
Foreign affiliated	5,797	3,371	3,405
Franchised	34,108	31,230	30,081
Company-operated	3,133	5,669	6,444
Systemwide restaurants	37,241	36,899	36,525

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the consolidated financial statements for periods prior to purchase and sale.
CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s Japan and China) are accounted for by the equity method.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
Measurement Period - Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Securities and Exchange Commission's Office of the Chief Accountant published Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on reporting for accounting impacts of the recently enacted tax reform legislation. SAB 118 permits the Company to provide reasonable estimates for the income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) and to report the effects as provisional amounts in its financial statements during a limited measurement period. Under SAB 118, the measurement period may not extend beyond one year from the enactment of the Tax Act.
Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. ASU 2017-12 expands components of fair value hedging, specifies the recognition and presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company anticipates it will early adopt ASU 2017-12 in 2018 utilizing the modified retrospective transition method. The Company anticipates the adoption of this standard will not have a material impact on its financial statements.
Intangibles
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company has not made a determination on if it will early adopt ASU 2017-04, but it does not expect an impact to the consolidated financial statements from the adoption.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. ASU 2016-16 will impact the Company’s consolidated balance sheet, resulting in a cumulative catch up adjustment within miscellaneous other assets. The adjustment is expected to be less than 1% of retained earnings as of December 31, 2017. The Company expects little to no impact on the consolidated statements of income and cash flows.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The Company will adopt the new standard effective January 1, 2019.
At transition, the Company will recognize and measure leases using the required modified retrospective approach. The Company anticipates ASU 2016-02 will have a material impact to the consolidated balance sheet due to the significance of the Company’s operating lease portfolio as described in Leasing Arrangements. The Company will elect an optional practical expedient to retain the current classification of leases, and, therefore, anticipates a minimal initial impact on the consolidated statement of income. The impact of ASU 2016-02 is non-cash in nature; as such, it will not affect the Company’s cash flows.
REVENUE RECOGNITION
The Company’s revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and foreign affiliates.
Sales by Company-operated restaurants are recognized on a cash basis. The Company presents sales net of sales tax and other sales-related taxes. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales

36 McDonald's Corporation 2017 Annual Report

with minimum rent payments, and initial fees. Revenues from restaurants licensed to foreign affiliates and developmental licensees include a royalty based on a percent of sales, and may include initial fees. Continuing rent and royalties are recognized in the period earned. For the periods presented, initial fees are recognized upon opening of a restaurant or granting of a new franchise term.
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
The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company has selected to apply the modified retrospective method.
The Company has determined that this standard will not impact its recognition of revenue from Company-operated restaurants or its recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales. The standard will change the manner in which the Company recognizes initial fees from franchisees for new restaurant openings or from new franchise terms.
The Company's accounting policy through December 31, 2017 was to recognize initial franchise fees when a new restaurant opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, beginning in January 2018, initial fees received will be recognized over the franchise term, which is generally 20 years.
The cumulative catch-up adjustment to be recorded upon adoption is expected to consist of deferred revenue of approximately $600 million within long-term liabilities and approximately $150 million of additional deferred tax assets within miscellaneous other assets on the consolidated balance sheet. The Company expects the adoption of this standard to negatively impact 2018 consolidated franchised revenues and franchised margins by approximately $50 million. No impact to the Company's consolidated statement of cash flows is expected as the initial fees will continue to be collected upon store opening date or the beginning of a new franchise term.
FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2017–$532.9; 2016–$645.8; 2015–$718.7. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2017–$100.2; 2016–$88.8; 2015–$113.8. Costs related to the Olympics sponsorship are included in the expenses for 2016. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets. The costs incurred by these advertising cooperatives are approved and managed jointly by vote of both Company-operated restaurants and franchisees.

McDonald's Corporation 2017 Annual Report 37

SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2017	2016	2015
Share-based compensation expense	$117.5	$131.3	$110.0
After tax	$82.0	$89.6	$76.0
Earnings per common share-diluted	$0.10	$0.11	$0.08

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2017, there was $106.0 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2017, 2016 and 2015 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2017	2016	2015
Expected dividend yield	3.1%	3.0%	3.6%
Expected stock price volatility	18.4%	19.2%	18.8%
Risk-free interest rate	2.2%	1.2%	1.7%
Expected life of options (in years)	5.9	5.9	6.0
Fair value per option granted	$16.10	$13.65	$10.43

The fair value of RSUs is based on the closing price of the Company's common stock on the grant date, less the present value of expected dividends over the vesting period. For performance-based RSUs granted beginning in 2016, the Company includes a relative Total Shareholder Return ("TSR") modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–3 to 12 years.
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

38 McDonald's Corporation 2017 Annual Report

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
The following table presents the 2017 activity in goodwill by segment:

In millions	U.S.	International Lead Markets	High Growth Markets	Foundational Markets & Corporate	Consolidated
Balance at December 31, 2016	$1,283.3	$681.2	$280.1	$91.9	$2,336.5
Net restaurant purchases (sales)	(9.3)	2.5	0.7	(58.2)	(64.3)
Currency translation		66.8	35.9	4.8	107.5
Balance at December 31, 2017	$1,274.0	$750.5	$316.7	$38.5	$2,379.7

The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Accumulated impairment losses on the consolidated balance sheet at December 31, 2017 and 2016 were $14.5 million and $96.6 million, respectively.

McDonald's Corporation 2017 Annual Report 39

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
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2017
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$167.3	$0.6	$167.9
Derivative liabilities		$(45.4)	$(45.4)

December 31, 2016
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$134.3	$47.0	$181.3
Derivative liabilities		$(5.6)	$(5.6)

*	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2017, the Company recorded fair value adjustments to its long-lived assets, primarily to property and equipment, based on Level 3 inputs which includes the use of a discounted cash flow valuation approach.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2017, the fair value of the Company’s debt obligations was estimated at $31.8 billion, compared to a carrying amount of $29.5 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.
FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated for hedge accounting consist mainly of interest rate swaps, foreign currency forwards, and cross-currency swaps, and are classified as either fair value, cash flow or net investment hedges. Further details are explained in the "Fair Value," "Cash Flow" and "Net Investment" hedge sections.
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

40 McDonald's Corporation 2017 Annual Report

The following table presents the fair values of derivative instruments included on the consolidated balance sheet as of December 31, 2017 and 2016:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2017	2016	Balance Sheet Classification	2017	2016
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$0.5	$31.7	Accrued payroll and other liabilities	$(31.0)	$(2.0)
Interest rate	Prepaid expenses and other current assets	—	1.0	Prepaid expenses and other current liabilities	(0.3)	—
Foreign currency	Miscellaneous other assets	0.1	2.5	Other long-term liabilities	(1.4)	(0.1)
Interest rate	Miscellaneous other assets	—	1.7	Other long-term liabilities	(5.9)	(1.6)
Total derivatives designated as hedging instruments		$0.6	$36.9		$(38.6)	$(3.7)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$134.3	Accrued payroll and other liabilities	$(6.8)	$(1.9)
Foreign currency	Prepaid expenses and other current assets	—	10.1
Equity	Miscellaneous other assets	167.3	—
Total derivatives not designated as hedging instruments		$167.3	$144.4		$(6.8)	$(1.9)
Total derivatives		$167.9	$181.3		$(45.4)	$(5.6)

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in the fair values of certain liabilities. The Company's fair value hedges convert a portion of its fixed-rate debt into floating-rate debt by use of interest rate swaps. At December 31, 2017, $1.8 billion of the Company's outstanding fixed-rate debt was effectively converted. All of the Company’s interest rate swaps meet the shortcut method requirements. Accordingly, changes in the fair value of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the year ended December 31, 2017.

Derivatives in Hedging Relationships	Gain (Loss) Recognized In Earnings on Hedging Derivative		Gain (Loss) Recognized In Earnings on Hedged Items

In millions	2017	2016	2017	2016
Interest rate	$(6.2)	$(1.8)	$6.2	$1.8

Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. The types of cash flow hedges the Company enters into include interest rate swaps, foreign currency forwards, and cross currency swaps. The effective portion of the change in fair value of the derivatives are reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. Ineffectiveness of hedges is recognized immediately in earnings.

	Gain (Loss) Recognized in AOCI (Effective Portion)		Gain (Loss) Reclassified From AOCI Into Earnings (Effective Portion)		Gain (Loss) Recognized in Earnings (Amount Excluded from Effectiveness Testing and Ineffective Portion)
Derivatives in Hedging Relationships

In millions	2017	2016	2017	2016	2017	2016
Foreign currency	$(76.0)	$28.6	$(13.7)	$24.6
Interest rate(1)	—	—	(0.5)	(0.5)
	$(76.0)	$28.6	$(14.2)	$24.1	$—	$—
(1)The amount of gain (loss) reclassified from AOCI into earnings is recorded in interest expense.

McDonald's Corporation 2017 Annual Report 41

The Company periodically uses interest rate swaps to effectively convert a portion of floating-rate debt, including forecasted debt issuances, into fixed-rate debt. The agreements are intended to reduce the impact of interest rate changes on future interest expense.
To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. When the U.S. dollar strengthens against foreign currencies, the decline in value of future foreign denominated royalties is offset by gains in the fair value of the foreign currency forwards. Conversely, when the U.S. dollar weakens, the increase in the value of future foreign denominated royalties is offset by losses in the fair value of the foreign currency forwards. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2017, the Company had derivatives outstanding with an equivalent notional amount of $761.7 million that were used to hedge a portion of forecasted foreign currency denominated royalties.
The Company recorded after tax adjustments to the cash flow hedging component of AOCI in shareholders’ equity. The Company recorded a decrease of $39.4 million for the year ended December 31, 2017 and an increase of $2.9 million for the year ended December 31, 2016. Based on interest rates and foreign exchange rates at December 31, 2017, there is $16.5 million in after-tax cumulative cash flow hedging losses, which is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in the foreign currency translation component of AOCI, as well as the offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates. The cumulative translation gains or losses will remain in AOCI until the foreign subsidiaries and affiliates are liquidated or sold. As of December 31, 2017, $11.9 billion of third party foreign currency denominated debt and $3.6 billion of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.

Derivatives in Hedging Relationships	Gain (Loss) Recognized in AOCI (Effective Portion)

In millions	2017	2016
Foreign currency denominated debt	$(1,599.7)	$654.9
Foreign currency derivatives	(8.9)	9.9
	$(1,608.6)	$664.8

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

Derivatives Not Designated for Hedge Accounting	Gain (Loss) Recognized in Earnings

In millions	2017	2016
Foreign currency	$(24.2)	$4.3
Equity	92.7	26.0
	$68.5	$30.3

Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. The counterparties to these agreements consist of a diverse group of financial institutions and market participants. The Company continually monitors its positions and the credit ratings of its counterparties and adjusts positions as appropriate. The Company did not have significant exposure to any individual counterparty at December 31, 2017, and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, even for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2017, the Company was required to post an immaterial amount of collateral due to negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
INCOME TAXES
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
Accounting for Global Intangible Low-Taxed Income ("GILTI")
The Tax Act requires a U.S. shareholder of a foreign corporation to include GILTI in taxable income. The accounting policy of the Company is to record any tax on GILTI in the provision for income taxes in the year it is incurred.

42 McDonald's Corporation 2017 Annual Report

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2017–8.1; 2016–6.8; 2015–5.2. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2017–0.1; 2016–1.2; 2015–1.0.

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

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2017	2016
Land	$5,662.2	$5,465.0
Buildings and improvements on owned land	14,776.9	13,695.2
Buildings and improvements on leased land	12,509.2	11,511.9
Equipment, signs and seating	3,165.7	3,270.9
Other	512.4	500.4
Property and equipment, at cost	36,626.4	34,443.4
Accumulated depreciation and amortization	(14,178.1)	(13,185.8)
Net property and equipment	$22,448.3	$21,257.6

Depreciation and amortization expense for property and equipment was (in millions): 2017–$1,227.5; 2016–$1,390.7; 2015–$1,438.0.

Other Operating (Income) Expense, Net

In millions	2017	2016	2015
Gains on sales of restaurant businesses	$(295.4)	$(283.4)	$(145.9)
Equity in (earnings) losses of unconsolidated affiliates	(183.7)	(54.8)	146.8
Asset dispositions and other (income) expense, net	18.7	72.3	(26.6)
Impairment and other charges (gains), net	(702.8)	341.6	235.1
Total	$(1,163.2)	$75.7	$209.4

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.

▪	Equity in (earnings) losses of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily Japan and China—results are reported after interest expense and income taxes.

▪	Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment, and other miscellaneous income and expenses.

▪	Impairment and other charges (gains), net
Impairment and other charges (gains), net includes the losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value. Charges associated with strategic initiatives, such as refranchising and restructuring activities are also included. In addition, as the Company continues to make progress towards its long-term global refranchising goals, the realized gains/losses from the sale of McDonald's businesses in certain markets are reflected in this category. In July 2017, the Company completed the sale of its businesses in China and Hong Kong, resulting in a gain of approximately $850 million.

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

McDonald's Corporation 2017 Annual Report 43

Franchise Arrangements

Conventional franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and royalties to the Company based upon a percent of sales with minimum rent payments that parallel the Company’s underlying leases and escalations (on properties that are leased). Under this arrangement, franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. These franchisees pay related occupancy costs including property taxes, insurance and maintenance. Developmental licensees and affiliates operating under license agreements pay a royalty to the Company based upon a percent of sales, and may pay initial fees.
Revenues from franchised restaurants consisted of:

In millions	2017	2016	2015
Rents	$6,496.3	$6,107.6	$5,860.6
Royalties	3,518.7	3,129.9	2,980.7
Initial fees	86.5	89.4	83.4
Revenues from franchised restaurants	$10,101.5	$9,326.9	$8,924.7

Future gross minimum rent payments due to the Company under existing franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2018	$1,420.1	$1,473.4	$2,893.5
2019	1,389.9	1,423.3	2,813.2
2020	1,353.8	1,352.8	2,706.6
2021	1,306.1	1,271.3	2,577.4
2022	1,253.9	1,187.0	2,440.9
Thereafter	10,841.3	9,488.4	20,329.7
Total minimum payments	$17,565.1	$16,196.2	$33,761.3

At December 31, 2017, net property and equipment under franchise arrangements totaled $16.5 billion (including land of $4.8 billion) after deducting accumulated depreciation and amortization of $9.8 billion.

Leasing Arrangements

At December 31, 2017, the Company was the lessee at 12,262 restaurant locations through ground leases (the Company leases the land and the Company generally owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index, and fair-value market adjustments. The timing of these escalations generally ranges from annually to every five years. For most locations, the Company is obligated for the related occupancy costs including property taxes, insurance and maintenance; however, for franchised sites, the Company requires the franchisees to pay these costs. In addition, the Company is the lessee under non-restaurant related leases such as offices, vehicles and office equipment.
The following table provides detail of rent expense:

In millions	2017	2016	2015
Company-operated restaurants:
U.S.	$37.4	$48.6	$59.2
Outside the U.S.	427.2	613.3	652.7
Total	464.6	661.9	711.9
Franchised restaurants:
U.S.	488.6	471.2	463.7
Outside the U.S.	609.3	589.8	565.0
Total	1,097.9	1,061.0	1,028.7
Other	82.0	91.3	98.4
Total rent expense	$1,644.5	$1,814.2	$1,839.0

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2017–$115.6; 2016–$135.0; 2015–$146.6. Franchised restaurants: 2017–$204.9; 2016–$186.4; 2015–$178.8.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total
2018	$1,096.8	$55.1	$1,151.9
2019	1,037.0	50.0	1,087.0
2020	954.0	42.7	996.7
2021	867.0	36.5	903.5
2022	778.7	26.8	805.5
Thereafter	6,829.1	83.2	6,912.3
Total minimum payments	$11,562.6	$294.3	$11,856.9

44 McDonald's Corporation 2017 Annual Report

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2017	2016	2015
U.S.	$2,242.0	$2,059.4	$2,597.8
Outside the U.S.	6,331.5	4,806.6	3,957.9
Income before provision for income taxes	$8,573.5	$6,866.0	$6,555.7

Enacted on December 22, 2017, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. However, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. For these items, a net provisional tax cost of approximately $700 million is recognized and is included as a component of provision for income taxes from continuing operations.

Provisional amounts
Deferred tax assets and liabilities: The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. A provisional amount was recorded related to the remeasurement of the deferred tax balance, resulting in a provision for income taxes benefit of approximately $500 million.
Foreign tax effects: The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") for which the Company had previously deferred from U.S. income taxes. A provisional amount was recorded for the one-time transition tax liability, resulting in a provision for income taxes cost of approximately $1.2 billion. The Company has not yet completed the calculation of the total post-1986 foreign E&P. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the calculation of post-1986 foreign E&P and the amounts held in cash or other specified assets are finalized.
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2017	2016	2015
U.S. federal	$2,030.8	$1,046.6	$1,072.3
U.S. state	169.8	121.3	139.5
Outside the U.S.	1,217.0	1,550.2	816.0
Current tax provision	3,417.6	2,718.1	2,027.8
U.S. federal	(120.1)	(122.1)	6.8
U.S. state	12.8	14.1	(3.9)
Outside the U.S.	70.9	(430.6)	(4.3)
Deferred tax provision	(36.4)	(538.6)	(1.4)
Provision for income taxes	$3,381.2	$2,179.5	$2,026.4

Net deferred tax liabilities consisted of:

In millions	December 31, 2017	2016
Property and equipment	$1,211.5	$1,459.8
Unrealized foreign exchange gains	—	630.9
Intangible liabilities	296.2	445.2
Other	242.0	287.6
Total deferred tax liabilities	1,749.7	2,823.5
Property and equipment	(633.8)	(650.2)
Employee benefit plans	(253.1)	(395.0)
Intangible assets	(228.8)	(170.7)
Deferred foreign tax credits	(208.6)	(316.8)
Operating loss carryforwards	(71.1)	(292.7)
Other	(266.0)	(338.6)
Total deferred tax assets before valuation allowance	(1,661.4)	(2,164.0)
Valuation allowance	163.2	168.0
Net deferred tax liabilities	$251.5	$827.5
Balance sheet presentation:
Deferred income taxes	$1,119.4	$1,817.1
Other assets-miscellaneous	(867.9)	(804.0)
Liabilities of businesses held for sale	—	(185.6)
Net deferred tax liabilities	$251.5	$827.5

At December 31, 2017, the Company had net operating loss carryforwards of $0.3 billion, of which $0.2 billion has an indefinite carryforward. The remainder will expire at various dates from 2018 to 2031.
The Company's effective income tax rate has been generally lower than the U.S. statutory tax rate primarily because non-U.S. income is generally subject to local statutory country tax rates that are below the 35% U.S. statutory tax rate and reflect the impact of global transfer pricing. Beginning in 2018, the Tax Act reduces the U.S. statutory tax rate to 21%.
The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.2	1.5	1.6
Foreign income taxed at different rates	(4.6)	(6.5)	(4.9)
Transition tax	13.7	—	—
US net deferred tax liability remeasurement	(6.0)	—	—
Cash repatriation	0.3	—	(2.3)
Other, net	(0.2)	1.7	1.5
Effective income tax rates	39.4%	31.7%	30.9%

As of December 31, 2017 and 2016, the Company’s gross unrecognized tax benefits totaled $1.2 billion and $924.1 million, respectively. After considering the deferred tax accounting impact, it is expected that about $700 million of the total as of December 31, 2017 would favorably affect the effective tax rate if resolved in the Company’s favor.

McDonald's Corporation 2017 Annual Report 45

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2017	2016
Balance at January 1	$924.1	$781.2
Decreases for positions taken in prior years	(13.7)	(37.1)
Increases for positions taken in prior years	143.9	150.1
Increases for positions related to the current year	140.2	116.6
Settlements with taxing authorities	(6.5)	(17.7)
Lapsing of statutes of limitations	(7.6)	(69.0)
Balance at December 31(1)	$1,180.4	$924.1

(1)
Of this amount, $1,132.3 million and $890.0 million are included in Other long-term liabilities for 2017 and 2016, respectively, and $30.8 million and $9.0 million are included in Current liabilities - income taxes for 2017 and 2016, respectively, on the consolidated balance sheet. The remainder is included in Deferred income taxes on the consolidated balance sheet.

In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS Appeals Office related to these disagreed transfer pricing matters. During 2017 the Company received a response to its protest, and, as of December 31, 2017, is awaiting scheduling of an opening conference with IRS Appeals. In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. Although at December 31, 2017 the IRS had not yet issued its RAR for these years, when issued it is expected to result in the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Consequently, it is expected that the transfer pricing matters for 2011 and 2012 will be addressed along with the 2009 and 2010 matters as part of the 2009-2010 appeal. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $710 million within the next 12 months, of which up to $20 million could favorably affect the effective tax rate. This would be due to the possible settlement of the 2009-2012 IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In addition, it is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate as determined under ASC 740.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $155.3 million and $117.0 million accrued for interest and penalties at December 31, 2017 and 2016, respectively. The Company recognized interest and penalties related to tax matters of $34.9 million in 2017, $41.7 million in 2016, and $21.1 million in 2015, which are included in the provision for income taxes.
As a result of the Tax Act, the Company has re-evaluated its assertion related to the indefinite reinvestment of unremitted foreign earnings and recorded a provisional deferred tax liability for temporary differences related to investments in certain foreign subsidiaries and corporate joint ventures. Although the Company has accrued certain amounts, the Company is still evaluating how the Tax Act will affect the Company’s accounting position related to the indefinite reinvestment of unremitted foreign earnings. During the measurement period, the Company may reflect adjustments to this provisional amount upon obtaining, preparing, and analyzing the necessary information to complete the accounting under ASC 740.

Employee Benefit Plans

The Company's 401k Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows participants to make pre-tax contributions that are matched each pay period (with an annual true-up) from shares released under the leveraged Employee Stock Ownership Plan ("ESOP") and employer cash contributions.
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
The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the 401k Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401k Plan. Total liabilities were $484.3 million at December 31, 2017, and $464.9 million at December 31, 2016, and were primarily included in other long-term liabilities on the consolidated balance sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2017, derivatives with a fair value of $167.3 million indexed to the Company's stock and a total return swap with a notional amount of $202.8 million indexed to certain market indices were included at their fair value in Miscellaneous other assets and Accrued payroll and other liabilities, respectively, on the consolidated balance sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401k Plan, including nonqualified benefits and related hedging activities, were (in millions): 2017–$19.3; 2016–$24.8; 2015–$24.0. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2017–$43.3; 2016–$46.0; 2015–$53.4.
The total combined liabilities for international retirement plans were $44.6 million and $65.6 million at December 31, 2017 and 2016, respectively. Other post-retirement benefits and post- employment benefits were immaterial.

46 McDonald's Corporation 2017 Annual Report

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

▪	Foundational Markets & Corporate - the remaining markets in the McDonald's system, most of which operate under a largely franchised model. Corporate activities are also reported within this segment.
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

In millions	2017	2016	2015
U.S.	$8,006.4	$8,252.7	$8,558.9
International Lead Markets	7,340.3	7,223.4	7,614.9
High Growth Markets	5,533.2	6,160.7	6,172.8
Foundational Markets & Corporate	1,940.5	2,985.1	3,066.4
Total revenues	$22,820.4	$24,621.9	$25,413.0
U.S.	$4,022.4	$3,768.7	$3,612.0
International Lead Markets	3,166.5	2,838.4	2,712.6
High Growth Markets	2,001.4	1,048.8	841.1
Foundational Markets & Corporate	362.4	88.6	(20.2)
Total operating income	$9,552.7	$7,744.5	$7,145.5
U.S.	$12,648.6	$11,960.6	$11,806.1
International Lead Markets	11,844.3	9,112.5	11,136.3
High Growth Markets	4,480.7	5,208.6	5,248.6
Foundational Markets & Corporate	4,830.1	4,742.2	9,747.7
Total assets	$33,803.7	$31,023.9	$37,938.7
U.S.	$861.2	$586.7	$533.2
International Lead Markets	515.3	635.6	596.1
High Growth Markets	378.5	493.2	540.5
Foundational Markets & Corporate	98.7	105.6	144.1
Total capital expenditures	$1,853.7	$1,821.1	$1,813.9
U.S.	$524.1	$510.3	$515.2
International Lead Markets	461.1	451.6	460.9
High Growth Markets	231.7	362.0	363.9
Foundational Markets & Corporate	146.5	192.6	215.7
Total depreciation and amortization	$1,363.4	$1,516.5	$1,555.7

Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2017–$27,164.2; 2016– $25,200.4; 2015–$27,607.8; U.S. based: 2017–$12,308.7; 2016–$11,689.7; 2015–$11,940.4.

McDonald's Corporation 2017 Annual Report 47

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2017, the Company had a $2.5 billion line of credit agreement expiring in December 2019 with fees of 0.070% per annum on the total commitment, which remained unused. Fees and interest rates on this line are based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 2.5% at December 31, 2017 (based on $268.0 million of foreign currency bank line borrowings) and 2.2% at December 31, 2016 (based on $192.0 million of foreign currency bank line borrowings and $799.8 million of commercial paper).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2017	2016	2017	2016
Fixed		4.0%	4.0%	$15,533.3	$13,889.7
Floating		4.3	3.4	1,750.0	3,249.8
Total U.S. Dollars	2018-2047			17,283.3	17,139.5
Fixed		1.6	1.7	8,446.6	6,127.5
Floating		0.0	0.3	1,323.4	1,170.9
Total Euro	2018-2029			9,770.0	7,298.4
Total British Pounds Sterling - Fixed	2020-2054	5.3	5.3	1,008.9	921.3
Total Canadian Dollar - Fixed	2021-2025	3.1	—	793.8	—
Total Japanese Yen - Fixed	2030	2.9	2.9	110.9	106.9
Fixed		0.8	0.5	451.5	416.9
Floating		2.3	2.2	244.7	182.7
Total other currencies(2)	2018-2056			696.2	599.6
Debt obligations before fair value adjustments and deferred debt costs(3)				29,663.1	26,065.7
Fair value adjustments(4)				(6.2)	—
Deferred debt costs				(120.5)	(110.0)
Total debt obligations				$29,536.4	$25,955.7

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2017 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2018–$2,024.6; 2019–$2,121.2; 2020–$2,432.3; 2021–$1,717.0; 2022–$2,311.2; Thereafter–$19,056.8. These amounts include a reclassification of short-term obligations totaling $2.0 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2019.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instrument is also recorded at fair value in prepaid expenses and other current assets, miscellaneous other assets or other long-term liabilities.

48 McDonald's Corporation 2017 Annual Report

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units ("RSUs") to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 51.5 million at December 31, 2017, including 31.0 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $353.6 million, $184.9 million and $202.9 million, respectively. Cash received from stock options exercised during 2017 was $456.8 million and the tax benefit realized from stock options exercised totaled $111.0 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented in the following table:

	2017				2016		2015
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	21.5	$92.25			21.9	$84.76	23.4	$77.99
Granted	4.0	128.74			4.3	117.10	4.3	97.33
Exercised	(5.6)	81.77			(4.0)	75.30	(5.1)	62.59
Forfeited/expired	(1.0)	118.38			(0.7)	106.50	(0.7)	96.76
Outstanding at end of year	18.9	$101.55	6.3	$1,331.4	21.5	$92.25	21.9	$84.76
Exercisable at end of year	11.3	$90.73	4.9	$917.8	13.4		13.4

RSUs
RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. The fair value of RSUs granted is equal to the market price of the Company’s stock at date of grant less the present value of expected dividends over the vesting period. Separately, Company executives have been awarded RSUs that vest based on Company performance. For performance-based RSUs granted beginning in 2016, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
A summary of the Company’s RSU activity during the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

	2017		2016		2015
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.9	$94.13	2.4	$83.50	2.2	$83.49
Granted	0.6	123.98	0.7	109.86	0.9	87.03
Vested	(0.7)	87.18	(0.8)	79.54	(0.5)	88.78
Forfeited	(0.2)	117.24	(0.4)	88.45	(0.2)	85.82
Nonvested at end of year	1.6	$107.34	1.9	$94.13	2.4	$83.50

The total fair value of RSUs vested during 2017, 2016 and 2015 was $87.6 million, $99.3 million and $49.4 million, respectively. The tax benefit realized from RSUs vested during 2017 was $23.9 million.

McDonald's Corporation 2017 Annual Report 49

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2017	2016	2017		2016		2017	2016	2017	2016
Revenues
Sales by Company-operated restaurants	$2,673.1	$3,652.8	$3,064.3		$3,972.1		$3,569.6	$3,916.6	$3,411.9	$3,753.5
Revenues from franchised restaurants	2,667.1	2,376.1	2,690.3		2,452.0		2,480.1	2,348.4	2,264.0	2,150.4
Total revenues	5,340.2	6,028.9	5,754.6		6,424.1		6,049.7	6,265.0	5,675.9	5,903.9
Company-operated margin	463.0	616.9	584.5		732.6		666.3	668.5	595.5	578.2
Franchised margin	2,202.5	1,941.3	2,233.0		2,014.4		2,042.1	1,917.5	1,833.9	1,735.3
Operating income	2,144.2	1,969.0	3,079.4		2,137.3		2,295.1	1,857.9	2,034.0	1,780.3
Net income	$698.7	$1,193.4	$1,883.7		$1,275.4		$1,395.1	$1,092.9	$1,214.8	$1,124.8
Earnings per common share—basic	$0.88	$1.45	$2.34		$1.52		$1.72	$1.27	$1.48	$1.27
Earnings per common share—diluted	$0.87	$1.44	$2.32		$1.50		$1.70	$1.25	$1.47	$1.25
Dividends declared per common share	$—	$—	$1.95	(1)	$1.83	(1)	$0.94	$0.89	$0.94	$0.89
Weighted-average common shares—basic	794.3	823.7	805.3		841.4		811.6	864.0	818.8	888.9
Weighted-average common shares—diluted	803.0	829.7	813.5		847.7		819.2	871.2	825.2	896.3
Market price per common share:
High	$175.78	$124.00	$161.72		$128.60		$155.46	$131.96	$130.19	$126.96
Low	155.80	110.33	151.77		113.96		128.65	116.08	118.18	112.71
Close	172.12	121.72	156.68		115.36		153.16	120.34	129.61	125.68

(1) Includes a $0.94 and $0.89 per share dividend declared and paid in third quarter of 2017 and 2016, respectively, and a $1.01 and $0.94 per share dividend declared in the third quarter and paid in fourth quarter of 2017 and 2016, respectively.

50 McDonald's Corporation 2017 Annual Report

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2017, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2017, 2016 and 2015 and the Company’s internal control over financial reporting as of December 31, 2017. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 23, 2018

McDonald's Corporation 2017 Annual Report 51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
ERNST & YOUNG LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 23, 2018

52 McDonald's Corporation 2017 Annual Report

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation
Opinion on Internal Control over Financial Reporting
We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2018

McDonald's Corporation 2017 Annual Report 53

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), over the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017. We will post any amendments to or any waivers for directors and executive officers from provisions of the Company's Standards of Business Conduct or Code of Conduct for the Board of Directors on the Company’s website at www.aboutmcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 10 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2017. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	20,487,833	(1)	$102.01	31,022,097
Equity compensation plans not approved by security holders	—		—	—
Total	20,487,833		$102.01	31,022,097

(1)
Includes 5,066,092 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 13,801,744 stock options and 1,619,997 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

54 McDonald's Corporation 2017 Annual Report

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

ITEM 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2017.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 30 through 49 of this Form 10-K.

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

McDonald's Corporation 2017 Annual Report 55

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
Fourth Amendment to the McDonald's Corporation Severance Plan, effective as of July 1, 2017, incorporated herein by reference from Exhibit 10(k)(iv) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2017.**

(l)
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

56 McDonald's Corporation 2017 Annual Report

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

ITEM 16. Form 10-K Summary

None.

McDonald's Corporation 2017 Annual Report 57

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and
Chief Financial Officer

February 23, 2018
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 23rd day of February, 2018:
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
Miles D. White
Director

58 McDonald's Corporation 2017 Annual Report