Form 10-Q
period 2018-03-31
MCDONALDS CORP
filed 2018-05-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-5231
McDONALD’S CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One McDonald's Plaza Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)
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

785,177,398
(Number of shares of common stock
outstanding as of March 31, 2018)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and equivalents	$2,468.0	$2,463.8
Accounts and notes receivable	1,951.6	1,976.2
Inventories, at cost, not in excess of market	53.8	58.8
Prepaid expenses and other current assets	435.9	828.4
Total current assets	4,909.3	5,327.2
Other assets
Investments in and advances to affiliates	1,147.4	1,085.7
Goodwill	2,404.8	2,379.7
Miscellaneous	2,557.4	2,562.8
Total other assets	6,109.6	6,028.2
Property and equipment
Property and equipment, at cost	37,164.7	36,626.4
Accumulated depreciation and amortization	(14,460.7)	(14,178.1)
Net property and equipment	22,704.0	22,448.3
Total assets	$33,722.9	$33,803.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$779.9	$924.8
Income taxes	462.0	265.8
Other taxes	308.7	275.4
Accrued interest	280.7	278.4
Accrued payroll and other liabilities	990.1	1,146.2
Total current liabilities	2,821.4	2,890.6
Long-term debt	30,869.5	29,536.4
Long-term income taxes	2,009.5	2,370.9
Deferred revenues - initial franchise fees	607.4	—
Other long-term liabilities	1,154.0	1,154.4
Deferred income taxes	979.9	1,119.4
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,122.2	7,072.4
Retained earnings	48,396.5	48,325.8
Accumulated other comprehensive income (loss)	(2,146.5)	(2,178.4)
Common stock in treasury, at cost; 875.4 and 866.5 million shares	(58,107.6)	(56,504.4)
Total shareholders’ equity (deficit)	(4,718.8)	(3,268.0)
Total liabilities and shareholders’ equity (deficit)	$33,722.9	$33,803.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2018	2017
Revenues
Sales by Company-operated restaurants	$2,535.6	$3,411.9
Revenues from franchised restaurants	2,603.3	2,264.0
Total revenues	5,138.9	5,675.9
Operating costs and expenses
Company-operated restaurant expenses	2,130.9	2,816.4
Franchised restaurants-occupancy expenses	480.3	430.1
Selling, general & administrative expenses	533.1	521.3
Other operating (income) expense, net	(148.5)	(125.9)
Total operating costs and expenses	2,995.8	3,641.9
Operating income	2,143.1	2,034.0
Interest expense	236.8	218.6
Nonoperating (income) expense, net	18.4	7.9
Income before provision for income taxes	1,887.9	1,807.5
Provision for income taxes	512.5	592.7
Net income	$1,375.4	$1,214.8
Earnings per common share-basic	$1.74	$1.48
Earnings per common share-diluted	$1.72	$1.47
Dividends declared per common share	$1.01	$0.94
Weighted-average shares outstanding-basic	790.9	818.8
Weighted-average shares outstanding-diluted	798.7	825.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2018	2017
Net income	$1,375.4	$1,214.8
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	25.7	287.6
Reclassification of (gain) loss to net income	—	109.0
Foreign currency translation adjustments-net of tax benefit (expense) of $72.3 and $44.5	25.7	396.6
Cash flow hedges:
Gain (loss) recognized in AOCI	(7.5)	(7.1)
Reclassification of (gain) loss to net income	12.0	(3.9)
Cash flow hedges-net of tax benefit (expense) of $(1.2) and $6.2	4.5	(11.0)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(1.1)	(0.3)
Reclassification of (gain) loss to net income	2.8	2.6
Defined benefit pension plans-net of tax benefit (expense) of $(0.9) and $(0.5)	1.7	2.3
Total other comprehensive income (loss), net of tax	31.9	387.9
Comprehensive income (loss)	$1,407.3	$1,602.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2018	2017
Operating activities
Net income	$1,375.4	$1,214.8
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	362.9	325.3
Deferred income taxes	29.2	85.9
Share-based compensation	39.8	22.7
Other	(54.9)	(112.7)
Changes in working capital items	(107.2)	8.0
Cash provided by operations	1,645.2	1,544.0
Investing activities
Capital expenditures	(552.8)	(427.7)
Purchases of restaurant businesses	(23.7)	(3.1)
Sales of restaurant businesses	186.7	545.8
Sales of property	71.7	65.3
Other	(41.0)	(42.2)
Cash provided by (used for) investing activities	(359.1)	138.1
Financing activities
Net short-term borrowings	556.0	(769.2)
Long-term financing issuances	1,499.7	1,993.0
Long-term financing repayments	(1,001.6)	(402.1)
Treasury stock purchases	(1,632.9)	(748.0)
Common stock dividends	(797.5)	(770.6)
Proceeds from stock option exercises	75.3	116.2
Other	(5.2)	(6.5)
Cash used for financing activities	(1,306.2)	(587.2)
Effect of exchange rates on cash and cash equivalents	24.3	54.7
Cash and equivalents increase	4.2	1,149.6
Change in cash balances of businesses held for sale	—	39.2
Cash and equivalents at beginning of period	2,463.8	1,223.4
Cash and equivalents at end of period	$2,468.0	$2,412.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				1,375.4						1,375.4
Other comprehensive income (loss), net of tax					1.7	4.5	25.7			31.9
Comprehensive income										1,407.3
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($1.01 per share)				(797.5)						(797.5)
Treasury stock purchases								(10.4)	(1,666.8)	(1,666.8)
Share-based compensation			39.8							39.8
Stock option exercises and other			10.0					1.5	63.6	73.6
Balance at March 31, 2018	1,660.6	16.6	7,122.2	48,396.5	(188.5)	(12.0)	(1,946.0)	(875.4)	(58,107.6)	(4,718.8)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers." Refer to the Recent Accounting Pronouncements footnote on page 8 for further details.
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." Refer to the Recent Accounting Pronouncements footnote on page 8 for further details.
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2018, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2018	2017
Conventional franchised	21,425	21,168
Developmental licensed	6,972	6,800
Foreign affiliated	5,882	3,360
Total Franchised	34,279	31,328
Company-operated	3,007	5,577
Systemwide restaurants	37,286	36,905

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.8 million shares and 6.4 million shares for the first quarter 2018 and 2017, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.5 million shares and 4.6 million shares for the first quarter 2018 and 2017, respectively.

Recent Accounting Pronouncements

Recently Issued Accounting Standards
Measurement Period - Tax Cuts and Jobs Act of 2017
In December 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on reporting for accounting impacts of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 allowed the Company to provide reasonable estimates in its 2017 consolidated financial statements for the income tax effects of the Tax Act and to report those effects as provisional amounts in its financial statements through a limited measurement period. Under SAB 118, the measurement period may not extend beyond one year from the enactment of the Tax Act.
The Company has not completed the accounting for the tax effects of the enactment of the Tax Act, although it has made reasonable estimates of the effects on existing deferred tax balances and on the one-time transition tax on earnings of certain foreign subsidiaries. A net provisional tax cost of approximately $700 million was originally recognized in the Company's 2017 consolidated financial statements, and subsequently increased by $52 million in the first quarter of 2018.
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
At transition, the Company will recognize and measure leases using the required modified retrospective approach. The Company anticipates ASU 2016-02 will have a material impact to the consolidated balance sheet due to the significance of the Company’s operating lease portfolio. The Company will elect an optional practical expedient to retain the current classification of leases, and, therefore, anticipates a minimal initial impact on the consolidated statement of income. The impact of ASU 2016-02 is non-cash in nature; therefore, it will not affect the Company’s cash flows.

Recently Adopted Accounting Standards
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expands components of fair value hedging, specifies the recognition and presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company elected to early adopt the new standard in the first quarter of 2018 and applied the presentation and disclosure guidance on a prospective basis. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard on January 1, 2018 using a modified retrospective method, resulting in a cumulative catch up adjustment of $57 million, the majority of which was recorded within miscellaneous other assets on the condensed consolidated balance sheet. The adoption of this standard does not have a material impact on the condensed consolidated statements of income and cash flows.
Revenue Recognition
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC 605, "Revenue Recognition." The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Refer to the Revenues footnote below for further details.
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
ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. The standard also does not change the recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales and recognized at the time the underlying sales occur. Rental income from restaurants operated by conventional franchisees is also not impacted by this new standard as those revenues are subject to the guidance in ASC 840, "Leases." The standard does change the timing in which the Company recognizes initial fees from franchisees for new restaurant openings and new franchise terms. The Company's accounting policy through December 31, 2017, was to recognize initial franchise fees when received, upon new restaurant opening and at the start of a new franchise term. Beginning in January 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As such, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative adjustment recorded upon adoption of ASC 606 consisted of deferred revenue of approximately $600 million within long-term liabilities and approximately $150 million of associated adjustments to the deferred tax balances which are recorded in Deferred income taxes and Miscellaneous other assets on the condensed consolidated balance sheet.

The following table presents revenue disaggregated by revenue source (in millions):

Quarters Ended March 31,	2018	2017
Company-operated sales
U.S.	$708.7	$835.6
International Lead Markets	1,007.1	941.2
High Growth Markets	700.3	1,345.3
Foundational Markets & Corporate	119.5	289.8
Total	$2,535.6	$3,411.9
Franchised revenues
U.S.	$1,158.5	$1,093.4
International Lead Markets	870.4	702.3
High Growth Markets	271.9	191.9
Foundational Markets & Corporate	302.5	276.4
Total*	$2,603.3	$2,264.0
Total revenues
U.S.	$1,867.2	$1,929.0
International Lead Markets	1,877.5	1,643.5
High Growth Markets	972.2	1,537.2
Foundational Markets & Corporate	422.0	566.2
Total	$5,138.9	$5,675.9

*
Although the Company expects the application of ASC 606 to negatively impact 2018 annual franchised revenues by approximately $50 million, results for the quarter ended March 31, 2018, only reflected an impact of approximately $5 million due to the timing of new restaurant openings and new franchise terms.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2017 Annual Report on Form 10-K.
At March 31, 2018, the fair value of the Company’s debt obligations was estimated at $32.5 billion, compared to a carrying amount of $30.9 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2018	December 31, 2017	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$2.9	$0.5	Accrued payroll and other liabilities	$(29.0)	$(31.0)
Interest Rate				Accrued payroll and other liabilities	(1.0)	(0.3)
Foreign currency	Miscellaneous other assets	0.8	0.1	Other long-term liabilities	(0.9)	(1.4)
Interest rate				Other long-term liabilities	(17.5)	(5.9)
Total derivatives designated as hedging instruments		$3.7	$0.6		$(48.4)	$(38.6)
Derivatives not designated as hedging instruments
Equity				Accrued payroll and other liabilities	$(5.2)	$(1.3)
Foreign currency				Accrued payroll and other liabilities	(2.1)	(5.5)
Equity	Miscellaneous other assets	$152.3	$167.3
Total derivatives not designated as hedging instruments		$152.3	$167.3		$(7.3)	$(6.8)
Total derivatives		$156.0	$167.9		$(55.7)	$(45.4)

The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income (“OCI”) for the quarters ended March 31, 2018 and 2017, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions		2018	2017	2018	2017	2018	2017
Foreign currency	Nonoperating income/expense	$(9.8)	$(11.1)	$(15.3)	$6.2
Interest rate	Interest expense	—	—	(0.2)	(0.1)
Cash flow hedges		$(9.8)	$(11.1)	$(15.5)	$6.1

Foreign currency denominated debt	Nonoperating income/expense	$(404.5)	$(152.2)	$—	$—
Foreign currency derivatives	Nonoperating income/expense	—	(6.5)	—	(109.0)
Net investment hedges		$(404.5)	$(158.7)	$—	$(109.0)

Foreign currency	Nonoperating income/expense					$3.2	$(16.1)
Equity	Selling, general & administrative expenses					(16.3)	19.4
Undesignated derivatives						$(13.1)	$3.3

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At March 31, 2018, the carrying amount of fixed-rate debt that was effectively converted was $731.5 million, which included a decrease of $18.5 million of cumulative hedging adjustments. For the first quarter 2018, the Company recognized a $12.3 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to Interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2018, the Company had derivatives outstanding with an equivalent notional amount of $782.1 million that hedged a portion of forecasted foreign currency denominated royalties.
Based on market conditions at March 31, 2018, the $12.0 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2018, $12.4 billion of the Company's third party foreign currency denominated debt and $4.2 billion of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2018 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2018, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Segment Information
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. The following reporting segments reflect how management reviews and evaluates operating performance.

•	U.S. - the Company's largest segment

•	International Lead Markets - established markets including Australia, Canada, France, Germany, the U.K. and related markets

•
High Growth Markets - markets the Company believes have relatively higher restaurant expansion and franchising potential including China, Italy, South Korea, Poland, Russia, Spain, Switzerland, the Netherlands and related markets

•	Foundational Markets & Corporate - the remaining markets in the McDonald's system, most of which operate under a largely franchised model. Corporate activities are also reported within this segment
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2018	2017
Revenues
U.S.	$1,867.2	$1,929.0
International Lead Markets	1,877.5	1,643.5
High Growth Markets	972.2	1,537.2
Foundational Markets & Corporate	422.0	566.2
Total revenues	$5,138.9	$5,675.9
Operating Income
U.S.	$998.0	$947.9
International Lead Markets	809.7	666.6
High Growth Markets	234.3	300.7
Foundational Markets & Corporate	101.1	118.8
Total operating income	$2,143.1	$2,034.0

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 37,286 restaurants in 120 countries at March 31, 2018, 34,279 were licensed to franchisees (comprised of 21,425 franchised to conventional franchisees, 6,972 licensed to developmental licensees and 5,882 licensed to foreign affiliates (“affiliates”) – primarily in Japan and China) and 3,007 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the quarter ended March 31, 2018, the U.S., the International Lead Markets and the High Growth Markets accounted for 36%, 37% and 19% of total revenues, respectively.
Strategic Direction
The Company is focused on delivering long-term growth through execution of its customer-centric growth strategy - the Velocity Growth Plan. The plan is designed to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
Building on 2017 progress, the Company continues to focus on restaurant execution and enhancing customer awareness of the many ways in which McDonald’s is elevating convenience, value, food offerings and the overall experience. This will enable the Company to deliver on the plan’s key pillars of retaining existing customers, regaining lost customers and converting casual customers to committed customers.
In each of these pillars, McDonald’s has established sustainable platforms that enable each market to execute the plan with greater speed, efficiency and impact. Additionally, the Company continues to scale the following growth accelerators:
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
•Digital. Places renewed emphasis on improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens its relationships with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks and technology-driven models that enable table service and curb-side pick-up. In the U.S. alone, McDonald’s now has over 20 million registered users of the McDonald’s application.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers on their terms. Including previously offering delivery in Asia and the Middle East, McDonald’s is now delivering meals from over 11,500 restaurants. In addition to added convenience, delivery transactions tend to realize a higher average check and a high customer satisfaction rating. In 2018, while the Company expects to continue to expand the number of restaurants offering delivery, the focus will shift to growing awareness and demand in the areas where delivery is already offered.
The Company continues to build upon the broad-based momentum created by the Velocity Growth Plan and remains aggressively focused on unlocking more of the plan’s potential to drive long-term sustainable growth.
Financial Performance
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as adjustments to the provisional amounts recorded in December 2017 under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and generally bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
Financial performance in the first quarter reflected broad-based strength and momentum across the business. Global comparable sales increased 5.5% for the quarter. The refranchising strategy has been a key part of transforming McDonald's into a more purposeful, more stable and more efficient organization focused on continuing to grow top-line sales.
U.S. comparable sales increased 2.9% for the quarter, driven by growth in average check resulting from menu price increases and shifts in product mix.
Comparable sales for the International Lead segment increased 7.8% for the quarter, reflecting positive results across all markets, primarily driven by the U.K. and Germany.
In the High Growth segment, comparable sales increased 4.7% for the quarter, led by strong performance in China and Italy and positive results across most of the segment, partly offset by continued challenges in South Korea.
Results for the quarter reflected an increase in sales-driven franchised margin dollars and the benefit from a lower effective tax rate, partly offset by lower Company-operated margin dollars driven by refranchising. Net income for the quarter was $1,375.4 million, an increase of 13% (8% in constant currencies) and diluted earnings per share was $1.72, an increase of 17% (12% in constant currencies).
Results included approximately $52 million, or $0.07 per share, of additional income tax expense associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act. Excluding these adjustments, net income was $1,427.7 million, an increase of 18% (12% in constant currencies) and diluted earnings per share was $1.79, an increase of 22% (16% in constant currencies).
First Quarter Highlights:

•	Global comparable sales increased 5.5% and global comparable guest counts increased 0.8%

•	Due to the impact of the Company's strategic refranchising initiative, consolidated revenues decreased 9% (15% in constant currencies)

•	Systemwide sales increased 7% in constant currencies

•	Consolidated operating income increased 5% (flat in constant currencies) due to growth in franchised margin dollars, offset by the impact of the Company's strategic refranchising initiative

•
Diluted earnings per share of $1.72 increased 17% (12% in constant currencies), reflecting $0.07 per share of additional income tax expense associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act. Excluding this impact, diluted earnings per share was $1.79, an increase of 22% (16% in constant currencies)

•	Returned $2.5 billion to shareholders through share repurchases and dividends
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

•
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers." This standard changed the way initial fees from franchisees for new restaurant openings and new franchise terms are recognized. Under the new guidance, initial franchise fees will be recognized evenly over the franchise term. The Company expects the adoption of this guidance to negatively impact 2018 Consolidated franchised revenues and franchised margins by approximately $50 million.

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

•
The Company expects capital expenditures for 2018 to be approximately $2.4 billion. About $1.5 billion will be dedicated to our U.S. business, primarily focused on accelerating the pace of EOTF. We expect to complete EOTF at nearly 4,000 additional U.S. restaurants in 2018, and, as a result, about half of the total U.S. restaurants will have EOTF by the end of 2018. Of the remaining capital, about half will be dedicated to new restaurant openings and the remainder will be allocated to reinvestment in continued expansion of EOTF around the world. The Company will contribute capital towards about 250 restaurant openings, while developmental licensees and affiliates will contribute capital towards the opening of approximately 750 restaurants, for a total of about 1,000 expected restaurant openings in 2018. The Company expects net additions of about 600 restaurants in 2018.

In addition, the Company has other long-term targets that are detailed in its Form 10-K for the year ended December 31, 2017.
The Following Definitions Apply to these Terms as Used Throughout this Form 10-Q:

•
Information in constant currency is calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as adjustments to the provisional amounts recorded in December 2017 under the Tax Act, and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.

•
Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance, because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base.

•
Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation and sales from hyper-inflationary markets (currently only Venezuela). Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management believes that these exclusions more accurately reflect the underlying business trends. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Typically, pricing has a greater impact on average check than product mix. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends.

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2018
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,535.6	(26)%
Revenues from franchised restaurants	2,603.3	15
Total revenues	5,138.9	(9)
Operating costs and expenses
Company-operated restaurant expenses	2,130.9	(24)
Franchised restaurants-occupancy expenses	480.3	12
Selling, general & administrative expenses	533.1	2
Other operating (income) expense, net	(148.5)	(18)
Total operating costs and expenses	2,995.8	(18)
Operating income	2,143.1	5
Interest expense	236.8	8
Nonoperating (income) expense, net	18.4	n/m
Income before provision for income taxes	1,887.9	4
Provision for income taxes	512.5	(14)
Net income	$1,375.4	13%
Earnings per common share-basic	$1.74	18%
Earnings per common share-diluted	$1.72	17%
n/m Not meaningful

Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign currency denominated cash flows. Results excluding the effect of foreign currency translation (also referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2018	2017	2018
Revenues	$5,138.9	$5,675.9	$287.3
Company-operated margins	404.7	595.5	26.9
Franchised margins	2,123.0	1,833.9	102.4
Selling, general & administrative expenses	533.1	521.3	(16.0)
Operating income	2,143.1	2,034.0	116.6
Net income	1,375.4	1,214.8	68.2
Earnings per share-diluted	$1.72	$1.47	$0.08
The positive impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the stronger Euro and British Pound.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 13% (8% in constant currencies) to $1,375.4 million, and diluted earnings per share increased 17% (12% in constant currencies) to $1.72. Foreign currency translation had a positive impact of $0.08 on diluted earnings per share.
Results for the quarter reflected an increase in sales-driven franchised margin dollars and the benefit from a lower effective tax rate, partly offset by lower Company-operated margin dollars driven by refranchising. Results included approximately $52 million, or $0.07 per share, of additional income tax expense associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act. Excluding these adjustments, net income was $1,427.7 million, an increase of 18% (12% in constant currencies), and diluted earnings per share was $1.79, an increase of 22% (16% in constant currencies).
Diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding due to share repurchases. During the quarter, the Company repurchased 10.4 million shares of stock for $1.7 billion, and paid a quarterly dividend of $1.01 per share, or $797.5 million.

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
Between 2015 and 2017, the Company accelerated the pace of refranchising to optimize its restaurant ownership mix, generate more stable and predictable revenue and cash flow streams, and operate with a less resource-intensive structure. The shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percentage of sales.
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers." This standard changed the way initial fees from franchisees for new restaurant openings and new franchise terms are recognized. Under the new guidance, initial franchise fees are being recognized evenly over the franchise term rather than immediately upon receipt. Although the Company expects this change to negatively impact 2018 annual franchised revenues by approximately $50 million, results for the quarter only reflected an impact of approximately $5 million due to the timing of new restaurant openings and new franchise terms.

REVENUES
Dollars in millions
Quarters Ended March 31,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$708.7	$835.6	(15)%	(15)%
International Lead Markets	1,007.1	941.2	7	(3)
High Growth Markets	700.3	1,345.3	(48)	(52)
Foundational Markets & Corporate	119.5	289.8	(59)	(62)
Total	$2,535.6	$3,411.9	(26)%	(30)%
Franchised revenues
U.S.	$1,158.5	$1,093.4	6%	6%
International Lead Markets	870.4	702.3	24	12
High Growth Markets	271.9	191.9	42	27
Foundational Markets & Corporate	302.5	276.4	9	4
Total	$2,603.3	$2,264.0	15%	9%
Total revenues
U.S.	$1,867.2	$1,929.0	(3)%	(3)%
International Lead Markets	1,877.5	1,643.5	14	3
High Growth Markets	972.2	1,537.2	(37)	(42)
Foundational Markets & Corporate	422.0	566.2	(25)	(30)
Total	$5,138.9	$5,675.9	(9)%	(15)%

•	Revenues: Revenues decreased 9% (15% in constant currencies) for the quarter.

•	U.S.: Revenues decreased as positive comparable sales were more than offset by the impact of refranchising.

•	International Lead Markets: Revenues increased due to strong performance in the U.K. and Germany as well as positive comparable sales across all markets, partly offset by the impact of refranchising.

•
High Growth Markets: Revenues decreased as positive comparable sales across most markets were more than offset by the impact of refranchising the Company's businesses in China and Hong Kong in third quarter 2017.

Comparable Sales and Guest Counts
The following table presents the percent change in comparable sales for the quarters ended March 31, 2018 and 2017:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,	2018	2017
U.S.	2.9%	1.7%
International Lead Markets	7.8	2.8
High Growth Markets	4.7	3.8
Foundational Markets & Corporate	8.7	8.5
Total	5.5%	3.6%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 0.8% and 0.6% for the quarters ended 2018 and 2017, respectively. Both periods reflected positive comparable guest counts in all segments with the exception of the U.S.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2018:

SYSTEMWIDE SALES*
Quarter Ended March 31, 2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	3%	3%
International Lead Markets	21	9
High Growth Markets	19	9
Foundational Markets & Corporate	16	12
Total	12%	7%

*	Unlike comparable sales, the Company has not excluded hyper-inflationary market results from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,349.4	$7,979.2	5%	5%
International Lead Markets	5,000.7	4,042.9	24	12
High Growth Markets*	2,375.6	1,237.1	92	74
Foundational Markets & Corporate	4,873.1	3,999.3	22	18
Total	$20,598.8	$17,258.5	19%	14%

Ownership type
Conventional franchised	$14,883.9	$13,526.5	10%	5%
Developmental licensed	3,351.3	2,554.7	31	29
Foreign affiliated*	2,363.6	1,177.3	101	90
Total	$20,598.8	$17,258.5	19%	14%

*	The franchised sales increases reflect the impact of refranchising the Company's businesses in China and Hong Kong in the third quarter of 2017.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2018	2017	2018	2017
Franchised
U.S.	81.3%	81.6%	$941.4	$891.9	6%	6%
International Lead Markets	79.9	79.5	695.9	558.1	25	12
High Growth Markets	74.9	69.4	203.7	133.1	53	37
Foundational Markets & Corporate	93.3	90.7	282.0	250.8	12	7
Total	81.6%	81.0%	$2,123.0	$1,833.9	16%	10%
Company-operated
U.S.	15.8%	15.3%	$112.2	$128.1	(12)%	(12)%
International Lead Markets	20.1	20.1	202.5	189.0	7	(3)
High Growth Markets	10.2	17.1	71.2	230.3	(69)	(72)
Foundational Markets & Corporate	15.8	16.6	18.8	48.1	(61)	(64)
Total	16.0%	17.5%	$404.7	$595.5	(32)%	(37)%

•
Franchised: Franchised margin dollars increased $289.1 million or 16% (10% in constant currencies) for the quarter. The quarter benefited from expansion and the impact of refranchising, as well as positive comparable sales performance across all segments.

•	U.S.: The decrease in the franchised margin percent was primarily due to higher depreciation costs related to EOTF, partly offset by the benefit of positive comparable sales.

•
International Lead Markets: The increase in the franchised margin percent reflected the benefit from strong comparable sales performance, partly offset by higher occupancy costs and the impact of refranchising.

•
High Growth Markets: The increase in the franchised margin percent was primarily due to the impact of refranchising, largely related to the July 2017 China and Hong Kong transaction, and strong comparable sales performance.

•	Company-operated: Company-operated margin dollars decreased $190.8 million or 32% (37% in constant currencies) for the quarter, reflecting the impact of refranchising.

•	U.S.: The Company-operated margin percent increase reflected positive comparable sales performance and the impact of refranchising, partly offset by higher labor and commodity costs.

•	International Lead Markets: The Company-operated margin percent was flat as strong comparable sales were offset by higher labor, commodity and occupancy costs.

•	High Growth Markets: The decrease in the Company-operated margin percent was primarily due to the impact of refranchising in China and Hong Kong as well as negative comparable sales in South Korea.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2018	2017
Food & paper	31.7%	31.9%
Payroll & employee benefits	30.2	27.8
Occupancy & other operating expenses	22.1	22.8
Total expenses	84.0%	82.5%
Company-operated margins	16.0%	17.5%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $11.8 million or 2% (decreased 1% in constant currencies) for the quarter. The constant currency decrease was primarily due to lower employee-related costs resulting from the Company's ongoing G&A initiatives, partly offset by higher restaurant technology spending as well as costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.

•	Selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.3% for 2018 compared with 2.5% for 2017.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2018	2017
Gains on sales of restaurant businesses	$(96.5)	$(60.0)
Equity in (earnings) losses of unconsolidated affiliates	(42.6)	(40.9)
Asset dispositions and other (income) expense, net	(11.0)	(24.5)
Impairment and other charges (gains), net	1.6	(0.5)
Total	$(148.5)	$(125.9)

•	Gains on sales of restaurant businesses increased for the quarter primarily due to a higher number of restaurant sales in the U.S.

•
Equity in (earnings) losses of unconsolidated affiliates reflected improved performance in Japan, more than offset by a higher effective tax rate in Japan in 2018 compared with 2017. Results in 2018 also reflect the retained 20% ownership in the entity that operates the Company's businesses in China and Hong Kong subsequent to the refranchising transaction that occurred in third quarter 2017.

•	The change in asset dispositions and other (income) expense, net was primarily due to a gain from the strategic sale of a restaurant property in the U.S. in 2017.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2018	2017	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$998.0	$947.9	5%	5%
International Lead Markets	809.7	666.6	21	9
High Growth Markets	234.3	300.7	(22)	(29)
Foundational Markets & Corporate	101.1	118.8	(15)	(27)
Total	$2,143.1	$2,034.0	5%	0%

•	Operating Income: Operating income increased $109.1 million or 5% (flat in constant currencies) for the quarter.

•
U.S.: The increase in operating income reflected higher franchised margin dollars and higher gains on sales of restaurants, partly offset by lower Company-operated margin dollars and comparison to the prior year gain from the strategic sale of a restaurant property.

•	International Lead Markets: The constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars across all markets.

•	High Growth Markets: The constant currency operating income decrease reflected the impact of refranchising, and to a lesser extent, the continued challenges in South Korea.

•
Foundational Markets & Corporate: The constant currency operating income decrease reflected the Company's refranchising initiatives, higher restaurant technology spending as well as costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 41.7% and 35.8% for the quarters ended 2018 and 2017, respectively.

Interest Expense

•	Interest expense increased 8% (5% in constant currencies) for the quarter, primarily reflecting higher average debt balances, partly offset by lower average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2018	2017
Interest income	$(5.5)	$1.8
Foreign currency and hedging activity	16.5	(1.9)
Other (income) expense, net	7.4	8.0
Total	$18.4	$7.9
Income Taxes

•
The effective income tax rate was 27.1% and 32.8% for the quarters ended 2018 and 2017, respectively. The decrease in the tax rate for the quarter reflects the lower enacted U.S. corporate tax rate, partly offset by adjustments to the provisional amounts recorded in December 2017 under the Tax Act.

•	Excluding the impact of these provisional adjustments, the effective income tax rate was 24.4% for the quarter.
Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $1.6 billion and exceeded capital expenditures by $1.1 billion for the first quarter 2018. Cash provided by operations increased $101.2 million compared with the first quarter 2017.
Cash used for investing activities totaled $359.1 million for the first quarter 2018, an increase of $497.2 million compared with the first quarter 2017. The increase was primarily due to fewer proceeds in 2018 associated with the sale of restaurant businesses due to comparison to the Company's first quarter 2017 sale of its businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") to a developmental licensee.
Cash used for financing activities totaled $1.3 billion for the first quarter 2018, an increase of $719.0 million compared with the first quarter 2017, primarily due to higher treasury stock purchases partially offset by higher net debt issuances.
Debt obligations at March 31, 2018 totaled $30.9 billion compared with $29.5 billion at December 31, 2017. The increase was primarily due to net debt issuances and the impact of foreign currency translation.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 8 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe,” “anticipate” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under "Outlook," are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
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
Our continued success depends on our System’s ability to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation, food offerings and consumer preferences in the “informal eating out” (“IEO”) segment. In order to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment, we must implement initiatives to adapt at an aggressive pace. There is no assurance that these initiatives will be successful and, if they are not, our financial results could be adversely impacted.
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
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require System- wide coordination and alignment. If we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents or practices that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
Our success increasingly relies on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising efforts will continue to increase that dependence and the potential effect of those factors.
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
Information technology system failures or interruptions, or breaches of network security, may impact our operations.
We are increasingly reliant on technological systems, such as point-of-sale and other systems or platforms, technologies supporting McDonald’s order, delivery and digital solutions, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, customers, employees or independent third parties to conduct our business, including technology-enabled systems provided to us by third parties. Any failure of these systems could significantly impact our operations and customer experience and perceptions.

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
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes and uncertainties resulting from proposals for comprehensive or corporate tax reforms in the U.S. or elsewhere. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. We are also impacted by settlements of pending or any future adjustments proposed by taxing authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
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
Litigation involving our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions. We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees or other third parties.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding this matter.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2017 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting our business, refer to statements appearing under the caption “Risk Factors and Cautionary Statement Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2018	202,370	$170.11	202,370	$12,227,536,784
February 1-28, 2018	5,827,528	162.34	5,827,528	11,281,477,229
March 1-31, 2018	4,382,736	156.58	4,382,736	10,595,228,781
Total	10,412,634	$160.07	10,412,634

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 27, 2017, the Company's Board of Directors approved a share repurchase program, effective July 28, 2017 that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.

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
Form of 2013 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(n) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(k)
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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(p) Offer Letter between Silvia Lagnado and the Company, dated June 8, 2015, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2017.**

(q) Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith. **

(r) Form of 2018 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith. **

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
May 8, 2018	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer