Form 10-Q
period 2018-06-30
MCDONALDS CORP
filed 2018-08-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-5231
McDONALD’S CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2361282
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 North Carpenter Street Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)
(630) 623-3000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

775,800,409
(Number of shares of common stock
outstanding as of June 30, 2018)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and equivalents	$1,623.5	$2,463.8
Accounts and notes receivable	2,217.2	1,976.2
Inventories, at cost, not in excess of market	49.6	58.8
Prepaid expenses and other current assets	465.3	828.4
Total current assets	4,355.6	5,327.2
Other assets
Investments in and advances to affiliates	1,127.6	1,085.7
Goodwill	2,347.2	2,379.7
Miscellaneous	2,516.8	2,562.8
Total other assets	5,991.6	6,028.2
Property and equipment
Property and equipment, at cost	36,577.3	36,626.4
Accumulated depreciation and amortization	(14,216.1)	(14,178.1)
Net property and equipment	22,361.2	22,448.3
Total assets	$32,708.4	$33,803.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$917.9	$924.8
Income taxes	211.5	265.8
Other taxes	278.8	275.4
Accrued interest	236.4	278.4
Accrued payroll and other liabilities	1,033.5	1,146.2
Current maturities of long-term debt	292.2	—
Total current liabilities	2,970.3	2,890.6
Long-term debt	30,687.7	29,536.4
Long-term income taxes	1,987.0	2,370.9
Deferred revenues - initial franchise fees	606.7	—
Other long-term liabilities	1,134.6	1,154.4
Deferred income taxes	1,173.1	1,119.4
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,195.2	7,072.4
Retained earnings	49,106.7	48,325.8
Accumulated other comprehensive income (loss)	(2,435.0)	(2,178.4)
Common stock in treasury, at cost; 884.8 and 866.5 million shares	(59,734.5)	(56,504.4)
Total shareholders’ equity (deficit)	(5,851.0)	(3,268.0)
Total liabilities and shareholders’ equity (deficit)	$32,708.4	$33,803.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2018	2017	2018	2017
Revenues
Sales by Company-operated restaurants	$2,594.9	$3,569.6	$5,130.5	$6,981.5
Revenues from franchised restaurants	2,759.0	2,480.1	5,362.3	4,744.1
Total revenues	5,353.9	6,049.7	10,492.8	11,725.6
Operating costs and expenses
Company-operated restaurant expenses	2,130.5	2,903.3	4,261.4	5,719.7
Franchised restaurants-occupancy expenses	483.9	438.0	964.2	868.1
Selling, general & administrative expenses	542.1	525.4	1,075.2	1,046.7
Other operating (income) expense, net	(64.9)	(112.1)	(213.4)	(238.0)
Total operating costs and expenses	3,091.6	3,754.6	6,087.4	7,396.5
Operating income	2,262.3	2,295.1	4,405.4	4,329.1
Interest expense	240.2	230.9	477.0	449.5
Nonoperating (income) expense, net	4.0	2.8	22.4	10.7
Income before provision for income taxes	2,018.1	2,061.4	3,906.0	3,868.9
Provision for income taxes	521.8	666.3	1,034.3	1,259.0
Net income	$1,496.3	$1,395.1	$2,871.7	$2,609.9
Earnings per common share-basic	$1.92	$1.72	$3.66	$3.20
Earnings per common share-diluted	$1.90	$1.70	$3.62	$3.17
Dividends declared per common share	$1.01	$0.94	$2.02	$1.88
Weighted-average shares outstanding-basic	780.0	811.6	785.4	815.2
Weighted-average shares outstanding-diluted	787.1	819.2	793.0	822.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Net income	$1,496.3	$1,395.1	$2,871.7	$2,609.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(326.4)	245.7	(300.7)	533.3
Reclassification of (gain) loss to net income	—	(4.6)	—	104.4
Foreign currency translation adjustments-net of tax benefit (expense) of $(143.9), $227.6, $(71.6) and $272.1	(326.4)	241.1	(300.7)	637.7
Cash flow hedges:
Gain (loss) recognized in AOCI	32.2	(23.2)	24.7	(30.3)
Reclassification of (gain) loss to net income	3.6	(2.0)	15.6	(5.9)
Cash flow hedges-net of tax benefit (expense) of $(10.5), $14.3, $(11.7) and $20.5	35.8	(25.2)	40.3	(36.2)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	—	(1.1)	(0.3)
Reclassification of (gain) loss to net income	2.1	2.7	4.9	5.3
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.0, $(0.8) and $(0.5)	2.1	2.7	3.8	5.0
Total other comprehensive income (loss), net of tax	(288.5)	218.6	(256.6)	606.5
Comprehensive income (loss)	$1,207.8	$1,613.7	$2,615.1	$3,216.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Operating activities
Net income	$1,496.3	$1,395.1	$2,871.7	$2,609.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	365.0	339.5	727.9	664.8
Deferred income taxes	54.4	64.6	83.6	150.5
Share-based compensation	23.9	21.3	63.7	44.0
Other	(90.7)	(76.0)	(145.6)	(188.7)
Changes in working capital items	(510.1)	(531.1)	(617.3)	(523.1)
Cash provided by operations	1,338.8	1,213.4	2,984.0	2,757.4
Investing activities
Capital expenditures	(611.3)	(368.7)	(1,164.1)	(796.4)
Purchases of restaurant businesses	(11.6)	(15.0)	(35.3)	(18.1)
Sales of restaurant businesses	143.2	304.1	329.9	849.9
Sales of property	52.8	28.8	124.5	94.1
Other	(63.9)	(96.0)	(104.9)	(138.2)
Cash provided by (used for) investing activities	(490.8)	(146.8)	(849.9)	(8.7)
Financing activities
Net short-term borrowings	239.7	(9.3)	795.7	(778.5)
Long-term financing issuances	500.5	537.1	2,000.2	2,530.1
Long-term financing repayments	(1.2)	(1.4)	(1,002.8)	(403.5)
Treasury stock purchases	(1,607.2)	(1,107.7)	(3,240.1)	(1,855.7)
Common stock dividends	(786.1)	(761.5)	(1,583.6)	(1,532.1)
Proceeds from stock option exercises	91.7	174.4	167.0	290.6
Other	(1.6)	1.9	(6.8)	(4.6)
Cash used for financing activities	(1,564.2)	(1,166.5)	(2,870.4)	(1,753.7)
Effect of exchange rates on cash and cash equivalents	(128.3)	98.7	(104.0)	153.4
Cash and equivalents increase (decrease)	(844.5)	(1.2)	(840.3)	1,148.4
Change in cash balances of businesses held for sale	—	(18.6)	—	20.6
Cash and equivalents at beginning of period	2,468.0	2,412.2	2,463.8	1,223.4
Cash and equivalents at end of period	$1,623.5	$2,392.4	$1,623.5	$2,392.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				2,871.7						2,871.7
Other comprehensive income (loss), net of tax					3.8	40.3	(300.7)			(256.6)
Comprehensive income										2,615.1
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($2.02 per share)				(1,583.6)						(1,583.6)
Treasury stock purchases								(20.8)	(3,336.3)	(3,336.3)
Share-based compensation			63.7							63.7
Stock option exercises and other			59.1					2.5	106.2	165.3
Balance at June 30, 2018	1,660.6	16.6	7,195.2	49,106.7	(186.4)	23.8	(2,272.4)	(884.8)	(59,734.5)	(5,851.0)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2018, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2018	2017
Conventional franchised	21,535	21,317
Developmental licensed	7,013	7,263
Foreign affiliated	5,973	3,356
Total Franchised	34,521	31,936
Company-operated	2,885	5,075
Systemwide restaurants	37,406	37,011

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.1 million shares and 7.6 million shares for the quarters 2018 and 2017, respectively, and 7.6 million shares and 7.1 million shares for the six months 2018 and 2017, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.6 million shares and 0.1 million shares for the quarters 2018 and 2017, respectively, and 2.6 million shares and 4.0 million shares for the six months 2018 and 2017, respectively.

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
The Company has not completed the accounting for the tax effects of the enactment of the Tax Act, although it has made reasonable estimates of the effects on existing deferred tax balances and on the one-time transition tax on earnings of certain foreign subsidiaries. Certain aspects of the Tax Act are expected to be clarified, and as such, could impact these estimates. A net provisional tax cost of approximately $700 million was originally recognized in the Company's 2017 consolidated financial statements, and subsequently increased by $52 million in the first quarter of 2018.
Lease Accounting
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019.
At transition, the Company will recognize and measure leases using the required modified retrospective approach. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet due to the significance of the Company’s operating lease portfolio. The Company will elect an optional practical expedient to retain the current classification of leases, and, therefore, anticipates a minimal initial impact on the consolidated statement of income. The impact of ASU 2016-02 is non-cash in nature; therefore, it will not affect the Company’s cash flows.

Recently Adopted Accounting Standards
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expanded components of fair value hedging, specifies the recognition and presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company elected to early adopt the new standard in the first quarter of 2018 and applied the presentation and disclosure guidance on a prospective basis. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update was to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard on January 1, 2018 using a modified retrospective method, resulting in a cumulative catch up adjustment of $57 million, the majority of which was recorded within miscellaneous other assets on the condensed consolidated balance sheet. The adoption of this standard did not have a material impact on the condensed consolidated statements of income and cash flows.
Revenue Recognition
In May 2014, the FASB issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amended the guidance in former ASC 605, "Revenue Recognition." The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This standard does not impact the Company's recognition of revenue from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. The standard also does not change the recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales and recognized at the time the underlying sales occur. Rental income from restaurants operated by conventional franchisees is also not impacted by this standard as those revenues are subject to the guidance in ASC 840, "Leases." The standard does change the timing in which the Company recognizes initial fees from franchisees for new restaurant openings and new franchise terms. The Company's accounting policy through December 31, 2017, was to recognize initial franchise fees when received, upon a new restaurant opening and at the start of a new franchise term. Beginning in January 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective method. This method allows the standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As such, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative adjustment recorded upon adoption of ASC 606 consisted of deferred revenue of approximately $600 million within long-term liabilities and approximately $150 million of associated adjustments to the deferred tax balances which are recorded in Deferred income taxes and Miscellaneous other assets on the condensed consolidated balance sheet.

The following table presents revenue disaggregated by revenue source (in millions):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Company-operated sales
U.S.	$696.8	$849.5	$1,405.5	$1,685.1
International Lead Markets	1,022.7	1,021.4	2,029.8	1,962.6
High Growth Markets	732.6	1,459.3	1,432.9	2,804.6
Foundational Markets & Corporate	142.8	239.4	262.3	529.2
Total	$2,594.9	$3,569.6	$5,130.5	$6,981.5
Franchised revenues
U.S.	$1,264.4	$1,198.9	$2,422.9	$2,292.3
International Lead Markets	908.2	791.8	1,778.6	1,494.1
High Growth Markets	281.4	219.9	553.3	411.8
Foundational Markets & Corporate	305.0	269.5	607.5	545.9
Total*	$2,759.0	$2,480.1	$5,362.3	$4,744.1
Total revenues
U.S.	$1,961.2	$2,048.4	$3,828.4	$3,977.4
International Lead Markets	1,930.9	1,813.2	3,808.4	3,456.7
High Growth Markets	1,014.0	1,679.2	1,986.2	3,216.4
Foundational Markets & Corporate	447.8	508.9	869.8	1,075.1
Total	$5,353.9	$6,049.7	$10,492.8	$11,725.6

*
Although the Company expects the application of ASC 606 to negatively impact 2018 annual franchised revenues by approximately $50 million, results for the quarter and six months ended June 30, 2018, only reflected an impact of approximately $10 million and $15 million, respectively, due to the timing of new restaurant openings and new franchise terms.

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
At June 30, 2018, the fair value of the Company’s debt obligations was estimated at $32.1 billion, compared to a carrying amount of $31.0 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2018	December 31, 2017	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$20.7	$0.5	Accrued payroll and other liabilities	$(5.4)	$(31.0)
Interest Rate				Accrued payroll and other liabilities	(0.8)	(0.3)
Foreign currency	Miscellaneous other assets	5.6	0.1	Other long-term liabilities	(0.1)	(1.4)
Interest rate	Miscellaneous other assets			Other long-term liabilities	(21.6)	(5.9)
Total derivatives designated as hedging instruments		$26.3	$0.6		$(27.9)	$(38.6)
Derivatives not designated as hedging instruments
Equity				Accrued payroll and other liabilities	$(3.1)	$(1.3)
Foreign currency	Prepaid expenses and other current assets	$6.5	$—	Accrued payroll and other liabilities	—	(5.5)
Equity	Miscellaneous other assets	153.3	167.3
Total derivatives not designated as hedging instruments		$159.8	$167.3		$(3.1)	$(6.8)
Total derivatives		$186.1	$167.9		$(31.0)	$(45.4)

The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income (“OCI”) for the six months ended June 30, 2018 and 2017, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions		2018	2017	2018	2017	2018	2017
Foreign currency	Nonoperating income/expense	$31.8	$(47.5)	$(19.7)	$9.4
Interest rate	Interest expense	—	—	(0.5)	(0.2)
Cash flow hedges		$31.8	$(47.5)	$(20.2)	$9.2

Foreign currency denominated debt	Nonoperating income/expense	$399.7	$(978.1)	$—	$—
Foreign currency derivatives	Nonoperating income/expense	1.0	(23.0)	—	8.0
Foreign currency derivatives(1)	Interest expense					$0.2	$—
Net investment hedges		$400.7	$(1,001.1)	$—	$8.0	$0.2	$—

Foreign currency	Nonoperating income/expense					$11.8	$(18.5)
Equity	Selling, general & administrative expenses					(8.6)	50.9
Undesignated derivatives						$3.2	$32.4
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At June 30, 2018, the carrying amount of fixed-rate debt that was effectively converted was $727.7 million, which included a decrease of $22.3 million of cumulative hedging adjustments. For the six months ended June 30, 2018, the Company recognized a $16.2 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to Interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2018, the Company had derivatives outstanding with an equivalent notional amount of $809.5 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2018, the $23.8 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2018, $11.7 billion of the Company's third party foreign currency denominated debt and $4.0 billion of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2018 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2018, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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

•	Foundational Markets & Corporate - the remaining markets in the McDonald's system, most of which operate under a largely franchised model. Corporate activities are also reported within this segment
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2018	2017	2018	2017
Revenues
U.S.	$1,961.2	$2,048.4	$3,828.4	$3,977.4
International Lead Markets	1,930.9	1,813.2	3,808.4	3,456.7
High Growth Markets	1,014.0	1,679.2	1,986.2	3,216.4
Foundational Markets & Corporate	447.8	508.9	869.8	1,075.1
Total revenues	$5,353.9	$6,049.7	$10,492.8	$11,725.6
Operating Income
U.S.	$999.2	$1,072.9	$1,997.2	$2,020.8
International Lead Markets	889.9	776.0	1,699.6	1,442.6
High Growth Markets	282.7	349.5	517.0	650.2
Foundational Markets & Corporate	90.5	96.7	191.6	215.5
Total operating income	$2,262.3	$2,295.1	$4,405.4	$4,329.1

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 37,406 restaurants in 120 countries at June 30, 2018, 34,521 were licensed to franchisees (comprised of 21,535 franchised to conventional franchisees, 7,013 licensed to developmental licensees and 5,973 licensed to foreign affiliates (“affiliates”) – primarily in Japan and China) and 2,885 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the six months ended June 30, 2018, the U.S., the International Lead Markets and the High Growth Markets accounted for 36%, 36% and 19% of total revenues, respectively.
Strategic Direction
The Company is focused on delivering long-term growth through systemwide execution of its customer-centric growth strategy - the Velocity Growth Plan. The plan is designed to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
The Company continues to focus on restaurant execution and elevating the overall customer experience, including convenience, value and food offerings. These actions will enable the Company to deliver on the plan’s key pillars of retaining existing customers, regaining lost customers and converting casual customers to committed customers. In each of these pillars, McDonald’s has established platforms that enable each market to engage with franchisees to execute the plan. Markets are focused on acting with speed, efficiency and impact, as evidenced by a recent business reorganization in the U.S. designed to better support franchisees and create a more nimble organization.
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

•Digital. Emphasizes improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens its relationships with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks and technology driven models that enable table service and curb-side pick-up.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers on their terms. Delivery is now available from over 13,000 McDonald's restaurants. In addition to added convenience, delivery transactions tend to realize a higher average check and a high customer satisfaction rating. While the Company will continue to expand the number of restaurants offering delivery, the current priority is to optimize the delivery business through growing awareness and demand in the areas where delivery is already offered.
The Company remains confident in the Velocity Growth Plan as a result of good performance across our business and is aggressively focused on unlocking more of the plan’s potential to drive long-term sustainable growth.
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
Global comparable sales increased 4.0% for the quarter and 4.7% for the six months. The refranchising strategy has been a key part of transforming McDonald's into a more stable and more efficient organization focused on continuing to grow top-line sales.
U.S. comparable sales increased 2.6% for the quarter and 2.7% for the six months, driven by growth in average check resulting from both product mix shifts and menu price increases.
Comparable sales for the International Lead segment increased 4.9% for the quarter and 6.3% for the six months, reflecting positive results across all markets, primarily driven by the U.K.
In the High Growth segment, comparable sales increased 2.4% for the quarter and 3.5% for the six months, led by strong performance in Italy and positive results across most of the segment, partly offset by continued challenges in South Korea.
Results for the quarter and six months benefited from an increase in sales-driven franchised margin dollars and a lower effective tax rate, partly offset by lower Company-operated margin dollars driven by refranchising. Net income was $1,496.3 million, an increase of 7% (4% in constant currencies) for the quarter and $2,871.7 million, an increase of 10% (6% in constant currencies) for the six months. Diluted earnings per share was $1.90, an increase of 12% (9% in constant currencies) for the quarter and $3.62, an increase of 14% (10% in constant currencies) for the six months.
Results for the quarter included $92 million, or $0.09 per share, of pre-tax strategic restructuring charges, primarily related to the previously disclosed restructuring of the U.S. business. Excluding these charges, net income was $1,565.0 million, an increase of 10% (8% in constant currencies) and diluted earnings per share was $1.99, an increase of 15% (12% in constant currencies), over prior year earnings per share (excluding $0.03 per share of strategic charges).
Results for the six months also included additional income tax expense of approximately $52 million, or $0.07 per share, associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act. Excluding these adjustments as well as the strategic restructuring charges, net income was $2,993.9 million, an increase of 14% (10% in constant currencies) and diluted earnings per share was $3.78, an increase of 18% (14% in constant currencies), over prior year earnings per share (excluding $0.03 per share of strategic charges).
Second Quarter and Six Months 2018 Highlights:

•	Global comparable sales increased 4.0% for the quarter and 4.7% for the six months, reflecting positive comparable sales in all segments

•
Due to the impact of the Company's strategic refranchising initiative, consolidated revenues decreased 12% (14% in constant currencies) for the quarter and 11% (14% in constant currencies) for the six months

•	Systemwide sales increased 5% in constant currencies for the quarter and 6% in constant currencies for the six months

•
Consolidated operating income decreased 1% (4% in constant currencies) for the quarter and increased 2% (decreased 2% in constant currencies) for the six months. Both periods were negatively impacted by $92 million of strategic restructuring charges incurred in the current quarter. Excluding the impact of these charges, as well as strategic charges in the prior year, operating income increased 2% (decreased 1% in constant currencies) for the quarter and increased 3% (decreased 1% in constant currencies) for the six months

•
Diluted earnings per share of $1.90 increased 12% (9% in constant currencies) for the quarter and $3.62 for the six months increased 14% (10% in constant currencies), reflecting $0.09 per share of strategic restructuring charges incurred in the quarter. The six months also included $0.07 per share of additional income tax expense related to an adjustment to the provisional amount recorded in December 2017 under the Tax Act. Excluding these items, as well as $0.03 per share of prior year strategic charges, diluted earnings per share was $1.99, an increase of 15% (12% in constant currencies) for the quarter and $3.78, an increase of 18% (14% in constant currencies) for the six months

•	Returned $2.5 billion to shareholders through share repurchases and dividends for the quarter. This brings the six months return to shareholders to $4.9 billion
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2018		June 30, 2018
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,594.9	(27)%	$5,130.5	(27)%
Revenues from franchised restaurants	2,759.0	11	5,362.3	13
Total revenues	5,353.9	(12)	10,492.8	(11)
Operating costs and expenses
Company-operated restaurant expenses	2,130.5	(27)	4,261.4	(25)
Franchised restaurants-occupancy expenses	483.9	10	964.2	11
Selling, general & administrative expenses	542.1	3	1,075.2	3
Other operating (income) expense, net	(64.9)	42	(213.4)	10
Total operating costs and expenses	3,091.6	(18)	6,087.4	(18)
Operating income	2,262.3	(1)	4,405.4	2
Interest expense	240.2	4	477.0	6
Nonoperating (income) expense, net	4.0	39	22.4	n/m
Income before provision for income taxes	2,018.1	(2)	3,906.0	1
Provision for income taxes	521.8	(22)	1,034.3	(18)
Net income	$1,496.3	7%	$2,871.7	10%
Earnings per common share-basic	$1.92	12%	$3.66	14%
Earnings per common share-diluted	$1.90	12%	$3.62	14%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2018	2017	2018
Revenues	$5,353.9	$6,049.7	$122.4
Company-operated margins	464.4	666.3	10.9
Franchised margins	2,275.1	2,042.1	53.8
Selling, general & administrative expenses	542.1	525.4	(8.0)
Operating income	2,262.3	2,295.1	58.2
Net income	1,496.3	1,395.1	38.6
Earnings per share-diluted	$1.90	$1.70	$0.05

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2018	2017	2018
Revenues	$10,492.8	$11,725.6	$409.7
Company-operated margins	869.1	1,261.8	37.8
Franchised margins	4,398.1	3,876.0	156.2
Selling, general & administrative expenses	1,075.2	1,046.7	(24.0)
Operating income	4,405.4	4,329.1	174.8
Net income	2,871.7	2,609.9	106.8
Earnings per share-diluted	$3.62	$3.17	$0.13
The positive impact of foreign currency translation on consolidated operating results for the quarter and six months primarily reflected the stronger Euro and British Pound.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 7% (4% in constant currencies) to $1,496.3 million, and diluted earnings per share increased 12% (9% in constant currencies) to $1.90. Foreign currency translation had a positive impact of $0.05 on diluted earnings per share.
For the six months, net income increased 10% (6% in constant currencies) to $2,871.7 million, and diluted earnings per share increased 14% (10% in constant currencies) to $3.62. Foreign currency translation had a positive impact of $0.13 on diluted earnings per share.
Earnings per share for the quarter and six months benefited from an increase in sales-driven franchised margin dollars and a lower effective tax rate. Results in both periods were impacted by lower Company-operated margin dollars driven by refranchising as well as $92 million ($0.09 per share) of pre-tax strategic restructuring charges incurred in the current quarter primarily related to the previously disclosed restructuring of the U.S. business. The six months also included additional income tax expense of approximately $52 million ($0.07 per share) related to an adjustment to the provisional amounts recorded in December 2017 under the Tax Act. Excluding the above items, as well as $0.03 per share of prior year strategic charges, diluted earnings per share was $1.99, an increase of 15% (12% in constant currencies) for the quarter and $3.78, an increase of 18% (14% in constant currencies) for the six months.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 10.4 million shares of stock for $1.7 billion, bringing total purchases for the six months to 20.8 million shares or $3.3 billion. In addition, the Company paid a quarterly dividend of $1.01 per share, or $786.1 million, bringing total dividends paid for the six months to $1.6 billion.

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
Beginning in 2015, the Company accelerated the pace of refranchising to optimize its restaurant ownership mix, with a goal to be approximately 95% franchised over the long term. Although refranchising allows the Company to generate more stable and predictable revenue and cash flow streams while operating with a less resource-intensive structure, the shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percentage of sales.
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers." This standard changed the way initial fees from franchisees for new restaurant openings and new franchise terms are recognized. Under the new guidance, initial franchise fees are being recognized evenly over the franchise term rather than immediately upon receipt. Although the Company expects this change to negatively impact 2018 annual franchised revenues by approximately $50 million, results for the quarter and six months only reflected an impact of approximately $10 million and $15 million, respectively, due to the timing of new restaurant openings and new franchise terms.

REVENUES
Dollars in millions
Quarters Ended June 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$696.8	$849.5	(18)%	(18)%
International Lead Markets	1,022.7	1,021.4	0	(5)
High Growth Markets	732.6	1,459.3	(50)	(49)
Foundational Markets & Corporate	142.8	239.4	(40)	(43)
Total	$2,594.9	$3,569.6	(27)%	(29)%
Franchised revenues
U.S.	$1,264.4	$1,198.9	5%	5%
International Lead Markets	908.2	791.8	15	8
High Growth Markets	281.4	219.9	28	21
Foundational Markets & Corporate	305.0	269.5	13	12
Total	$2,759.0	$2,480.1	11%	8%
Total revenues
U.S.	$1,961.2	$2,048.4	(4)%	(4)%
International Lead Markets	1,930.9	1,813.2	6	1
High Growth Markets	1,014.0	1,679.2	(40)	(40)
Foundational Markets & Corporate	447.8	508.9	(12)	(14)
Total	$5,353.9	$6,049.7	(12)%	(14)%

Six Months Ended June 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,405.5	$1,685.1	(17)%	(17)%
International Lead Markets	2,029.8	1,962.6	3	(4)
High Growth Markets	1,432.9	2,804.6	(49)	(50)
Foundational Markets & Corporate	262.3	529.2	(50)	(53)
Total	$5,130.5	$6,981.5	(27)%	(30)%
Franchised revenues
U.S.	$2,422.9	$2,292.3	6%	6%
International Lead Markets	1,778.6	1,494.1	19	10
High Growth Markets	553.3	411.8	34	23
Foundational Markets & Corporate	607.5	545.9	11	8
Total	$5,362.3	$4,744.1	13%	9%
Total revenues
U.S.	$3,828.4	$3,977.4	(4)%	(4)%
International Lead Markets	3,808.4	3,456.7	10	2
High Growth Markets	1,986.2	3,216.4	(38)	(41)
Foundational Markets & Corporate	869.8	1,075.1	(19)	(22)
Total	$10,492.8	$11,725.6	(11)%	(14)%

•	Revenues: Revenues decreased 12% (14% in constant currencies) for the quarter and decreased 11% (14% in constant currencies) for the six months due to the Company's strategic refranchising initiative.

•	U.S.: Revenues decreased for both periods as the benefit from positive comparable sales was more than offset by the impact of refranchising.

•
International Lead Markets: Revenues increased for both periods due to strong performance in the U.K. and France as well as positive comparable sales across all markets, partly offset by the impact of refranchising.

•
High Growth Markets: Revenues decreased for both periods as positive comparable sales across most markets were more than offset by the impact of refranchising the Company's businesses in China and Hong Kong in third quarter 2017.

Comparable Sales and Guest Counts
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2018 and 2017:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
U.S.	2.6%	3.9%	2.7%	2.8%
International Lead Markets	4.9	6.3	6.3	4.6
High Growth Markets	2.4	7.0	3.5	5.5
Foundational Markets & Corporate	6.8	11.5	7.7	10.1
Total	4.0%	6.3%	4.7%	5.0%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 0.2% and 1.8% for the six months ended 2018 and 2017, respectively. The current quarter reflected positive comparable guest counts in all segments with the exception of the U.S., resulting in a consolidated comparable guest counts decrease of 0.3%.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2018:

SYSTEMWIDE SALES*
	Quarter Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	2%	2%	3%	3%
International Lead Markets	12	6	16	7
High Growth Markets	11	6	15	7
Foundational Markets & Corporate	9	9	12	11
Total	7%	5%	9%	6%

*	Unlike comparable sales, the Company has not excluded hyper-inflationary market results from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$9,109.9	$8,726.4	4%	4%
International Lead Markets	5,246.7	4,568.5	15	9
High Growth Markets*	2,419.1	1,388.6	74	64
Foundational Markets & Corporate	4,844.5	4,352.4	11	12
Total	$21,620.2	$19,035.9	14%	12%

Ownership type
Conventional franchised	$15,972.9	$14,719.0	9%	6%
Developmental licensed	3,334.2	3,120.0	7	10
Foreign affiliated*	2,313.1	1,196.9	93	86
Total	$21,620.2	$19,035.9	14%	12%

Six Months Ended June 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$17,459.3	$16,705.6	5%	5%
International Lead Markets	10,247.4	8,611.4	19	10
High Growth Markets*	4,794.7	2,625.7	83	69
Foundational Markets & Corporate	9,717.6	8,351.7	16	15
Total	$42,219.0	$36,294.4	16%	13%

Ownership type
Conventional franchised	$30,856.8	$28,245.4	9%	5%
Developmental licensed	6,685.5	5,674.7	18	18
Foreign affiliated*	4,676.7	2,374.3	97	88
Total	$42,219.0	$36,294.4	16%	13%

*	The franchised sales increases reflect the impact of refranchising the Company's businesses in China and Hong Kong in the third quarter of 2017.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2018	2017	2018	2017
Franchised
U.S.	82.1%	82.7%	$1,038.7	$992.1	5%	5%
International Lead Markets	81.2	80.8	737.7	639.9	15	9
High Growth Markets	76.0	71.9	213.8	158.2	35	27
Foundational Markets & Corporate	93.3	93.5	284.9	251.9	13	13
Total	82.5%	82.3%	$2,275.1	$2,042.1	11%	9%
Company-operated
U.S.	15.9%	16.5%	$111.1	$140.0	(21)%	(21)%
International Lead Markets	21.3	21.4	217.9	218.7	0	(6)
High Growth Markets	14.3	18.1	105.1	263.8	(60)	(59)
Foundational Markets & Corporate	21.3	18.3	30.3	43.8	(31)	(34)
Total	17.9%	18.7%	$464.4	$666.3	(30)%	(32)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2018	2017	2018	2017
Franchised
U.S.	81.7%	82.2%	$1,980.1	$1,884.0	5%	5%
International Lead Markets	80.6	80.2	1,433.6	1,198.0	20	11
High Growth Markets	75.5	70.7	417.5	291.3	43	32
Foundational Markets & Corporate	93.3	92.1	566.9	502.7	13	10
Total	82.0%	81.7%	$4,398.1	$3,876.0	13%	9%
Company-operated
U.S.	15.9%	15.9%	$223.3	$268.1	(17)%	(17)%
International Lead Markets	20.7	20.8	420.4	407.7	3	(5)
High Growth Markets	12.3	17.6	176.3	494.1	(64)	(65)
Foundational Markets & Corporate	18.8	17.4	49.1	91.9	(46)	(50)
Total	16.9%	18.1%	$869.1	$1,261.8	(31)%	(34)%

•
Franchised: Franchised margin dollars increased $233.0 million or 11% (9% in constant currencies) for the quarter and increased $522.1 million or 13% (9% in constant currencies) for the six months. Both periods benefited from expansion and the impact of refranchising, as well as positive comparable sales performance across all segments.

•
U.S.: The decrease in the franchised margin percent for the quarter and six months was primarily due to higher depreciation costs related to EOTF, partly offset by the benefit from positive comparable sales.

•	International Lead Markets: The increase in the franchised margin percent for the quarter and six months primarily reflected the benefit from strong comparable sales performance.

•
High Growth Markets: The increase in the franchised margin percent for the quarter and six months was primarily due to the impact of refranchising, largely related to the July 2017 China and Hong Kong transaction, and positive comparable sales performance.

•
Company-operated: Company-operated margin dollars decreased $201.9 million or 30% (32% in constant currencies) for the quarter and decreased $392.7 million or 31% (34% in constant currencies) for the six months, reflecting the impact of refranchising.

•
U.S.: The Company-operated margin percent decreased for the quarter and was flat for the six months, reflecting higher labor and commodity costs and the benefits from positive comparable sales and refranchising.

•
International Lead Markets: The Company-operated margin percent decreased slightly for the quarter and six months as higher labor, commodity and occupancy costs more than offset the benefit from strong comparable sales.

•
High Growth Markets: The decrease in the Company-operated margin percent for the quarter and six months was primarily due to the impact of refranchising in China and Hong Kong as well as negative comparable sales in South Korea.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Food & paper	31.4%	31.9%	31.5%	31.9%
Payroll & employee benefits	29.4	27.0	29.8	27.4
Occupancy & other operating expenses	21.3	22.4	21.8	22.6
Total expenses	82.1%	81.3%	83.1%	81.9%
Company-operated margins	17.9%	18.7%	16.9%	18.1%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $16.7 million or 3% (2% in constant currencies) for the quarter and increased $28.5 million or 3% (flat in constant currencies) for the six months. Both periods included higher restaurant technology spending as well as costs related to the 2018 Worldwide Owner/Operator Convention, which were partly offset by reduced employee-related costs resulting from the Company's ongoing G&A discipline. The six months also reflected costs related to the sponsorship of the 2018 Winter Olympics.

•	For the six months, selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.3% for 2018 compared with 2.4% for 2017.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gains on sales of restaurant businesses	$(92.2)	$(107.8)	$(188.7)	$(167.8)
Equity in (earnings) losses of unconsolidated affiliates	(35.0)	(29.3)	(77.6)	(70.2)
Asset dispositions and other (income) expense, net	(29.4)	6.4	(40.4)	(18.1)
Impairment and other charges (gains), net	91.7	18.6	93.3	18.1
Total	$(64.9)	$(112.1)	$(213.4)	$(238.0)

•	Gains on sales of restaurant businesses decreased for the quarter and increased for the six months primarily due to activity within the U.S.

•
Equity in (earnings) losses of unconsolidated affiliates for the quarter and six months reflected improved performance in Japan, offset by a higher effective tax rate in Japan in 2018 compared with 2017. Results in 2018 also reflect the retained 20% ownership in the entity that operates the Company's businesses in China and Hong Kong subsequent to the refranchising transaction that occurred in third quarter 2017.

•	Asset dispositions and other (income) expense, net for the quarter and six months benefited from gains on the strategic sale of restaurant properties in both the U.S. and Australia.

•
Impairment and other charges (gains), net included the strategic restructuring charge in the U.S for the quarter and six months 2018. The prior year periods included unrelated restructuring charges as well as a loss from the sale of the Company's business in Taiwan to a developmental licensee.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2018	2017	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$999.2	$1,072.9	(7)%	(7)%
International Lead Markets	889.9	776.0	15	9
High Growth Markets	282.7	349.5	(19)	(22)
Foundational Markets & Corporate	90.5	96.7	(6)	(8)
Total	$2,262.3	$2,295.1	(1)%	(4)%

Six Months Ended June 30,	2018	2017	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$1,997.2	$2,020.8	(1)%	(1)%
International Lead Markets	1,699.6	1,442.6	18	9
High Growth Markets	517.0	650.2	(20)	(25)
Foundational Markets & Corporate	191.6	215.5	(11)	(19)
Total	$4,405.4	$4,329.1	2%	(2)%

•
Operating Income: Operating income decreased $32.8 million or 1% (4% in constant currencies) for the quarter and increased $76.3 million or 2% (decreased 2% in constant currencies) for the six months. Both periods were negatively impacted by $92 million of strategic restructuring charges incurred in the current quarter. Excluding the impact of these charges, as well as strategic charges in the prior year, operating income increased $40.3 million or 2% (decreased 1% in constant currencies) for the quarter and increased $151.5 million or 3% (decreased 1% in constant currencies) for the six months.

•
U.S.: Excluding the strategic restructuring charge of $85 million, operating income increased 1% for the quarter and 3% for the six months. Results for both periods reflected higher franchised margin dollars, partly offset by lower Company-operated margin dollars. The six months reflected higher gains on the sales of restaurant businesses, partly offset by lower gains from the strategic sale of restaurant properties.

•
International Lead Markets: The constant currency operating income increase for the quarter and six months was primarily due to sales-driven improvements in franchised margin dollars across all markets.

•
High Growth Markets: The constant currency operating income decrease for the quarter and six months reflected the impact of refranchising, and to a lesser extent, the continued challenges in South Korea.

•
Foundational Markets & Corporate: The constant currency operating income decrease for the quarter and six months reflected the Company's refranchising initiatives, higher restaurant technology spending as well as costs related to the 2018 Worldwide Owner/Operator Convention. The six months also reflected additional costs related to the sponsorship of the 2018 Winter Olympics.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 42.0% and 36.9% for the six months ended 2018 and 2017, respectively. Excluding the impact of the current year strategic restructuring charges and the prior year strategic charges, operating margin was 42.9% and 37.1% for the six months ended 2018 and 2017, respectively.

Interest Expense

•
Interest expense increased 4% (2% in constant currencies) for the quarter and increased 6% (4% in constant currencies) for the six months, primarily reflecting higher average debt balances, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$(0.1)	$(1.7)	$(5.6)	$0.1
Foreign currency and hedging activity	2.7	(2.4)	19.2	(4.3)
Other (income) expense, net	1.4	6.9	8.8	14.9
Total	$4.0	$2.8	$22.4	$10.7

Income Taxes

•	The effective income tax rate was 25.9% and 32.3% for the quarters ended 2018 and 2017, respectively, and 26.5% and 32.5% for the six months ended 2018 and 2017, respectively.

•
The decrease in the tax rate for the quarter and six months primarily reflects the lower enacted U.S. corporate tax rate. The tax rate for the six months also includes adjustments to the provisional amounts recorded in December 2017 under the Tax Act. Excluding the impact of these provisional adjustments, the effective income tax rate for the six months was 25.1%.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.0 billion and exceeded capital expenditures by $1.8 billion for the six months 2018. Cash provided by operations increased $226.6 million compared with the six months 2017.
Cash used for investing activities totaled $849.9 million for the six months 2018, an increase of $841.2 million compared with the six months 2017. The increase was primarily due to less cash provided by the sale of restaurant businesses in 2018, as well as higher capital expenditures. The fewer proceeds from the sale of restaurant businesses was primarily due to the comparison to the Company's 2017 sale of its businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") and Taiwan to developmental licensees.
Cash used for financing activities totaled $2.9 billion for the six months 2018, an increase of $1.1 billion compared with the six months 2017, primarily due to higher treasury stock purchases, partly offset by higher net debt issuances.
Debt obligations at June 30, 2018 totaled $31.0 billion compared with $29.5 billion at December 31, 2017. The increase was primarily due to net debt issuances, partly offset by the impact of foreign currency translation.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 8 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “may,” “will,” “expect,” “believe,” “anticipate” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under “Outlook,” are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and factors, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
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
Our previously announced refranchising and cost saving initiatives remain ongoing. As we continue on those initiatives, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our selection and integration of capable third parties. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies through the consolidation of global, back-office functions and to direct resources to most effectively support McDonald's restaurants, particularly in the U.S. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
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
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions or disruptive actions from others which we do not foresee. Recognizing these dependencies, we have intensified our focus on strategies to achieve these goals. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics.
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
Our success also increasingly depends on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by the creditworthiness of our franchisees or the Company or by banks’ lending practices. Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
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
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes and uncertainties resulting from proposals for comprehensive or corporate tax reforms in the U.S. or elsewhere. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. We are also impacted by settlements of pending or any future adjustments proposed by taxing and governmental authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2018	4,442,452	$160.40	4,442,452	$9,882,645,133
May 1-31, 2018	3,310,767	162.10	3,310,767	9,345,965,011
June 1-30, 2018	2,618,580	160.46	2,618,580	8,925,794,554
Total	10,371,799	$160.96	10,371,799

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 27, 2017, the Company's Board of Directors approved a share repurchase program, effective July 28, 2017, that authorizes the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.

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

(i)
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
Fourth Amendment to the McDonald's Corporation Severance Plan, effective as of July 1, 2017, incorporated herein by reference from Exhibit 10(k)(iv) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2017.**

(v) Fifth Amendment to the McDonald's Corporation Severance Plan, effective as of June 5, 2018, filed herewith. **

(k)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(l)
Offer Letter between Christopher Kempczinski and the Company, dated September 23, 2015, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(m)
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(n) Offer Letter between Silvia Lagnado and the Company, dated June 8, 2015, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2017.**

(o)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(p)
Form of 2018 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(q) Termination Agreement and General Release between Gloria Santona and the Company, dated March 3, 2017, filed herewith. **

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
August 2, 2018	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer