Form 10-Q
period 2018-09-30
MCDONALDS CORP
filed 2018-11-01
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

770,910,250
(Number of shares of common stock
outstanding as of September 30, 2018)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and equivalents	$2,574.5	$2,463.8
Accounts and notes receivable	2,266.8	1,976.2
Inventories, at cost, not in excess of market	41.9	58.8
Prepaid expenses and other current assets	669.9	828.4
Total current assets	5,553.1	5,327.2
Other assets
Investments in and advances to affiliates	1,135.5	1,085.7
Goodwill	2,345.0	2,379.7
Miscellaneous	2,406.5	2,562.8
Total other assets	5,887.0	6,028.2
Property and equipment
Property and equipment, at cost	36,946.4	36,626.4
Accumulated depreciation and amortization	(14,332.8)	(14,178.1)
Net property and equipment	22,613.6	22,448.3
Total assets	$34,053.7	$33,803.7
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$932.8	$924.8
Dividends payable	888.0	—
Income taxes	160.0	265.8
Other taxes	256.4	275.4
Accrued interest	314.7	278.4
Accrued payroll and other liabilities	1,074.8	1,146.2
Total current liabilities	3,626.7	2,890.6
Long-term debt	31,895.2	29,536.4
Long-term income taxes	2,376.4	2,370.9
Deferred revenues - initial franchise fees	617.0	—
Other long-term liabilities	1,129.2	1,154.4
Deferred income taxes	1,201.8	1,119.4
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,257.2	7,072.4
Retained earnings	49,076.2	48,325.8
Accumulated other comprehensive income (loss)	(2,508.3)	(2,178.4)
Common stock in treasury, at cost; 889.7 and 866.5 million shares	(60,634.3)	(56,504.4)
Total shareholders’ equity (deficit)	(6,792.6)	(3,268.0)
Total liabilities and shareholders’ equity (deficit)	$34,053.7	$33,803.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2018	2017	2018	2017
Revenues
Sales by Company-operated restaurants	$2,511.0	$3,064.3	$7,641.5	$10,045.8
Revenues from franchised restaurants	2,858.4	2,690.3	8,220.7	7,434.4
Total revenues	5,369.4	5,754.6	15,862.2	17,480.2
Operating costs and expenses
Company-operated restaurant expenses	2,047.9	2,479.8	6,309.3	8,199.5
Franchised restaurants-occupancy expenses	499.4	457.3	1,463.6	1,325.4
Selling, general & administrative expenses	515.2	567.0	1,590.4	1,613.7
Other operating (income) expense, net	(110.8)	(828.9)	(324.2)	(1,066.9)
Total operating costs and expenses	2,951.7	2,675.2	9,039.1	10,071.7
Operating income	2,417.7	3,079.4	6,823.1	7,408.5
Interest expense	250.1	236.7	727.1	686.2
Nonoperating (income) expense, net	8.9	23.2	31.3	33.9
Income before provision for income taxes	2,158.7	2,819.5	6,064.7	6,688.4
Provision for income taxes	521.4	935.8	1,555.7	2,194.8
Net income	$1,637.3	$1,883.7	$4,509.0	$4,493.6
Earnings per common share-basic	$2.12	$2.34	$5.77	$5.54
Earnings per common share-diluted	$2.10	$2.32	$5.72	$5.48
Dividends declared per common share	$2.17	$1.95	$4.19	$3.83
Weighted-average shares outstanding-basic	772.8	805.3	781.2	811.8
Weighted-average shares outstanding-diluted	779.6	813.5	788.5	819.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Net income	$1,637.3	$1,883.7	$4,509.0	$4,493.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(78.8)	247.3	(379.5)	780.6
Reclassification of (gain) loss to net income	—	4.9	—	109.3
Foreign currency translation adjustments-net of tax benefit (expense) of $(19.0), $104.0, $(90.6) and $376.4	(78.8)	252.2	(379.5)	889.9
Cash flow hedges:
Gain (loss) recognized in AOCI	8.6	(14.5)	33.2	(44.8)
Reclassification of (gain) loss to net income	(5.2)	9.1	10.4	3.2
Cash flow hedges-net of tax benefit (expense) of $(1.2), $3.1, $(13.0) and $23.5	3.4	(5.4)	43.6	(41.6)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	—	(1.1)	(0.3)
Reclassification of (gain) loss to net income	2.1	2.9	7.1	8.2
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $(0.8) and $(0.5)	2.1	2.9	6.0	7.9
Total other comprehensive income (loss), net of tax	(73.3)	249.7	(329.9)	856.2
Comprehensive income (loss)	$1,564.0	$2,133.4	$4,179.1	$5,349.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Operating activities
Net income	$1,637.3	$1,883.7	$4,509.0	$4,493.6
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	375.1	355.8	1,103.0	1,020.6
Deferred income taxes	31.1	225.1	114.7	375.6
Share-based compensation	36.0	39.5	99.7	83.5
Net gain on sale of restaurant businesses	(68.0)	(902.0)	(257.1)	(1,065.2)
Other	15.3	(42.3)	58.8	(67.8)
Changes in working capital items	444.3	124.7	(173.0)	(398.4)
Cash provided by operations	2,471.1	1,684.5	5,455.1	4,441.9
Investing activities
Capital expenditures	(703.8)	(416.9)	(1,867.9)	(1,213.3)
Purchases of restaurant businesses	(40.2)	(20.8)	(75.5)	(38.9)
Sales of restaurant businesses	109.5	1.9	439.4	851.8
Proceeds from sale of businesses in China and Hong Kong	—	1,597.0	—	1,597.0
Sales of property	11.3	59.2	135.8	153.3
Other	(98.1)	(45.7)	(203.0)	(183.9)
Cash provided by (used for) investing activities	(721.3)	1,174.7	(1,571.2)	1,166.0
Financing activities
Net short-term borrowings	(801.4)	(55.8)	(5.7)	(834.3)
Long-term financing issuances	1,791.9	0.4	3,792.1	2,530.5
Long-term financing repayments	(1.9)	(3.6)	(1,004.7)	(407.1)
Treasury stock purchases	(1,040.7)	(2,081.7)	(4,280.8)	(3,937.4)
Common stock dividends	(779.8)	(755.3)	(2,363.4)	(2,287.4)
Proceeds from stock option exercises	69.2	82.5	236.2	373.1
Other	(5.3)	3.5	(12.1)	(1.1)
Cash used for financing activities	(768.0)	(2,810.0)	(3,638.4)	(4,563.7)
Effect of exchange rates on cash and cash equivalents	(30.8)	76.2	(134.8)	229.6
Cash and equivalents increase	951.0	125.4	110.7	1,273.8
Change in cash balances of businesses held for sale	—	153.4	—	174.0
Cash and equivalents at beginning of period	1,623.5	2,392.4	2,463.8	1,223.4
Cash and equivalents at end of period	$2,574.5	$2,671.2	$2,574.5	$2,671.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				4,509.0						4,509.0
Other comprehensive income (loss), net of tax					6.0	43.6	(379.5)			(329.9)
Comprehensive income										4,179.1
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($4.19 per share)				(3,251.4)						(3,251.4)
Treasury stock purchases								(26.7)	(4,280.8)	(4,280.8)
Share-based compensation			99.7							99.7
Stock option exercises and other			85.1					3.5	150.9	236.0
Balance at September 30, 2018	1,660.6	16.6	7,257.2	49,076.2	(184.2)	27.1	(2,351.2)	(889.7)	(60,634.3)	(6,792.6)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers." Refer to the Recent Accounting Pronouncements footnote on page 9 for further details.
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." Refer to the Recent Accounting Pronouncements footnote on page 9 for further details.
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s December 31, 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2018, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2018	2017
Conventional franchised	21,586	21,214
Developmental licensed	7,103	6,824
Foreign affiliated	6,056	5,708
Total Franchised	34,745	33,746
Company-operated	2,812	3,230
Systemwide restaurants	37,557	36,976

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.8 million shares and 8.2 million shares for the quarters 2018 and 2017, respectively, and 7.3 million shares and 7.6 million shares for the nine months 2018 and 2017, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.5 million shares and 0.1 million shares for the quarters 2018 and 2017, respectively, and 2.5 million shares and 0.7 million shares for the nine months 2018 and 2017, respectively.
In September 2018, McDonald's Board of Directors declared a fourth quarter dividend of $1.16 per share of common stock, resulting in $888.0 million of dividends payable in December 2018.

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
The Company has not completed the accounting for the tax effects of the enactment of the Tax Act, although it has made reasonable estimates of the effects on existing deferred tax balances and on the one-time transition tax on earnings of certain foreign subsidiaries. Certain aspects of the Tax Act are expected to be clarified, and as such, could impact these estimates. The Company will complete the accounting for the tax effects in the fourth quarter 2018. A net provisional tax cost of approximately $700 million was originally recognized in the Company's 2017 consolidated financial statements, and the Company subsequently recorded an additional $47 million in the third quarter 2018, resulting in a total increase of $99 million for the nine months 2018.
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

At transition, the Company will recognize and measure leases using the required modified retrospective approach. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet due to the significance of the Company’s operating lease portfolio. The Company will elect an optional practical expedient to retain the classification of existing leases, and, therefore, anticipates a minimal initial impact on the consolidated statement of income. The impact of ASU 2016-02 is non-cash in nature; therefore, it will not affect the Company’s cash flows.

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
Revenue Recognition
In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers,” which amended the guidance in former ASC 605, "Revenue Recognition." The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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

The following table presents revenue disaggregated by revenue source (in millions):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Company-operated sales
U.S.	$637.3	$798.7	$2,042.8	$2,483.8
International Lead Markets	992.3	1,076.3	3,022.1	3,038.9
High Growth Markets	737.8	1,054.9	2,170.7	3,859.5
Foundational Markets & Corporate	143.6	134.4	405.9	663.6
Total	$2,511.0	$3,064.3	$7,641.5	$10,045.8
Franchised revenues
U.S.	$1,292.7	$1,224.6	$3,715.6	$3,516.9
International Lead Markets	948.2	894.2	2,726.8	2,388.3
High Growth Markets	302.4	267.2	855.7	679.0
Foundational Markets & Corporate	315.1	304.3	922.6	850.2
Total*	$2,858.4	$2,690.3	$8,220.7	$7,434.4
Total revenues
U.S.	$1,930.0	$2,023.3	$5,758.4	$6,000.7
International Lead Markets	1,940.5	1,970.5	5,748.9	5,427.2
High Growth Markets	1,040.2	1,322.1	3,026.4	4,538.5
Foundational Markets & Corporate	458.7	438.7	1,328.5	1,513.8
Total	$5,369.4	$5,754.6	$15,862.2	$17,480.2

*
The Company expects the application of ASC 606 to negatively impact 2018 annual franchised revenues by approximately $50 million. Results for the quarter and nine months ended September 30, 2018, reflected an impact of approximately $10 million and $25 million, respectively, due to the timing of new restaurant openings and new franchise terms.

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
At September 30, 2018, the fair value of the Company’s debt obligations was estimated at $32.8 billion, compared to a carrying amount of $31.9 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2018	December 31, 2017	Balance Sheet Classification	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$24.7	$0.5	Accrued payroll and other liabilities	$(1.7)	$(31.0)
Interest rate				Accrued payroll and other liabilities	(0.6)	(0.3)
Foreign currency	Miscellaneous other assets	6.5	0.1	Other long-term liabilities	(0.3)	(1.4)
Interest rate	Miscellaneous other assets	3.0	—	Other long-term liabilities	(27.7)	(5.9)
Total derivatives designated as hedging instruments		$34.2	$0.6		$(30.3)	$(38.6)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$166.4	$—	Accrued payroll and other liabilities	$(0.2)	$(1.3)
Foreign currency	Prepaid expenses and other current assets	12.1	—	Accrued payroll and other liabilities	—	(5.5)
Equity	Miscellaneous other assets	—	167.3
Total derivatives not designated as hedging instruments		$178.5	$167.3		$(0.2)	$(6.8)
Total derivatives		$212.7	$167.9		$(30.5)	$(45.4)

The following table presents the pre-tax amounts from derivative instruments affecting income and other comprehensive income (“OCI”) for the nine months ended September 30, 2018 and 2017, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions		2018	2017	2018	2017	2018	2017
Foreign currency	Nonoperating income/expense	$42.9	$(70.1)	$(12.9)	$(4.6)
Interest rate	Interest expense	—	—	(0.8)	(0.4)
Cash flow hedges		$42.9	$(70.1)	$(13.7)	$(5.0)

Foreign currency denominated debt	Nonoperating income/expense	$501.6	$(1,376.1)	$—	$—
Foreign currency derivatives	Nonoperating income/expense	4.2	(17.4)	—	8.6
Foreign currency derivatives(1)	Interest expense					$1.6	$—
Net investment hedges		$505.8	$(1,393.5)	$—	$8.6	$1.6	$—

Foreign currency	Nonoperating income/expense					$17.4	$(23.7)
Equity	Selling, general & administrative expenses					17.3	64.0
Undesignated derivatives						$34.7	$40.3
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At September 30, 2018, the carrying amount of fixed-rate debt that was effectively converted was $724.7 million, which included a decrease of $25.3 million of cumulative hedging adjustments. For the nine months ended September 30, 2018, the Company recognized a $19.1 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to Interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2018, the Company had derivatives outstanding with an equivalent notional amount of $746.0 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2018, the $27.1 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2018, $11.7 billion of the Company's third party foreign currency denominated debt and $4.1 billion of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2018 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2018, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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

•	Foundational Markets & Corporate - the remaining markets in the McDonald's system, most of which operate under a largely franchised model. Corporate activities are also reported within this segment.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2018	2017	2018	2017
Revenues
U.S.	$1,930.0	$2,023.3	$5,758.4	$6,000.7
International Lead Markets	1,940.5	1,970.5	5,748.9	5,427.2
High Growth Markets	1,040.2	1,322.1	3,026.4	4,538.5
Foundational Markets & Corporate	458.7	438.7	1,328.5	1,513.8
Total revenues	$5,369.4	$5,754.6	$15,862.2	$17,480.2
Operating Income
U.S.	$1,061.8	$1,034.6	$3,059.0	$3,055.4
International Lead Markets	913.9	913.6	2,613.5	2,356.2
High Growth Markets	330.1	1,073.8	847.1	1,724.0
Foundational Markets & Corporate	111.9	57.4	303.5	272.9
Total operating income	$2,417.7	$3,079.4	$6,823.1	$7,408.5

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 37,557 restaurants in 120 countries at September 30, 2018, 34,745 were licensed to franchisees (comprised of 21,586 franchised to conventional franchisees, 7,103 licensed to developmental licensees and 6,056 licensed to foreign affiliates (“affiliates”) – primarily in Japan and China) and 2,812 were operated by the Company.
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
The business is structured into segments that combine markets with similar characteristics and opportunities for growth, and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment which includes markets in over 80 countries, as well as Corporate activities. For the nine months ended September 30, 2018, the U.S., the International Lead Markets and the High Growth Markets accounted for 36%, 36% and 19% of total revenues, respectively.
Strategic Direction
The Company is focused on delivering long-term growth through systemwide execution of its customer-centric growth strategy - the Velocity Growth Plan. The plan is designed to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
The Company continues to focus on restaurant execution and elevating the overall customer experience, including convenience, value and food offerings. These actions will enable the Company to deliver on the plan’s key pillars of retaining existing customers, regaining lost customers and converting casual customers to committed customers. In each of these pillars, McDonald’s has established platforms that enable each market to engage with franchisees to execute the plan, and markets remain focused on acting with speed, efficiency and impact.
With the evolution of the Company’s business model to a more heavily franchised structure, the Company recently announced changes it will make to its global operating structure in January 2019. The Company believes this structure further enables the right level of support that contributes to the success of our franchisees and developmental licensees, as well as the sharing of best solutions across international markets.

Additionally, the Company continues to scale the following growth accelerators:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization and technology, in order to transform the restaurant service experience and enhance the brand in the eyes of the customer. The modernization efforts are designed to drive incremental customer visits and higher average check. McDonald’s currently has EOTF deployed in over 40% of the restaurants globally, with over half of the U.S. restaurants expected to be deployed by the end of 2018.
•Digital. Emphasizes improving the Company's existing service model (i.e., eat in, take out, or drive-thru) and strengthens relationships with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks and technology driven models that enable table service and curb-side pick-up.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers on their terms. Delivery is now available from over 15,000 McDonald's restaurants in over 65 markets. In addition to added convenience, delivery transactions tend to realize a higher average check and a high customer satisfaction rating. The Company remains focused on expanding the number of restaurants offering delivery as well as raising awareness and demand in the areas where delivery is already offered.
The Company continues to execute on this aggressive and holistic growth strategy making substantial progress modernizing restaurants and enhancing hospitality. Management is encouraged by the success of restaurants that have already implemented the growth accelerators, and remains confident that the Velocity Growth Plan will drive long-term sustainable growth.
Financial Performance
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as adjustments to the provisional amounts recorded in December 2017 under the Tax Act, and generally bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
Global comparable sales increased 4.2% for the quarter and 4.5% for the nine months. The refranchising strategy has been a key part of transforming McDonald's into a more stable and more efficient organization focused on continuing to grow top-line sales.
U.S. comparable sales increased 2.4% for the quarter and 2.6% for the nine months, driven by growth in average check resulting from both product mix shifts and menu price increases.
International Lead segment comparable sales increased 5.4% for the quarter and 6.0% for the nine months, reflecting positive results across all markets, primarily driven by the U.K.
High Growth segment comparable sales increased 4.6% for the quarter and 3.9% for the nine months, led by strong performance in Italy and positive results across most of the segment.
Results for the quarter and nine months 2017 reflected a pre-tax gain of approximately $850 million on the sale of the Company's businesses in China and Hong Kong, partly offset by $111 million of unrelated impairment charges, for a net benefit of $0.56 and $0.52 per share, respectively. Results for the nine months 2018 included pre-tax strategic restructuring charges of $94 million, or $0.09 per share (of which $85 million relates to the restructuring of the U.S. business).
Excluding the above items, net income for the quarter increased 14% (17% in constant currencies) and diluted earnings per share increased 19% (22% in constant currencies), and for the nine months net income increased 13% (11% in constant currencies) and diluted earnings per share increased 17% (15% in constant currencies). Results for the quarter and nine months reflected an increase in sales-driven franchised margin dollars and a lower effective tax rate, partly offset by lower Company-operated margin dollars due to the impact of refranchising.
Third Quarter and Nine Months 2018 Highlights:

•	Global comparable sales increased 4.2% for the quarter and 4.5% for the nine months, reflecting positive comparable sales in all segments.

•
Due to the impact of the Company's strategic refranchising initiative, consolidated revenues decreased 7% (5% in constant currencies) for the quarter and 9% (11% in constant currencies) for the nine months.

•	Systemwide sales increased 5% in constant currencies for the quarter and 6% in constant currencies for the nine months.

•
Consolidated operating income decreased 21% (20% in constant currencies) for the quarter and 8% (10% in constant currencies) for the nine months. Diluted earnings per share of $2.10 decreased 9% (7% in constant currencies) for the quarter and $5.72 for the nine months increased 4% (3% in constant currencies).

◦
Results for the quarter and nine months 2017 reflected a pre-tax gain of approximately $850 million on the sale of the Company's businesses in China and Hong Kong, partly offset by $111 million of unrelated impairment charges.

◦	Results for the nine months 2018 included pre-tax strategic restructuring charges of $94 million (of which $85 million relates to the restructuring of the U.S. business).

◦	Excluding these current year and prior year items:

▪	Consolidated operating income increased 2% (4% in constant currencies) for the quarter and 3% (1% in constant currencies) for the nine months.

▪	Diluted earnings per share for the quarter increased 19% (22% in constant currencies) and 17% (15% in constant currencies) for the nine months.

•	Returned $1.7 billion to shareholders through share repurchases and dividends for the quarter. This brings the nine months return to shareholders to $6.6 billion.
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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full-year 2018, costs for the total basket of goods are expected to increase about 2% in the U.S. and International Lead segments.

•	The Company expects full-year 2018 selling, general and administrative expenses to decrease about 1% to 2% in constant currencies.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full-year 2018 to increase about 6% to 7% due primarily to higher average debt balances.

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

•
While the Company expects the effective income tax rate for the full-year 2018 to be in the 24% to 26% range, during the fourth quarter the Company will finalize the provisional amounts recorded in December 2017 under the Tax Act, which may cause the final full-year tax rate to be below this range.

•
The Company expects capital expenditures for 2018 to be approximately $2.5 billion. About $1.6 billion will be dedicated to our U.S. business, primarily focused on accelerating the pace of EOTF. We expect to complete EOTF in about 4,000 additional U.S. restaurants in 2018, and, as a result, about half of the total U.S. restaurants will have EOTF by the end of 2018. Of the remaining capital, about half will be dedicated to new restaurant openings and the remainder will be primarily allocated to reinvestment in continued expansion of EOTF around the world. The Company will contribute capital towards about 250 restaurant openings, while developmental licensees and affiliates will contribute capital towards the opening of approximately 750 restaurants, for a total of about 1,000 expected restaurant openings in 2018. The Company expects net additions of about 600 restaurants in 2018.

Long-Term Outlook

•
As detailed in the Company's Form 8-K filed with the Securities and Exchange Commission on September 21, 2018, the Company increased its return to shareholder target to about $25 billion for the 3-year period ending 2019.

•	The Company has other long-term targets that are detailed in its Form 10-K for the year ended December 31, 2017.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2018		September 30, 2018
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,511.0	(18)%	$7,641.5	(24)%
Revenues from franchised restaurants	2,858.4	6	8,220.7	11
Total revenues	5,369.4	(7)	15,862.2	(9)
Operating costs and expenses
Company-operated restaurant expenses	2,047.9	(17)	6,309.3	(23)
Franchised restaurants-occupancy expenses	499.4	9	1,463.6	10
Selling, general & administrative expenses	515.2	(9)	1,590.4	(1)
Other operating (income) expense, net	(110.8)	87	(324.2)	70
Total operating costs and expenses	2,951.7	10	9,039.1	(10)
Operating income	2,417.7	(21)	6,823.1	(8)
Interest expense	250.1	6	727.1	6
Nonoperating (income) expense, net	8.9	(62)	31.3	(8)
Income before provision for income taxes	2,158.7	(23)	6,064.7	(9)
Provision for income taxes	521.4	(44)	1,555.7	(29)
Net income	$1,637.3	(13)%	$4,509.0	0%
Earnings per common share-basic	$2.12	(9)%	$5.77	4%
Earnings per common share-diluted	$2.10	(9)%	$5.72	4%

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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2018	2017	2018
Revenues	$5,369.4	$5,754.6	$(120.6)
Company-operated margins	463.1	584.5	(16.2)
Franchised margins	2,359.0	2,233.0	(41.8)
Selling, general & administrative expenses	515.2	567.0	4.3
Operating income	2,417.7	3,079.4	(54.6)
Net income	1,637.3	1,883.7	(36.8)
Earnings per share-diluted	$2.10	$2.32	$(0.05)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2018	2017	2018
Revenues	$15,862.2	$17,480.2	$289.1
Company-operated margins	1,332.2	1,846.3	21.6
Franchised margins	6,757.1	6,109.0	114.4
Selling, general & administrative expenses	1,590.4	1,613.7	(19.7)
Operating income	6,823.1	7,408.5	120.2
Net income	4,509.0	4,493.6	70.0
Earnings per share-diluted	$5.72	$5.48	$0.09
Foreign currency had a negative impact of $0.05 on diluted earnings per share for the quarter primarily due to the weakening of most major currencies. The nine months reflected a positive foreign currency impact of $0.09, primarily due to the stronger Euro and British Pound.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 13% (11% in constant currencies) to $1,637.3 million, and diluted earnings per share decreased 9% (7% in constant currencies) to $2.10. Foreign currency translation had a negative impact of $0.05 on diluted earnings per share.
For the nine months, net income was flat (decreased 1% in constant currencies) at $4,509 million, and diluted earnings per share increased 4% (3% in constant currencies) to $5.72. Foreign currency translation had a positive impact of $0.09 on diluted earnings per share.
Results for the quarter and nine months 2017 reflected a pre-tax gain of approximately $850 million on the sale of the Company's businesses in China and Hong Kong, partly offset by $111 million of unrelated impairment charges, for a net benefit of $0.56 and $0.52 per share, respectively. Results for the nine months 2018 included pre-tax strategic restructuring charges of $94 million, or $0.09 per share (of which $85 million relates to the restructuring of the U.S. business).
Excluding the above items, net income for the quarter increased 14% (17% in constant currencies) and diluted earnings per share increased 19% (22% in constant currencies), and for the nine months net income increased 13% (11% in constant currencies) and diluted earnings per share increased 17% (15% in constant currencies). Results for the quarter and nine months reflected an increase in sales-driven franchised margin dollars and a lower effective tax rate, partly offset by lower Company-operated margin dollars due to the impact of refranchising.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted-average shares outstanding due to share repurchases. During the quarter, the Company repurchased 5.9 million shares of stock for $944.7 million, bringing total purchases for the nine months to 26.7 million shares or $4.3 billion. In addition, the Company paid a quarterly dividend of $1.01 per share, or $779.8 million, bringing total dividends paid for the nine months to $2.4 billion.

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
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers." This standard changed the way initial fees from franchisees for new restaurant openings and new franchise terms are recognized. Under the new guidance, initial franchise fees are being recognized evenly over the franchise term rather than immediately upon receipt. The Company expects this change to negatively impact 2018 annual franchised revenues by approximately $50 million. Results for the quarter and nine months reflected an impact of approximately $10 million and $25 million, respectively, due to the timing of new restaurant openings and new franchise terms.

REVENUES
Dollars in millions
Quarters Ended September 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$637.3	$798.7	(20)%	(20)%
International Lead Markets	992.3	1,076.3	(8)	(5)
High Growth Markets	737.8	1,054.9	(30)	(26)
Foundational Markets & Corporate	143.6	134.4	7	11
Total	$2,511.0	$3,064.3	(18)%	(16)%
Franchised revenues
U.S.	$1,292.7	$1,224.6	6%	6%
International Lead Markets	948.2	894.2	6	9
High Growth Markets	302.4	267.2	13	15
Foundational Markets & Corporate	315.1	304.3	3	9
Total	$2,858.4	$2,690.3	6%	8%
Total revenues
U.S.	$1,930.0	$2,023.3	(5)%	(5)%
International Lead Markets	1,940.5	1,970.5	(2)	1
High Growth Markets	1,040.2	1,322.1	(21)	(18)
Foundational Markets & Corporate	458.7	438.7	5	10
Total	$5,369.4	$5,754.6	(7)%	(5)%

Nine Months Ended September 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,042.8	$2,483.8	(18)%	(18)%
International Lead Markets	3,022.1	3,038.9	(1)	(5)
High Growth Markets	2,170.7	3,859.5	(44)	(44)
Foundational Markets & Corporate	405.9	663.6	(39)	(40)
Total	$7,641.5	$10,045.8	(24)%	(25)%
Franchised revenues
U.S.	$3,715.6	$3,516.9	6%	6%
International Lead Markets	2,726.8	2,388.3	14	10
High Growth Markets	855.7	679.0	26	20
Foundational Markets & Corporate	922.6	850.2	8	8
Total	$8,220.7	$7,434.4	11%	9%
Total revenues
U.S.	$5,758.4	$6,000.7	(4)%	(4)%
International Lead Markets	5,748.9	5,427.2	6	2
High Growth Markets	3,026.4	4,538.5	(33)	(34)
Foundational Markets & Corporate	1,328.5	1,513.8	(12)	(13)
Total	$15,862.2	$17,480.2	(9)%	(11)%

•	Revenues: Revenues decreased 7% (5% in constant currencies) for the quarter and decreased 9% (11% in constant currencies) for the nine months due to the Company's strategic refranchising initiative.

•	U.S.: Revenues decreased for both periods as the benefit from positive comparable sales was more than offset by the impact of refranchising.

•
International Lead Markets: Revenues decreased for the quarter and increased for the nine months. In constant currencies, revenues increased for both periods as positive comparable sales across all markets were partly offset by the impact of refranchising.

•
High Growth Markets: Revenues decreased for both periods as positive comparable sales across most markets were more than offset by the impact of refranchising the Company's businesses in China and Hong Kong in third quarter 2017.

Comparable Sales and Guest Counts
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2018 and 2017:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S.	2.4%	4.1%	2.6%	3.3%
International Lead Markets	5.4	5.7	6.0	5.0
High Growth Markets	4.6	6.2	3.9	5.7
Foundational Markets & Corporate	6.0	8.0	7.1	9.3
Total	4.2%	5.6%	4.5%	5.2%
On a consolidated basis, comparable guest counts (the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed) increased 0.1% and 2.1% for the nine months ended 2018 and 2017, respectively.
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2018:

SYSTEMWIDE SALES*
	Quarter Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	2%	2%	2%	2%
International Lead Markets	3	6	11	7
High Growth Markets	6	8	11	8
Foundational Markets & Corporate	2	9	9	10
Total	3%	5%	7%	6%

*
Unlike comparable sales, the Company has not excluded hyper-inflationary market results (currently only Venezuela) from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$9,240.5	$8,869.2	4%	4%
International Lead Markets	5,473.3	5,175.7	6	9
High Growth Markets*	2,584.4	2,083.6	24	26
Foundational Markets & Corporate	4,957.3	4,876.1	2	9
Total	$22,255.5	$21,004.6	6%	8%

Ownership type
Conventional franchised	$16,366.0	$15,611.2	5%	6%
Developmental licensed	3,463.5	3,436.5	1	10
Foreign affiliated*	2,426.0	1,956.9	24	25
Total	$22,255.5	$21,004.6	6%	8%

Nine Months Ended September 30,	2018	2017	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$26,699.8	$25,574.8	4%	4%
International Lead Markets	15,720.7	13,787.1	14	10
High Growth Markets*	7,379.1	4,709.3	57	50
Foundational Markets & Corporate	14,674.9	13,227.8	11	13
Total	$64,474.5	$57,299.0	13%	11%

Ownership type
Conventional franchised	$47,222.8	$43,856.6	8%	6%
Developmental licensed	10,149.0	9,111.2	11	15
Foreign affiliated*	7,102.7	4,331.2	64	60
Total	$64,474.5	$57,299.0	13%	11%

*	Reflects the impact of refranchising the Company's businesses in China and Hong Kong in the third quarter of 2017.

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2018	2017	2018	2017
Franchised
U.S.	81.5%	82.9%	$1,052.9	$1,014.9	4%	4%
International Lead Markets	82.0	81.6	777.8	729.5	7	10
High Growth Markets	77.3	76.0	233.9	203.1	15	17
Foundational Markets & Corporate	93.5	93.8	294.4	285.5	3	9
Total	82.5%	83.0%	$2,359.0	$2,233.0	6%	8%
Company-operated
U.S.	12.8%	15.5%	$81.3	$124.2	(35)%	(35)%
International Lead Markets	22.5	21.9	223.2	235.5	(5)	(3)
High Growth Markets	17.1	18.5	126.3	195.5	(35)	(31)
Foundational Markets & Corporate	22.5	21.8	32.3	29.3	10	15
Total	18.4%	19.1%	$463.1	$584.5	(21)%	(18)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2018	2017	2018	2017
Franchised
U.S.	81.6%	82.4%	$3,033.0	$2,898.9	5%	5%
International Lead Markets	81.1	80.7	2,211.4	1,927.5	15	10
High Growth Markets	76.1	72.8	651.4	494.4	32	26
Foundational Markets & Corporate	93.4	92.7	861.3	788.2	9	10
Total	82.2%	82.2%	$6,757.1	$6,109.0	11%	9%
Company-operated
U.S.	14.9%	15.8%	$304.6	$392.3	(22)%	(22)%
International Lead Markets	21.3	21.2	643.6	643.2	0	(4)
High Growth Markets	13.9	17.9	302.6	689.6	(56)	(55)
Foundational Markets & Corporate	20.1	18.3	81.4	121.2	(33)	(34)
Total	17.4%	18.4%	$1,332.2	$1,846.3	(28)%	(29)%

•
Franchised: Franchised margin dollars increased $126.0 million or 6% (8% in constant currencies) for the quarter and increased $648.1 million or 11% (9% in constant currencies) for the nine months. Both periods benefited from expansion and the impact of refranchising, as well as positive comparable sales performance across all segments.

•
U.S.: The decrease in the franchised margin percent for the quarter and nine months was primarily due to higher depreciation costs related to investments in EOTF, partly offset by the benefit from positive comparable sales.

•	International Lead Markets: The increase in the franchised margin percent for the quarter and nine months primarily reflected the benefit from strong comparable sales performance.

•
High Growth Markets: The increase in the franchised margin percent for the quarter and nine months was primarily due to the impact of refranchising, largely related to the 2017 sale of the Company's businesses in China and Hong Kong, and positive comparable sales performance.

•
Company-operated: Company-operated margin dollars decreased $121.4 million or 21% (18% in constant currencies) for the quarter and decreased $514.1 million or 28% (29% in constant currencies) for the nine months, reflecting the impact of refranchising.

•
U.S.: The decrease in the Company-operated margin percent for the quarter and nine months reflected the impact of accelerated deployment of EOTF (including the related decrease in labor productivity and higher depreciation expense), and higher labor and commodity costs, which more than offset the benefit from positive comparable sales and refranchising.

•
International Lead Markets: The Company-operated margin percent increased for the quarter and nine months, reflecting strong comparable sales partly offset by higher labor, commodity and occupancy costs.

•
High Growth Markets: The decrease in the Company-operated margin percent for the quarter and nine months was primarily due to the impact of refranchising related to the 2017 sale of the Company's businesses in China and Hong Kong.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Food & paper	31.2%	31.4%	31.4%	31.7%
Payroll & employee benefits	28.8	27.6	29.4	27.5
Occupancy & other operating expenses	21.6	21.9	21.8	22.4
Total expenses	81.6%	80.9%	82.6%	81.6%
Company-operated margins	18.4%	19.1%	17.4%	18.4%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $51.8 million or 9% (8% in constant currencies) for the quarter and decreased $23.3 million or 1% (3% in constant currencies) for the nine months. Both periods reflected lower employee-related costs, partly offset by investment in restaurant technology. The nine months also reflected costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.

•	For the nine months, selling, general and administrative expenses as a percent of Systemwide sales decreased to 2.2% for 2018 compared with 2.4% for 2017.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gains on sales of restaurant businesses	$(68.0)	$(63.1)	$(256.7)	$(230.9)
Equity in (earnings) losses of unconsolidated affiliates	(38.6)	(30.9)	(116.2)	(101.1)
Asset dispositions and other (income) expense, net	(4.7)	(29.0)	(45.1)	(47.1)
Impairment and other charges (gains), net	0.5	(705.9)	93.8	(687.8)
Total	$(110.8)	$(828.9)	$(324.2)	$(1,066.9)

•	Gains on sales of restaurant businesses increased primarily due to activity within the U.K. for the quarter and within the U.S. for the nine months.

•
Equity in earnings of unconsolidated affiliates for the quarter and nine months reflected improved performance in Japan, partly offset by a higher effective tax rate in Japan in 2018 compared to 2017. Results in 2018 also reflected the retained 20% ownership in the entity that operates the Company's businesses in China and Hong Kong subsequent to the refranchising transaction that occurred in third quarter 2017.

•	Asset dispositions and other income, net for the quarter primarily reflected the comparison to a prior year gain on the strategic sale of property in Australia.

•
Impairment and other charges (gains), net for the quarter and nine months 2017 reflected a gain on the Company's sale of its businesses in China and Hong Kong of approximately $850 million, partly offset by $111 million of unrelated impairment charges. The nine months 2018 included the strategic restructuring charge in the U.S. of $85 million.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2018	2017	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$1,061.8	$1,034.6	3%	3%
International Lead Markets	913.9	913.6	0	3
High Growth Markets	330.1	1,073.8	(69)	(68)
Foundational Markets & Corporate	111.9	57.4	95	n/m
Total	$2,417.7	$3,079.4	(21)%	(20)%

Nine Months Ended September 30,	2018	2017	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$3,059.0	$3,055.4	0%	0%
International Lead Markets	2,613.5	2,356.2	11	7
High Growth Markets	847.1	1,724.0	(51)	(52)
Foundational Markets & Corporate	303.5	272.9	11	12
Total	$6,823.1	$7,408.5	(8)%	(10)%
n/m Not meaningful

•
Operating Income: Operating income decreased $661.7 million or 21% (20% in constant currencies) for the quarter and decreased $585.4 million or 8% (10% in constant currencies) for the nine months. Both the quarter and nine months 2017 reflected a gain of approximately $850 million on the sale of the Company's businesses in China and Hong Kong, partly offset by $111 million of unrelated impairment charges. Results for the nine months 2018 included strategic restructuring charges of $94 million (of which $85 million relates to the restructuring of the U.S. business). Excluding these current year and prior year items, operating income increased $44.2 million or 2% (4% in constant currencies) for the quarter and $196.2 million or 3% (1% in constant currencies) for the nine months.

•
U.S.: Results for both periods reflected higher franchised margin dollars and lower G&A costs, partly offset by lower Company-operated margin dollars. Results for the nine months also reflected higher gains on sales of restaurant businesses and the $85 million strategic restructuring charge. Excluding this charge, operating income for the nine months increased 3%.

•
International Lead Markets: The constant currency operating income increase for the quarter and nine months was primarily due to sales-driven improvements in franchised margin dollars across all markets, partly offset by the comparison to a prior year gain on the strategic sale of property in Australia.

•
High Growth Markets: Excluding the 2017 gain on the sale of the Company's businesses in China and Hong Kong, as well as unrelated impairment charges, operating income decreased 5% (1% in constant currencies) for the quarter and 15% (17% in constant currencies) for the nine months due to the impact of refranchising.

•	Foundational Markets & Corporate: The constant currency operating income increase for the quarter and nine months reflected higher sales-driven improvements in franchised margin dollars.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 43.0% and 42.4% for the nine months ended 2018 and 2017, respectively. Excluding the previously described 2018 strategic restructuring charges and the 2017 gain and unrelated restructuring and impairment charges, operating margin was 43.6% and 38.4% for the nine months ended 2018 and 2017, respectively.

Interest Expense

•
Interest expense increased 6% (6% in constant currencies) for the quarter and increased 6% (5% in constant currencies) for the nine months, primarily reflecting higher average debt balances, partly offset by lower average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$1.2	$(6.5)	$(4.4)	$(6.4)
Foreign currency and hedging activity	(2.9)	15.4	16.3	11.1
Other (income) expense, net	10.6	14.3	19.4	29.2
Total	$8.9	$23.2	$31.3	$33.9

Income Taxes

•	The effective income tax rate was 24.2% and 33.2% for the quarters ended 2018 and 2017, respectively, and 25.7% and 32.8% for the nine months ended 2018 and 2017, respectively.

•
The decrease in the tax rate for the quarter and nine months primarily reflected the lower enacted U.S. corporate tax rate. The tax rate for both periods also reflected a tax cost related to adjustments to the provisional amounts recorded in December 2017 under the Tax Act of $47 million for the quarter and $99 million for the nine months, as well as tax benefits resulting from continued refinement of estimates related to certain aspects of the Tax Act.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $5.5 billion and exceeded capital expenditures by $3.6 billion for the nine months 2018. Cash provided by operations increased $1.0 billion compared with the nine months 2017, primarily due to lower tax payments and other working capital changes.
Cash used for investing activities totaled $1.6 billion for the nine months 2018, an increase of $2.7 billion compared with the nine months 2017. The increase was primarily due to lower proceeds from the sale of restaurant businesses in 2018, as well as higher capital expenditures. The lower proceeds from the sale of restaurant businesses was primarily due to the Company's 2017 sale of its businesses in China and Hong Kong, as well as the 2017 sale of its businesses in Denmark, Finland, Norway and Sweden (referred to as the "Nordics") and Taiwan to developmental licensees.
Cash used for financing activities totaled $3.6 billion for the nine months 2018, a decrease of $925.3 million compared with the nine months 2017, as higher net debt issuances were partly offset by higher treasury stock purchases.
Debt obligations at September 30, 2018 totaled $31.9 billion compared with $29.5 billion at December 31, 2017. The increase was primarily due to net debt issuances, partly offset by the impact of foreign currency translation.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 8 of this Form 10-Q.
Other Matters
In December 2015, the European Commission opened a formal investigation against the Luxembourg government to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries comply with European Union rules on state aid. In September 2018, the European Commission concluded that Luxembourg’s tax treatment of these McDonald’s subsidiaries did not constitute state aid under the European Union rules. This decision resulted in no impact to the Company’s financial statements as of September 30, 2018.

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
To drive future results, our business strategies must be effective in delivering increased guest counts to drive operating income growth. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our new organizational structure to build on our progress and execute against our initiatives at an accelerated pace;

•	Strengthen customer appeal and augment our digital initiatives, including mobile ordering and delivery, along with Experience of the Future (“EOTF”), particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants; and

•	Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations.
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
Our previously announced refranchising and cost saving initiatives remain ongoing. With a more heavily franchised structure, the existing risks we face in our business may be intensified. Our efforts to reduce costs and capital expenditures depend, in part, upon our refranchising efforts, which, in turn, depend upon our selection and integration of capable third parties. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies through the consolidation of global, back-office functions and to direct resources to most effectively support McDonald's restaurants, particularly in the U.S. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results and results of operations could be adversely affected.
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
As the Company's business model has evolved to a more heavily franchised structure, our success increasingly relies on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising efforts increase that dependence and the potential effect of those factors.
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
Challenges with respect to labor availability could impact our business and results of operations.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or changes in trade-related tariffs or controls, sanctions and counter sanctions, government-mandated closure of our, our franchisees' or our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, or the impact of these other measures, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, including its recent formal commencement of exit proceedings, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2018	2,681,648	$157.88	2,681,648	$8,502,410,182
August 1-31, 2018	1,674,088	159.06	1,674,088	8,236,125,923
September 1-30, 2018	1,578,929	161.51	1,578,929	7,981,117,950
Total	5,934,665	$159.18	5,934,665

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

(i) First Amendment to the McDonald's Deferred Compensation Plan, effective as of May 1, 2018, filed herewith.**

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
Fifth Amendment to the McDonald's Corporation Severance Plan, effective as of June 5, 2018, incorporated herein by reference from Exhibit 10(j)(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2018. **

(k)
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
Termination Agreement and General Release between Gloria Santona and the Company, dated March 3, 2017, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2018. **

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	November 1, 2018	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer