Form 10-K
period 2018-12-31
MCDONALDS CORP
filed 2019-02-22
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number 1-5231

McDONALD’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2361282 (I.R.S. Employer Identification No.)

110 North Carpenter Street Chicago, Illinois (Address of principal executive offices)	60607 (Zip code)

Registrant’s telephone number, including area code: (630) 623-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018 was $121,530,450,454.
The number of shares outstanding of the registrant’s common stock as of January 31, 2019 was 765,317,332.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2019 definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

McDONALD’S CORPORATION

All trademarks used herein are the property of their respective owners.

PART I

ITEM 1. Business

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the “Company.”
a. General
For the year ended December 31, 2018, there were no material changes to the Company's corporate structure or in its method of conducting business. The business was structured with segments that combine markets with similar characteristics and opportunities for growth. Significant reportable segments included the United States ("U.S."), International Lead Markets and High Growth Markets. In addition, throughout this report we present the Foundational Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
As detailed in the Company's Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on September 24, 2018, the Company announced changes to its global operating structure, effective January 1, 2019. Refer to the Segment and Geographic Information section included in Part II, Item 8, page 49 of this Form 10-K for additional information.
b. Narrative description of business

▪	General
The Company operates and franchises McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in more than 100 countries. McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with the entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. We continually review our mix of Company-owned and franchised restaurants to help optimize overall performance, with a goal to be approximately 95% franchised over the long term. The business relationship between McDonald’s and its independent franchisees is supported by adhering to standards and policies and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
The Company is primarily a franchisor, with approximately 93% of McDonald's restaurants currently owned and operated by independent franchisees. Franchising enables an individual to be his or her own employer and maintain control over all employment related matters, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources.
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.
Conventional Franchise
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
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company frequently co-invests with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees are designed to cater to consumer preferences, improve local business performance, and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
The Company’s typical franchise term is 20 years. The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. This structure enables McDonald’s to generate significant levels of cash flow.
Developmental License or Affiliate
Under a developmental license or affiliate arrangement, licensees are responsible for operating and managing the business, providing capital (including the real estate interest) and developing and opening new restaurants. The Company generally does not invest any capital under a developmental license or affiliate arrangement, and it receives a royalty based upon a percent of sales and generally will receive initial fees upon the opening of a new restaurant or grant of a new term. While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets where the Company also has an equity investment and records its share of net results in Equity in earnings of unconsolidated affiliates.

▪	Supply chain, food safety, and quality assurance
The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards. The Company has quality centers around the world designed to promote consistency of its high standards. The quality assurance process not only involves ongoing product reviews, but also

McDonald's Corporation 2018 Annual Report 1

on-site supplier visits. A Food Safety Advisory Council, composed of the Company’s internal food safety experts, as well as suppliers and outside academia, provides strategic global leadership for all aspects of food safety. We have ongoing programs to educate employees about food safety practices, and our suppliers and restaurant operators participate in food safety trainings where we share best practices on food safety and quality. In addition, the Company works closely with suppliers to encourage innovation and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.
Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of food for customers.

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
Information about the Company’s working capital practices is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2018, 2017 and 2016 in Part II, Item 7, pages 15 through 31, and the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016 in Part II, Item 8, page 35 of this Form 10-K.

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
Based on data from Euromonitor International, the global IEO segment was composed of approximately 9 million outlets and generated $1.3 trillion in annual sales in 2017, the most recent year for which data is available. McDonald’s Systemwide 2017 restaurant business accounted for 0.4% of those outlets and 7.1% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all other full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 19 million outlets and generated $2.5 trillion in annual sales in 2017. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.7% of the sales.

McDonald's Corporation 2018 Annual Report 2

▪	Environmental matters
The Company continuously endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.
Increased focus by certain governmental authorities on environmental matters may lead to new governmental initiatives. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs for the Company. Also, there is a possibility that governmental initiatives, or actual or perceived effects of changes in weather patterns, climate, or water resources, could have a direct impact on the operations of the Company, its franchisees and suppliers (collectively referred to as the "System") in ways which we cannot predict at this time.
The Company monitors developments related to environmental matters and plans to respond to governmental initiatives in a timely and appropriate manner. In addition, the Company launched its Scale for Good framework in 2018, which includes the environmental-related pillars of climate action, packaging and recycling, and sustainable sourcing. These include goals and initiatives to reduce System greenhouse gas emissions, responsibly source ingredients and packaging, and increase the availability of recycling in restaurants to reduce waste.

▪	Number of employees
The Company’s number of employees worldwide, including its corporate office employees and Company-owned and operated restaurant employees, was approximately 210,000 as of year-end 2018.
c. Available information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act"). The Company therefore files periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the SEC's website at www.sec.gov.
Financial and other information can also be accessed on the investor section of the Company’s website at www.investor.mcdonalds.com. The Company uses this website as a primary channel for disclosing key information to its investors, some of which may contain material and previously non-public information. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (800) 228-9623.
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each of the Committees of the Board of Directors, including the Audit and Finance Committee, Compensation Committee, Governance Committee, Public Policy and Strategy Committee and Sustainability and Corporate Responsibility Committee; the Code of Conduct for the Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623.
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
If we do not successfully evolve and execute against our business strategies, including under the Velocity Growth Plan, we may not be able to increase operating income.
To drive operating income growth, our business strategies must be effective in maintaining and strengthening customer appeal, delivering sustainable guest count growth and driving a higher average check. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our new organizational structure to build on our progress and execute against our business strategies;

•	Augment our digital and delivery initiatives, including mobile ordering, along with Experience of the Future (“EOTF”), particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

McDonald's Corporation 2018 Annual Report 3

•
Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations and create efficiencies through innovative use of technology; and

•	Accelerate our existing strategies through growth opportunities, investments and partnerships.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in EOTF, which focus on restaurant modernization and technology, as well as digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to refine our delivery initiatives and partnerships, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
If we do not anticipate and address evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to retain, regain and convert customers. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics, and trends in food sourcing, food preparation, food offerings and consumer preferences in the “informal eating out” (“IEO”) segment. If we are not able to quickly and effectively respond to these changes, or our competitors respond more effectively, our financial results could be adversely impacted.
Our ability to retain, regain and convert customers also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies, and the value proposition they represent, are expected to continue to be important components of our business strategy; however, they may not be successful in retaining, regaining and converting customers, or may not be as successful as the efforts of our competitors, and could negatively impact sales, guest counts and market share.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in retaining, regaining and converting customers. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels allows us to reach our customers effectively. If the advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, our business practices and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our operations, our suppliers or our franchisees. If we are unsuccessful in addressing adverse commentary, whether or not accurate, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require Systemwide coordination and alignment. If we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents or practices whether actual or perceived, that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, develop new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions or disruptive actions from others which we do not foresee. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics, which could have the overall effect of harming our business.

McDonald's Corporation 2018 Annual Report 4

Unfavorable general economic conditions could adversely affect our business and financial results.
Our results of operations are substantially affected by economic conditions, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions in our markets could pressure our operating performance, and our business and financial results may suffer.
Our results of operations are also affected by fluctuations in currency exchange rates and unfavorable currency fluctuations could adversely affect reported earnings.
Supply chain interruptions may increase costs or reduce revenues.
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including shortages and transportation issues, and price increases can adversely affect us as well as our suppliers and franchisees whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, franchisees or us. If we experience interruptions in our System’s supply chain, our costs could increase and it could limit the availability of products critical to our System’s operations.
Food safety concerns may have an adverse effect on our business.
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to offer safe food products to our customers, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and, in addition, could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.
Our franchise business model presents a number of risks.
As the Company's business model has evolved to a more heavily franchised structure, our success relies to large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us.
Our success also relies on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by the creditworthiness of our franchisees or the Company or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex. The benefits of our more heavily franchised structure depends on various factors including whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards, whether we are able to successfully integrate them into our structure and whether their performance and the resulting ownership mix supports our brand and financial objectives.
Challenges with respect to talent management could harm our business.
Effective succession planning is important to our long-term success. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and facilitate smooth management and personnel transitions could disrupt our business and adversely affect our results.

McDonald's Corporation 2018 Annual Report 5

Challenges with respect to labor availability and cost could impact our business and results of operations.
Our success depends in part on our System’s ability to proactively recruit, motivate and retain a qualified workforce to work in our restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants could have a negative impact on our Company-operated margins. Similar concerns apply to our franchisees.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers (or perceptions thereof) could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.
Information technology system failures or interruptions, or breaches of network security, may impact our operations.
We are increasingly reliant on technological systems, such as point-of-sale and other systems or platforms, technologies supporting McDonald’s digital and delivery solutions, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, customers, employees or independent third parties to conduct our business, including technology-enabled systems provided to us by third parties. Any failure of these systems could significantly impact our operations and customer experience and perceptions.
Despite the implementation of security measures, those technology systems and solutions could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Our increasing reliance on third party systems also present the risks faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to recover in a timely manner, we could experience an interruption in our operations.
Furthermore, security breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third party providers. These may include such things as unauthorized access, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees and other third parties, as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. Further, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. Failure to meet GDPR requirements could result in substantial penalties and materially adversely impact our financial results. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
The global scope of our business subjects us to risks that could negatively affect our business.
We encounter differing cultural, regulatory and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System's success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald's customers and could drive unanticipated changes in customer perceptions and guest counts.
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or changes in trade-related tariffs or controls, sanctions and counter sanctions, government-mandated closure of our franchisees’ or our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, or the impact of these other measures, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.'s decision to leave the European Union through a negotiated exit over a period of time, including its formal commencement of exit proceedings, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

McDonald's Corporation 2018 Annual Report 6

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations. We are also impacted by settlements of pending or any future adjustments proposed by taxing and governmental authorities inside and outside of the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.
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
Increasing legal complexity will continue to affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, employment and personal injury claims, landlord/tenant disputes, disputes with current or former suppliers, claims by current or former franchisees and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights or patents). Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management's attention away from operations which could have a material adverse effect on our business and financial condition.
Inconsistent standards imposed by governmental authorities can adversely affect our business and increase our exposure to regulatory proceedings or litigation.
Litigation and regulatory action concerning our relationship with franchisees and the legal distinction between our franchisees and us for employment law purposes, if determined adversely, could increase costs, negatively impact our business operations and the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions.
We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees or other third parties.
Our results could also be affected by the following:

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

McDonald's Corporation 2018 Annual Report 7

A judgment significantly in excess of any applicable insurance coverage or third party indemnity could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from claims may hurt our business.
We may not be able to adequately protect our intellectual property or adequately confirm we are not infringing the intellectual property of others, which could harm the value of the McDonald’s brand and our business.
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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. The steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately confirm that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
We cannot guarantee that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.
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

McDonald's Corporation 2018 Annual Report 8

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the System. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns the land and building or secures long-term leases for conventional franchised and Company-operated restaurant sites, which facilitates long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network.
In addition, the Company owns and leases real estate in connection with its corporate headquarters and field offices.
Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, pages 15 through 31 and in Financial statements and supplementary data in Part II, Item 8, pages 31 through 52 of this Form 10-K.

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
A substantial number of McDonald’s restaurants are franchised to independent owner/operators under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, menu pricing, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or renewals of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.

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
Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public. In so doing, disputes arise as to products, service, incidents, pricing, advertising, nutritional and other disclosures, as well as other matters common to an extensive restaurant business such as that of the Company.

▪	Intellectual Property
The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third party intellectual property.

▪	Government Regulations
Local and national governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation. The Company is occasionally

McDonald's Corporation 2018 Annual Report 9

involved in litigation or other proceedings regarding these matters. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from these matters or the issuance of additional requirements in the future.

ITEM 4. Mine Safety Disclosures

Not applicable.

McDonald's Corporation 2018 Annual Report 10

Executive Officers of the Registrant
The following are the Executive Officers of our Company (as of the date of this filing):
Ian Borden, 50, is President - International Developmental Licensed Markets, a position he has held since January 1, 2019. Prior to that, Mr. Borden served as President - Foundational Markets, from July 2015 through December 2018. From January 2014 through June 2015, Mr. Borden served as Vice President and Chief Financial Officer - McDonald’s Asia/Pacific, Middle East and Africa. Prior to that time, Mr. Borden served as Regional Vice President of Europe’s East Division from April 2011 to December 2013 and as Managing Director - McDonald’s Ukraine from December 2007 to December 2013. He has served the Company for 24 years.
Francesca A. DeBiase, 53, is Corporate Executive Vice President - Worldwide Supply Chain Sustainability, a position she has held since April 1, 2018. Prior to that, Ms. DeBiase served as Corporate Senior Vice President - Worldwide Supply Chain and Sustainability, from March 2015 through March 2018. From August 2007 through February 2015, Ms. DeBiase served as Corporate Vice President - Worldwide Strategic Sourcing. Prior to that, Ms. DeBiase served as Europe Vice President - Supply Chain, from January 2006 through July 2007. Ms. DeBiase has served the Company for 27 years.
Stephen Easterbrook, 51, is President and Chief Executive Officer, a position he has held since March 2015. Mr. Easterbrook was also elected a Director of the Company effective March 2015. From May 2014 through February 2015, Mr. Easterbrook served as Corporate Senior Executive Vice President and Global Chief Brand Officer. From June 2013 through April 2014, Mr. Easterbrook served as Corporate Executive Vice President and Global Chief Brand Officer. From September 2012 through May 2013, Mr. Easterbrook served as the Chief Executive Officer of Wagamama Limited, a pan-Asian restaurant chain, and from September 2011 to September 2012, he served as the Chief Executive Officer of PizzaExpress Limited, an Italian restaurant brand. From December 2010 to September 2011, he held the position of President, McDonald’s Europe. Prior to that, Mr. Easterbrook served in a number of roles with the Company. Mr. Easterbrook has served the Company for 25 years.
Joseph Erlinger, 45, is President - International Operated Markets, a position he has held since January 1, 2019. Prior to that, Mr. Erlinger served as President - High Growth Markets, from September 2016 through December 2018.   From March 2015 to January 2017, Mr. Erlinger served as Vice President and Chief Financial Officer - High Growth Markets (serving in dual roles from September 2016 through January 2017), as Managing Director of McDonald’s Korea from April 2013 to January 2016 (serving in dual roles from March 2015 through January 2016), and US Vice President - GM for the Indianapolis region from December 2010 to March 2013.  He has served the Company for 17 years.
David Fairhurst, 50, is Corporate Executive Vice President & Chief People Officer, a position he has held since October 2015. Mr. Fairhurst served as Corporate Senior Vice President, International Human Resources and Strategy from April 2015 to September 2015. Prior to that time, he served as Europe Vice President - Chief People Officer from January 2011 to March 2015. Mr. Fairhurst has served the Company for 13 years.
Robert Gibbs, 47, is Corporate Executive Vice President and Global Chief Communications Officer, a position he has held since June 2015. Mr. Gibbs joined the Company from The Incite Agency, a strategic communications advisory firm that he co-founded in 2013. Prior to that, Mr. Gibbs held several senior advisory roles in the White House, serving as the White House Press Secretary beginning in 2009, then as Senior Advisor in the 2012 re-election campaign. Mr. Gibbs has been with the Company for 4 years.
Daniel Henry, 48, is Corporate Executive Vice President - Chief Information Officer, a position he has held since May 1, 2018. From October 2017 through April 2018, Mr. Henry served as Corporate Vice President - Chief Information Officer. Prior to that, Mr. Henry served as Vice President of Customer Technology and Enterprise Architecture at American Airlines from April 2012 to October 2017.
Catherine Hoovel, 47, is Corporate Vice President - Chief Accounting Officer, a position she has held since October 2016.  Ms. Hoovel served as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Prior to that time, Ms. Hoovel served as a Senior Director of Finance from February 2012 to April 2014 and was a Divisional Director from August 2010 to February 2012. Ms. Hoovel has served the Company for 23 years.
Christopher Kempczinski, 50, is President, McDonald’s USA, a position he has held since January 2017. Prior to that, Mr. Kempczinski served as Corporate Executive Vice President - Strategy, Business Development and Innovation, from October 2015 through December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, a manufacturer and marketer of food and beverage products, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Prior to that, Mr. Kempczinski served as President of Kraft Canada from July 2012 through December 2014 and as Senior Vice President - U.S. Grocery from December 2008 to July 2012. Mr. Kempczinski has been with the Company for 3 years.
Jerome Krulewitch, 54, is Corporate Executive Vice President, General Counsel and Secretary, a position he has held since March 2017. From May 2011 until March 2017, Mr. Krulewitch served as Corporate Senior Vice President - Chief Counsel, Global Operations.  Prior to that, Mr. Krulewitch was Corporate Senior Vice President - General Counsel, The Americas from September 2010 to April 2011.  Mr. Krulewitch has served the Company for 17 years.
Silvia Lagnado, 55, is Corporate Executive Vice President, Global Chief Marketing Officer, a position she has held since August 2015. Ms. Lagnado served as Chief Marketing Officer of Bacardi Limited, a spirits company, from September 2010 to October 2012. Prior to that, Ms. Lagnado served more than 20 years in positions of increased responsibility at Unilever. Ms. Lagnado has been with the Company for 3 years.
Kevin Ozan, 55, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 21 years.

McDonald's Corporation 2018 Annual Report 11

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2019 was estimated to be 2,150,000.
Given the Company’s returns on incremental invested capital and significant cash provided by operations, management believes it is prudent to reinvest in the business in markets with acceptable returns and/or opportunity for long-term growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 43 consecutive years through 2018 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2018*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2018	1,696,789	168.75	1,696,789	$7,694,783,993
November 1-30, 2018	1,483,658	182.15	1,483,658	7,424,533,360
December 1-31, 2018	2,297,726	178.44	2,297,726	7,014,533,413
Total	5,478,173	176.44	5,478,173

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

McDonald's Corporation 2018 Annual Report 12

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2018. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2013. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
McDonald's Corporation	$100	$100	$130	$138	$201	$212
S&P 500 Index	100	114	115	129	157	150
Dow Jones Industrials	100	110	110	128	165	159
Source: S&P Capital IQ

McDonald's Corporation 2018 Annual Report 13

ITEM 6. Selected Financial Data

6-Year Summary	Years ended December 31,

In millions, except per share and unit amounts	2018	2017	2016	2015	2014	2013
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$10,013	$12,719	$15,295	$16,488	$18,169	$18,875
Revenues from franchised restaurants	11,012	10,101	9,327	8,925	9,272	9,231
Total revenues	21,025	22,820	24,622	25,413	27,441	28,106
Operating income	8,823	9,553	7,745	7,146	7,949	8,764
Net income	5,924	5,192	4,687	4,529	4,758	5,586
Consolidated Statement of Cash Flows Data
Cash provided by operations	$6,967	$5,551	$6,060	$6,539	$6,730	$7,121
Cash used for (provided by) investing activities	2,455	(562)	982	1,420	2,305	2,674
Capital expenditures	2,742	1,854	1,821	1,814	2,583	2,825
Cash used for (provided by) financing activities	5,950	5,311	11,262	(735)	4,618	4,043
Treasury stock purchases(1)	5,247	4,651	11,142	6,182	3,175	1,810
Common stock dividends	3,256	3,089	3,058	3,230	3,216	3,115
Financial Position
Total assets	$32,811	$33,804	$31,024	$37,939	$34,227	$36,626
Total debt	31,075	29,536	25,956	24,122	14,936	14,130
Total shareholders’ equity (deficit)	(6,258)	(3,268)	(2,204)	7,088	12,853	16,010
Shares outstanding	767	794	819	907	963	990
Per Common Share Data
Earnings-diluted	$7.54	$6.37	$5.44	$4.80	$4.82	$5.55
Dividends declared	4.19	3.83	3.61	3.44	3.28	3.12
Market price at year end	177.57	172.12	121.72	118.44	93.70	97.03
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	2,770	3,133	5,669	6,444	6,714	6,738
Franchised restaurants	35,085	34,108	31,230	30,081	29,544	28,691
Total Systemwide restaurants	37,855	37,241	36,899	36,525	36,258	35,429
Franchised sales(2)	$86,134	$78,191	$69,707	$66,226	$69,617	$70,251

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

(2)
While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent approximately 93% of McDonald's restaurants worldwide at December 31, 2018.

McDonald's Corporation 2018 Annual Report 14

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
DESCRIPTION OF THE BUSINESS
The Company operates and franchises McDonald’s restaurants. Of the 37,855 restaurants in 120 countries at year-end 2018, 35,085 were franchised.
Under McDonald’s conventional franchise arrangement, the Company generally owns the land and building or secures a long-term lease for the restaurant location and the franchisee pays for equipment, signs, seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables us to achieve restaurant performance levels that are among the highest in the industry.
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company frequently co-invests with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees are designed to cater to consumer preferences, improve local business performance, and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
Under McDonald's developmental license or affiliate arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company generally has no capital invested. The Company also has an equity investment in a limited number of foreign affiliates (primarily in China and Japan).
McDonald's is primarily a franchisor and believes franchising is paramount to delivering great-tasting food, locally-relevant customer experiences and driving profitability. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters, marketing and pricing decisions, while also benefiting from the strength of McDonald's global brand, operating system and financial resources.
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants. McDonald's continually reviews its mix of Company-operated and franchised restaurants to help optimize overall performance, with a goal to be approximately 95% franchised over the long term.
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales along with minimum rent payments, and initial fees. Revenues from developmental licensees and affiliate restaurants include a royalty based on a percent of sales, and generally include initial fees upon the opening of a new restaurant or grant of a new license. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms.
Through the end of 2018, the business was structured into the following segments that combined markets with similar characteristics and ownership structure, and reflected how management reviewed and evaluated operating performance:

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
Beginning in 2019, the Company changed its global operating structure as detailed in the Company's Form 8-K filed with the SEC on September 24, 2018. Refer to the Strategic Direction and Financial Performance section on the next page for additional information as well as the Segment and Geographic Information section included in Part II, Item 8, page 49 of this Form 10-K.

MANAGEMENT'S VIEW OF THE BUSINESS
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

McDonald's Corporation 2018 Annual Report 15

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
In 2018, the Company continued to evolve to a more heavily franchised business model, and is currently about 93% franchised, with a long-term goal of approximately 95%. The Company will continue to make progress toward this long-term goal in 2019 primarily by refranchising restaurants to conventional licensees. As a result of the continued evolution of the Company’s business model, in September 2018, the Company announced several organizational changes to its global business structure. These changes are designed to continue the Company's efforts toward efficiently driving growth as a better McDonald’s through the Velocity Growth Plan. Effective January 1, 2019, McDonald’s is operating with the following global business segments:

•	U.S., the Company's largest market.

•
International Operated Markets (IOM), comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K.

•
International Developmental Licensed Markets (IDL), comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities will also be reported within this segment.

Australia, Canada, France, Germany, and the U.K. may be collectively referred to as “the Big Five international markets” in the Company’s disclosures.

CUSTOMER-CENTRIC GROWTH STRATEGY
The Velocity Growth Plan (the "Plan"), the Company’s customer-centric strategy, is rooted in extensive customer research and insights, along with a deep understanding of the key drivers of the business. The Plan is designed to drive sustainable guest count growth, which is a reliable long-term measure of the Company's strength and is vital to growing sales and shareholder value. 2018 was a year of broad-based strength around the world along with significant execution against the Plan in the U.S. While the Company made meaningful progress, our focus in 2019 will be to optimize execution of the Plan to unlock further potential and drive long-term sustainable growth.
The Company continues to target the opportunity at the core of its business - its food, value and customer experience. The strategy is built on the following three pillars, all focusing on building a better McDonald’s:

•	Retaining existing customers - focusing on areas where it already has a strong foothold in the IEO category, including family occasions and food-led breakfast.

•	Regaining customers who visit less often - recommitting to areas of historic strength, namely food taste and quality, convenience and value.

•
Converting casual to committed customers - building stronger relationships with customers so they visit more often, by elevating and leveraging the McCafé coffee brand and enhancing snack and treat offerings.

In each pillar, McDonald’s has established sustainable platforms that enable execution of the Plan with greater speed, efficiency and impact while remaining relentlessly focused on the fundamentals of running great restaurants. Additionally, through three identified growth accelerators - Experience of the Future (“EOTF”), digital and delivery - McDonald’s is enhancing the overall customer experience with hospitable, friendly service and ever-improving convenience for customers on their terms. The Company worked to aggressively deploy each of these accelerators in 2018 and will continue further implementation in 2019 and beyond.

McDonald's Corporation 2018 Annual Report 16

•
Experience of the Future. The Company continues to build upon its investments in EOTF, focusing on restaurant modernization and technology in order to transform the restaurant service experience and enhance the brand in the eyes of our customers. EOTF introduces a new hospitality experience via the restaurant Guest Experience Leaders and table service, both of which have proven to be critical drivers of customer satisfaction. The modernization efforts are designed to provide a better customer experience, leading to increased frequency of customer visits along with higher average check. As of the end of 2018, EOTF is now deployed in about half of the restaurants in our global system, and in 2019, the Company will continue to deploy EOTF in many markets. In 2018, the U.S. converted about 4,500 restaurants to EOTF, exceeding its ambitious target of 4,000 restaurants, resulting in over half of the U.S. restaurants now having EOTF. We expect to convert substantially all of the restaurants in the U.S. to EOTF by the end of 2020.

•
Digital. As the Company continues its ambitious pace of converting restaurants to EOTF, it is placing renewed emphasis on improving its existing service model (i.e., eat in, take out, or drive-thru) and strengthening its relationships with customers through technology. By evolving the technology platform, the Company is redefining how we provide convenience to customers by expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks, and technologies that enable conveniences such as table service and curb-side pick-up. In 2018, the Company made further progress in rolling out digital platforms to improve convenience for our customers and provide a simpler and more personalized experience. This included having kiosks deployed in nearly 17,000 restaurants, digital menu boards in more than 21,000 restaurants, and availability of Mobile Order & Pay in over 22,000 restaurants. The popularity and utilization of self-order kiosks continues to grow over time, and in France, Italy and Spain, well over half of all in-restaurant visits orders are placed through the kiosk. Germany made a strong push to grow digital engagement in 2018 through digital calendar promotions, and saw success, driving sales and guest count growth, as well as increased app downloads. In 2019, the Company will continue to utilize digital initiatives to engage customers, grow awareness and adoption of digital offerings, and support our menu offerings.

•
Delivery.  The Company continues to build momentum with its delivery platform as a way of expanding the convenience for its customers. In 2018, McDonald’s expanded the number of restaurants offering delivery and it is now available in over half of the global system. Customers are responding positively, as demonstrated by high satisfaction ratings, high reorder rates, and average checks that are 1.5-2 times higher than average non-delivery transactions. In addition, many of our larger markets, such as the U.S., France and the U.K., have achieved delivery sales growth in the high double digits in restaurants offering the service for more than 12 months. Further, in several of our top markets, delivery now represents as much as 10% of sales in those restaurants offering delivery. While growing customer awareness remains a priority and focus in 2019, we have been effective in markets like Australia, where awareness has more than doubled through a major campaign that promoted delivery with in-restaurant signs, engaging social media outreach, public relations activity and advertising.

The Velocity Growth Plan is a global strategy that is tailored at a market level to allow for the best customer experience and most convenience for our valued customers. While the Plan provides a consistent framework on how to retain, regain, and convert customers, the execution varies across the globe. Markets continue to make progress on the three pillars of the Plan and its growth accelerators. The U.S., for example, remains diligently focused on driving guest count growth in 2019 through actions that collectively transform the customer experience. In addition to continuing its aggressive execution of the growth accelerators of EOTF, digital and delivery, the U.S. will also enhance the customer experience through strong restaurant execution, with a focus on the drive thru experience, and reducing complexity in the restaurants. In 2018, several markets, including key markets outside of the U.S., experienced strong business results, driven by the Velocity Growth Plan, and the markets will continue to hone their execution of the Plan in 2019, focusing on value, quality and convenience.
Our Plan also includes the Company further embedding actions in response to certain social and environmental issues into the core of our business, which we refer to as using our Scale for Good. As one of the world’s largest restaurant companies, our Scale for Good highlights our commitment to global priorities that are consistent with our strategic priorities and provides an opportunity to collaborate with our franchisees and suppliers to drive meaningful progress. We recognize that our success in advancing each of the pillars within our strategy will be demonstrated as customers continue to feel good about visiting McDonald’s restaurants and eating our food.
While we're committed to working to address many challenges facing society today, we are elevating a few global priorities where we believe we can make the greatest difference in driving industry-wide change. Our four global priorities reflect the social and environmental impacts of our food and our business and are: beef sustainability, packaging and recycling, commitment to families and our investment in people. In 2018, the Company demonstrated its dedication to these priorities, pledging commitments related to reducing greenhouse gas emissions and the use of antibiotics, sourcing sustainable packaging, and making a difference for families through our food offerings, reading programs and Ronald McDonald House Charities.
The Company is confident that, with the Velocity Growth Plan in place, the System will work together in 2019 to focus on improving the taste of our delicious food, enhancing convenience, offering compelling value and upholding the trust consumers place in our brand, which we believe will enhance our ability to deliver long-term sustainable growth.

McDonald's Corporation 2018 Annual Report 17

2018 FINANCIAL PERFORMANCE
The Company's 2018 financial performance continued to demonstrate that the Velocity Growth Plan is working. By focusing on the aforementioned three pillars, and the identified growth accelerators, the Company has achieved 14 consecutive quarters of positive global comparable sales. In 2018, global comparable sales increased 4.5% and global comparable guest counts increased 0.2%.

•
Comparable sales in the U.S. increased 2.5% and comparable guest counts decreased 2.2%.  The increase in comparable sales was driven by growth in average check resulting from both product mix shifts and menu price increases.

•	Comparable sales in the International Lead segment increased 5.8% and comparable guest counts increased 2.4%, reflecting positive results across all markets.

•
Comparable sales in the High Growth segment increased 4.1% and comparable guest counts increased 1.8%. This performance reflects positive results across most of the segment, led by strong performance in Italy and the Netherlands.

•	Comparable sales in the Foundational Markets increased 7.1% and comparable guest counts increased 1.5%, reflecting positive sales performance in Japan and across all geographic regions.
In addition to improved comparable sales and consolidated guest count performance, the Company achieved the following financial results in 2018:

•	Due to the impact of the Company's strategic refranchising initiative, consolidated revenues decreased 8% (8% in constant currencies).

•	Systemwide sales increased 6% (6% in constant currencies).

•
Consolidated operating income decreased 8% (8% in constant currencies). 2018 results included non-cash impairment and strategic restructuring charges. 2017 results reflected a gain on the sale of the Company's businesses in China and Hong Kong, partly offset by restructuring and impairment charges. Excluding these items in both years, consolidated operating income increased 2% (2% in constant currencies).

•
Operating margin, defined as operating income as a percent of total revenues, increased from 41.9% in 2017 to 42.0% in 2018. Excluding the items described in the previous bullet point, operating margin increased from 38.8% in 2017 to 43.1% in 2018.

•	Diluted earnings per share of $7.54 increased 18% (18% in constant currencies). Refer to the Net Income and Diluted Earnings Per Share section on page 21 for additional details.

•	Cash provided by operations was $6.97 billion.

•	Capital expenditures of $2.74 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings.

•	Free cash flow was $4.23 billion.

•	Across the System, about 1,100 restaurants (including those in our developmental licensee and affiliated markets) were opened.

•
One-year ROIIC was (80.4%) and three-year ROIIC was 78.0% for the period ended December 31, 2018. Excluding the gain from the sale of businesses in China and Hong Kong, as well as significant investing cash inflows from strategic refranchising initiatives, one year and three year ROIIC were 10.2% and 34.7%, respectively (see reconciliation in Exhibit 12).

•	The Company increased its quarterly cash dividend per share by 15% to $1.16 for the fourth quarter, equivalent to an annual dividend of $4.64 per share.

•
The Company returned $8.5 billion to shareholders through share repurchases and dividends for the year and increased the cash return to shareholder target for the 3-year period ending 2019 to about $25 billion.

OUTLOOK
2019 Outlook
The following information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales, net restaurant unit expansion and the potential impacts of hyper-inflation. The Company expects net restaurant additions to add approximately 1 percentage point to 2019 Systemwide sales growth (in constant currencies).

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the new International Operated Markets segment would change annual diluted earnings per share by about 6 to 7 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2019, costs for the total basket of goods are expected to increase about 1% to 2% in the U.S. and about 2% in the Big Five international markets.

•	The Company expects full year 2019 selling, general and administrative expenses to decrease about 4% in constant currencies.

McDonald's Corporation 2018 Annual Report 18

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2019 to increase about 10% to 12% due primarily to higher average debt balances.

•
A significant part of the Company's operating income is generated outside the U.S., and about 40% of its total debt is denominated in foreign currencies. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro, British Pound, Australian Dollar and Canadian Dollar. Collectively, these currencies represent approximately 80% of the Company's operating income outside the U.S. If all four of these currencies moved by 10% in the same direction, the Company's annual diluted earnings per share would change by about 35 cents.

•
The Company expects the effective income tax rate for the full year 2019 to be in the 24% to 26% range. Some volatility may result in a quarterly tax rate outside of the annual range. Primarily due to tax costs associated with new regulations issued in January 2019, the effective income tax rate for the first quarter of 2019 is expected to be in the 28% to 29% range.

•
The Company expects capital expenditures for 2019 to be approximately $2.3 billion. About $1.5 billion will be dedicated to our U.S. business, nearly two-thirds of which is allocated to approximately 2,000 EOTF projects. Globally, we expect to open roughly 1,200 restaurants. We will spend approximately $600 million in our wholly owned markets to open 300 restaurants and our developmental licensee and affiliated markets will contribute capital toward the remaining 900 restaurant openings in their respective markets. The Company expects about 750 net restaurant additions in 2019.

•	During 2019, the Company expects to return about $9 billion to shareholders, which will complete its cash return to shareholder target of about $25 billion for the 3-year period ending 2019.

Long-Term Outlook

•	Over the long-term, the Company expects to achieve the following average annual (constant currency) financial targets:

◦	Systemwide sales growth of 3% to 5%;

◦	Operating margin in the mid-40% range;

◦	Earnings per share growth in the high-single digits; and

◦	Return on incremental invested capital in the mid-20% range.

McDonald's Corporation 2018 Annual Report 19

Consolidated Operating Results

Operating results
		2018		2017	2016
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$10,013	(21%)	$12,719	(17%)	$15,295
Revenues from franchised restaurants	11,012	9	10,101	8	9,327
Total revenues	21,025	(8)	22,820	(7)	24,622
Operating costs and expenses
Company-operated restaurant expenses	8,266	(21)	10,410	(18)	12,699
Franchised restaurants-occupancy expenses	1,973	10	1,789	4	1,718
Selling, general & administrative expenses	2,200	(1)	2,231	(6)	2,384
Other operating (income) expense, net	(237)	80	(1,163)	n/m	76
Total operating costs and expenses	12,202	(8)	13,267	(21)	16,877
Operating income	8,823	(8)	9,553	23	7,745
Interest expense	981	7	922	4	885
Nonoperating (income) expense, net	26	(56)	58	n/m	(6)
Income before provision for income taxes	7,816	(9)	8,573	25	6,866
Provision for income taxes	1,892	(44)	3,381	55	2,180
Net income	$5,924	14%	$5,192	11%	$4,686
Earnings per common share—diluted	$7.54	18%	$6.37	17%	$5.44
Weighted-average common shares outstanding— diluted	785.6	(4%)	815.5	(5%)	861.2
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
In 2018, results reflected a positive foreign currency impact of $0.04, primarily due to the stronger Euro and British Pound. In 2017, results reflected the stronger Euro, offset by the weaker British Pound. In 2016, results were negatively impacted by the weaker British Pound as well as many other currencies.
Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2018	2017	2016	2018	2017	2016
Revenues	$21,025	$22,820	$24,622	$123	$186	$(692)
Company-operated margins	1,747	2,309	2,596	4	17	(89)
Franchised margins	9,039	8,312	7,609	57	25	(118)
Selling, general & administrative expenses	2,200	2,231	2,384	(13)	(10)	28
Operating income	8,823	9,553	7,745	56	28	(173)
Net income	5,924	5,192	4,686	33	2	(97)
Earnings per common share—diluted	7.54	6.37	5.44	0.04	—	(0.11)

McDonald's Corporation 2018 Annual Report 20

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2018, net income increased 14% (13% in constant currencies) to $5.9 billion and diluted earnings per common share increased 18% (18% in constant currencies) to $7.54. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
In 2017, net income increased 11% (11% in constant currencies) to $5.2 billion and diluted earnings per common share increased 17% (17% in constant currencies) to $6.37. Foreign currency translation had no impact on diluted earnings per share.
Results in 2018 reflected a lower effective tax rate, and stronger operating performance due to an increase in sales-driven franchised margin dollars, partly offset by lower Company-operated margin dollars due to the impact of refranchising. Results in 2017 reflected stronger operating performance, G&A savings, improved performance in Japan, and the benefit of a reversal of a valuation allowance on a deferred tax asset in Japan.

Included in the full year 2018 results were:

◦	approximately $140 million, or $0.17 per share, of non-cash impairment charges;

◦	pre-tax strategic restructuring charges of $94 million, or $0.09 per share (of which $85 million relates to the restructuring of the U.S. business); and

◦	approximately $75 million, or $0.10 per share, of net tax cost associated with 2018 adjustments to the provisional amounts recorded in the prior year under the Tax Cuts and Jobs Act ("Tax Act").

Included in the full year 2017 results were:

◦	approximately $700 million, or $0.82 per share, of net tax cost associated with the Tax Act; and

◦
a pre-tax gain of approximately $850 million on the sale of the Company’s businesses in China and Hong Kong, offset in part by $150 million of restructuring and impairment charges in connection with the Company’s global G&A and refranchising initiatives, for a net benefit of $0.53 per share.

Excluding these 2018 and 2017 items, 2018 net income was $6.2 billion, an increase of 14% (14% in constant currencies), and diluted earnings per share was $7.90, an increase of 19% (18% in constant currencies). Excluding items impacting 2017 and the 2016 strategic charges of $342 million, 2017 net income was $5.4 billion, an increase of 10% (10% in constant currencies), and diluted earnings per share was $6.66, an increase of 16% (16% in constant currencies).
The Company repurchased 32.2 million shares of its stock for $5.2 billion in 2018 and 31.4 million shares of its stock for $4.6 billion in 2017, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

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
The Company has continually reviewed its mix of Company-owned and franchised restaurants to help optimize overall performance, with a goal to be approximately 95% franchised over the long term. Franchised restaurants represent approximately 93% of McDonald's restaurants worldwide at December 31, 2018. Although refranchising allows the Company to generate more stable and predictable revenue and cash flow streams while operating with a less resource-intensive structure, the shift to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percentage of sales.
Effective January 1, 2018, the Company adopted the guidance issued in Accounting Standards Codification 606, "Revenue Recognition - Revenue from Contracts with Customers." This standard changed the way initial fees from franchisees for new restaurant openings and new franchise terms are recognized. Under the new guidance, initial franchise fees are being recognized evenly over the franchise term rather than immediately upon receipt. Revenues for 2018 reflected a negative impact of approximately $42 million as a result of this new guidance.
In 2018, revenues decreased 8% (8% in constant currencies) and in 2017, revenues decreased 7% (8% in constant currencies). For both periods, the decreases in revenues were due to the Company's strategic refranchising initiatives, partly offset by positive comparable sales.

McDonald's Corporation 2018 Annual Report 21

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018	2017	2016	2018	2017	2018	2017
Company-operated sales:
U.S.	$2,665	$3,260	$3,743	(18%)	(13%)	(18%)	(13%)
International Lead Markets	3,962	4,080	4,278	(3)	(5)	(5)	(4)
High Growth Markets	2,848	4,592	5,378	(38)	(15)	(37)	(17)
Foundational Markets & Corporate	538	787	1,896	(32)	(58)	(32)	(59)
Total	$10,013	$12,719	$15,295	(21%)	(17%)	(22%)	(18%)
Franchised revenues:
U.S.	$5,001	$4,746	$4,510	5%	5%	5%	5%
International Lead Markets	3,638	3,260	2,945	12	11	9	10
High Growth Markets	1,141	942	783	21	20	18	18
Foundational Markets & Corporate	1,232	1,154	1,089	7	6	9	7
Total	$11,012	$10,102	$9,327	9%	8%	8%	8%
Total revenues:
U.S.	$7,666	$8,006	$8,253	(4%)	(3%)	(4%)	(3%)
International Lead Markets	7,600	7,340	7,223	4	2	1	1
High Growth Markets	3,989	5,533	6,161	(28)	(10)	(28)	(13)
Foundational Markets & Corporate	1,770	1,941	2,985	(9)	(35)	(8)	(35)
Total	$21,025	$22,820	$24,622	(8%)	(7%)	(8%)	(8%)

•	U.S.: In 2018 and 2017, the decrease in revenues reflected the benefit from positive comparable sales that was more than offset by the impact of refranchising.

•	International Lead Markets: In 2018 and 2017, the increase in revenues was due to positive comparable sales across all markets, partly offset by the impact of refranchising.

•
High Growth Markets: In 2018 and 2017, the decrease in revenues reflected positive comparable sales across most markets that were more than offset by the impact of refranchising the Company's businesses in China and Hong Kong in 2017.

The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2018			2017			2016
	Sales		Guest Counts	Sales		Guest Counts	Sales	Guest Counts
U.S.	2.5%		(2.2%)	3.6%		1.0%	1.7%	(2.1%)
International Lead Markets	5.8		2.4	5.3		2.3	3.4	1.5
High Growth Markets	4.1		1.8	5.3		1.8	2.8	(0.8)
Foundational Markets & Corporate	7.1	*	1.5	9.0	*	3.3	10.0	1.9
Total	4.5%	*	0.2%	5.3%	*	1.9%	3.8%	(0.3%)
* In 2018 and 2017, the Company excluded sales from markets identified as hyper-inflationary (currently only Venezuela) from the comparable sales calculation as the Company believes this more accurately reflects the underlying business trends. There was no significant impact related to 2016.

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2018	2017	2018	2017
U.S.	2%	3%	2%	3%
International Lead Markets	9	7	7	7
High Growth Markets	10	12	8	10
Foundational Markets & Corporate	6	11	9	14
Total	6%	7%	6%	7%
* Unlike comparable sales, the Company has not excluded hyper-inflationary market results from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. The difference between comparable sales growth rates and Systemwide sales growth rates are due to both restaurant expansion and the hyper-inflationary impact.

McDonald's Corporation 2018 Annual Report 22

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018	2017	2016	2018	2017	2018	2017
U.S.	$35,860	$34,379	$32,646	4%	5%	4%	5%
International Lead Markets	20,972	18,820	17,049	11	10	9	9
High Growth Markets *	9,725	6,888	4,858	41	42	38	39
Foundational Markets & Corporate	19,577	18,104	15,154	8	19	11	24
Total	$86,134	$78,191	$69,707	10%	12%	10%	13%

Ownership type
Conventional franchised	$63,251	$59,151	$56,035	7%	6%	6%	5%
Developmental licensed	13,519	12,546	9,082	8	38	13	44
Foreign affiliated *	9,364	6,494	4,590	44	41	42	44
Total	$86,134	$78,191	$69,707	10%	12%	10%	13%
* Reflects the impact of refranchising the Company's businesses in China and Hong Kong in the third quarter of 2017.

FRANCHISED MARGINS
Franchised margin dollars represent revenues from franchised restaurants less the Company’s costs associated with those restaurants, primarily occupancy costs (rent and depreciation). Franchised margin dollars represented about 85% of the combined restaurant margins in 2018, about 80% in 2017, and about 75% in 2016.
In 2018, franchised margin dollars increased $727 million or 9% (8% in constant currencies). In 2017, franchised margin dollars increased $703 million or 9% (9% in constant currencies). For both 2018 and 2017, the constant currency increases were due to positive comparable sales performance across all segments, refranchising and expansion.
Franchised margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018		2017		2016		2018	2017	2018	2017
U.S.	$4,070	81.4%	$3,913	82.4%	$3,726	82.6%	4%	5%	4%	5%
International Lead Markets	2,952	81.1	2,634	80.8	2,363	80.2	12	11	10	10
High Growth Markets	867	76.0	693	73.6	550	70.2	25	26	22	24
Foundational Markets & Corporate	1,150	93.3	1,072	92.9	970	89.1	7	10	9	12
Total	$9,039	82.1%	$8,312	82.3%	$7,609	81.6%	9%	9%	8%	9%

•	U.S.: In 2018 and 2017, the decreases in the franchised margin percents were primarily due to higher depreciation costs related to investments in EOTF, partly offset by positive comparable sales.

•
International Lead Markets: In 2018 and 2017, the increases in the franchised margin percent primarily reflected the benefit from positive comparable sales performance, partly offset by the impact of refranchising and higher occupancy costs.

•
High Growth Markets: In 2018 and 2017, the increases in the franchised margin percents were primarily due to the impact of refranchising, mainly related to the sale of the Company's businesses in China and Hong Kong in 2017, as well as strong comparable sales performance.

The franchised margin percent in Foundational Markets & Corporate is higher relative to the other segments due to a larger proportion of developmental licensed and affiliated restaurants where the Company receives royalty income with no corresponding occupancy costs.

McDonald's Corporation 2018 Annual Report 23

COMPANY-OPERATED MARGINS
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. In 2018, Company-operated margin dollars decreased $562 million or 24% (25% in constant currencies). In 2017, Company-operated margin dollars decreased $287 million or 11% (12% in constant currencies).
Company-operated margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018		2017		2016		2018	2017	2018	2017
U.S.	$397	14.9%	$523	16.0%	$618	16.5%	(24%)	(15%)	(24%)	(15%)
International Lead Markets	848	21.4	861	21.1	886	20.7	(2)	(3)	(3)	(3)
High Growth Markets	394	13.8	781	17.0	796	14.8	(50)	(2)	(48)	(4)
Foundational Markets & Corporate	108	20.1	144	18.3	296	15.6	(25)	(51)	(25)	(53)
Total	$1,747	17.4%	$2,309	18.2%	$2,596	17.0%	(24%)	(11%)	(25%)	(12%)

•
U.S.: In 2018 and 2017, the Company-operated margin percent decreased as the benefits of positive comparable sales and refranchising were more than offset by the impact of EOTF (primarily additional depreciation expense in 2017 and both labor productivity and depreciation expense in 2018), as well as higher labor and commodity costs.

•
International Lead Markets: In 2018 and 2017, the increases in the Company-operated margin percents were primarily due to positive comparable sales partly offset by higher labor, commodity and occupancy costs.

•
High Growth Markets: In 2018, the decrease in the Company-operated margin percent was primarily due to the impact of refranchising, mainly related to the sale of the Company's businesses in China and Hong Kong, and higher labor costs, partly offset by positive comparable sales performance. In 2017, the increase was primarily due to strong comparable sales and the benefit of lower depreciation in China and Hong Kong (due to held for sale accounting treatment). This increase was partly offset by negative comparable sales in South Korea and the impact of refranchising.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses decreased 1% (2% in constant currencies) in 2018 and decreased 6% (7% in constant currencies) in 2017. The decreases in 2018 and 2017 were primarily due to lower employee-related costs, partly offset by investment in restaurant technology. Expenses in 2018 also reflected costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018	2017	2016	2018	2017	2018		2017
U.S.	$591	$624	$741	(5%)	(16%)	(5%)		(16%)
International Lead Markets	445	451	464	(1)	(3)	(3)		(4)
High Growth Markets	174	248	294	(30)	(16)	(31)		(17)
Foundational Markets & Corporate(1)	990	908	885	9	3	9		2
Total Selling, General & Administrative Expenses	$2,200	$2,231	$2,384	(1%)	(6%)	(2%)		(7%)

Less: Incentive-Based Compensation(2)	284	336	418	(16%)	(20%)	(16%)		(20%)
Total Excluding Incentive-Based Compensation	$1,916	$1,895	$1,966	1%	(4%)	1%	(3)	(4%)	(4)

(1)
Included in Foundational Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training.

(2)	Includes all cash incentives and share-based compensation expense.

(3)	Excludes $12.2 million of foreign currency cost.

(4)	Excludes $9.4 million of foreign currency cost.
Selling, general and administrative expenses as a percent of Systemwide sales was 2.3% in 2018, 2.5% in 2017 and 2.8% in 2016. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

McDonald's Corporation 2018 Annual Report 24

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2018	2017	2016
Gains on sales of restaurant businesses	$(304)	$(295)	$(283)
Equity in earnings of unconsolidated affiliates	(152)	(184)	(55)
Asset dispositions and other (income) expense, net	(13)	19	72
Impairment and other charges (gains), net	232	(703)	342
Total	$(237)	$(1,163)	$76

•	Gains on sales of restaurant businesses
In 2018 and 2017, gains on sales of restaurant businesses remained relatively flat with the prior year.

•	Equity in earnings of unconsolidated affiliates
In 2018 and 2017, results benefited from improved performance in Japan. 2017 results also included the benefit of the reversal of a valuation allowance on a deferred tax asset in Japan in the fourth quarter 2017.

•	Impairment and other charges (gains), net
In 2018, impairment and other charges (gains), net reflected approximately $140 million of impairment charges due to the Company’s assessment of the recoverability of long-lived assets as well as the strategic restructuring charge in the U.S. of $85 million. The results for 2017 reflected a gain on the Company's sale of its businesses in China and Hong Kong of approximately $850 million, partly offset by $150 million of restructuring and impairment charges. Restructuring and impairment charges for all three years related to the Company's global refranchising and G&A initiatives.
OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2018	2017	2016	2018	2017	2018	2017
U.S.	$4,016	$4,023	$3,769	0%	7%	0%	7%
International Lead Markets	3,486	3,167	2,838	10	12	8	11
High Growth Markets	1,001	2,001	1,049	(50)	91	(51)	89
Foundational Markets & Corporate	320	362	89	(12)	n/m	(6)	n/m
Total	$8,823	$9,553	$7,745	(8%)	23%	(8%)	23%
n/m Not meaningful

•
U.S.: 2018 and 2017 operating income reflected higher franchised margin dollars and lower G&A costs, partly offset by lower Company-operated margin dollars. 2018 results also reflected the $85 million strategic restructuring charge. Excluding this charge, operating income for 2018 increased 2%.

•
International Lead Markets: In 2018 and 2017, the constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars across all markets. 2018 results also reflected higher gains on sales of restaurant businesses in the U.K. and Australia, while 2017 benefited from a property disposition gain in Australia.

•
High Growth Markets: Results for 2018 and 2017 reflected impairment charges while 2017 also reflected a gain on the sale of the Company's businesses in China and Hong Kong. Excluding these items, 2018 operating income decreased 10% (11% in constant currencies) due to the impact of refranchising in China and Hong Kong, and 2017 operating income increased 17% (15% in constant currencies) due to higher sales-driven franchised margin dollar performance, the impact of refranchising and G&A savings, as well as benefiting from lower depreciation expense in China and Hong Kong.

•
Foundational Markets and Corporate: In 2018 and 2017, results reflected higher G&A costs in Corporate, mainly due to investments in restaurant technology. 2017 results also included the benefit of the reversal of a valuation allowance on a deferred tax asset in Japan.

•
Operating margin: Operating margin was 42.0% in 2018, 41.9% in 2017 and 31.5% in 2016. Excluding the previously described impairment and restructuring charges, as well as the 2017 refranchising gain, operating margin was 43.1%, 38.8% and 32.8% for the years ended 2018, 2017 and 2016, respectively.

INTEREST EXPENSE
Interest expense increased 7% and 4% in 2018 and 2017, respectively, primarily reflecting higher average debt balances, partly offset by lower average interest rates.

McDonald's Corporation 2018 Annual Report 25

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2018	2017	2016
Interest income	$(4)	$(7)	$(4)
Foreign currency and hedging activity	5	26	(24)
Other expense	25	39	22
Total	$26	$58	$(6)
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

PROVISION FOR INCOME TAXES
In 2018, 2017 and 2016, the reported effective income tax rates were 24.2%, 39.4% and 31.7%, respectively.
The effective income tax rate for 2018 reflected approximately $75 million of net tax cost associated with the 2018 adjustments to the provisional amounts recorded in the prior year under the Tax Act. Excluding the impact of the Tax Act and the current year impairment charges, the effective income tax rate was 22.9% for 2018. Excluding the prior year provisional net tax cost of approximately $700 million under the Tax Act, the effective income tax rate was 31.6% for 2017.
Excluding the impact of the Tax Act and the current year impairment charges, the lower effective income tax rate for 2018 reflected the reduction in the U.S. corporate tax rate from 35% to 21% in 2018. In addition, both 2018 and 2017 reflected a benefit from a change in tax reserves as a result of global audit progression.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $2.0 billion in 2018 and $1.5 billion in 2017. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included in Part II, Item 8, page 37 of this Form 10-K.

Cash Flows

The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $7.0 billion and free cash flow was $4.2 billion in 2018, an increase in free cash flow of $528 million or 14% compared with 2017. Cash provided by operations totaled $5.6 billion and free cash flow was $3.7 billion in 2017. The Company's free cash flow conversion rate was 71% in 2018 and 2017 (see reconciliation in Exhibit 12). In 2018, cash provided by operations increased by $1.4 billion or 25% compared with 2017, primarily due to lower tax payments. In 2017, cash provided by operations decreased by $508 million or 8% compared with 2016, as improved operating results were more than offset by higher income tax payments in the U.S. and other working capital changes.
Cash used for investing activities totaled $2.5 billion in 2018, an increase of $3 billion compared with 2017. The increase was primarily due to lower proceeds from the sale of restaurant businesses in 2018, as well as higher capital expenditures. Cash provided by investing activities totaled $562 million in 2017, an increase of $1.5 billion compared with 2016. The increase was primarily due to proceeds associated with the sale of the Company's businesses in China and Hong Kong.
Cash used for financing activities totaled $5.9 billion in 2018, an increase of $639 million compared with 2017, primarily due to higher treasury stock purchases. Cash used for financing activities totaled $5.3 billion in 2017, a decrease of $6 billion compared with 2016, primarily due to lower treasury stock purchases, partly offset by a decrease in net borrowings.
The Company’s cash and equivalents balance was $866 million and $2.5 billion at year end 2018 and 2017, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2018, the Company opened 1,081 restaurants and closed 467 restaurants. In 2017, the Company opened 929 restaurants and closed 587 restaurants. The Company closes restaurants for a variety of reasons, such as existing sales and profit performance or loss of real estate tenure.
Systemwide restaurants at year end

	2018	2017	2016
U.S.	13,914	14,036	14,155
International Lead Markets	6,987	6,921	6,851
High Growth Markets	6,305	5,884	5,552
Foundational Markets & Corporate	10,649	10,400	10,341
Total	37,855	37,241	36,899

McDonald's Corporation 2018 Annual Report 26

Approximately 93% of the restaurants at year-end 2018 were franchised, including 95% in the U.S., 88% in International Lead Markets, 83% in High Growth Markets and 98% in Foundational Markets.
Capital expenditures increased $888 million or 48% in 2018, primarily due to reinvestment in existing restaurants (including investment in EOTF). Capital expenditures were relatively flat in 2017 as higher expenditures on restaurant reinvestment were offset by fewer restaurant openings that required the Company's capital. Under McDonald's developmental licensee and affiliate arrangements, licensees provide capital for the entire business and the Company generally has no capital invested.
Capital expenditures invested in the U.S., International Lead Markets and High Growth Markets represented over 90% of the total in 2018, 2017 and 2016.
Capital expenditures

In millions	2018	2017	2016
New restaurants	$488	$537	$674
Existing restaurants	2,111	1,236	1,108
Other(1)	143	81	39
Total capital expenditures	$2,742	$1,854	$1,821
Total assets	$32,811	$33,804	$31,024

(1)	Primarily corporate equipment and other office-related expenditures
New restaurant investments in all years were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, as well as leveraging the Company's global sourcing network and best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs for new traditional McDonald’s restaurants in the U.S. averaged approximately $3.8 million in 2018.
The Company owned approximately 50% of the land and approximately 80% of the buildings for restaurants in its consolidated markets at year-end 2018 and 2017.
SHARE REPURCHASES AND DIVIDENDS
In 2018, the Company returned approximately $8.5 billion to shareholders through a combination of shares repurchased and dividends paid. This brings the cumulative two-year return to shareholders to $16.2 billion toward our targeted return of about $25 billion for the three-year period ending 2019.
Shares repurchased and dividends

In millions, except per share data	2018	2017	2016
Number of shares repurchased	32.2	31.4	92.3
Shares outstanding at year end	767	794	819
Dividends declared per share	$4.19	$3.83	$3.61
Treasury stock purchases (in Shareholders' equity)	$5,247	$4,651	$11,142
Dividends paid	3,256	3,089	3,058
Total returned to shareholders	$8,503	$7,740	$14,200
In July 2017, the Company's Board of Directors authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2018, approximately 32.2 million shares were repurchased for $5.2 billion, bringing total purchases under the program to approximately 49.5 million shares or $7.9 billion.
The Company has paid dividends on its common stock for 43 consecutive years and has increased the dividend amount every year. The 2018 full year dividend of $4.19 per share reflects the quarterly dividend paid for each of the first three quarters of $1.01 per share, with an increase to $1.16 per share paid in the fourth quarter. This 15% increase in the quarterly dividend equates to a $4.64 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

Financial Position and Capital Resources

TOTAL ASSETS
Total assets decreased $1.0 billion or 3% in 2018 primarily due to a decrease in cash and equivalents and the impact of foreign exchange rates, partly offset by an increase in accounts and notes receivable due to the significant number of EOTF projects and corresponding billings to franchisees for their portion of the reinvestment. Net property and equipment increased $394.4 million in 2018, primarily due to capital expenditures, partly offset by depreciation and the impact of foreign exchange rates. Net property and equipment represented about 70% of total assets at year-end. Approximately 96% of total assets were in the U.S., International Lead Markets, and High Growth Markets at year-end 2018.

McDonald's Corporation 2018 Annual Report 27

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2018 totaled $31.1 billion, compared with $29.5 billion at December 31, 2017. The net increase in 2018 was primarily due to net long-term issuances of $2.0 billion.
Debt highlights(1)

	2018	2017	2016
Fixed-rate debt as a percent of total debt(2,3)	91%	89%	82%
Weighted-average annual interest rate of total debt(3)	3.2	3.3	3.5
Foreign currency-denominated debt as a percent of total debt(2)	38	42	34
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	125	112	109
Cash provided by operations as a percent of total debt(2)	22	19	23

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year.

(2)
Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See Debt Financing note to the consolidated financial statements.

(3)	Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor’s and Moody’s currently rate, with a stable outlook, the Company’s commercial paper A-2 and P-2, respectively; and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under existing authorization from the Company’s Board of Directors, the Company has $15.0 billion of authority to borrow funds, of which $6.5 billion remains outstanding as of December 31, 2018. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company has $3.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). In 2019, the Company plans to issue long-term debt to refinance $2.1 billion of maturing corporate debt. As of December 31, 2018, the Company's subsidiaries also had $254 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
The Company uses major capital markets, bank financings and derivatives to meet its financing requirements. The Company manages its debt portfolio in response to changes in interest rates and foreign currency rates by periodically retiring, redeeming and repurchasing debt, terminating swaps and using derivatives. The Company does not hold or issue derivatives for trading purposes. All swaps are over-the-counter instruments.
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $11.8 billion and $12.4 billion for the years ended December 31, 2018 and 2017, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2018, the Company was required to post an immaterial amount of collateral due to negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2018	2017
British Pounds Sterling	$1,840	$1,877
Australian Dollars	1,499	1,519
Canadian Dollars	684	733
Russian Ruble	631	563
Japanese Yen	407	589
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that

McDonald's Corporation 2018 Annual Report 28

each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2018 levels nor a 10% adverse change in foreign currency rates from 2018 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn about 65% of our operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations.
The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $708 million as of December 31, 2018.
Consistent with prior years, we expect existing domestic cash and equivalents, domestic cash flows from operations, repatriation of a portion of foreign earnings, and the issuance of domestic debt to continue to be sufficient to fund our domestic operating, investing, and financing activities. We also continue to expect existing foreign cash and equivalents and foreign cash flows from operations to be sufficient to fund our foreign operating, investing and financing activities.
In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2018. See discussions of cash flows, financial position and capital resources as well as the Notes to the consolidated financial statements for further details.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases (1)	Debt obligations (2)	Minimum rent under franchise arrangements
2019	$1,145	$—	$2,962
2020	1,083	2,418	2,856
2021	1,001	2,159	2,734
2022	909	2,269	2,598
2023	831	4,959	2,481
Thereafter	7,297	19,412	20,796
Total	$12,266	$31,217	$34,427

(1)
For sites that have lease escalations tied to an index, future minimum payments reflect the current index adjustments through December 31, 2018. In addition, future minimum payments exclude option periods that have not yet been exercised.

(2)
The maturities include reclassifications of short-term obligations to long-term obligations of $2.4 billion, as they are supported by a long-term line of credit agreement expiring in December 2023. Debt obligations do not include the impact of non-cash fair value hedging adjustments, deferred debt costs and accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2018, total liabilities for the supplemental plans were $437 million.
At December 31, 2018, total liabilities for gross unrecognized tax benefits were $1.3 billion. In addition, a liability of approximately $757 million remains resulting from the Tax Act, which imposed a deemed repatriation tax on the Company’s undistributed foreign earnings. This additional tax liability will be paid over the next eight years. Refer to the Income Taxes footnote on page 45 for additional information.
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

McDonald's Corporation 2018 Annual Report 29

The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:

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
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. For performance-based RSUs granted beginning in 2016, the Company includes a relative Total Shareholder Return ("TSR") modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.

•	Long-lived assets impairment review
Long-lived assets (including goodwill) are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s long-lived assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges. Based on the annual goodwill impairment test, conducted in the fourth quarter, the Company does not have any reporting units (defined as each individual market) with risk of material goodwill impairment.

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
The Company records a valuation allowance to reduce its deferred tax assets if it is considered more likely than not that some portion or all of the deferred assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies, including the sale of appreciated assets, in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. The most significant new developments in 2018 and 2017 are described below.
In 2018 and 2017, the Company increased the balance of unrecognized tax benefits by $162 million and $256 million, respectively. In both 2018 and 2017, there was audit progression in the U.S. federal and state audits as well as multiple foreign tax jurisdictions. The Company has considered this new information in evaluating the unrecognized tax benefits and in certain situations, the Company changed its judgment on the measurement of the related unrecognized tax benefits. These changes have been reflected in the Unrecognized Tax Benefits table that is included in the Income Taxes footnote in the Consolidated Financial Statements.
In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and additional meetings are anticipated in 2019. The Company expects resolution on these issues in 2019 or 2020.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The transfer pricing matters for 2011

McDonald's Corporation 2018 Annual Report 30

and 2012 are being addressed along with the 2009 and 2010 transfer pricing matters as part of the 2009-2010 appeals process, such that resolution is expected in either 2019 or 2020.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the Accounting Standards Codification (“ASC”).
In December 2015, the European Commission opened a formal investigation against the Luxembourg government to examine whether decisions by the tax authorities in Luxembourg with regard to the corporate income tax paid by certain of our subsidiaries complied with European Union rules on state aid. In September 2018, the European Commission concluded that Luxembourg’s tax treatment of these McDonald’s subsidiaries did not constitute state aid under the European Union rules. This decision resulted in no impact to the Company’s financial statements as of and for the year ended December 31, 2018.
The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in Staff Accounting Bulletin ("SAB") 118 because the Company had not yet completed its enactment-date accounting for these effects. In 2018, the Company recorded adjustments to the provisional amounts and completed its accounting for all of the enactment-date income tax effects of the Tax Act.

SAB 118 measurement period
At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, primarily for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and its accounting position related to indefinite reinvestment of unremitted foreign earnings. As further discussed below, during 2018, the Company recognized adjustments of approximately $75 million to the provisional amounts recorded at December 31, 2017, primarily related to the transition tax. These adjustments are included as a component of income tax expense from continuing operations.
One-time transition tax: The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P"), the tax on which it previously deferred from U.S. income taxes under U.S. law. The Company recorded a provisional amount for its one-time transition tax liability for each of its foreign subsidiaries, resulting in a transition tax liability of approximately $1.2 billion at December 31, 2017.
Upon further analyses of the Tax Act and notices and regulations issued and proposed by the IRS and the U.S. Department of the Treasury, the Company finalized its calculations of the transition tax liability during 2018 and increased its December 31, 2017 provisional amount by approximately $75 million. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act.
Deferred tax assets and liabilities: As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (generally 21%), by recording a provisional amount of approximately $500 million. No adjustment to the provisional amount was made in 2018.

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

RISK FACTORS AND CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION
This report includes forward-looking statements about our plans and future performance, including those under Outlook for 2019. Refer to the cautionary statement regarding forward-looking statements in Part 1, Item 1A, page 3, of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are included in Part II, Item 7, page 28 of the Form 10-K.

McDonald's Corporation 2018 Annual Report 31

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2018	2017	2016
REVENUES
Sales by Company-operated restaurants	$10,012.7	$12,718.9	$15,295.0
Revenues from franchised restaurants	11,012.5	10,101.5	9,326.9
Total revenues	21,025.2	22,820.4	24,621.9
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	3,153.8	4,033.5	4,896.9
Payroll & employee benefits	2,937.9	3,528.5	4,134.2
Occupancy & other operating expenses	2,174.2	2,847.6	3,667.7
Franchised restaurants-occupancy expenses	1,973.3	1,790.0	1,718.4
Selling, general & administrative expenses	2,200.2	2,231.3	2,384.5
Other operating (income) expense, net	(236.8)	(1,163.2)	75.7
Total operating costs and expenses	12,202.6	13,267.7	16,877.4
Operating income	8,822.6	9,552.7	7,744.5
Interest expense-net of capitalized interest of $5.6, $5.3 and $7.1	981.2	921.3	884.8
Nonoperating (income) expense, net	25.3	57.9	(6.3)
Income before provision for income taxes	7,816.1	8,573.5	6,866.0
Provision for income taxes	1,891.8	3,381.2	2,179.5
Net income	$5,924.3	$5,192.3	$4,686.5
Earnings per common share–basic	$7.61	$6.43	$5.49
Earnings per common share–diluted	$7.54	$6.37	$5.44
Dividends declared per common share	$4.19	$3.83	$3.61
Weighted-average shares outstanding–basic	778.2	807.4	854.4
Weighted-average shares outstanding–diluted	785.6	815.5	861.2
See Notes to consolidated financial statements.

McDonald's Corporation 2018 Annual Report 32

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2018	2017	2016
Net income	$5,924.3	$5,192.3	$4,686.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(453.6)	827.7	(272.8)
Reclassification of (gain) loss to net income	—	109.3	94.0
Foreign currency translation adjustments-net of tax benefit (expense) of $(90.7), $453.1, and $(264.4)	(453.6)	937.0	(178.8)
Cash flow hedges:
Gain (loss) recognized in AOCI	46.5	(48.4)	18.5
Reclassification of (gain) loss to net income	2.4	9.0	(15.6)
Cash flow hedges-net of tax benefit (expense) of $(14.5), $22.4, and $(1.6)	48.9	(39.4)	2.9
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(27.0)	16.3	(47.1)
Reclassification of (gain) loss to net income	0.6	0.6	9.9
Defined benefit pension plans-net of tax benefit (expense) of $4.3, $(3.9), and $(10.0)	(26.4)	16.9	(37.2)

Total other comprehensive income (loss), net of tax	(431.1)	914.5	(213.1)

Comprehensive income	$5,493.2	$6,106.8	$4,473.4

See Notes to consolidated financial statements.

McDonald's Corporation 2018 Annual Report 33

Consolidated Balance Sheet

In millions, except per share data	December 31, 2018	2017
ASSETS
Current assets
Cash and equivalents	$866.0	$2,463.8
Accounts and notes receivable	2,441.5	1,976.2
Inventories, at cost, not in excess of market	51.1	58.8
Prepaid expenses and other current assets	694.6	828.4
Total current assets	4,053.2	5,327.2
Other assets
Investments in and advances to affiliates	1,202.8	1,085.7
Goodwill	2,331.5	2,379.7
Miscellaneous	2,381.0	2,562.8
Total other assets	5,915.3	6,028.2
Property and equipment
Property and equipment, at cost	37,193.6	36,626.4
Accumulated depreciation and amortization	(14,350.9)	(14,178.1)
Net property and equipment	22,842.7	22,448.3
Total assets	$32,811.2	$33,803.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,207.9	$924.8
Income taxes	228.3	265.8
Other taxes	253.7	275.4
Accrued interest	297.0	278.4
Accrued payroll and other liabilities	986.6	1,146.2
Total current liabilities	2,973.5	2,890.6
Long-term debt	31,075.3	29,536.4
Long-term income taxes	2,081.2	2,370.9
Deferred revenues - initial franchise fees	627.8	—
Other long-term liabilities	1,096.3	1,154.4
Deferred income taxes	1,215.5	1,119.4
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,376.0	7,072.4
Retained earnings	50,487.0	48,325.8
Accumulated other comprehensive income	(2,609.5)	(2,178.4)
Common stock in treasury, at cost; 893.5 and 866.5 million shares	(61,528.5)	(56,504.4)
Total shareholders’ equity (deficit)	(6,258.4)	(3,268.0)
Total liabilities and shareholders’ equity (deficit)	$32,811.2	$33,803.7
See Notes to consolidated financial statements.

McDonald's Corporation 2018 Annual Report 34

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2018	2017	2016
Operating activities
Net income	$5,924.3	$5,192.3	$4,686.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,482.0	1,363.4	1,516.5
Deferred income taxes	102.6	(36.4)	(538.6)
Share-based compensation	125.1	117.5	131.3
Net gain on sale of restaurant businesses	(308.8)	(1,155.8)	(310.7)
Other	114.2	1,050.7	407.6
Changes in working capital items:
Accounts receivable	(479.4)	(340.7)	(159.0)
Inventories, prepaid expenses and other current assets	(1.9)	(37.3)	28.1
Accounts payable	129.4	(59.7)	89.8
Income taxes	(33.4)	(396.4)	169.7
Other accrued liabilities	(87.4)	(146.4)	38.4
Cash provided by operations	6,966.7	5,551.2	6,059.6
Investing activities
Capital expenditures	(2,741.7)	(1,853.7)	(1,821.1)
Purchases of restaurant businesses	(101.7)	(77.0)	(109.5)
Sales of restaurant businesses	530.8	974.8	975.6
Proceeds from sale of businesses in China and Hong Kong	—	1,597.0	—
Sales of property	160.4	166.8	82.9
Other	(302.9)	(245.9)	(109.5)
Cash provided by (used for) investing activities	(2,455.1)	562.0	(981.6)
Financing activities
Net short-term borrowings	95.9	(1,050.3)	(286.2)
Long-term financing issuances	3,794.5	4,727.5	3,779.5
Long-term financing repayments	(1,759.6)	(1,649.4)	(822.9)
Treasury stock purchases	(5,207.7)	(4,685.7)	(11,171.0)
Common stock dividends	(3,255.9)	(3,089.2)	(3,058.2)
Proceeds from stock option exercises	403.2	456.8	299.4
Other	(20.0)	(20.5)	(3.0)
Cash used for financing activities	(5,949.6)	(5,310.8)	(11,262.4)
Effect of exchange rates on cash and equivalents	(159.8)	264.0	(103.7)
Cash and equivalents increase (decrease)	(1,597.8)	1,066.4	(6,288.1)
Change in cash balances of businesses held for sale	—	174.0	(174.0)
Cash and equivalents at beginning of year	2,463.8	1,223.4	7,685.5
Cash and equivalents at end of year	$866.0	$2,463.8	$1,223.4
Supplemental cash flow disclosures
Interest paid	$959.6	$885.2	$873.5
Income taxes paid	1,734.4	2,786.3	2,387.5
See Notes to consolidated financial statements.

McDonald's Corporation 2018 Annual Report 35

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2015	1,660.6	$16.6	$6,533.4	$44,594.5	$(169.9)	$20.0	$(2,729.9)	(753.8)	$(41,176.8)	$7,087.9
Net income				4,686.5						4,686.5
Other comprehensive income (loss), net of tax					(37.2)	2.9	(178.8)			(213.1)
Comprehensive income										4,473.4
Common stock cash dividends ($3.61 per share)				(3,058.2)						(3,058.2)
Treasury stock purchases								(92.3)	(11,141.5)	(11,141.5)
Share-based compensation			131.3							131.3
Stock option exercises and other (including tax benefits of $0.6)			93.2	(0.1)				4.8	209.7	302.8
Balance at December 31, 2016	1,660.6	16.6	6,757.9	46,222.7	(207.1)	22.9	(2,908.7)	(841.3)	(52,108.6)	(2,204.3)
Net income				5,192.3						5,192.3
Other comprehensive income (loss), net of tax					16.9	(39.4)	937.0			914.5
Comprehensive income										6,106.8
Common stock cash dividends ($3.83 per share)				(3,089.2)						(3,089.2)
Treasury stock purchases								(31.4)	(4,650.5)	(4,650.5)
Share-based compensation			117.5							117.5
Stock option exercises and other (including tax benefits of $0.0)			197.0	—				6.2	254.7	451.7
Balance at December 31, 2017	1,660.6	16.6	7,072.4	48,325.8	(190.2)	(16.5)	(1,971.7)	(866.5)	(56,504.4)	(3,268.0)
Net income				5,924.3						5,924.3
Other comprehensive income (loss), net of tax					(26.4)	48.9	(453.6)			(431.1)
Comprehensive income										5,493.2
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($4.19 per share)				(3,255.9)						(3,255.9)
Treasury stock purchases								(32.2)	(5,247.5)	(5,247.5)
Share-based compensation			125.1							125.1
Stock option exercises and other (including tax benefits of $0.0)			178.5					5.2	223.4	401.9
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers." Refer to the Revenue Recognition footnote on page 38 for further details.
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." Refer to the Income Tax footnote on page 45 for further details.
See Notes to consolidated financial statements.

McDonald's Corporation 2018 Annual Report 36

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
NATURE OF BUSINESS
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchised arrangements, and developmental licensees and foreign affiliates under license agreements.
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2018	2017	2016
Conventional franchised	21,685	21,366	21,559
Developmental licensed	7,225	6,945	6,300
Foreign affiliated	6,175	5,797	3,371
Franchised	35,085	34,108	31,230
Company-operated	2,770	3,133	5,669
Systemwide restaurants	37,855	37,241	36,899

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the consolidated financial statements for periods prior to purchase and sale.
CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s China and Japan) are accounted for by the equity method.
On an ongoing basis, the Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the variable interest entity consolidation guidance. The Company has concluded that consolidation of any such entity is not appropriate for the periods presented.
ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
RECENTLY ISSUED ACCOUNTING STANDARDS
Income Taxes
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("AOCI")." The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings. ASU 2018-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual reporting periods. ASU 2018-02 may be applied in the period of adoption or retrospectively to each period in which the effect of the change related to the Tax Act was recognized. The Company has adopted the provisions of ASU 2018-02 as of January 1, 2019, and plans to not make an election to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
As discussed further in the “Franchise Arrangements” and “Leasing Arrangements” footnotes, the Company is engaged in a significant amount of leasing activity, both from a lessee and a lessor perspective. As required by the standard, the Company has adopted the provisions of the new standard effective January 1, 2019, using the required modified retrospective approach.
The Company has elected the package of practical expedients, which allows the Company to retain the classification of existing leases; therefore, there will be minimal initial impact on the Consolidated Statement of Income. Moving forward, as the Company enters into new leases or as leases are modified, the expectation is that many of the Company's ground leases may be reclassified from operating classification to financing classification, which will change the timing and classification of a portion of lease expense between operating income and interest expense. It is not possible to quantify the impact at this time, due to the unknown timing of new leases and lease modifications, however the Company does not expect the impact to be material to any given year.
ASU 2016-02 will have a material impact on the Consolidated Balance Sheet due to the significance of the Company’s operating lease portfolio. The Company estimates adoption of the new standard will result in a Right of Use Asset and Lease Liability in the range of approximately $10.5 billion to $12.5 billion. At transition, the Right of Use Asset and Lease Liability reflect a present value of the Company's current minimum lease payments over a lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The impact of ASU 2016-02 is non-cash in nature, therefore, it will not affect the Company’s cash flows. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. It will continue to recognize those lease payments in the Consolidated Statement of Income on a straight-line basis over the lease term.

McDonald's Corporation 2018 Annual Report 37

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
ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This standard does not impact the Company's recognition of revenue from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. The standard also does not change the recognition of royalties from restaurants operated by franchisees or licensed to affiliates and developmental licensees, which are based on a percent of sales and recognized at the time the underlying sales occur. Rental income from restaurants operated by conventional franchisees is also not impacted by this standard as those revenues are subject to the guidance in ASC 840, "Leases." The standard does change the timing in which the Company recognizes initial fees from franchisees for new restaurant openings and new franchise terms. The Company's accounting policy through December 31, 2017, was to recognize initial franchise fees when received, upon a new restaurant opening and at the start of a new franchise term. Beginning in January 2018, initial franchise fees have been recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years. Refer to the Franchise Arrangements footnote on page 44 for additional information.
The Company adopted ASC 606 as of January 1, 2018, using the modified retrospective method. This method allows the standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As such, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative adjustment recorded upon adoption of ASC 606 consisted of deferred revenue of approximately $600 million within long-term liabilities and approximately $150 million of associated adjustments to the deferred tax balances which are recorded in Deferred income taxes and Miscellaneous other assets on the Consolidated Balance Sheet.

The following table presents revenue disaggregated by revenue source (in millions):

Years ended December 31,	2018	2017	2016
Company-operated sales:
U.S.	$2,664.6	$3,260.4	$3,742.6
International Lead Markets	3,961.6	4,080.0	4,278.5
High Growth Markets	2,847.8	4,591.5	5,377.9
Foundational Markets & Corporate	538.7	787.0	1,896.0
Total	$10,012.7	$12,718.9	$15,295.0
Franchised revenues:
U.S.	$5,001.2	$4,746.0	$4,510.1
International Lead Markets	3,638.5	3,260.3	2,944.9
High Growth Markets	1,140.9	941.7	782.8
Foundational Markets & Corporate	1,231.9	1,153.5	1,089.1
Total *	$11,012.5	$10,101.5	$9,326.9
Total revenues:
U.S.	$7,665.8	$8,006.4	$8,252.7
International Lead Markets	7,600.1	7,340.3	7,223.4
High Growth Markets	3,988.7	5,533.2	6,160.7
Foundational Markets & Corporate	1,770.6	1,940.5	2,985.1
Total	$21,025.2	$22,820.4	$24,621.9

*	Revenues for 2018 reflected a negative impact of approximately $42 million as a result of the change in timing of recognizing revenue associated with initial fees.

FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2018–$388.8; 2017–$532.9; 2016–$645.8. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses included in Selling, general & administrative expenses were (in millions): 2018–$88.0; 2017–$100.2; 2016–$88.8. Costs related to the Olympics sponsorship are included in the expenses for 2018 and 2016. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets. The costs incurred by these advertising cooperatives are approved and managed jointly by vote of both Company-operated restaurants and franchisees.

McDonald's Corporation 2018 Annual Report 38

SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2018	2017	2016
Share-based compensation expense	$125.1	$117.5	$131.3
After tax	$108.1	$82.0	$89.6
Earnings per common share-diluted	$0.14	$0.10	$0.11

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2018, there was $114.3 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2018, 2017 and 2016 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2018	2017	2016
Expected dividend yield	2.6%	3.1%	3.0%
Expected stock price volatility	18.7%	18.4%	19.2%
Risk-free interest rate	2.7%	2.2%	1.2%
Expected life of options (in years)	5.8	5.9	5.9
Fair value per option granted	$23.80	$16.10	$13.65

The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. For performance-based RSUs granted beginning in 2016, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–3 to 12 years.
LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together in the U.S. at a field office level, and internationally, at a market level. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.
Losses on assets held for disposal are recognized when management and the Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal and the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses are related to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “available for sale."
GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurant businesses. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees and ownership increases in subsidiaries or affiliates, and it is generally assigned to the reporting unit (defined as each individual market) expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.

McDonald's Corporation 2018 Annual Report 39

The following table presents the 2018 activity in goodwill by segment:

In millions	U.S.	International Lead Markets	High Growth Markets	Foundational Markets & Corporate	Consolidated
Balance at December 31, 2017	$1,274.0	$750.5	$316.7	$38.5	$2,379.7
Net restaurant purchases (sales)	2.5	20.2	(1.3)	(0.3)	21.1
Impairment losses	—	—	—	(1.1)	(1.1)
Currency translation		(52.4)	(14.1)	(1.7)	(68.2)
Balance at December 31, 2018	$1,276.5	$718.3	$301.3	$35.4	$2,331.5

The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Accumulated goodwill impairment losses on the Consolidated Balance Sheet at December 31, 2018 and 2017 were $15.6 million and $14.5 million, respectively.

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
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2018
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$167.1	$39.2	$206.3
Derivative liabilities		$(16.6)	$(16.6)

December 31, 2017
In millions	Level 1*	Level 2	Carrying Value
Derivative assets	$167.3	$0.6	$167.9
Derivative liabilities		$(45.4)	$(45.4)

*	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2018, the Company recorded fair value adjustments to its long-lived assets, primarily to property and equipment, based on Level 3 inputs which includes the use of a discounted cash flow valuation approach.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2018, the fair value of the Company’s debt obligations was estimated at $31.7 billion, compared to a carrying amount of $31.1 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.

McDonald's Corporation 2018 Annual Report 40

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In 2018, the Company adopted ASU 2017-12, "Derivatives and Hedging (Topic 815)", utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated Balance Sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to AOCI and/or current earnings.
The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2018 and 2017:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2018	2017	Balance Sheet Classification	2018	2017
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$30.9	$0.5	Accrued payroll and other liabilities	$(0.7)	$(31.0)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities	(0.1)	(0.3)
Foreign currency	Miscellaneous other assets	3.8	0.1	Other long-term liabilities	(1.3)	(1.4)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(11.8)	(5.9)
Total derivatives designated as hedging instruments		$34.7	$0.6		$(13.9)	$(38.6)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$167.1	$—	Accrued payroll and other liabilities	$(2.7)	$(1.3)
Foreign currency	Prepaid expenses and other current assets	4.5	—	Accrued payroll and other liabilities	—	(5.5)
Equity	Miscellaneous other assets	—	167.3
Total derivatives not designated as hedging instruments		$171.6	$167.3		(2.7)	$(6.8)
Total derivatives		$206.3	$167.9		$(16.6)	$(45.4)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2018 and 2017, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in Accumulated OCI		Gain (Loss) Reclassified into Income from Accumulated OCI		Gain (Loss) Recognized in Income on Derivative

In millions		2018	2017	2018	2017	2018	2017
Foreign currency	Nonoperating income/expense	$60.0	$(76.0)	$(2.2)	$(13.7)
Interest rate	Interest expense	—	—	(1.2)	(0.5)
Cash flow hedges		$60.0	$(76.0)	$(3.4)	$(14.2)

Foreign currency denominated debt	Nonoperating income/expense	$682.9	$(1,599.7)	$—	$—
Foreign currency derivatives	Nonoperating income/expense	1.3	(8.9)	—	8.6
Foreign currency derivatives(1)	Interest expense					$4.0	$—
Net investment hedges		$684.2	$(1,608.6)	$—	$8.6	$4.0	$—

Foreign currency	Nonoperating income/expense					$22.1	$(24.2)
Equity	Selling, general & administrative expenses					0.4	92.7
Undesignated derivatives						$22.5	$68.5
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

McDonald's Corporation 2018 Annual Report 41

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2018, the carrying amount of fixed-rate debt that was effectively converted was $738.0 million, which included a decrease of $12.0 million of cumulative hedging adjustments. For the year ended December 31, 2018, the Company recognized a $5.8 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to Interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2018, the Company had derivatives outstanding with an equivalent notional amount of $726.3 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2018, the $32.4 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of OCI and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2018, $10.8 billion of the Company's third party foreign currency denominated debt and $3.5 billion of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2018 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2018, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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

McDonald's Corporation 2018 Annual Report 42

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2018–7.3; 2017–8.1; 2016–6.8. Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2018–0.5; 2017–0.1; 2016–1.2.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure.

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2018	2017
Land	$5,521.4	$5,662.2
Buildings and improvements on owned land	15,377.4	14,776.9
Buildings and improvements on leased land	12,863.6	12,509.2
Equipment, signs and seating	2,942.6	3,165.7
Other	488.6	512.4
Property and equipment, at cost	37,193.6	36,626.4
Accumulated depreciation and amortization	(14,350.9)	(14,178.1)
Net property and equipment	$22,842.7	$22,448.3

Depreciation and amortization expense for property and equipment was (in millions): 2018–$1,302.9; 2017–$1,227.5; 2016–$1,390.7.

Other Operating (Income) Expense, Net

In millions	2018	2017	2016
Gains on sales of restaurant businesses	$(304.1)	$(295.4)	$(283.4)
Equity in earnings of unconsolidated affiliates	(151.5)	(183.7)	(54.8)
Asset dispositions and other (income) expense, net	(12.9)	18.7	72.3
Impairment and other charges (gains), net	231.7	(702.8)	341.6
Total	$(236.8)	$(1,163.2)	$75.7

▪	Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at achieving an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.

▪	Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results. For foreign affiliated markets—primarily China and Japan—results are reported after interest expense and income taxes.

▪	Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment (including investment in EOTF), and other miscellaneous income and expenses.

▪	Impairment and other charges (gains), net
Impairment and other charges (gains), net includes the losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value. Charges associated with strategic initiatives, such as refranchising and restructuring activities are also included. In addition, as the Company continues to make progress toward its long-term global refranchising goals, the realized gains/losses from the sale of McDonald's businesses in certain markets are reflected in this category, including the 2017 gain on the sale of the Company's businesses in China and Hong Kong.

McDonald's Corporation 2018 Annual Report 43

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

Franchise Arrangements

Conventional franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and royalties to the Company based upon a percent of sales with minimum rent payments. Minimum rent payments are based on the Company's underlying investment in owned sites and parallel the Company’s underlying leases and escalations on properties that are leased. Under the franchise arrangement, franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. These franchisees pay related occupancy costs including property taxes, insurance and site maintenance. Developmental licensees and affiliates operating under license agreements pay a royalty to the Company based upon a percent of sales, and may pay initial fees.
Revenues from franchised restaurants consisted of:

In millions	2018	2017	2016
Rents	$7,082.2	$6,496.3	$6,107.6
Royalties	3,886.3	3,518.7	3,129.9
Initial fees	44.0	86.5	89.4
Revenues from franchised restaurants	$11,012.5	$10,101.5	$9,326.9

Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2019	$1,452.3	$1,509.4	$2,961.7
2020	1,417.1	1,438.5	2,855.6
2021	1,374.0	1,360.3	2,734.3
2022	1,322.8	1,275.0	2,597.8
2023	1,275.5	1,205.9	2,481.4
Thereafter	11,116.4	9,680.1	20,796.5
Total minimum payments	$17,958.1	$16,469.2	$34,427.3

At December 31, 2018, net property and equipment under franchise arrangements totaled $17.8 billion (including land of $4.9 billion) after deducting accumulated depreciation and amortization of $10.4 billion.

McDonald's Corporation 2018 Annual Report 44

Leasing Arrangements

At December 31, 2018, the Company was the lessee at 12,334 restaurant locations through ground leases (the Company leases the land and the Company generally owns the building) and through improved leases (the Company leases land and buildings). Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index and fair-value market adjustments. The timing of these escalations generally range from annually to every five years. For most franchised locations, the related occupancy costs including property taxes, insurance and site maintenance; are required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-restaurant related leases such as office buildings, vehicles and office equipment.
The following table provides detail of rent expense:

In millions	2018	2017	2016
Company-operated restaurants:
U.S.	$29.4	$37.4	$48.6
Outside the U.S.	241.6	427.2	613.3
Total	271.0	464.6	661.9
Franchised restaurants:
U.S.	504.9	488.6	471.2
Outside the U.S.	658.0	609.3	589.8
Total	1,162.9	1,097.9	1,061.0
Other	87.9	82.0	91.3
Total rent expense	$1,521.8	$1,644.5	$1,814.2

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2018–$82.1; 2017–$115.6; 2016–$135.0. Franchised restaurants: 2018–$200.8; 2017–$204.9; 2016–$186.4.
Future minimum payments required under existing operating leases with initial terms of one year or more are:

In millions	Restaurant	Other	Total *
2019	$1,093.4	$51.3	$1,144.7
2020	1,032.1	51.0	1,083.1
2021	955.5	45.7	1,001.2
2022	873.8	35.7	909.5
2023	806.0	24.6	830.6
Thereafter	7,132.3	164.9	7,297.2
Total minimum payments	$11,893.1	$373.2	$12,266.3

*
For sites that have lease escalations tied to an index, future minimum payments reflect the current index adjustments through December 31, 2018. In addition, future minimum payments exclude option periods that have not yet been exercised.

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2018	2017	2016
U.S.	$2,218.0	$2,242.0	$2,059.4
Outside the U.S.	5,598.1	6,331.5	4,806.6
Income before provision for income taxes	$7,816.1	$8,573.5	$6,866.0

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The goal of this update was to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard on January 1, 2018 using a modified retrospective method, resulting in a cumulative catch up adjustment of $57 million, the majority of which was recorded within Miscellaneous other assets on the Consolidated Balance Sheet. The adoption of this standard did not have a material impact on the consolidated statements of income and cash flows.
The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SAB 118 because the Company had not yet completed its enactment-date accounting for these effects. In 2018, the Company recorded adjustments to the provisional amounts and completed its accounting for all of the enactment-date income tax effects of the Tax Act.

McDonald's Corporation 2018 Annual Report 45

SAB 118 measurement period
At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, primarily for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and its accounting position related to indefinite reinvestment of unremitted foreign earnings. As further discussed below, during 2018, the Company recognized adjustments of approximately $75 million to the provisional amounts recorded at December 31, 2017, primarily related to the transition tax. These adjustments are included as a component of income tax expense from continuing operations.
One-time transition tax: The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P"), the tax on which it previously deferred from U.S. income taxes under U,S. law. The Company recorded a provisional amount for its one-time transition tax liability of approximately $1.2 billion at December 31, 2017. Upon further analyses of the Tax Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, the Company increased its December 31, 2017 provisional amount by approximately $75 million during 2018. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act.
Deferred tax assets and liabilities: As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (generally 21%), by recording a provisional amount of approximately $500 million. No adjustment to the provisional amount was made in 2018.
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2018	2017	2016
U.S. federal	$292.9	$2,030.8	$1,046.6
U.S. state	183.9	169.8	121.3
Outside the U.S.	1,312.4	1,217.0	1,550.2
Current tax provision	1,789.2	3,417.6	2,718.1
U.S. federal	145.7	(120.1)	(122.1)
U.S. state	18.7	12.8	14.1
Outside the U.S.	(61.8)	70.9	(430.6)
Deferred tax provision	102.6	(36.4)	(538.6)
Provision for income taxes	$1,891.8	$3,381.2	$2,179.5

Net deferred tax liabilities consisted of:

In millions	December 31, 2018	2017
Property and equipment	$1,288.9	$1,211.5
Intangible liabilities	312.3	296.2
Other	347.9	242.0
Total deferred tax liabilities	1,949.1	1,749.7
Property and equipment	(658.9)	(633.8)
Employee benefit plans	(213.3)	(253.1)
Intangible assets	(1,081.5)	(228.8)
Deferred foreign tax credits	(216.6)	(208.6)
Deferred revenue	(138.9)	—
Operating loss carryforwards	(45.7)	(71.1)
Other	(269.2)	(266.0)
Total deferred tax assets before valuation allowance	(2,624.1)	(1,661.4)
Valuation allowance	671.1	163.2
Net deferred tax (assets) liabilities	$(3.9)	$251.5
Balance sheet presentation:
Deferred income taxes	$1,215.5	$1,119.4
Other assets-miscellaneous	(1,219.4)	(867.9)
Net deferred tax (assets) liabilities	$(3.9)	$251.5

At December 31, 2018, the Company had net operating loss carryforwards of $216.7 million, of which $136.6 million has an indefinite carryforward. The remainder will expire at various dates from 2019 to 2037.
Prior to 2018, the Company's effective income tax rate was generally lower than the U.S. statutory tax rate primarily because foreign income was generally subject to local statutory country tax rates that were below the 35% U.S. statutory tax rate and reflected the impact of global transfer pricing. Beginning in 2018, the Tax Act reduced the U.S. statutory tax rate to 21%. As a result, the Company’s 2018 effective income tax rate is higher than the U.S. statutory tax rate of 21% primarily due to the impact of state income taxes and foreign income that is subject to local statutory country tax rates that are above the 21% U.S. statutory tax rate.

McDonald's Corporation 2018 Annual Report 46

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of related federal income tax benefit	1.8	1.2	1.5
Foreign income taxed at different rates	1.5	(4.6)	(6.5)
Transition tax	1.0	13.7	—
US net deferred tax liability remeasurement	—	(6.0)	—
Other, net	(1.1)	0.1	1.7
Effective income tax rates	24.2%	39.4%	31.7%

As of December 31, 2018 and 2017, the Company’s gross unrecognized tax benefits totaled $1,342.8 million and $1,180.4 million, respectively. After considering the deferred tax accounting impact, it is expected that about $940 million of the total as of December 31, 2018 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2018	2017
Balance at January 1	$1,180.4	$924.1
Decreases for positions taken in prior years	(64.1)	(13.7)
Increases for positions taken in prior years	180.8	143.9
Increases for positions related to the current year	75.1	140.2
Settlements with taxing authorities	(24.1)	(6.5)
Lapsing of statutes of limitations	(5.3)	(7.6)
Balance at December 31(1)	$1,342.8	$1,180.4

(1)
Of this amount, $1,313.7 million and $1,132.3 million are included in Other long-term liabilities for 2018 and 2017, respectively, and $12.5 million and $30.8 million are included in Prepaid expenses and other current assets for 2018 and 2017, respectively, on the Consolidated Balance Sheet. The remainder is included in Deferred income taxes on the Consolidated Balance Sheet.

In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and additional meetings are anticipated in 2019.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The transfer pricing matters for 2011 and 2012 are being addressed along with the 2009 and 2010 transfer pricing matters as part of the 2009-2010 appeals process. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $900 million within the next 12 months, of which only a portion could favorably affect the effective tax rate. This would be due to the possible settlement of the IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In addition, it is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on our unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $152.0 million and $155.3 million accrued for interest and penalties at December 31, 2018 and 2017, respectively. The Company recognized interest and penalties related to tax matters of $13.9 million in 2018, $34.9 million in 2017, and $41.7 million in 2016, which are included in the provision for income taxes.
In the fourth quarter of 2018, the Company completed the accounting of the income tax effects of the Tax Act, including the conclusion on the Company’s accounting position related to the indefinite reinvestment of unremitted foreign earnings. As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Act. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.

McDonald's Corporation 2018 Annual Report 47

Employee Benefit Plans

The Company's 401k Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows participants to make pre-tax contributions that are matched each pay period (with an annual true-up) from cash contributions and through July 31, 2018 from shares released under the Employee Stock Ownership Plan. Effective August 1, 2018, the contributions are matched only through cash contributions.
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
The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the 401k Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401k Plan. Total liabilities were $437.4 million at December 31, 2018, and $484.3 million at December 31, 2017, and were primarily included in other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2018, derivatives with a fair value of $167.1 million indexed to the Company's stock and a total return swap with a notional amount of $169.2 million indexed to certain market indices were included at their fair value in Prepaid expenses and other current assets and Accrued payroll and other liabilities, respectively, on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401k Plan, including nonqualified benefits and related hedging activities, were (in millions): 2018–$18.0; 2017–$19.3; 2016–$24.8. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2018–$33.7; 2017–$43.3; 2016–$46.0.
The total combined liabilities for international retirement plans were $40.6 million and $44.6 million at December 31, 2018 and 2017, respectively. Other post-retirement benefits and post-employment benefits were immaterial.

McDonald's Corporation 2018 Annual Report 48

Segment and Geographic Information

The Company franchises and operates McDonald’s restaurants in the global restaurant industry. The following reporting segments reflect how management reviews and evaluates operating performance through December 31, 2018:

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

In millions	2018	2017	2016
U.S.	$7,665.8	$8,006.4	$8,252.7
International Lead Markets	7,600.1	7,340.3	7,223.4
High Growth Markets	3,988.7	5,533.2	6,160.7
Foundational Markets & Corporate	1,770.6	1,940.5	2,985.1
Total revenues	$21,025.2	$22,820.4	$24,621.9
U.S.	$4,015.6	$4,022.4	$3,768.7
International Lead Markets	3,485.7	3,166.5	2,838.4
High Growth Markets	1,001.2	2,001.4	1,048.8
Foundational Markets & Corporate	320.1	362.4	88.6
Total operating income	$8,822.6	$9,552.7	$7,744.5
U.S.	$14,483.8	$12,648.6	$11,960.6
International Lead Markets	12,713.0	11,844.3	9,112.5
High Growth Markets	4,404.9	4,480.7	5,208.6
Foundational Markets & Corporate	1,209.5	4,830.1	4,742.2
Total assets	$32,811.2	$33,803.7	$31,023.9
U.S.	$1,849.8	$861.2	$586.7
International Lead Markets	436.4	515.3	635.6
High Growth Markets	285.6	378.5	493.2
Foundational Markets & Corporate	169.9	98.7	105.6
Total capital expenditures	$2,741.7	$1,853.7	$1,821.1
U.S.	$598.4	$524.1	$510.3
International Lead Markets	472.9	461.1	451.6
High Growth Markets	233.0	231.7	362.0
Foundational Markets & Corporate	177.7	146.5	192.6
Total depreciation and amortization	$1,482.0	$1,363.4	$1,516.5

Total long-lived assets, primarily property and equipment, were (in millions)–Consolidated: 2018–$27,511.7; 2017– $27,164.2; 2016–$25,200.4; U.S. based: 2018–$13,602.4; 2017–$12,308.7; 2016–$11,689.7.
Effective January 1, 2019, McDonald’s operates under a new organizational structure designed to continue the Company's efforts toward efficiently driving growth through the Velocity Growth Plan with the following three segments:

•	U.S. - the Company’s largest market.

•
International Operated Markets - comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K.

•	International Developmental Licensed Markets - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities will also be reported in this segment.

McDonald's Corporation 2018 Annual Report 49

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2018, the Company had a $3.5 billion line of credit agreement expiring in December 2023 with fees of 0.080% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 2.6% at December 31, 2018 (based on $253.5 million of foreign currency bank line borrowings and $99.9 million of commercial paper outstanding) and 2.5% at December 31, 2017 (based on $268.0 million of foreign currency bank line borrowings).
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
The following table summarizes the Company’s debt obligations (interest rates and debt amounts reflected in the table include the effects of interest rate swaps used to hedge debt).

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2018	2017	2018	2017
Fixed		4.0%	4.0%	$18,075.8	$15,533.3
Floating		3.4	4.3	1,349.9	1,750.0
Total U.S. Dollars	2019-2048			19,425.7	17,283.3
Fixed		1.6	1.6	8,069.1	8,446.6
Floating		0.0	0.0	1,264.1	1,323.4
Total Euro	2019-2029			9,333.2	9,770.0
Total British Pounds Sterling - Fixed	2020-2054	5.3	5.3	952.3	1,008.9
Total Canadian Dollar - Fixed	2021-2025	3.1	3.1	732.0	793.8
Total Japanese Yen - Fixed	2030	2.9	2.9	114.0	110.9
Fixed		0.3	0.8	414.9	451.5
Floating		2.6	2.3	244.2	244.7
Total other currencies(2)	2019-2056			659.1	696.2
Debt obligations before fair value adjustments and deferred debt costs(3)				31,216.3	29,663.1
Fair value adjustments(4)				(12.0)	(6.2)
Deferred debt costs				(129.0)	(120.5)
Total debt obligations				$31,075.3	$29,536.4

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Primarily consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2018 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2019–$0.0; 2020–$2,418.0; 2021–$2,159.0; 2022–$2,269.1; 2023–$4,958.5; Thereafter–$19,411.7. These amounts include a reclassification of short-term obligations totaling $2.4 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2023.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.

McDonald's Corporation 2018 Annual Report 50

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units ("RSUs") to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 46.5 million at December 31, 2018, including 28.4 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $364.4 million, $353.6 million and $184.9 million, respectively. Cash received from stock options exercised during 2018 was $403.2 million and the tax benefit realized from stock options exercised totaled $73.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2018, 2017 and 2016, and changes during the years then ended, is presented in the following table:

	2018				2017		2016
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	18.9	$101.55			21.5	$92.25	21.9	$84.76
Granted	2.7	157.95			4.0	128.74	4.3	117.10
Exercised	(4.5)	89.31			(5.6)	81.77	(4.0)	75.30
Forfeited/expired	(0.5)	137.08			(1.0)	118.38	(0.7)	106.50
Outstanding at end of year	16.6	$113.06	6.2	$1,073.4	18.9	$101.55	21.5	$92.25
Exercisable at end of year	10.0	$98.65	4.9	$792.0	11.3		13.4

RSUs
RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. Separately, Company executives have been awarded RSUs that vest based on Company performance. For performance-based RSUs granted beginning in 2016, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
A summary of the Company’s RSU activity during the years ended December 31, 2018, 2017 and 2016 is presented in the following table:

	2018		2017		2016
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.6	$107.34	1.9	$94.13	2.4	$83.50
Granted	0.6	158.28	0.6	123.98	0.7	109.86
Vested	(0.6)	91.20	(0.7)	87.18	(0.8)	79.54
Forfeited	(0.1)	132.14	(0.2)	117.24	(0.4)	88.45
Nonvested at end of year	1.5	$132.56	1.6	$107.34	1.9	$94.13

The total fair value of RSUs vested during 2018, 2017 and 2016 was $117.9 million, $87.6 million and $99.3 million, respectively. The tax benefit realized from RSUs vested during 2018 was $23.8 million.

McDonald's Corporation 2018 Annual Report 51

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2018	2017	2018		2017		2018	2017	2018	2017
Revenues
Sales by Company-operated restaurants	$2,371.2	$2,673.1	$2,511.0		$3,064.3		$2,594.9	$3,569.6	$2,535.6	$3,411.9
Revenues from franchised restaurants	2,791.8	2,667.1	2,858.4		2,690.3		2,759.0	2,480.1	2,603.3	2,264.0
Total revenues	5,163.0	5,340.2	5,369.4		5,754.6		5,353.9	6,049.7	5,138.9	5,675.9
Company-operated margin	414.6	463.0	463.1		584.5		464.4	666.3	404.7	595.5
Franchised margin	2,282.1	2,202.5	2,359.0		2,233.0		2,275.1	2,042.1	2,123.0	1,833.9
Operating income	1,999.5	2,144.2	2,417.7		3,079.4		2,262.3	2,295.1	2,143.1	2,034.0
Net income	$1,415.3	$698.7	$1,637.3		$1,883.7		$1,496.3	$1,395.1	$1,375.4	$1,214.8
Earnings per common share—basic	$1.84	$0.88	$2.12		$2.34		$1.92	$1.72	$1.74	$1.48
Earnings per common share—diluted	$1.82	$0.87	$2.10		$2.32		$1.90	$1.70	$1.72	$1.47
Dividends declared per common share	$—	$—	$2.17	(1)	$1.95	(1)	$1.01	$0.94	$1.01	$0.94
Weighted-average common shares—basic	769.5	794.3	772.8		805.3		780.0	811.6	790.9	818.8
Weighted-average common shares—diluted	776.6	803.0	779.6		813.5		787.1	819.2	798.7	825.2

(1) Includes a $1.01 and $0.94 per share dividend declared and paid in third quarter of 2018 and 2017, respectively, and a $1.16 and $1.01 per share dividend declared in the third quarter and paid in fourth quarter of 2018 and 2017, respectively.

McDonald's Corporation 2018 Annual Report 52

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2018, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2018, 2017 and 2016 and the Company’s internal control over financial reporting as of December 31, 2018. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 22, 2019

McDonald's Corporation 2018 Annual Report 53

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 22, 2019

McDonald's Corporation 2018 Annual Report 54

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

ERNST & YOUNG LLP
Chicago, Illinois
February 22, 2019

McDonald's Corporation 2018 Annual Report 55

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), over the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management, including the CEO and CFO, confirm that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018. We will post any amendments to or any waivers for directors and executive officers from provisions of the Company's Standards of Business Conduct or Code of Conduct for the Board of Directors on the Company’s website at www.aboutmcdonalds.com.
Information regarding all of the Company’s executive officers is included in Part I, page 11 of this Form 10-K.

ITEM 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

McDonald's Corporation 2018 Annual Report 56

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2018. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,109,370	(1)	$114.64	28,407,326
Equity compensation plans not approved by security holders	—		—	—
Total	18,109,370		$114.64	28,407,326

(1)
Includes 3,056,489 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 13,582,616 stock options and 1,470,265 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

McDonald's Corporation 2018 Annual Report 57

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

ITEM 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2018.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report are listed under Part II, Item 8, pages 31 through 52 of this Form 10-K.

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

(i)
First Amendment to the McDonald's Deferred Compensation Plan, effective as of May 1, 2018, incorporated herein by reference from Exhibit 10(b)(i) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2018.**

(c)
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

McDonald's Corporation 2018 Annual Report 58

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
Fifth Amendment to the McDonald's Corporation Severance Plan, effective as of June 5, 2018, incorporated herein by reference from Exhibit 10(j)(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2018.**

(k)
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

	(r)	Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, filed herewith.**

(12)	Computation of Ratios.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

McDonald's Corporation 2018 Annual Report 59

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ITEM 16. Form 10-K Summary

None.

McDonald's Corporation 2018 Annual Report 60

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and
Chief Financial Officer

February 22, 2019
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 22nd day of February, 2019:
Signature, Title

By	/s/ Lloyd H. Dean
Lloyd H. Dean
Director

By	/s/ Stephen J. Easterbrook
Stephen J. Easterbrook
President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Robert A. Eckert
Robert A. Eckert
Director

By	/s/ Margaret H. Georgiadis
Margaret H. Georgiadis
Director

By	/s/ Enrique Hernandez, Jr.
Enrique Hernandez, Jr.
Chairman of the Board and Director

By	/s/ Catherine Hoovel
Catherine Hoovel
Corporate Vice President – Chief Accounting Officer
(Principal Accounting Officer)

By	/s/ Jeanne P. Jackson
Jeanne P. Jackson
Director

By	/s/ Richard H. Lenny
Richard H. Lenny
Director

Signature, Title

By	/s/ John J. Mulligan
John J. Mulligan
Director

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Sheila A. Penrose
Sheila A. Penrose
Director

By	/s/ John W. Rogers, Jr.
John W. Rogers, Jr.
Director

By	/s/ Paul S. Walsh
Paul S. Walsh
Director

By	/s/ Miles D. White
Miles D. White
Director

McDonald's Corporation 2018 Annual Report 61