Form 10-Q
period 2019-03-31
MCDONALDS CORP
filed 2019-05-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MCD	New York Stock Exchange

763,556,377
(Number of shares of common stock
outstanding as of 3/31/2019)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$2,289.1	$866.0
Accounts and notes receivable	1,992.7	2,441.5
Inventories, at cost, not in excess of market	40.8	51.1
Prepaid expenses and other current assets	641.8	694.6
Total current assets	4,964.4	4,053.2
Other assets
Investments in and advances to affiliates	1,190.2	1,202.8
Goodwill	2,317.8	2,331.5
Miscellaneous	2,385.5	2,381.0
Total other assets	5,893.5	5,915.3
Lease right-of-use asset, net	12,325.2	—
Property and equipment
Property and equipment, at cost	37,774.0	37,193.6
Accumulated depreciation and amortization	(14,490.5)	(14,350.9)
Net property and equipment	23,283.5	22,842.7
Total assets	$46,466.6	$32,811.2
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$823.6	$1,207.9
Lease liability	767.9	—
Income taxes	339.3	228.3
Other taxes	252.8	253.7
Accrued interest	304.8	297.0
Accrued payroll and other liabilities	891.2	986.6
Total current liabilities	3,379.6	2,973.5
Long-term debt	32,892.0	31,075.3
Long-term lease liability	11,629.5	—
Long-term income taxes	2,138.3	2,081.2
Deferred revenues - initial franchise fees	629.8	627.8
Other long-term liabilities	1,017.3	1,096.3
Deferred income taxes	1,331.0	1,215.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,438.5	7,376.0
Retained earnings	50,928.6	50,487.0
Accumulated other comprehensive income (loss)	(2,520.1)	(2,609.5)
Common stock in treasury, at cost; 897.1 and 893.5 million shares	(62,414.5)	(61,528.5)
Total shareholders’ equity (deficit)	(6,550.9)	(6,258.4)
Total liabilities and shareholders’ equity (deficit)	$46,466.6	$32,811.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2019	2018
Revenues
Sales by Company-operated restaurants	$2,240.5	$2,535.6
Revenues from franchised restaurants	2,715.1	2,603.3
Total revenues	4,955.6	5,138.9
Operating costs and expenses
Company-operated restaurant expenses	1,886.2	2,130.9
Franchised restaurants-occupancy expenses	533.1	480.3
Selling, general & administrative expenses	499.1	533.1
Other operating (income) expense, net	(56.8)	(148.5)
Total operating costs and expenses	2,861.6	2,995.8
Operating income	2,094.0	2,143.1
Interest expense	274.1	236.8
Nonoperating (income) expense, net	(11.4)	18.4
Income before provision for income taxes	1,831.3	1,887.9
Provision for income taxes	502.9	512.5
Net income	$1,328.4	$1,375.4
Earnings per common share-basic	$1.74	$1.74
Earnings per common share-diluted	$1.72	$1.72
Dividends declared per common share	$1.16	$1.01
Weighted-average shares outstanding-basic	764.9	790.9
Weighted-average shares outstanding-diluted	771.6	798.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2019	2018
Net income	$1,328.4	$1,375.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	43.4	25.7
Reclassification of (gain) loss to net income	45.6	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(60.0) and $72.3	89.0	25.7
Cash flow hedges:
Gain (loss) recognized in AOCI	8.3	(7.5)
Reclassification of (gain) loss to net income	(9.1)	12.0
Cash flow hedges-net of tax benefit (expense) of $0.2 and $(1.2)	(0.8)	4.5
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	(1.1)
Reclassification of (gain) loss to net income	1.2	2.8
Defined benefit pension plans-net of tax benefit (expense) of $0.0 and $(0.9)	1.2	1.7
Total other comprehensive income (loss), net of tax	89.4	31.9
Comprehensive income (loss)	$1,417.8	$1,407.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2019	2018
Operating activities
Net income	$1,328.4	$1,375.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	392.6	362.9
Deferred income taxes	54.3	29.2
Share-based compensation	31.6	39.8
Other	51.5	(54.9)
Changes in working capital items	162.2	(107.2)
Cash provided by operations	2,020.6	1,645.2
Investing activities
Capital expenditures	(515.3)	(552.8)
Purchases of restaurant businesses	(9.0)	(23.7)
Sales of restaurant businesses	131.9	186.7
Sales of property	22.3	71.7
Other	(401.2)	(41.0)
Cash (used for) investing activities	(771.3)	(359.1)
Financing activities
Net short-term borrowings	(94.0)	556.0
Long-term financing issuances	2,513.3	1,499.7
Long-term financing repayments	(415.0)	(1,001.6)
Treasury stock purchases	(996.1)	(1,632.9)
Common stock dividends	(886.8)	(797.5)
Proceeds from stock option exercises	110.6	75.3
Other	(11.3)	(5.2)
Cash provided by (used for) financing activities	220.7	(1,306.2)
Effect of exchange rates on cash and cash equivalents	(46.9)	24.3
Cash and equivalents increase	1,423.1	4.2
Cash and equivalents at beginning of period	866.0	2,463.8
Cash and equivalents at end of period	$2,289.1	$2,468.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2018
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				1,375.4						1,375.4
Other comprehensive income (loss), net of tax					1.7	4.5	25.7			31.9
Comprehensive income										1,407.3
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($1.01 per share)				(797.5)						(797.5)
Treasury stock purchases								(10.4)	(1,666.8)	(1,666.8)
Share-based compensation			39.8							39.8
Stock option exercises and other			10.0					1.5	63.6	73.6
Balance at March 31, 2018	1,660.6	16.6	7,122.2	48,396.5	(188.5)	(12.0)	(1,946.0)	(875.4)	(58,107.6)	(4,718.8)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers."
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."

For the quarter ended March 31, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				1,328.4						1,328.4
Other comprehensive income (loss), net of tax					1.2	(0.8)	89.0			89.4
Comprehensive income										1,417.8
Common stock cash dividends ($1.16 per share)				(886.8)						(886.8)
Treasury stock purchases								(5.4)	(963.7)	(963.7)
Share-based compensation			31.6							31.6
Stock option exercises and other			30.9					1.8	77.7	108.6
Balance at March 31, 2019	1,660.6	16.6	7,438.5	50,928.6	(215.4)	31.6	(2,336.3)	(897.1)	(62,414.5)	(6,550.9)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2019, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2019	2018
Conventional franchised	21,662	21,425
Developmental licensed	7,362	6,972
Foreign affiliated	6,254	5,882
Total Franchised	35,278	34,279
Company-operated	2,693	3,007
Systemwide restaurants	37,971	37,286

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.7 million shares and 7.8 million shares for the quarters 2019 and 2018, respectively. Stock options that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.0 million shares and 2.5 million shares for the quarters 2019 and 2018, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards
Income Taxes
In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The guidance permits entities to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") from AOCI to retained earnings. The Company adopted the provisions of ASU 2018-02 on January 1, 2019, and elected not to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.
Lease Accounting
The Company adopted ASU 2016-02, "Leases (Topic 842)” as of January 1, 2019, using the modified retrospective method. As discussed further in the “Franchise Arrangements” and “Leasing Arrangements” footnotes, the Company is engaged in a significant amount of leasing activity, both from a lessor and a lessee perspective.
The Company has elected the package of practical expedients, which allows the Company to retain the classification of existing leases; therefore, there was minimal initial impact in the Consolidated Statement of Income, and no cumulative adjustment to retained earnings was recognized upon adoption. As the Company enters into new ground leases or as existing ground leases are modified, many of these may be reclassified from operating classification to financing classification, which will change the timing and classification of a portion of lease expense between Operating income and Interest expense. It is not possible to quantify the impact at this time, due to the unknown timing of new leases and lease modifications, however the Company does not expect the impact to be material to any given year. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. These types of leases primarily relate to leases of office equipment, and are not significant in comparison to the Company’s overall lease portfolio. Payments related to those leases will continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term.
The Company has certain leases subject to index adjustments. Historically, the Company has calculated and disclosed future minimum payments for these leases using the index as of the end of the reporting period. As part of the transition, the Company used the index in effect at transition for adoption of Topic 842 in its disclosure of future minimum lease payments and its calculation of the lease liability. For leases entered into after January 1, 2019, the index at lease inception date will be used to calculate the lease liability until lease modification.
The Company recorded a Right of Use Asset and Lease Liability on the Condensed Consolidated Balance Sheet of $12.5 billion upon adoption. The Lease Liability reflects the present value of the Company's estimated future minimum lease payments over the lease term, which includes options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. The impact of the new lease guidance is non-cash in nature, therefore, it does not affect the Company’s cash flows.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2018 Annual Report on Form 10-K.
At March 31, 2019, the fair value of the Company’s debt obligations was estimated at $34.7 billion, compared to a carrying amount of $32.9 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2019	December 31, 2018	Balance Sheet Classification	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$29.0	$30.9	Accrued payroll and other liabilities	$(0.4)	$(0.7)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities	—	(0.1)
Foreign currency	Miscellaneous other assets	8.0	3.8	Other long-term liabilities	—	(1.3)
Interest rate	Miscellaneous other assets			Other long-term liabilities	(4.7)	(11.8)
Total derivatives designated as hedging instruments		$37.0	$34.7		$(5.1)	$(13.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$179.6	$167.1	Accrued payroll and other liabilities	$(0.2)	$(2.7)
Foreign currency	Prepaid expenses and other current assets	4.0	4.5	Accrued payroll and other liabilities	(5.0)	—
Total derivatives not designated as hedging instruments		$183.6	$171.6		$(5.2)	$(2.7)
Total derivatives		$220.6	$206.3		$(10.3)	$(16.6)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the quarters ended March 31, 2019 and 2018, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2019	2018	2019	2018	2019	2018
Foreign currency	Nonoperating income/expense	$10.7	$(9.8)	$12.0	$(15.3)
Interest rate	Interest expense			(0.3)	(0.2)
Cash flow hedges		$10.7	$(9.8)	$11.7	$(15.5)

Foreign currency denominated debt	Nonoperating income/expense	$245.2	$(404.5)
Foreign currency derivatives	Nonoperating income/expense	9.0	—
Foreign currency derivatives(1)	Interest expense					$2.5	$—
Net investment hedges		$254.2	$(404.5)			$2.5	$—

Foreign currency	Nonoperating income/expense					$(5.6)	$3.2
Equity	Selling, general & administrative expenses					35.3	(16.3)
Undesignated derivatives						$29.7	$(13.1)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At March 31, 2019, the carrying amount of fixed-rate debt that was effectively converted was $645.3 million, which included a decrease of $4.7 million of cumulative hedging adjustments. For the first quarter 2019, the Company recognized a $7.2 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2019, the Company had derivatives outstanding with an equivalent notional amount of $697.2 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2019, the $31.6 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2019, $13.5 billion of the Company's third party foreign currency denominated debt and $3.5 billion of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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

Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2019 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2019, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
Franchise Arrangements
Conventional franchise arrangements generally include a lease and a license and provide for payment of initial fees, as well as continuing rent and royalties to the Company based upon a percent of sales with minimum rent payments. Minimum rent payments are based on the Company's underlying investment in owned sites and parallel the Company’s underlying leases and escalations on properties that are leased. Under the franchise arrangement, franchisees are granted the right to operate a restaurant using the McDonald’s System and, in most cases, the use of a restaurant facility, generally for a period of 20 years. At the end of the 20-year franchise arrangement, the Company maintains control of the underlying real estate and building and can either enter into a new 20-year franchise arrangement with the existing franchisee or a different franchisee, or close the restaurant. Franchisees generally pay related occupancy costs including property taxes, insurance and site maintenance.
McDonald’s has elected to allocate consideration in the franchise contract among lease and non-lease components in the same manner that it has historically: rental income (lease), royalty income (non-lease) and initial fee income (non-lease). This disaggregation and presentation of revenue is based on the nature, amount, timing and certainty of the revenue and cash flows. The allocation has been determined based on a mix of both observable and estimated standalone selling prices (the price at which an entity would sell a promised good or service separately to a customer).
Revenues from franchised restaurants consisted of (in millions):

Quarters ended March 31,	2019	2018
Rents	$1,747.6	$1,661.3
Royalties	956.7	932.0
Initial fees	10.8	10.0
Revenues from franchised restaurants	$2,715.1	$2,603.3

As of March 31, 2019, future gross minimum rent payments due to the Company under existing conventional franchise arrangements were:

In millions	Owned sites	Leased sites	Total
2019	$1,100.1	$1,143.4	$2,243.5
2020	1,417.1	1,438.5	2,855.6
2021	1,374.0	1,360.3	2,734.3
2022	1,322.8	1,275.0	2,597.8
2023	1,275.5	1,205.9	2,481.4
Thereafter	11,116.4	9,680.1	20,796.5
Total minimum payments	$17,605.9	$16,103.2	$33,709.1

Leasing Arrangements
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and the Company generally owns the building) and through improved leases (the Company leases land and buildings). The Company determines whether an arrangement is a lease at inception. Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options. Renewal options are typically solely at the Company’s discretion. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index and fair-value market adjustments. The timing of these escalations generally range from annually to every five years.
The following table provides detail of rent expense (in millions):

Quarters ended March 31,	2019	2018
Restaurants	$378.2	$359.8
Other	19.7	18.8
Total rent expense	$397.9	$378.6

Rent expense included percent rents in excess of minimum rents (in millions) as follows - 2019 - $62.1; 2018 - $69.7.

The amount of the Right of Use Asset and Lease Liability recorded at transition ($12.5 billion) included known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation.
The Company has elected not to separate non-lease components from lease components in our lessee portfolio. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial and is generally limited to Company-owned restaurant locations. For franchised locations, which represent the majority of the restaurant portfolio, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement.
In addition, the Company is the lessee under non-restaurant related leases such as office buildings, vehicles and office equipment. These leases are not a material subset of the Company’s lease portfolio.
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for operating leases was 4.1% as of March 31, 2019.
As of March 31, 2019, maturities of lease liabilities for our operating leases were as follows:

In millions	Total *
2019	$858.1
2020	1,106.9
2021	1,065.6
2022	1,020.2
2023	980.0
Thereafter	13,593.8
Total lease payments	$18,624.6
Less: imputed interest	(6,227.2)
Present value of lease liability	$12,397.4

*	Total lease payments include option periods that are reasonably assured of being exercised.
As of March 31, 2019, Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.
As of December 31, 2018, future minimum payments required under existing operating leases with initial terms of one year or more were:

In millions	Restaurant	Other	Total *
2019	$1,093.4	$51.3	$1,144.7
2020	1,032.1	51.0	1,083.1
2021	955.5	45.7	1,001.2
2022	873.8	35.7	909.5
2023	806.0	24.6	830.6
Thereafter	7,132.3	164.9	7,297.2
Total minimum payments	$11,893.1	$373.2	$12,266.3

*	Future minimum payments exclude option periods that have not yet been exercised.

Segment Information
On February 25, 2019, the Company provided investors with segment summary financial information and other data in accordance with its new organizational structure for the previously reported years ended December 31, 2016 through 2018 and quarters ended March 31, 2018 through December 31, 2018. Effective January 1, 2019, the Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:

•	U.S. - the Company's largest market.

•
International Operated Markets - comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K.

•
International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported within this segment.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2019	2018
Revenues
U.S.	$1,846.2	$1,867.2
International Operated Markets	2,663.0	2,810.0
International Developmental Licensed Markets & Corporate	446.4	461.7
Total revenues	$4,955.6	$5,138.9
Operating Income
U.S.	$951.9	$998.0
International Operated Markets	1,048.0	1,049.1
International Developmental Licensed Markets & Corporate	94.1	96.0
Total operating income	$2,094.0	$2,143.1

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 37,971 restaurants in 120 countries at March 31, 2019, 35,278 were licensed to franchisees.
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
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company frequently co-invests with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
Under McDonald's developmental license or affiliate arrangement, licensees provide capital for the entire business, including the real estate interest, and the Company generally has no capital invested. The Company also has an equity investment in a limited number of foreign affiliates (primarily in China and Japan).
McDonald's is primarily a franchisor and believes franchising is paramount to delivering great-tasting food, locally-relevant customer experiences and driving profitability. Franchising enables an individual to be his or her own employer and maintain control over all employment-related matters, and marketing and pricing decisions, while also benefiting from the strength of McDonald's global brand, operating system and financial resources.
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
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. The organizational structure is designed to support the Company's efforts toward efficiently driving growth through the Velocity Growth Plan (the "Plan"). Effective January 1, 2019, significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, throughout this report we present the International Developmental Licensed Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
Strategic Direction
The Company remains focused on delivering long-term growth through Systemwide execution of its customer-centric growth strategy - the Velocity Growth Plan. The Plan is designed to drive sustainable guest count growth, a reliable long-term measure of the Company's strength that is vital to growing sales and shareholder value.
The Company is focused on elevating the customer experience through improved restaurant execution and creating excitement around our food and value offerings, while leveraging technology to enable greater convenience. These actions are focused on retaining existing customers, regaining customers who visit less often and converting casual customers to committed customers.
With broad-based momentum, the Company continues to scale and optimize the Plan through the following growth accelerators:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization and technology in order to transform the restaurant service experience and enhance the brand in the eyes of our customers. EOTF introduces a new hospitality experience via the restaurant Guest Experience Leaders and table service, both of which have proven to be critical drivers of customer satisfaction. The modernization efforts are designed to provide a better customer experience, leading to increased frequency of customer visits with higher average check. McDonald’s currently has EOTF deployed in over half of restaurants globally, and we expect to convert substantially all of the restaurants in the U.S. to EOTF by the end of 2020.

•Digital. Emphasizes improving the Company's existing service model (i.e., eat in, take out, or drive-thru) with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served through additional functionality on its global mobile app, self-order kiosks, and technologies that enable conveniences such as table service and curb-side pick-up. In the first quarter of 2019, the Company built on its digital foundation, announcing the acquisition of Dynamic Yield, a leader in personalization and decision logic technology. The Company has begun implementing the decision logic technology in U.S. drive-thrus, providing our customers with a more personalized experience.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers wherever they are. Delivery is now available from over 20,000 McDonald's restaurants in over 75 countries. Customers are responding positively to delivery, as demonstrated by high satisfaction ratings, high reorder rates, and average checks that are generally 1.5 - 2 times higher than average non-delivery transactions. In 2019, the Company will continue to prioritize growing customer awareness of delivery in order to maximize its potential.
Under the Velocity Growth Plan, the Company will continue to focus on improving the taste of our delicious food, enhancing convenience, and offering compelling value, which we believe will enhance our ability to deliver long-term sustainable growth.
Financial Performance
Financial performance in the first quarter reflected meaningful top-line performance across all segments. Strong global comparable sales of 5.4% in the quarter marked the Company's 15th consecutive quarter of positive global comparable sales.
U.S. comparable sales increased 4.5% for the quarter, reflecting successful promotions, as well as a net positive impact from our EOTF deployment.
International Operated segment comparable sales increased 6.0% for the quarter, reflecting positive results across all markets, primarily driven by the U.K. and France.
Results for the quarter in constant currencies primarily reflected stronger operating performance due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.
First Quarter 2019 Highlights:

•	Global comparable sales increased 5.4%, reflecting strong comparable sales across all segments.

•	Consolidated revenues decreased 4% (increased 2% in constant currencies), reflecting strong comparable sales, partly offset by the impact of the Company's strategic refranchising initiative.

•	Systemwide sales increased 6% in constant currencies.

•	Consolidated operating income decreased 2% (increased 3% in constant currencies).

•	Diluted earnings per share of $1.72 was flat with the prior year (increased 5% in constant currencies).

•	The Company returned $1.9 billion to shareholders through share repurchases and dividends.
Outlook
The following information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales, net restaurant unit expansion, and the potential impacts of hyper-inflation. The Company expects net restaurant additions to add approximately 1 percentage point to 2019 Systemwide sales growth (in constant currencies).

•
The Company does not generally provide specific guidance on changes in comparable sales. However, as a perspective, assuming no change in cost structure, a 1 percentage point change in comparable sales for either the U.S. or the International Operated segment would change annual diluted earnings per share by about 6 to 7 cents.

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2019, costs for the total basket of goods are expected to increase about 2% to 3% in the U.S. and about 2% in the Big Five international markets.

•
The Company expects full year 2019 selling, general and administrative expenses to be relatively flat in constant currencies as the Company reinvests in technology growth opportunities, including operating costs associated with newly acquired Dynamic Yield.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2019 to increase about 15% to 17% reflecting the impact of interest incurred on certain Euro denominated deposits due to the current interest rate environment and higher average debt balances.

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

•
The Company expects the effective income tax rate for the full year 2019 to be in the 24% to 26% range. Some volatility may exist within the quarters, resulting in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2019 to be approximately $2.3 billion. About $1.5 billion will be dedicated to our U.S. business, nearly two-thirds of which is allocated to approximately 2,000 EOTF projects. Globally, we expect to open roughly 1,200 restaurants. We will spend approximately $600 million in our wholly owned markets to open 300 restaurants and our developmental licensee and affiliated markets will contribute capital towards the remaining 900 restaurant openings in their respective markets. The Company expects about 750 net restaurant additions in 2019.

•	During 2019, the Company expects to return about $9 billion to shareholders, which will complete its cash return to shareholder target of about $25 billion for the 3-year period ending 2019.
In addition, the Company has other long-term targets that are detailed in its Form 10-K for the year ended December 31, 2018.
The Following Definitions Apply to these Terms as Used Throughout this Form 10-Q:

•
Comparable sales represent sales at all restaurants and comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation and sales from hyper-inflationary markets (currently, only Venezuela). Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management believes that these exclusions more accurately reflect the underlying business trends. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. Management reviews the increase or decrease in comparable sales and comparable guest counts compared with the same period in the prior year to assess business trends.

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

•
Information in constant currency is calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as income tax provision adjustments related to the Tax Act, and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2019
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,240.5	(12)%
Revenues from franchised restaurants	2,715.1	4
Total revenues	4,955.6	(4)
Operating costs and expenses
Company-operated restaurant expenses	1,886.2	(11)
Franchised restaurants-occupancy expenses	533.1	11
Selling, general & administrative expenses	499.1	(6)
Other operating (income) expense, net	(56.8)	62
Total operating costs and expenses	2,861.6	(4)
Operating income	2,094.0	(2)
Interest expense	274.1	16
Nonoperating (income) expense, net	(11.4)	n/m
Income before provision for income taxes	1,831.3	(3)
Provision for income taxes	502.9	(2)
Net income	$1,328.4	(3)%
Earnings per common share-basic	$1.74	0%
Earnings per common share-diluted	$1.72	0%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2019	2018	2019
Revenues	$4,955.6	$5,138.9	$(262.4)
Company-operated margins	354.3	404.7	(23.4)
Franchised margins	2,182.0	2,123.0	(94.9)
Selling, general & administrative expenses	499.1	533.1	12.0
Operating income	2,094.0	2,143.1	(107.9)
Net income	1,328.4	1,375.4	(68.4)
Earnings per share-diluted	$1.72	$1.72	$(0.09)
The negative impact of foreign currency translation on consolidated operating results primarily reflected the weakening of the Euro and most major currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income decreased 3% (increased 2% in constant currencies) to $1,328.4 million, and diluted earnings per share was flat at $1.72 with the prior year (increased 5% in constant currencies). Foreign currency translation had a negative impact of $0.09 on diluted earnings per share.
Results for the quarter in constant currencies primarily reflected stronger operating performance due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.
Results in 2019 included $47 million, or $0.06 per share, of additional income tax costs due to regulations issued in January 2019 related to the Tax Act. Results in 2018 included $52 million, or $0.07 per share, of additional income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.
Diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding due to share repurchases. During the quarter, the Company repurchased 5.4 million shares of stock for $963.6 million and paid a quarterly dividend of $1.16 per share, or $886.8 million.

Revenues
Revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and foreign affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and foreign affiliates include a royalty based on a percent of sales, and may include initial fees. Initial franchise fees are recognized evenly over the franchise term.
Franchised restaurants represent approximately 93% of McDonald's restaurants worldwide at March 31, 2019. The Company's current mix of Company-owned and franchised restaurants allows the Company to generate more stable and predictable revenue and cash flow streams while operating with a less resource-intensive structure. A significant shift in any period to a greater percentage of franchised restaurants negatively impacts consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percent of sales.

REVENUES
Dollars in millions
Quarters Ended March 31,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$597.6	$708.7	(16)%	(16)%
International Operated Markets	1,487.9	1,658.6	(10)	(2)
International Developmental Licensed Markets & Corporate	155.0	168.3	(8)	(3)
Total	$2,240.5	$2,535.6	(12)%	(6)%
Franchised revenues
U.S.	$1,248.6	$1,158.5	8%	8%
International Operated Markets	1,175.1	1,151.4	2	10
International Developmental Licensed Markets & Corporate	291.4	293.4	(1)	7
Total	$2,715.1	$2,603.3	4%	9%
Total revenues
U.S.	$1,846.2	$1,867.2	(1)%	(1)%
International Operated Markets	2,663.0	2,810.0	(5)	3
International Developmental Licensed Markets & Corporate	446.4	461.7	(3)	3
Total	$4,955.6	$5,138.9	(4)%	2%

•
Revenues: Revenues decreased 4% (increased 2% in constant currencies) for the quarter. The increase in constant currencies was primarily due to strong comparable sales across all segments, partly offset by the impact of the Company's strategic refranchising initiative.

•	U.S.: Revenues decreased as the benefit from strong comparable sales was more than offset by the impact of refranchising.

•	International Operated Markets: Revenues increased in constant currencies as positive comparable sales across all markets were partly offset by the impact of refranchising.
Comparable Sales
The following table presents the percent change in comparable sales for the quarters ended March 31, 2019 and 2018:

COMPARABLE SALES
	Increase/ (Decrease)
Quarters Ended March 31,	2019	2018
U.S.	4.5%	2.9%
International Operated Markets	6.0	7.8
International Developmental Licensed Markets & Corporate	6.0	7.0
Total	5.4%	5.5%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2019:

SYSTEMWIDE SALES*
Quarter Ended March 31, 2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	4%	4%
International Operated Markets	(1)	7
International Developmental Licensed Markets & Corporate	0	7
Total	1%	6%

*
Unlike comparable sales, the Company has not excluded hyper-inflationary market results (currently, only Venezuela) from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,850.4	$8,349.4	6%	6%
International Operated Markets	6,664.8	6,546.3	2	10
International Developmental Licensed Markets & Corporate	5,695.3	5,703.1	0	8
Total	$21,210.5	$20,598.8	3%	8%

Ownership type
Conventional franchised	$15,466.0	$14,883.9	4%	7%
Developmental licensed	3,322.8	3,351.3	(1)	10
Foreign affiliated	2,421.7	2,363.6	2	6
Total	$21,210.5	$20,598.8	3%	8%

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2019	2018	2019	2018
Franchised *
U.S.	78.5%	81.3%	$979.7	$941.4	4%	4%
International Operated Markets	78.2	77.8	919.0	896.4	3	11
International Developmental Licensed Markets & Corporate	97.2	97.3	283.3	285.2	(1)	7
Total	80.4%	81.6%	$2,182.0	$2,123.0	3%	7%
Company-operated
U.S.	13.9%	15.8%	$83.3	$112.2	(26)%	(26)%
International Operated Markets	18.1	17.7	269.0	293.3	(8)	0
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m
Total	15.8%	16.0%	$354.3	$404.7	(12)%	(7)%
n/m Not meaningful

* The adoption of Leases, Topic 842, ("new lease standard") had no impact on franchised margin dollars, but had a negative impact on the Company's franchised margin percent of 1.3% in the U.S. and 0.7% on a consolidated basis. The new lease standard clarified the presentation of sub-lease income and lease expense, requiring the straight-line impact of fixed rent escalations to be presented on a gross basis in lease income and lease expense. The Company expects this negative impact on the franchised margin percent to continue through 2019.

•
Franchised: Franchised margin dollars increased $59.0 million or 3% (7% in constant currencies) for the quarter, reflecting the benefit from expansion and the impact of refranchising, as well as strong comparable sales performance across all segments.

•
U.S.: The decrease in the franchised margin percent was primarily due to higher depreciation costs related to investments in EOTF and the impact of the new lease standard, partly offset by the benefit from strong comparable sales.

•	International Operated Markets: The increase in the franchised margin percent primarily reflected the benefit from strong comparable sales performance.

•	Company-operated: Company-operated margin dollars decreased $50.4 million or 12% (7% in constant currencies) for the quarter.

•
U.S.: The decrease in the Company-operated margin percent reflected higher labor and commodity costs and the impact of continued deployment of EOTF (including the related increase in depreciation expense), which more than offset the benefit from positive comparable sales and refranchising.

•	International Operated Markets: The increase in the Company-operated margin percent reflected strong comparable sales partly offset by higher labor and occupancy costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
Quarters Ended March 31,	2019	2018
Food & paper	31.8%	31.7%
Payroll & employee benefits	29.9	30.2
Occupancy & other operating expenses	22.5	22.1
Total expenses	84.2%	84.0%
Company-operated margins	15.8%	16.0%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $34.0 million or 6% (4% in constant currencies) for the quarter. These results reflect the benefit from comparison to prior year costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics, partly offset by investment in restaurant technology.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 2.1% and 2.3% for the quarters ended 2019 and 2018, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2019	2018
Gains on sales of restaurant businesses	$(29.1)	$(96.5)
Equity in earnings of unconsolidated affiliates	(35.1)	(42.6)
Asset dispositions and other (income) expense, net	7.1	(11.0)
Impairment and other charges, net	0.3	1.6
Total	$(56.8)	$(148.5)

•	Gains on sales of restaurant businesses decreased primarily due to fewer restaurant sales in the U.S.

•	The change in asset dispositions and other (income) expense, net was primarily due to the comparison to a prior year gain on the strategic sale of a restaurant property in the U.S.
Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$951.9	$998.0	(5)%	(5)%
International Operated Markets	1,048.0	1,049.1	0	8
International Developmental Licensed Markets & Corporate	94.1	96.0	(2)	21
Total	$2,094.0	$2,143.1	(2)%	3%

•	Operating Income: Operating income decreased $49.1 million or 2% (increased 3% in constant currencies) for the quarter.

•
U.S.: The decrease in operating income reflected lower gains on sales of restaurant businesses and lower Company-operated margin dollars, partly offset by higher franchised margin dollars and lower G&A costs.

•	International Operated Markets: The constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars across all markets.

•	Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 42.3% and 41.7% for the quarters ended 2019 and 2018, respectively.
Interest Expense

•
Interest expense increased 16% (18% in constant currencies) for the quarter reflecting the impact of interest incurred on certain Euro denominated deposits due to the current interest rate environment and higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2019	2018
Interest income	$(10.0)	$(5.5)
Foreign currency and hedging activity	(9.3)	16.5
Other expense, net	7.9	7.4
Total	$(11.4)	$18.4

Income Taxes

•	The effective income tax rate was 27.5% and 27.1% for the quarters ended 2019 and 2018, respectively.

•
Results in 2019 included $47 million of additional income tax costs due to regulations issued in January 2019 related to the Tax Act. Results in 2018 included $52 million of additional income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $2.0 billion and exceeded capital expenditures by $1.5 billion for the first quarter 2019. Cash provided by operations increased $375.4 million compared with the first quarter 2018, primarily due to changes in working capital.
Cash used for investing activities totaled $771.3 million for the first quarter 2019, an increase of $412.2 million compared with the first quarter 2018. The increase was primarily due to other investing activity as a result of a strategic acquisition of a real estate entity.
Cash provided by financing activities totaled $220.7 million for the first quarter 2019, an increase of $1.5 billion compared with the first quarter 2018, primarily due to higher net debt issuances combined with lower treasury stock purchases.
Debt obligations at March 31, 2019 totaled $32.9 billion compared with $31.1 billion at December 31, 2018. The increase was primarily due to higher net debt issuances.
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
To drive operating income growth, our business strategies must be effective in maintaining and strengthening customer appeal, delivering sustainable guest count growth and driving a higher average check. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our organizational structure to build on our progress and execute against our business strategies;

•	Augment our digital and delivery initiatives, including mobile ordering, along with Experience of the Future (“EOTF”), particularly in the U.S.;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

•
Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations and create efficiencies through innovative use of technology; and

•	Accelerate our existing strategies, including through growth opportunities, investments and partnerships.
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
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald's restaurants and to maintain appropriately-staffed restaurants in an intensely competitive environment. Increased costs associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants could have a negative impact on our Company-operated margins. Similar concerns apply to our franchisees.
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
We are increasingly reliant on technological systems, such as point-of-sale and other systems or platforms, technologies supporting McDonald’s digital and delivery solutions, as well as technologies that facilitate communication and collaboration internally, with affiliated entities, customers, employees or independent third parties to conduct our business, including technology-enabled systems provided to us by third parties. Any failure or interruption of these systems could significantly impact our operations and customer experience and perceptions.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or changes in trade-related tariffs or controls, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. The cost and disruption of responding to governmental investigations or inquiries, whether or not they have merit, or the impact of these other measures, may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental investigations or inquiries.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2018 regarding this matter.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company implemented a new system and related controls to adequately evaluate its lease contracts and properly assess the impact of the new accounting standard ASU 2016-02 related to leases, which was adopted on January 1, 2019. The Company performed the implementation in the ordinary course of business to increase efficiency. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. Over time, the new system and implementation under the new lease standard is expected to continue to enhance the Company's internal control over financial reporting. Except for these changes, there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2018 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2019	2,162,621	$180.45	2,162,621	$6,624,284,254
February 1-28, 2019	1,804,665	176.78	1,804,665	6,305,264,182
March 1-31, 2019	1,398,843	181.82	1,398,843	6,050,920,371
Total	5,366,129	$179.57	5,366,129

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
Form of Executive Stock Option Grant Agreement in connection with the Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, incorporated herein by reference from Exhibit 10(j) of Form 10-K (File No. 001-05231), for the year ended December 31, 2011.**

(g)
Form of 2013 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(n) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2013.**

(h)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(i)
Offer Letter between Christopher Kempczinski and the Company, dated September 23, 2015, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

(j)
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(k) Offer Letter between Silvia Lagnado and the Company, dated June 8, 2015, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2017.**

(l)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(m)
Form of 2018 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(n)
Termination Agreement and General Release between Gloria Santona and the Company, dated March 3, 2017, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2018. **

(o)
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018. **

(p) McDonald's Corporation Target Incentive Plan, effective as of January 1, 2013, as Amended and Restated February 13, 2019, filed herewith.**

(q) McDonald's Corporation Officer Severance Plan, as Amended and Restated, effective January 1, 2019, filed herewith.**

(r) Form of 2019 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

(s) Form of 2019 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, filed herewith.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	May 8, 2019	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer