Form 10-Q
period 2019-06-30
MCDONALDS CORP
filed 2019-08-06
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

759,444,174
(Number of shares of common stock
outstanding as of 6/30/2019)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$1,134.5	$866.0
Accounts and notes receivable	2,055.0	2,441.5
Inventories, at cost, not in excess of market	44.2	51.1
Prepaid expenses and other current assets	681.7	694.6
Total current assets	3,915.4	4,053.2
Other assets
Investments in and advances to affiliates	1,227.3	1,202.8
Goodwill	2,580.5	2,331.5
Miscellaneous	2,449.6	2,381.0
Total other assets	6,257.4	5,915.3
Lease right-of-use asset, net	12,522.8	—
Property and equipment
Property and equipment, at cost	38,192.4	37,193.6
Accumulated depreciation and amortization	(14,688.2)	(14,350.9)
Net property and equipment	23,504.2	22,842.7
Total assets	$46,199.8	$32,811.2
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$796.8	$1,207.9
Lease liability	743.4	—
Income taxes	270.8	228.3
Other taxes	237.9	253.7
Accrued interest	256.1	297.0
Accrued payroll and other liabilities	935.0	986.6
Total current liabilities	3,240.0	2,973.5
Long-term debt	32,654.3	31,075.3
Long-term lease liability	11,895.4	—
Long-term income taxes	2,281.8	2,081.2
Deferred revenues - initial franchise fees	639.6	627.8
Other long-term liabilities	939.2	1,096.3
Deferred income taxes	1,358.3	1,215.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,549.5	7,376.0
Retained earnings	51,562.5	50,487.0
Accumulated other comprehensive income (loss)	(2,496.6)	(2,609.5)
Common stock in treasury, at cost; 901.2 and 893.5 million shares	(63,440.8)	(61,528.5)
Total shareholders’ equity (deficit)	(6,808.8)	(6,258.4)
Total liabilities and shareholders’ equity (deficit)	$46,199.8	$32,811.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2019	2018	2019	2018
Revenues
Sales by Company-operated restaurants	$2,400.4	$2,594.9	$4,640.9	$5,130.5
Revenues from franchised restaurants	2,940.9	2,759.0	5,656.0	5,362.3
Total revenues	5,341.3	5,353.9	10,296.9	10,492.8
Operating costs and expenses
Company-operated restaurant expenses	1,967.1	2,130.5	3,853.3	4,261.4
Franchised restaurants-occupancy expenses	544.7	483.9	1,077.8	964.2
Selling, general & administrative expenses	533.1	542.1	1,032.2	1,075.2
Other operating (income) expense, net	22.5	(64.9)	(34.3)	(213.4)
Total operating costs and expenses	3,067.4	3,091.6	5,929.0	6,087.4
Operating income	2,273.9	2,262.3	4,367.9	4,405.4
Interest expense	284.2	240.2	558.3	477.0
Nonoperating (income) expense, net	(18.1)	4.0	(29.5)	22.4
Income before provision for income taxes	2,007.8	2,018.1	3,839.1	3,906.0
Provision for income taxes	490.9	521.8	993.8	1,034.3
Net income	$1,516.9	$1,496.3	$2,845.3	$2,871.7
Earnings per common share-basic	$1.99	$1.92	$3.73	$3.66
Earnings per common share-diluted	$1.97	$1.90	$3.69	$3.62
Dividends declared per common share	$1.16	$1.01	$2.32	$2.02
Weighted-average shares outstanding-basic	761.8	780.0	763.3	785.4
Weighted-average shares outstanding-diluted	768.7	787.1	770.2	793.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Net income	$1,516.9	$1,496.3	$2,845.3	$2,871.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	27.4	(326.4)	70.8	(300.7)
Reclassification of (gain) loss to net income	1.2	—	46.8	—
Foreign currency translation adjustments-net of tax benefit (expense) of $27.8, $(143.9), $(32.2) and $(71.6)	28.6	(326.4)	117.6	(300.7)
Cash flow hedges:
Gain (loss) recognized in AOCI	1.0	32.2	9.2	24.7
Reclassification of (gain) loss to net income	(8.0)	3.6	(17.0)	15.6
Cash flow hedges-net of tax benefit (expense) of $2.0, $(10.5), $2.3 and $(11.7)	(7.0)	35.8	(7.8)	40.3
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.4	—	0.4	(1.1)
Reclassification of (gain) loss to net income	1.5	2.1	2.7	4.9
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.1, $0.0 and $(0.8)	1.9	2.1	3.1	3.8
Total other comprehensive income (loss), net of tax	23.5	(288.5)	112.9	(256.6)
Comprehensive income (loss)	$1,540.4	$1,207.8	$2,958.2	$2,615.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Operating activities
Net income	$1,516.9	$1,496.3	$2,845.3	$2,871.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	398.3	365.0	790.9	727.9
Deferred income taxes	58.0	54.4	112.3	83.6
Share-based compensation	28.9	23.9	60.5	63.7
Other	14.9	(90.7)	66.4	(145.6)
Changes in working capital items	(91.5)	(510.1)	70.7	(617.3)
Cash provided by operations	1,925.5	1,338.8	3,946.1	2,984.0
Investing activities
Capital expenditures	(597.8)	(611.3)	(1,113.1)	(1,164.1)
Purchases of restaurant and other businesses	(384.8)	(11.6)	(393.8)	(35.3)
Sales of restaurant businesses	68.6	143.2	200.5	329.9
Sales of property	68.9	52.8	91.2	124.5
Other	(54.9)	(63.9)	(456.1)	(104.9)
Cash (used for) investing activities	(900.0)	(490.8)	(1,671.3)	(849.9)
Financing activities
Net short-term borrowings	589.1	239.7	495.1	795.7
Long-term financing issuances	6.5	500.5	2,519.8	2,000.2
Long-term financing repayments	(981.2)	(1.2)	(1,396.2)	(1,002.8)
Treasury stock purchases	(1,067.4)	(1,607.2)	(2,063.5)	(3,240.1)
Common stock dividends	(883.0)	(786.1)	(1,769.8)	(1,583.6)
Proceeds from stock option exercises	139.4	91.7	250.0	167.0
Other	0.5	(1.6)	(10.8)	(6.8)
Cash (used for) financing activities	(2,196.1)	(1,564.2)	(1,975.4)	(2,870.4)
Effect of exchange rates on cash and cash equivalents	16.0	(128.3)	(30.9)	(104.0)
Cash and equivalents increase (decrease)	(1,154.6)	(844.5)	268.5	(840.3)
Cash and equivalents at beginning of period	2,289.1	2,468.0	866.0	2,463.8
Cash and equivalents at end of period	$1,134.5	$1,623.5	$1,134.5	$1,623.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2018
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				2,871.7						2,871.7
Other comprehensive income (loss), net of tax					3.8	40.3	(300.7)			(256.6)
Comprehensive income										2,615.1
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($2.02 per share)				(1,583.6)						(1,583.6)
Treasury stock purchases								(20.8)	(3,336.3)	(3,336.3)
Share-based compensation			63.7							63.7
Stock option exercises and other			59.1					2.5	106.2	165.3
Balance at June 30, 2018	1,660.6	16.6	7,195.2	49,106.7	(186.4)	23.8	(2,272.4)	(884.8)	(59,734.5)	(5,851.0)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers."
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."

For the six months ended June 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				2,845.3						2,845.3
Other comprehensive income (loss), net of tax					3.1	(7.8)	117.6			112.9
Comprehensive income										2,958.2
Common stock cash dividends ($2.32 per share)				(1,769.8)						(1,769.8)
Treasury stock purchases								(10.8)	(2,047.3)	(2,047.3)
Share-based compensation			60.5							60.5
Stock option exercises and other			113.0					3.1	135.0	248.0
Balance at June 30, 2019	1,660.6	16.6	7,549.5	51,562.5	(213.5)	24.6	(2,307.7)	(901.2)	(63,440.8)	(6,808.8)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2018
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2018	1,660.6	$16.6	$7,122.2	$48,396.5	$(188.5)	$(12.0)	$(1,946.0)	(875.4)	$(58,107.6)	$4,718.8
Net income				1,496.3						1,496.3
Other comprehensive income (loss), net of tax					2.1	35.8	(326.4)			(288.5)
Comprehensive income										1,207.8
Adoption of ASC 606 (1)										0.0
Adoption of ASU 2016-16 (2)										0.0
Common stock cash dividends ($1.01 per share)				(786.1)						(786.1)
Treasury stock purchases								(10.4)	(1,669.5)	(1,669.5)
Share-based compensation			23.9							23.9
Stock option exercises and other			49.1					1.0	42.6	91.7
Balance at June 30, 2018	1,660.6	16.6	7,195.2	49,106.7	(186.4)	23.8	(2,272.4)	(884.8)	(59,734.5)	(5,851.0)
(1) ASC 606, "Revenue Recognition - Revenue from Contracts with Customers." There was no impact from this guidance in the second quarter 2019.
(2) ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." There was no impact from this guidance in the second quarter 2019.

For the quarter ended June 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2019	1,660.6	$16.6	$7,438.5	$50,928.6	$(215.4)	$31.6	$(2,336.3)	(897.1)	$(62,414.5)	$(6,550.9)
Net income				1,516.9						1,516.9
Other comprehensive income (loss), net of tax					1.9	(7.0)	28.6			23.5
Comprehensive income										1,540.4
Common stock cash dividends ($1.16 per share)				(883.0)						(883.0)
Treasury stock purchases								(5.4)	(1,083.6)	(1,083.6)
Share-based compensation			28.9							28.9
Stock option exercises and other			82.1					1.3	57.3	139.4
Balance at June 30, 2019	1,660.6	16.6	7,549.5	51,562.5	(213.5)	24.6	(2,307.7)	(901.2)	(63,440.8)	(6,808.8)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2019, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2019	2018
Conventional franchised	21,717	21,535
Developmental licensed	7,413	7,013
Foreign affiliated	6,331	5,973
Total Franchised	35,461	34,521
Company-operated	2,647	2,885
Total Systemwide restaurants	38,108	37,406

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 6.9 million shares and 7.1 million shares for the quarters 2019 and 2018, respectively, and 6.9 million shares and 7.6 million shares for the six months 2019 and 2018, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.1 million shares and 2.6 million shares for the quarters 2019 and 2018, respectively, and 2.0 million shares and 2.6 million shares for the six months 2019 and 2018, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards
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
At June 30, 2019, the fair value of the Company’s debt obligations was estimated at $35.5 billion, compared to a carrying amount of $32.7 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2019	December 31, 2018	Balance Sheet Classification	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$21.2	$30.9	Accrued payroll and other liabilities	$(1.3)	$(0.7)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities	—	(0.1)
Foreign currency	Miscellaneous other assets	4.1	3.8	Other long-term liabilities	(1.4)	(1.3)
Interest rate	Miscellaneous other assets	14.0	—	Other long-term liabilities	—	(11.8)
Total derivatives designated as hedging instruments		$39.3	$34.7		$(2.7)	$(13.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$198.2	$167.1	Accrued payroll and other liabilities	$(0.1)	$(2.7)
Foreign currency	Prepaid expenses and other current assets	6.2	4.5	Accrued payroll and other liabilities	(0.2)	—
Total derivatives not designated as hedging instruments		$204.4	$171.6		$(0.3)	$(2.7)
Total derivatives		$243.7	$206.3		$(3.0)	$(16.6)

    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the quarters ended June 30, 2019 and 2018, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2019	2018	2019	2018	2019	2018
Foreign currency	Nonoperating income/expense	$11.9	$31.8	$22.6	$(19.7)
Interest rate	Interest expense			(0.6)	(0.5)
Cash flow hedges		$11.9	$31.8	$22.0	$(20.2)

Foreign currency denominated debt	Nonoperating income/expense	$104.3	$399.7
Foreign currency derivatives	Nonoperating income/expense	9.2	1.0
Foreign currency derivatives(1)	Interest expense					$5.1	$0.2
Net investment hedges		$113.5	$400.7			$5.1	$0.2

Foreign currency	Nonoperating income/expense					$(2.9)	$11.8
Equity	Selling, general & administrative expenses					61.0	(8.6)
Undesignated derivatives						$58.1	$3.2
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At June 30, 2019, the carrying amount of fixed-rate debt that was effectively converted was $964.0 million, which included an increase of $14.0 million of cumulative hedging adjustments. For the quarter ended June 30, 2019, the Company recognized a $25.9 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2019, the Company had derivatives outstanding with an equivalent notional amount of $770.7 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2019, the $24.6 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2019, $13.4 billion of the Company's third party foreign currency denominated debt and $4.5 billion of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2019 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2019, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
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
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018

Rents	$1,898.6	$1,776.4	$3,646.2	$3,437.7
Royalties	1,031.8	972.7	1,988.5	1,904.7
Initial fees	10.5	9.9	21.3	19.9
Revenues from franchised restaurants	$2,940.9	$2,759.0	$5,656.0	$5,362.3

As of June 30, 2019, future gross minimum rent payments due to the Company under existing conventional franchise arrangements were:

In millions	Owned sites	Leased sites	Total
2019	$788.8	$727.2	$1,516.0
2020	1,534.5	1,405.5	2,940.0
2021	1,476.9	1,335.6	2,812.5
2022	1,412.7	1,262.7	2,675.4
2023	1,357.7	1,201.1	2,558.8
Thereafter	12,161.4	9,689.3	21,850.7
Total minimum payments	$18,732.0	$15,621.4	$34,353.4

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
The following table provides detail of rent expense:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018

Restaurants	$379.7	$358.3	$757.9	$718.1
Other	18.2	25.4	37.9	44.2
Total rent expense	$397.9	$383.7	$795.8	$762.3

Rent expense included percent rents in excess of minimum rents (in millions) as follows - Quarter ended: 2019 - $68.4; 2018 - $75.0. Six months ended: 2019 - $130.5; 2018 - $144.7.
The amount of the Right of Use Asset and Lease Liability recorded at transition included known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation.
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
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for operating leases was 4.0% as of June 30, 2019.
As of June 30, 2019, maturities of lease liabilities for our operating leases were as follows:

In millions	Total *
2019	$572.9
2020	1,114.6
2021	1,070.3
2022	1,025.2
2023	990.0
Thereafter	13,771.5
Total lease payments	$18,544.5
Less: imputed interest	(5,905.7)
Present value of lease liability	$12,638.8

*	Total lease payments include option periods that are reasonably assured of being exercised.
As of June 30, 2019, Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.

As of December 31, 2018, future minimum payments required under existing operating leases with initial terms of one year or more were:

In millions	Restaurant	Other	Total *
2019	$1,093.4	$51.3	$1,144.7
2020	1,032.1	51.0	1,083.1
2021	955.5	45.7	1,001.2
2022	873.8	35.7	909.5
2023	806.0	24.6	830.6
Thereafter	7,132.3	164.9	7,297.2
Total minimum payments	$11,893.1	$373.2	$12,266.3

*	Future minimum payments exclude option periods that have not yet been exercised.

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

In April 2019, the Company completed the acquisition of Dynamic Yield and the related financial performance which is reflected within the International Developmental Licensed Markets & Corporate segment from the date of acquisition.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2019	2018	2019	2018
Revenues
U.S.	$2,007.6	$1,961.2	$3,853.8	$3,828.4
International Operated Markets	2,884.3	2,936.4	5,547.3	5,746.4
International Developmental Licensed Markets & Corporate	449.4	456.3	895.8	918.0
Total revenues	$5,341.3	$5,353.9	$10,296.9	$10,492.8
Operating Income
U.S.	$1,048.8	$999.2	2,000.7	1,997.2
International Operated Markets	1,218.8	1,189.0	2,266.8	2,238.1
International Developmental Licensed Markets & Corporate	6.3	74.1	100.4	170.1
Total operating income	$2,273.9	$2,262.3	4,367.9	4,405.4

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 38,108 restaurants in 120 countries at June 30, 2019, 35,461 were licensed to franchisees.
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
Strategic Direction
The Company remains focused on delivering long-term growth through Systemwide execution of its customer-centric growth strategy - the Velocity Growth Plan. The Plan is designed to drive sustainable comparable sales and guest count growth, reliable long-term measures of the Company's strength that is vital to growing shareholder value.
The Company is focused on elevating the customer experience through improved restaurant execution and creating excitement around our food and value offerings, while continuing to leverage technology via innovative solutions to enable greater convenience and customer personalization. These actions are concentrated on retaining existing customers, regaining customers who visit less often and converting casual customers to committed customers.
With broad-based momentum, the Company continues to scale and optimize the Plan through the following growth accelerators:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization in order to transform the restaurant service experience and enhance the brand in the eyes of our customers. EOTF provides enhanced hospitality via Guest Experience Leaders and table service in the restaurants, both of which have proven to be critical drivers of customer satisfaction. The modernization efforts are designed to provide a better customer experience, leading to increased frequency of customer visits with higher average check. In the U.S., the Company has completed over 8,500 projects and expects EOTF to be deployed in over two thirds of U.S. restaurants by the end of 2019, with substantially all U.S. restaurants completed by the end of 2020.
•Digital. Emphasizes improving the Company's existing service model with customers through technology. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served. The added functionality of the Company’s global mobile app, self-order kiosks, and technologies enable greater convenience for the customer on their terms. In the second quarter of 2019, the Company built on its digital foundation, acquiring Dynamic Yield, a leader in personalization and decision logic technology. The Company has implemented the technology via outdoor digital menu boards in about 700 U.S. drive-thrus and a limited number of drive-thrus in Australia, offering customers a more customized experience, resulting in sales growth through higher average check. In the second half of 2019, the Company expects to deploy the Dynamic Yield technology in substantially all drive-thrus in the U.S. and Australia.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers wherever they are. Delivery is available from over 21,000 McDonald's restaurants in over 80 countries. Customers are responding positively to delivery, as demonstrated by high satisfaction ratings, strong reorder rates, and average checks that are generally 1.5 - 2 times higher than average non-delivery transactions. The Company will remain focused on growing customer awareness and trial of delivery, and will continue to add third-party delivery partners in order to maximize the System’s delivery scale and potential.
Under the Velocity Growth Plan, the Company will continue to focus on improving the taste of our delicious food, enhancing convenience and service, and offering compelling value, which we believe will enhance our ability to deliver long-term sustainable growth.
Second Quarter and Six Months 2019 Financial Performance
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as income tax provision adjustments related to the Tax Cuts and Jobs Act of 2017 ("Tax Act"), and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
Global comparable sales increased 6.5% for the quarter and 6.0% for the six months, reflecting meaningful top-line performance across all segments.

•
U.S. comparable sales increased 5.7% for the quarter and 5.1% for the six months, reflecting successful national and local deal offerings and promotions, and the continued positive impact from our EOTF deployment.

•
International Operated segment comparable sales increased 6.6% for the quarter and 6.3% for the six months, reflecting positive results across all markets, primarily driven by the U.K., France and Germany.

•	International Developmental Licensed segment comparable sales increased 7.9% for the quarter and 6.9% for the six months, reflecting strong sales performance across all geographic regions.
In addition to improved comparable sales performance, the Company achieved the following financial results in the quarter and six months 2019:

•
Consolidated revenues were flat with the prior year (increased 3% in constant currencies) for the quarter and decreased 2% (increased 2% in constant currencies) for the six months. The constant currency increase for both periods reflected strong comparable sales, partly offset by the impact of refranchising.

•	Systemwide sales increased 8% in constant currencies for the quarter and 7% in constant currencies for the six months.

•
Consolidated operating income increased 1% (4% in constant currencies) for the quarter and decreased 1% (increased 4% in constant currencies) for the six months. Results for the quarter and six months in constant currencies reflected stronger operating performance primarily due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.

•
Diluted earnings per share increased 4% (7% in constant currencies) to $1.97 for the quarter and increased 2% (6% in constant currencies) to $3.69 for the six months. Results for the quarter and six months 2019 included $78 million of pre-tax strategic charges, or $0.08 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters. Results for the second quarter 2018 reflected $92 million of pre-tax strategic restructuring charges, or $0.09 per share. The six months 2018 also included $52 million, or $0.07 per share, of additional income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.

◦
Excluding the above items, diluted earnings per share was $2.05 for the quarter, an increase of 3% (7% in constant currencies), and for the six months diluted earnings per share was $3.77, relatively flat with the prior year (increased 4% in constant currencies).

•	The Company returned $2.0 billion to shareholders through share repurchases and dividends for the quarter. This brings the six month's return to shareholders to $3.8 billion.

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

•
With about 75% of McDonald's grocery bill comprised of 10 different commodities, a basket of goods approach is the most comprehensive way to look at the Company's commodity costs. For the full year 2019, costs for the total basket of goods are expected to increase about 2% to 3% in the U.S. and about 2.5% in the Big Five international markets.

•
The Company expects full year 2019 selling, general and administrative expenses to be relatively flat in constant currencies as the Company reinvests in technology growth opportunities, including operating costs associated with newly acquired Dynamic Yield.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2019 to increase about 15% to 17% reflecting the impact of higher average debt balances and interest incurred on certain Euro denominated deposits due to the current interest rate environment.

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

•
The Company expects capital expenditures for 2019 to be approximately $2.3 billion. About $1.5 billion will be dedicated to our U.S. business, nearly two-thirds of which is allocated to approximately 2,000 EOTF projects. Globally, we expect to open roughly 1,200 restaurants. We will spend approximately $600 million in our wholly owned markets to open 300 restaurants and our developmental licensee and affiliated markets will contribute capital towards the remaining 900 restaurant openings in their respective markets. The Company expects about 800 net restaurant additions in 2019.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2019		June 30, 2019
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,400.4	(7)%	$4,640.9	(10)%
Revenues from franchised restaurants	2,940.9	7	5,656.0	5
Total revenues	5,341.3	0	10,296.9	(2)
Operating costs and expenses
Company-operated restaurant expenses	1,967.1	(8)	3,853.3	(10)
Franchised restaurants-occupancy expenses	544.7	13	1,077.8	12
Selling, general & administrative expenses	533.1	(2)	1,032.2	(4)
Other operating (income) expense, net	22.5	n/m	(34.3)	84
Total operating costs and expenses	3,067.4	(1)	5,929.0	(3)
Operating income	2,273.9	1	4,367.9	(1)
Interest expense	284.2	18	558.3	17
Nonoperating (income) expense, net	(18.1)	n/m	(29.5)	n/m
Income before provision for income taxes	2,007.8	(1)	3,839.1	(2)
Provision for income taxes	490.9	(6)	993.8	(4)
Net income	$1,516.9	1%	$2,845.3	(1)%
Earnings per common share-basic	$1.99	4%	$3.73	2%
Earnings per common share-diluted	$1.97	4%	$3.69	2%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2019	2018	2019
Revenues	$5,341.3	$5,353.9	$(189.9)
Company-operated margins	433.3	464.4	(17.5)
Franchised margins	2,396.2	2,275.1	(77.4)
Selling, general & administrative expenses	533.1	542.1	8.5
Operating income	2,273.9	2,262.3	(85.9)
Net income	1,516.9	1,496.3	(54.5)
Earnings per share-diluted	$1.97	$1.90	$(0.07)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2019	2018	2019
Revenues	$10,296.9	$10,492.8	$(452.3)
Company-operated margins	787.6	869.1	(40.9)
Franchised margins	4,578.2	4,398.1	(172.3)
Selling, general & administrative expenses	1,032.2	1,075.2	20.5
Operating income	4,367.9	4,405.4	(193.8)
Net income	2,845.3	2,871.7	(122.9)
Earnings per share-diluted	$3.69	$3.62	$(0.16)
The negative impact of foreign currency translation on consolidated operating results for the quarter and six months primarily reflected the weakening of the Euro and most major currencies.
Net Income and Diluted Earnings per Common Share
For the quarter, net income increased 1% (5% in constant currencies) to $1,516.9 million, and diluted earnings per share increased 4% (7% in constant currencies) to $1.97. Foreign currency translation had a negative impact of $0.07 on diluted earnings per share.
For the six months, net income decreased 1% (increased 3% in constant currencies) to $2,845.3 million, and diluted earnings per share increased 2% (6% in constant currencies) to $3.69. Foreign currency translation had a negative impact of $0.16 on diluted earnings per share.
Results for the quarter and six months in constant currencies reflected stronger operating performance primarily due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.
Results for the quarter 2019 included $78 million of pre-tax strategic charges, or $0.08 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters. Results for the second quarter 2018 reflected $92 million of pre-tax strategic restructuring charges, or $0.09 per share. The six months 2018 also included $52 million, or $0.07 per share, of additional income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.
Excluding the above items, net income for the quarter increased 1% (4% in constant currencies) and diluted earnings per share was $2.05, an increase of 3% (7% in constant currencies), and for the six months net income decreased 3% (increased 1% in constant currencies) and diluted earnings per share was $3.77, relatively flat with the prior year (increased 4% in constant currencies).
The six months 2019 also included $47 million of additional income tax costs due to regulations issued in January 2019 related to the Tax Act.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding due to share repurchases. During the quarter, the Company repurchased 5.4 million shares of stock for $1.1 billion, bringing total purchases for the six months to 10.8 million shares or $2.0 billion. In addition, the Company paid a quarterly dividend of $1.16 per share, or $883.0 million, bringing the total dividends paid for the six months to $1.8 billion.

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
Franchised restaurants represent approximately 93% of McDonald's restaurants worldwide at June 30, 2019. The Company's current mix of Company-owned and franchised restaurants enables the Company to generate stable and predictable revenue and cash flow streams. Refranchising to a greater percentage of franchised restaurants may negatively impact consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percent of sales.

REVENUES
Dollars in millions
Quarters Ended June 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$634.8	$696.8	(9)%	(9)%
International Operated Markets	1,621.9	1,731.0	(6)	(1)
International Developmental Licensed Markets & Corporate	143.7	167.1	(14)	(7)
Total	$2,400.4	$2,594.9	(7)%	(4)%
Franchised revenues
U.S.	$1,372.8	$1,264.4	9%	9%
International Operated Markets	1,262.4	1,205.4	5	11
International Developmental Licensed Markets & Corporate	305.7	289.2	6	12
Total	$2,940.9	$2,759.0	7%	10%
Total revenues
U.S.	$2,007.6	$1,961.2	2%	2%
International Operated Markets	2,884.3	2,936.4	(2)	4
International Developmental Licensed Markets & Corporate	449.4	456.3	(2)	5
Total	$5,341.3	$5,353.9	0%	3%

Six Months Ended June 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,232.4	$1,405.5	(12)%	(12)%
International Operated Markets	3,109.8	3,389.6	(8)	(2)
International Developmental Licensed Markets & Corporate	298.7	335.4	(11)	(5)
Total	$4,640.9	$5,130.5	(10)%	(5)%
Franchised revenues
U.S.	$2,621.4	$2,422.9	8%	8%
International Operated Markets	2,437.5	2,356.8	3	11
International Developmental Licensed Markets & Corporate	597.1	582.6	3	10
Total	$5,656.0	$5,362.3	5%	9%
Total revenues
U.S.	$3,853.8	$3,828.4	1%	1%
International Operated Markets	5,547.3	5,746.4	(3)	3
International Developmental Licensed Markets & Corporate	895.8	918.0	(2)	4
Total	$10,296.9	$10,492.8	(2)%	2%

•
Revenues: Revenues were flat (increased 3% in constant currencies) for the quarter and decreased 2% (increased 2% in constant currencies) for the six months. The increase in constant currencies across all segments was primarily due to strong comparable sales, partly offset by the impact of refranchising.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2019 and 2018:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S.	5.7%	2.6%	5.1%	2.7%
International Operated Markets	6.6	5.3	6.3	6.5
International Developmental Licensed Markets & Corporate	7.9	4.6	6.9	5.8
Total	6.5%	4.0%	6.0%	4.7%
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2019:

SYSTEMWIDE SALES*
	Quarter Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	5%	5%	5%	5%
International Operated Markets	2	8	1	8
International Developmental Licensed Markets & Corporate	4	10	2	9
Total	4%	8%	3%	7%

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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$9,710.9	$9,109.9	7%	7%
International Operated Markets	7,196.4	6,880.1	5	11
International Developmental Licensed Markets & Corporate	5,868.3	5,630.2	4	11
Total	$22,775.6	$21,620.2	5%	9%

Ownership type
Conventional franchised	$16,810.3	$15,972.9	5%	8%
Developmental licensed	3,556.8	3,334.2	7	15
Foreign affiliated	2,408.5	2,313.1	4	7
Total	$22,775.6	$21,620.2	5%	9%

Six Months Ended June 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$18,561.3	$17,459.3	6%	6%
International Operated Markets	13,861.2	13,426.4	3	10
International Developmental Licensed Markets & Corporate	11,563.6	11,333.3	2	9
Total	$43,986.1	$42,219.0	4%	8%

Ownership type
Conventional franchised	$32,276.3	$30,856.8	5%	8%
Developmental licensed	6,879.6	6,685.5	3	13
Foreign affiliated	4,830.2	4,676.7	3	7
Total	$43,986.1	$42,219.0	4%	8%

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2019	2018	2019	2018
Franchised *
U.S.	79.6%	82.1%	$1,093.0	$1,038.7	5%	5%
International Operated Markets	79.6	79.2	1,004.5	955.1	5	11
International Developmental Licensed Markets & Corporate	97.7	97.2	298.7	281.3	6	13
Total	81.5%	82.5%	$2,396.2	$2,275.1	5%	9%
Company-operated
U.S.	16.3%	15.9%	$103.7	$111.1	(7)%	(7)%
International Operated Markets	20.2	20.2	328.4	349.0	(6)	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m
Total	18.1%	17.9%	$433.3	$464.4	(7)%	(3)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2019	2018	2019	2018
Franchised *
U.S.	79.1%	81.7%	$2,072.7	$1,980.1	5%	5%
International Operated Markets	78.9	78.6	1,923.5	1,851.5	4	11
International Developmental Licensed Markets & Corporate	97.5	97.3	582.0	566.5	3	10
Total	80.9%	82.0%	$4,578.2	$4,398.1	4%	8%
Company-operated
U.S.	15.2%	15.9%	$187.0	$223.3	(16)%	(16)%
International Operated Markets	19.2	18.9	597.4	642.3	(7)	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m
Total	17.0%	16.9%	$787.6	$869.1	(9)%	(5)%
n/m Not meaningful

* The adoption of Leases, Topic 842, ("new lease standard") had no impact on franchised margin dollars, but had a negative impact on the Company's franchised margin percent for the quarter and six months of approximately 1.3% in the U.S. and 0.7% on a consolidated basis. The new lease standard clarified the presentation of sub-lease income and lease expense, requiring the straight-line impact of fixed rent escalations to be presented on a gross basis in lease income and lease expense. The Company expects this negative impact on the franchised margin percent to continue through 2019.

•
Franchised: Franchised margin dollars increased $121.1 million or 5% (9% in constant currencies) for the quarter and increased $180.1 million or 4% (8% in constant currencies) for the six months. Both periods benefited from strong comparable sales performance across all segments, as well as expansion and the impact of refranchising.

•
U.S.: The decrease in the franchised margin percent for the quarter and six months was primarily due to higher depreciation costs related to investments in EOTF and the impact of the new lease standard, partly offset by the benefit from strong comparable sales.

•	International Operated Markets: The increase in the franchised margin percent for the quarter and six months primarily reflected the benefit from strong comparable sales performance.

•
Company-operated: Company-operated margin dollars decreased $31.1 million or 7% (3% in constant currencies) for the quarter and decreased $81.5 million or 9% (5% in constant currencies) for the six months.

•
U.S.: The Company-operated margin percent increased for the quarter and decreased for the six months. Both periods reflected the benefit from positive comparable sales, offset by higher commodities, labor costs and depreciation associated with EOTF deployment.

•
International Operated Markets: The Company-operated margin percent was flat for the quarter and increased for the six months. Both periods reflected strong comparable sales partly offset by higher labor and occupancy & other costs.

The following table presents Company-operated restaurant margin components as a percent of sales:

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Food & paper	31.7%	31.4%	31.7%	31.5%
Payroll & employee benefits	28.8	29.4	29.4	29.8
Occupancy & other operating expenses	21.4	21.3	21.9	21.8
Total expenses	81.9%	82.1%	83.0%	83.1%
Company-operated margins	18.1%	17.9%	17.0%	16.9%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $9.0 million or 2% (flat in constant currencies) for the quarter and decreased $43.0 million or 4% (2% in constant currencies) for the six months. Both periods reflected the benefit from comparison to prior year costs related to the 2018 Worldwide Owner/Operator Convention, partly offset by investments in restaurant technology. The six months also reflected the benefit from comparison to prior year costs related to the sponsorship of the 2018 Winter Olympics.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 2.1% and 2.3% for the six months ended 2019 and 2018, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gains on sales of restaurant businesses	$(43.9)	$(92.2)	$(73.0)	$(188.7)
Equity in earnings of unconsolidated affiliates	(34.1)	(35.0)	(69.2)	(77.6)
Asset dispositions and other (income) expense, net	22.2	(29.4)	29.3	(40.4)
Impairment and other charges, net	78.3	91.7	78.6	93.3
Total	$22.5	$(64.9)	$(34.3)	$(213.4)

•	Gains on sales of restaurant businesses for the quarter and six months decreased primarily due to fewer restaurant sales in the U.S.

•
The change in asset dispositions and other (income) expense, net for the quarter and six months was primarily due to the comparison to prior year gains on the strategic sales of restaurant properties in the U.S. and Australia.

•
Impairment and other charges, net for the quarter and six months 2019 primarily reflected $99.4 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market. Impairment has been recorded to reflect the write-down of net assets to fair value in accordance with accounting rules. This was partly offset by $19.5 million of gains on the sales of property at the former Corporate headquarters which were impaired in 2015 based on estimated fair values. Results for the quarter and six months 2018 reflected the strategic restructuring charge in the U.S. of $85.0 million.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,048.8	$999.2	5%	5%
International Operated Markets	1,218.8	1,189.0	3	8
International Developmental Licensed Markets & Corporate	6.3	74.1	(92)	(70)
Total	$2,273.9	$2,262.3	1%	4%

Six Months Ended June 30,	2019	2018	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$2,000.7	$1,997.2	0%	0%
International Operated Markets	2,266.8	2,238.1	1	8
International Developmental Licensed Markets & Corporate	100.4	170.1	(41)	(19)
Total	$4,367.9	$4,405.4	(1)%	4%

•
Operating Income: Operating income increased $11.6 million or 1% (4% in constant currencies) for the quarter and decreased $37.5 million or 1% (increased 4% in constant currencies) for the six months. Both periods were negatively impacted by $78 million of net impairment and strategic charges incurred in the current quarter.

•
U.S.: Excluding the strategic restructuring charge of $85 million in the prior year, operating income decreased 3% for the quarter and 4% for the six months. Results for both periods reflected lower gains on sales of restaurant businesses, partly offset by higher franchised margin dollars.

•
International Operated Markets: The constant currency operating income increase for the quarter and six months was primarily due to sales-driven improvements in franchised margin dollars across all markets.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 42.4% and 42.0% for the six months ended 2019 and 2018, respectively. Excluding the impact of the current year impairment and strategic charges and the prior year strategic restructuring charges, operating margin was 43.2% and 42.9% for the six months ended 2019 and 2018, respectively.

Interest Expense

•
Interest expense increased 18% (20% in constant currencies) for the quarter and increased 17% (19% in constant currencies) for the six months, reflecting higher average debt balances and the impact of interest incurred on certain Euro denominated deposits due to the current interest rate environment.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$(10.7)	$(0.1)	$(20.7)	$(5.6)
Foreign currency and hedging activity	(10.4)	2.7	(19.7)	19.2
Other expense, net	3.0	1.4	10.9	8.8
Total	$(18.1)	$4.0	$(29.5)	$22.4

Income Taxes

•	The effective income tax rate was 24.5% and 25.9% for the quarters ended 2019 and 2018, respectively, and 25.9% and 26.5% for the six months ended 2019 and 2018, respectively.

•
Results for the six months 2019 included $47 million of additional income tax costs due to regulations issued in January 2019 related to the Tax Act. Results for the six months 2018 included $52 million of additional income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.

•	Excluding the impact of the prior year provisional amounts, the effective income tax rate was 25.1% for the six months ended 2018.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.9 billion and exceeded capital expenditures by $2.8 billion for the first six months 2019. Cash provided by operations increased $1.0 billion compared with the first six months 2018, primarily due to lower tax payments along with other working capital changes.
Cash used for investing activities totaled $1.7 billion for the first six months 2019, an increase of $0.8 billion compared with the first six months 2018. The increase was primarily due to the Company’s strategic acquisitions of a real estate entity and Dynamic Yield.
Cash used for financing activities totaled $2.0 billion for the first six months 2019, a decrease of $0.9 billion compared with the first six months 2018. The decrease was primarily due to lower treasury stock purchases.
Debt obligations at June 30, 2019 totaled $32.7 billion compared with $31.1 billion at December 31, 2018. The increase was primarily due to net debt issuances.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 9 of this Form 10-Q.

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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, including in EOTF (which focuses on restaurant modernization), digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to refine our delivery initiatives and partnerships, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and our general business practices. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our operations, our suppliers or our franchisees. If we are unsuccessful in addressing adverse commentary, whether or not accurate, our brand and our financial results may suffer.
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
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and, in addition, could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.
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
Challenges with respect to labor, including availability and cost, could impact our business and results of operations.
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
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of sexual harassment or discrimination (or perceptions thereof) could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.

Information technology system failures or interruptions, or breaches of network security, may impact our operations.
We are increasingly reliant on technological systems, such as point-of-sale and other systems or platforms, technologies supporting McDonald’s digital and delivery solutions, as well as technologies that facilitate communication and collaboration, with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, including technology-enabled systems provided to us by third parties. Any failure or interruption of these systems could significantly impact our operations and customer experience and perceptions.
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
Furthermore, security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third party providers. These may include such things as unauthorized access, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Our information technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees, our franchisees and other third parties, as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. Further, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. Failure to meet GDPR requirements could result in substantial penalties and materially adversely impact our financial results. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.’s decision to leave the European Union through a negotiated exit over a period of time, including its formal commencement of exit proceedings, it is possible that there will be increased regulatory complexities, as well as potential referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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
Increasing legal complexity will continue to affect our operations and results in material ways. We could be subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/tenant disputes, disputes with current or former suppliers, claims by current or former franchisees and intellectual property claims (including claims that we infringed another party’s trademarks, copyrights or patents). Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management's attention away from operations which could have a material adverse effect on our business and financial condition.
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

We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2019	879,939	$191.50	879,939	$5,882,415,274
May 1-31, 2019	2,680,289	197.94	2,680,289	5,351,866,509
June 1-30, 2019	1,890,276	203.47	1,890,276	4,967,258,092
Total	5,450,504	$198.82	5,450,504

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

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, filed herewith.

	(b)	By-Laws, as amended and restated with effect as of May 23, 2019, incorporated herein by reference from Exhibit 3 of Form 8-K (File No. 001-05231), filed May 30, 2019.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.
	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

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
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(l)
Form of 2018 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(m)
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018. **

(n)
McDonald's Corporation Target Incentive Plan, effective as of January 1, 2013, as Amended and Restated February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(o)
McDonald's Corporation Officer Severance Plan, as Amended and Restated, effective January 1, 2019, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(p)
Form of 2019 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(q)
Form of 2019 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(s) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	August 6, 2019	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer