Form 10-Q
period 2019-09-30
MCDONALDS CORP
filed 2019-11-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
753,093,326
(Number of shares of common stock
outstanding as of 9/30/2019)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and equivalents	$1,177.3	$866.0
Accounts and notes receivable	2,005.3	2,441.5
Inventories, at cost, not in excess of market	42.6	51.1
Prepaid expenses and other current assets	379.7	694.6
Total current assets	3,604.9	4,053.2
Other assets
Investments in and advances to affiliates	1,245.4	1,202.8
Goodwill	2,541.8	2,331.5
Miscellaneous	2,622.0	2,381.0
Total other assets	6,409.2	5,915.3
Lease right-of-use asset, net	12,465.6	—
Property and equipment
Property and equipment, at cost	37,748.0	37,193.6
Accumulated depreciation and amortization	(14,422.7)	(14,350.9)
Net property and equipment	23,325.3	22,842.7
Total assets	$45,805.0	$32,811.2
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$849.5	$1,207.9
Dividends payable	934.0	—
Lease liability	703.3	—
Income taxes	277.9	228.3
Other taxes	248.1	253.7
Accrued interest	314.0	297.0
Accrued payroll and other liabilities	948.8	986.6
Total current liabilities	4,275.6	2,973.5
Long-term debt	32,850.1	31,075.3
Long-term lease liability	11,881.8	—
Long-term income taxes	2,219.6	2,081.2
Deferred revenues - initial franchise fees	640.1	627.8
Other long-term liabilities	976.5	1,096.3
Deferred income taxes	1,560.5	1,215.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,619.7	7,376.0
Retained earnings	51,359.5	50,487.0
Accumulated other comprehensive income (loss)	(2,663.1)	(2,609.5)
Common stock in treasury, at cost; 907.5 and 893.5 million shares	(64,931.9)	(61,528.5)
Total shareholders’ equity (deficit)	(8,599.2)	(6,258.4)
Total liabilities and shareholders’ equity (deficit)	$45,805.0	$32,811.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2019	2018	2019	2018
Revenues
Sales by Company-operated restaurants	$2,416.6	$2,511.0	$7,057.5	$7,641.5
Revenues from franchised restaurants	3,014.0	2,858.4	8,670.0	8,220.7
Total revenues	5,430.6	5,369.4	15,727.5	15,862.2
Operating costs and expenses
Company-operated restaurant expenses	1,967.7	2,047.9	5,821.0	6,309.3
Franchised restaurants-occupancy expenses	559.5	499.4	1,637.3	1,463.6
Selling, general & administrative expenses	543.6	515.2	1,575.8	1,590.4
Other operating (income) expense, net	(49.5)	(110.8)	(83.8)	(324.2)
Total operating costs and expenses	3,021.3	2,951.7	8,950.3	9,039.1
Operating income	2,409.3	2,417.7	6,777.2	6,823.1
Interest expense	280.6	250.1	838.9	727.1
Nonoperating (income) expense, net	(23.5)	8.9	(53.0)	31.3
Income before provision for income taxes	2,152.2	2,158.7	5,991.3	6,064.7
Provision for income taxes	544.3	521.4	1,538.1	1,555.7
Net income	$1,607.9	$1,637.3	$4,453.2	$4,509.0
Earnings per common share-basic	$2.13	$2.12	$5.85	$5.77
Earnings per common share-diluted	$2.11	$2.10	$5.80	$5.72
Dividends declared per common share	$2.41	$2.17	$4.73	$4.19
Weighted-average shares outstanding-basic	756.6	772.8	761.1	781.2
Weighted-average shares outstanding-diluted	763.9	779.6	768.1	788.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Net income	$1,607.9	$1,637.3	$4,453.2	$4,509.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(179.1)	(78.8)	(108.3)	(379.5)
Reclassification of (gain) loss to net income	—	—	46.8	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(145.5), $(19.0), $(177.6) and $(90.6)	(179.1)	(78.8)	(61.5)	(379.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	24.4	8.6	33.6	33.2
Reclassification of (gain) loss to net income	(13.4)	(5.2)	(30.4)	10.4
Cash flow hedges-net of tax benefit (expense) of $(3.3), $(1.2), $(1.0) and $(13.0)	11.0	3.4	3.2	43.6
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.1	—	0.5	(1.1)
Reclassification of (gain) loss to net income	1.5	2.1	4.2	7.1
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.0 and $(0.8)	1.6	2.1	4.7	6.0
Total other comprehensive income (loss), net of tax	(166.5)	(73.3)	(53.6)	(329.9)
Comprehensive income (loss)	$1,441.4	$1,564.0	$4,399.6	$4,179.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Operating activities
Net income	$1,607.9	$1,637.3	$4,453.2	$4,509.0
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	413.4	375.1	1,204.3	1,103.0
Deferred income taxes	78.5	31.1	190.8	114.7
Share-based compensation	29.6	36.0	90.1	99.7
Other	(64.2)	(52.7)	2.2	(198.3)
Changes in working capital items	221.5	444.3	292.2	(173.0)
Cash provided by operations	2,286.7	2,471.1	6,232.8	5,455.1
Investing activities
Capital expenditures	(548.7)	(703.8)	(1,661.8)	(1,867.9)
Purchases of restaurant and other businesses	(41.0)	(40.2)	(434.8)	(75.5)
Sales of restaurant businesses	49.4	109.5	249.9	439.4
Sales of property	21.1	11.3	112.3	135.8
Other	(73.6)	(98.1)	(529.7)	(203.0)
Cash (used for) investing activities	(592.8)	(721.3)	(2,264.1)	(1,571.2)
Financing activities
Net short-term borrowings	(600.7)	(801.4)	(105.6)	(5.7)
Long-term financing issuances	1,975.0	1,791.9	4,494.8	3,792.1
Long-term financing repayments	(667.9)	(1.9)	(2,064.1)	(1,004.7)
Treasury stock purchases	(1,467.8)	(1,040.7)	(3,531.3)	(4,280.8)
Common stock dividends	(876.9)	(779.8)	(2,646.7)	(2,363.4)
Proceeds from stock option exercises	73.4	69.2	323.4	236.2
Other	(12.7)	(5.3)	(23.5)	(12.1)
Cash (used for) financing activities	(1,577.6)	(768.0)	(3,553.0)	(3,638.4)
Effect of exchange rates on cash and cash equivalents	(73.5)	(30.8)	(104.4)	(134.8)
Cash and equivalents increase	42.8	951.0	311.3	110.7
Cash and equivalents at beginning of period	1,134.5	1,623.5	866.0	2,463.8
Cash and equivalents at end of period	$1,177.3	$2,574.5	$1,177.3	$2,574.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2018
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				4,509.0						4,509.0
Other comprehensive income (loss), net of tax					6.0	43.6	(379.5)			(329.9)
Comprehensive income										4,179.1
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($4.19 per share)				(3,251.4)						(3,251.4)
Treasury stock purchases								(26.7)	(4,280.8)	(4,280.8)
Share-based compensation			99.7							99.7
Stock option exercises and other			85.1					3.5	150.9	236.0
Balance at September 30, 2018	1,660.6	$16.6	$7,257.2	$49,076.2	$(184.2)	$27.1	$(2,351.2)	(889.7)	$(60,634.3)	$(6,792.6)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers."
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."

For the nine months ended September 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				4,453.2						4,453.2
Other comprehensive income (loss), net of tax					4.7	3.2	(61.5)			(53.6)
Comprehensive income										4,399.6
Common stock cash dividends ($4.73 per share)				(3,580.7)						(3,580.7)
Treasury stock purchases								(17.9)	(3,571.4)	(3,571.4)
Share-based compensation			90.1							90.1
Stock option exercises and other			153.6					3.9	168.0	321.6
Balance at September 30, 2019	1,660.6	$16.6	$7,619.7	$51,359.5	$(211.9)	$35.6	$(2,486.8)	(907.5)	$(64,931.9)	$(8,599.2)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2018
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2018	1,660.6	$16.6	$7,195.2	$49,106.7	$(186.4)	$23.8	$(2,272.4)	(884.8)	$(59,734.5)	$(5,851.0)
Net income				1,637.3						1,637.3
Other comprehensive income (loss), net of tax					2.2	3.3	(78.8)			(73.3)
Comprehensive income										1,564.0
Adoption of ASC 606 (1)										0.0
Adoption of ASU 2016-16 (2)										0.0
Common stock cash dividends ($2.17 per share)				(1,667.8)						(1,667.8)
Treasury stock purchases								(5.9)	(944.5)	(944.5)
Share-based compensation			36.0							36.0
Stock option exercises and other			26.0					1.0	44.7	70.7
Balance at September 30, 2018	1,660.6	$16.6	$7,257.2	$49,076.2	$(184.2)	$27.1	$(2,351.2)	(889.7)	$(60,634.3)	$(6,792.6)
(1) ASC 606, "Revenue Recognition - Revenue from Contracts with Customers." There was no impact from this guidance in the third quarter 2019.
(2) ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." There was no impact from this guidance in the third quarter 2019.

For the quarter ended September 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2019	1,660.6	$16.6	$7,549.5	$51,562.5	$(213.5)	$24.6	$(2,307.7)	(901.2)	$(63,440.8)	$(6,808.8)
Net income				1,607.9						1,607.9
Other comprehensive income (loss), net of tax					1.6	11.0	(179.1)			(166.5)
Comprehensive income										1,441.4
Common stock cash dividends ($2.41 per share)				(1,810.9)						(1,810.9)
Treasury stock purchases								(7.1)	(1,524.1)	(1,524.1)
Share-based compensation			29.6							29.6
Stock option exercises and other			40.6					0.8	33.0	73.6
Balance at September 30, 2019	1,660.6	$16.6	$7,619.7	$51,359.5	$(211.9)	$35.6	$(2,486.8)	(907.5)	$(64,931.9)	$(8,599.2)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2019, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2019	2018
Conventional franchised	21,758	21,586
Developmental licensed	7,473	7,103
Foreign affiliated	6,432	6,056
Total Franchised	35,663	34,745
Company-operated	2,635	2,812
Total Systemwide restaurants	38,298	37,557

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 7.3 million shares and 6.8 million shares for the quarters 2019 and 2018, respectively, and 7.0 million shares and 7.3 million shares for the nine months 2019 and 2018, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 0.1 million shares and 2.5 million shares for the quarters 2019 and 2018, respectively, and 0.1 million shares and 2.5 million shares for the nine months 2019 and 2018, respectively.
In September 2019, McDonald's Board of Directors declared a fourth quarter dividend of $1.25 per share of common stock, resulting in $934.0 million of dividends payable in December 2019.

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
At September 30, 2019, the fair value of the Company’s debt obligations was estimated at $36.4 billion, compared to a carrying amount of $32.9 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2019	December 31, 2018	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$32.7	$30.9	Accrued payroll and other liabilities	$(0.6)	$(0.7)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities	—	(0.1)
Foreign currency	Miscellaneous other assets	8.9	3.8	Other long-term liabilities	(1.6)	(1.3)
Interest rate	Miscellaneous other assets	22.6	—	Other long-term liabilities	—	(11.8)
Total derivatives designated as hedging instruments		$64.2	$34.7		$(2.2)	$(13.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$167.1	Accrued payroll and other liabilities	$(1.9)	$(2.7)
Foreign currency	Prepaid expenses and other current assets	14.2	4.5	Accrued payroll and other liabilities	(0.2)	—
Equity	Miscellaneous other assets	194.4	—
Total derivatives not designated as hedging instruments		$208.6	$171.6		$(2.1)	$(2.7)
Total derivatives		$272.8	$206.3		$(4.3)	$(16.6)

    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2019 and 2018, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2019	2018	2019	2018	2019	2018
Foreign currency	Nonoperating income/expense	$43.5	$42.9	$40.3	$(12.9)
Interest rate	Interest expense			(1.0)	(0.8)
Cash flow hedges		$43.5	$42.9	$39.3	$(13.7)

Foreign currency denominated debt	Nonoperating income/expense	$766.6	$501.6
Foreign currency derivatives	Nonoperating income/expense	11.9	4.2
Foreign currency derivatives(1)	Interest expense					$8.0	$1.6
Net investment hedges		$778.5	$505.8			$8.0	$1.6

Foreign currency	Nonoperating income/expense					$5.2	$17.4
Equity	Selling, general & administrative expenses					70.5	17.3
Undesignated derivatives						$75.7	$34.7
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At September 30, 2019, the carrying amount of fixed-rate debt that was effectively converted was $972.6 million, which included an increase of $22.6 million of cumulative hedging adjustments. For the nine months ended September 30, 2019, the Company recognized a $34.5 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2019, the Company had derivatives outstanding with an equivalent notional amount of $712.2 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2019, the $35.6 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2019, $12.3 billion of the Company's third party foreign currency denominated debt and $4.5 billion of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2019 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2019, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
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
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018

Rents	$1,935.9	$1,844.7	$5,582.1	$5,282.4
Royalties	1,067.6	1,003.9	3,056.1	2,908.6
Initial fees	10.5	9.8	31.8	29.7
Revenues from franchised restaurants	$3,014.0	$2,858.4	$8,670.0	$8,220.7

As of September 30, 2019, future gross minimum rent payments due to the Company under existing conventional franchise arrangements were:

In millions	Owned sites	Leased sites	Total
2019	$384.1	$356.3	$740.4
2020	1,516.2	1,382.6	2,898.8
2021	1,462.9	1,327.7	2,790.6
2022	1,401.0	1,247.8	2,648.8
2023	1,346.9	1,195.8	2,542.7
Thereafter	12,011.5	9,766.2	21,777.7
Total minimum payments	$18,122.6	$15,276.4	$33,399.0

Leasing Arrangements
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through improved leases (the Company leases the land and buildings). The Company determines whether an arrangement is a lease at inception. Lease terms for most restaurants, where market conditions allow, are generally for 20 years and, in many cases, provide for rent escalations and renewal options. Renewal options are typically solely at the Company’s discretion. Escalation terms vary by market with examples including fixed-rent escalations, escalations based on an inflation index and fair-value market adjustments. The timing of these escalations generally range from annually to every five years.
The following table provides detail of rent expense:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018

Restaurants	$387.0	$360.7	$1,144.9	$1,078.8
Other	19.8	21.7	57.7	65.9
Total rent expense	$406.8	$382.4	$1,202.6	$1,144.7

Rent expense included percent rents in excess of minimum rents (in millions) as follows - Quarter ended: 2019 - $74.2; 2018 - $79.4. Nine months ended: 2019 - $204.7; 2018 - $224.1.
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
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for operating leases was 4.0% as of September 30, 2019.
As of September 30, 2019, maturities of lease liabilities for our operating leases were as follows:

In millions	Total *
2019	$287.3
2020	1,117.9
2021	1,080.7
2022	1,037.1
2023	998.2
Thereafter	13,795.9
Total lease payments	$18,317.1
Less: imputed interest	(5,732.0)
Present value of lease liability	$12,585.1

*	Total lease payments include option periods that are reasonably assured of being exercised.
As of September 30, 2019, Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.

As of December 31, 2018, future minimum payments required under existing operating leases with initial terms of one year or more were:

In millions	Restaurant	Other	Total *
2019	$1,093.4	$51.3	$1,144.7
2020	1,032.1	51.0	1,083.1
2021	955.5	45.7	1,001.2
2022	873.8	35.7	909.5
2023	806.0	24.6	830.6
Thereafter	7,132.3	164.9	7,297.2
Total minimum payments	$11,893.1	$373.2	$12,266.3

*	Future minimum payments exclude option periods that have not yet been exercised.

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
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2019	2018	2019	2018
Revenues
U.S.	$1,990.4	$1,930.0	$5,844.2	$5,758.4
International Operated Markets	2,965.9	2,962.2	8,513.2	8,708.6
International Developmental Licensed Markets & Corporate	474.3	477.2	1,370.1	1,395.2
Total revenues	$5,430.6	$5,369.4	$15,727.5	$15,862.2
Operating Income
U.S.	$1,038.7	$1,061.8	3,039.4	3,059.0
International Operated Markets	1,284.0	1,246.9	3,550.8	3,485.0
International Developmental Licensed Markets & Corporate	86.6	109.0	187.0	279.1
Total operating income	$2,409.3	$2,417.7	6,777.2	6,823.1

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants. Of the 38,298 restaurants in 119 countries at September 30, 2019, 35,663 were licensed to franchisees.
Under McDonald’s conventional franchise arrangement, the Company generally owns or secures a long-term lease on the land and building for the restaurant location and the franchisee pays for equipment, signs, seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables us to achieve restaurant performance levels that are among the highest in the industry.
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
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
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. The organizational structure is designed to support the Company's efforts toward efficiently driving growth through the Velocity Growth Plan. Effective January 1, 2019, significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, throughout this report we present the International Developmental Licensed Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
Strategic Direction
The Company remains focused on delivering long-term growth through Systemwide execution of its customer-centric growth strategy - the Velocity Growth Plan (the "Plan"). The Plan is designed to drive sustainable comparable sales and guest count growth, reliable long-term measures of the Company's strength that are vital to growing shareholder value.
The Plan is underscored by a culture of innovation focused on elevating the customer experience through improved restaurant execution and creating excitement around our food and value offerings, while continuing to leverage technology to enable greater convenience and customer personalization. These actions are concentrated on retaining existing customers, regaining customers who visit less often and converting casual customers to committed customers.
With broad-based momentum, the Company continues to scale and optimize the Plan through the following growth accelerators:
•Experience of the Future ("EOTF"). Focuses on restaurant modernization in order to transform the restaurant service experience and enhance the brand in the eyes of our customers. EOTF provides enhanced hospitality via Guest Experience Leaders and table service in the restaurants, both of which have proven to be critical drivers of customer satisfaction. The modernization efforts are designed to provide a better customer experience, leading to increased customer visits and higher average check. In the U.S., the Company now has completed over 9,000 EOTF restaurants, representing approximately two thirds of U.S. restaurants, with substantially all U.S. restaurants expected to be converted by the end of 2020.
•Digital. Emphasizes improving the Company's existing service model through technology. By evolving its technology platform, the Company is expanding choices for how customers order, pay and are served their food. The added functionality of the Company’s global mobile app, self-order kiosks, and other technologies enable greater convenience for the customer on their terms. Earlier in 2019, the Company built on its digital foundation, acquiring Dynamic Yield, a leader in personalization and decision logic technology. The Company has implemented this technology via outdoor digital menu boards in over 9,500 U.S. drive-thrus and substantially all drive-thrus in Australia, offering customers a more customized experience and producing sales growth through higher average check. In the remainder of 2019, the Company will further deploy the Dynamic Yield technology in the U.S. at nearly all restaurants with outdoor digital menu boards. The Company continued to expand its technological capabilities via the creation of MCD Tech Labs and acquisition of Apprente in the fourth quarter 2019, an early-stage leader in conversational interface technology. This acquisition is expected to provide more efficient and accurate ordering in the drive-thru.
•Delivery. Offers a platform of added convenience, bringing McDonald's food to customers from about 23,000 McDonald's restaurants in over 80 countries. Customers are responding positively to delivery, as demonstrated by high satisfaction ratings, strong reorder rates, and average checks that are generally two times higher than average non-delivery transactions. The Company will remain focused on growing customer awareness and trial of delivery and will continue to add third-party delivery partners in order to maximize the System’s delivery scale and potential.
Under the Velocity Growth Plan, the Company will continue to focus on improving the taste of our delicious food, enhancing convenience and service through running great restaurants, and offering compelling value, which we believe will enhance our ability to deliver long-term sustainable growth.
Third Quarter and Nine Months 2019 Financial Performance
Global comparable sales increased 5.9% for both the quarter and nine months, reflecting strong top-line performance across all segments.

•
U.S. comparable sales increased 4.8% for the quarter and 5.0% for the nine months, reflecting national and local deal offerings and promotions, the continued positive impact from our EOTF deployment, as well as menu price increases.

•	International Operated segment comparable sales increased 5.6% for the quarter and 6.1% for the nine months, reflecting positive results across all markets, primarily driven by the U.K. and France.

•	International Developmental Licensed segment comparable sales increased 8.1% for the quarter and 7.3% for the nine months, reflecting strong sales performance across all geographic regions.
In addition to improved comparable sales performance, the Company achieved the following financial results in the quarter and nine months 2019:

•
Consolidated revenues increased 1% (3% in constant currencies) for the quarter and decreased 1% (increased 3% in constant currencies) for the nine months. The constant currency increase for both periods reflected strong comparable sales, partly offset by the impact of refranchising.

•	Systemwide sales increased 7% in constant currencies for the quarter and nine months.

•
Consolidated operating income was relatively flat with the prior year (increased 2% in constant currencies) for the quarter and decreased 1% (increased 3% in constant currencies) for the nine months. The constant currency increase for both periods reflected stronger operating performance primarily due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.

•
Diluted earnings per share of $2.11 was relatively flat with the prior year (increased 2% in constant currencies) for the quarter and increased 1% (5% in constant currencies) to $5.80 for the nine months. Refer to the Net Income and Diluted Earnings per Share section on page 22 for additional details.

•
The Company returned $2.4 billion to shareholders through share repurchases and dividends. This brings the cumulative return to shareholders to $22.5 billion against our targeted return of about $25 billion for the three-year period ending 2019. In addition, the Company announced an 8% increase in its quarterly dividend to $1.25 per share beginning in the third quarter 2019.

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

•
The Company expects full year 2019 selling, general and administrative expenses to increase about 1% to 2% in constant currencies as the Company invests in technology and research & development, including operating costs associated with newly acquired Dynamic Yield and Apprente.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2019 to increase about 13% to 15% reflecting the impact of higher average debt balances and interest incurred on certain Euro denominated deposits due to the current interest rate environment.

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

•	The Company expects the effective income tax rate for the full year 2019 to be in the 25% to 26% range.

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

•
Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance, because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist solely of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and foreign affiliates.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2019		September 30, 2019
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,416.6	(4)%	$7,057.5	(8)%
Revenues from franchised restaurants	3,014.0	5	8,670.0	5
Total revenues	5,430.6	1	15,727.5	(1)
Operating costs and expenses
Company-operated restaurant expenses	1,967.7	(4)	5,821.0	(8)
Franchised restaurants-occupancy expenses	559.5	12	1,637.3	12
Selling, general & administrative expenses	543.6	6	1,575.8	(1)
Other operating (income) expense, net	(49.5)	55	(83.8)	74
Total operating costs and expenses	3,021.3	2	8,950.3	(1)
Operating income	2,409.3	0	6,777.2	(1)
Interest expense	280.6	12	838.9	15
Nonoperating (income) expense, net	(23.5)	n/m	(53.0)	n/m
Income before provision for income taxes	2,152.2	0	5,991.3	(1)
Provision for income taxes	544.3	4	1,538.1	(1)
Net income	$1,607.9	(2)%	$4,453.2	(1)%
Earnings per common share-basic	$2.13	0%	$5.85	1%
Earnings per common share-diluted	$2.11	0%	$5.80	1%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2019	2018	2019
Revenues	$5,430.6	$5,369.4	$(117.2)
Company-operated margins	448.9	463.1	(9.9)
Franchised margins	2,454.5	2,359.0	(54.6)
Selling, general & administrative expenses	543.6	515.2	6.0
Operating income	2,409.3	2,417.7	(59.0)
Net income	1,607.9	1,637.3	(28.2)
Earnings per share-diluted	$2.11	$2.10	$(0.03)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2019	2018	2019
Revenues	$15,727.5	$15,862.2	$(569.5)
Company-operated margins	1,236.5	1,332.2	(50.8)
Franchised margins	7,032.7	6,757.1	(226.9)
Selling, general & administrative expenses	1,575.8	1,590.4	26.5
Operating income	6,777.2	6,823.1	(252.8)
Net income	4,453.2	4,509.0	(151.1)
Earnings per share-diluted	$5.80	$5.72	$(0.19)
The negative impact of foreign currency translation on consolidated operating results for the quarter and nine months primarily reflected the weakening of the Euro and most major currencies.

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 2% (flat in constant currencies) to $1,607.9 million, and diluted earnings per share was relatively flat (increased 2% in constant currencies) at $2.11. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the nine months, net income decreased 1% (increased 2% in constant currencies) to $4,453.2 million, and diluted earnings per share increased 1% (5% in constant currencies) to $5.80. Foreign currency translation had a negative impact of $0.19 on diluted earnings per share.
Results for the quarter and nine months in constant currencies reflected stronger operating performance primarily due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses, mostly in the U.S.
Results for the nine months 2019 included $80 million of pre-tax strategic charges, or $0.07 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters. Results for 2018 reflected income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act of $47 million, or $0.06 per share, for the quarter and $99 million, or $0.12 per share, for the nine months. Results for the nine months 2018 also included $94 million of pre-tax strategic restructuring charges, or $0.09 per share.
Excluding the above items, net income for the quarter decreased 4% (3% in constant currencies) and diluted earnings per share decreased 2% (1% in constant currencies), and for the nine months net income decreased 4% (flat in constant currencies) and diluted earnings per share decreased 1% (increased 2% in constant currencies).
Diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding due to share repurchases. During the quarter, the Company repurchased 7.1 million shares of stock for $1.5 billion, bringing total purchases for the nine months to 17.9 million shares or $3.6 billion. In addition, the Company paid a quarterly dividend of $1.16 per share, or $876.9 million, bringing total dividends paid for the nine months to $2.6 billion.

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended September 30,				Nine Months Ended September 30,
Quarters Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$2.11	$2.10	0%	2%	$5.80	$5.72	1%	5%
Income tax costs	—	0.06			—	0.12
Strategic charges	—	—			0.07	0.09
Non-GAAP earnings per share-diluted	$2.11	$2.16	(2)%	(1)%	$5.87	$5.93	(1)%	2%

Revenues
The Company's revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and foreign affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and foreign affiliates include a royalty based on a percent of sales, and may include initial fees. Initial franchise fees are recognized evenly over the franchise term.
Franchised restaurants represent approximately 93% of McDonald's restaurants worldwide at September 30, 2019. The Company's current mix of Company-owned and franchised restaurants enables the Company to generate stable and predictable revenue and cash flow streams. Refranchising to a greater percentage of franchised restaurants may negatively impact consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percent of sales.

REVENUES
Dollars in millions
Quarters Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$624.8	$637.3	(2)%	(2)%
International Operated Markets	1,639.7	1,695.4	(3)	(1)
International Developmental Licensed Markets & Corporate	152.1	178.3	(15)	(9)
Total	$2,416.6	$2,511.0	(4)%	(2)%
Franchised revenues
U.S.	$1,365.6	$1,292.7	6%	6%
International Operated Markets	1,326.2	1,266.8	5	9
International Developmental Licensed Markets & Corporate	322.2	298.9	8	10
Total	$3,014.0	$2,858.4	5%	8%
Total revenues
U.S.	$1,990.4	$1,930.0	3%	3%
International Operated Markets	2,965.9	2,962.2	0	3
International Developmental Licensed Markets & Corporate	474.3	477.2	(1)	3
Total	$5,430.6	$5,369.4	1%	3%

Nine Months Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,857.2	$2,042.8	(9)%	(9)%
International Operated Markets	4,749.5	5,085.0	(7)	(1)
International Developmental Licensed Markets & Corporate	450.8	513.7	(12)	(6)
Total	$7,057.5	$7,641.5	(8)%	(4)%
Franchised revenues
U.S.	$3,987.0	$3,715.6	7%	7%
International Operated Markets	3,763.7	3,623.6	4	10
International Developmental Licensed Markets & Corporate	919.3	881.5	4	10
Total	$8,670.0	$8,220.7	5%	9%
Total revenues
U.S.	$5,844.2	$5,758.4	1%	1%
International Operated Markets	8,513.2	8,708.6	(2)	3
International Developmental Licensed Markets & Corporate	1,370.1	1,395.2	(2)	4
Total	$15,727.5	$15,862.2	(1)%	3%

•
Revenues: Revenues increased 1% (3% in constant currencies) for the quarter and decreased 1% (increased 3% in constant currencies) for the nine months. The increase in constant currencies across all segments was primarily due to strong comparable sales, partly offset by the impact of refranchising.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2019 and 2018:

COMPARABLE SALES
	Increase/ (Decrease)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S.	4.8%	2.4%	5.0%	2.6%
International Operated Markets	5.6	5.7	6.1	6.2
International Developmental Licensed Markets & Corporate	8.1	5.1	7.3	5.5
Total	5.9%	4.2%	5.9%	4.5%
Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2019:

SYSTEMWIDE SALES*
	Quarter Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	5%	5%	5%	5%
International Operated Markets	3	7	2	8
International Developmental Licensed Markets & Corporate	9	11	4	9
Total	5%	7%	4%	7%

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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$9,721.7	$9,240.5	5%	5%
International Operated Markets	7,569.1	7,225.8	5	9
International Developmental Licensed Markets & Corporate	6,325.8	5,789.2	9	11
Total	$23,616.6	$22,255.5	6%	8%

Ownership type
Conventional franchised	$17,172.5	$16,366.0	5%	7%
Developmental licensed	3,769.3	3,463.5	9	13
Foreign affiliated	2,674.8	2,426.0	10	10
Total	$23,616.6	$22,255.5	6%	8%

Nine Months Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$28,283.0	$26,699.8	6%	6%
International Operated Markets	21,430.3	20,652.2	4	10
International Developmental Licensed Markets & Corporate	17,889.4	17,122.5	4	10
Total	$67,602.7	$64,474.5	5%	8%

Ownership type
Conventional franchised	$49,448.8	$47,222.8	5%	7%
Developmental licensed	10,648.9	10,149.0	5	13
Foreign affiliated	7,505.0	7,102.7	6	8
Total	$67,602.7	$64,474.5	5%	8%

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2019	2018	2019	2018
Franchised *
U.S.	78.8%	81.5%	$1,076.2	$1,052.9	2%	2%
International Operated Markets	80.2	80.1	1,063.1	1,015.2	5	9
International Developmental Licensed Markets & Corporate	97.8	97.3	315.2	290.9	8	11
Total	81.4%	82.5%	$2,454.5	$2,359.0	4%	6%
Company-operated
U.S.	15.6%	12.8%	$97.8	$81.3	20%	20%
International Operated Markets	21.3	21.9	348.8	371.3	(6)	(3)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m
Total	18.6%	18.4%	$448.9	$463.1	(3)%	(1)%

	Percent		Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2019	2018	2019	2018
Franchised *
U.S.	79.0%	81.6%	$3,148.9	$3,033.0	4%	4%
International Operated Markets	79.4	79.1	2,986.6	2,866.7	4	10
International Developmental Licensed Markets & Corporate	97.6	97.3	897.2	857.4	5	10
Total	81.1%	82.2%	$7,032.7	$6,757.1	4%	7%
Company-operated
U.S.	15.3%	14.9%	$284.8	$304.6	(7)%	(7)%
International Operated Markets	19.9	19.9	946.2	1,013.6	(7)	(2)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m
Total	17.5%	17.4%	$1,236.5	$1,332.2	(7)%	(3)%
n/m Not meaningful

* The adoption of Leases, Topic 842, ("new lease standard") had no impact on franchised margin dollars, but had a negative impact on the Company's franchised margin percent for the quarter and nine months of approximately 1.3% in the U.S. and 0.7% on a consolidated basis. The new lease standard clarified the presentation of sub-lease income and lease expense, requiring the straight-line impact of fixed rent escalations to be presented on a gross basis in lease income and lease expense. The Company expects this negative impact on the franchised margin percent to continue through 2019.

•
Franchised: Franchised margin dollars increased $95.5 million or 4% (6% in constant currencies) for the quarter and increased $275.6 million or 4% (7% in constant currencies) for the nine months. Both periods benefited from strong comparable sales performance across all segments, as well as expansion and the impact of refranchising.

•
U.S.: The decrease in the franchised margin percent for the quarter and nine months was primarily due to higher depreciation costs related to investments in EOTF and the impact of the new lease standard, partly offset by the benefit from strong comparable sales.

•	International Operated Markets: The increase in the franchised margin percent for the quarter and nine months primarily reflected the benefit from strong comparable sales.

•
Company-operated: Company-operated margin dollars decreased $14.2 million or 3% (1% in constant currencies) for the quarter and decreased $95.7 million or 7% (3% in constant currencies) for the nine months.

•
U.S.: The increase in the Company-operated margin percent for the quarter and nine months primarily reflected the benefit from positive comparable sales, partly offset by higher wages, commodity costs and depreciation expense associated with EOTF deployment.

•
International Operated Markets: The Company-operated margin percent decreased for the quarter and was flat for the nine months. Both periods reflected strong comparable sales offset by higher commodity, labor and occupancy & other costs.

The following table presents Company-operated restaurant margin components as a percent of sales.

CONSOLIDATED COMPANY-OPERATED RESTAURANT EXPENSES AND MARGINS AS A PERCENT OF SALES
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Food & paper	31.5%	31.2%	31.7%	31.4%
Payroll & employee benefits	28.1	28.8	28.9	29.4
Occupancy & other operating expenses	21.8	21.6	21.9	21.8
Total expenses	81.4%	81.6%	82.5%	82.6%
Company-operated margins	18.6%	18.4%	17.5%	17.4%

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $28.4 million or 6% (7% in constant currencies) for the quarter and decreased $14.6 million or 1% (increased 1% in constant currencies) for the nine months. The constant currency increase for both periods primarily reflected investments in technology and research & development. The nine months also reflected the benefit from comparison to prior year costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 2.1% and 2.2% for the nine months ended 2019 and 2018, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gains on sales of restaurant businesses	$(17.4)	$(68.0)	$(90.4)	$(256.7)
Equity in earnings of unconsolidated affiliates	(42.8)	(38.6)	(112.0)	(116.2)
Asset dispositions and other (income) expense, net	9.1	(4.7)	38.4	(45.1)
Impairment and other charges, net	1.6	0.5	80.2	93.8
Total	$(49.5)	$(110.8)	$(83.8)	$(324.2)

•	Gains on sales of restaurant businesses for the quarter and nine months decreased primarily due to fewer restaurant sales in the U.S.

•
The change in asset dispositions and other (income) expense, net for the nine months was primarily due to the comparison to prior year gains on the strategic sales of restaurant properties in the U.S. and Australia.

•
Impairment and other charges, net for the nine months 2019 primarily reflected $99.4 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market. Impairment was recorded to reflect the write-down of net assets to fair value in accordance with accounting rules. This was partly offset by $19.5 million of gains on the sales of property at the former Corporate headquarters which were impaired in 2015 based on estimated fair values. Results for the nine months 2018 reflected the strategic restructuring charge in the U.S. of $85.0 million.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2019	2018	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,038.7	$1,061.8	(2)%	(2)%
International Operated Markets	1,284.0	1,246.9	3	7
International Developmental Licensed Markets & Corporate	86.6	109.0	(21)	(15)
Total	$2,409.3	$2,417.7	0%	2%

Nine Months Ended September 30,	2019	2018	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$3,039.4	$3,059.0	(1)%	(1)%
International Operated Markets	3,550.8	3,485.0	2	8
International Developmental Licensed Markets & Corporate	187.0	279.1	(33)	(17)
Total	$6,777.2	$6,823.1	(1)%	3%

•
Operating Income: Operating income decreased $8.4 million or was relatively flat compared to prior year (increased 2% in constant currencies) for the quarter and decreased $45.9 million or 1% (increased 3% in constant currencies) for the nine months. The nine months 2019 was negatively impacted by $80 million of net impairment and strategic charges.

•
U.S.: Excluding the strategic restructuring charge of $85 million in the prior year, operating income decreased 3% for the nine months. Results for both the quarter and nine months reflected lower gains on sales of restaurant businesses, partly offset by higher franchised margin dollars.

•
International Operated Markets: The constant currency operating income increase for the quarter and nine months was primarily due to sales-driven improvements in franchised margin dollars across all markets.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. Operating margin was 43.1% and 43.0% for the nine months ended 2019 and 2018, respectively. Excluding the impact of the current year impairment and strategic charges and the prior year strategic restructuring charges, operating margin was 43.6% for the nine months ended 2019 and 2018.

Interest Expense

•
Interest expense increased 12% (13% in constant currencies) for the quarter and increased 15% (17% in constant currencies) for the nine months, reflecting higher average debt balances and the impact of interest incurred on certain Euro denominated deposits due to the current interest rate environment.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$(8.9)	$1.2	$(29.6)	$(4.4)
Foreign currency and hedging activity	(18.8)	(2.9)	(38.5)	16.3
Other expense, net	4.2	10.6	15.1	19.4
Total	$(23.5)	$8.9	$(53.0)	$31.3

Income Taxes

•	The effective income tax rate was 25.3% and 24.2% for the quarters ended 2019 and 2018, respectively, and 25.7% for both the nine months ended 2019 and 2018.

•
Results for the third quarter and nine months 2018 reflected $47 million and $99 million, respectively, of income tax costs associated with adjustments to the provisional amounts recorded in December 2017 under the Tax Act.

•
Excluding the impact of the adjustments to the prior year provisional amounts recorded in December 2017, the effective income tax rate was 22.0% for the third quarter 2018 and 24.0% for the nine months 2018. The lower effective income tax rate for the quarter 2018 primarily reflected new regulations issued in the third quarter of 2018.

Cash Flows and Financial Position
The Company generates significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $6.2 billion and exceeded capital expenditures by $4.6 billion for the nine months 2019. Cash provided by operations increased $0.8 billion compared with the nine months 2018, primarily due to lower tax payments along with other working capital changes.
Cash used for investing activities totaled $2.3 billion for the nine months 2019, an increase of $0.7 billion compared with the nine months 2018. The increase was primarily due to the Company’s strategic acquisitions of a real estate entity and Dynamic Yield.
Cash used for financing activities totaled $3.6 billion for the nine months 2019, relatively flat compared with the nine months 2018. Lower treasury stock purchases were mostly offset by net debt activity and higher dividends paid.
Debt obligations at September 30, 2019 totaled $32.9 billion compared with $31.1 billion at December 31, 2018. The increase was primarily due to net debt issuances.
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

•	Accelerate our existing strategies, including through growth opportunities, acquisitions, investments and partnerships.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, including in EOTF (which focuses on restaurant modernization), digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to refine our delivery initiatives, including through growing awareness and trial, and to enhance our drive thru technologies, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by new or continuing actions or product offerings of our competitors, which may have a short- or long-term impact on our results.
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, successfully develop and introduce new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics, which could have the overall effect of harming our business.
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
The Company's success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us.
Our success also relies on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by the creditworthiness of our franchisees or the Company or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex. The benefits of our more heavily franchised structure depend on various factors including whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards, whether we are able to successfully integrate them into our structure and whether their performance and the resulting ownership mix supports our brand and financial objectives.
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
We encounter differing cultural, regulatory, geopolitical and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System's success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald's customers and could drive unanticipated changes in customer perceptions and guest counts.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.’s decision to leave the European Union, whether through a negotiated exit over a period of time or without any agreement in place to govern post-exit relations, it is possible that there will be increased regulatory complexities, particularly in the event that the U.K. leaves the European Union without any agreement in place, as well as potential additional referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
If we do not effectively manage our real estate portfolio, our operating results may be negatively impacted.
We have significant real estate operations, primarily in connection with our restaurant business. We generally own or secure a long-term lease on the land and building for conventional franchised and Company-operated restaurant sites. We seek to identify and develop restaurant locations that offer convenience to customers and long-term sales and profit potential. As we generally secure long-term real estate interests for our restaurants, we have limited flexibility to quickly alter our real estate portfolio. The competitive business landscape continues to evolve in light of changing business trends, consumer preferences, trade area demographics, consumer use of digital and delivery, local competitive positions and other economic factors. If our restaurants are not located in desirable locations, or if we do not evolve in response to these factors, it could adversely affect Systemwide sales and profitability.

Our real estate values and the costs associated with our real estate operations are also impacted by a variety of other factors, including governmental regulations; insurance; zoning, tax and eminent domain laws; interest rate levels and the cost of financing. A significant change in real estate values, or an increase in costs as a result of any of these factors, could adversely affect our operating results.
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
We are also subject to legal and compliance risks and associated liability, such as in the areas of privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. For example, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. Failure to meet GDPR requirements could result in substantial penalties and materially adversely impact our financial results.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2019	1,909,249	$212.44	1,909,249	$4,561,651,408
August 1-31, 2019	2,514,744	216.35	2,514,744	4,017,582,355
September 1-30, 2019	2,700,126	212.75	2,700,126	3,443,143,021
Total	7,124,119	$213.94	7,124,119

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

Item 6. Exhibits

Exhibit Number		Description

(3)	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), filed August 6, 2019.

	(b)	By-Laws, as amended and restated with effect as of May 23, 2019, incorporated herein by reference from Exhibit 3 of Form 8-K (File No. 001-05231), filed May 30, 2019.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.
	(b)	Subordinated Debt Securities Indenture, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material Contracts

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

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	November 4, 2019	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer