Form 10-K
period 2019-12-31
MCDONALDS CORP
filed 2020-02-26
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-5231

McDONALD’S CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			36-2361282
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

110 North Carpenter Street,	Chicago,	Illinois	60607
(Address of principal executive offices)			(Zip code)
Registrant’s telephone number, including area code: (630) 623-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MCD	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 was $157,661,991,693.
The number of shares outstanding of the registrant’s common stock as of January 31, 2020 was 745,446,655.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2020 definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

McDONALD’S CORPORATION
TABLE OF CONTENTS

ORGANIZATION OF OUR ANNUAL REPORT ON FORM 10-K
The order and presentation of content in our Annual Report on Form 10-K ("Form 10-K") differs from the traditional U.S. Securities and Exchange Commission ("SEC") Form 10-K format. We believe that our format improves readability and better presents how we organize and manage our business. See "Form 10-K Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-K format.
All trademarks used herein are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as "could," "should," "continue," "estimate," "forecast," "intend," "look," “may,” “will,” “expect,” “believe,” “anticipate” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under "Financial Performance and Strategic Direction", "Outlook", or "Risk Factors" are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update such forward-looking statements. Therefore, you should not rely unduly on any forward-looking statements. Our business results are subject to a variety of risks, including those considerations or risks that are reflected in the "Risk Factors" section, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change or not be realized and our performance may be adversely affected.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
BUSINESS SUMMARY
a. General
Effective January 1, 2019, McDonald's operates under an organizational structure designed to support the Company's efforts toward efficiently driving growth through the Velocity Growth Plan (the "Plan"). The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, throughout this report we present the International Developmental Licensed Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
b. Description of business

•	General
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 38,695 restaurants at year-end 2019, 36,059 were franchised, which is 93% of McDonald's restaurants.
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
The Company is primarily a franchisor and believes franchising is paramount to delivering great-tasting food, locally relevant customer experiences and driving profitability. Franchising enables an individual to be their own employer and maintain control over all employment related matters, marketing and pricing decisions, while also benefiting from the strength of McDonald’s global brand, operating system and financial resources.
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
Conventional Franchise
Under a conventional franchise arrangement, the Company generally owns or secures a long-term lease on the land and building for the restaurant location and the franchisee pays for equipment, signs, seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables us to achieve restaurant performance levels that are among the highest in the industry.
Franchisees are also responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance, and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.

McDonald's Corporation 2019 Annual Report 3

The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. This structure enables McDonald’s to generate significant and predictable levels of cash flow.
Developmental License or Affiliate
Under a developmental license or affiliate arrangement, licensees are responsible for operating and managing the business, providing capital (including the real estate interest) and developing and opening new restaurants. The Company generally does not invest any capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) where the Company also has an equity investment and records its share of net results in Equity in earnings of unconsolidated affiliates.

•	Supply chain, food safety, and quality assurance
The Company and its franchisees purchase food, packaging, equipment, and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards. The Company has quality centers around the world designed to promote consistency of its high standards. The quality assurance process not only involves ongoing product reviews, but also on-site supplier visits. A Food Safety Advisory Council, composed of the Company’s internal food safety experts, as well as suppliers and outside academia, provides strategic global leadership for all aspects of food safety. We have ongoing programs to educate employees about food safety practices, and our suppliers and restaurant operators participate in food safety trainings where we share best practices on food safety and quality. In addition, the Company works closely with suppliers to encourage innovation and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.
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
McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, wraps, McDonald's Fries, salads, oatmeal, shakes, McFlurry desserts, sundaes, soft serve cones, pies, soft drinks, coffee, McCafé beverages and other beverages.
McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches and hotcakes.
In addition to these menu items, the restaurants sell a variety of other products during limited-time promotions.
Taste, quality, choice and nutrition are important to our customers, and we are continuously evolving our menu to meet our customers' needs, including testing new products on an ongoing basis.

•	Marketing
McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed to promote McDonald’s brand and differentiate the Company from competitors. Marketing and promotional efforts focus on value, quality, food taste, menu choice, nutrition, convenience and the customer experience.

•	Intellectual property
The Company owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. The Company considers the "McDonald's" trademark and the Golden Arches Logo to be of material importance to its business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. Patents, copyrights and licenses are of varying durations.

•	Seasonal operations
The Company does not consider its operations to be seasonal to any material degree.

•	Working capital practices
Information about the Company’s working capital practices is incorporated herein by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2019, 2018 and 2017 on pages 6 through 21 and the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017 on page 37 of this Form 10-K.

•	Customers
The Company’s business is not dependent upon either a single customer or small group of customers.

•	Government contracts
No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at government election.

•	Competition
McDonald’s restaurants compete with international, national, regional and local retailers of food products. The Company competes on the basis of price, convenience, service, experience, menu variety and product quality in a highly fragmented global restaurant industry.

McDonald's Corporation 2019 Annual Report 4

In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company’s primary competition, which is referred to as the informal eating out ("IEO") segment, includes the following restaurant categories defined by Euromonitor International: limited-service restaurants (which combines quick-service eating establishments and 100% home delivery/takeaway providers), street stalls or kiosks, cafés, specialist coffee shops, self-service cafeterias and juice/smoothie bars. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than providers with limited table service.
Based on data from Euromonitor International, the global IEO segment was composed of approximately 9 million outlets and generated $1.2 trillion in annual sales in 2018, the most recent year for which data is available. McDonald’s Systemwide 2018 restaurant business accounted for 0.4% of those outlets and 8.2% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 20 million outlets and generated $2.7 trillion in annual sales in 2018. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.6% of the sales.

•	Environmental matters
The Company continuously monitors developments related to environmental matters, and endeavors to improve its social responsibility and environmental practices to achieve long-term sustainability, which benefits McDonald’s and the communities it serves.
Actual or perceived effects of changes in weather patterns, climate, water resources, or packaging waste could have a direct or indirect impact on the operations of the System in ways which we cannot fully predict at this time.
The Company launched a framework in 2018, which includes the environment-related pillars of climate action, packaging and recycling, beef sustainability, and other sustainable sourcing efforts. These include goals and initiatives to reduce System greenhouse gas emissions, responsibly source ingredients and packaging, and increase the availability of recycling in restaurants to reduce waste, which the Company recognizes are also increasingly important to customers.
The Company monitors environment-related governmental initiatives and consumer preferences, and plans to respond in a timely and appropriate manner. Increased focus by certain governmental authorities or consumers on environmental matters may lead to new governmental initiatives or opportunities. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. Although the impact would likely vary by world region and/or market, we believe that adoption of new regulations may increase costs or operational complexity for the Company.

•	Number of employees
The Company’s number of employees worldwide, including its corporate and other office employees as well as Company-owned and operated restaurant employees, was approximately 205,000 as of year-end 2019.

McDonald's Corporation 2019 Annual Report 5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S VIEW OF THE BUSINESS
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures which are considered to be non-GAAP, including comparable sales and comparable guest count growth, Systemwide sales growth, return on incremental invested capital ("ROIIC"), free cash flow and free cash flow conversion rate, as described below. Management believes these measures are important in understanding the financial performance of the Company.

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

•
Comparable sales represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters. Comparable sales exclude the impact of currency translation, and, since 2017, also exclude sales from Venezuela due to its hyper-inflation. Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.

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

2019 FINANCIAL PERFORMANCE
In 2019, global comparable sales increased 5.9% and global comparable guest counts increased 1.0%, reflecting the continued execution against the Velocity Growth Plan.

•
Comparable sales in the U.S. increased 5.0% and comparable guest counts decreased 1.9%. The increase in comparable sales reflected strong sales of our iconic core products driven by promotional activity and the continued positive impact from our Experience of the Future ("EOTF") deployment, as well as menu price increases.

•
Comparable sales in the International Operated segment increased 6.1% and comparable guest counts increased 3.5%, reflecting positive results across all markets, primarily driven by the U.K. and France.

•	Comparable sales in the International Developmental Licensed segment increased 7.2% and comparable guest counts increased 2.2%, reflecting positive sales performance across all geographic regions.
In addition to improved comparable sales and guest count performance, the Company achieved the following financial results in 2019:

•	Consolidated revenues were relatively flat with the prior year (increased 3% in constant currencies) at $21.1 billion.

•	Systemwide sales increased 4% (7% in constant currencies) to $100.2 billion.

•
Consolidated operating income increased 3% (6% in constant currencies). Excluding the impact of current year and prior year impairment and strategic charges, operating income increased 1% (4% in constant currencies). Refer to the Operating Income section on page 15 for additional details.

•
Operating margin, defined as operating income as a percent of total revenues, increased from 42.0% in 2018 to 43.0% in 2019. Excluding the items referenced in the previous bullet point, operating margin increased from 43.1% in 2018 to 43.4% in 2019.

McDonald's Corporation 2019 Annual Report 6

•	Diluted earnings per share of $7.88 increased 5% (7% in constant currencies). Refer to the Net Income and Diluted Earnings Per Share section on page 10 for additional details.

•	Cash provided by operations was $8.1 billion.

•	Capital expenditures of $2.4 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings.

•	Free cash flow was $5.7 billion, a 36% increase over the prior year.

•	Across the System, about 1,200 restaurants (including those in our developmental licensee and affiliated markets) were opened.

•
One-year ROIIC was 22.8% and three-year ROIIC was 40.6% for the period ended December 31, 2019. Excluding significant investing cash flows resulting from the Company's strategic refranchising initiatives, three-year ROIIC was 24.6% (see reconciliation in Exhibit 12).

•	The Company increased its quarterly cash dividend per share by 8% to $1.25 for the fourth quarter, equivalent to an annual dividend of $5.00 per share.

•
The Company returned $8.6 billion to shareholders through share repurchases and dividends for the year, marking successful achievement of the Company's targeted return of $25 billion for the three-year period ending 2019.

STRATEGIC DIRECTION
The strength of the alignment among the Company, its franchisees and suppliers is key to McDonald's long-term success. By leveraging the System, McDonald’s is able to identify, implement and scale ideas that meet customers' changing needs and preferences. McDonald's continually builds on its competitive advantages of System alignment and geographic diversification to deliver consistent, yet locally-relevant restaurant experiences to customers as an integral part of their communities.
CUSTOMER-CENTRIC GROWTH STRATEGY
The Velocity Growth Plan, the Company’s customer-centric strategy, is rooted in extensive customer research and insights, along with a deep understanding of the key drivers of the business. The Plan is designed to drive sustainable comparable sales and guest count growth, reliable long-term measures of the Company's strength that are vital to growing shareholder value. In 2019, execution of the Plan drove further broad-based growth around the globe. In 2020, the Company will continue to focus on elevating the customer experience through improved restaurant execution and creating excitement around our food and value offerings, while continuing to leverage technology to enable greater convenience and customer personalization.
The Company continues to target the opportunity at the core of its business - its food, value and customer experience. The strategy is built on the following three pillars, all focusing on building a better McDonald’s:

•	Retaining existing customers - focusing on areas where it already has a strong foothold in the IEO category, including family occasions and food-led breakfast.

•	Regaining customers who visit less often - recommitting to areas of historic strength, namely food taste and quality, convenience and speed, experience and value.

•
Converting casual to committed customers - building stronger relationships with customers so they visit more often, by elevating and leveraging the McCafé coffee brand and enhancing snack and treat offerings.

The Company continues to scale and optimize the Plan through the following growth accelerators:

•
Experience of the Future. The Company is building upon its investments in EOTF, focusing on restaurant modernization in order to transform the restaurant service experience and enhance our brand in the eyes of our customers. The modernization efforts are designed to provide a better customer experience, leading to increased frequency of customer visits and higher average check. As of the end of 2019, EOTF is deployed in over half of the restaurants in our global system, with most of the major markets substantially complete. In 2019, the U.S. converted about 2,000 restaurants to EOTF, resulting in about 70% of the U.S. restaurants now having EOTF. In 2020, the Company will further deploy EOTF around the globe, including converting about 1,800 of the remaining restaurants in the U.S. to EOTF.

•
Digital. The Company is improving its existing service model with customers through technology. Digital technology is transforming the retail industry, and the Company is using it to transform McDonald’s for our customers at an accelerated pace. By evolving the technology platform, the Company is expanding choices for how customers order, pay and are served their food. The added functionality of the Company’s global mobile app, self-order kiosks, and other technologies enable greater convenience for the customer on their terms. In 2019, the Company built on its digital foundation, acquiring Dynamic Yield, a leader in personalization and decision logic technology. The Company has implemented this technology via outdoor digital menu boards in over 11,000 U.S. drive-thrus, offering customers a more customized experience and producing sales growth through higher average check. This technology is also deployed in nearly all drive-thrus in Australia, and we are looking to deploy across further international markets beginning in 2020. The Company continued to expand its technological capabilities via the acquisition of Apprente, an early-stage leader in conversational interface technology. This technology is expected to provide more efficient and accurate ordering in the drive-thru. In 2020, the Company will continue to utilize more personalized digital initiatives to engage customers, grow awareness and adoption of digital offerings, and support our menu offerings.

McDonald's Corporation 2019 Annual Report 7

•
Delivery.  The Company continues to build momentum with its delivery platform as a way of expanding the convenience for its customers. In 2019, McDonald’s continued to add third-party delivery partners in order to maximize the System’s delivery scale and potential. Across the global system, nearly 25,000 restaurants now offer delivery. Customers are responding positively, as demonstrated by high satisfaction ratings, strong reorder rates, and average checks that are generally two times higher than average non-delivery transactions. Further, in some of our top markets, delivery now represents as much as 10% of sales in those restaurants offering delivery. Consequently, McDonald’s global delivery business has grown to over $4 billion in Systemwide sales in 2019, up from $1 billion in 2016. We continue to see great runway ahead of us to drive awareness and trial of delivery, and are focusing on efforts to encourage frequency and retention in 2020 and beyond.

The Plan is a global strategy that is tailored at a market level to allow for the best customer experience and most convenience for our valued customers. While the Plan provides a consistent framework on how to retain, regain, and convert customers, the execution varies across the globe. The U.S., for example, remains centered on returning to guest count growth by focusing on running better restaurant operations, introducing new menu items and offering compelling value. In addition, we will continue transforming the customer experience through aggressive execution of the growth accelerators of EOTF, digital and delivery. In 2020, the markets around the world will continue to make progress on the three pillars of the Plan and its growth accelerators, focusing on food, value and customer convenience.
Our Plan also includes the Company further embedding actions in response to certain social and environmental issues into the core of our business. As one of the world’s largest restaurant companies, our approach highlights our commitment to global actions that are consistent with our strategic priorities and provides an opportunity to collaborate with our franchisees and suppliers to drive meaningful progress. We recognize that our success in advancing these initiatives will be demonstrated as customers continue to feel good about visiting McDonald’s restaurants and eating our food.
While we are working to address many challenges facing society today, we are elevating global action where we believe we can make the greatest difference in driving industry-wide change. Our priorities reflect the social and environmental impacts of our food and our business. Highlights include science-based targets for greenhouse gas emissions reductions and climate action, advancing sustainable practices in beef production with suppliers and producers, driving innovative solutions for our packaging and recycling efforts, and ongoing commitments to support families and provide opportunities for youth in our communities. In 2019, for example, we made progress toward our 2030 climate action target with the addition of significant investments in renewable energy projects in the U.S.; we achieved our goal of 100% sustainably sourced McCafé coffee for U.S. restaurants; and we continued to make a difference for families through innovation in our food offerings, reading programs and support for Ronald McDonald House Charities.
The Company is confident, that under the Plan, we will continue to improve the taste of our delicious food, enhance convenience and service through running great restaurants, offer compelling value, and heighten the trust consumers place in our brand, which we believe will enable us to deliver long-term sustainable growth.

McDonald's Corporation 2019 Annual Report 8

OUTLOOK
2020 Outlook
The following information is provided to assist in forecasting the Company’s future results.

•
Changes in Systemwide sales are driven by comparable sales, net restaurant unit expansion, and the potential impacts of hyper-inflation. The Company expects net restaurant additions to add approximately 1.5 percentage points to 2020 Systemwide sales growth (in constant currencies).

•
The Company expects full year 2020 selling, general and administrative expenses to increase about 5% to 7% in constant currencies as the Company invests in technology and research & development, and incurs costs related to the Worldwide Owner/Operator Convention, which will occur in the second quarter 2020.

•	Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2020 to increase about 4% to 6% due primarily to higher average debt balances.

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

•	The Company expects the effective income tax rate for the full year 2020 to be in the 23% to 25% range. Some volatility may result in a quarterly tax rate outside of the annual range.

•
The Company expects capital expenditures for 2020 to be approximately $2.4 billion. About $1.3 billion will be dedicated to our U.S. business, over half of which is allocated to approximately 1,800 EOTF projects. Globally, we expect to open roughly 1,400 restaurants. We will spend approximately $800 million in the U.S. and International Operated segments to open 400 restaurants and our developmental licensees and affiliates will contribute capital towards the remaining 1,000 restaurant openings in the International Developmental Licensed segment. The Company expects about 1,000 net restaurant additions in 2020.

Long-Term Outlook

•	Over the long-term, the Company expects to achieve the following average annual (constant currency) financial targets:

◦	Systemwide sales growth of 3% to 5%;

◦	Operating margin in the mid-40% range;

◦	Earnings per share growth in the high-single digits; and

◦	Return on incremental invested capital in the mid-20% range.

McDonald's Corporation 2019 Annual Report 9

CONSOLIDATED OPERATING RESULTS

Operating results
		2019		2018	2017
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$9,421	(6%)	$10,013	(21%)	$12,719
Revenues from franchised restaurants	11,656	6	11,012	9	10,101
Total revenues	21,077	0	21,025	(8)	22,820
Operating costs and expenses
Company-operated restaurant expenses	7,761	(6)	8,266	(21)	10,410
Franchised restaurants-occupancy expenses	2,201	12	1,973	10	1,789
Selling, general & administrative expenses	2,229	1	2,200	(1)	2,231
Other operating (income) expense, net	(184)	22	(237)	80	(1,163)
Total operating costs and expenses	12,007	(2)	12,202	(8)	13,267
Operating income	9,070	3	8,823	(8)	9,553
Interest expense	1,122	14	981	7	922
Nonoperating (income) expense, net	(70)	n/m	26	(56)	58
Income before provision for income taxes	8,018	3	7,816	(9)	8,573
Provision for income taxes	1,993	5	1,892	(44)	3,381
Net income	$6,025	2%	$5,924	14%	$5,192
Earnings per common share—diluted	$7.88	5%	$7.54	18%	$6.37
Weighted-average common shares outstanding— diluted	764.9	(3%)	785.6	(4%)	815.5
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.
In 2019, results reflected the weakening of the Euro and most other major currencies. In 2018, results reflected the stronger Euro and British Pound. In 2017, results reflected the stronger Euro, offset by the weaker British Pound.
Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2019	2018	2017	2019	2018	2017
Revenues	$21,077	$21,025	$22,820	$(606)	$123	$186
Company-operated margins	1,660	1,747	2,309	(51)	4	17
Franchised margins	9,455	9,039	8,312	(256)	57	25
Selling, general & administrative expenses	2,229	2,200	2,231	29	(13)	(10)
Operating income	9,070	8,823	9,553	(280)	56	28
Net income	6,025	5,924	5,192	(165)	33	2
Earnings per common share—diluted	7.88	7.54	6.37	(0.21)	0.04	—

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2019, net income increased 2% (4% in constant currencies) to $6.0 billion and diluted earnings per common share increased 5% (7% in constant currencies) to $7.88. Foreign currency translation had a negative impact of $0.21 on diluted earnings per share.
In 2018, net income increased 14% (13% in constant currencies) to $5.9 billion and diluted earnings per common share increased 18% (18% in constant currencies) to $7.54. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
Results in 2019 reflected stronger operating performance primarily due to an increase in sales-driven franchised margin dollars, partly offset by lower gains on sales of restaurant businesses (mostly in the U.S.) and higher G&A spend. Results in 2018 reflected a lower effective tax rate, and stronger operating performance due to an increase in sales-driven franchised margin dollars, partly offset by lower Company-operated margin dollars due to the impact of refranchising.

McDonald's Corporation 2019 Annual Report 10

Outlined below is additional information for the full year 2019, 2018, and 2017:

Diluted Earnings Per Common Share Reconciliation
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
	2019	2018	2017	2019	2018	2019	2018
GAAP earnings per share-diluted	$7.88	$7.54	$6.37	5%	18%	7%	18%
Income tax (benefit) cost, net	(0.11)	0.10	0.82
Strategic charges	0.07	0.26	(0.53)
Non-GAAP earnings per share-diluted	$7.84	$7.90	$6.66	(1)%	19%	2%	18%

Included in the 2019 results were:

◦	$84 million, or $0.11 per share, of income tax benefit due to new regulations issued in the fourth quarter 2019 related to the Tax Act; and

◦
$74 million of pre-tax strategic charges, or $0.07 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters.

Included in the 2018 results were:

◦	$75 million, or $0.10 per share, of net tax cost associated with the final 2018 adjustments to the provisional amounts recorded in December 2017 under the Tax Act;

◦	$140 million of pre-tax, non-cash impairment charges, or $0.17 per share; and

◦	$94 million of pre-tax strategic restructuring charges, or $0.09 per share.
Included in the 2017 results were:

◦	$700 million of net tax cost associated with the Tax Act, or $0.82 per share; and

◦
a pre-tax gain of $850 million on the sale of the Company’s businesses in China and Hong Kong, offset in part by $150 million of restructuring and impairment charges in connection with the Company’s global G&A and refranchising initiatives, for a net benefit of $0.53 per share.

Excluding the above 2019 and 2018 items, 2019 net income decreased 3% (1% in constant currencies), and diluted earnings per share decreased 1% (increased 2% in constant currencies). Excluding items impacting 2018 and 2017, 2018 net income increased 14% (14% in constant currencies), and diluted earnings per share increased 19% (18% in constant currencies).
The Company repurchased 25.0 million shares of its stock for $5.0 billion in 2019 and 32.2 million shares of its stock for $5.2 billion in 2018, driving reductions in weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share.

REVENUES
The Company's revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. Initial fees are recognized evenly over the franchise term.
Franchised restaurants represent 93% of McDonald's restaurants worldwide at December 31, 2019. The Company's current mix of Company-owned and franchised restaurants enables the Company to generate stable and predictable revenue and cash flow streams. Refranchising to a greater percentage of franchised restaurants may negatively impact consolidated revenues as Company-operated sales are replaced by franchised revenues, where the Company receives rent and/or royalty revenue based on a percent of sales.
In 2019, revenues were relatively flat with the prior year (increased 3% in constant currencies). The constant currency increase was primarily due to strong comparable sales, partly offset by the impact of refranchising. In 2018, revenues decreased 8% (8% in constant currencies), reflecting the Company's strategic refranchising initiatives, partly offset by positive comparable sales.

McDonald's Corporation 2019 Annual Report 11

Revenues
	Amount			Increase/(decrease)			Increase/(decrease) excluding currency translation
Dollars in millions	2019	2018	2017	2019	2018		2019	2018
Company-operated sales:
U.S.	$2,490	$2,665	$3,260	(7%)	(18%)		(7%)	(18%)
International Operated Markets	6,334	6,668	6,845	(5)	(3)		(1)	(3)
International Developmental Licensed Markets & Corporate	597	680	2,614	(12)	(74)	*	(7)	(75)	*
Total	$9,421	$10,013	$12,719	(6%)	(21%)		(3%)	(22%)
Franchised revenues:
U.S.	$5,353	$5,001	$4,746	7%	5%		7%	5%
International Operated Markets	5,064	4,839	4,271	5	13		10	11
International Developmental Licensed Markets & Corporate	1,239	1,172	1,084	6	8		10	11
Total	$11,656	$11,012	$10,101	6%	9%		9%	8%
Total revenues:
U.S.	$7,843	$7,666	$8,006	2%	(4%)		2%	(4%)
International Operated Markets	11,398	11,507	11,116	(1)	4		4	2
International Developmental Licensed Markets & Corporate	1,836	1,852	3,698	(1)	(50)	*	4	(50)	*
Total	$21,077	$21,025	$22,820	0%	(8%)		3%	(8%)
* Reflects the impact of refranchising the Company's businesses in China and Hong Kong in 2017.

•	U.S.: Revenues in 2019 and 2018 reflected positive comparable sales. The impact of refranchising partly offset these benefits in 2019 and more than offset these benefits in 2018.

•	International Operated Markets: In 2019 and 2018, the constant currency increase in revenues reflected positive comparable sales across all markets, partly offset by the impact of refranchising.
The following tables present comparable sales, comparable guest counts and Systemwide sales increases/(decreases):

Comparable sales and guest count increases/(decreases)

	2019		2018		2017
	Sales	Guest Counts	Sales	Guest Counts	Sales	Guest Counts
U.S.	5.0%	(1.9%)	2.5%	(2.2%)	3.6%	1.0%
International Operated Markets	6.1	3.5	6.1	2.8	5.6	2.7
International Developmental Licensed Markets & Corporate**	7.2	2.2	5.6	1.0	8.0	2.5
Total**	5.9%	1.0%	4.5%	0.2%	5.3%	1.9%
** The Company excludes sales from markets identified as hyper-inflationary (currently, only Venezuela) from the comparable sales calculation as the Company believes this more accurately reflects the underlying business trends.

Systemwide sales increases/(decreases)***

			Increase/(decrease) excluding currency translation
	2019	2018	2019	2018
U.S.	5%	2%	5%	2%
International Operated Markets	3	10	8	8
International Developmental Licensed Markets & Corporate	5	6	10	9
Total	4%	6%	7%	6%
*** Unlike comparable sales, the Company has not excluded hyper-inflationary market results (currently, only Venezuela) from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. The difference between comparable sales growth rates and Systemwide sales growth rates are due to both restaurant expansion and the hyper-inflationary impact.

McDonald's Corporation 2019 Annual Report 12

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)			Increase/(decrease) excluding currency translation
Dollars in millions	2019	2018	2017	2019	2018		2019	2018
U.S.	$37,923	$35,860	$34,379	6%	4%		6%	4%
International Operated Markets	28,853	27,557	24,386	5	13		10	11
International Developmental Licensed Markets & Corporate	23,981	22,717	19,426	6	17	*	10	20	*
Total	$90,757	$86,134	$78,191	5%	10%		8%	10%

Ownership type
Conventional franchised	$66,415	$63,251	$59,151	5%	7%		7%	6%
Developmental licensed	14,392	13,519	12,546	6	8		13	13
Foreign affiliated	9,950	9,364	6,494	6	44	*	7	42	*
Total	$90,757	$86,134	$78,191	5%	10%		8%	10%
* Reflects the impact of refranchising the Company's businesses in China and Hong Kong in 2017.

FRANCHISED MARGINS
Franchised margin dollars represent revenues from franchised restaurants less the Company’s costs associated with those restaurants, primarily occupancy costs (rent and depreciation). Franchised margin dollars represented about 85% of the combined restaurant margins in 2019 and 2018, and about 80% in 2017.
In 2019, franchised margin dollars increased $416 million or 5% (7% in constant currencies). In 2018, franchised margin dollars increased $727 million or 9% (8% in constant currencies). For both 2019 and 2018, the increases were due to positive comparable sales performance across all segments, as well as expansion and the impact of refranchising.

Franchised margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2019		2018		2017		2019	2018	2019	2018
U.S.	$4,227	79.0%	$4,070	81.4%	$3,913	82.4%	4%	4%	4%	4%
International Operated Markets	4,018	79.3	3,829	79.1	3,365	78.8	5	14	10	11
International Developmental Licensed Markets & Corporate	1,210	97.7	1,140	97.3	1,034	95.4	6	10	11	13
Total	$9,455	81.1%	$9,039	82.1%	$8,312	82.3%	5%	9%	7%	8%
The adoption of Accounting Standard Codification ("ASC") Topic 842, "Leases" ("ASC 842") had no impact on franchised margin dollars, but had a negative impact on the Company's franchised margin percent for 2019 of approximately 1.3% in the U.S. and 0.7% on a consolidated basis. ASC 842 clarified the presentation of sub-lease income and lease expense, requiring the straight-line impact of fixed rent escalations to be presented on a gross basis in lease income and lease expense.

•
U.S.: In 2019 and 2018, the decreases in the franchised margin percents were primarily due to higher depreciation costs related to investments in EOTF, partly offset by the benefit from positive comparable sales. 2019 also reflected the impact of the new lease standard.

•	International Operated Markets: In 2019 and 2018, the increases in the franchised margin percent primarily reflected the benefit from strong comparable sales.

McDonald's Corporation 2019 Annual Report 13

COMPANY-OPERATED MARGINS
Company-operated margin dollars represent sales by Company-operated restaurants less the operating costs of these restaurants. In 2019, Company-operated margin dollars decreased $87 million or 5% (2% in constant currencies). In 2018, Company-operated margin dollars decreased $562 million or 24% (25% in constant currencies) primarily reflecting the Company's sale of its businesses in China and Hong Kong in 2017.
Company-operated margins

	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2019		2018		2017		2019	2018	2019	2018
U.S.	$388	15.6%	$397	14.9%	$523	16.0%	(2%)	(24%)	(2%)	(24%)
International Operated Markets	1,266	20.0	1,327	19.9	1,336	19.5	(5)	(1)	(1)	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,660	17.6%	$1,747	17.4%	$2,309	18.2%	(5%)	(24%)	(2%)	(25%)
n/m Not meaningful

•
U.S.: In 2019, the increase in the Company-operated margin percent primarily reflected the benefit from positive comparable sales, partly offset by higher commodity costs, wages and depreciation expense associated with EOTF deployment. In 2018, the Company-operated margin percent decreased, reflecting the impact of accelerated deployment of EOTF (including the related decrease in labor productivity and higher depreciation expense), and higher wages and commodity costs, which more than offset the benefit from positive comparable sales and refranchising.

•
International Operated Markets: In 2019 and 2018, the increase in the Company-operated margin percent was primarily due to strong comparable sales partly offset by higher labor and occupancy & other costs.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Consolidated selling, general and administrative expenses increased 1% (3% in constant currencies) in 2019 and decreased 1% (2% in constant currencies) in 2018. The results for 2019 and 2018 reflected investments in technology and research & development. The decrease in 2018 also reflected lower employee-related costs, partly offset by costs related to the 2018 Worldwide Owner/Operator Convention and sponsorship of the 2018 Winter Olympics.
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2019	2018	2017	2019	2018	2019	2018
U.S.	$587	$591	$624	(1%)	(5%)	(1%)	(5%)
International Operated Markets	629	641	654	(2)	(2)	3	(4)
International Developmental Licensed Markets & Corporate(1)	1,013	968	953	5	2	5	2
Total Selling, General & Administrative Expenses	$2,229	$2,200	$2,231	1%	(1%)	3%	(2%)

Less: Incentive-Based Compensation(2)	289	284	336	2%	(16%)	3%	(16%)
Total Excluding Incentive-Based Compensation	$1,940	$1,916	$1,895	1%	1%	3%	1%

(1)
Included in International Developmental Licensed Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, information technology and R&D, legal, marketing, restaurant operations, supply chain and training.

(2)	Includes all cash incentives and share-based compensation expense.
Selling, general and administrative expenses as a percent of Systemwide sales was 2.2% in 2019, 2.3% in 2018 and 2.5% in 2017. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

McDonald's Corporation 2019 Annual Report 14

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2019	2018	2017
Gains on sales of restaurant businesses	$(127)	$(304)	$(295)
Equity in earnings of unconsolidated affiliates	(154)	(152)	(184)
Asset dispositions and other (income) expense, net	23	(13)	19
Impairment and other charges (gains), net	74	232	(703)
Total	$(184)	$(237)	$(1,163)

•	Gains on sales of restaurant businesses
In 2019, gains on sales of restaurant businesses decreased primarily due to fewer restaurant sales in the U.S.

•	Impairment and other charges (gains), net
In 2019, impairment and other charges (gains), net primarily reflected $99.4 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market. Impairment was recorded to reflect the write-down of net assets to fair value in accordance with accounting rules. This was partly offset by $20.3 million of gains on the sales of property at the former Corporate headquarters which were impaired in 2015 based on estimated fair values.
The results in 2018 reflected $140 million of impairment charges due to the Company’s assessment of the recoverability of long-lived assets as well as the strategic restructuring charge in the U.S. of $85.0 million.
The results in 2017 reflected a gain on the Company's sale of its businesses in China and Hong Kong of $850 million, partly offset by $150 million of restructuring and impairment charges.
OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2019	2018	2017	2019	2018	2019	2018
U.S.	$4,069	$4,016	$4,023	1%	0%	1%	0%
International Operated Markets	4,789	4,643	4,173	3	11	8	9
International Developmental Licensed Markets & Corporate	212	164	1,357	29	(88)	59	(86)
Total	$9,070	$8,823	$9,553	3%	(8%)	6%	(8%)

•
Operating Income: Results for 2019 included $74 million of net impairment and strategic charges. Results for 2018 included $140 million of impairment charges and $94 million of strategic restructuring charges. Results for 2017 included a gain on the Company's sale of its businesses in China and Hong Kong of $850 million, partly offset by $150 million of restructuring and impairment charges. Excluding these current year and prior year items, operating income increased 1% (4% in constant currencies) for 2019 and increased 2% (2% in constant currencies) for 2018.

•
U.S.: Excluding the 2018 strategic restructuring charge of $85 million, operating income decreased 1% for 2019 and increased 2% for 2018. 2019 results reflected lower gains on sales of restaurant businesses, partly offset by higher franchised margin dollars. 2018 results reflected higher franchised margin dollars and lower G&A costs, partly offset by lower Company-operated margin dollars.

•
International Operated Markets: In 2019 and 2018, the constant currency operating income increase was primarily due to sales-driven improvements in franchised margin dollars. 2018 results also reflected higher gains on sales of restaurant businesses in the U.K. and Australia compared to 2017.

•
Operating margin: Operating margin was 43.0% in 2019, 42.0% in 2018 and 41.9% in 2017. Excluding the impact of the current and prior year impairment and strategic charges, as well as the 2017 refranchising gain, operating margin was 43.4%, 43.1% and 38.8% for the years ended 2019, 2018 and 2017, respectively.

INTEREST EXPENSE
Interest expense increased 14% (16% in constant currencies) and 7% (6% in constant currencies) in 2019 and 2018, respectively. Both periods reflected higher average debt balances. Interest expense in 2019 also reflected the impact of interest incurred on certain Euro denominated deposits due to the current interest rate environment, while 2018 results reflected lower average interest rates.

McDonald's Corporation 2019 Annual Report 15

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2019	2018	2017
Interest income	$(37)	$(4)	$(7)
Foreign currency and hedging activity	(48)	5	26
Other expense	15	25	39
Total	$(70)	$26	$58
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

PROVISION FOR INCOME TAXES
In 2019, 2018 and 2017, the reported effective income tax rates were 24.9%, 24.2% and 39.4%, respectively.
The effective income tax rate for 2019 reflected $84 million of income tax benefit due to new regulations issued in the fourth quarter 2019 related to the Tax Act. Excluding the income tax benefit, the effective income tax rate was 25.9% for the year 2019.
The effective income tax rate for 2018 reflected the final 2018 adjustments to the provisional amounts recorded in 2017 under the Tax Act of $75 million net tax cost. Excluding the 2018 impact of the Tax Act and impairment charges, the effective income tax rate was 22.9% for the year 2018.
Excluding these current year and prior year items, the lower effective income tax rate for 2018 primarily reflected a benefit from a change in tax reserves as a result of global audit progression, as well as lower tax costs in 2018 related to ongoing taxes under the Tax Act.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $5.3 billion in 2019 and $2.0 billion in 2018. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included on page 39 of this Form 10-K.
CASH FLOWS
The Company generates significant cash from its operations and has substantial credit availability and capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $8.1 billion in 2019, an increase of $1.1 billion or 17%. Free cash flow was $5.7 billion in 2019, an increase of $1.5 billion or 36%. The Company’s free cash flow conversion rate was 95% in 2019 and 71% in 2018 (see reconciliation in Exhibit 12). Cash provided by operations increased in 2019 compared to 2018 primarily due to a decrease in accounts receivable and lower income tax payments. In 2018, cash provided by operations totaled $7.0 billion, an increase of $1.4 billion or 25% compared with 2017, primarily due to lower tax payments.
Cash used for investing activities totaled $3.1 billion in 2019, an increase of $616 million compared with 2018. The increase was primarily due to the Company’s strategic acquisitions of a real estate entity, Dynamic Yield and Apprente, partly offset by lower capital expenditures. Cash used for investing activities totaled $2.5 billion in 2018, an increase of $3.0 billion compared with 2017. The increase was primarily due to lower proceeds from the sale of restaurant businesses in 2018 including the comparison to the proceeds received in 2017 associated with the sale of the Company's businesses in China and Hong Kong, as well as higher capital expenditures.
Cash used for financing activities totaled $5.0 billion in 2019, a decrease of $955 million compared with 2018, primarily due to net debt activity. Cash used for financing activities totaled $5.9 billion in 2018, an increase of $639 million compared with 2017, primarily due to higher treasury stock purchases.
The Company’s cash and equivalents balance was $899 million and $866 million at year end 2019 and 2018, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2019, the Company opened 1,231 restaurants and closed 391 restaurants. In 2018, the Company opened 1,081 restaurants and closed 467 restaurants.
Systemwide restaurants at year end

	2019	2018	2017
U.S.	13,846	13,914	14,036
International Operated Markets	10,465	10,263	10,098
International Developmental Licensed Markets & Corporate	14,384	13,678	13,107
Total	38,695	37,855	37,241
Approximately 93% of the restaurants at year-end 2019 were franchised, including 95% in the U.S., 84% in International Operated Markets and 98% in the International Developmental Licensed Markets.
Capital expenditures decreased $348 million or 13% in 2019 primarily due to lower reinvestment in existing restaurants, partly offset by an increase in new restaurant openings that required the Company's capital. Capital expenditures increased $888 million or 48% in 2018, primarily due to reinvestment in existing restaurants (including investment in EOTF).

McDonald's Corporation 2019 Annual Report 16

Capital expenditures

In millions	2019	2018	2017
New restaurants	$605	$488	$537
Existing restaurants	1,702	2,111	1,236
Other(1)	87	143	81
Total capital expenditures	$2,394	$2,742	$1,854
Total assets	$47,511	$32,811	$33,804

(1)	Primarily corporate equipment and other office-related expenditures
New restaurant investments in all years were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, as well as leveraging the Company's global sourcing network and best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs for new traditional McDonald’s restaurants in the U.S. averaged approximately $4.0 million in 2019.
The Company owned approximately 55% and 50% of the land for restaurants in its consolidated markets at year-end 2019 and 2018, respectively, and approximately 80% of the buildings for restaurants in its consolidated markets at year-end 2019 and 2018.

SHARE REPURCHASES AND DIVIDENDS
In 2019, the Company returned approximately $8.6 billion to shareholders through a combination of shares repurchased and dividends paid, marking the achievement of the Company's targeted return of $25 billion for the three-year period ended 2019.
Shares repurchased and dividends

In millions, except per share data	2019	2018	2017
Number of shares repurchased	25.0	32.2	31.4
Shares outstanding at year end	746	767	794
Dividends declared per share	$4.73	$4.19	$3.83
Treasury stock purchases (in Shareholders' equity)	$4,980	$5,247	$4,651
Dividends paid	3,582	3,256	3,089
Total returned to shareholders	$8,562	$8,503	$7,740
In July 2017, the Company's Board of Directors authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2019, approximately 25.0 million shares were repurchased for $5.0 billion, bringing total purchases under the program to approximately 74.5 million shares or $12.9 billion. In December 2019, the Company's Board of Directors terminated the 2017 program and replaced it with a new share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date.
The Company has paid dividends on its common stock for 44 consecutive years and has increased the dividend amount every year. The 2019 full year dividend of $4.73 per share reflects the quarterly dividend paid for each of the first three quarters of $1.16 per share, with an increase to $1.25 per share paid in the fourth quarter. This 8% increase in the quarterly dividend equates to a $5.00 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS
Total assets increased $14.7 billion or 45% in 2019, primarily due to the addition of the Lease Right-of-Use Asset, Net, which was recorded upon adoption of ASC 842 effective January 1, 2019. Refer to the Lease Accounting section under Recent Accounting Pronouncements on page 39 for additional information on ASC 842. Net property and equipment increased $1.3 billion in 2019, primarily due to capital expenditures, partly offset by depreciation. Net property and equipment and the Lease Right-of-Use Asset, Net represented over 50% and approximately 30%, respectively, of total assets at year-end. Approximately 93% of total assets were in the U.S. and International Operated Markets at year-end 2019.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2019 totaled $34.2 billion, compared with $31.1 billion at December 31, 2018. The net increase in 2019 was primarily due to net long-term issuances of $2.5 billion.

McDonald's Corporation 2019 Annual Report 17

Debt highlights(1)

	2019	2018	2017
Fixed-rate debt as a percent of total debt(2,3)	92%	91%	89%
Weighted-average annual interest rate of total debt(3)	3.2	3.2	3.3
Foreign currency-denominated debt as a percent of total debt(2)	38	38	42
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	131	125	112
Cash provided by operations as a percent of total debt(2)	24	22	19

(1)	All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 12.

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
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In October 2016, the Company's Board of Directors authorized the borrowing of up to $15.0 billion of funds, of which $1.9 billion remained outstanding as of December 31, 2019. In December 2019, the Company's Board of Directors terminated the 2016 borrowing authority and authorized a new $15 billion of borrowing capacity with no specified expiration date. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company has $3.5 billion available under a committed line of credit agreement as well as authority to issue commercial paper in the U.S. and global markets (see Debt Financing note to the consolidated financial statements). In 2020, the Company plans to issue long-term debt to refinance $2.4 billion of maturing corporate debt. As of December 31, 2019, the Company's subsidiaries also had $242 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $12.9 billion and $11.8 billion for the years ended December 31, 2019 and 2018, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2019, the Company was required to post an immaterial amount of collateral due to negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2019	2018
British Pounds Sterling	$811	$1,840
Canadian Dollars	699	684
Russian Ruble	577	631
Australian Dollars	560	1,499
Polish Zloty	396	340

McDonald's Corporation 2019 Annual Report 18

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2019 levels nor a 10% adverse change in foreign currency rates from 2019 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn approximately 65% of our operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations.
The Company's cash and equivalents held by our foreign subsidiaries totaled approximately $425 million as of December 31, 2019.
Consistent with prior years, we expect existing domestic cash and equivalents, domestic cash flows from operations, issuance of domestic debt, and repatriation of a portion of foreign earnings to continue to be sufficient to fund our domestic operating, investing, and financing activities. We also continue to expect existing foreign cash and equivalents and foreign cash flows from operations to be sufficient to fund our foreign operating, investing and financing activities.
In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are amongst the highest in the industry. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2019.

	Contractual cash outflows		Contractual cash inflows
In millions	Operating leases (1)	Debt obligations (2)	Minimum rent under franchise arrangements
2020	$1,147	$59	$3,008
2021	1,096	2,132	2,884
2022	1,014	2,250	2,750
2023	933	6,007	2,631
2024	854	2,819	2,541
Thereafter	7,090	21,038	20,510
Total	$12,134	$34,305	$34,324

(1)
For sites that have lease escalations tied to an index, future minimum payments reflect the current index adjustments through December 31, 2019. In addition, future minimum payments exclude option periods that have not yet been exercised.

(2)
The maturities include reclassifications of short-term obligations to long-term obligations of $3.5 billion, as they are supported by a long-term line of credit agreement expiring in December 2023. Debt obligations do not include the impact of non-cash fair value hedging adjustments, deferred debt costs and accrued interest.

In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2019, total liabilities for the supplemental plans were $435 million.
At December 31, 2019, total liabilities for gross unrecognized tax benefits were $1.4 billion.
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
The Company also has guaranteed certain other loans totaling approximately $75 million at December 31, 2019. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2019, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.

McDonald's Corporation 2019 Annual Report 19

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

•	Leasing Arrangements
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through improved leases (the Company leases the land and buildings). The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.
Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company.
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
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. For performance-based RSUs, the Company includes a relative Total Shareholder Return ("TSR") modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.

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
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in a particular matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

McDonald's Corporation 2019 Annual Report 20

•	Income taxes
The Company records a valuation allowance to reduce its deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies, including the sale of appreciated assets, in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. The most significant new developments in 2019 and 2018 are described below.
In 2019 and 2018, the Company increased the balance of unrecognized tax benefits by $96 million and $162 million, respectively. In both 2019 and 2018, there was audit progression in the U.S. federal and state audits, as well as multiple foreign tax jurisdictions. The Company has considered this new information in evaluating the unrecognized tax benefits and in certain situations, the Company changed its judgment on the measurement of the related unrecognized tax benefits. These changes have been reflected in the Unrecognized Tax Benefits table that is included in the Income Taxes footnote on page 50.
In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and during 2019, the Company and the IRS Appeals team continued to have a dialogue regarding these disagreed transfer pricing matters. As of December 31, 2019, the Company does not yet have a signed closing agreement with the IRS related to the settlement of these issues. The Company expects resolution on these issues in 2020.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The transfer pricing matters for 2011 and 2012 are being addressed along with the 2009 and 2010 transfer pricing matters as part of the 2009-2010 appeals process, such that resolution is expected in 2020.
While the Company cannot predict the ultimate resolution of the aforementioned tax matters, we believe that the liabilities recorded are appropriate and adequate as determined in accordance with Topic 740 - Income Taxes of the ASC.
The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in Staff Accounting Bulletin ("SAB") 118. In 2018, the Company recorded adjustments to the provisional amounts and completed its accounting for all of the enactment-date income tax effects of the Tax Act.

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
Upon further analysis of the Tax Act and notices and regulations issued and proposed by the IRS and the U.S. Department of the Treasury, the Company finalized its calculations of the transition tax liability during 2018 and increased its December 31, 2017 provisional amount by approximately $75 million. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act.
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

McDonald's Corporation 2019 Annual Report 21

Other Key Information

SELECTED FINANCIAL DATA

5-Year Summary	Years ended December 31,

In millions, except per share and unit amounts	2019	2018	2017	2016	2015
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$9,421	$10,013	$12,719	$15,295	$16,488
Revenues from franchised restaurants	11,656	11,012	10,101	9,327	8,925
Total revenues	21,077	21,025	22,820	24,622	25,413
Operating income	9,070	8,823	9,553	7,745	7,146
Net income	6,025	5,924	5,192	4,687	4,529
Consolidated Statement of Cash Flows Data
Cash provided by operations	$8,122	$6,967	$5,551	$6,060	$6,539
Cash used for (provided by) investing activities	3,071	2,455	(562)	982	1,420
Capital expenditures	2,394	2,742	1,854	1,821	1,814
Cash used for (provided by) financing activities	4,995	5,950	5,311	11,262	(735)
Treasury stock purchases(1)	4,980	5,247	4,651	11,142	6,182
Common stock dividends	3,582	3,256	3,089	3,058	3,230
Financial Position
Total assets(2)	$47,511	$32,811	$33,804	$31,024	$37,939
Total debt	34,177	31,075	29,536	25,956	24,122
Total shareholders’ equity (deficit)	(8,210)	(6,258)	(3,268)	(2,204)	7,088
Shares outstanding	746	767	794	819	907
Per Common Share Data
Earnings-diluted	$7.88	$7.54	$6.37	$5.44	$4.80
Dividends declared	4.73	4.19	3.83	3.61	3.44
Market price at year end	197.61	177.57	172.12	121.72	118.44
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	2,636	2,770	3,133	5,669	6,444
Franchised restaurants	36,059	35,085	34,108	31,230	30,081
Total Systemwide restaurants	38,695	37,855	37,241	36,899	36,525
Franchised sales(3)	$90,757	$86,134	$78,191	$69,707	$66,226

(1)	Represents treasury stock purchases as reflected in Shareholders' equity.

(2)	Total assets increased from 2018 to 2019 primarily due to the Company's right-of-use asset recorded as a result of the adoption of ASC 842.

(3)
While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent 93% of McDonald's restaurants worldwide at December 31, 2019.

McDonald's Corporation 2019 Annual Report 22

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2019. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2014. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
McDonald's Corporation	$100	$130	$139	$201	$213	$242
S&P 500 Index	$100	$101	$114	$138	$132	$174
Dow Jones Industrials	$100	$100	$117	$150	$144	$181
Source: S&P Capital IQ

McDonald's Corporation 2019 Annual Report 23

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2020 was estimated to be 2,500,000.
Given the Company’s returns on incremental invested capital and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 44 consecutive years through 2019 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2019*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2019	2,393,580	208.93	2,393,580	$2,943,051,009
November 1-30, 2019	2,886,335	193.60	2,886,335	2,384,270,449
December 1-31, 2019	1,787,824	195.90	1,787,824	2,034,034,984
Total	7,067,739	199.37	7,067,739

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On July 27, 2017, the Company's Board of Directors approved a share repurchase program, effective July 28, 2017 ("2017 Program"), that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. On December 6, 2019, the Company's Board of Directors terminated the 2017 Program, effective December 31, 2019, and replaced it with a new share repurchase program, effective January 1, 2020 ("2020 Program"), that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. As of December 31, 2019, no further share repurchases may be made under the 2017 Program; future share repurchases will be made pursuant to the 2020 program.

McDonald's Corporation 2019 Annual Report 24

RISK FACTORS
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
To drive operating income growth, our business strategies must be effective in maintaining and strengthening customer appeal, delivering sustainable guest count growth and driving a higher average check. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our organizational structure to build on our progress and execute against our business strategies;

•	Integrate and augment our technology and digital initiatives, including mobile ordering and delivery;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

•
Operate restaurants with high service levels and optimal capacity while managing the increasing complexity of our restaurant operations, create efficiencies through innovative use of technology and complete Experience of the Future (“EOTF”), particularly in the U.S.; and

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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, including in EOTF (which focuses on restaurant modernization), digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to refine our delivery initiatives, including through growing awareness and trial, and to enhance our drive-thru technologies, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
If we do not anticipate and address evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to retain, regain and convert customers. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings and consumer preferences in the “informal eating out” (“IEO”) segment. If we are not able to predict, or quickly and effectively respond to, these changes, or our competitors predict or respond more effectively, our financial results could be adversely impacted.
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
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in retaining, regaining and converting customers. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital marketing, allows us to reach our customers effectively and efficiently. If the advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.

McDonald's Corporation 2019 Annual Report 25

Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and our general business practices. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the IEO segment or perceptions of our brand, generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our operations, our suppliers, or our franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require Systemwide coordination and alignment. We are working to manage any risks and costs to us, our franchisees and our supply chain of any effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include any increased pressure to make commitments, set targets or establish additional goals and take actions to meet them. These risks could expose us to market, operational and execution costs or risks.
If we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brand may suffer. In particular, business incidents or practices, whether actual or perceived, that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions or product offerings of our competitors, which may have a short- or long-term impact on our results.
We compete on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, successfully develop and introduce new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations, manage our investments in technology and modernization, and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting other metrics, which could have the overall effect of harming our business.
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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including shortages and transportation issues, and price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, franchisees or us. If we experience interruptions in our System’s supply chain, our costs could increase and it could limit the availability of products critical to our System’s operations.
Food safety concerns may have an adverse effect on our business.
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.

McDonald's Corporation 2019 Annual Report 26

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
Effective succession planning is important to our long-term success. The Board named Christopher Kempczinski as President and Chief Executive Officer and named Joseph Erlinger as President, McDonald's USA, effective as of November 1, 2019. In addition, on December 6, 2019, the Board named Ian Borden as President, International, effective that same day. Failure to effectively identify, develop and retain key personnel, recruit high-quality candidates and ensure smooth management and personnel transitions, including the recent leadership transitions, could disrupt our business and adversely affect our results.
Challenges with respect to labor, including availability and cost, could impact our business and results of operations.
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald's restaurants and to maintain appropriately-staffed restaurants in an intensely competitive environment. In many of our markets, unemployment is low and demand is high for labor. Increased costs associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants, as well as costs to promote awareness of the opportunities of working at McDonald's restaurants, could have a negative impact on our Company-operated margins. Similar concerns apply to our franchisees.
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
Information technology system failures or interruptions, or breaches of network security, may impact our operations or cause reputational harm.
We are increasingly reliant upon technology systems, such as point-of-sale, technologies supporting McDonald’s digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our franchisees’ operations, or our customers’ experience and perceptions. Additionally, we provide certain technology systems to businesses that are unaffiliated with the McDonald’s System and a failure, interruption or breach of these systems may cause harm to those unaffiliated parties, which may result in liability to the Company or reputational harm.
Despite the implementation of security measures, those technology systems could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and maintenance. Our increasing reliance on third party systems also present the risks faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations.

McDonald's Corporation 2019 Annual Report 27

Furthermore, security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Our technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees, our franchisees, our business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. An actual or alleged security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. The occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
If we fail to comply with privacy and data collection laws, we could be subject to penalties, which could negatively affect our financial results or brand perceptions.
We are subject to legal and compliance risks and associated liability related to privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. For example, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. We are also subject to U.S. federal and state and foreign laws and regulations in this area. These regulations have been subject to frequent change, and there may be markets or jurisdictions that propose or enact new or emerging data privacy requirements in the future. Failure to meet GDPR or other data privacy requirements could result in substantial penalties and materially adversely impact our financial results or brand perceptions.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or changes in trade-related tariffs or controls, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Trade policies, tariffs and other regulations affecting trade between the U.S. and other countries could adversely affect our business and operations. These and other government actions may impact our results and could cause reputational or other harm. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such governmental actions.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.’s decision to leave the European Union, whether through a negotiated exit over a period of time or without any agreement in place to govern post-exit relations, it is possible that there will be increased regulatory complexities, particularly in the event that the U.K. leaves the European Union without any agreement in place, as well as potential additional referenda in the U.K. and/or other European countries, that could cause uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue, and may result in increased supply chain costs for items that are imported from other countries. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
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

McDonald's Corporation 2019 Annual Report 28

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
Increasing regulatory and legal complexity may adversely affect our business and financial results.
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. Our success depends in part on our ability to manage the impact of regulations that can affect our business plans and operations, and have increased our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
We are also subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/tenant disputes, supplier related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management's attention away from operations.
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

•
Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices.

A judgment significantly in excess of any applicable insurance coverage or third party indemnity could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from claims may hurt our business. If we are unable to effectively manage the risks associated with our complex regulatory and legal environment, it could have a material adverse effect on our business and financial condition.
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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to protect our intellectual property in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.

McDonald's Corporation 2019 Annual Report 29

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
Trading volatility and the price of our common stock may be adversely affected by many factors.
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these factors, some of which are outside our control, are the following:

•	The unpredictable nature of global economic and market conditions;

•
Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the U.S., which is the principal trading market for our common stock, and media reports and commentary about economic, trade or other matters, even when the matter in question does not directly relate to our business;

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

•
The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we implement our strategies, including through acquisitions, in light of changing business, legal and tax considerations and evolve our corporate structure.

Events such as severe weather conditions, natural disasters, hostilities and social unrest, among others, can adversely affect our results and prospects.
Severe weather conditions, natural disasters, hostilities and social unrest, any shifting climate patterns, terrorist activities, health epidemics or pandemics (or expectations about them) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. For example, the recent outbreak of the coronavirus in China has disrupted local operations, and neither the duration nor scope of the disruption can be predicted. Therefore, while we expect this matter to negatively impact our results, the related financial impact cannot be reasonably estimated at this time. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

McDonald's Corporation 2019 Annual Report 30

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
A substantial number of McDonald’s restaurants are franchised to independent owner/operators and developmental licensees under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, menu pricing, contentions regarding grants or terminations of franchises, delinquent payments of rents and fees, and franchisee claims for additional franchises or renewals of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.

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
Restaurants owned by subsidiaries of the Company regularly serve a broad segment of the public as do independent owner/operators and developmental licensees of McDonald's restaurants. In so doing, disputes arise as to products, service, incidents, pricing, advertising, nutritional and other disclosures, as well as other matters common to an extensive restaurant business such as that of the Company.

▪	Intellectual Property
The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third party intellectual property.

▪	Government Regulations
Local and national governments have adopted laws and regulations involving various aspects of the restaurant business including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation. The Company is occasionally involved in litigation or other proceedings regarding these matters. The Company strives to comply with all applicable existing statutory and administrative rules and cannot predict the effect on its operations from these matters or the issuance of additional requirements in the future.
PROPERTIES
The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the System. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns or secures a long-term lease on the land and building for conventional franchised and Company-operated restaurant sites, which facilitates long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network.
In addition, the Company primarily leases real estate in connection with its corporate headquarters, field and other offices.
Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 21 and in Financial Statements and Supplementary Data on pages 33 through 58 of this Form 10-K.

McDonald's Corporation 2019 Annual Report 31

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the Executive Officers of our Company (as of the date of this filing):
Ian Borden, 51, is President, International, a position he has held since January 2020. Prior to that, Mr. Borden served as President - International Developmental Licensed Markets, from January 2019 through December 2019. Prior to that, Mr. Borden served as President - Foundational Markets, from July 2015 through December 2018. From January 2014 through June 2015, Mr. Borden served as Vice President and Chief Financial Officer - McDonald’s Asia/Pacific, Middle East and Africa. Prior to that time, Mr. Borden served as Regional Vice President of Europe’s East Division from April 2011 to December 2013 and as Managing Director - McDonald’s Ukraine from December 2007 to December 2013. He has served the Company for 25 years.
Francesca A. DeBiase, 54, is Corporate Executive Vice President - Worldwide Supply Chain and Sustainability, a position she has held since April 2018. Prior to that, Ms. DeBiase served as Corporate Senior Vice President - Worldwide Supply Chain and Sustainability, from March 2015 through March 2018. From August 2007 through February 2015, Ms. DeBiase served as Corporate Vice President - Worldwide Strategic Sourcing. Prior to that, Ms. DeBiase served as Europe Vice President - Supply Chain, from January 2006 through July 2007. Ms. DeBiase has served the Company for 28 years.
Joseph Erlinger, 46, is President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President - International Operated Markets, from January 2019 through October 2019 and President - High Growth Markets, from September 2016 through December 2018. From March 2015 to January 2017, Mr. Erlinger served as Vice President and Chief Financial Officer - High Growth Markets (serving in dual roles from September 2016 through January 2017), as Managing Director of McDonald’s Korea from April 2013 to January 2016 (serving in dual roles from March 2015 through January 2016), and US Vice President - GM for the Indianapolis region from December 2010 to March 2013.  Mr. Erlinger has served the Company for 18 years.
Daniel Henry, 49, is Corporate Executive Vice President - Chief Information Officer, a position he has held since May 2018. From October 2017 through April 2018, Mr. Henry served as Corporate Vice President - Chief Information Officer. Prior to that, Mr. Henry served as Vice President of Customer Technology and Enterprise Architecture at American Airlines from April 2012 to October 2017. Mr. Henry has served the Company for 2 years.
Catherine Hoovel, 49, is Corporate Vice President - Chief Accounting Officer, a position she has held since October 2016.  Ms. Hoovel served as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Prior to that time, Ms. Hoovel served as a Senior Director of Finance from February 2012 to April 2014 and was a Divisional Director from August 2010 to February 2012. Ms. Hoovel has served the Company for 24 years.
Christopher Kempczinski, 51, is President and Chief Executive Officer, a position he has held since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from December 2016 through October 2019 and Corporate Executive Vice President - Strategy, Business Development and Innovation, from October 2015 through December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, a manufacturer and marketer of food and beverage products, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Prior to that, Mr. Kempczinski served as President of Kraft Canada from July 2012 through December 2014 and as Senior Vice President - U.S. Grocery from December 2008 to July 2012. Mr. Kempczinski has served the Company for 4 years.
Jerome Krulewitch, 55, is Corporate Executive Vice President, General Counsel and Secretary, a position he has held since March 2017. From May 2011 until March 2017, Mr. Krulewitch served as Corporate Senior Vice President - Chief Counsel, Global Operations.  Prior to that, Mr. Krulewitch was Corporate Senior Vice President - General Counsel, The Americas from September 2010 to April 2011.  Mr. Krulewitch has served the Company for 18 years.
Kevin Ozan, 56, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 22 years.

McDonald's Corporation 2019 Annual Report 32

AVAILABILITY OF COMPANY INFORMATION
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
Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings unless expressly noted.

McDonald's Corporation 2019 Annual Report 33

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2019	2018	2017
REVENUES
Sales by Company-operated restaurants	$9,420.8	$10,012.7	$12,718.9
Revenues from franchised restaurants	11,655.7	11,012.5	10,101.5
Total revenues	21,076.5	21,025.2	22,820.4
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	2,980.3	3,153.8	4,033.5
Payroll & employee benefits	2,704.4	2,937.9	3,528.5
Occupancy & other operating expenses	2,075.9	2,174.2	2,847.6
Franchised restaurants-occupancy expenses	2,200.6	1,973.3	1,790.0
Selling, general & administrative expenses	2,229.4	2,200.2	2,231.3
Other operating (income) expense, net	(183.9)	(236.8)	(1,163.2)
Total operating costs and expenses	12,006.7	12,202.6	13,267.7
Operating income	9,069.8	8,822.6	9,552.7
Interest expense-net of capitalized interest of $7.4, $5.6 and $5.3	1,121.9	981.2	921.3
Nonoperating (income) expense, net	(70.2)	25.3	57.9
Income before provision for income taxes	8,018.1	7,816.1	8,573.5
Provision for income taxes	1,992.7	1,891.8	3,381.2
Net income	$6,025.4	$5,924.3	$5,192.3
Earnings per common share–basic	$7.95	$7.61	$6.43
Earnings per common share–diluted	$7.88	$7.54	$6.37
Dividends declared per common share	$4.73	$4.19	$3.83
Weighted-average shares outstanding–basic	758.1	778.2	807.4
Weighted-average shares outstanding–diluted	764.9	785.6	815.5
See Notes to consolidated financial statements.

McDonald's Corporation 2019 Annual Report 34

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2019	2018	2017
Net income	$6,025.4	$5,924.3	$5,192.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	127.5	(453.6)	827.7
Reclassification of (gain) loss to net income	46.8	—	109.3
Foreign currency translation adjustments-net of tax benefit (expense) of $(55.4), $(90.7), and $453.1	174.3	(453.6)	937.0
Cash flow hedges:
Gain (loss) recognized in AOCI	17.3	46.5	(48.4)
Reclassification of (gain) loss to net income	(37.7)	2.4	9.0
Cash flow hedges-net of tax benefit (expense) of $6.1, $(14.5), and $22.4	(20.4)	48.9	(39.4)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(24.5)	(27.0)	16.3
Reclassification of (gain) loss to net income	(2.6)	0.6	0.6
Defined benefit pension plans-net of tax benefit (expense) of $5.2, $4.3, and $(3.9)	(27.1)	(26.4)	16.9

Total other comprehensive income (loss), net of tax	126.8	(431.1)	914.5

Comprehensive income	$6,152.2	$5,493.2	$6,106.8

See Notes to consolidated financial statements.

McDonald's Corporation 2019 Annual Report 35

Consolidated Balance Sheet

In millions, except per share data	December 31, 2019	2018
ASSETS
Current assets
Cash and equivalents	$898.5	$866.0
Accounts and notes receivable	2,224.2	2,441.5
Inventories, at cost, not in excess of market	50.2	51.1
Prepaid expenses and other current assets	385.0	694.6
Total current assets	3,557.9	4,053.2
Other assets
Investments in and advances to affiliates	1,270.3	1,202.8
Goodwill	2,677.4	2,331.5
Miscellaneous	2,584.0	2,381.0
Total other assets	6,531.7	5,915.3
Lease right-of-use asset, net	13,261.2	—
Property and equipment
Property and equipment, at cost	39,050.9	37,193.6
Accumulated depreciation and amortization	(14,890.9)	(14,350.9)
Net property and equipment	24,160.0	22,842.7
Total assets	$47,510.8	$32,811.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$988.2	$1,207.9
Lease liability	621.0	—
Income taxes	331.7	228.3
Other taxes	247.5	253.7
Accrued interest	337.8	297.0
Accrued payroll and other liabilities	1,035.7	986.6
Current maturities of long-term debt	59.1	—
Total current liabilities	3,621.0	2,973.5
Long-term debt	34,118.1	31,075.3
Long-term lease liability	12,757.8	—
Long-term income taxes	2,265.9	2,081.2
Deferred revenues - initial franchise fees	660.6	627.8
Other long-term liabilities	979.6	1,096.3
Deferred income taxes	1,318.1	1,215.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,653.9	7,376.0
Retained earnings	52,930.5	50,487.0
Accumulated other comprehensive income (loss)	(2,482.7)	(2,609.5)
Common stock in treasury, at cost; 914.3 and 893.5 million shares	(66,328.6)	(61,528.5)
Total shareholders’ equity (deficit)	(8,210.3)	(6,258.4)
Total liabilities and shareholders’ equity (deficit)	$47,510.8	$32,811.2
See Notes to consolidated financial statements.

McDonald's Corporation 2019 Annual Report 36

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2019	2018	2017
Operating activities
Net income	$6,025.4	$5,924.3	$5,192.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,617.9	1,482.0	1,363.4
Deferred income taxes	149.7	102.6	(36.4)
Share-based compensation	109.6	125.1	117.5
Net gain on sale of restaurant businesses	(128.2)	(308.8)	(1,155.8)
Other	49.2	114.2	1,050.7
Changes in working capital items:
Accounts receivable	27.0	(479.4)	(340.7)
Inventories, prepaid expenses and other current assets	128.8	(1.9)	(37.3)
Accounts payable	(26.8)	129.4	(59.7)
Income taxes	173.4	(33.4)	(396.4)
Other accrued liabilities	(3.9)	(87.4)	(146.4)
Cash provided by operations	8,122.1	6,966.7	5,551.2
Investing activities
Capital expenditures	(2,393.7)	(2,741.7)	(1,853.7)
Purchases of restaurant and other businesses	(540.9)	(101.7)	(77.0)
Sales of restaurant businesses	340.8	530.8	974.8
Proceeds from sale of businesses in China and Hong Kong	—	—	1,597.0
Sales of property	151.2	160.4	166.8
Other	(628.5)	(302.9)	(245.9)
Cash provided by (used for) investing activities	(3,071.1)	(2,455.1)	562.0
Financing activities
Net short-term borrowings	799.2	95.9	(1,050.3)
Long-term financing issuances	4,499.0	3,794.5	4,727.5
Long-term financing repayments	(2,061.9)	(1,759.6)	(1,649.4)
Treasury stock purchases	(4,976.2)	(5,207.7)	(4,685.7)
Common stock dividends	(3,581.9)	(3,255.9)	(3,089.2)
Proceeds from stock option exercises	350.5	403.2	456.8
Other	(23.5)	(20.0)	(20.5)
Cash (used for) financing activities	(4,994.8)	(5,949.6)	(5,310.8)
Effect of exchange rates on cash and equivalents	(23.7)	(159.8)	264.0
Cash and equivalents increase (decrease)	32.5	(1,597.8)	1,066.4
Change in cash balances of businesses held for sale	—	—	174.0
Cash and equivalents at beginning of year	866.0	2,463.8	1,223.4
Cash and equivalents at end of year	$898.5	$866.0	$2,463.8
Supplemental cash flow disclosures
Interest paid	$1,066.5	$959.6	$885.2
Income taxes paid	1,589.7	1,734.4	2,786.3
See Notes to consolidated financial statements.

McDonald's Corporation 2019 Annual Report 37

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2016	1,660.6	$16.6	$6,757.9	$46,222.7	$(207.1)	$22.9	$(2,908.7)	(841.3)	$(52,108.6)	$(2,204.3)
Net income				5,192.3						5,192.3
Other comprehensive income (loss), net of tax					16.9	(39.4)	937.0			914.5
Comprehensive income										6,106.8
Common stock cash dividends ($3.83 per share)				(3,089.2)						(3,089.2)
Treasury stock purchases								(31.4)	(4,650.5)	(4,650.5)
Share-based compensation			117.5							117.5
Stock option exercises and other			197.0					6.2	254.7	451.7
Balance at December 31, 2017	1,660.6	16.6	7,072.4	48,325.8	(190.2)	(16.5)	(1,971.7)	(866.5)	(56,504.4)	(3,268.0)
Net income				5,924.3						5,924.3
Other comprehensive income (loss), net of tax					(26.4)	48.9	(453.6)			(431.1)
Comprehensive income										5,493.2
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($4.19 per share)				(3,255.9)						(3,255.9)
Treasury stock purchases								(32.2)	(5,247.5)	(5,247.5)
Share-based compensation			125.1							125.1
Stock option exercises and other			178.5					5.2	223.4	401.9
Balance at December 31, 2018	1,660.6	16.6	7,376.0	50,487.0	(216.6)	32.4	(2,425.3)	(893.5)	(61,528.5)	(6,258.4)
Net income				6,025.4						6,025.4
Other comprehensive income (loss), net of tax					(27.1)	(20.4)	174.3			126.8
Comprehensive income										6,152.2
Common stock cash dividends ($4.73 per share)				(3,581.9)						(3,581.9)
Treasury stock purchases								(25.0)	(4,980.5)	(4,980.5)
Share-based compensation			109.6							109.6
Stock option exercises and other			168.3					4.2	180.4	348.7
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers."
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."
See Notes to consolidated financial statements.

McDonald's Corporation 2019 Annual Report 38

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

NATURE OF BUSINESS
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. All restaurants are operated either by the Company or by franchisees, including conventional franchisees under franchised arrangements, and developmental licensees or affiliates under license agreements.
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2019	2018	2017
Conventional franchised	21,837	21,685	21,366
Developmental licensed	7,648	7,225	6,945
Foreign affiliated	6,574	6,175	5,797
Total Franchised	36,059	35,085	34,108
Company-operated	2,636	2,770	3,133
Total Systemwide restaurants	38,695	37,855	37,241

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
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Lease Accounting
The Company adopted ASC Topic 842, "Leases" ("ASC 842") as of January 1, 2019, using the modified retrospective method. As discussed further in the “Franchise Arrangements” and “Leasing Arrangements” footnotes, the Company is engaged in a significant amount of leasing activity, both from a lessor and a lessee perspective.
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
The Company has certain leases subject to index adjustments. Historically, the Company has calculated and disclosed future minimum payments for these leases using the index as of the end of the reporting period. As part of the transition, the Company used the index in effect at transition for adoption of ASC 842 in its disclosure of future minimum lease payments and its calculation of the lease liability. For leases entered into after January 1, 2019, the index at lease inception date will be used to calculate the lease liability until lease modification.
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

McDonald's Corporation 2019 Annual Report 39

Recent Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", that modifies the measurement and recognition of expected credit losses on financial assets. The Company will adopt this guidance effective January 1, 2020, prospectively. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
REVENUE RECOGNITION
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees.
Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term, and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. The Company's accounting policy through December 31, 2017, was to recognize initial franchise fees when received, upon a new restaurant opening and at the start of a new franchise term. Beginning in January 2018, initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–3 to 12 years.
CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 2 to 7 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous Other Assets on the Consolidated Balance Sheet and was (in millions): 2019-$665.4; 2018-$609.7; 2017-$535.6.
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
GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurants and other businesses. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees and ownership increases in subsidiaries or affiliates, and it is generally assigned to the reporting unit (defined as each individual market) expected to benefit from the synergies of the combination. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.
The following table presents the 2019 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2018	$1,276.5	$1,055.0	$—	$2,331.5
Business acquisitions	348.8	—	—	348.8
Net restaurant purchases (sales)	(9.5)	5.7	99.4	95.6
Impairment losses	—	—	(99.4)	(99.4)
Currency translation	—	0.9	—	0.9
Balance at December 31, 2019	$1,615.8	$1,061.6	$—	$2,677.4

McDonald's Corporation 2019 Annual Report 40

The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever an indicator of impairment exists. If an indicator of impairment exists (e.g., estimated earnings multiple value of a reporting unit is less than its carrying value), the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $113.9 million and $15.6 million as of December 31, 2019 and 2018, respectively.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives and were (in millions): 2019–$365.8; 2018–$388.8; 2017–$532.9. Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2019–$81.5; 2018–$88.0; 2017–$100.2. Costs related to the Olympics sponsorship are included in the expenses for 2018. In addition, significant advertising costs are incurred by franchisees through contributions to advertising cooperatives in individual markets. The costs incurred by these advertising cooperatives are approved and managed jointly by vote of both Company-operated restaurants and franchisees.
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

McDonald's Corporation 2019 Annual Report 41

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
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

12/31/2019
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$179.1	$45.6	$224.7
Derivative liabilities		$(11.3)	$(11.3)

12/31/2018
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$167.1	$39.2	$206.3
Derivative liabilities		$(16.6)	$(16.6)

(1)	Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.

▪	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2019, the Company recorded fair value adjustments to its long-lived assets, primarily to goodwill, based on Level 3 inputs which includes the use of a discounted cash flow valuation approach.

▪	Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2019, the fair value of the Company’s debt obligations was estimated at $37.6 billion, compared to a carrying amount of $34.2 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.
FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items. The Company’s derivatives that are designated for hedge accounting consist mainly of interest rate swaps, foreign currency forwards, and cross-currency interest rate swaps, and are classified as either fair value, cash flow or net investment hedges. Further details are explained in the "Fair Value," "Cash Flow" and "Net Investment" hedge sections.
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

McDonald's Corporation 2019 Annual Report 42

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2019 and 2018:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2019	2018	Balance Sheet Classification	2019	2018
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$10.0	$30.9	Accrued payroll and other liabilities	$(5.2)	$(0.7)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities	—	(0.1)
Foreign currency	Miscellaneous other assets	9.5	3.8	Other long-term liabilities	(1.2)	(1.3)
Interest rate	Miscellaneous other assets	12.1	—	Other long-term liabilities	—	(11.8)
Total derivatives designated as hedging instruments		$31.6	$34.7		$(6.4)	$(13.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$1.6	$167.1	Accrued payroll and other liabilities	$(0.1)	$(2.7)
Foreign currency	Prepaid expenses and other current assets	12.4	4.5	Accrued payroll and other liabilities	(4.8)	—
Equity	Miscellaneous other assets	179.1	—
Total derivatives not designated as hedging instruments		$193.1	$171.6		(4.9)	$(2.7)
Total derivatives		$224.7	$206.3		$(11.3)	$(16.6)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2019 and 2018, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2019	2018	2019	2018	2019	2018
Foreign currency	Nonoperating income/expense	$22.5	$60.0	$50.3	$(2.2)
Interest rate	Interest expense			(1.3)	(1.2)
Cash flow hedges		$22.5	$60.0	$49.0	$(3.4)

Foreign currency denominated debt	Nonoperating income/expense	$317.3	$682.9
Foreign currency derivatives	Nonoperating income/expense	11.8	1.3
Foreign currency derivatives(1)	Interest expense					$11.7	$4.0
Net investment hedges		$329.1	$684.2			$11.7	$4.0

Foreign currency	Nonoperating income/expense					$14.2	$22.1
Equity	Selling, general & administrative expenses					71.8	0.4
Undesignated derivatives						$86.0	$22.5
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2019, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $998.5 million, which included an increase of $12.1 million of cumulative hedging adjustments. For the year ended December 31, 2019, the Company recognized a $24.0 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2019, the Company had derivatives outstanding with an equivalent notional amount of $754.7 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2019, the $12.0 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.

McDonald's Corporation 2019 Annual Report 43

Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2019, $11.9 billion of the Company's third party foreign currency denominated debt and $642.6 million of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2019 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2019, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

SHARE-BASED COMPENSATION
Share-based compensation includes the portion vesting of all share-based awards granted based on the grant date fair value.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2019	2018	2017
Share-based compensation expense	$109.6	$125.1	$117.5
After tax	$94.2	$108.1	$82.0
Earnings per common share-diluted	$0.12	$0.14	$0.10

Compensation expense related to share-based awards is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses. As of December 31, 2019, there was $107.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the 2019, 2018 and 2017 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2019	2018	2017
Expected dividend yield	2.7%	2.6%	3.1%
Expected stock price volatility	18.9%	18.7%	18.4%
Risk-free interest rate	2.5%	2.7%	2.2%
Expected life of options (in years)	5.8	5.8	5.9
Fair value per option granted	$25.60	$23.80	$16.10

The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. For performance-based RSUs, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.

McDonald's Corporation 2019 Annual Report 44

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2019–6.8; 2018–7.3; 2017–8.1. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2019–0.1; 2018–0.5; 2017–0.1.
CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Segment and Geographic Information

On February 25, 2019, the Company provided investors with segment summary financial information and other data in accordance with its new organizational structure for the previously reported years ended December 31, 2016 through 2018. Effective January 1, 2019, McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:

•	U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2019.

•
International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of December 31, 2019.

•
International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of December 31, 2019.

In April and October 2019, the Company completed the acquisitions of Dynamic Yield and Apprente, respectively. The related financial performance is reflected within the International Developmental Licensed Markets & Corporate segment from the dates of acquisition.
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

In millions	2019	2018	2017
U.S.	$7,842.7	$7,665.8	$8,006.4
International Operated Markets	11,398.6	11,506.7	11,115.9
International Developmental Licensed Markets & Corporate	1,835.2	1,852.7	3,698.1
Total revenues	$21,076.5	$21,025.2	$22,820.4
U.S.	$4,068.7	$4,015.6	$4,022.4
International Operated Markets	4,789.0	4,643.2	4,173.6
International Developmental Licensed Markets & Corporate	212.1	163.8	1,356.7
Total operating income	$9,069.8	$8,822.6	$9,552.7
U.S.	$21,376.9	$14,483.8	$12,648.6
International Operated Markets	22,847.5	17,302.3	16,254.8
International Developmental Licensed Markets & Corporate	3,286.4	1,025.1	4,900.3
Total assets *	$47,510.8	$32,811.2	$33,803.7
U.S.	$1,480.5	$1,849.8	$861.2
International Operated Markets	886.6	762.4	808.0
International Developmental Licensed Markets & Corporate	26.6	129.5	184.5
Total capital expenditures	$2,393.7	$2,741.7	$1,853.7
U.S.	$730.2	$598.4	$524.1
International Operated Markets	669.3	703.9	687.1
International Developmental Licensed Markets & Corporate	218.4	179.7	152.2
Total depreciation and amortization	$1,617.9	$1,482.0	$1,363.4

* Total assets increased from 2018 to 2019 primarily due to the Company's right-of-use asset recorded as a result of the adoption of ASC 842.
Total long-lived assets, primarily property and equipment and beginning in 2019, the Company's lease right-of-use asset, were (in millions)–Consolidated: 2019–$38,291.5; 2018– $23,671.1; U.S. based: 2019–$19,487.6; 2018–$12,250.3.

McDonald's Corporation 2019 Annual Report 45

Property and Equipment

Net property and equipment consisted of:

In millions	December 31, 2019	2018
Land	$6,026.4	$5,521.4
Buildings and improvements on owned land	17,003.7	15,377.4
Buildings and improvements on leased land	12,605.9	12,863.6
Equipment, signs and seating	2,994.5	2,942.6
Other	420.4	488.6
Property and equipment, at cost	39,050.9	37,193.6
Accumulated depreciation and amortization	(14,890.9)	(14,350.9)
Net property and equipment	$24,160.0	$22,842.7

Depreciation and amortization expense for property and equipment was (in millions): 2019–$1,392.2; 2018–$1,302.9; 2017–$1,227.5.

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
Developmental licensees and affiliates operating under license agreements pay a royalty to the Company based upon a percent of sales, and generally pay initial fees.
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
Revenues from franchised restaurants consisted of:

In millions	2019	2018	2017
Rents	$7,500.2	$7,082.2	$6,496.3
Royalties	4,107.1	3,886.3	3,518.7
Initial fees	48.4	44.0	86.5
Revenues from franchised restaurants	$11,655.7	$11,012.5	$10,101.5

Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2020	$1,558.5	$1,449.8	$3,008.3
2021	1,501.4	1,382.5	2,883.9
2022	1,439.3	1,310.5	2,749.8
2023	1,384.8	1,246.4	2,631.2
2024	1,344.4	1,196.7	2,541.1
Thereafter	11,155.2	9,354.5	20,509.7
Total minimum payments	$18,383.6	$15,940.4	$34,324.0

At December 31, 2019, net property and equipment under franchise arrangements totaled $19.2 billion (including land of $5.4 billion) after deducting accumulated depreciation and amortization of $10.9 billion.

McDonald's Corporation 2019 Annual Report 46

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
The following table provides detail of rent expense:

In millions	2019	2018	2017
Restaurants	$1,530.4	$1,433.9	$1,562.5
Other	76.4	87.9	82.0
Total rent expense	$1,606.8	$1,521.8	$1,644.5

Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2019–$74.4; 2018–$82.1; 2017–$115.6. Franchised restaurants: 2019–$200.7; 2018–$200.8; 2017–$204.9.
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
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for operating leases was 4.0% as of December 31, 2019.
As of December 31, 2019, maturities of lease liabilities for our operating leases were as follows:

In millions	Total *
2020	$1,161.9
2021	1,132.8
2022	1,091.4
2023	1,052.6
2024	1,010.3
Thereafter	13,573.6
Total lease payments	19,022.6
Less: imputed interest	(5,643.8)
Present value of lease liability	$13,378.8

*
Total lease payments include option periods that are reasonably assured of being exercised. See contractual cash outflows for operating leases within the Contractual Obligations and Commitments section on page 19.

The increase in the present value of the lease liability since adoption of ASC 842 is approximately $0.9 billion. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of likely-term due to new facts and circumstances, and foreign currency.
As of December 31, 2019, the Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.
As of December 31, 2018, prior to the adoption of ASC 842, future minimum payments required under existing operating leases with initial terms of one year or more were:

In millions	Restaurant	Other	Total *
2019	$1,093.4	$51.3	$1,144.7
2020	1,032.1	51.0	1,083.1
2021	955.5	45.7	1,001.2
2022	873.8	35.7	909.5
2023	806.0	24.6	830.6
Thereafter	7,132.3	164.9	7,297.2
Total minimum payments	$11,893.1	$373.2	$12,266.3

*	Future minimum payments exclude option periods that have not yet been exercised.

McDonald's Corporation 2019 Annual Report 47

Contingencies

In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in a particular matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

Other Operating (Income) Expense, Net

In millions	2019	2018	2017
Gains on sales of restaurant businesses	$(127.5)	$(304.1)	$(295.4)
Equity in earnings of unconsolidated affiliates	(153.8)	(151.5)	(183.7)
Asset dispositions and other (income) expense, net	23.1	(12.9)	18.7
Impairment and other charges (gains), net	74.3	231.7	(702.8)
Total	$(183.9)	$(236.8)	$(1,163.2)

▪	Gains on sales of restaurant businesses
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
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings and uncollectible receivables, asset write-offs due to restaurant reinvestment (including investment in EOTF), strategic sale of properties, and other miscellaneous income and expenses.

▪	Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, as well as charges associated with strategic initiatives, such as refranchising and restructuring activities. The realized gains/losses from the sale of McDonald's businesses in certain markets are reflected in this category, including the 2017 gain on the sale of the Company's businesses in China and Hong Kong.

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2019	2018	2017
U.S.	$2,159.1	$2,218.0	$2,242.0
Outside the U.S.	5,859.0	5,598.1	6,331.5
Income before provision for income taxes	$8,018.1	$7,816.1	$8,573.5

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
The Tax Act was enacted in the U.S. on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in SAB 118. In 2018, the Company recorded adjustments to the provisional amounts and completed its accounting for all of the enactment-date income tax effects of the Tax Act.

McDonald's Corporation 2019 Annual Report 48

SAB 118 measurement period
At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, primarily for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and its accounting position related to indefinite reinvestment of unremitted foreign earnings.
One-time transition tax: The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P"), the tax on which it previously deferred from U.S. income taxes under U.S. law. The Company recorded a provisional amount for its one-time transition tax liability of approximately $1.2 billion at December 31, 2017. Upon further analysis of the Tax Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, the Company increased its December 31, 2017 provisional amount by approximately $75 million during 2018. The Company has elected to pay its transition tax over the eight-year period provided in the Tax Act.
Deferred tax assets and liabilities: As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (generally 21%), by recording a provisional amount of approximately $500 million. No adjustment to the provisional amount was made in 2018.
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2019	2018	2017
U.S. federal	$521.8	$292.9	$2,030.8
U.S. state	194.7	183.9	169.8
Outside the U.S.	1,126.5	1,312.4	1,217.0
Current tax provision	1,843.0	1,789.2	3,417.6
U.S. federal	38.5	145.7	(120.1)
U.S. state	20.0	18.7	12.8
Outside the U.S.	91.2	(61.8)	70.9
Deferred tax provision	149.7	102.6	(36.4)
Provision for income taxes	$1,992.7	$1,891.8	$3,381.2

Net deferred tax liabilities consisted of:

In millions	December 31, 2019	2018
Lease right-of-use asset	$3,296.8	$—
Property and equipment	1,316.4	1,288.9
Intangible assets	334.8	312.3
Other	511.1	347.9
Total deferred tax liabilities	5,459.1	1,949.1
Lease liability	(3,331.1)	—
Intangible assets	(1,051.0)	(1,081.5)
Property and equipment	(585.6)	(658.9)
Deferred foreign tax credits	(311.2)	(216.6)
Employee benefit plans	(192.3)	(213.3)
Deferred revenue	(145.5)	(138.9)
Operating loss carryforwards	(81.5)	(45.7)
Other	(323.6)	(269.2)
Total deferred tax assets before valuation allowance	(6,021.8)	(2,624.1)
Valuation allowance	741.9	671.1
Net deferred tax (assets) liabilities	$179.2	$(3.9)
Balance sheet presentation:
Deferred income taxes	$1,318.1	$1,215.5
Other assets-miscellaneous	(1,138.9)	(1,219.4)
Net deferred tax (assets) liabilities	$179.2	$(3.9)

At December 31, 2019, the Company had net operating loss carryforwards of $360.3 million, of which $232.7 million has an indefinite carryforward. The remainder will expire at various dates from 2020 to 2038.
Prior to 2018, the Company's effective income tax rate was generally lower than the U.S. statutory tax rate primarily because foreign income was generally subject to local statutory country tax rates that were below the 35% U.S. statutory tax rate and reflected the impact of global transfer pricing. Beginning in 2018, the Tax Act reduced the U.S. statutory tax rate to 21%. As a result, the Company’s 2019 and 2018 effective income tax rates are higher than the U.S. statutory tax rate of 21% primarily due to the impact of state income taxes and foreign income that is subject to local statutory country tax rates that are above the 21% U.S. statutory tax rate.

McDonald's Corporation 2019 Annual Report 49

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of related federal income tax benefit	1.8	1.8	1.2
Foreign income taxed at different rates	1.6	1.5	(4.6)
Transition tax	—	1.0	13.7
US net deferred tax liability remeasurement	—	—	(6.0)
Foreign tax credit redetermination regulations	(1.0)	—	—
Other, net	1.5	(1.1)	0.1
Effective income tax rates	24.9%	24.2%	39.4%

As of December 31, 2019 and 2018, the Company’s gross unrecognized tax benefits totaled $1,439.1 million and $1,342.8 million, respectively. After considering the deferred tax accounting impact, it is expected that about $880 million of the total as of December 31, 2019 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2019	2018
Balance at January 1	$1,342.8	$1,180.4
Decreases for positions taken in prior years	(18.3)	(64.1)
Increases for positions taken in prior years	107.1	180.8
Increases for positions related to the current year	88.3	75.1
Settlements with taxing authorities	(68.6)	(24.1)
Lapsing of statutes of limitations	(12.2)	(5.3)
Balance at December 31(1)	$1,439.1	$1,342.8

(1)
Of this amount, $1,285.3 million and $1,313.7 million are included in Long-term income taxes for 2019 and 2018, respectively, and $138.8 million and $12.5 million are included in Prepaid expenses and other current assets for 2019 and 2018, respectively, on the Consolidated Balance Sheet. The remainder is included in Deferred income taxes on the Consolidated Balance Sheet.

In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and, during 2019, the Company and the IRS Appeals team continued to have a dialogue regarding these disagreed transfer pricing matters. As of December 31, 2019, the Company does not yet have a signed closing agreement with the IRS related to the settlement of these issues.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The transfer pricing matters for 2011 and 2012 are being addressed along with the 2009 and 2010 transfer pricing matters as part of the 2009-2010 appeals process. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. It is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $980 million within the next 12 months, of which only an immaterial amount would favorably affect the effective tax rate. This would be due to the possible settlement of the IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
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
The Company had $174.4 million and $152.0 million accrued for interest and penalties at December 31, 2019 and 2018, respectively. The Company recognized interest and penalties related to tax matters of $39.9 million in 2019, $13.9 million in 2018, and $34.9 million in 2017, which are included in the provision for income taxes.
As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Act. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.

McDonald's Corporation 2019 Annual Report 50

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
The Company also maintains certain nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the 401k Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401k Plan. Total liabilities were $435.0 million at December 31, 2019 and $437.4 million at December 31, 2018, and were primarily included in other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2019, derivatives with a fair value of $179.1 million indexed to the Company's stock and a total return swap with a notional amount of $187.7 million indexed to certain market indices were included at their fair value in Miscellaneous other assets and Prepaid expenses and other current assets, respectively, on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401k Plan, including nonqualified benefits and related hedging activities, were (in millions): 2019–$30.4; 2018–$18.0; 2017–$19.3. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2019–$35.3; 2018–$33.7; 2017–$43.3.
The total combined liabilities for international retirement plans were $42.3 million and $40.6 million at December 31, 2019 and 2018, respectively. Other post-retirement benefits and post-employment benefits were immaterial to the Consolidated Income Statement.

McDonald's Corporation 2019 Annual Report 51

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2019, the Company had a line of credit agreement, of which $3.5 billion expires in December 2023. The Company incurs fees of 0.080% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor’s. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 1.9% at December 31, 2019 (based on $242.4 million of foreign currency bank line borrowings and $899.3 million of commercial paper outstanding) and 2.6% at December 31, 2018 (based on $253.5 million of foreign currency bank line borrowings and $99.9 million of commercial paper outstanding).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2019	2018	2019	2018
Fixed		4.0%	4.0%	$19,340.2	$18,075.8
Floating		2.2	3.4	2,049.3	1,349.9
Total U.S. Dollar	2020-2049			21,389.5	19,425.7
Fixed		1.5	1.6	8,671.8	8,069.1
Floating		2.3	—	337.0	1,264.1
Total Euro	2020-2031			9,008.8	9,333.2
Fixed		3.4	—	771.0	—
Floating		2.0	—	210.6	—
Total Australian Dollar	2024-2029			981.6	—
Total British Pounds Sterling - Fixed	2020-2054	4.6	5.3	1,386.3	952.3
Total Canadian Dollar - Fixed	2021-2025	3.1	3.1	768.6	732.0
Total Japanese Yen - Fixed	2030	2.9	2.9	115.1	114.0
Fixed		0.2	0.3	413.8	414.9
Floating		2.2	2.6	241.8	244.2
Total other currencies(2)	2020-2024			655.6	659.1
Debt obligations before fair value adjustments and deferred debt costs(3)				34,305.5	31,216.3
Fair value adjustments(4)				12.1	(12.0)
Deferred debt costs				(140.4)	(129.0)
Total debt obligations				$34,177.2	$31,075.3

(1)	Weighted-average effective rate, computed on a semi-annual basis.

(2)	Consists of Swiss Francs and Korean Won.

(3)
Aggregate maturities for 2019 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2020–$59.1; 2021–$2,132.2; 2022–$2,250.1; 2023–$6,007.0; 2024–$2,819.0; Thereafter–$21,038.1. These amounts include a reclassification of short-term obligations totaling $3.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2023.

(4)
The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.

McDonald's Corporation 2019 Annual Report 52

Share-based Compensation

The Company maintains a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options and restricted stock units to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plans was 42.5 million at December 31, 2019, including 26.5 million available for future grants.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $356.1 million, $364.4 million and $353.6 million, respectively. Cash received from stock options exercised during 2019 was $350.5 million and the tax benefit realized from stock options exercised totaled $70.5 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2019, 2018 and 2017, and changes during the years then ended, is presented in the following table:

	2019				2018		2017
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	16.6	$113.06			18.9	$101.55	21.5	$92.25
Granted	2.0	175.17			2.7	157.95	4.0	128.74
Exercised	(3.6)	97.70			(4.5)	89.31	(5.6)	81.77
Forfeited/expired	(0.4)	154.65			(0.5)	137.08	(1.0)	118.38
Outstanding at end of year	14.6	$124.21	5.9	$1,074.6	16.6	$113.06	18.9	$101.55
Exercisable at end of year	9.2	$107.51	4.7	$826.4	10.0		11.3

RSUs
RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of McDonald’s common stock or cash, at the Company’s discretion. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant, and prior to 2018 included a reduction for the present value of expected dividends over the vesting period. Separately, Company executives have been awarded RSUs that vest based on Company performance. For performance-based RSUs, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
A summary of the Company’s RSU activity during the years ended December 31, 2019, 2018 and 2017 is presented in the following table:

	2019		2018		2017
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.5	$132.56	1.6	$107.34	1.9	$94.13
Granted	0.6	171.48	0.6	158.28	0.6	123.98
Vested	(0.6)	116.42	(0.6)	91.20	(0.7)	87.18
Forfeited	(0.1)	153.58	(0.1)	132.14	(0.2)	117.24
Nonvested at end of year	1.4	$150.95	1.5	$132.56	1.6	$107.34

The total fair value of RSUs vested during 2019, 2018 and 2017 was $111.0 million, $117.9 million and $87.6 million, respectively. The tax benefit realized from RSUs vested during 2019 was $21.3 million.
SUBSEQUENT EVENTS
In December 2019, a novel strain of coronavirus was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in January 2020, due to the closure of some restaurants, modified operating hours in certain restaurants that remain open, and resulting traffic declines in our China market. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our results, the related financial impact cannot be reasonably estimated at this time. For the year ended December 31, 2019, the China market represented approximately 5% of Systemwide sales, 1% of consolidated revenues and 3% of consolidated operating income.

McDonald's Corporation 2019 Annual Report 53

Quarterly Results (Unaudited)

	Quarters ended December 31		Quarters ended September 30				Quarters ended June 30		Quarters ended March 31
In millions, except per share data	2019	2018	2019		2018		2019	2018	2019	2018
Revenues
Sales by Company-operated restaurants	$2,363.3	$2,371.2	$2,416.6		$2,511.0		$2,400.4	$2,594.9	$2,240.5	$2,535.6
Revenues from franchised restaurants	2,985.7	2,791.8	3,014.0		2,858.4		2,940.9	2,759.0	2,715.1	2,603.3
Total revenues	5,349.0	5,163.0	5,430.6		5,369.4		5,341.3	5,353.9	4,955.6	5,138.9
Company-operated margin	423.7	414.6	448.9		463.1		433.3	464.4	354.3	404.7
Franchised margin	2,422.4	2,282.1	2,454.5		2,359.0		2,396.2	2,275.1	2,182.0	2,123.0
Operating income	2,292.6	1,999.5	2,409.3		2,417.7		2,273.9	2,262.3	2,094.0	2,143.1
Net income	$1,572.2	$1,415.3	$1,607.9		$1,637.3		$1,516.9	$1,496.3	$1,328.4	$1,375.4
Earnings per common share—basic	$2.10	$1.84	$2.13		$2.12		$1.99	$1.92	$1.74	$1.74
Earnings per common share—diluted	$2.08	$1.82	$2.11		$2.10		$1.97	$1.90	$1.72	$1.72
Dividends declared per common share	$—	$—	$2.41	(1)	$2.17	(1)	$1.16	$1.01	$1.16	$1.01
Weighted-average common shares—basic	749.2	769.5	756.6		772.8		761.8	780.0	764.9	790.9
Weighted-average common shares—diluted	755.6	776.6	763.9		779.6		768.7	787.1	771.6	798.7

(1) Includes a $1.16 and $1.01 per share dividend declared and paid in third quarter of 2019 and 2018, respectively, and a $1.25 and $1.16 per share dividend declared in the third quarter and paid in fourth quarter of 2019 and 2018, respectively.

McDonald's Corporation 2019 Annual Report 54

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2019, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2019, 2018 and 2017 and the Company’s internal control over financial reporting as of December 31, 2019. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 26, 2020

McDonald's Corporation 2019 Annual Report 55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in the Summary of Significant Accounting Policies note to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

McDonald's Corporation 2019 Annual Report 56

Unrecognized Tax Benefits
Description of the Matter
As described in the income taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $1,439 million at December 31, 2019. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.

Auditing the measurement of unrecognized tax benefits related to transfer pricing used in intercompany transactions was challenging because the measurement is based on judgmental interpretations of complex tax laws and legal rulings and because the pricing of the intercompany transactions is based on studies that may produce a range of outcomes (e.g., the price that would be charged in an arm’s-length transaction).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits and measure unrecognized tax benefits related to transfer pricing used in intercompany transactions. For example, we tested management’s review of the unrecognized tax benefit calculations, which included evaluation of the comparable transactions used to determine the ranges of outcomes, pricing conclusions reached in management’s transfer pricing studies, and the assessment of other third-party information.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of the Company’s position and testing the measurement of unrecognized tax benefits related to transfer pricing. For example, we assessed the inputs utilized and the pricing conclusions reached in the transfer pricing studies executed by management, and compared the methods used to alternative methods and industry benchmarks. We also reviewed the Company’s communications with the relevant tax authorities and any advice obtained by the Company from third-party advisors. In addition, we used our knowledge of historical settlement activity, income tax laws, and other market information to evaluate the technical merits of the positions and the measurement of unrecognized tax benefits related to transfer pricing.

ERNST & YOUNG LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 26, 2020

McDonald's Corporation 2019 Annual Report 57

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

ERNST & YOUNG LLP
Chicago, Illinois
February 26, 2020

McDonald's Corporation 2019 Annual Report 58

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), over the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management, including the CEO and CFO, confirm that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2019. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	16,029,240	(1)	$126.54	26,481,096
Equity compensation plans not approved by security holders	—		—	—
Total	16,029,240		$126.54	26,481,096

(1)
Includes 1,587,414 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 13,049,313 stock options and 1,392,513 restricted stock units granted under the McDonald's Corporation 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

McDonald's Corporation 2019 Annual Report 59

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report and are included on pages 33 through 54 of this Form 10-K.

	(2)	Financial statement schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.		Exhibits

		The exhibits listed in the accompanying index are filed as part of this report.

McDonald’s Corporation Exhibit Index

Exhibit Number		Description
(3)	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), filed August 6, 2019.

	(b)	By-Laws, as amended and restated with effect as of December 6, 2019, incorporated herein by reference from Exhibit 3 of Form 8-K (File No. 001-05231), filed December 10, 2019.

(4)	Instruments defining the rights of security holders, including Indentures:*

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(b)
Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Description of Securities.

(10)	Material Contracts

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

McDonald's Corporation 2019 Annual Report 60

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
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018.**

(n)
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
Form of 2019 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(s) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(r)
Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K (File No. 001-05231), filed November 4, 2019.

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

McDonald's Corporation 2019 Annual Report 61

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Pages 3-5
	Item 1A	Risk Factors and Cautionary Statement Regarding Forward-Looking Statements	Pages 3, 25-30
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 2	Properties	Page 31
	Item 3	Legal Proceedings	Page 31
	Item 4	Mine Safety Disclosures	Not applicable
	Additional Item	Information About our Executive Officers	Page 32

Part II
	Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	Page 24
	Item 6	Selected Financial Data	Page 22
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 3-33
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Pages 17-19
	Item 8	Financial Statements and Supplementary Data	Pages 33-58
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 59
	Item 9B	Other Information	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 32, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	Page 59
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accounting Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Pages 60-61
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 63
(a) - Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2019.

McDonald's Corporation 2019 Annual Report 62

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer

February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 26th day of February, 2020:

By	/s/ Lloyd H. Dean	By	/s/ Richard H. Lenny
	Lloyd H. Dean		Richard H. Lenny
	Director		Director

By	/s/ Robert A. Eckert	By	/s/ John J. Mulligan
	Robert A. Eckert		John J. Mulligan
	Director		Director

By	/s/ Catherine M. Engelbert	By	/s/ Kevin M. Ozan
	Catherine M. Engelbert		Kevin M. Ozan
	Director		Corporate Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Margaret H. Georgiadis	By	/s/ Sheila A. Penrose
	Margaret H. Georgiadis		Sheila A. Penrose
	Director		Director

By	/s/ Enrique Hernandez, Jr.	By	/s/ John W. Rogers, Jr.
	Enrique Hernandez, Jr.		John W. Rogers, Jr.
	Chairman of the Board and Director		Director

By	/s/ Catherine Hoovel	By	/s/ Paul S. Walsh
	Catherine Hoovel		Paul S. Walsh
	Corporate Vice President – Chief Accounting Officer		Director
(Principal Accounting Officer)

By	/s/ Christopher J. Kempczinski	By	/s/ Miles D. White
	Christopher J. Kempczinski		Miles D. White
	President, Chief Executive Officer and Director		Director
(Principal Executive Officer)

McDonald's Corporation 2019 Annual Report 63