Form 10-Q
period 2020-03-31
MCDONALDS CORP
filed 2020-05-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
743,556,182
(Number of shares of common stock
outstanding as of 3/31/2020)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and equivalents	$5,379.8	$898.5
Accounts and notes receivable	1,695.3	2,224.2
Inventories, at cost, not in excess of market	39.1	50.2
Prepaid expenses and other current assets	442.7	385.0
Total current assets	7,556.9	3,557.9
Other assets
Investments in and advances to affiliates	1,276.8	1,270.3
Goodwill	2,627.4	2,677.4
Miscellaneous	2,481.4	2,584.0
Total other assets	6,385.6	6,531.7
Lease right-of-use asset, net	13,029.6	13,261.2
Property and equipment
Property and equipment, at cost	38,351.5	39,050.9
Accumulated depreciation and amortization	(14,755.6)	(14,890.9)
Net property and equipment	23,595.9	24,160.0
Total assets	$50,568.0	$47,510.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$1,000.0	$—
Accounts payable	671.9	988.2
Lease liability	688.6	621.0
Income taxes	234.6	331.7
Other taxes	208.9	247.5
Accrued interest	308.0	337.8
Accrued payroll and other liabilities	769.8	1,035.7
Current maturities of long-term debt	106.0	59.1
Total current liabilities	3,987.8	3,621.0
Long-term debt	38,046.6	34,118.1
Long-term lease liability	12,470.3	12,757.8
Long-term income taxes	2,158.1	2,265.9
Deferred revenues - initial franchise fees	655.0	660.6
Other long-term liabilities	893.9	979.6
Deferred income taxes	1,649.7	1,318.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,713.5	7,653.9
Retained earnings	53,106.7	52,930.5
Accumulated other comprehensive income (loss)	(2,996.4)	(2,482.7)
Common stock in treasury, at cost; 917.1 and 914.3 million shares	(67,133.8)	(66,328.6)
Total shareholders’ equity (deficit)	(9,293.4)	(8,210.3)
Total liabilities and shareholders’ equity (deficit)	$50,568.0	$47,510.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2020	2019
Revenues
Sales by Company-operated restaurants	$2,025.8	$2,240.5
Revenues from franchised restaurants	2,608.0	2,715.1
Other revenues	80.6	68.5
Total revenues	4,714.4	5,024.1
Operating costs and expenses
Company-operated restaurant expenses	1,752.8	1,886.2
Franchised restaurants-occupancy expenses	554.2	533.1
Other restaurant expenses	65.5	53.3
Selling, general & administrative expenses
Depreciation and amortization	73.5	61.4
Other	516.3	437.7
Other operating (income) expense, net	58.5	(41.6)
Total operating costs and expenses	3,020.8	2,930.1
Operating income	1,693.6	2,094.0
Interest expense	280.0	274.1
Nonoperating (income) expense, net	(31.3)	(11.4)
Income before provision for income taxes	1,444.9	1,831.3
Provision for income taxes	338.0	502.9
Net income	$1,106.9	$1,328.4
Earnings per common share-basic	$1.49	$1.74
Earnings per common share-diluted	$1.47	$1.72
Dividends declared per common share	$1.25	$1.16
Weighted-average shares outstanding-basic	744.8	764.9
Weighted-average shares outstanding-diluted	750.7	771.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2020	2019
Net income	$1,106.9	$1,328.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(466.2)	43.4
Reclassification of (gain) loss to net income	—	45.6
Foreign currency translation adjustments-net of tax benefit (expense) of $(115.3) and $(60.0)	(466.2)	89.0
Cash flow hedges:
Gain (loss) recognized in AOCI	(39.6)	8.3
Reclassification of (gain) loss to net income	(9.1)	(9.1)
Cash flow hedges-net of tax benefit (expense) of $14.7 and $0.2	(48.7)	(0.8)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(1.9)	—
Reclassification of (gain) loss to net income	3.1	1.2
Defined benefit pension plans-net of tax benefit (expense) of $0.4 and $0.0	1.2	1.2
Total other comprehensive income (loss), net of tax	(513.7)	89.4
Comprehensive income (loss)	$593.2	$1,417.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2020	2019
Operating activities
Net income	$1,106.9	$1,328.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	421.3	392.6
Deferred income taxes	276.4	54.3
Share-based compensation	25.9	31.6
Other	(87.9)	51.5
Changes in working capital items	(196.6)	162.2
Cash provided by operations	1,546.0	2,020.6
Investing activities
Capital expenditures	(482.5)	(515.3)
Purchases of restaurant businesses	(19.6)	(9.0)
Sales of restaurant businesses	25.7	131.9
Sales of property	15.8	22.3
Other	(57.8)	(401.2)
Cash (used for) investing activities	(518.4)	(771.3)
Financing activities
Net short-term borrowings	111.8	(94.0)
Long-term financing issuances	5,539.4	2,513.3
Long-term financing repayments	(262.7)	(415.0)
Treasury stock purchases	(902.6)	(996.1)
Common stock dividends	(930.7)	(886.8)
Proceeds from stock option exercises	99.3	110.6
Other	(121.5)	(11.3)
Cash provided by financing activities	3,533.0	220.7
Effect of exchange rates on cash and cash equivalents	(79.3)	(46.9)
Cash and equivalents increase	4,481.3	1,423.1
Cash and equivalents at beginning of period	898.5	866.0
Cash and equivalents at end of period	$5,379.8	$2,289.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				1,328.4						1,328.4
Other comprehensive income (loss), net of tax					1.2	(0.8)	89.0			89.4
Comprehensive income										1,417.8
Common stock cash dividends ($1.16 per share)				(886.8)						(886.8)
Treasury stock purchases								(5.4)	(963.7)	(963.7)
Share-based compensation			31.6							31.6
Stock option exercises and other			30.9					1.8	77.7	108.6
Balance at March 31, 2019	1,660.6	$16.6	$7,438.5	$50,928.6	$(215.4)	$31.6	$(2,336.3)	(897.1)	$(62,414.5)	$(6,550.9)

For the quarter ended March 31, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				1,106.9						1,106.9
Other comprehensive income (loss), net of tax					1.2	(48.7)	(466.2)			(513.7)
Comprehensive income										593.2
Common stock cash dividends ($1.25 per share)				(930.7)						(930.7)
Treasury stock purchases								(4.2)	(868.9)	(868.9)
Share-based compensation			25.9							25.9
Stock option exercises and other			33.7					1.4	63.7	97.4
Balance at March 31, 2020	1,660.6	$16.6	$7,713.5	$53,106.7	$(242.5)	$(36.7)	$(2,717.2)	(917.1)	$(67,133.8)	$(9,293.4)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2020, do not necessarily indicate the results that may be expected for the full year.
Prior to January 1, 2020, the Company presented both expenditures and receipts related to technology fees charged to franchisees and revenues related to certain licensing arrangements within Other operating (income) expense, net, because these activities were not part of the Company’s ongoing major or central operations. Effective January 1, 2020, the Company is presenting the revenues and expenses related to these activities within Other revenues and Other restaurant expenses, respectively, in the Condensed Consolidated Statement of Income. The change in presentation was applied retrospectively to all periods presented and had no effect on Operating income, Net income, or Earnings per share.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2020	2019
Conventional franchised	21,838	21,662
Developmental licensed	7,678	7,362
Foreign affiliated	6,831	6,254
Total Franchised	36,347	35,278
Company-operated	2,637	2,693
Total Systemwide restaurants	38,984	37,971

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.9 million shares and 6.7 million shares for the quarters 2020 and 2019, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.0 million shares for each of the quarters 2020 and 2019.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued guidance codified in Accounting Standards Codification Topic 326, "Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments". The standard replaces the incurred loss impairment methodology in prior GAAP with a methodology that instead reflects a current estimate of all expected credit losses on financial assets, including receivables. The guidance requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company has adopted this guidance effective January 1, 2020, prospectively, and the adoption and application of this standard did not have a material impact to the consolidated financial statements during the first quarter. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses.

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact the adoption of ASU 2020-04 will have on its consolidated financial statements.

Updates to Significant Accounting Policies

Revenue recognition

The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand, and third party revenues for the Dynamic Yield business.
Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term (with the exception of rent concessions as a result of COVID-19 – refer to the Leasing policy update on page 10), and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company provides goods or services related to various technology platforms to certain franchisees that are distinct from the franchise agreement because they do not require integration with other goods or services we provide. The Company has determined that it is the principal in these arrangements. Accordingly, the related revenue is presented on a gross basis on the Condensed Consolidated Statement of Income. These revenues are recognized as the goods or services are transferred to the franchisee, and related expenses are recognized as incurred. Brand licensing arrangement revenues are based on a percent of sales and are recognized at the time the underlying sales occur. Dynamic Yield third party revenues are generated from providing software as a service solutions to customers and are recognized over the applicable subscription period as the service is performed.

Long-lived assets and Goodwill

Long-lived assets and Goodwill are typically reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. The Company has continued to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for restaurant operations and the impact that any disruption may have on the Company's business and overall financial performance.
As a result of the Company's analysis, and in consideration of the totality of events and circumstances, including the potential impact of COVID-19 related disruptions on the Company’s operating results, there were no indicators of impairment during the first quarter of 2020.

Leasing

The FASB has issued additional guidance for how companies may account for COVID-19 related rent concessions in the form of FASB staff and Board members’ remarks at the April 8, 2020 public meeting and the FASB Staff Q&A issued on April 10, 2020.
The Company has elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This has been elected for the Company’s entire lessee and lessor portfolio for any rent deferrals or rent abatements. For the lessee portfolio, the Company has elected not to remeasure the lease liability and right-of-use asset if a rent deferral or a rent abatement is granted.
For the first quarter 2020, the Company deferred collection of approximately $300 million of rental income on revenue that was recognized in the first quarter. Rental income includes both minimum rent payments and variable rent payments based on a percent of sales. The extent of the deferrals differ in length by market, but the deferrals primarily impact cash collection in the second quarter of 2020, a large portion of which is expected to be collected in the third and fourth quarters of 2020.
Refer to the Cash Flow and Liquidity section on page 24 of this Form 10-Q for additional information on deferred collections of rental income as well as royalties.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2019 Annual Report on Form 10-K.
At March 31, 2020, the fair value of the Company’s debt obligations was estimated at $41.5 billion, compared to a carrying amount of $39.2 billion, which reflects the new financings during the first quarter of a $1 billion line of credit and $5.5 billion of debt issuances under the Company's existing registration statement on Form S-3 with maturities ranging from 2025 to 2050 and interests rates ranging from 1.45% to 4.20%. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2020	December 31, 2019	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$31.9	$10.0	Accrued payroll and other liabilities	$(0.5)	$(5.2)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities
Foreign currency	Miscellaneous other assets	25.4	9.5	Other long-term liabilities	(0.3)	(1.2)
Interest rate	Miscellaneous other assets	36.0	12.1	Other long-term liabilities
Total derivatives designated as hedging instruments		$93.3	$31.6		$(0.8)	$(6.4)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$10.4	$1.6	Accrued payroll and other liabilities	$(0.1)	$(0.1)
Foreign currency	Prepaid expenses and other current assets	17.8	12.4	Accrued payroll and other liabilities	—	(4.8)
Equity	Miscellaneous other assets	149.8	179.1
Total derivatives not designated as hedging instruments		$178.0	$193.1		$(0.1)	$(4.9)
Total derivatives		$271.3	$224.7		$(0.9)	$(11.3)

    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the quarters ended March 31, 2020 and 2019, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2020	2019	2020	2019	2020	2019
Foreign currency	Nonoperating income/expense	$39.3	$10.7	$12.6	$12.0
Interest rate	Interest expense	(90.8)		(0.7)	(0.3)
Cash flow hedges		$(51.5)	$10.7	$11.9	$11.7

Foreign currency denominated debt	Nonoperating income/expense	$350.4	$245.2
Foreign currency derivatives	Nonoperating income/expense	11.9	9.0
Foreign currency derivatives(1)	Interest expense					$3.7	$2.5
Net investment hedges		$362.3	$254.2			$3.7	$2.5

Foreign currency	Nonoperating income/expense					$7.5	$(5.6)
Equity	Selling, general & administrative expenses					(66.3)	35.3
Undesignated derivatives						$(58.8)	$29.7
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At March 31, 2020, the carrying amount of fixed-rate debt that was effectively converted was $1.0 billion, which included an increase of $36.0 million of cumulative hedging adjustments. For the first quarter 2020, the Company recognized a $23.9 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. To protect against the variability of interest rates of an anticipated bond issuance, the Company may use treasury locks to hedge a portion of the expected future cash flows.
As of March 31, 2020, the Company had derivatives outstanding with an equivalent notional amount of $734.9 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2020, the $36.7 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2020, $10.1 billion of the Company's third party foreign currency denominated debt and $694.6 million of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2020 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2020, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of (in millions):

Quarters Ended March 31,	2020	2019

Rents	$1,668.2	$1,747.6
Royalties	928.8	956.7
Initial fees	11.0	10.8
Revenues from franchised restaurants	$2,608.0	$2,715.1

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:

•	U.S. - the Company's largest market. The segment is 95% franchised as of March 31, 2020.

•
International Operated Markets - comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of March 31, 2020.

•
International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported within this segment. The segment is 98% franchised as of March 31, 2020.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2020	2019
Revenues
U.S.	$1,871.0	$1,887.6
International Operated Markets	2,404.3	2,682.7
International Developmental Licensed Markets & Corporate	439.1	453.8
Total revenues	$4,714.4	$5,024.1
Operating Income
U.S.	$892.4	$951.9
International Operated Markets	879.1	1,048.0
International Developmental Licensed Markets & Corporate	(77.9)	94.1
Total operating income	$1,693.6	$2,094.0

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 38,984 restaurants at March 31, 2020, 36,347 were franchised, which is 93% of McDonald's restaurants.
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
McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with entrepreneurial experience and financial resources, as well as the local, legal and regulatory environment in critical areas such as property ownership and franchising. The business relationship between McDonald’s and its independent franchisees is supported by adhering to standards and policies and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
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
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of technology fees paid by franchisees, revenues from brand licensing arrangements, and third party revenues for the Dynamic Yield business.
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
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects the ongoing temporary restaurant closures, limited operations and dramatic changes in consumer behavior, as a result of COVID-19, will continue to have a significant negative impact on revenues.
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
As both royalty revenues and the Company's share of net results in equity investments are based on sales results, the Company expects to continue to have a negative impact to revenues and Equity in earnings of unconsolidated affiliates as a result of COVID-19.

COVID-19 Impact and Strategic Direction
Driven by our Velocity Growth Plan (the "Plan") the Company delivered strong global comparable sales and results in 2019 and for the two months ended February 2020. The outbreak of COVID-19 and the resulting operational impact brought on by several related factors, including restaurant closures, limited operations and dramatic changes in consumer behavior, led to a marked decline in sales during the second half of March.
While the COVID-19 pandemic has significantly disrupted the operations of McDonald’s business in every market in which we operate, the Company has taken several steps focused on the safety and well being of restaurant crew, franchisees, employees, and customers. In addition, the Company is:

•	Working with franchisees around the world in order to evaluate operational feasibility and support financial liquidity during this period of uncertainty.

•	Utilizing our high Drive-Thru penetration as a critical asset during the COVID-19 pandemic, and this order channel continues to enable us to serve customers during this challenging time.

•	Applying learnings from our Experience of the Future deployment over the last several years, when we shut down and reopened restaurants, which should prove invaluable as we emerge from the crisis.

•	Collaborating closely with suppliers on contingency planning for continuous supply.
While the Company cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted the business and our financial results, condition and outlook. By remaining focused on our people and our business, the Company will continue to take actions that are designed to put the System in a position to succeed when the pandemic subsides. This includes the Company's investments in technology and new capabilities through the following initiatives:

•
Delivery. We now offer delivery in over 25,000 restaurants across the global system, and our delivery business has become more relevant than ever during the crisis. Despite the challenging business environment, we have continued to meet customers’ expectations, and in many markets delivery sales per day are up significantly versus pre-COVID-19 figures. Additionally, we are sharing innovative best practices across our markets, including the use of contactless delivery, to adapt to changing customer behaviors. We continue to see great runway ahead of us to drive awareness and trial of delivery, and are focusing on efforts to encourage frequency and retention in 2020 and beyond.

•
Digital. The investments the Company has made over the past several years with our emerging digital customer experience platform, including mobile order and pay and the acquisitions of Dynamic Yield and Apprente, remain a priority for our business. Dynamic Yield has been implemented via outdoor digital menu boards across the U.S. and Australia, offering customers a more customized experience, while Apprente, the conversational interface technology, is expected to provide more efficient and accurate ordering in the drive-thru in the future. These digital investments enable us to give customers more choice and flexibility in how they order, pay, and receive their food during this unprecedented time and will remain important in serving customers as we think about our business beyond this crisis.

Looking ahead, the Company understands that these unprecedented times will bring about fundamental changes to the way our business operates. While the Plan has been instrumental in our performance over the past few years, our strategy may need to evolve in the aftermath of the COVID-19 pandemic. As such, the Company will rely on its ability to adapt and adjust to changing conditions to ensure we emerge from the crisis in a position of competitive strength.

First Quarter 2020 Financial Performance
Global comparable sales increased 7.2% for the two months ended February 2020, with all segments benefiting from Leap Day. Globally, sales results began to markedly decline during the second half of March due to COVID-19, which caused significant restaurant closures and "shelter-in-place" guidance. The sales trends from the second half of March have continued into April, and are expected to continue while these restrictions are in place. Global comparable sales decreased 3.4% for the quarter.

•	U.S. comparable sales increased 0.1% for the quarter.

•	International Operated Markets segment comparable sales decreased 6.9% for the quarter, primarily driven by temporary restaurant closures in France, the United Kingdom and Italy.

•
International Developmental Licensed Markets segment comparable sales decreased 4.3% for the quarter, primarily impacted by China, which had approximately 25% of restaurants fully closed in early February, at the peak of the Company’s closures in that market.

In addition to the comparable sales results, the Company had the following financial results in the quarter:

•	Consolidated revenues decreased 6% (5% in constant currencies).

•	Systemwide sales decreased 4% (2% in constant currencies).

•	Consolidated operating income decreased 19% (17% in constant currencies).

•	Diluted earnings per share of $1.47 decreased 15% (13% in constant currencies).

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

•
Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters (which includes restaurants temporarily closed due to COVID-19 in 2020). Comparable sales exclude the impact of currency translation, and, since 2017, also exclude sales from Venezuela due to its hyper-inflation. Management generally identifies hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. Management believes that these exclusions more accurately reflect the underlying business trends. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix. The goal is to achieve a relatively balanced contribution from both guest counts and average check.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2020
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,025.8	(10)%
Revenues from franchised restaurants	2,608.0	(4)
Other revenues	80.6	18
Total revenues	4,714.4	(6)
Operating costs and expenses
Company-operated restaurant expenses	1,752.8	(7)
Franchised restaurants-occupancy expenses	554.2	4
Other restaurant expenses	65.5	23
Selling, general & administrative expenses
Depreciation and amortization	73.5	20
Other	516.3	18
Other operating (income) expense, net	58.5	n/m
Total operating costs and expenses	3,020.8	3
Operating income	1,693.6	(19)
Interest expense	280.0	2
Nonoperating (income) expense, net	(31.3)	n/m
Income before provision for income taxes	1,444.9	(21)
Provision for income taxes	338.0	(33)
Net income	$1,106.9	(17)%
Earnings per common share-basic	$1.49	(14)%
Earnings per common share-diluted	$1.47	(15)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2020	2019	2020
Revenues	$4,714.4	$5,024.1	$(74.8)
Company-operated margins	273.0	354.3	(3.6)
Franchised margins	2,053.8	2,182.0	(35.2)
Selling, general & administrative expenses	589.8	499.1	3.8
Operating income	1,693.6	2,094.0	(36.3)
Net income	1,106.9	1,328.4	(12.8)
Earnings per share-diluted	$1.47	$1.72	$(0.02)
The negative impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weakening of the Australian Dollar and the Euro.

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 17% (16% in constant currencies) to $1,106.9 million, and diluted earnings per share decreased 15% (13% in constant currencies) to $1.47. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
Results for the quarter reflected sales performance declines due to restaurant closures, limited operations and dramatic changes in consumer behavior as a result of COVID-19.
Diluted earnings per share benefited from a decrease in diluted weighted average shares outstanding due to share repurchases executed prior to the Company suspending its share repurchase program in early March in order to preserve financial flexibility. During the quarter, the Company repurchased 4.2 million shares of stock for $868.9 million, and paid a quarterly dividend of $1.25 per share, or $930.7 million that was declared on January 23, 2020.

Revenues
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand, and third party revenues for the Dynamic Yield business.
Franchised restaurants represented 93% of McDonald's restaurants worldwide at March 31, 2020. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects the ongoing restaurant closures, limited operations and dramatic changes in consumer behavior as a result of COVID-19 will continue to have a significant negative impact on revenue growth. The Company has granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets. The extent of the deferrals is expected to differ in length by market. Although the Company may be deferring cash collection, revenue is continuing to be recognized as sales are incurred.

REVENUES
Dollars in millions
Quarters Ended March 31,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$579.2	$597.6	(3)%	(3)%
International Operated Markets	1,305.3	1,487.9	(12)	(11)
International Developmental Licensed Markets & Corporate	141.3	155.0	(9)	(3)
Total	$2,025.8	$2,240.5	(10)%	(8)%
Franchised revenues
U.S.	$1,250.7	$1,248.6	0%	0%
International Operated Markets	1,074.0	1,175.1	(9)	(6)
International Developmental Licensed Markets & Corporate	283.3	291.4	(3)	1
Total	$2,608.0	$2,715.1	(4)%	(2)%
Total Company-operated sales and Franchised revenues
U.S.	$1,829.9	$1,846.2	(1)%	(1)%
International Operated Markets	2,379.3	2,663.0	(11)	(9)
International Developmental Licensed Markets & Corporate	424.6	446.4	(5)	(1)
Total	$4,633.8	$4,955.6	(6)%	(5)%
Total Other revenues	$80.6	$68.5	18%	19%
Total Revenues	$4,714.4	$5,024.1	(6)%	(5)%

•
Total Company-operated sales and franchised revenues decreased 6% (5% in constant currencies) for the quarter. The decrease primarily reflected sales performance declines as a result of COVID-19. Revenue declines for the quarter were more significant in the International Operated Markets segment, primarily driven by the temporary restaurant closures in the United Kingdom and France. In March, the Company's total revenue declines in the U.S. and International Operated Markets segments were in line with comparable sales declines.

Comparable Sales
The following table presents the percent change in comparable sales:

COMPARABLE SALES
	Increase/(Decrease)
	Two months ended February 29, 2020	Month ended March 31, 2020	Quarter ended March 31, 2020	Quarter ended March 31, 2019
U.S.	8.1%	(13.4)%	0.1%	4.5%
International Operated Markets	8.5	(34.7)	(6.9)	6.0
International Developmental Licensed Markets & Corporate	3.7	(19.4)	(4.3)	6.0
Total	7.2%	(22.2)%	(3.4)%	5.4%

•
Comparable Sales: The Company delivered strong global comparable sales results for the two months ended February 2020, with all segments benefiting from Leap Day. Globally, sales results began to markedly decline during the second half of March due to COVID-19, which caused significant restaurant closures and "shelter-in-place" guidance. The sales trends from the second half of March have continued into April, and are expected to continue while these restrictions are in place.

•
U.S. and International Operated Markets: Comparable sales results for the two months ended February 2020 reflected balanced growth in average check and guest counts. The comparable sales decline in the International Operated Markets segment for both the month of March and the quarter were primarily driven by temporary restaurant closures in France, the United Kingdom and Italy.

•
International Developmental Licensed Markets: Comparable sales results for the quarter were primarily impacted by China, which had approximately 25% of restaurants fully closed in early February, at the peak of the Company’s closures in that market.

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2020:

SYSTEMWIDE SALES*
Quarter Ended March 31, 2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	0%	0%
International Operated Markets	(8)	(5)
International Developmental Licensed Markets & Corporate	(4)	(1)
Total	(4)%	(2)%

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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,873.7	$8,850.4	0%	0%
International Operated Markets	6,192.7	6,664.8	(7)	(4)
International Developmental Licensed Markets & Corporate	5,447.0	5,695.3	(4)	(1)
Total	$20,513.4	$21,210.5	(3)%	(2)%

Ownership type
Conventional franchised	$14,986.4	$15,466.0	(3)%	(2)%
Developmental licensed	3,228.0	3,322.8	(3)	2
Foreign affiliated	2,299.0	2,421.7	(5)	(5)
Total	$20,513.4	$21,210.5	(3)%	(2)%

Restaurant Margins

FRANCHISED AND COMPANY-OPERATED RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2020	2019
Franchised
U.S.	$961.3	$979.7	(2)%	(2)%
International Operated Markets	815.3	919.0	(11)	(9)
International Developmental Licensed Markets & Corporate	277.2	283.3	(2)	1
Total	$2,053.8	$2,182.0	(6)%	(4)%
Company-operated
U.S.	$80.5	$83.3	(3)%	(3)%
International Operated Markets	197.7	269.0	(26)	(25)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$273.0	$354.3	(23)%	(22)%
Total restaurant margins
U.S.	$1,041.8	$1,063.0	(2)%	(2)%
International Operated Markets	1,013.0	1,188.0	(15)	(12)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$2,326.8	$2,536.3	(8)%	(7)%
n/m Not meaningful

•
Due to the nature of our operating model, franchised margin expenses (primarily comprised of lease expense and depreciation expense) are mainly fixed, whereas Company-operated restaurant expenses have more variable cost components. Total restaurant margin dollars included $350.8 million of depreciation and amortization expense for the quarter.

•
For the two months ended February 2020, total restaurant margin dollars increased $142.5 million or 9% (10% in constant currencies) as a result of the strong sales performance at the beginning of the year. For the month of March, total restaurant margin dollars decreased $352.0 million or 37% (35% in constant currencies), primarily due to the global decline in sales results, markedly beginning during the second half of March. Approximately two-thirds of this decrease was in the International Operated Markets segment due to the significant number of restaurants temporarily closed during the month.

•
Total restaurant margin dollars decreased $209.5 million or 8% (7% in constant currencies) for the quarter. The franchised margin dollar decrease also reflected higher depreciation costs related to investments in Experience of the Future in the U.S

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $90.7 million or 18% (19% in constant currencies) for the quarter. These results reflected $40 million of costs related to the cancellation of the 2020 Worldwide Owner/Operator Convention; approximately $20 million of incremental costs related to contractual obligations as a result of a reduction in scope of certain investments in restaurant technology and research & development; and Dynamic Yield costs which were not included in the first quarter 2019.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 2.6% and 2.1% for the quarters ended 2020 and 2019, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2020	2019
Gains on sales of restaurant businesses	$(2.5)	$(29.1)
Equity in earnings of unconsolidated affiliates	(14.7)	(35.1)
Asset dispositions and other (income) expense, net	74.4	22.3
Impairment and other charges, net	1.3	0.3
Total	$58.5	$(41.6)

•	Gains on sales of restaurant businesses decreased for the quarter primarily due to fewer restaurant sales in the U.S.

•	Equity in earnings of unconsolidated affiliates declined for the quarter primarily due to China as a result of COVID-19.

•	Asset dispositions and other expense, net increased for the quarter primarily due to increases in reserves for bad debts and litigation settlements.

•
Impairment and other charges, net for the quarter reflected $14.4 million of costs related to the write-off of software no longer being used, mostly offset by $13.0 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$892.4	$951.9	(6)%	(6)%
International Operated Markets	879.1	1,048.0	(16)	(14)
International Developmental Licensed Markets & Corporate	(77.9)	94.1	n/m	n/m
Total	$1,693.6	$2,094.0	(19)%	(17)%

Operating margin	35.9%	41.7%

n/m Not meaningful

•	Operating Income: Operating income decreased $400.4 million or 19% (17% in constant currencies) for the quarter, which primarily reflected sales performance declines as a result of COVID-19.

•	U.S.: The operating income decrease for the quarter also reflected lower gains on sales of restaurant businesses and an increase in a reserve for a litigation settlement.

•	International Developmental Licensed Markets & Corporate: The operating income decrease for the quarter was also affected by higher G&A spend and additional reserves for bad debts.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-operated restaurants. Additionally, the number of temporary restaurant closures, which vary by segment, as a result of COVID-19, will also impact the contribution of each segment to the consolidated operating margin.

Operating margin was 35.9% and 41.7% for the quarters ended 2020 and 2019, respectively. The decrease in operating margin percent was driven by a decline in sales performance, higher other operating expenses and higher G&A spend.

Interest Expense

•
Interest expense increased 2% (3% in constant currencies) for the quarter, reflecting higher average debt balances, partly offset by a decrease in the amount of Euro denominated deposits incurring interest expense as a result of the Company's cash management strategies.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2020 to increase about 10% to 12% due primarily to higher average debt balances as a result of additional debt issuances in response to COVID-19.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
Quarters Ended March 31,	2020	2019
Interest income	$(5.4)	$(10.0)
Foreign currency and hedging activity	(17.8)	(9.3)
Other expense, net	(8.1)	7.9
Total	$(31.3)	$(11.4)

Income Taxes

•	The effective income tax rate was 23.4% and 27.5% for the quarters ended 2020 and 2019, respectively.

•	Results in 2019 included $47 million of additional income tax costs due to regulations issued in January 2019 related to the Tax Act.

Cash Flows and Liquidity
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases. As our operations have been impacted due to COVID-19, we have taken actions to preserve financial flexibility for the future.
Cash provided by operations totaled $1.5 billion and exceeded capital expenditures by $1.1 billion for the first quarter 2020. Cash provided by operations decreased $474.6 million compared with the first quarter 2019, primarily due to changes in working capital and the reduction in operating earnings due to COVID-19. The Company expects to defer collection of over $1 billion of rents and royalties earned from franchisees during the first and second quarters of 2020. The Company's cash provided by operations in the second quarter will be significantly impacted by these deferrals, and the Company's free cash flow may be negative until collections on these deferrals begin, which is expected in the third and fourth quarters of 2020.
Cash used for investing activities totaled $518.4 million for the first quarter 2020, a decrease of $252.9 million compared with the first quarter 2019. The decrease was primarily due to other investing activity as a result of a strategic acquisition of a real estate entity in the first quarter 2019. The Company expects to reduce planned capital expenditures by approximately $1 billion from our original plan of $2.4 billion for 2020.
Cash provided by financing activities totaled $3.5 billion for the first quarter 2020, an increase of $3.3 billion compared with the first quarter 2019. The increase is primarily due to long-term debt issuances of $5.5 billion. The Company also suspended its share repurchase program in early March 2020.
Debt obligations at March 31, 2020 totaled $39.2 billion compared with $34.2 billion at December 31, 2019. During the first quarter, the Company secured $6.5 billion of new financing, including a total principal amount of $5.5 billion of debt issuances at various maturities and a new $1 billion line of credit that was drawn upon immediately. The Company also has $3.5 billion available under a committed line of credit, which has not been drawn upon, as well as continuing authority to issue commercial paper in the U.S. and global markets.
Financing and Market Risk
Debt obligations at March 31, 2020 totaled $39.2 billion, compared with $34.2 billion at December 31, 2019. The net increase in 2020 was primarily due to net long-term debt issuances with a principal amount of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.
In connection with the increased funding activity during the quarter, both Moody’s and Standard & Poor's ("S&P") affirmed our Baa1/BBB+ credit ratings, although S&P put McDonald’s on negative outlook. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business, and the Company continues to believe that Baa1/BBB+ ratings provide the optimal long-term cost of capital for shareholders.
In December 2019, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $9.5 billion remains outstanding as of March 31, 2020. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness.
In addition to the $15 billion authorized above, in April 2020 the Company’s Board of Directors provided additional authorization to issue commercial paper and draws on lines of credit agreements up to $8 billion, of which $7 billion remains available to be borrowed.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 8 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as "could," “may,” “will,” “expect,” “believe,” “anticipate” and “plan” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update them. Our expectations (or the underlying assumptions) may change or not be realized, and you should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and risks, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations may change and our performance may be adversely affected.
The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations beginning in early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change and worsening economic conditions, which could continue to adversely affect our business. In addition, our global operations have been and may continue to be disrupted to varying degrees (from limited operations including Drive-thru, Delivery and/or Take-away operations, sometimes with limited hours, menus and/or capacity, to full restaurant closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted our business and such impact could be material to our financial results, condition and outlook.
The COVID-19 pandemic may also have the effect of heightening other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, supply chain interruptions and labor availability and cost.
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

•	Accelerate our existing strategies, including through growth opportunities, acquisitions, investments and partnerships; and

•
Evolve and adjust our business strategies in response to, among other things, changing consumer behavior, operational restrictions and impacts to our results of operations and liquidity as a result of the COVID-19 pandemic.

If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.

Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, including in EOTF (which focuses on restaurant modernization), digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial, and to enhance our drive-thru technologies, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
If we do not anticipate and address evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to retain, regain and convert customers. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings and consumer preferences and behaviors in the “informal eating out” (“IEO”) segment. If we are not able to predict, or quickly and effectively respond to, these changes, or our competitors predict or respond more effectively, our financial results could be adversely impacted.
Our ability to retain, regain and convert customers also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies, marketing plans, and the value proposition they represent, are expected to continue to be important components of our business strategy; however, they may not be successful in retaining, regaining and converting customers, or may not be as successful as the efforts of our competitors, and could negatively impact sales, guest counts and market share.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in retaining, regaining and converting customers. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital marketing, allows us to reach our customers effectively and efficiently, and in ways that are meaningful to them. If the advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
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
Our results of operations are substantially affected by economic conditions, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics, pandemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions in our markets could pressure our operating performance and our business continuity disruption planning, and our business and financial results may suffer.
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
The Company's success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been significantly impacted by the COVID-19 pandemic, and the Company has granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets. The length and terms of such deferrals will vary by market. If franchisee sales trends continue to worsen, our financial results will continue to be negatively affected, which may be material.
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.’s decision to leave the European Union and the ongoing transition period, it is possible that there will be increased regulatory complexities and uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue, and may result in increased supply chain costs for items that are imported from other countries. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
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
Severe weather conditions, natural disasters, hostilities and social unrest, any shifting climate patterns or terrorist activities (or expectations about them) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
An update to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter has been included within Part I, Item 2, page 24 of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding these matters.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2020	1,493,033	$208.46	1,493,033	$14,688,763,663
February 1-29, 2020	1,583,136	209.91	1,583,136	14,356,453,572
March 1-31, 2020	1,169,542	192.69	1,169,542	14,131,091,305
Total	4,245,711	$204.66	4,245,711

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock with no specified expiration date. In early March 2020, the Company voluntarily suspended the share repurchase program.

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
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(i)
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(j)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(k)
Form of 2018 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. **

(l)
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018. **

(m)
McDonald's Corporation Target Incentive Plan, effective as of January 1, 2013, as Amended and Restated February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(n)
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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	May 7, 2020	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer